Form 10-Q
period 2007-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2007-11-21
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:   -   001-33810

AMERICAN PUBLIC EDUCATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0724376
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

111 West Congress Street
Charles Town, West Virginia 25414
(Address, including zip code, of principal executive offices)
(304) 724-3700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The total number of shares of common stock outstanding as of November 14, 2007, was 17,676,113.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30,	As of December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,261	$11,678
Accounts receivable, net of allowance of $529 at 2007 and $263 at 2006	3,941	5,448
Income tax receivable	1,012	679
Prepaid expenses	1,106	856
Deferred income taxes	406	299
Current assets of discontinued operations	-	33

Total current assets	26,726	18,993
Property and equipment, net	10,845	9,363
Other assets	1,648	386
Noncurrent assets of discontinued operations	-	8
Total assets	$39,219	$28,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,965	$1,502
Accrued liabilities	4,088	3,157
Deferred revenue and student deposits	6,838	3,852
Current portion of long term debt	-	29
Current liabilites of discontinued operations	-	8

Total current liabilities	12,891	8,548
Deferred income taxes	2,136	1,437
Long term debt	-	1,944
Total liabilities	15,027	11,929

Stockholders’ equity:
Class A, $.01 par value;
Authorized shares - 9,412; Issued and outstanding
shares - 9,256 in 2007 and 2006	93	93
Common stock, $.01 par value;
Authorized shares - 50,000; Outstanding shares -
2,873 and 2,542 in 2007 and 2006	29	25
Additional paid-in capital	27,952	26,378
Accumulated deficit	(3,882)	(9,675)

Total stockholders’ equity:	24,192	16,821

Total liabilities and stockholders' equity	$39,219	$28,750

See accompanying notes to consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues	$17,612	$10,188	$47,873	$27,149
Costs and expenses:
Instructional costs and services	7,708	4,635	20,697	12,558
Selling and promotional	1,946	1,158	4,834	3,533
General and administrative	3,695	2,436	10,769	6,461
Depreciation and amortization	685	451	2,007	1,244

Total costs and expenses	14,034	8,680	38,307	23,796

Income from continuing operations before
interest income and income taxes	3,578	1,508	9,566	3,353
Interest income, net	257	85	595	211

Income from continuing operations
before income taxes	3,835	1,593	10,161	3,564
Income tax expense	1,613	210	4,368	1,153

Income from continuing operations	2,222	1,383	5,793	2,411

Loss from discontinued operations, net of
income tax benefit of $228 and $302 for
the three and nine months ended
September 30, 2006, respectively	-	(538)	-	(633)

Net income	$2,222	$845	$5,793	$1,778
`
Income from continuing operations per
common share:
Basic	$0.18	$0.12	$0.48	$0.21

Diluted	$0.18	$0.11	$0.46	$0.20

Net Income per common share:
Basic	$0.18	$0.07	$0.48	$0.15

Diluted	$0.18	$0.07	$0.46	$0.15

Weighted average number of common
shares:
Basic	12,107,018	11,765,600	11,990,375	11,723,458

Diluted	12,640,799	12,175,384	12,530,269	12,159,350

See accompanying notes to consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)
	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Operating activities
Net income	$5,793	$1,778
Add: (loss) from discontinued operations, net	-	(633)
Income from continuing operations, net	5,793	2,411
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debts/(decrease) in allowance for doubtful accounts	266	(439)
Depreciation and amortization	2,007	1,244
Stock-based compensation	754	239
Excess tax benefit from stock based compensation	17	-
Deferred income taxes	592	(53)
Changes in operating assets and liabilities:
Accounts receivable	1,241	512
Prepaid expenses and other assets	(250)	(370)
Income tax receivable	(333)	(214)
Accounts payable and accrued liabilities	1,394	555
Income tax payable	-	1,073
Deferred revenue and student deposits	2,986	945

Net cash provided by operating activities from continuing operations	14,467	5,903
Net cash provided by operating activities from discontinued operations	33	40
Net cash provided by operating activities	14,500	5,943

Investing activities
Capital expenditures	(3,489)	(3,574)
Capitalized program development costs and other assets	(218)	(190)

Net cash used in investing activities from continuing operations	(3,707)	(3,764)
Cash used in investing activities from discontinued operations	-	(116)
Net cash used in investing activities	(3,707)	(3,880)

Financing activities
Borrowing on long term debt	-	1,980
Payments on long-term debt	(1,973)	-
Common stock issuance costs in anticipation of initial public offering	(1,044)	-
Cash paid for repurchase of common stock	(55)	-
Cash received from issuance of common stock, net of issuance costs	-	168
Proceeds from exercise of stock options	862	-

Net cash (used in)/provided by financing activities	(2,210)	2,148

Net increase in cash and cash equivalents	8,583	4,211
Cash and cash equivalents at beginning of period	11,678	5,511

Cash and cash equivalents at end of period	$20,261	$9,722

Supplemental disclosure of cash flow information
Interest paid	$56	$15

Income taxes paid	$4,092	$445

See accompanying notes to consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share and share data)

1. Nature of the Business

American Public Education, Inc. (“APEI”) together with its subsidiaries (the “Company”) is a provider of exclusively online postsecondary education directed at the needs of the military and public service communities that operates in one reportable segment. APEI has five subsidiaries, including the American Public University System, Inc. (the “University System”), a West Virginia corporation, which operates through two universities, American Military University and American Public University.

The Company was incorporated in Delaware in May 2002 in anticipation of the reorganization of American Military University, Inc., a Commonwealth of Virginia corporation that was founded in 1991 and began offering graduate courses in January 1993. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council (“DETC”), in 1995, American Military University, Inc. began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University, Inc. diversified its educational offerings into the liberal arts in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University, Inc. extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. Effective July 29, 2002, American Military University, Inc. reorganized into a holding company structure, with all of the shares of capital stock of American Military University, Inc. being converted into equivalent shares of capital stock of the Company and the operations of American Military University, Inc. becoming operations of the University System. Because this transaction was consummated among entities under common control, it was recorded in a manner similar to that in pooling-of-interest accounting, which is often referred to as a reorganization.

The University System is subject to extensive regulation by (1) state regulatory bodies, (2) accrediting agencies recognized by the U.S. Secretary of Education and (3) the federal government through the U.S. Department of Education and under the Higher Education Act of 1965, as amended, or the Higher Education Act. The regulations, standards and policies of these agencies cover the vast majority of the Company’s operations, including educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition.

As an institution of higher education that grants degrees, diplomas and certificates, the University System is required to be authorized by appropriate state education authorities. In addition, in certain states as a condition of continued authorization to grant degrees and in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces, a school must be accredited by an accrediting agency recognized by the Secretary of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution. The Higher Education Act requires accrediting agencies recognized by the Secretary of Education to review and monitor many aspects of an institution’s operations and to take appropriate action when the institution fails to comply with the accrediting agency’s standards.

The Company’s operations are also subject to regulation due to the University System’s participation in federal student financial aid programs under Title IV of the Higher Education Act. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of Education, and be certified as an eligible institution by the Department of Education.

The Company formed Rockwell Education, Inc. (“Rockwell”) in the Commonwealth of Virginia for the purpose of acquiring all of the assets of Pinnacle Software Solutions, Inc. in February 2005. The acquired assets included Rockwell University, a school that provided various software and programming training sessions to students and companies. As of August 31, 2006, the Company discontinued the operations of Rockwell, and the activities of Rockwell are included in the accompanying financial statements as discontinued operations.

2. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.   They do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements for the fiscal year ended December 31, 2006 included in the Prospectus that forms a part of the Company’s Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on November 9, 2007 (Registration No. 333-145185).

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Contingencies

     The Company accrues for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters when such costs are probable and can be reasonably estimated. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s estimate of such costs, which may vary from the ultimate cost and expenses, associated with any such contingency.

     From time to time the Company may be involved in litigation in the normal course of its business.  In the opinion of management, the Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

   Concentration

     Approximately 66% of the Company’s revenues for the nine months ended September 30, 2007 were derived from students who receive tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. A reduction in this assistance could have a significant impact on the Company’s operations. In October of 2006, APUS was approved for participation in Title IV programs, allowing the Company to participate in federal student aid programs.

    3. Net Income Per Common Share

     Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options and warrants.

     The Company effected an 11-for-1 stock split of its common stock and its Class A common stock on September 19, 2007, and increased its authorized capital.  All share and per share amounts related to common stock, Class A common stock, options and the warrant included in the consolidated financial statements have been restated to reflect the stock split.

     The following table is a reconciliation of the shares and warrants used to calculate basic and diluted net income per common share.  Stock options and warrants are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  Options to purchase 472,989 common shares were outstanding but not included in the computation of diluted net income per common share for the three and nine months ended September 30, 2006 because they were anti-dilutive.  There were no anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator:
Net income	$2,222	$845	$5,793	$1,778
Add: (loss) from discontinued operations, net	-	(538)	-	(633)
Net income from continuing operations , net	$2,222	$1,383	$5,793	$2,411

Denominator:
Weighted average shares outstanding	12,107,018	11,765,600	11,990,375	11,723,458
Effect of dilutive stock options and warrants	533,781	409,784	539,894	435,892

Adjusted weighted average shares outstanding	12,640,799	12,175,384	12,530,269	12,159,350

Basic net income per common share	$0.18	$0.07	$0.48	$0.15
Diluted net income per common share	$0.18	$0.07	$0.46	$0.15

4. Income Taxes

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  We adopted FIN 48 effective January 1, 2007. There were no material adjustments from the adoption of this standard in the nine months ended September 30, 2007.  The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Currently, no examinations are open in any jurisdiction.

     For federal purposes, tax years 2004-2006 remain open to examination as a result of earlier net operating losses being utilized in recent years.  The statue of limitation remains open on the earlier years for three years subsequent to the utilization of net operating losses.  For state purposes, the statute of limitation remains open in a similar manner for states that have generated net operating losses.

   The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.  In September of 2007, the statute of limitations expired on federal issues related to tax years 2002-2003.  There was no material impact on the unrecognized tax benefits related to the expiration of the statue of limitations for tax years 2002-2003.

5. Stock Based Compensation
     On January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R – Share Based Payment, a revision of FASB Statement No. 123 – Accounting for Stock Based Compensation, or SFAS 123R.  This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards.  The Company elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, the Company has not restated financial results for prior periods.  Under this transition method, stock-based compensation expense for 2006 included compensation expenses for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the original provisions of SFAS 123.  Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant,  as well as assumptions regarding a number of highly complex and subjective variables.  We calculate the expected term of stock option awards using the “simplified method” as defined in Staff Accounting Bulletin No. 107 because we lack historical data and are unable to make reasonable expectations regarding the future.  We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections.  We make assumptions with respect to the expected stock price’s volatility based on the average historical volatility of peers with similar attributes.  In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day.  Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under SFAS 123R.

 6. Stock Based Compensation Plan

     In February 2002, the Company’s adopted the 2002 Stock Incentive Plan (the “2002 Stock Plan”).  The 2002 Stock Plan had 2.2 million shares of common stock authorized for issuance as options at fair value to employees, officers, directors and service providers of APEI and its affiliates, including APUS, at the discretion of the Board of Directors.

      On August 3, 2007, APEI’s Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and its stockholders approved the new equity plan on November 6, 2007.  The new equity plan was effective as of August 3, 2007, however, no grants were made under the plan during the period ended September 30, 2007.

     Upon adoption of the new equity plan, APEI ceased making awards under the 2002 Stock Plan.  The new equity plan allows APEI to grant up to 1.1 million shares plus any shares of common stock remaining available for issuance under the 2002 Stock Plan as of the effective date of the new equity plan and any shares of APEI common stock that are subject to outstanding awards under the 2002 Stock Plan that expire or are forfeited, canceled or settled for cash without delivery of shares of APEI common stock after the effective date of the new equity plan.  Awards under the new equity plan may be stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

     Options granted through September 30, 2007, vest ratably over periods of three to five years and expire in 10 years from the date of grant.  The weighted-average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $3.89 and $2.38, respectively.

     Option activity is summarized as follows (unaudited):

				Weighted-
		Plan Options		Average
	Available	Outstanding		Exercise Price
Service-based Stock Options	for Grant	Incentive	Non-Qualified	per Share
Balance, December 31, 2006	323,851	835,274	104,500	$2.51
Granted	(363,000)	133,804	229,196	6.79
Exercised	-	(277,200)	(64,900)	2.52
Canceled	42,900	(39,600)	(3,300)	1.57

Balance, September 30, 2007	3,751	652,278	265,496	$4.25

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Service-based Stock Options	Shares	Price	Term	(in thousands)
Balance at September 30, 2007	917,774	$4.25	8.1	$10,788
Vested and expected to vest, September 30, 2007	917,774	$4.25	8.1	$10,788
Exercisable, September 30, 2007	259,241	$4.25	7.6	$3,049

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s estimated fair market value of its stock on the last day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2007 and 2006 was $1,328 and $4,610, and $78 and $287, respectively.  The proceeds from stock option exercises for the nine months ended September 30, 2007 were $862 and the tax benefits realized related to the stock option exercises totaled $27.

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the fair value on the grant date, estimated in accordance with the provision of SFAS 123R using the Black-Scholes option-pricing model with the following assumptions:

	Sep-07	Sep-06
Expected volatility	27.75%	45.50%
Expected dividends	0.00%	0.00%
Expected term, in years	6.5	6.5
Risk-free interest rate	4.58-4.76%	4.61-5.02%

 Compensation cost charged against income during the three and nine months ended September 30, 2007 and September 30, 2006 for the 2002 Stock Plan is as follows:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007		2006	2007	2006
(Unaudited)			(Unaudited)
Instructional costs and services	$25	$24	$72	$53
Marketing and promotional	6	3	36	12
General and administrative	105	20	646	174
Stock-based compensation expense in operating income	136	47	754	239
Tax benefit	(23)	(6)	(148)	(53)
Stock-based compensation expense, net of tax	$113	$41	$606	$186

As of September 30, 2007, total compensation cost related to non-vested service-based stock options not yet recognized was $1,200, which is expected to be recognized over the next 48 months on a weighted-average basis.

7. Subsequent Events

     Purchased Building. On August 13, 2007, the Company entered into an agreement to purchase office space for $1,215.  The Company used cash to purchase the property and closed the transaction in October 2007.

     Warrant Exercise. In October 2007, the holder of a warrant to purchase 155,815 shares of Class A common stock at an exercise price of $4.62 per share exercised the warrant in full.

     Initial Public Offering. APEI closed its initial public offering on November 14, 2007.  In the initial public offering, APEI sold 5,390,625 shares of its common stock at a price to the public of $20.00 per share, before underwriting discounts and commissions.  The sale of the shares included the exercise in full of the underwriters’ option to purchase up to an additional 703,125 shares at the initial public offering price to cover over-allotments. Net proceeds to APEI were approximately $100,266, after deducting underwriting discounts and commissions and before offering expenses. In connection with the closing of the initial public offering, all of APEI’s Class A Common Stock was converted into shares of common stock.

     Special Distribution.  On November 8, 2007, APEI declared a special distribution in the amount of $93,750 or $7.63 per share, payable upon the completion of the initial public offering to stockholders of record immediately prior to the completion of the offering.  APEI used proceeds from the initial public offering to pay the special distribution.

     New Equity Plan Grants.    In connection with the initial public offering, on November 8, 2007, the Company granted options to purchase 259,050 shares of common stock to employees with an exercise price equal to the initial public offering price of $20.00 per share.  The options will vest ratably over a period of three years and the options will expire seven years from the date of grant.  In connection with the closing of the public offering, on November 14, 2007, the Company granted 72,093 shares of restricted stock to employees and directors.  The restricted stock granted to employees will vest ratably over a period of three years, and the restricted stock granted to directors will vest in full in connection with the Company’s 2008 annual meeting of stockholders or one year from the date of grant, whichever is earlier.  Upon the closing of the initial public offering, the Company issued 10 shares to each full time employee below the level of vice president, for an aggregate of 3,820 shares of common stock.

    Outstanding Shares. The outstanding shares at September 30, 2007 do not include the shares of stock issued upon the warrant exercise described above, the shares issued in the initial public offering, the 72,093 shares of restricted stock issued pursuant to the new equity plan in connection with the closing of the initial public offering; and the 3,820 shares of common stock that were issued at the time of or after the closing of the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of our Form 10-Q and in the “Risk Factors” section of the Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on November 9, 2007 (Registration No. 333-145185).  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in the Prospectus as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

   Background

     American Public Education, Inc. is the parent company of American Public University System.  American Public University System is a provider of exclusively online postsecondary education directed at the needs of the military and public service communities, and operates through American Military University, or AMU, and American Public University, or APU.  Our universities share a common faculty and curriculum that includes 57 degree programs and 49 certificate programs in disciplines related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration and liberal arts.  We currently serve approximately 27,000 part-time adult students living in all 50 states and more than 130 foreign countries.  Our university system is regionally and nationally accredited.

     The university system offers terms beginning on the first Monday of each month in either eight- or sixteen-week formats.  Semesters and academic years are established to manage Title IV students and assist them in meeting eligibility requirements.

     On August 2007 we filed a Registration Statement on Form S-1 (Registration No. 333-145185) for our initial public offering, which we completed on November 14, 2007.  In the initial public offering, we sold 5,390,625 shares of our common stock at a price to the public of $20.00 per share, before underwriting discounts and commissions.

The sale of the shares included the exercise in full of the underwriters’ option to purchase up to an additional 703,125 shares at the initial public offering price to cover over-allotments. Net proceeds to us were approximately $100.3  million, after deducting underwriting discounts and commissions and before offering expenses.  In connection with the closing of the initial public offering, all of our Class A Common Stock was converted into shares of common stock.

     As a public company, we expect that we will incur significant additional costs and expenses such as increased legal and audit fees, professional fees, directors’ and officers’ insurance costs and expenses related to compliance with Sarbanes-Oxley Act regulations and other annual costs of doing business as a public company including hiring additional personnel and expanding our administrative functions. We expect these additional expenses to range from $1.5 million to $2.0 million per year and anticipate funding costs relating to being a public company with cash provided by operating activities and cash on hand.

The Company formed Rockwell Education, Inc. (“Rockwell”) in the Commonwealth of Virginia for the purpose of acquiring all of the assets of Pinnacle Software Solutions, Inc. in February 2005. The acquired assets included Rockwell University, a school that provided various software and programming training sessions to students and companies. As of August 31, 2006, the Company discontinued the operations of Rockwell, and the activities of Rockwell are included in the accompanying financial statements as discontinued operations.

       Summary

     In recent years, we have experienced substantial growth. In the first nine months of 2007, revenues increased 76.3% over the same period in 2006 resulting from a 77.5% increase in net course registrations over the same period and a 10% increase in graduate student tuition in 2007 that we announced in the summer of 2006.  Net income for the first nine months of 2007 was $5.8 million, an increase of 225.8% over the same period in 2006.  Diluted earnings per share were $0.46 for the first nine months of 2007 compared to $0.15 for the same period in 2006.  We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving our recent acceleration in growth.  While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations or revenue as our historical growth rates may not be sustainable.  Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins. Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. Following our implementation of Title IV programs for classes beginning in November 2006, for the nine months ended September 30, 2007, 9.9% of our net course registrations were from students using financial aid under Title IV programs. Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, we cannot estimate the costs and expenses associated with administering Title IV programs and complying with the associated regulations.

Our results in 2006 also reflect the inclusion of our discontinued operations related to Rockwell Education, Inc. (“Rockwell”).  We formed Rockwell for the purpose of acquiring all of the assets of Pinnacle Software Solutions, Inc. in February 2005. The acquired assets included Rockwell University, a school that provided various software and programming training sessions to students and companies. As of August 31, 2006, we discontinued the operations of Rockwell, and the activities of Rockwell are included in our financial statements as discontinued operations.

Critical Accounting Policies
     Critical accounting policies are disclosed in our 2006 audited financial statements, which are included in the Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on November 9, 2007 (Registration No. 333-145185).  There have been no significant changes in our critical accounting policies from those disclosed in the Prospectus.

Results of Operations

  The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
2007		2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	43.8	45.5	43.2	46.3
Selling and promotional	11.0	11.4	10.1	13.0
General and administrative	21.0	23.9	22.5	23.8
Depreciation and amortization	3.9	4.4	4.2	4.6

Total costs and expenses	79.7	85.2	80.0	87.7

Income from continuing operations before
interest income and income taxes	20.3	14.8	20.0	12.3
Interest income, net	1.5	0.8	1.2	0.8

Income from continuing operations
before income taxes	21.8	15.6	21.2	13.1
Income tax expense	9.2	2.1	9.1	4.2

Income from continuing operations	12.6	13.5	12.1	8.9

Loss from discontinued operations, net of
income tax benefit of $228 and $302 for
the three and nine months ended
September 30, 2006, respectively	-	(5.3)	-	(2.3)

Net income	12.6%	8.2%	12.1%	6.6%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

     Revenues. Our revenues for the three months ended September 30, 2007 were $17.6 million, an increase of $7.4 million, or 72.9%, compared to $10.2 million for the three months ended September 30, 2006. The increase was a result of an increase in the number of net course registrations, which were primarily attributable to increased student referrals, the receipt of regional accreditation in May, 2006, and our participation in the Title IV program starting in October 2006, as well as a 10% increase in graduate tuition in 2007.

     Costs and Expenses.  Costs and expenses were $14.0 million for the three months ended September 30, 2007; an increase of $5.3 million, or 61.7%, compared to $8.7 million for the three months ended September 30, 2006.  Costs and expenses as a percentage of revenues decreased slightly to 79.7% for the three months ended September 30, 2007 from 85.2% for the three months ended September 30, 2006.   This decrease resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2007 were $7.7 million, representing an increase from $4.6 million for the three months ended September 30, 2006.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 43.8% for the three months ended September 30, 2007, compared to 45.5% for the three months ended September 30, 2006.   This decrease was primarily due to an increase in the average class size, which provided for a more efficient use of our full-time faculty.  Full-time faculty increased from approximately 37 at September 30, 2006 to 98 at September 30, 2007.

    Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2007 were $1.9 million, representing an increase 68.0% from $1.2 million for the three months ended September 30, 2006.  This increase was primarily due to an increase in the number of personnel in our marketing department required to support higher student enrollments.  Selling and promotional expenses as a percentage of revenues decreased to 11.0% for the three months ended September 30, 2007 from 11.4% for the three months ended September 30, 2006.   This decrease was primarily due to our ability to realize advertising efficiencies as a result of strong lead generations from personal referrals.

     General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2007 were $3.7 million representing an increase of 51.7% from $2.4 million for the three months ended September 30, 2006.  The increase in expense was a result of the need for additional technology, financial positions, recruiting, professional services, management and administrative facilities required to support a larger student body, participation in federal student aid, preparations for going public, and an increase in stock based compensation expense. General and administrative expenses as a percentage of revenues decreased to 21.0% for the three months ended September 30, 2007 from 23.9% for the three months ended September 30, 2006.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

     Depreciation and amortization. Depreciation and amortization expenses were $0.7 million for the three months ending September 30, 2007, compared with $0.5 million for the three months ended September 30, 2006.  This represents an increase of 51.9%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based compensation. Stock-based compensation included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended September 30, 2007 was $136,000 in the aggregate, representing an increase of 189.4% from $47,000 for the three months ended September 30, 2006.  The increase in stock-based compensation is primarily attributable to an increase in new stock option grants at a higher value.

     Interest income, net. Our interest income, net increased by $172,000 for the three months ended September 30, 2007 to $257,000, representing an increase of 202.4%.  This is attributable to increased cash flow due to revenues and collections and a result of investment yields on the higher cash balance.

     Income tax expense. We recognized income tax expense for the three months ended September 30, 2007 and 2006 of $1.6 million and $0.2 million, respectively, or effective tax rates of 42.0% and 13.2%, respectively.  The increase in income tax expense was directly attributable to higher pre-tax profits and a reduction in the historic tax credit we were eligible for in 2006.

     Net income. Our net income was $2.2 million for the three months ended September 30, 2007, compared to net income of $0.8 million for the three months ended September 30, 2006, an increase of $1.4 million.  This increase was related to the factors discussed above and a reduction in our loss from discontinued operations.  Income from continuing operations was $2.2 million for the three months ended September 30, 2007, compared to income from continuing operations of $1.4 million for the three months ended September 30, 2006.  We incurred a net loss of $538,000 for the three months ended September 30, 2006 related to our discontinued Rockwell operations compared to $0 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

     Revenues. Our revenues for the nine months ended September 30, 2007 were $47.9 million, an increase of $20.8 million, or 76.3%, compared to $27.1 million for the nine months ended September 30, 2006.  The increase was a result of an increase in the number of net course registrations, which were primarily attributable to increased student referrals, the receipt of regional accreditation in May 2006, and our participation in the Title IV program starting in October 2006, as well as a 10% increase in graduate tuition in 2007.

   Costs and Expenses.  Costs and expenses were $38.3 million for the nine months ended September 30, 2007; an increase of $14.5 million, or 61.0% compared to $23.8 million for the nine months ended September 30, 2006.  Costs and expenses as a percentage of revenues decreased slightly to 80.0% for the nine months ended September 30, 2007 from 87.7% for the nine months ended September 30, 2006.   This decrease resulted from the factors described below.

    Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2007 were $20.7 million, representing an increase of 64.8% from $12.6 million for the nine months ended September 30, 2006.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expense as a percentage of revenues decreased to 43.2% for the nine months ended September 30, 2007 from 46.3% for the nine months ended September 30, 2006.  This decrease was primarily due to an increase in the average class size, which provided for a more efficient use of our full-time faculty.  Full-time faculty increased from approximately 37 at September 30, 2006 to 98 at September 30, 2007.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2007 were $4.8 million, representing an increase of 36.8% from $3.5 million for the nine months ended September 30, 2006.  This increase was primarily due to an increase in the number of personnel in our admissions department required to support higher student enrollments.  Selling and promotional expenses as a percentage of revenues decreased to 10.1% for the nine months ended September 30, 2007 from 13.0% for the nine months ended September 30, 2006.  This decrease was primarily due to our ability to realize advertising efficiencies as a result of strong lead generations from personal referrals.

     General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2007 were $10.8 million, representing an increase of 66.7% from $6.5 million for the nine months ended September 30, 2006.  The increase in expense was a result of the need for additional technology, financial positions, recruiting, professional services, management and administrative facilities required to support a larger student body, participation in federal student aid, preparations for going public, and an increase in stock based compensation expense.  General and administrative expenses as a percentage of revenues decreased to 22.5% for the nine months ended September 30, 2007, from 23.8% for the nine months ended September 30, 2006. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

     Depreciation and amortization. Depreciation and amortization expenses were $2.0 million for the nine months ended September 30, 2007, compared with $1.2 million for the nine months ended September 30, 2006.  This represents an increase of 61.3%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based compensation. Stock-based compensation included in instructional costs and services, selling and promotional, and general and administrative expense for the nine months ended September 30, 2007 was $754,000 in the aggregate, representing an increase of 215.5% from $239,000 for the nine months ended September 30, 2006.  The increase in stock-based compensation is primarily attributable to an increase in new stock option grants at a higher value.

     Interest income, net. Our interest income, net increased by $384,000 for the nine months ended September 30, 2007 to $595,000, representing an increase of 182.0%.  This is attributable to increased cash flow from operations resulting in investment income on higher cash balances.

     Income tax expense. We recognized income tax expense from continuing operations for the nine months ended September 30, 2007 and 2006 of $4.4 million and $1.2 million, respectively, or effective tax rates of 43.0% and 32.4%, respectively.  The increase in income tax expense was directly attributable to higher pre-tax profits and a reduction in the historic tax credit we were eligible for in 2006.

     Net income. Our net income was $5.8 million for the nine months ended September 30, 2007, compared to net income of $1.8 million for the nine months ended September 30, 2006, an increase of $4.0 million.  This increase was related to the factors discussed above and a reduction in our loss from discontinued operations.  Income from continuing operations was $5.8 million for the nine months ended September 30, 2007, compared to income from continuing operations of $2.4 million for the nine months ended September 30, 2006.  We incurred a net loss of $633,000 for the nine months ended September 30, 2006 related to our discontinued Rockwell operations compared to $0 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

   Liquidity

     The company financed operating activities and capital expenditures during the nine months ended September 30, 2007 and 2006 primarily through cash provided by operating activities and proceeds received from the exercise of stock options.  Cash and cash equivalents were $20.3 million and $11.7 million at September 30, 2007 and December 31, 2006, respectively.

     We derive a significant portion of our revenues from tuition assistance programs from the Department of Defense (DoD).  Generally, these funds are received within 60 days of the start of the classes to which they relate.  A growing source of revenue is derived from our participation in Title IV programs, for which disbursements are governed by federal regulations.  However, we have typically received disbursements under this program within 30 days of the start of the applicable class.

     These factors, together with the number of classes starting each month, affect our operational cash flow.  Our costs and expenses will increase now that we are a public company, and we expect to fund these expenses through cash from operations.

We have available to us a line of credit with a maximum borrowing amount of up to $5.0 million.  The line bears interest at LIBOR plus 200 basis points.  The line is secured by substantially all of our assets.  We have never borrowed under this line of credit facility.  After the completion of our initial public offering, and on a regular basis, we intend to review the terms of our credit facilities.

     In 2006, we borrowed $893,000 and $1.1 million under two mortgage notes.  Both notes accrued interest at LIBOR plus 22 basis points (7.6% at December 31, 2006), and were secured by real estate in Charles Town, West Virginia.  Payment was due in full on September 1, 2011.  These notes were subsequently paid off in April 2007.

     Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

     On November 14, 2007, the company closed its initial public offering of 5,390,625 shares at a price of $20 per share.  After the underwriters’ discount, the company received net proceeds of $100.3 million.  Following the closing, the company paid $93.8 million as a special distribution to shareholders prior to the offering.  After the special distribution, the remaining $6.5 million will be used to pay any expenses remaining related to the offering and the residual proceeds will be retained.

   Operating Activities

     Net cash provided by operating activities was $14.5 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively.   As revenue and profits have grown, cash has increased.  Cash and cash equivalents were $20.3 million and $11.7 million at September 30, 2007 and December 31, 2006, respectively.

   Investing Activities

      Net cash used in investing activities was $3.7 million and $3.9 million for the nine months ended September 30, 2007 and 2006, respectively.  The $0.2 million increase is primarily due to capital expenditures, the majority of which were related to software development and IT infrastructure costs.

   Financing Activities

     Net cash used in financing activities for the nine months ended September 30, 2007 was primarily a result of the repayment of two mortgage notes that were obtained in 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments.  We invest excess cash in bank overnight deposits.  We have no derivative financial instruments or derivative commodity instruments as of September 30, 2007.

     Future investment income may fall short of expectations due to changes in interest rates.   At September 30, 2007, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

     Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

     We currently have no material legal proceedings pending.

Item 1A. Risk Factors

     An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on November 9, 2007 (Registration No. 333-145185).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

   In the three months ended September 30, 2007, options under our 2002 Stock Incentive Plan were exercised to purchase 95,700 shares of our common stock for aggregate consideration of $202,476.  The issuances of the securities described in this paragraph were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) under the Securities Act of 1933 in that such issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act of 1933, in that they were offered and sold pursuant to a written compensatory plan relating to compensation, as provided by Rule 701.

Use of Proceeds

    On November 8, 2007, our Registration Statement on Form S-1 (333-145185) covering our initial public offering was declared effective by the SEC, and the offering commenced that day. We sold 5,390,625 shares of common stock, including 703,125 shares to cover an over-allotment option granted to the underwriters. William Blair 7 Company, L.L.C acted as sole book-running manager and Piper Jaffray & Co. acted as co-lead manager.  The offering closed on November 14, 2007.  T he shares were sold at a price to the public of $20.00 per share. Costs incurred in connection with the issuance and distribution of the securities registered were as follows:
•	Underwriting discounts and commissions — $7,546,875
•	Estimate of other expenses — $1,762,422
•	Estimate of total expenses — $9,309,297

 The net offering proceeds to us after deducting the estimated total expenses described above total approximately $98,503,203.

     We have used $93,750,006 of the net proceeds to pay a special distribution to our stockholders of record who owned shares immediately before the closing of our initial public offering, which included payments to our directors, executive officers, and persons who own 10% or more of our common stock on a pro rata basis in accordance with their ownership of our stock.  We intend to use the estimated remaining $4,753,197 of the net proceeds from the offering for working capital and other general corporate purposes.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

      By written consent dated September 19, 2007, holders of a majority of our capital stock entitled to vote at each meeting of our stockholders, and holders of a majority of our issued and outstanding shares of Class A Common Stock, voting together as a single voting class, (i) approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to effect an 11-for-1 stock split of our common stock and our Class A Common Stock, and (ii) increasing our authorized capital. Each of the foregoing items was approved by holders of 9,256,258 shares of our Class A Common Stock then outstanding and 2,873,442 shares of our common stock then outstanding. There were no votes cast against or withheld and no abstentions with respect to the foregoing items.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC
EDUCATION, INC.

__________/s/ Wallace E. Boston__________	November 20, 2007

Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

__________/s/ Harry T. Wilkins__________	November 20, 2007

Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)