Form 10-K
period 2007-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2008-03-28
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission File Number: 001-33810

American Public Education, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0724376
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Congress Street
Charles Town, West Virginia 25414
(Address, including zip code, of principal executive offices)

(304) 724-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par Value	The NASDAQ Global Market

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The total number of shares of common stock outstanding as of March 16, 2008, was 17,848,716.

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the NASDAQ Global Market on November 9, 2007. As of December 31, 2007, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $325.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2007 fiscal year) are incorporated by reference into Part III of this Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this annual report include statements about:

•	our ability to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting agency requirements;

•	the pace of growth of our enrollment;

•	our conversion of prospective students to enrolled students and our retention of active students;

•	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;

•	our maintenance and expansion of our relationships with the United States Armed Forces and various organizations and the development of new relationships;

•	the competitive environment in which we operate;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business and growth strategies; and

•	our financial performance generally.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, which apply only as of the date of this annual report. These important factors include those that we discuss in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere. You should read these factors and the other cautionary statements made in this annual report as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements after the date of this annual report, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.	BUSINESS

Company Overview

American Public Education, Inc. is a provider of exclusively online postsecondary education directed at the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System. Our universities share a common faculty and curriculum, which includes 57 degree programs and 49 certificate programs in disciplines related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration and liberal arts. We currently serve over 30,000 students living in all 50 states and more than 130 foreign countries. Our university system is regionally and nationally accredited.

From 2003 to 2007, our total revenue increased from $17.8 million to $69.1 million, which represents a compound annual growth rate (CAGR) of 40%. Our net course registrations increased 46% and 73% in 2006 and 2007, respectively, over the prior periods. We believe the recent acceleration in our growth is attributable to: (i) high student satisfaction and referral rates; (ii) regional accreditation in May 2006; (iii) increasing acceptance of distance learning within our targeted markets; and (iv) achieving certification to participate in federal student aid programs under Title IV of the Higher Education Act of 1965 beginning with classes starting in November 2006. Net income attributable to common stockholders improved to $8.8 million in 2007 from net income of $217,000 in 2003.

Over 80% of our students serve in the United States military on active duty, in the reserves, or in the National Guard or are veterans. Most of our other students are public service professionals including federal, national and local law enforcement personnel or other first responders. Our programs are designed to help these working adult students advance in their current professions or prepare for their next career. Our online method of instruction is well-suited to these students, many of whom serve in positions requiring extended and irregular schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently and have limited financial resources. Our satisfied students have been a significant source of referrals for us, reducing our marketing costs per new student. Over 50% of our new students in 2007 who responded to our surveys tell us they inquired about enrolling in either AMU or APU as the result of a personal referral.

As of December 31, 2007, we had approximately 115 full-time and over 535 adjunct faculty, virtually all of whom have advanced degrees and many of whom are former or current leading practitioners in their fields. Our adjunct faculty also includes professors who teach at leading national and state universities. We believe quality faculty members are attracted to us because of the high percentage of military and public service professionals in our student body who can immediately apply lessons learned in our classroom to their daily work. In addition, our faculty members are attracted to the flexible nature of teaching online, the numerous support services we provide them, and our per student pay structure for adjunct faculty. Our faculty is organized into several departments under the leadership of a Provost who reports to our President and under the supervision of a nine-member university Board of Trustees.

We have invested significant amounts of capital and resources on developing proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. The PAD system also allows us to manage on an automated and cost-effective basis the complex administrative tasks resulting from offering monthly starts for over 750 classes in over 500 unique courses to our over 30,000 students taught by over 650 faculty members. Our systems and processes also help us measure and manage the activities of our faculty, student support personnel, and prospective and active students, allowing us to continuously improve our academic quality, student support services and marketing efficiency. We believe these proprietary systems and processes will support a much larger institution and provide us important competitive and cost advantages.

History

We were founded as American Military University in 1991 and began offering courses in January 1993. Our founder, a retired Marine officer, established American Military University as a distance learning graduate-level institution, specializing in a military studies curriculum for military officers seeking an advanced degree relevant to their profession. While American Military University began as a paper-based institution that operated by mail, fax, phone and e-mail, we have always been an institution specializing in distributed, distance delivery. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, in 1995, in January 1996 American Military University began offering undergraduate programs primarily directed to members of the armed forces. It gradually broadened its military studies curriculum over the next three years to include defense management, civil war studies, intelligence, and unconventional warfare, and later expanded into military-related disciplines such as criminal justice, emergency management, national security, and homeland security. Over time, American Military University diversified its educational offerings into the liberal arts in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized the operations of American Military University into our current university system and we began operating through two brands, AMU and APU. The purpose of the reorganization was in part to establish an institution brand, APU, that would appeal to non-military markets, including public service professionals such as teachers.

Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools. In September 2007, we received approval from the Higher Learning Commission to offer seven new degree programs in Education and Information Technology.

Since the founding of American Military University, we have gradually transitioned from a military focus to a more broad-based focus on the military and public services communities. Today, the split between students who are eligible for tuition assistance programs of the DoD and those who are not is approximately two-thirds to one-third. We expect the percentage of our students that are not eligible for tuition assistance programs of the DoD to continue to increase, particularly as a result of our eligibility to participate in Title IV programs and with our new degree offerings in Education and Information Technology.

Market Overview

Within the postsecondary education market, we believe that there is significant opportunity for growth in online programs. We believe that increasing requirements for workers to have job mobility, combined with the growing acceptance of online learning from employers, and the flexibility associated with online learning should attract more students, both traditional and adult, to distance learning.

There are more than 2.1 million active and reserve military professionals in the United States Armed Forces. Each year, approximately 300,000 new service members are enlisted or commissioned to replace retiring and separating members. We believe that the unpredictable and demanding work schedules of military personnel and their geographic distribution make online learning and asynchronous teaching particularly attractive to them. Military leaders and policies promote voluntary education programs as a means for service members to gain the knowledge and skills that will improve their military performance as well as prepare them for a career following their military service. Academic achievement can also result in increased rank and pay for service members. The United States Armed Forces recognize academic achievement through awarding promotion points for academic credits, specifying education level eligibility requirements for assignments, promotions, and service schools, and entering remarks on performance appraisals.

Active duty and reserve component military personnel are eligible for tuition assistance through the Uniform Tuition Assistance Program of the DoD. DoD policy allows for payment of 100% of a military student’s tuition costs, up to $250 per semester credit hour and a maximum benefit of $4,500 per fiscal year. Our undergraduate tuition per course is designed so that the tuition assistance paid by the service branches covers the cost of our courses for service members up to the annual maximum benefit. Military students who are eligible for the Veterans Administration’s GI Bill Entitlement Program may apply those funds to pay for tuition costs above the DoD limits through the GI Bill’s Top-Up feature. Most military veterans are also eligible to use their GI Bill entitlement in continuing their education after retirement or separation.

We believe that national security, homeland security, and public safety professionals also represent a large and growing market for online education. As with their military counterparts, these individuals have unique program requirements as well as unpredictable and demanding work schedules that often prevent them from attending traditional universities.

Competitive Strengths

We believe that we have the following competitive strengths:

Exclusively Online Education — We have designed our courses and programs specifically for online delivery, and we recruit and train faculty exclusively for online instruction. Because our students are located around the globe, we focus our instruction on asynchronous, interactive instruction that provides students the flexibility to study and interact during the hours of the day or days of the week that suit their terms and schedules.

Emphasis on Military and Public Services Communities — Since our founding, our culture has reflected our devotion to our mission of Educating Those Who Servetm. We have designed our academic programs, policies, marketing strategies and tuition specifically to meet the needs of the military and public service communities.

Affordable Tuition — Our tuition is generally consistent with less expensive in-state tuition at state universities and is designed so that DoD tuition assistance programs fully cover the cost of undergraduate courses and over 90% of the cost of graduate courses. We have not increased our undergraduate tuition of $250 per credit hour since 2000 and have no current intention to do so.

Commitment to Academic Excellence — Our academic programs are overseen by our Board of Trustees, which counts as members two former college presidents, four active accreditation peer evaluators, a former Commandant of the Marine Corps, and a former Department of the Army Inspector General. We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources we apply to Instruction and Educational support.

Proprietary Information Systems and Processes — Through the PAD system, students may access our services online 24/7, such as admission, orientation, course registrations, tuition payments, book requests, grades, transcripts and degree progress, and various other inquiries. We also have created management tools based on the data from the PAD system that help us to improve continuously our academic quality, student support services and marketing efficiency. A key benefit to our proprietary systems and processes is that they allow us to manage the complexities involved in starting over 750 classes in over 500 unique courses monthly. We believe our proprietary systems and processes will support a much larger student body and provide us important competitive and cost advantages.

Highly Scalable and Profitable Business Model — We believe our exclusively online education model, our proprietary management information systems, our relatively low student acquisition costs, and our variable faculty cost model have enabled us to expand our operating margins.

Experienced and Accomplished Management Team — Our management team represents a diverse blend of higher education, military, public service and business professionals. Our CEO, Wallace E. Boston, Jr., was previously a senior executive officer of several publicly-traded companies. Our Provost, Dr. Frank B. McCluskey, led successful distance learning programs at Mercy College in New York and has more than 18 years of higher education distance learning experience. Our CFO, Harry T. Wilkins, served previously as the chief financial officer for Strayer Education, Inc. from 1992 until 2001, leading Strayer through its initial public offering in 1996. Four members of our senior management are retired military officers who served in the U.S. Army or Air Force for a combined period of over 100 years.

Growth Strategies

We believe our growth in student enrollment and revenue has consistently been driven by high student satisfaction and referral rates and increasing acceptance of distance learning within our targeted markets. Between 2002 and 2005, we grew our revenue at a CAGR of 38% from $10.7 million to $28.2 million. We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving our recent acceleration in growth. Our revenues increased by 73% to $69.1 million for the year ended December 31, 2007 from $40.0 million for the year ended December 31, 2006. We plan to grow our business by employing the following primary strategies:

Expand in Our Core Military Market — We have focused on the needs of the military community since our founding and this community has been responsible for the vast majority of our growth to date. The combination of our online model, focused curriculum and outreach to the military has enabled us to gain share from more established schools that have served this market for longer periods, many of which are traditional brick and mortar schools.

Capitalize on Title IV Availability to Penetrate the Public Service and Civilian Markets — We believe our curriculum is directly relevant to federal, state and local law enforcement and other first responders, but historically this market was limited to us because, outside the federal government, only a few agencies or departments have the tuition reimbursement plans critical to fund continuing adult education. Now that our students can obtain grants or low cost student loans through Title IV programs, we have begun to increase our focus on these markets.

Focus on Improving Student Retention — As of December 31, 2007, over 80% of the students who have completed three classes with us remain as active students or have graduated from our university system. However, because our academics are rigorous, and because we are an open enrollment university system, accepting into our undergraduate programs all applicants with a high school diploma or equivalent, many of our new students have difficulty continuing with our program and drop after only one or two courses.

Add New Degree Programs — We plan to continue to expand our degree offerings to meet our students’ needs. For example, we recently received approval from The Higher Learning Commission and DETC to offer seven new degree programs in Education and Information Technology.

Accreditation

An institution must be licensed before it is allowed to teach students but generally cannot be accredited until it has active students and two years of successful, demonstrated performance. The accrediting body must observe the institution’s processes, policies and procedures, and assess its financial viability, among other factors. We maintain institutional accreditation with accrediting bodies recognized by the U.S. Department of Education. The Higher Learning Commission of the North Central Association of Schools and Colleges initially granted us Candidacy status in February 2004. We received regional accreditation from The Higher Learning Commission in May 2006. The Commission stipulated a February 2009 Progress Report on undergraduate program reviews and assessment and has scheduled the next reaccreditation site visit during the 2010-2011 academic year. We received national accreditation with the Accrediting Commission of the Distance Education and Training Council in 1995. DETC’s process provides for a reevaluation and affirmation of our accreditation every five years. We are slated for reaccreditation review in late 2009.

Curriculum and Scheduling

We offer over 100 degree and certificate programs. These programs contain more than 1,200 courses, designated as core, major or elective courses. Within our 57 degree programs are approximately 140 potential concentrations, majors, minors, and certificates, enabling students to customize their degree programs to meet their needs. We offer terms beginning on the first Monday of each month, with approximately 750 classes in over 500 unique courses starting each month in either eight- or sixteen-week formats. Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Programs	Number

Master of Arts	14
Master of Business Administration	1
Master of Education	3
Master of Public Health	1
Master of Science	3
Master of Strategic Intelligence	1
Bachelor of Arts	22
Bachelor of Business Administration	1
Bachelor of Science	8
Associate of Arts in General Studies	1
Associate of Science in Web Publishing	1
Associate of Science in Database Application Development	1
Certificates
Graduate	26
Undergraduate	23
TOTAL	106

At the graduate level, we offer degree programs in the following disciplines:

•	Master of Arts in:

•	Criminal Justice

•	Emergency Management and Disaster Management

•	History

•	Homeland Security

•	Humanities

•	International Relations and Conflict Resolution

•	Management

•	Military History

•	Military Studies

•	National Security Studies

•	Political Science

•	Public Administration

•	Security Management

•	Transportation Management and Logistics

•	Master of Business Administration

•	Master of Education in:

•	Guidance Counseling

•	Teaching

•	Administration and Supervision

•	Master of Public Health

•	Master of Science in:

•	Environmental Policy and Management

•	Space Studies

•	Sports Management

•	Master of Strategic Intelligence

At the undergraduate level, we offer degree programs in the following disciplines:

•	Bachelor of Arts in:

•	Child and Family Development

•	Criminal Justice

•	Emergency and Disaster Management

•	English

•	History

•	Homeland Security

•	Hospitality Management

•	Intelligence Studies

•	International Relations

•	Legal Studies

•	Management

•	Marketing

•	Middle Eastern Studies

•	Military History

•	Military Management and Program Acquisition

•	Philosophy

•	Political Science

•	Psychology

•	Religion

•	Security Management

•	Sociology

•	Transportation and Logistics Management

•	Bachelor of Business Administration

•	Bachelor of Science in:

•	Environmental Studies

•	Fire Science Management

•	Information Technology

•	Information Technology Management

•	Information System Security

•	Public Health

•	Space Studies

•	Sports and Health Sciences

•	Associate of Arts in General Studies

•	Associate of Science in Web Publishing

•	Associate of Science in Database Application Development

Our certificate programs generally consist of 15-18 semester hours of required courses focusing on a particular component of the broader degree program. Students may earn discrete certificates or in combination with work toward a degree program.

Lead Generation and Student Recruitment

We direct our marketing efforts primarily toward building brand awareness and lead generation among professionals serving in the military and public service communities. We mainly focus on a relationship-based strategy by striving to build long term and sustainable relationships with influential people and organizations within these groups. We believe that persons working in these fields tend to be tightly knit, which we believe greatly facilitates personal testimonials from active and former to prospective students. We believe this approach enables us to achieve student acquisition costs that are substantially less than the industry average.

Admissions

Our universities welcome qualified individuals to apply for admission at any time through an online application process. We are an open enrollment institution, and qualifications for our undergraduate program are a high school diploma or General Education Development certificate. Graduate applicants must hold a baccalaureate degree from an accredited U.S. institution or an equivalent foreign institution. In 2006, more than 47,000 prospective students inquired about admission through our website or by mail, e-mail, or phone and more than 10,000 have started at least one course. In 2007, more than 65,400 inquiries were received and more than 16,100 students have started at least one course.

Prospective students apply directly online. Upon completing the online application and orientation, students are issued a student ID number and password and provided information for submitting the necessary documentation to finalize their admission and apply for evaluation of credits that they would like to transfer. Students are also informed how to register for their initial course(s), arrange for tuition payment and navigate the online student environment. Prospective students who have questions during the admissions process may obtain assistance through our online resources and can contact the Admissions Department through our online resources or by telephone.

Tuition, Books and Fees

We believe that our ability to provide affordable programs is one of our competitive strengths. We have maintained our tuition costs in line with public, in-state rates and within the DoD tuition ceilings.

Undergraduate tuition is $250 per semester credit hour, or $750 per three-credit course. This is aligned with the DoD’s maximum tuition assistance levels per course, which enables most of our military students to take courses with no out-of-pocket costs. We anticipate no tuition increase for undergraduate students for the foreseeable future. If we were to implement a tuition increase or if the DoD were to lower the amount of tuition assistance per student, military students eligible for the U.S. Department of Veterans Affairs’ GI Bill may apply that entitlement to cover the difference through the Top-Up program. A full 120-semester hour undergraduate degree may be earned for $30,000. Eligible undergraduate students receive their textbooks through our book grant program, which represents a potential average student savings over the course of a degree of approximately $3,600 when compared to a 2005 estimate by the General Accounting Office of average text book costs for a first-time, full-time student at four-year public universities for the 2003-2004 academic year. Most students transfer in significant prior credit earned, which also reduces the cost and time of earning their degree.

Other than a modest increase in 2007 for graduate tuition, we have not raised tuition since 2000. Graduate tuition is $275 per semester hour, or $825 per three-semester credit hour course. For military students, the service branch pays $750 of the tuition costs per course, and students have the option of paying the remainder out of pocket or applying their GI Bill entitlement to cover the cost above $750. At these tuition rates, students may earn a graduate degree for less than $10,000 in tuition costs. Many students transfer credit from other institutions or military service schools, reducing their cost and time for earning a degree.

Despite being an open enrollment institution, we do not charge an admission fee, nor do we charge fees for services such as registration, technology, course drops, and similar events that trigger fees at most institutions. In addition, as a total distance learning institution, there are no resident fees, such as for parking, food service, student union and recreation. While we charge a fee for transfer credit evaluation, unlike transfer credit fees at many institutions, the fee is a one-time fee that does not increase as more credits are transferred.

In addition to military and veterans benefits, we offer a variety of federal and non-federal aid programs to assist students with their education costs. The federal student aid programs under Title IV constituted 10.6% of our net registrations in 2007, and we expect that the ability to participate in these programs is important to our growth. The following aid sources are available from military, federal, state, agency and local organizations to help students meet their education goals:

Military and Veterans Student Aid

•	Training Funds

•	Tuition Assistance

•	Veterans Administration Benefits (G.I. Bill)

Other Federal Student Aid, Including Title IV Programs

•	Federal Pell Grant

•	Federal Subsidized Stafford Loan

•	Federal Unsubsidized Stafford Loan

•	Federal PLUS Loan

•	Federal Graduate PLUS Loan

•	Academic Competitiveness Grant

•	National Science, Mathematics and Access to Retain Talent (SMART) Grant

Non-Federal Student Aid

•	Employer Voucher

•	Private Loans

•	National Sheriff’s Association Scholarship

•	Undergraduate Book Grant

Enrollment and Student Body

Our student body consists of over 30,000 students, and most of them hold full-time employment. Active students are defined as those who have completed a course in the past twelve months, or are currently enrolled or registered for an upcoming course. We disenroll students who fail to register for and complete at least one course in a calendar year, although they may later reapply for admission and active status. Students on extended military deployments may apply for a Program Hold, which keeps them active until they return and are able to resume their studies.

Faculty

Our faculty consists of over 650 members with relevant teaching and practitioner experience. As of December 31, 2007, approximately 115 faculty members are designated as full-time, and more than 535 members are serving as adjunct faculty. A significant majority of our graduate faculty hold a doctorate in the relevant field, while virtually all undergraduate faculty have earned a graduate degree. Exceptions are granted for a limited number of faculty who may not meet the degree standards, but evidence significant experience and achievement in the subject area they teach.

We establish full-time and adjunct positions based on program and course enrollment. Many full-time faculty began their career with us as adjunct members. As enrollment increases, we expect to establish additional full-time positions, as well as additional adjunct positions. We manage faculty workload by number of students rather than by courses, with full-time members teaching from approximately 150 to 650 students in the 2007 calendar year. We compensate adjunct faculty based on the number of students taking their courses.

We attract faculty through referrals by current faculty members, advertisements in education and trade association journals, and prospective members discovering us through our Internet presence. Program Managers and Department Chairs review applications and conduct interviews. We check references prior to offering positions to new faculty and, upon selection, we require each new faculty member to complete an orientation and training program that leads to their certification and assignment. Many of our faculty members have relevant experience at leading universities and within military and governmental institutions. We believe that the composition of our student body and course curriculum is particularly attractive to potential faculty members because of the opportunity to teach relevant material to students that are involved on a daily basis in implementing what is being taught. In turn, we believe that our well-regarded faculty, including many former and current practitioners in their fields, attracts new students with interest in these fields.

We believe that the quality of our faculty is critical to our success, particularly because faculty members have the largest amount of interaction with our students. We do not provide our faculty with tenure. In addition, we regularly review the performance of our faculty, including monitoring the amount of online contact that faculty have with students, reviewing student feedback and evaluating the learning outcomes achieved by students. If we determine that a faculty member is not performing at the level that we require, we work with the faculty member to improve performance, including through assigning the faculty member a mentor. If the faculty member’s performance does not improve, we will no longer allow that faculty member to teach.

Partnership At a Distance

We have established proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. Through PAD we try to create learning partnerships with our students and faculty that remove time and distance barriers. The PAD system serves as the backbone for all online student interaction, other than the classroom, which is provided through a separate program that is integrated with the

PAD system. We believe that the PAD system empowers students to control the path to achieving their educational goals by providing them with 24/7 access to resources without requiring intervention from staff. The PAD system also serves as a business workflow process designed to enable faculty and staff to make decisions for continuous process improvement based primarily on objective information and feedback from students. Through the PAD system we are also able to manage on an automated and cost-effective basis the complex administrative tasks resulting from offering monthly semester starts for over 750 classes in over 500 unique courses to our over 30,000 students taught by over 650 faculty members.

Other Technology Systems and Management

We believe that we have established a functional, secure and reliable technology system to help us fulfill our mission. We continue to invest in technology systems and enhancements to support this system and our growth. Our online classroom employs the web-based portal learning management system, Educatortm, from Ucompass.com, Inc., for which we obtained a perpetual license with long-term support commitments in the first quarter of 2008. Our IT infrastructure consists of two data centers, one at our headquarters in Charles Town, West Virginia, and one at a co-location facility in Virginia. Our technology environment is managed internally. Student access is provided through redundant data carriers in both data centers.

Competition

There are more than 4,000 U.S. colleges and universities serving traditional college age students and adult students. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market.

We compete with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs.

The primary competitive factors for institutions targeting working adult students include: specific degree program offerings; affordability, including tuition and fees and rates of increase; convenience and flexibility, including availability of online courses; reputation and academic quality; and marketing effectiveness.

Within our primary military market, there are more than 1,850 institutions that serve military students and receive tuition assistance funds. Our primary competitors for military students are other institutions offering online bachelor’s and master’s degrees and traditional colleges and universities located near military installations. Across all branches of military service, the primary institutions receiving funds, other than us, are the University of Maryland University College (UMUC), the University of Phoenix, Park University, Touro International University and varied institutions by branch, such as Central Texas College within the Army and Embry Riddle Aeronautical University for the Air Force.

Intellectual Property

We exercise rights associated with copyrights, trademarks, service marks, domain names, agreements and registrations to protect our intellectual property. Course syllabi are our property, may be used in current and future courses as needed to facilitate instruction, and may be modified to meet evolving course or curriculum requirements. Intellectual property of individual faculty members, such as weekly notes or lectures, remains the property of the faculty member, and is reserved specifically for use only by the faculty member who owns it, unless he/she grants permission for use by others.

We have secured a trademark for the phrase “Educating Those Who Serve,” which is used in promotional materials and messaging, as well as the brand names American Military University, American Public University and American Community College, and we have applied for a trademark for the term Partnership At a Distance. We also own rights to more than 135 Internet domain names pertaining to APUS, AMU, APU and other unique descriptors. Our proprietary student information and service system, the PAD system, is pending patent with the Patent and Trademark Office.

Employees

In addition to our faculty of over 650 members, as of December 31, 2007, we had a professional staff of approximately 260 non-faculty members administering our academic, technology, service and business operations. Most of our employees work in either our headquarters in Charles Town, West Virginia, or in our administrative offices in Manassas, Virginia.

All full-time employees participate in an incentive compensation program, which enables staff and full-time faculty to earn quarterly bonuses based on student retention and satisfaction factors, and an annual bonus based on financial performance.

None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF AMERICAN PUBLIC EDUCATION, INC.

The table below shows information about our executive officers:

Name	Age	Position

Wallace E. Boston, Jr.	53	President, Chief Executive Officer and Director
Harry T. Wilkins	51	Executive Vice President, Chief Financial Officer
James H. Herhusky	61	Executive Vice President, Institutional Advancement
Dr. Frank B. McCluskey	58	Executive Vice President, Provost
Peter W. Gibbons	55	Senior Vice President, Chief Administrative Officer
Carol S. Gilbert	49	Senior Vice President, Marketing
Mark L. Leuba	51	Senior Vice President, Chief Information Officer

Wallace E. Boston, Jr. joined us in September 2002 as Chief Financial Officer and, since June 2004 has served as President, Chief Executive Officer and a member of our board of directors. From August 2001 to April 2002, Mr. Boston served as Chief Financial Officer of Sun Healthcare Group. From July 1998 to May 2001, Mr. Boston served as Chief Operating Officer and later, President of NeighborCare Pharmacies. From February 1993 to May 1998, Mr. Boston served as VP-Finance and later, SVP of Acquisitions and Development of Manor Healthcare Corporation, now Manor Care, Inc. From November 1985 to December 1992, Mr. Boston served as Chief Financial Officer of Meridian Healthcare.

Harry T. Wilkins joined us in February 2007 as Executive Vice President and Chief Financial Officer. From December 2004 to February 2007, Mr. Wilkins served as a member of our board of directors and from January 2005 to February 2007 he served on the Board of Trustees of American Public University System. Since 2002, Mr. Wilkins has also served as a founding partner of Wilkins, Little & Matthews, LLP, a Baltimore-based CPA firm specializing in consulting for postsecondary education clients. From May 1992 to August 2001, Mr. Wilkins served as Chief Financial Officer of Strayer Education, Inc. From November 1984 to April 1992, Mr. Wilkins served as Director at Wooden & Benson, an accounting firm specializing in audits of education companies. From January 1979 to November 1984, Mr. Wilkins served as a senior consultant with Deloitte, Haskins and Sells, now Deloitte & Touche.

James H. Herhusky joined us in September 1995 as Director of Operations and since August 2002 has served as Executive Vice President, Institutional Advancement and Secretary. Mr. Herhusky is expected to transition to part-time status beginning in 2008. Mr. Herhusky served as our Interim Chief Operating Officer from June 2002 to August 2002. From November 1999 to July 2002, Mr. Herhusky served as our Vice President, Marketing. Previously, from October 1998 to November 1999, Mr. Herhusky served as Chief Operating Officer. Prior to joining us, Mr. Herhusky served in the United States Army for 25 years, first earning his commission through Infantry Officer Candidate School into the Adjutant General’s Corps. During his time in the Army, Mr. Herhusky served as Deputy Group Commander in Germany, Adjutant General for the 21st Theater Army Area Command, and for 6 years in the 10th Mountain Division, as Secretary of the General Staff, Deputy Chief of Staff, and Division G-1. From August 1981 to July 1984, Mr. Herhusky served as the Professor of Military Science and Senior Army ROTC Department Chair at Fort Hays State University (KS). For his military training, Mr. Herhusky attended the Army Command and General Staff College, from August 1984 to May 1985, and the Army War College, from July 1991 to July 1993.

Frank B. McCluskey, Ph.D. joined the Company in April 2005 as Executive Vice President, Provost. From July 2001 to April 2005, Dr. McCluskey served as Director and Dean of Online Learning at Mercy College in Dobbs Ferry, New York. From September 2005 to December 2005, Dr. McCluskey served on the online learning accreditation teams for the State of New York. From May 1998 to December 2002, Dr. McCluskey served as a corporate trainer and organizational consultant for the American Management Association. From December 1988 to January 1999, Dr. McCluskey served as an adjunct professor at Marymount College and Western Connecticut State College. From January 1978 to April 2005, Dr. McCluskey served as a faculty member in the philosophy department at Mercy College and also held a post-doctoral fellowship in philosophy at Yale University.

Peter W. Gibbons joined us in October 2002 as Vice President, Student Services and in January 2005 became Senior Vice President, Chief Operating Officer. In May 2007, Mr. Gibbon’s title was changed to Senior Vice President, Chief Administrative Officer. From June 2002 to October 2002, Mr. Gibbons served as Vice President, Human Resources for Sitel Corporation. Previously, from May 1975 to June 2000, Mr. Gibbons served as a field artillery officer in the United States Army and during his 25 years of service before retiring, Mr. Gibbons commanded soldiers in combat, held senior staff positions at the Department of Army level, and taught at the United States Military Academy for 3 years.

Carol S. Gilbert joined us in May 2004 as Vice President, Programs and Marketing and, since January 2005, has served as Senior Vice President, Marketing. From August 1998 to October 2003, Ms. Gilbert served as Brand Vice President at Marriott International where she led the strategic planning efforts for the SpringHill Suites’ brand and directed business and marketing strategies for the Fairfield Inn brand, including the launch of the Fairfield Inn & Suites brand extension. From April 1996 to October 1997, Ms. Gilbert served as Vice President and Director of Choice Hotels International (formerly owned by Manor Care, Inc.). From February 1991 to April 1996, Ms. Gilbert served as Senior Director, Marketing Strategy of Manor HealthCare Corporation, now Manor Care, Inc.

Mark L. Leuba joined us in January 2005 as Vice President and Chief Information Officer, and in April 2007 was promoted to Senior Vice President, Information Technology. From February 1997 to January 2005, Mr. Leuba served as Vice President for Corporate Applications and Vice President of Shared Service Applications at Random House, Inc. From March 1993 to November 1996, Mr. Leuba served as Vice President of Applications for Prudential Home Mortgage, Inc., where he led the automation of back office processes for mortgage-backed securities and secondary marketing. From April 1984 to March 1993, Mr. Leuba served as Senior Director of Application Systems at CSX Technology, a logistics subsidiary of CSX Corporation.

Available Information

Our Company’s Internet address is www.americanpubliceducation.com. We make available, free of charge through our website, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, soon after they are electronically filed with the SEC. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

REGULATION OF OUR BUSINESS

We are subject to extensive regulation by (1) state regulatory bodies, (2) accrediting agencies recognized by the U.S. Secretary of Education and (3) the federal government through the U.S. Department of Education and under the Higher Education Act of 1965, as amended, or the Higher Education Act. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition.

As an institution of higher education that grants degrees, diplomas and certificates, we are required to be authorized by appropriate state education authorities. In addition, in certain states as a condition of continued authorization to grant degrees and in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces, a school must be accredited by an accrediting agency recognized by the Secretary of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution. The Higher Education Act requires accrediting agencies recognized by the Secretary of Education to review and monitor many aspects of an institution’s operations and to take appropriate action when the institution fails to comply with the accrediting agency’s standards.

Our operations are also subject to regulation due to our participation in federal student financial aid programs under Title IV of the Higher Education Act, which we refer to in this annual report as Title IV programs. Title IV programs, which are administered by the Department of Education, include educational loans with below-market interest rates that are guaranteed by the federal government in the event of default. Title IV programs also include several grant programs for students with the greatest economic need as determined in accordance with the Higher Education Act and Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of Education, and be certified as an eligible institution by the Department of Education.

State Education Licensure

We are authorized to offer our programs by the West Virginia Higher Education Policy Commission, the regulatory agency governing postsecondary education in the State of West Virginia, where we are headquartered.

We are also authorized to operate as an out-of-state institution by the State Council of Higher Education for Virginia. We are authorized in Virginia because we have administrative offices there, which requires state authorization under Virginia laws. We are currently reviewing the licensure requirements of other states to determine whether our activities in these states constitute a presence or otherwise require licensure or authorization by the respective state educational agencies, and we have, and are in the process of seeking, licensure or authorization in additional states. Because we enroll students from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, from time to time we will need to seek licensure or authorization in additional states.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws, regulations and interpretations may relate to issues such as the requirement that online education institutions be licensed in one or more jurisdictions where they have no physical location or other presence. For instance, in some states we are or may be required to seek licensure or authorization because our recruiters meet with prospective students in the state. In other states, the state educational agency requires, or may require, licensure or authorization because, for example, we enroll students or employ faculty who reside in the state. New laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, and may require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Although we believe that the only state authorization or licensure necessary for us to participate in the tuition assistance programs for the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission, failure to comply with authorization or licensure requirements in other states could restrict our ability to recruit or enroll students in those states. Failure to comply with the requirements of the West Virginia Higher Education Policy Commission could result in our losing authorization from the West Virginia Higher Education Policy Commission, eligibility to participate in Title IV programs, or ability to offer certain programs, any of which may force us to cease operations.

Accreditation

We received institutional accreditation in 2006 from The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of Education. Our next comprehensive evaluation will be in 2010 — 2011, as part of a regularly scheduled evaluation process. Accreditation is a non-governmental system for recognizing educational institutions and their programs for student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions or programs of higher education. To be recognized by the Secretary of Education, accrediting agencies must adopt specific standards and procedures for their review of educational institutions or programs. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs, and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity, and quality required for accreditation.

The Higher Learning Commission is the same accrediting agency that accredits such universities as The University of Chicago, Northwestern University, West Virginia University, and other degree-granting public and private colleges and universities in its region (including, Arkansas, Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, Oklahoma, New Mexico, South Dakota, West Virginia, Wisconsin and Wyoming).

Accreditation by the Higher Learning Commission is an important attribute of ours. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation by an accrediting agency recognized by the Secretary of Education is necessary for eligibility to participate in tuition assistance programs of the United States Armed Forces and Title IV programs.

In addition to regional accreditation, we have been accredited by the Accrediting Commission of the Distance Education and Training Council, or DETC, since 1995. DETC is a national accrediting agency that is recognized by the Secretary of Education. The Higher Learning Commission, and not DETC, is our designated primary accreditor for Title IV program purposes.

We believe many prospective students, employers, state licensing authorities and higher education organizations may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and loss of our regional accreditation would reduce the marketability of American Public University System even if we were to maintain our national accreditation.

We also believe that military personnel are counseled that regional accreditation is an important consideration when selecting a postsecondary institution and that there are further opportunities to leverage regional accreditation to service members, such as joining degree networks previously closed to us like the Servicemember Opportunity Colleges, a DoD program that promotes its member institutions to military professionals.

Nature of Federal, State and Private Financial Support for Postsecondary Education

Our students finance their education through a combination of individual resources, tuition assistance programs of the United States Armed Forces, private loans, corporate reimbursement programs, and federal financial aid programs. Participation in these programs adds to the regulation of our operations.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense, or DoD. Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary schools that are accredited by accrediting agencies that are recognized by the Secretary of Education. For our undergraduate programs we have established tuition per course that can be 100% covered by DoD tuition assistance funds, resulting in no out-of-pocket costs to undergraduate military students to attend our institution. Each branch of the armed forces has established its own rules for the tuition assistance programs of DoD. Pursuant to these rules, in order for service members to use their tuition assistance funds at American Public University System, we need to maintain our state licensure and either our regional or national accreditation and the service member must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their degree.

To the extent that tuition assistance programs do not cover the full cost of tuition for service members, service members may also use their benefits under the Montgomery GI Bill administered by the U.S. Department of Veterans Affairs, or VA, through the GI Bill’s Top-Up feature. If we lost our eligibility to receive tuition assistance from the United States Armed Forces, or if the amount of tuition assistance per service member is reduced, military service members would need to seek alternative funds. While they may be able to use their education benefits under the Montgomery GI Bill in lieu of DoD tuition assistance funds, we do not know if that option would be as attractive to these students. As a result, the inability to participate in DoD tuition assistance programs, and any reduction in the funding for DoD tuition assistance funds, could have a material adverse effect on our operations.

The federal government provides a substantial part of its support for postsecondary education through Title IV programs, in the form of grants and loans to students who can use those funds at any institution that has been certified by the Department of Education to participate in Title IV programs. Aid under Title IV programs is primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV program funds must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students.

We were first certified to participate in the Title IV programs in September 2006. The Department of Education has approved us to participate in the following Title IV programs (described below): (1) the Federal Family Education Loan Program (the “FFEL” program), (2) the Federal Pell Grant program (the “Pell” program) and (3) campus-based programs.

(1) FFEL Program.  Under the FFEL program, banks and other lending institutions make loans to students and parents of dependent students. The FFEL program includes the Federal Stafford Loan Program, the Federal PLUS Program (which beginning on July 1, 2006 provides for making loans to graduate and professional students as well as parents of dependent undergraduate students), and the Federal Consolidation Loan Program. If a student defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan.

(2) Federal Pell Grants.   Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors.

(3) Campus-Based Programs.   The “campus-based” Title IV programs include the federal Supplemental Education Opportunity Grant program, the Federal Work-Study program and the Federal Perkins Loan program.

In addition to the programs stated above, eligible students may participate in several other financial aid programs or receive support from other governmental and private sources. For example, some of our students who are veterans use their benefits under the GI Bill to cover their tuition. Certain of our students are also eligible to receive funds from other educational assistance programs administered by the VA. Pursuant to federal law providing benefits for veterans and reservists, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in Virginia and West Virginia. We offer institutional financial aid to eligible students, such as members of the National Sheriffs’ Association. In certain circumstances, our students may access alternative loan programs. Alternative loans are intended to cover the difference between what the student receives from all financial aid sources and the full cost of the student’s education. Students can apply to a number of different lenders for this funding at current market interest rates. Finally, some of our students finance their own education or receive full or partial tuition reimbursement from their employers.

Regulation of Title IV Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, West Virginia) and maintain institutional accreditation by a recognized accrediting agency. We are currently provisionally certified to participate in Title IV programs through June 30, 2008.

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action.  Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently comprehensively reauthorized the Higher Education Act in 1998. In February 2006, President Bush signed the Deficit Reduction Act of 2005, which includes the Higher Education Reconciliation Act of 2005. Among other measures, the Higher Education Reconciliation Act reauthorizes the Higher Education Act with respect to the federal guaranteed student loan program. Because comprehensive reauthorization has not yet been completed in a timely manner, Congress recently extended the current provisions of the Higher Education Act through March 31, 2008. Congress is in the process of reviewing the Higher Education Act for purposes of reauthorization. Congress recently passed and President Bush signed into law legislation that, among other measures, reduces interest rates on certain federal student loans and reduces government subsidies to lenders that participate in federal student loan programs. We are not in position to predict with certainty whether any legislation will be passed by Congress or signed into law. The elimination of certain Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institution.

In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. A reduction in federal funding levels of such programs could reduce the ability of certain students to finance their education. These changes, in turn, could lead to lower enrollments, require us to increase our reliance upon alternative sources of student financial aid and impact our growth plans. The loss of or a significant reduction in Title IV program funds available to our students could reduce our enrollment and revenue and possibly have a material adverse effect on our business and plans for growth. In addition, the legislation and implementing regulations applicable to our operations have been subject to frequent revisions, many of which have increased the level of scrutiny to which for-profit postsecondary educational institutions are subjected and have raised applicable standards. If we were not to continue to comply with such legislation and implementing regulations, such non-compliance might impair our ability to participate in Title IV programs, offer educational programs or continue to operate. Certain of the statutory and regulatory requirements applicable to us are described below.

Eligibility and Certification Procedures.  Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change of control. An institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in ownership resulting in a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. We are currently provisionally certified because we are in our initial period of certification.

Distance Learning and Repeal of the “50% Rules.”  We offer all of our existing degree, diploma and certificate programs via Internet-based telecommunications from our headquarters in Charles Town, West Virginia.

Prior to passage of the Higher Education Reconciliation Act as part of the Deficit Reduction Act of 2005, the Higher Education Act generally excluded from Title IV programs institutions at which (1) more than 50% of the institution’s courses were offered via correspondence methods, which included online courses under certain circumstances, or (2) 50% or more of the institution’s students were enrolled in courses delivered via correspondence methods, which included online courses under certain circumstances (i.e., the “50% Rules”).. Because 100% of our courses are online courses, the 50% Rule regarding online courses previously disqualified us from participation in Title IV programs.

As part of the 1998 amendments to the Higher Education Act, the Department of Education was authorized to waive specific statutory and regulatory requirements in order to assess the viability of online educational offerings. Under the Distance Education Demonstration Program, or Demonstration Program, institutions were allowed to seek waivers of certain regulatory provisions that inhibited the offering of distance education programs, including the 50% Rules. Participation in the Demonstration Program included regular submissions of data to the Department of Education. Only institutions that were accredited by accrediting agencies recognized by the Secretary of Education for purposes of participation in Title IV programs were allowed to participate in the Demonstration Program. We were not eligible to participate in the Demonstration Program, because at the time the Department of Education was accepting applicants we were accredited exclusively by the Distance Education and Training Council, whose accrediting authority at that time did not extend to Title IV programs.

Effective July 1, 2006, the 50% Rules were repealed for telecommunications courses (which include online courses) as part of the Higher Education Reconciliation Act, but remain in place for traditional correspondence courses. Accordingly, online institutions such as us, which offer their courses exclusively through telecommunications, are no longer subject to the 50% Rules. Following passage of the Higher Education Reconciliation Act, the Department of Education also terminated the Demonstration Program effective as of June 30, 2006.

At least five lawsuits were filed challenging the constitutionality of the Deficit Reduction Act in general, on grounds that there exist discrepancies between non-education related provisions of the legislation passed in the House and Senate. To date, these challenges have been unsuccessful. In the event that the Deficit Reduction Act is invalidated, the 50% Rules could be reinstated, and we and our students would not be in a position to participate in Title IV programs until the 50% Rules were repealed via alternative legislative action, or until Congress acted to permit the Title IV program participation of impacted institutions.

Administrative Capability.  Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

•	comply with all applicable Title IV program regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	not have cohort default rates above specified levels;

•	have various procedures in place for safeguarding federal funds;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	provide financial aid counseling to its students;

•	refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

•	submit in a timely manner all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria or any other Department of Education regulation, the Department of Education may:

•	require the repayment of Title IV funds;

•	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

If we are found not to have satisfied the Department of Education’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV program funding.

Third Party Servicers.  Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. We contract with the third-party servicer Global Financial Aid Services, Inc., which performs activities related to our participation in Title IV programs. If Global Financial Aid Services does not comply with applicable statute and regulations including the Higher Education Act, we may be liable for their actions and we could lose our eligibility to participate in Title IV programs.

Financial Responsibility.  The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as us must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the resources necessary to comply with Title IV program requirements and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for liabilities incurred in programs administered by the Department of Education.

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards. Generally, the standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations and remain current on its debt payments. The financial responsibility standards include a complex formula that uses line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution. At the request of the Department of Education, we supply our consolidated financial statements to the Department of Education for purposes of calculating the composite score. We have applied the financial responsibility standards to our consolidated financial statements as of and for the year ended December 31, 2007, and calculated a composite score of 3.0 out of a maximum score of 3.0. We therefore believe that we meet the Department of Education’s composite score standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we may be able to establish financial responsibility on an alternative basis by, among other things:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV program funds received by us during our most recently completed fiscal year;

•	posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV program funds received by us, accepting provisional certification, complying with additional Department of Education monitoring requirements and agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance payment arrangement such as the “reimbursement” system of payment or cash monitoring; or

•	complying with additional Department of Education monitoring requirements and agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance payment arrangement such as the “reimbursement” system of payment or cash monitoring.

Failure to meet the Department of Education’s “financial responsibility” requirements, because we do not meet the Department of Education’s minimum composite score to establish financial responsibility or are unable to establish financial responsibility on an alternative basis or fail to meet other financial responsibility requirements, would cause us to lose access to Title IV program funding.

Title IV Return of Funds.  Under the Department of Education’s return of funds regulations, an institution must return unearned funds to the Department of Education in a timely manner. An institution must first determine the amount of Title IV program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds or (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitutes material non-compliance.

The “90/10 Rule.”  A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes us. Under this rule, an institution loses its eligibility to participate in the Title IV programs, if, on a cash accounting basis, it derives more than 90% of its revenues for any fiscal year from Title IV program funds. Any institution that violates the rule becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and it is unable to apply to regain its eligibility until the next fiscal year.

Student Loan Defaults.  Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL program loan during that year.

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the FFEL program and Pell program ends 30 days after the notification, unless the institution appeals in a timely manner that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in the FFEL program ends 30 days after notification that its most recent cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Because we have just begun to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate.

Incentive Compensation Rules.  As part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Certain Department of Education regulations clarify the incentive payment rule. The regulations set forth 12 “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive compensation rule could result in loss of eligibility to participate in federal student financial aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in our present or former employee compensation and third-party contractual arrangements, we believe that our employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act and Department of Education regulations thereunder.

Compliance Reviews.  We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General (“OIG”), state licensing agencies, agencies that guarantee FFEL loans, the Department of Veterans Affairs and accrediting agencies. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act and Department of Education regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the Department of Education. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with Department of Education regulations.

Privacy.  The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations require institutions to allow students to review and request changes to such student’s education records maintained by the institution, notify students at least annually of this inspection right, and maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in the student’s personally identifiable information. FERPA also limits the disclosure of a student’s personally identifiable information by an institution without such student’s prior written consent. If an institution fails to comply with FERPA or the Department of Education’s FERPA regulations, the Department of Education may require corrective actions by the institution, withhold further payments under any applicable Title IV program or terminate an institution’s eligibility to participate in Title IV programs. In addition, an institution participating in any Title IV program is obligated to safeguard customer information pursuant to applicable provisions of the Gramm-Leach-Bliley Act, or GLBA, and Federal Trade Commission, or FTC, GLBA regulations. GLBA and the GLBA regulations require an institution to develop and maintain a comprehensive information security program to protect personally identifiable financial information of students, parents or other individuals with whom an institution has a customer relationship. If an institution fails to comply with GLBA or GLBA regulations, it may be required to take corrective actions, be subject to FTC monitoring and oversight, and be subject to fines or penalties imposed by the FTC.

Potential Effect of Regulatory Violations.  If we fail to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring us to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate our participation in Title IV programs. In addition, the agencies that guarantee FFEL loans for our students could initiate proceedings to limit, suspend or terminate our eligibility to provide guaranteed student loans in the event of certain regulatory violations. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment, or termination, of our participation in Title IV programs, our enrollments, revenues and results of operations would be materially and adversely affected.

If we lost our eligibility to participate in Title IV programs, or if Congress reduced the amount of available federal student financial aid, we would seek to arrange or provide alternative sources of revenue or financial aid for students. Although we believe that one or more private organizations would be willing to provide financial assistance to students attending our universities, there is no assurance that this would be the case, and the interest rate and other terms of such financial aid might not be as favorable as those for Title IV program funds. We may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of our eligibility to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on our growth plans and results of operations even if we could arrange or provide alternative sources of revenue or student financial aid.

In addition to the actions that may be brought against us as a result of our participation in Title IV, we also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as present or former students or employees and other members of the public.

Regulatory Actions and Restrictions on Operations

Many actions that we may wish to take in connection with our operations are also subject to regulation from a variety of agencies.

Restrictions on Adding Educational Programs.  State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional programs. Many states require approval before institutions can add new programs under specified conditions. The Higher Learning Commission, DETC, and the West Virginia Higher Education Policy Commission require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the institution’s licensure, authorization or accreditation.

Under the Higher Education Act and Department of Education regulations, a proprietary institution of higher education must have been in existence for at least two years in order to be eligible to participate in federal student financial aid programs. The Department of Education considers an institution to have been in existence for two years if it was legally authorized to give (and continuously was giving) the same postsecondary instruction for at least two consecutive years. Thus, when a for-profit institution applies to participate in the federal student financial aid programs for the first time, it must show that it is in compliance with the so-called two-year rule. An institution subject to the two-year rule may not award federal student financial aid funds to a student in a program that is not included in the institution’s approval documents. For institutions that are subject to the two-year rule, during the institution’s initial period of participation in the federal student financial aid programs, the Department of Education will not approve additional programs that would expand the scope of the institution’s eligibility. The Department of Education may provide an exception to such limitation if the institution demonstrates that the program has been legally authorized and continuously provided for at least two years prior to the date of the request. In addition, when an institution is certified for the first time, its certification is provisional until the Department of Education has reviewed a compliance audit that covers a complete fiscal year of Title IV program participation and has decided to certify fully the institution. We are currently in our initial period of certification and are provisionally certified. The Department of Education has advised us that based on such status we may not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the Department of Education so approves, until the Department of Education has reviewed a compliance audit that covers one complete fiscal year of Title IV program participation and has determined that we are no longer subject to such requirement.

Generally, if an institution that is not subject to the two-year rule or is not in its initial period of certification adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a fully certified degree-granting institution is not obligated to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at the same degree level(s) previously approved by the Department of Education. Similarly, a fully certified institution is not required to obtain advance approval for new programs that both prepare students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. However, the Department of Education, as a condition of certification to participate in Title IV programs, can require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that is required to obtain the Department of Education’s express approval for the addition of a new program fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution may be liable for repayment of Title IV program funds received by the institution or students in connection with that program.

Change in Ownership Resulting in a Change of Control.  Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. In addition, our accrediting agencies, the Higher Learning Commission and the Distance Education and Training Council, require institutions that they accredit to inform them in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to the Higher Learning Commission and to the Distance Education and Training Council include changes in the legal status, ownership, or form of control of the institution, such as the sale of a proprietary institution. The Higher Learning Commission must approve a substantive change in advance in order to include the change in the institution’s accreditation status. The Higher Learning Commission also requires an on-site evaluation within six months to confirm the appropriateness of the approval. The Distance Education and Training Council requires advance notification and an on-site evaluation within six months for the purpose of reaffirming the institution’s accreditation.

The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change in control loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change in ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within 10 business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. Department of Education regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. Department of Education regulations provide that a change of control of a publicly traded corporation occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. As of the date of this annual report, ABS Capital Partners beneficially owns approximately 26% of our outstanding common stock. These standards are subject to interpretation by the Department of Education. A significant purchase or disposition of our voting stock could be determined by the Department of Education to be a change of control under this standard.

When a change of ownership resulting in a change of control occurs, the Department of Education applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. In addition, the institution must submit to the Department of Education audited financial statements of the institution’s new owner’s two most recently completed fiscal years that are prepared and audited in accordance with Department of Education requirements. The Department may determine whether the financial statements meet financial responsibility standards with respect to the composite score formula. If the institution does not satisfy these requirements, the Department of Education may condition its approval of the change of ownership on the institution’s agreeing to letters of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. If the new owner does not have the required audited financial statements, the Department of Education may impose certain restrictions on the institution, including with respect to adding locations and programs.

Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definitions of an agency that regulates us might require us to obtain approval of the change in ownership and control in order to maintain our regulatory approval. Under certain circumstances, the West Virginia Higher Education Policy Commission and the State Council of Higher Education for Virginia might require us to seek approval of changes in ownership and control in order to maintain our state authorization or licensure.

Pursuant to federal law providing benefits for veterans and reservists, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in West Virginia and Virginia. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

A change of control could occur as a result of future transactions in which we are involved, and we expect that a change of control will occur in the future when the percentage of our outstanding common stock beneficially owned by ABS Capital Partners declines below 25%. Some corporate reorganizations and some changes in the board of directors are also examples of such transactions. Moreover, as a publicly traded company, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Investing in our common stock has a high degree of risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this annual report, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

If we are unable to continue our recent revenue and earnings growth, our stock price may decline and we may not have adequate financial resources to execute our business plan.

Our revenue increased 73% from $23.1 million in 2004 to $40.0 million in 2006, and it increased 73% from $40.0 million in 2006 to $69.1 million in 2007, primarily due to strong referrals from current students, new student marketing, and the receipt of regional accreditation in May 2006. These same factors also contributed to our net income attributable to common stockholders improving to $8.8 million in 2007 from $1.8 million in 2006. We may not be able to achieve similar growth rates in future periods. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue and earnings growth, our stock price may decline, and we may not have adequate financial resources to execute our business plan.

Our growth may place a strain on our resources that could adversely affect our systems, controls and operating efficiency.

The growth that we have experienced in the past, as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We do not have experience scheduling courses and administering programs for more students than our current enrollment, and if growth negatively impacts our ability to do so, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. We also have limited experience adding to our courses, programs and operations through acquisitions. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act of 1965, or the Higher Education Act, as administered by the U.S. Department of Education, including as a result of our participation in federal student financial aid programs under Title IV of the Higher Education Act, which we refer to in this annual report as Title IV programs. We have described some of the most significant regulatory risks that apply to us, including those related to Title IV programs, under the heading “Risks Related to the Regulation of our Industry” below. If we are unable to manage our growth or successfully carry out and integrate acquisitions, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

Tuition assistance programs offered to United States Armed Forces personnel constituted 66% of our revenues for 2007, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of the armed forces that they may use to pursue postsecondary degrees. Service members of the United States Armed Forces can use tuition assistance at postsecondary schools that are accredited by accrediting agencies recognized by the U.S. Secretary of Education. Our tuition is currently structured so that tuition assistance payments for service members fully cover the service member’s per course tuition cost of our undergraduate courses and cover more than 90% of the per course tuition cost of our graduate courses. If we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues would be significantly reduced resulting in a material adverse effect on our results of operations and financial condition.

Strong competition in the postsecondary education market, especially in the online education market, could decrease our market share and increase our cost of acquiring students.

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students, particularly in the non-military sector of the market. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs.

We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business or results of operations. We may also face increased competition if our competitors pursue relationships with the military and governmental educational programs with which we already have relationships. These competitive factors could cause our enrollments, revenues and profitability to decrease significantly.

If we are unable to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner, our future growth may be impaired.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, we have been advised by the Department of Education that because we are provisionally certified due to being a new Title IV program participant, we may not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the Department of Education so approves, until the Department of Education reviews a compliance audit that covers one complete fiscal year of Title IV program participation. Even after our initial certification period ends, to be eligible for Title IV programs, a new academic program may need to be approved by the Department of Education. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs or modifying existing programs requires us to make investments in management, incur marketing expenses and reallocate other resources. We may have limited experience with the courses in new areas and may need to modify our systems and strategy or enter into arrangements with other institutions to provide new programs effectively and profitably. If we are unable to increase the number of students, or offer new programs in a cost-effective manner, or are otherwise unable to manage effectively the operations of newly established academic programs, our results of operations and financial condition could be adversely affected.

If we do not have adequate continued personal referrals and marketing and advertising programs that are effective in developing awareness among, attracting and retaining new students, our financial performance in the future would suffer.

Building awareness of AMU and APU and the programs we offer among potential students is critical to our ability to attract new students. In order to maintain and increase our revenues and profits, we must continue to attract new students in a cost-effective manner and these students must remain active in our programs. During 2007, we increased the amounts spent on marketing and advertising, and we anticipate this trend to continue, particularly as a result of our attempts to attract and retain students from non-military market sectors. We use marketing tools such as the Internet, exhibits at conferences, and print media advertising to promote our schools and programs. Additionally, we rely on the general reputation of AMU and APU and referrals from current students, alumni and educational service officers in the United States Armed Forces as a source of new students. Some of the factors that could prevent us from successfully advertising and marketing our programs and from successfully enrolling and retaining students in our programs include:

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	failure to maintain accreditation;

•	student dissatisfaction with our services and programs;

•	failure to develop a message or image that resonates well within non-military sectors of the market;

•	adverse publicity regarding us, our competitors or online or for-profit education generally;

•	adverse developments in our relationship with military educational service officers;

•	a decline in the acceptance of online education; and

•	a decrease in the perceived or actual economic benefits that students derive from our programs.

If we are unable to continue to develop awareness of AMU and APU and the programs we offer, and to enroll and retain students in both military and non-military market sectors, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

System disruptions and security breaches to our online computer networks could negatively impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our ability to generate revenue. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

Our systems, particularly those related to our Partnership-At-a-Distance, or PAD, system, have been predominantly developed in-house, with limited support from outside vendors. We are continuously working on upgrades to the PAD system, and our employees continue to devote substantial time to its development. To the extent that we face problems with the PAD system, we may not have the capacity to address the problems with our internal capability, and we may not be able to identify outside contractors with expertise relevant to our custom system.

Any failure of our online classroom system could also prevent students from accessing their courses. Any interruption to our technology infrastructure could have a material adverse effect on our ability to attract and retain students and could require us to incur additional expenses to correct or mitigate the interruption.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information, personal information about our students or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. We engage multiple security assessment providers on a periodic basis to review and assess our security. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure. However, we cannot assure you that these security assessments and audits will protect our computer networks against the threat of security breaches.

We use third party software for our online classroom, and if the provider of that software were to cease to do business or was acquired by a competitor, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes, which could adversely affect our performance.

Our online classroom employs the Educatortm learning management system pursuant to a license from Ucompass.com, Inc. The Educator system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We rely on Ucompass for ongoing support and customization and integration of the Educator system with the rest of our technology infrastructure. If Ucompass ceased to operate or was unable or unwilling to continue to provide us with service, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes. Any failure to maintain our online classroom would have an adverse impact on our operations, damage our reputation and limit our ability to attract and retain students.

Future growth or increased technology demands will require continued investment of capital, time and resources to develop and update our technology and if we are unable to increase the capacity of our resources appropriately, our ability to handle growth, our ability to attract or retain students and our financial condition and results of operations could be adversely affected.

We believe that continued growth will require us to increase the capacity and capabilities of our technology infrastructure, including our PAD system. Increasing the capacity and capabilities of our technology infrastructure will require us to invest capital, time and resources, and there is no assurance that even with sufficient investment our systems will be scalable to accommodate future growth. We may also need to invest capital, time and resources to update our technology in response to competitive pressures in the marketplace. If we are unable to increase the capacity of our resources or update our resources appropriately, our ability to handle growth, our ability to attract or retain students, and our financial condition and results of operations could be adversely affected.

The loss of any key member of our management team may impair our ability to operate effectively and may harm our business.

Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more members of our management team could harm our business. Except for the employment agreements we have with Mr. Boston, Dr. McCluskey, Mr. Wilkins and Mr. Herhusky, we do not have employment agreements with any of our other executive officers or key personnel. We do not maintain key person life insurance policies on any of our employees.

If we are unable to attract and retain faculty, administrators, management and skilled personnel, our business and growth prospects could be severely harmed.

To execute our growth strategy, we must attract and retain highly qualified faculty, administrators, management and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. If we fail to attract new skilled personnel or faculty or fail to retain and motivate our existing faculty, administrators, management and skilled personnel, our business and growth prospects could be severely harmed.

The protection of our operations through exclusive proprietary rights and intellectual property is limited, and we encounter disputes from time to time relating to our use of intellectual property of third parties, any of which could harm our operations and prospects.

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. This intellectual property includes but is not limited to courseware materials and business know-how and internal processes and procedures developed to respond to the requirements of operating and various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, agreements and registrations to protect our intellectual property. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “AMERICAN MILITARY UNIVERSITY,” “AMERICAN PUBLIC UNIVERSITY,” “AMERICAN PUBLIC UNIVERSITY SYSTEM” and “EDUCATING THOSE WHO SERVE,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third party content experts. We cannot assure you that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content, and offer competing programs to ours.

In particular, third parties may attempt to develop competing programs or duplicate or copy aspects of our curriculum, online resource material, quality management and other proprietary content. Any such attempt, if successful, could adversely affect our business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our competitors of competing courses and programs.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. In July 2006, we settled a dispute with another institution regarding the use of certain marks that allowed us to continue to use the marks at issue, but we may not be able to favorably resolve future disputes. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances, our faculty members or our students may post various articles or other third party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our faculty members or students could also post classified material on class discussion boards, which could expose us to civil and criminal liability and harm our reputation and relationships with members of the military and government. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.

Because we are an exclusively online provider of education, we are entirely dependent on continued growth and acceptance of exclusively online education and, if the recognition by students and employers of the value of online education does not continue to grow, our ability to grow our business could be adversely impacted.

We believe that continued growth in online education will be largely dependent on additional students and employers recognizing the value of degrees from online institutions. If students and employers are not convinced that online schools are an acceptable alternative to traditional schools or that an online education provides value, or if growth in the market penetration of exclusively online education slows, growth in the industry and our business could be adversely affected. Because our business model is based on online education, if the acceptance of online education does not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely affected.

If we do not maintain continued strong relationships with various military bases and educational service officers, and if we are unable to expand our use of articulation agreements, our future growth may be impaired.

We have non-exclusive articulation agreements or memoranda of understanding with various educational institutions of the United States Armed Forces and other governmental education programs. Articulation agreements and memoranda of understanding are agreements pursuant to which we agree to award academic credits toward our degrees for learning in educational programs offered by others. Additionally, we rely on relationships with educational service offices on military bases and base education counselors to distribute our information to interested service members. If our relationships with educational service offices or base education counselors deteriorate or end, our efforts to recruit students from that base will be impaired. If our articulation agreements and memoranda of understanding are eliminated, or if our relationships with educational service offices or base education counselors deteriorate, this could materially and adversely affect our revenues and results of operations.

The United States Armed Forces has in the past and may in the future approve programs and initiatives to provide additional educational opportunities to service members, and these programs and initiatives may not include participation by us. We cannot predict the impact of these announcements, programs or initiatives on us, but given our dependence on students from the armed forces, our net course registrations and results of operations could be materially adversely affected by such announcements, programs and initiatives.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.

The increasing popularity and use of the Internet and other online services have led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, revenues and results of operations.

Risks Related to the Regulation of Our Industry

If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to federal tuition assistance programs for members of the United States Armed Forces and federal loans and grants for our students.

We are subject to extensive regulation by (1) the federal government through the U.S. Department of Education and under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by the U.S. Secretary of Education. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

Institutions of higher education that grant degrees, diplomas or certificates must be authorized by an appropriate state education agency or agencies. In addition, in certain states as a condition of continued authorization to grant degrees and in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces, a school must be accredited by an accrediting agency recognized by the Secretary of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution. The Higher Education Act requires accrediting agencies recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action when the institution fails to comply with the accrediting agency’s standards.

Our operations are also subject to regulation due to our participation in Title IV programs. Title IV programs, which are administered by the Department of Education, include educational loans with below-market interest rates that are guaranteed by the federal government in the event of default. Title IV programs also include several grant programs for students with economic need as determined in accordance with the Higher Education Act and Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of Education and be certified as an eligible institution by the

Department of Education. Our growth strategy is partly dependent on enrolling more students who are attracted to us because of our continued participation in these programs.

The regulations, standards and policies of the Department of Education, state education agencies and our accrediting agencies change frequently, and changes in, or new interpretations of, applicable laws, regulations, standards or policies, or our noncompliance with any applicable laws, regulations, standards or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, activities, receipt of funds under tuition assistance programs of the United States Armed Forces, our ability to participate in Title IV programs, or costs of doing business. Furthermore, findings of noncompliance with these laws, regulations, standards and policies also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, limitations on our operations, termination of our ability to grant degrees, revocation of our accreditation, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in the tuition assistance programs of the United States Armed Forces and also to participate in Title IV programs.

American Public University System is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education, and by the Accrediting Commission of the Distance Education and Training Council, or DETC, which is a national accrediting agency recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in the tuition assistance programs of the United States Armed Forces. In 2007, we derived approximately 66% of our revenues from these tuition assistance programs. Accreditation by an accrediting agency that is recognized by the Secretary of Education for Title IV purposes is also required for an institution to become and remain eligible to participate in Title IV programs. American Public University System recently achieved regional accreditation from The Higher Learning Commission in 2006 and has had national accreditation from the Distance Education and Training Council since 1995. We have identified the Higher Learning Commission as our primary accreditor for Title IV purposes. Either The Higher Learning Commission or DETC may impose restrictions on accreditation or may terminate accreditation. To remain accredited American Public University System must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agencies. Furthermore, many prospective students may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and we believe that loss of regional accreditation may reduce the marketability of American Public University System even if national accreditation were maintained. The complete loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the United States Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

We have only recently begun to participate in Title IV programs, and our failure to comply with the complex regulations associated with Title IV programs would have a significant adverse effect on our operations and prospects for growth.

We first became certified to participate in Title IV programs for classes beginning in November 2006. We expect a significant portion of our growth in enrollments and revenues to come from students who are utilizing funds from Title IV programs. However, compliance with the requirements of the Higher Education Act and Title IV programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have limited to no demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the Department of Education could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations.

If American Public University System does not maintain its authorization in West Virginia, our operations would be curtailed and we may not grant degrees.

A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state or states in which it is located. State authorization is also required for an institution to be eligible to participate in Title IV programs. American Public University System is headquartered in the State of West Virginia and is authorized by the West Virginia Higher Education Policy Commission. If we maintain our regional accreditation, we will likely remain in good standing with the West Virginia Higher Education Policy Commission. However, the West Virginia Higher Education Policy Commission may also take disciplinary action or revoke authorization if an institution’s bond is cancelled, if the institution fails to take corrective action to bring it into compliance with West Virginia Higher Education Policy Commission policies, or if the owner is convicted for a felony or crime involving institution administration of Title IV programs. If we do not maintain regional accreditation, our state authorization may be continued based on our national accrediting agency, DETC, if the West Virginia Higher Education Policy Commission finds that it is an acceptable alternative accrediting agency. If we lose accreditation from both accrediting agencies, or accreditation by DETC is not an acceptable alternative accrediting agency in case of loss of Higher Learning Commission accreditation, the West Virginia Higher Education Policy Commission may suspend, withdraw, or revoke our authorization. In addition, in order to maintain our eligibility for accreditation by The Higher Learning Commission, we must remain headquartered in one of the states in its region, which includes West Virginia. If we were to lose our authorization from the West Virginia Higher Education Policy Commission we would be unable to provide educational services, and we would lose our regional accreditation.

Our failure to comply with regulations of various states could have a material adverse effect on our enrollments, revenues and results of operations.

Various states impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state, or that advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent among states and not well developed in many jurisdictions. As such, these requirements change frequently and, in some instances, are not clear or are left to the discretion of state regulators. Our changing business and the constantly changing regulatory environment require us to evaluate continually our state regulatory compliance activities. In the event we are found not to be in compliance, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state and may have to cease providing service to students in that state.

American Public University System has a physical presence in the Commonwealth of Virginia based on administrative offices in that state, and it is authorized by the State Council of Higher Education for Virginia. We are currently reviewing the licensure requirements of other states to determine whether our activities in these states constitute a presence or otherwise require licensure or authorization by the respective state educational agencies, and we have, and are in the process of seeking, licensure or authorization in additional states. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, state laws and regulations may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, the West Virginia Higher Education Policy Commission, The Higher Learning Commission or DETC. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Although we believe that the only state licensure or authorization that is necessary for American Public University System to participate in the tuition assistance programs for the United States

Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission, loss of licensure or authorization in other states or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in those states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

We must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by the Department of Education prior to seeking recertification, and our future success may be adversely affected if we are unable to successfully maintain certification or obtain recertification.

An institution that applies to participate in Title IV programs for the first time, if approved, will be certified for no more than one complete award year. In addition, it will be provisionally, not fully, certified. A provisionally certified institution must apply for and receive Department of Education approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. In 2006 we applied to participate in Title IV programs for the first time and were provisionally certified for a period through June 30, 2007. We timely submitted our application for recertification, and the Department of Education granted us provisional certification through June 30, 2008. The Department of Education considers us to be in our initial period of certification, which requires us to remain provisionally certified, because we have not yet submitted, and it has not yet reviewed, a compliance audit that covers one complete fiscal year of Title IV program participation. The Department of Education has advised us that we may not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the Department of Education approves, until the Department of Education reviews a compliance audit that covers one complete fiscal year of Title IV program participation and determines to remove such limitation. After an initial certification period, an institution that is certified to participate in Title IV programs must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified for reasons other than initial certification. The Department of Education may also review our continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event we undergo a change in ownership resulting in a change of control or expand our activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, if we modify the academic credentials that we offer. If the ownership percentage of the funds affiliated with ABS Capital Partners goes below 25% of our outstanding common stock, as a result of future sales by those funds, due to an increase in our outstanding stock or otherwise, we could be deemed to have undergone a change of control. We expect that in the future the ownership percentage of funds affiliated with ABS Capital Partners will go below 25% of our outstanding common stock. In addition, the Department of Education may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, our ability to operate could be impaired.

If we or American Public University System experience a change of control under the standards of applicable state education agencies, the Department of Education, DETC, The Higher Learning Commission, or other regulators, we must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock and significant changes in the composition of an institution’s board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the West Virginia Higher Education Policy Commission, the Department of Education, DETC or The Higher Learning Commission could have a material adverse effect on our business and financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require us to suspend our activities in that state or otherwise impair our operations. The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of your shares.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us, any of which could disrupt our operations and adversely affect our performance.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in the Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, including the requirement to make refunds. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation, even if such claims and lawsuits are without merit.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall for-profit school sector may negatively affect public perceptions of other for-profit educational institutions, including American Public University System. In addition, recent reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting bodies, state legislatures or other governmental authorities with respect to all for-profit institutions, including us.

Congress may change the law or reduce funding for Title IV programs, which could reduce our student population, revenues and profit margin.

The Higher Education Act comes up for reauthorization by Congress approximately every five to six years. However, when Congress does not act on complete reauthorization, there are typically amendments and extensions of authorization. The last reauthorization of the Higher Education Act was completed in 1998, and since that time there have been a number of amendments and extensions. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. There is no assurance that reauthorization of the Higher Education Act will happen, or that Congress will not enact changes that decrease Title IV program funds available to students, including students who attend our institution. A failure by Congress to reauthorize or otherwise extend the provisions of the Higher Education Act, or any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs, would require us to arrange for other sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin. Further, Congress recently passed, and President Bush signed into law, legislation that, among other measures, reduces interest rates on certain federal student loans and reduces government subsidies to lenders that participate in federal student loan programs. We are not in position to predict with certainty whether any legislation will be passed by Congress or signed into law. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institution and adversely affect our revenues and results of operations.

Investigations by state attorneys general, Congress and governmental agencies regarding relationships between loan providers and educational institutions and their financial aid officers may result in increased regulatory burdens and costs.

The student lending practices of postsecondary educational institutions, financial aid officers and student loan providers are currently subject to several investigations being conducted by state attorneys general, Congress and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. Congress may enact new requirements pertinent to relationships between lenders and institutions. In addition, the Department of Education recently published regulations, generally effective July 1, 2008, that in part address institutions’ student loan activity. In particular, the Department of Education’s regulations clarify and expand rules pertinent to relationships between institutions and lenders and establish new rules applicable to institutions that make available a list of recommended or suggested lenders for use by potential borrowers. State legislators have also passed or are considering legislation related to relationships between lenders and institutions. Because of the evolving nature of these legislative efforts and various inquiries and developments, we can neither know nor predict with certainty their outcome, or the potential remedial actions that might result from these or other potential inquiries. Governmental action may impose increased administrative and regulatory costs and decreased profit margins.

We are subject to sanctions that could be material to our results and damage our reputation if we fail to calculate correctly and return timely Title IV program funds for students who withdraw before completing their educational program.

A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Because we began to participate in Title IV programs in 2006, we have limited experience complying with these provisions. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education, which could increase our cost of regulatory compliance and adversely affect our results of operations.

A failure to demonstrate “financial responsibility” may result in the loss of eligibility by American Public University System to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions, such as provisional certification, additional reporting requirements or regulatory oversight, on its participation in Title IV programs. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a letter of credit could increase our costs of regulatory compliance. If we were unable to secure a letter of credit, we would lose our eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit under certain circumstances, an institution that is determined by the Department of Education not to be financially responsible may be transferred from the “advance” system of payment of Title IV funds, which allows the institution to obtain Title IV program funds from the Department of Education prior to making disbursements to students, to cash monitoring status or to the “reimbursement” system of payment, which requires the institution to make Title IV disbursements to students and seek reimbursement from the Department of Education. A change in our system of payment could increase our costs of regulatory compliance. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV programs, our students would lose access to Title IV program funds for use in our institution, which would limit our potential for growth outside the military community and adversely affect our enrollment, revenues and results of operations.

A failure to demonstrate “administrative capability” may result in the loss of American Public University System’s eligibility to participate in Title IV programs.

Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. See “Regulation of our Business” in this annual report for more information on the Department of Education’s regulations on administrative capability.

If an institution fails to satisfy any of these criteria or comply with any other Department of Education regulations, the Department of Education may require the repayment of Title IV funds, transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. If we are found not to have satisfied the Department of Education’s “administrative capability” requirements we could be limited in our access to, or lose, Title IV program funding, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations.

We rely on a third party to administer our participation in Title IV programs and its failure to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

We only recently became eligible to participate in Title IV programs, and we have not developed the internal capacity to handle without third-party assistance the complex administration of participation in Title IV programs. Global Financial Aid Services, Inc. assists us with administration of our participation in Title IV programs, and if it does not comply with applicable regulations, we may be liable for its actions and we could lose our eligibility to participate in Title IV programs. In addition, if it is no longer able to provide the services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operation.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in recruiting, admissions or financial aid activities.

A school participating in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in enrolling students or securing financial aid to any person involved in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If we violate this law, we could be fined or otherwise sanctioned by the Department of Education, or we could face litigation brought under the whistleblower provisions of the Federal False Claims Act. Any such fines or sanctions could harm our reputation, impose significant costs on us, and have a material adverse effect on our results of operations.

We may lose eligibility to participate in Title IV programs if our student loan default rates are too high, and if we lose that eligibility our future growth could be impaired.

An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. Because we have just begun to enroll students who are participating in these programs, we have no historical cohort default rates. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate. If American Public University System loses its eligibility to participate in Title IV programs because of high student loan default rates, our students would no longer be eligible to use Title IV program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

Risks Related to Owning our Common Stock

A significant portion of our outstanding common stock will soon be released from restrictions on resale and may be sold in the public market in the near future. Future sales of shares by existing stockholders, could cause our stock price to decline.

If our existing stockholders, particularly our directors, funds affiliated with ABS Capital Partners and funds affiliated with Camden Partners and our executive officers, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline significantly. As of December 31, 2007, we had 17,760,525 shares of common stock outstanding, including 72,573 shares of restricted stock that were subject to forfeiture as of that date. As of March 8, 2008, following the exercise of the over-allotment option granted to the underwriters in our secondary offering described in Note 14 of our audited financial statements, 7,798,813 shares, or approximately 43.7% of our outstanding shares at that date are subject to lock-up agreements entered into by our stockholders with the underwriters in connection with our initial public offering. The shares subject to lockup agreements will become freely tradeable in the public market beginning May 6, 2008, subject to certain extension as described in the prospectus for initial public offering under the heading “Underwriting,” except for shares of common stock held by directors, executive officers and our other affiliates that will be subject to volume limitations under Rule 144 of the Securities Act and, in certain cases, various vesting arrangements.

Some of our existing stockholders, including funds affiliated with ABS Capital Partners and funds affiliated with Camden Partners, have contractual demand or piggyback rights to require us to register with the SEC up to 5,446,492 after over-allotment shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, which sales could cause the trading price of our common stock to decline.

The price of our common stock may be volatile, and as a result returns on an investment in our common stock may be volatile.

We completed our initial public offering in November 2007. Given the relatively limited public float since that time, trading in our common stock has also been limited and, at times, volatile. An active trading market for our common stock may not be sustained, and the trading price of our common stock may fluctuate substantially.

The price of the common stock may fluctuate as a result of:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings, enrollments or net course registrations, or fluctuations in our operating results or in the expectations of securities analysts;

•	the depth and liquidity of the market for our common stock;

•	general economic conditions and trends;

•	catastrophic events;

•	sales of large blocks of our stock; or

•	recruitment or departure of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We are incurring significant costs as a result of operating as a public company that we have not previously incurred, and our management and key employees are, and will continue to be, required to devote substantial time to compliance initiatives.

We have operated as a public company only since November 8, 2007. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The NASDAQ Stock Market have imposed various new requirements on public companies, including with respect to public disclosure, internal control, corporate governance practices and other matters. Our management and other personnel are devoting substantial amounts of time to these new compliance initiatives. Moreover, these rules and regulations have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, we have and will continue to incur additional costs associated with our public company reporting requirements. We will incur significant costs to remediate any material weaknesses we identify through these efforts. These rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. We currently are evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our common stock.

Our principal stockholders may be able to exercise significant influence over matters requiring stockholder approval.

Funds affiliated with ABS Capital Partners beneficially own approximately 25.9% of our outstanding common stock. As a result, ABS Capital Partners may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, equity compensation plans and significant corporate transactions. For example, ABS Capital Partners may vote against a transaction involving an actual or potential change of control of our company or other transaction that you may deem to be in the stockholders’ best interests. In addition, prior to our initial public offering ABS Capital Partners was entitled to designate three of our directors for appointment to our board of directors, two of whom are general partners of ABS Capital Partners. Following our initial public offering, ABS Capital Partners was no longer entitled to designate new directors to our board but their representatives continue to serve on our board and can exercise substantial influence over us.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations and student attrition. While our number of enrolled students has grown in each sequential quarter over the past three years, the number of enrolled students has been proportionally greatest in the fourth quarter of each respective year. A significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new program introductions and increased enrollments of students. These fluctuations may result in volatility in our results of operations and/or have an adverse effect on the market price of our common stock.

If we fail to maintain proper and effective disclosure controls and procedures and internal controls over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our stock price, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continuing the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures following our becoming a public company and eventually being subject to the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We will be required to comply with the internal controls evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by no later than the end of our 2008 fiscal year.

If securities analysts do not publish research or reports about our business or if they downgrade their evaluations of our stock, the price of our stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering us downgrade their estimates or evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

Provisions in our charter and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. These provisions include:

•	the ability of our board of directors to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval, which may discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company;

•	a requirement that stockholders provide advance notice of their intention to nominate a director or to propose any other business at an annual meeting of stockholders;

•	a prohibition against stockholder action by means of written consent unless otherwise approved by our board of directors in advance; and

•	the application of Section 203 of the Delaware General Corporation Law, which generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with ABS Capital Partners acquired their shares prior to our initial public offering, Section 203 is currently inapplicable to any business combination or transaction with it or its affiliates.

An individual has made claims that he is entitled to shares that we do not treat as being outstanding, and this could result in our outstanding shares being understated and subject us to claims for damages.

In November 2007, an individual presented a stock certificate of our predecessor company that he asserts represents his ownership of 57,965 outstanding shares of our common stock. Our records and other evidence available to us indicate that these shares were repurchased from him before 2003, notwithstanding the fact that the stock certificate he has presented was not marked canceled. If he is successful in asserting that these shares are in fact outstanding, then our outstanding capital stock as presented in this annual report is understated by 57,965 shares of common stock, which represents less than half of one percent of our outstanding common stock and for which the amount of the special distribution made in connection our initial public offering would have been $442,273. In addition, if he successfully asserts ownership to these shares, we may be subject to claims from stockholders who have purchased stock from us prior to our initial public offering in respect of the representations and warranties related to our outstanding capitalization that were made at the time those stockholders invested in our company. We are not able to predict with certainty the amount of any liability we may ultimately have with respect to this matter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate facilities in Charles Town, West Virginia and in Manassas, Virginia, which are within a one hour drive of each other and are located within the Washington, DC metropolitan area. The corporate headquarters, academic, technology, finance, admissions, and advancement offices are located in Charles Town, occupying seven downtown facilities totaling approximately 31,000 square feet. An eighth facility of approximately 10,500 square feet is being renovated for occupancy in the spring of 2008. We acquired a 12,000 square foot facility in Charles Town in October 2007, which is currently being renovated to serve as a Technology Center and is expected to be ready for occupancy in the summer of 2008. The human resources, student services, and programs and marketing operations are located in Manassas in facilities totaling approximately 24,000 square feet. An additional 25,000 square feet of office space is being prepared for Manassas operations expansion in the spring of 2008. All facilities are leased with the exception of the Academic Center and Corporate/Finance Offices in Charles Town, which are historical buildings that were purchased and renovated, and the Technology Center. Lease terms vary by facility, with termination dates ranging from 2008 to 2014. Each lease has extension provisions ranging from 5 to 7 years. We are currently assessing our space needs and evaluating opportunities for continued physical growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we have been and may be involved in various legal proceedings. We currently have no material legal proceedings pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2007, we submitted several matters to holders of our Class A common stock and our common stockholders. On each occasion, our stockholders voted through giving their written consent with holders representing 8,872,952 shares of Class A common stock, or 8,872,952 shares of our common stock on an as-converted basis, voting for such matters and no holders voting against or withholding their votes.

On November 6, 2007, holders of a majority of our Class A common stock approved two incentive plans, including our 2007 Omnibus Incentive Plan and employee stock purchase plan, and the amendment and restatement of our certificate incorporation, in connection with the closing of our initial public offering.

On November 8, 2007, holders of a majority of our Class A common stock approved and consented to the automatic conversion of all outstanding shares of our Class A common stock into the number of shares of our common stock determined as set forth in our certificate of incorporation at the time.

On November 8, 2007, holders of a majority of our Class A common stock approved and consented to the repurchase by us of shares of our common stock offered to us by a stockholder and the declaration of a special distribution to holders of our common stock at the time in the aggregate amount of the gross proceeds from the sale of the firm shares in our initial public offering.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Global Market on November 9, 2007 under the symbol “APEI.” Prior to November 9, 2007, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales price of the Company’s common stock as reported on the Nasdaq Global Market.

2007	Low	High

Fourth Quarter (November 9, 2007 — December 31, 2007)	$29.23	$46.98

Holders

As of March 16, 2008, there were approximately 426 holders of record of our common stock.

Dividends

On November 14, 2007, we paid a special distribution to our shareholders of record immediately prior to the closing of our initial public offering on November 14, 2007 in the aggregate amount of $93.8 million, which equaled the gross proceeds received by us from our initial public offering, excluding the proceeds received by us from the underwriters’ exercise of their over-allotment option. We do not anticipate declaring or paying any additional cash dividends on our common stock in the foreseeable future. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.

Performance Graph

The graph below matches the cumulative 2-month total return of holders of American Public Education, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of seven companies that includes: Apollo Group Inc, Capella Education Company, Career Education Corp., Corinthian Colleges Inc, Devry Inc, ITT Educational Services and Strayer Education Inc. The graph assumes that the value of the investment in the company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on November 9, 2007 and tracks it through December 31, 2007.

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN*
Among American Public Education, Inc., The S&P 500 Index,
The NASDAQ Composite Index And A Peer Group

*	$100 invested on 11/9/07 in stock or 10/31/07 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	11/9/07	11/07	12/07

American Public Education, Inc.	100.00	117.79	116.31
S&P 500	100.00	95.82	95.15
NASDAQ Composite	100.00	92.77	92.39
Peer Group	100.00	96.55	86.30

PEER GROUP 1

Apollo Group Inc
Capella Education Company
Career Education Corp.
Corinthian Colleges Inc
Devry Inc
ITT Educational Services
Strayer Education Inc

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering

On November 14, 2007, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-145185) that was declared effective by the SEC on November 8, 2007. We sold 5,390,625 shares of common stock, including 703,125 shares to cover an over-allotment option granted to the underwriters. William Blair & Company, L.L.C acted as sole book-running manager and Piper Jaffray & Co. acted as co-lead manager. The shares were sold at a price to the public of $20.00 per share.. The aggregate gross proceeds of the shares offered and sold by us totaled $107.8 million. In connection with the offering, we paid an aggregate of $9.5 million in expense, consisting of $7.5 million in underwriting discounts and commissions to the underwriters, and other expenses totaling $2.0 million in connection with the offering.

After deducting the underwriting discounts and commissions and the other offering expenses, we received net proceeds from our initial public offering of approximately $98.3 million. We used $93.8 million of the proceeds to pay the special distribution described above to our shareholders of record as of November 8, 2007. The remaining approximately $4.5 million of net proceeds from the offering were used for working capital. Of the $93.8 million special distribution paid with the net proceeds from the offering, $78.0 million was paid to our directors, officers and other 10% holders, in their capacity as shareholders of the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2007, and the selected consolidated balance sheet data as of December 31, 2007 and 2006, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2004 and 2003, and selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003, have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share and net registration data)

Statement of Operations Data:
Revenues	$17,758	$23,119	$28,178	$40,045	$69,095
Costs and expenses:
Instructional costs and services	8,603	10,944	13,247	17,959	29,479
Selling and promotional	2,817	2,206	4,043	4,895	6,765
General and administrative	4,274	5,737	7,364	9,150	15,335
Write-off of software development project(1)	—	—	—	3,148	—
Depreciation and amortization	216	674	1,300	1,953	2,825

Total costs and expenses	15,910	19,561	25,954	37,105	54,404

Income from continuing operations before interest income and income taxes	1,848	3,558	2,224	2,940	14,691
Interest income, net	5	56	225	289	888

Income from continuing operations before income taxes	1,853	3,614	2,449	3,229	15,579
Income tax expense	634	1,327	1,061	771	6,829

Income from continuing operations	1,219	2,287	1,388	2,458	8,750
Preferred stock charge and accretion	(1,002)	(1,085)	(12,985)	—	—

Income (loss) from continuing operations attributable to common stockholders	217	1,202	(11,597)	2,458	8,750
Loss from discontinued operations, net of income tax benefit	—	—	(303)	(660)	—

Net income (loss) attributable to common stockholders	$217	$1,202	$(11,900)	$1,798	$8,750

Income (loss) from continuing operations per common share:
Basic	$0.04	$0.22	$(1.44)	$0.21	$0.69
Diluted	$0.04	$0.22	$(1.44)	$0.20	$0.64
Net income (loss) attributable to common stockholders per common share:
Basic	$0.04	$0.22	$(1.48)	$0.15	$0.69
Diluted	$0.04	$0.22	$(1.48)	$0.15	$0.64
Weighted average number of shares outstanding:
Basic	5,400,461	5,386,392	8,055,300	11,741,191	12,758,833
Diluted	5,400,461	5,407,050	8,055,300	12,177,693	13,600,607

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share and net registration data)

Other Data:
Net cash provided by operating activities	$2,280	$4,546	$3,660	$8,929	$17,517
Capital expenditures	$4,124	$2,612	$4,613	$4,475	$6,827
Stock-based compensation(2)	$0	$0	$1,198	$284	$1,033
Net course registrations(3)	25,567	32,558	37,506	54,828	94,846

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,148	$7,250	$5,511	$11,678	$26,951
Working capital(4)	$5,398	$7,197	$5,741	$10,412	$21,433
Total assets	$12,345	$18,223	$22,444	$28,750	$48,980
Total redeemable preferred stock	$10,254	$11,339	$—	$—	$—
Stockholders’ equity (deficit)	$(721)	$738	$14,539	$16,821	$33,507

(1)	During 2006, $3.1 million of capitalized software development costs were written off when management determined that the asset related to these costs was impaired because we are no longer pursuing the related project.

(2)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R)-Share-Based Payment, or SFAS 123R, which requires companies to expense share-based compensation based on fair value. Prior to January 1, 2006, we accounted for share-based payment in accordance with Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees, and provided the disclosure required in SFAS 123-Accounting for Stock-Based Compensation, as amended by SFAS No. 148-Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. Stock-based compensation expense for the year ended December 31, 2005 resulted from the repurchase of shares of common stock acquired upon exercise of employee stock options.

(3)	Net course registrations represent the total number of course registrations for students that have attended a portion of a course.

(4)	Working capital is calculated by subtracting total current liabilities from total current assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and the related notes included elsewhere in the annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations, and involves risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this annual report.

Overview

American Public Education, Inc. is a provider of online postsecondary education directed at the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System.

In recent years, we have experienced substantial growth. Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty, increased at a compound annual growth rate (CAGR) of 39% from 2003 to 2007. Over that same time, total revenue increased at a CAGR of 40%, from $17.8 million in 2003 to $69.1 million in 2007. We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving our recent acceleration in growth. Net course registrations increased 73% in 2007 over 2006, our revenue increased from $40.0 million to $69.1 million, or by 73%, over the same time period and operating margins increased to 21.3% from 7.2% over the same time period. While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations or revenue as our historical growth rates may not be sustainable. Similarly, you should not rely on the improvement in our operating margins in any prior periods as an indication of our future operating margins. Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. Following our implementation of Title IV for the year ended December 31, 2007, 10.6% of our net course registrations were from students using financial aid under Title IV programs. Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, we cannot estimate the costs and expenses associated with administering Title IV programs and complying with the associated regulations.

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of American Public University System, Inc., which operates our two universities, AMU and APU. Our university system achieved regional accreditation in May 2006 with the Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for federal student aid programs under Title IV for classes beginning in November 2006. In September

2007, we received approval from the Higher Learning Commission to offer seven new degree programs in Education and Information Technology.

Our key financial results metrics:

Revenues

In reviewing our revenues we consider the following components: net course registrations; tuition we charge; tuition net of scholarships; and other fees.

Net course registrations.  For financial reporting and analysis purposes, we measure our student body in terms of aggregate course enrollments, or net course registrations. Net course registrations represent the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty. Because we recognize revenues over the length of a course, net course registrations in a period do not correlate directly with revenues for that period because revenues recognized from courses are not necessarily recognized in the period in which the course registrations occur. For example, revenues in a quarter reflect a portion of the revenue from courses that began in a prior period and continued into the quarter, all revenue from courses that began and ended in the quarter, and a portion of the revenue from courses that began but did not end in the quarter.

We believe our curriculum is directly relevant to federal, state and local law enforcement and other first responders, but historically this market was limited to us because, outside the federal government, only a few agencies or departments have the tuition reimbursement plans critical to fund continuing adult education. Now that our students can obtain low cost student loans or grants through Title IV programs, we have begun to increase our focus on these markets. Title IV programs require participating students to take more courses per semester than students participating in DoD tuition assistance programs. As a result, we expect that our increased focus on markets that utilize Title IV programs may cause the average number of courses per student to increase.

Tuition.  Providing affordable programs is an important element of our strategy for growth. Other than a modest increase in 2007 for graduate tuition, we have not raised tuition since 2000. We set our tuition costs so that our undergraduate military students may take courses without incurring out-of-pocket costs because our tuition is within the Department of Defense, or DoD, tuition ceilings. Using the DoD tuition ceiling as a benchmark keeps our tuition in line with four-year public university, in-state rates.

Net tuition.  Tuition revenues vary from period to period based on the aggregate number of students attending classes and the number of classes they are attending during the period. Tuition revenue is reduced to reflect amounts refunded to students who withdraw from a course in the month the withdrawal occurs. We also provide scholarships to certain students to assist them financially and to promote their registration. The cost of these scholarships is netted against tuition revenue in the period incurred for purposes of establishing net tuition revenue and typically represents less than 1% of revenues.

Other fees.  Other fees include charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16), other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor.

Costs and Expenses

We categorize our costs and expenses as (i) instructional costs and services, (ii) selling and promotional, (iii) general and administrative, and (iv) depreciation and amortization.

Instructional costs and services.  Instructional costs and services are expenses directly attributable to the educational services we provide our students. This expense category includes salaries and benefits for full-time faculty, administrators and academic advisors, and costs associated with adjunct faculty. Instructional pay for adjunct faculty is primarily dependent on the number of students taught. Instructional costs and services expenses also include costs for educational supplies such as books, costs associated with academic records and graduation, and other university services such as evaluating transcripts.

Substantially all undergraduate students receive their textbooks through our book grant program. Over the course of a complete bachelor’s degree program, this represents a potential average student savings of approximately $3,600 when compared to a 2005 estimate by the General Accounting Office of average textbook costs for a first-time, full-time student at four-year public universities for the 2003-2004 academic year. In connection with our book grant program, we have been working to reduce the overall cost of books per course. Graduate students may order and pay for their books through the contracted vendor from which we purchase the undergraduate book grant program books or they can purchase books from a vendor of their choice.

Selling and promotional.  Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to new enrollments and current students. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the number of advertising initiatives for new and existing academic programs. We believe that the availability of federal student aid programs to our students should increase our marketability in non-military markets, but we anticipate that the more competitive nature of these markets may cause our student acquisition costs to increase in the future.

General and administrative.  General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, information technology, human resources, facilities, compliance and other corporate functions. In addition, the cost of renting and maintaining our facilities, technology expenses and costs for professional services are included in general and administrative costs. General and administrative expenses also include bad debt expense.

Depreciation and amortization.  We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software and program development on a straight-line basis over the estimated useful lives of the assets.

Stock-based compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (FAS 123(R)), which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options. FAS 123(R) eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value-based method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107), relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

We have adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements for the year ended December 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include, the impact of FAS 123(R).

Prior to the adoption of FAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of income because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 9 to our consolidated financial statements included elsewhere in this annual report for pro forma information had compensation expense been determined based on the fair value of options at grant dates computed in accordance with FAS 123.

For stock option awards subsequent to our adoption of FAS 123(R), we have selected the Black-Scholes option pricing model to estimate the fair value of the stock option awards on the date of grant. Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, which we discuss in detail below, as well as assumptions regarding a number of highly complex and subjective variables. We calculate the expected term of stock option awards using the “simplified method” as defined by Staff Accounting Bulleting No. 107 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FAS 123(R).

The table below reflects our stock-based compensation expense recognized in the consolidated statements of operations, for the years ended December 31, 2006 and December 31, 2007 (in thousands):

	Year Ended December 31,
	2006	2007

Stock-based compensation expense included in operating income	$284	$1,033
Tax benefit	57	198

Stock-based compensation expense, net of tax	$227	$835

Prior to the adoption of FAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows.

We grant our employees options to purchase our common stock at exercise prices at least equal to the fair market value of the underlying common stock at the date of each grant, as determined by our board of directors at the time. Determining the fair market value of our common stock prior to our initial public offering required making complex and subjective judgments because there was no public trading market for our common stock. While we have obtained contemporaneous valuations by a valuation specialist in connection with option grants on several occasions, we have not done so at all times because our board of directors, which includes representatives of the third-party investors in our equity financings, determined that it had the relevant expertise to reasonably estimate the fair market value of our common stock with the information available to it. These estimates were based on several factors, including the fair market value of preferred stock we issued from time to time with superior rights and preferences to our common stock, sales of our Class A common stock, repurchases of our common stock, current market conditions, and our financial and operating performance.

Based on this analysis, our board of directors estimated that the per share fair market value of the common stock underlying stock options granted throughout 2006 was $4.55 per share. In 2006, our board of directors considered numerous objective and subjective factors to determine the fair market value at each option grant date during this period, including the following:

•	the repurchase of a majority of our outstanding common stock from our former majority stockholder at $4.55 per share in August 2005;

•	the sale of our Class A common stock at $4.55 per share in a private placement in August 2005 to venture capital investors;

•	our financial and operating performance in 2006;

•	our stage of development and business strategy in 2006; and

•	the likelihood of achieving a liquidity event for the shares of common stock underlying the stock options granted in 2006.

In particular, we considered that with the exception of one stock option grant for 33,000 shares in July 2006, all of the stock options were granted prior to our receipt of regional accreditation from The Higher Learning Commission in May 2006, and the grant in July 2006 was before we had revised our projections as a result of the receipt of that accreditation. We also considered that all grants in 2006 were made prior to our eligibility to participate in Title IV programs, which occurred for classes beginning in November 2006. We believe that regional accreditation, and the more recent eligibility for Title IV program participation, have contributed to our recent acceleration in growth and were the most significant factors in an increase in value of our common stock.

In light of our receipt of regional accreditation, our eligibility to participate in Title IV programs, our growth, and the passage of time since a third-party transaction involving our capital stock, in January 2007 we engaged a valuation specialist that had provided us with several valuations in prior years, to prepare a valuation of our common stock as of November 30, 2006. The valuation specialist considered several methodologies in its analysis, including an analysis of guideline public companies and a discounted cash flow analysis. The results of the public company analysis vary not only with factors such as our revenue, EBITDA, and income levels, but also with the performance of the public market valuation of the companies at the time. The final valuation conclusion was more heavily weighted toward the results of the market-based analysis. The discounted cash flow analysis, an income-based approach, involves applying appropriate discount rates to estimated future free cash flows, which were based on management’s forecasts of revenue and costs at the time. As with any valuation based on the discounted cash flow method, the underlying assumptions involve a significant degree of complexity and judgment. Once our enterprise value was determined, the result was reconciled to equity value after the consideration of interest-bearing debt, excess cash and cash to be received upon the exercise of stock options. To determine the market value of a share of common stock, the valuation specialist divided the equity value by the number of common stock equivalents. The valuation specialist then applied a discount of 20% for the lack of marketability. The analysis resulted in an estimated fair market value of our common stock on a nonmarketable minority basis as of November 30, 2006 of $4.92 per share. We believe that this valuation supports our determination of value for the grants made in 2006 prior to the receipt of the report, and we have subsequently determined that no reassessment of this estimate is appropriate.

The valuation report was used as an aid to the board of directors in determining the fair market value of the common stock underlying options granted in February 2007. Our board of directors considered our improving operating performance, results and projections at the time of the grants in February 2007 and determined that an increase to the price provided in the valuation report was appropriate. The board of directors determined at that time that the fair market value per share of our common stock was $5.45 per share during that period. As described below, this determination was subsequently reassessed.

In May 2007, the same valuation specialist was engaged to perform a valuation of our common stock as of May 4, 2007. The valuation specialist used substantially the same analysis and methodologies as it had for the previous valuation, except that the valuation specialist also took into account the prospect of our initial public offering, which had become more likely after management met with representatives of the underwriters in the spring of 2007. The valuation specialist also observed that the discount rate that it applied in the May valuation for the discounted cash flow analysis differed from the November valuation as a result of increases to interest rates on government bonds and an increase in the calculation of business risk, which was calculated as the median of the guideline companies’ beta using a regression of those companies’ stock returns against the S&P 500. In May 2007, the valuation specialist reduced the discount to 15% for lack of marketability that it applied to our per share valuation because it determined that it was likely that we would pursue an initial public offering in less than 12 months. The valuation specialist selected 15% in part because in its estimation this approximates the median discount for illiquidity in studies of restricted stock of publicly traded corporations that have a one-year holding period. The valuation specialist determined that the fair market value of our common stock was $9.66 per share on a non-marketable minority interest basis as of May 4, 2007.

As a result of reviews of our stock option grants, we determined that a reassessment of the fair market value estimate for grants made during the six months ended June 30, 2007 was appropriate. As an initial matter, we concluded that, because (i) our business had demonstrated continued growth and improvement during the six months ended June 30, 2007; (ii) our internal projections of our results were increasing during the period; and (iii) the fair market value of our common stock was in a period of sequential increases, a valuation report that estimated the fair market value of our common stock nearer to the end of the period, rather than the beginning of the period, would provide a more reliable and conservative estimate of the fair market value of our common stock. In conducting the reassessment we also took into account that the likelihood that we would conduct an initial public offering in 2007 continued to increase throughout 2007, from an initial expectation in the first quarter of the year that it would not occur in 2007, and that in May 2007 we had received initial indications of values from the representatives of several underwriters that were conditioned on an initial public offering in the fourth quarter of 2007 and continued growth in our business. As a result of this reassessment, we have retrospectively estimated that the fair market value of our common stock for purposes of determining the appropriate compensation expense for our options granted in the six months ended June 30, 2007 was $8.00 per share for options granted in February 2007 and $11.20 for options granted in May 2007, which is a blended rate between the results of the valuation report from a valuation expert and the estimates provided by the representatives of potential underwriters with whom we met in May 2007.

As a result of the reassessment of the fair market value of our common stock underlying stock option grants to employees discussed above, we have recorded additional stock-based compensation for each stock option granted during the six months ended June 30, 2007 based upon the difference between the retrospectively determined fair market value of our common stock at the relevant measurement date of the stock option grant and the exercise price of the stock option. We amortize the unearned stock-based compensation and record stock-based compensation expense ratably over the vesting periods of these stock options. In 2007, we recorded $1.0 million of stock-based compensation expense.

Interest Income, Net

Interest income, net consists primarily of interest income earned on cash and cash equivalents, net of any interest expense.

Changes in Connection with Becoming a Public Company

As a public Company, we have begun and will continue to incur significant additional costs and expenses such as increased legal and audit fees, Professional fees, directors’ and officers’ insurance costs of doing expenses related to compliance with Sarbanes-Oxley Act regulations and other annual costs of doing business as a public company including hiring additional personnel and expanding our administrative functions. We expect these additional expenses to range from $1.5 million to $2.0 million per year and anticipate funding costs relating to being a public company with cash provided by operating activities and cash on hand.

Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. , or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of long-lived assets, contingencies, income taxes and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

A summary of our critical accounting policies follows:

Revenue recognition.  We record all tuition as deferred revenue when students begin a class. At the beginning of each class, revenue is recognized on a pro rata basis over the period of each class, which is either eight or sixteen weeks. This results in our balance sheet including future revenues that have not yet been earned as deferred revenue for courses that are in progress.

Accounts receivable.  Course registrations are recorded as deferred revenue and accounts receivable at the time students begin a course. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, which can delay the receipt of payment up until the class starts or longer. These other payment options include payments by sponsors, alternative loans, financial aid, or a tuition assistance program that remits payments directly to us. When a student remits payment after a class has begun, accounts receivable is reduced. If payment is made prior to the start of class, the payment is recorded as a student deposit and the student is provided access to the classroom when classes start. If one of the various other payment options are confirmed as secured, the student is provided access to the classroom. If no receipt is confirmed or payment option secured, the student will be dropped from the class. Therefore, billed amounts represent invoices that have been prepared and sent to students or their sponsor, lender, financial aid, or tuition assistance program according to the billing terms agreed upon in advance. The DoD tuition assistance program is billed on a course-by-course basis when a student starts class, whereas federal financial aid programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The provision for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Recoveries of receivables previously written off are recorded when received.

Property and equipment.  Property and equipment are carried at cost less accumulated depreciation. Assets acquired under capital leases are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset at the inception of the lease. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. In 2004, we placed in operation our Partnership At a Distance, or PAD, system, which is a customized student information and services system, that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. In 2005, the Company began capitalizing the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Valuation of long-lived assets.  We account for the valuation of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Income taxes.  Deferred taxes are determined using the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. As those differences reverse, they will enter into the determination of future taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R)-Share-Based Payment which requires companies to expense share-based compensation based on fair value. Prior to January 1, 2006, we accounted for share-based payment in accordance with Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees, and provided the disclosure required in SFAS 123-Accounting for Stock-Based Compensation, as amended by SFAS No. 148-Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123.

Goodwill.  We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for the impairment testing of goodwill, which is performed annually, as well as when an event indicating impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. As of August 31, 2006, goodwill was fully impaired and written off in the amount of $735,000 upon the decision to discontinue operations of our subsidiary Rockwell Education, Inc., or Rockwell. We had formed Rockwell for the February 2005 acquisition of all of the assets of Pinnacle Software Solutions, Inc., a school that provided various software and programming training sessions to students and companies. As a result of our determination in the Spring of 2006 to discontinue the operations of Rockwell after completing a teach-out of existing students in August 2006, the activities of Rockwell are included in our financial statements as discontinued operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. SFAS 157 will be effective for us beginning in fiscal year 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) . The Statement establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provision of SFAS No. 141R is not expected to have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2005	2006	2007

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	47.0%	44.9%	42.6%
Selling and promotional	14.4%	12.2%	9.8%
General and administrative	26.1%	22.9%	22.2%
Write-off of software development project	—	7.9%	—
Depreciation and amortization	4.6%	4.9%	4.1%

Total costs and expenses	92.1%	92.8%	78.7%

Income from continuing operations before interest income and income taxes	7.9%	7.2%	21.3%
Interest income, net	0.8%	0.7%	1.3%

Income from continuing operations before income taxes	8.7%	7.9%	22.6%
Income tax expense	3.8%	1.9%	9.9%

Income from continuing operations	4.9%	6.0%	12.7%
Preferred stock accretion, including a $12,300 charge in 2005 attributable to the exchange of preferred stock	(46.1)%	—	—

Income (loss) from continuing operations attributable to common stockholders	(41.2)%	6.0%	12.7%
Loss from discontinued operations, net of income tax benefit	(1.1)%	(1.6)%	—

Net income (loss) attributable to common stockholders	(42.3)%	4.4%	12.7%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2007 were $69.1 million, an increase of 73% from $40.0 million for year ended December 31, 2006. The increase was a result of an increase in the number of net course registrations, as well as a 10% increase in graduate tuition in 2007 that we announced in the summer of 2006. Net course registrations increased 73% to 94,846 in 2007 from 54,828 in 2006. The increase in net course registrations was primarily attributable to increased student referrals, the achievement of regional accreditation in May 2006, and our participation in the Title IV program for classes starting in November 2006.

Costs and Expenses

Costs and expenses were $54.4 million for the year ended December 31, 2007, an increase of $17.3 million, or 47%, compared to $37.1 million for prior year ended December 31, 2006. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues decreased to 78.7% in 2007 from 92.8% in 2006. Similarly, our income from continuing operations before interest income and income taxes, or our operating margin, increased to 21.3% from 7.2% over that same period. This decrease in costs and expenses as a percentage of revenues and increase in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue declined due to the proportionately higher growth in revenues as compared with the growth in expenses.

Instructional costs and services.  Instructional costs and services expenses for the year ended December 31, 2007 were $29.5 million, representing an increase of 64% from $18.0 million for the year ended December 31, 2006. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expense as a percentage of revenues decreased to 42.6% in 2007 from 44.9% in 2006. This decrease was primarily due to an increase in the average class size, which provided for a more efficient use of our full-time faculty. Full-time faculty increased to approximately 99 at December 31, 2007 from 38 at December 31, 2006.

Selling and promotional.  Selling and promotional expenses for the year ended December 31, 2007 were $6.8 million, representing an increase of 38% from $4.9 million for the year ended December 31, 2006. This increase was primarily due to an increase in the number of personnel in our admissions department required to support higher student enrollments. Selling and promotional expenses as a percentage of revenues decreased to 9.8% for in 2007 from 12.2% for in 2006. This decrease was primarily due to our ability to realize advertising efficiencies as a result of strong lead generations from personal referrals.

General and administrative.  General and administrative expenses for the year ended December 31, 2007 were $15.3 million, representing an increase of 68% from $9.2 million for the year ended December 21, 2006. The increase in expense was a result of the need for additional technology, financial positions, professional services, management and administrative facilities required to support a larger student body, participation in federal student aid and preparations for going public and an increase in stock-based compensation expense. General and administrative expenses as a percentage of revenues decreased to 22.2% in 2007 from 22.9% in 2006. This decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

Depreciation and amortization.  Depreciation and amortization expenses were $2.8 million for the year ended December 31, 2007, compared with $2.0 million for the year ended December 21, 2006. This represents an increase of 45%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based compensation.  Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for the year ended December 31, 2007 was $1.0 million in the aggregate, representing an increase of 263% from $284,000 the year ended December 21, 2006. The increase in stock-based compensation expense is primarily attributable to an increase in new stock option grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 and 2007 (in thousands):

	Year Ended December 31,
	2006	2007

Instructional costs and services	$77	$113
Selling and promotional	16	49
General and administrative	191	871

Total stock-based compensation expense	$284	$1,033

Interest Income, Net

Interest income, net was $888,000 for the year ended December 31, 2007, representing an increase of 207% from $289,000 for the year ended December 31, 2006. This is attributable to increased cash flow from operations resulting in investment income on higher cash balances.

Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2007 and 2006 of $6.8 million and $771,000, respectively, or effective tax rates of 43.8% and 23.9%, respectively. The increase in income tax expense and the related effective tax rate, was directly attributable to higher pre-tax profits and the elimination of research and development credits associated with internal software development.

Net Income

Net income was $8.8 million for the year ended December 31, 2007, compared to net income of $1.8 million for the year ended December 31, 2006, an increase of $7.0 million. This increase was related to the factors discussed above and a reduction in our loss from discontinued operations of $660,000 and a $3.1 million write-off of a software development project in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues for 2006 were $40.0 million, representing an increase of 42% from revenues of $28.2 million for 2005. The increase was a result of an increase in the number of net course registrations. Tuition did not increase in 2006 from the 2005 rates. Net course registrations increased 46% to 54,828 for 2006 from 37,506 for 2005. The increase in net course registrations resulted primarily from strong student referrals and the achievement of regional accreditation in May 2006.

Costs and Expenses

Costs and expenses were $37.1 million for 2006, an increase of $11.1 million, or 43%, compared to $26.0 million for 2005. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues increased slightly to 92.8% for 2006 from 92.1% for 2005. This increase resulted from the factors described below. Overall, many of our costs and expenses as a percentage of revenues declined due to the proportionately higher growth in revenues as compared with the growth in expenses.

Instructional costs and services.  Instructional costs and services expense for 2006 was $18.0 million, representing an increase of 36% from $13.2 million for 2005. This increase was directly related to an increase in the number of classes offered due to the increase in enrollment. Instructional costs and services expense as a percentage of revenue declined to 44.9% in 2006 from 47.0% in 2005. This decrease was primarily due to an increase in the average class size, which provided for a more efficient use of our full-time faculty.

Selling and promotional.  Selling and promotional expenses for 2006 were $4.9 million, representing an increase of 21% from $4.0 million for 2005. The increase in expense was primarily due to an increase in the number of personnel in our admissions department required to support the increase in student enrollment. Selling and promotional expenses as a percentage of revenue declined to 12.2% in 2006 from 14.4% in 2005. This decrease primarily resulted from gaining regional accreditation, which led to increased enrollment of new students without significantly increasing marketing costs.

General and administrative.  General and administrative expenses for 2006 were $9.2 million representing an increase of 24% from $7.4 million for 2005. General and administrative expenses in 2006 increased due to the need for technology and finance positions and additional administrative facilities to support a larger student body and expenses in connection with Title IV administration. General and administrative expenses as a percentage of revenue decreased to 22.9% in 2006 from 26.1% in 2005.

Write-off of software development project.  We recognized an expense of $3.1 million in 2006 for a discontinued software development project. In the summer of 2005, we initiated a project to integrate our PAD system with a third-party system to accommodate the addition of federal student aid programs. Over time we determined that given the complexity of joining the two systems and our expertise we would be better served by developing a different system to accommodate federal student aid programs. Capitalized software development costs for the portion of the project not involving the PAD system were written off when management determined that the asset related to these costs was impaired. We did not record any comparable expense in 2005.

Depreciation and amortization.  Depreciation and amortization expenses were $2.0 million for 2006, which represents an increase of 50% from $1.3 million for 2005. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based compensation.  Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for 2006 was $284,000 in the aggregate, representing a decrease of 76% from $1.2 million for 2005. The decrease in stock-based compensation expense is primarily attributable to the $1.2 million payment made to a former employee and major stockholder to settle stock option rights.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of operations in the respective expense categories for the years ended December 31, 2005 and 2006 (in thousands):

	Year Ended December 31,
	2005	2006

Instructional costs and services	$—	$77
Selling and promotional	—	16
General and administrative	1,198	191

Total stock-based compensation expense	$1,198	$284

Interest Income, Net

Interest income, net increased by $64,000, or 28%, to $289,000 for 2006 from $225,000 for 2005. The increase in other income, net is attributable to increased cash flow from operations, which resulted in increased investment income on higher cash balances.

Income Tax Expense

We recognized tax expense from continuing operations for 2006 of $771,000, or an effective tax rate of approximately 24%, compared to tax expense of $1.1 million, or an effective tax rate of approximately 43.4%, for 2005. The lower effective tax rate in 2006 was primarily due to a tax credit related to the historical renovation of one of our office buildings.

Net Income (Loss)

Net income was $1.8 million for 2006, compared to a net loss of $11.9 million for 2005. The increase in net income was the result of factors previously mentioned, a reduction of $681,000 in preferred stock accretion and a $12.3 million charge in 2005 to record the excess of the fair value of Class A common stock over the carrying value of the Series A Convertible Preferred Stock, or Series A preferred stock, for which it was exchanged. This amount was offset by an increase in the loss from discontinued operations to $660,000 in 2006 from $303,000 in 2005.

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our eight last quarters ended December 31, 2007. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Dollars in thousands)
	(Unaudited)

Statement of Operations Data:
Revenues	$8,206	$8,755	$10,188	$12,896	$14,089	$16,173	$17,612	$21,221
Costs and expenses:
Instructional costs and services	3,762	4,161	4,635	5,401	6,105	6,886	7,708	8,780
Selling and promotional	1,126	1,249	1,158	1,362	1,439	1,449	1,946	1,931
General and administrative	1,906	2,119	2,436	2,689	3,236	3,837	3,695	4,567
Write-off of software development project	—	—	—	3,148	—	—	—	—
Depreciation and amortization	383	410	451	709	618	705	685	817

Total costs and expenses	7,177	7,939	8,680	13,309	11,398	12,877	14,034	16,095

Income (loss) from continuing operations before interest income, net and income taxes	1,029	816	1,508	(413)	2,691	3,296	3,578	5,126
Interest income, net	67	59	85	78	144	194	257	293

Income (loss) from continuing operations before income taxes	1,096	875	1,593	(335)	2,835	3,490	3,835	5,419
Income tax expense (benefit)	516	427	210	(382)	1,301	1,454	1,613	2,461

Income from continuing operations	580	448	1,383	47	1,534	2,036	2,222	2,958
Preferred stock charge and accretion	—	—	—	—	—	—	—	—

Income from continuing operations attributable to common stockholders	580	448	1,383	47	1,534	2,036	2,222	2,958
Loss from discontinued operations, net of income tax benefit	(47)	(48)	(538)	(27)	—	—	—	—

Net income attributable to common stockholders	$533	$400	$845	$20	$1,534	$2,036	$2,222	$2,958

Other Data:
Stock-based compensation	$145	$47	$47	$45	$502	$116	$136	$279
Net cash provided by operating activities	$1,583	$1,239	$2,568	$3,539	$4,575	$5,386	$4,539	$3,017
Capital expenditures	$1,384	$1,193	$991	$907	$838	$932	$1,719	$3,338
Net course registrations	11,851	11,111	14,794	17,072	20,798	20,923	25,291	27,834

Liquidity and Capital Resources

We have financed our operations since 2002 primarily with cash from operations.

We financed our operating activities and capital expenditures during year ended December 31, 2007 and 2006 primarily through cash provided by operating activities and long term debt. Cash and cash equivalents were $27.0 million, $11.7 million and $5.5 million at December 31, 2007, 2006, and 2005 respectively.

We derive a significant portion of our revenues from tuition assistance programs of the DoD. Generally, these funds are received within 60 days of the start of the classes to which they relate. A growing source of revenue is derived from our participation in Title IV programs, for which disbursements are governed by federal regulations. However, we have typically received disbursements under this program within 30 days of the start of the applicable class.

These factors, together with the number of classes starting each month, affect our operational cash flow. Our costs and expenses have increased since we became a public company, and we expect to fund these expenses through cash from operations.

We have available to us a line of credit with a maximum borrowing amount of up to $5.0 million. The line bears interest at LIBOR plus 200 basis points (6.8% at December 31, 2007). The line is secured by substantially all of our assets. We have never borrowed under this line of credit facility.

In 2006, we borrowed $893,000 and $1.1 million under two mortgage notes. Both notes required interest at LIBOR plus 225 basis points (7.6% at December 31, 2006), and were secured by real estate in Charles Town, West Virginia. Payment was due in full on September 1, 2011. These notes were subsequently paid off in April 2007.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

On November 14, 2007, we completed our initial public offering of 5,390,625 shares at a price of $20 per share. After the underwriters’ discount, we received net proceeds of $100.3 million. Following the completion of the offering, we paid $93.8 million as a special distribution to our shareholders prior to the offering. After the special distribution, the remaining $6.5 million was used to pay expenses remaining related to the offering and the residual proceeds were retained for general corporate purposes.

Operating Activities

Net cash provided by operating activities was $3.7 million, $8.9 million and $17.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. As revenue and profits have grown, cash has increased. Cash and cash equivalents were $27.0 million and $11.7 million at December 31, 2007 and December 31, 2006, respectively.

Investing Activities

Net cash used in investing activities was $5.4 million, $4.9 million and $7.2 million for the years ended December 31, 2005, 2006, and 2007 respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which was related to software development and IT infrastructure costs.

Financing Activities

On August 2, 2005, we consummated the sale of Class A common stock to third parties, and entered into related agreements for the exchange of the Series A preferred stock and warrants to purchase Series A preferred stock for Class A common stock, and the purchase of shares of common stock held by a major stockholder, including options exercised in 2005. We exchanged 236,082 shares of Series A preferred stock for Class A common stock at a rate of 22.666952 shares of Class A common stock for each 1 share of Series A preferred stock.

The voting, dividend and liquidation rights of holders of Class A common stock and common stock were identical and at an equal rate with one another, except that no dividend would have been declared and paid on the common stock unless and until an equal dividend had been declared and paid on the Class A common stock and the consent of the holders of Class A common stock was required to, among other things, consent to certain fundamental transactions, incur indebtedness in excess of $2.0 million in the aggregate, and acquire other entities. In connection with the closing of our initial public offering, all of our Class A common stock was converted into shares of common stock.

Net cash provided by (used in) financing activities was ($49,000), $2.2 million, and $4.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. Cash used in financing activities has been for repurchase of capital stock, capital lease principal payments and debt payments. Cash is provided from debt financing, issuance of common stock and the exercise of stock options.

On November 8, 2007, the Company declared a special distribution in the amount of $93,750,006 or $7.63 per share of common stock and Class A common stock, payable upon the completion of the initial public offering to stockholders of record immediately prior to the completion of the offering. The Company used proceeds from the initial public offering to pay the special distribution.

Contractual Commitments

We have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2007.

Years Ending December 31,
(In thousands)

2008	$802
2009	923
2010	906
2011	821
2012	841
Thereafter	1,774

$6,067

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2005, 2006 or 2007. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition. We do not generally increase our tuition rates, however our costs do continually increase with inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2007.

Market Risk

We have no material derivative financial instruments or derivative commodity instruments. We believe the risk related to marketable securities is limited due to the adherence to our investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our marketable securities as of December 31, 2007, 2006 and 2005 consisted of cash equivalents.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2007, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Public Education, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ McGladrey & Pullen, LLP

Vienna, Virginia
March 28, 2008

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Balance Sheets

	As of
	December 31,
	2006	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11,678	$26,951
Accounts receivable, net of allowance of $263 in 2006 and $385 in 2007	5,448	4,896
Income tax receivable	679	1,089
Prepaid expenses	856	1,596
Deferred income taxes	299	309

Total current assets	18,960	34,841
Property and equipment, net	9,363	13,364
Other assets	427	775

Total assets	$28,750	$48,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,502	$2,471
Accrued liabilities	3,165	4,323
Deferred revenue and student deposits	3,852	6,614
Current portion of long-term debt	29	—

Total current liabilities	8,548	13,408
Deferred income taxes	1,437	2,065
Long-term debt	1,944	—

Total liabilities	11,929	15,473
Commitments and contingencies (Note 5, 10 and 14)
Stockholders’ equity:
Common Stock
Class A, $0.01 par value:
Authorized shares — 9,412,071; Issued and outstanding shares 9,256,258 in 2006 and no shares outstanding in 2007	93	—
Common stock, $0.01 par value:
Authorized shares — 100,000,000; 2,542,342 issued and outstanding in 2006 and 17,687,952 in 2007	25	177
Additional paid-in capital	26,378	128,005
Accumulated deficit	(9,675)	(94,675)

Total stockholders’ equity	16,821	33,507

Total liabilities and stockholders’ equity	$28,750	$48,980

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2005		2006	2007
	(In thousands, except share and per share amounts)

Revenues		$28,178	$40,045	$69,095

Costs and expenses:
Instructional costs and services		13,247	17,959	29,479
Selling and promotional		4,043	4,895	6,765
General and administrative		7,364	9,150	15,335
Write-off of software development project		—	3,148	—
Depreciation and amortization		1,300	1,953	2,825

Total costs and expenses		25,954	37,105	54,404

Income from continuing operations before interest income and income taxes		2,224	2,940	14,691
Interest income, net		225	289	888

Income from continuing operations before income taxes		2,449	3,229	15,579
Income tax expense		1,061	771	6,829

Income from continuing operations		1,388	2,458	8,750
Preferred stock charge and accretion		(12,985)	—	—

Income (loss) from continuing operations attributable to common stockholders		(11,597)	2,458	8,750
Loss from discontinued operations, net of income tax benefit of $335 and $314 in 2005 and 2006, respectively		(303)	(660)	—

Net income (loss) attributable to common stockholders	$	(11,900)	$1,798	$8,750

Income (loss) from continuing operations per common share:
Basic		$(1.44)	$0.21	$0.69

Diluted		$(1.44)	$0.20	$0.64

Net income (loss) attributable to common stockholders per common share:
Basic		$(1.48)	$0.15	$0.69

Diluted		$(1.48)	$0.15	$0.64

Weighted average number of common shares:
Basic		8,055,300	11,741,191	12,758,833

Diluted		8,055,300	12,177,693	13,600,607

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

	Class A				Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(In thousands, except shares)

Balance at December 31, 2004	—	$—	5,595,392	$56	255	$427	$738
Acquisition of Rockwell	—	—	88,011	1	199	—	200
Stock issued for cash	3,905,000	39	832,150	8	18,549	—	18,596
Stock repurchased from stockholders	—	—	(4,095,311)	(41)	(17,377)	—	(17,418)
Reclassification of preferred stock due to recapitalization	5,351,258	54	—	—	24,269	—	24,323
Net income	—	—	—	—	—	(11,900)	(11,900)

Balance at December 31, 2005	9,256,258	93	2,420,242	24	25,895	(11,473)	14,539
Stock issued for cash	—	—	122,100	1	199	—	200
Stock-based compensation	—	—	—	—	284	—	284
Net income	—	—	—	—	—	1,798	1,798

Balance at December 31, 2006	9,256,258	93	2,542,342	25	26,378	(9,675)	16,821
Conversion of classes A shares	(9,256,258)	(93)	9,256,258	93	—	—	—
Stock issued in initial public offering, net of issuance costs	—	—	5,390,625	54	98,195	—	98,249
Special distribution to stockholders from initial public offering proceeds						(93,750)	(93,750)
Stock issued for cash	—	—	509,727	5	1,682	—	1,687
Stock repurchased from shareholder	—	—	(11,000)	—	(55)	—	(55)
Stock-based compensation	—	—	—	—	1,033	—	1,033
Excess tax benefit from stock based compensation	—	—	—	—	772	—	772
Net income	—	—	—	—	—	8,750	8,750

Balance at December 31, 2007	—	$—	17,687,952	$177	$128,005	$(94,675)	$33,507

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Operating activities
Net income (loss) attributable to common stockholders	$(11,900)	$1,798	$8,750
Add: (Loss) from discontinued operations, net	(303)	(660)	—

Income (loss) from continuing operations attributable to common stockholders	(11,597)	2,458	8,750
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debts/(decrease) in allowance for doubtful accounts	(467)	(307)	121
Depreciation and amortization	1,300	1,953	2,825
Loss on write-off of software project	—	3,148	—
Stock-based compensation	1,198	284	1,033
Preferred stock charge and accretion	12,985	—	—
Deferred income taxes	864	(599)	618
Changes in operating assets and liabilities:
Accounts receivable	(505)	(989)	430
Prepaid expenses and other assets	(71)	(324)	(739)
Income tax receivable	(730)	589	(410)
Accounts payable	450	390	969
Accrued liabilities	14	1,339	1,157
Deferred revenue and student deposits	530	1,069	2,763

Net cash provided by operating activities from continuing operations	3,971	9,011	17,517
Net cash used in operating activities from discontinued operations	(311)	(82)	—

Net cash provided by operating activities	3,660	8,929	17,517

Investing activities
Capital expenditures	(4,613)	(4,475)	(6,827)
Capitalized program development costs and other assets	(377)	(459)	(347)

Net cash used in investing activities from continuing operations	(4,990)	(4,934)	(7,174)
Cash used in investing activities from discontinued operations	(360)	—	—

Net cash used in investing activities	(5,350)	(4,934)	(7,174)

Financing activities
Borrowing on long-term debt	—	1,980	—
Payments on long-term debt	—	(7)	(1,973)
Cash paid for repurchase of common stock	(18,615)	—	(55)
Cash received from issuance of common stock, net of issuance costs	18,596	199	99,936
Cash distributed to shareholders from public offering proceeds	—	—	(93,750)
Excess tax benefit from stock based compensation	—	—	772
Principal payments from capital lease obligations	(30)	—	—

Net cash provided by/(used in) financing activities	(49)	2,172	4,930

Net increase (decrease) in cash and cash equivalents	(1,739)	6,167	15,273
Cash and cash equivalents at beginning of period	7,250	5,511	11,678

Cash and cash equivalents at end of period	$5,511	$11,678	$26,951

Supplemental disclosures of cash flow information
Interest paid	$4	$52	$56

Income taxes paid	$592	$384	$5,849

Noncash investing/financing transactions:
Preferred stock charge and accretion	$12,985	$—	$—

Conversion of preferred stock	$24,323	$—	$—

Issuance of stock in acquisition	$200	$—	$—

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business.  American Public Education, Inc. (“APEI”) together with its subsidiaries (the “Company”) is a provider of exclusively online postsecondary education directed at the needs of the military and public service communities that operates in one reportable segment. APEI has five subsidiaries, including the American Public University System, Inc. (the “University System”), a West Virginia corporation, which operates through two universities, American Military University and American Public University.

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

The University System achieved regional accreditation in May 2006 with the Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for federal student aid programs under Title IV for classes beginning in November 2006.

The Company formed Rockwell Education, Inc. (“Rockwell”) in the Commonwealth of Virginia for the purpose of acquiring all of the assets of Pinnacle Software Solutions, Inc. in February 2005. The acquired assets included Rockwell University, a school that provided various software and programming training sessions to students and companies. As of August 31, 2006, the Company discontinued the operations of Rockwell, and the activities of Rockwell are included in the accompanying financial statements as discontinued operations. Information surrounding the acquisition and disposition of Rockwell is included in Note 12.

On August 7, 2007, APEI filed a Registration Statement on Form S-1 (Registration No. 333-145185) for its initial public offering, which was completed on November 14, 2007 (See Note 9).

A summary of the Company’s significant accounting policies follows:

Basis of accounting.  The accompanying financial statements are presented in accordance with the accrual basis of accounting, whereby revenue is recognized when earned and expenses are recognized when incurred.

Principles of consolidation.  The accompanying consolidated financial statements include accounts of APEI and its wholly-owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Cash and cash equivalents.  The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents.

Accounts receivable.  Course registrations are recorded as deferred revenue and accounts receivable at the time students begin a class. Students may remit tuition payments through the online registration process at anytime or they may elect various payment options, which can delay the receipt of payment up until the class starts or longer. These other payment options include payments by sponsors, alternative

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans, financial aid, or a tuition assistance program that remits payments directly to the Company. When a student remits payment after a class has begun, accounts receivable is reduced. If payment is made prior to the start of class, the payment is recorded as a student deposit, and the student is provided access to the classroom when classes start. If one of the various other payment options are confirmed as secured, the student is provided access to the classroom.. If no receipt is confirmed or payment option secured, the student will be dropped from the class. Therefore, billed amounts represent invoices that have been prepared and sent to students or their sponsor, lender, financial aid, or tuition assistance program according to the billing terms agreed upon in advance. The Department of Defense (“DoD”) tuition assistance program is billed by branch of service on a course-by-course basis when a student starts class, whereas federal financial aid programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The provision for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Recoveries of receivables previously written off are recorded when received.

Property and equipment.  Property and equipment is carried at cost less accumulated depreciation. Assets acquired under capital leases are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset at the inception of the lease. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets.. In 2004, the Company placed in operation its Partnership At a Distance, or PAD, system, which is a customized student information and services system, that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. In 2005, the Company began capitalizing the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Valuation of long-lived assets.  The Company accounts for the valuation of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Revenue recognition.  The Company records all tuition as deferred revenue when students begin a class. At the beginning of each class, revenue is recognized on a pro rata basis over the period of the class, which is either eight or sixteen weeks. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for classes that are in progress. Students who request to be placed on program hold are required to complete or withdraw from the courses prior to being placed on hold. Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16), other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vendor. Tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program that remits payments directly to the Company. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been yet earned by the Company, is presented as deferred revenue in the accompanying balance sheet.

Deferred revenue and student deposits at December 31, 2006 and 2007 consisted of the following:

	As of
	December 31,
	2006	2007
	(In thousands)

Deferred revenue	$2,107	$3,842
Student deposits	1,745	2,772

Total deferred revenue and student deposits	$3,852	$6,614

The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $363,000, $397,000, and $605,000 was provided for the years ended December 31, 2005, 2006 and 2007, respectively, and are included as a reduction to tuition revenue in the accompanying statements of operations.

Advertising costs.  Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2006 and 2007 of $1,756,000, $1,816,000 and $2,913,000, respectively, and are included in selling and promotion costs in the accompanying statements of operations.

Income taxes.  Deferred taxes are determined using the liability method, whereby, deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. As those differences reverse, they will enter into the determination of future taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R)-Share-Based Payment, or SFAS 123R, which requires companies to expense share-based compensation based on fair value. Prior to January 1, 2006, the Company accounted for share-based payment in accordance with Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees, and provided the disclosure required in SFAS 123-Accounting for Stock-Based Compensation, as amended by SFAS No. 148-Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts of stock-based compensation have been included in the operating expense line-items indicated:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Instructional costs and services	$—	$77	$113
Selling and promotional	—	16	49
General and administrative	1,198	191	871

Total Stock-based compensation expense	$1,198	$284	$1,033

Income (Loss) Per Common Share.  Basic income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period and, because our preferred stock was convertible into common shares any dilutive effects of outstanding preferred shares would have been included in diluted net income per common share. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.

There were no outstanding options to purchase common shares that were not included in the computation of diluted net income per common share for the years ended December 31, 2006 and 2007, respectively. There were 922,515 outstanding options not included in the computation of diluted net income per common share for the year ended December 31, 2005 because their effect would have been antidilutive.

The excess of the fair value of the Class A common stock over the carrying value of the Series A preferred stock for which it was exchanged in 2005 is classified as a reduction in net income attributable to common stockholders.

Fair value of financial instruments.  The methods and significant assumptions used to estimate the fair values of financial instruments are as follows: the carrying amounts including cash and cash equivalents, tuition receivable, accounts payable, and accrued liabilities, and current maturities of long-term borrowings approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt approximates fair value because inherent interest rates on these instruments fluctuate with market interest rates offered to the Company for debt of similar terms and maturities.

Financial risk.  The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Estimates.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill.  The Company records as goodwill excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for the impairment testing of goodwill, which is performed annually, as well as when an event indicating impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. As of August 31, 2006, goodwill was fully impaired and written off in the amount of $735,000 upon the decision to discontinue operations of the Company’s subsidiary Rockwell.

Recent accounting pronouncements.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Company, SFAS 157 is effective beginning in fiscal year 2008. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) . The Statement establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provision of SFAS No. 141R is not expected to have a material effect on our consolidated financial statements.

Reclassifications.  Certain 2005 and 2006 amounts have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on previously reported net income (loss).

Note 2.	Property and Equipment

Property and equipment at December 31, 2006 and 2007 consisted of the following:

	Useful
	Life	2006	2007
		(In thousands)

Land	—	$217	$217
Building	27.5 years	2,771	3,986
Leasehold improvements	3 years	257	550
Office equipment	3 to 5 years	317	647
Computer equipment	3 to 5 years	2,643	3,913
Furniture and fixtures	7 years	611	930
Software development	5 years	6,259	9,181
Program development	3 years	457	486

		13,532	19,910
Accumulated depreciation and amortization		4,169	6,546

		$9,363	$13,364

During the years ended December 31, 2005, 2006 and 2007, the Company recorded $1,300,000, $1,953,000 and $2,825,000, respectively, in depreciation and amortization expense.

Note 3.	Line of Credit

The Company has available a line of credit with a maximum borrowing amount of up to $5,000,000. The line bears interest at LIBOR plus 200 basis points (6.8% at December 31, 2007 and 7.3% at December 31, 2006). The line is secured by substantially all of the assets of the University System. There were no amounts outstanding as of December 31, 2006 and 2007, respectively.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Long-Term Debt and Swap Agreements

On September 22, 2006, two of the Company’s subsidiaries formed to hold real property obtained mortgage notes payable. The terms and amounts outstanding on these notes as of December 31, 2006 are as follows (in thousands):

$893,000 mortgage note bearing interest at LIBOR plus 225 basis points (7.6% at December 31, 2006), secured by the assets of the subsidiary formed to hold the related real property, due in full on September 1, 2011	$889
$1,088,000 mortgage note bearing interest at LIBOR plus 225 basis points (7.6% at December 31, 2006), secured by the assets of the subsidiary formed to hold the related real property, due in full on September 1, 2011	1,084

$1,973

The Company also entered into a 5-year interest rate swap agreement for a notional amount equal to the obligation under the mortgage notes payable whereby the Company received a variable interest rate based on LIBOR and paid a fixed rate of 5.05%. This mechanism is intended to allow the Company to realize the potential benefit of a lower fixed rate. As of December 31, 2006, the unrealized gain on the interest rate swap agreement was nominal and in April 2007, the notes along with the related swap agreements were paid off.

Note 5.	Operating Leases

The Company leases office space in Virginia and West Virginia under operating leases that expire between June 2008 and February 2015. Rent expense related to these operating leases amounted to $683,000 and $791,000 for the years ended December 31, 2006 and 2007, respectively. The minimum rental commitment under the operating leases is due as follows:

Years Ending December 31,
(In thousands)

2008	$802
2009	923
2010	906
2011	821
2012	841
Thereafter	1,774

$6,067

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2005, 2006 and 2007 were as follows:

	2005	2006	2007
	(In thousands)

Current income tax expense (benefit):
Federal	$(199)	$938	$4,899
State	61	117	1,312

	(138)	1,055	6,211

Deferred tax expense (benefit):
Federal	761	(585)	492
State	103	(13)	126

	864	(598)	618

	$726	$457	$6,829

The tax effects of principal temporary differences are as follows:

	2006	2007
	(In thousands)

Deferred tax assets:
Property and equipment	$977	$535
Stock option compensation expense	129	247
Allowance for doubtful accounts	99	154
Accrued vacation and severance	113	145
Other	120	34

	1,438	1,115

Deferred tax liabilities:
Income tax deductible capitalized software development costs	(2,543)	(2,599)
Prepaid expenses	(33)	(272)

	(2,576)	(2,871)

	$(1,138)	$(1,756)

The deferred tax amounts above have been classified on the accompanying balance sheets as of December 31, 2006 and 2007, as follows:

	2006	2007
	(In thousands)

Current assets	$299	$309

Non-current liabilities	$(1,437)	$(2,065)

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to permanent tax differences, research and development tax credits related to capitalized software development costs, and the use of historical tax credits, as follows:

	2005		2006		2007
	Amount	%	Amount	%	Amount	%
			(In thousands)

Tax expense at statutory rate	$415	34.00	$751	34.00	$5,453	35.00
State taxes, net	56	4.62	112	5.05	934	6.00
Permanent differences	274	22.48	20	0.09	184	1.18
Other	(19)	(1.56)	(426)	(19.26)	258	1.65

	$726	59.54	$457	19.88	$6,829	43.83

Permanent differences in the table above are mainly attributable to preferred stock accretion for 2005 and due to nondeductible stock-based compensation on incentive stock options. Other is primarily historic rehabilitation credits associated with real estate acquired in 2006, adjustments for estimates made in a prior period, and research and development tax credits related to capitalized software development costs.

In June 2006, FASB issued FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN 48 effective January 1, 2007. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. Interest and penalties associated with uncertain income tax positions are classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For federal tax purposes, tax years 2003-2006 remain open to examination. For state tax purposes, the statute of limitation remains open for tax years 2003-2006. Currently, no examinations are open in any jurisdiction.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

Note 7.	Retirement Plan

The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to all of its eligible employees. The participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions. The Company made discretionary contributions to the plan of $339,000, $400,000, and $623,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Note 8.	Stockholders’ Equity

Common stock

In connection with the Stock Purchase Agreement described in Note 9, the Company authorized and issued a new class of capital stock designated as Class A Common Stock.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the 2005 Stock Purchase Agreement described in Note 9, the Company repurchased 3,671,261 shares of Common Stock of the Company from its then majority stockholder, representing the remaining holdings of that stockholder. The shares were repurchased for the estimated fair market value price of $4.55 per share. In September of 2005, the Company offered to repurchase all of the shares held by stockholders holding less than 220,000 shares of Common Stock. As a result of the offer, the Company repurchased 424,050 shares of Common Stock from various stockholders at $4.55 per share for a total of $1,928,000.

In connection with the initial public offering described in Note 9, all of the Class A common stock was converted into shares of common stock on a 1 for 1 basis. The total number of shares of all classes of stock that the Company has the authority to issue is 110,000,000, of which 100,000,000 of such shares are common stock having a par value of $.01 per share and 10,000,000 of such shares are Preferred Stock, having a par value of $.01 per share.

Also, in connection with the Company’s initial public offering, the Company effected an 11-for-1 stock split of its common stock and its Class A common stock on September 19, 2007, and increased its authorized capital. All share and per share amounts related to common stock, Class A common stock, options and the warrant included in the consolidated financial statements have been restated to reflect the stock split.

On November 8, 2007, the Company declared a special distribution in the amount of $93,750,000 or $7.63 per share of common stock and Class A common stock, payable upon the completion of the initial public offering to stockholders of record immediately prior to the completion of the offering. The Company used proceeds from the initial public offering to pay the special distribution. Shares of common stock issuable upon the exercise of outstanding stock options issued under prior plans were increased by 350,160 shares as a result of an equitable antidilution adjustment triggered by the special distribution.

Stock Incentive Plan

In February 2002, the Company adopted the 2002 Stock Incentive Plan (“the 2002 Stock Plan”). The 2002 Stock Plan initially allowed the Company to grant up to 990,000 shares of stock options and restricted stock at fair value to employees, officers, directors, and service providers of the Company and its affiliates, at the discretion of the Board of Directors. Options granted to date and currently outstanding vest ratably over periods of three to five years and expire in 10 years from the date of grant. The options are granted to employees at a purchase price that approximates the fair value of the Company’s stock. In August 2002, the 2002 Stock Plan was amended to increase the shares of common stock reserved for grant under the plan to 1,815,000. In August 2005, the 2002 Stock Plan was amended to increase the shares of common stock reserved for grant under the plan to 2,200,000.

On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and its stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007. Upon adoption of the new equity plan, APEI ceased making awards under the 2002 Stock Plan. The new equity plan allows APEI to grant up to 1,100,000 shares plus any shares of common stock remaining available for issuance under the 2002 Stock Plan as of the effective date of the new equity plan and any shares of APEI common stock that are subject to outstanding awards under the 2002 Stock Plan that expire or are forfeited, canceled or settled for cash without delivery of shares of APEI common stock after the effective date of the new equity plan. As of December 31, 2007, there were 3,751 shares available for issuance from the 2002 Stock Plan which will be added to the 1,100,000 shares available for issuance under the 2007 new equity plan. Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the initial public offering, on November 8, 2007, the Company granted options to purchase 259,050 shares of common stock with an exercise price equal to the initial public offering price of $20.00 per share. The options will vest ratably over a period of three years and the options will expire seven years from the date of grant. In connection with the closing of the public offering, on November 14, 2007, the Company issued 72,573 shares of restricted stock to employees and directors at the initial public offering price of $20.00 per share.. The restricted stock issued to employees will vest ratably over a period of three years, and the restricted stock granted to directors will vest in full in connection with the Company’s 2008 annual meeting of stockholders or one year from the date of grant, whichever is earlier. Upon the closing of the initial public offering, the Company issued 10 shares to each full time employee below the level of vice president, for an aggregate of 3,800 shares of common stock.

On January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 — Share-Based Payment, a revision of FASB Statement No. 123 — Accounting for Stock-Based Compensation (“SFAS 123R”). This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards. The Company elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, the Company has not restated financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R using the Black-Scholes model. The Company recognizes compensation expense for stock option awards on a ratable basis over the requisite service period of the award. Prior to adopting SFAS 123R, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25 — Accounting for Stock-Based Compensation and provided the pro forma disclosures previously required by SFAS 123.

For the years ended December 31, 2006 and 2007, the Company recognized $284,000 and $1,033,000 in stock-based compensation expense as required under SFAS 123R and a total income tax benefit of $57,000 and $198,000, respectively. Prior to adopting SFAS 123R, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25 — Accounting for Stock-Based Compensation and provided the pro forma disclosures previously required by SFAS 123. Prior to the adoption of SFAS 123R, the Company did not include compensation expense for employee stock options in net income, since all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effects on income as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the year ended December 31, 2005 (in thousands):

Loss attributable to common stockholders:	$(11,900)
Deduct total stock-based compensation expense, determined under fair value method for all awards, net of related tax effects	(64)

Net loss, pro forma	$(11,964)

Loss attributable to common stockholders per share:
As reported
Basic	$(1.48)

Diluted	$(1.48)

Pro forma
Basic	$(1.49)

Diluted	$(1.49)

The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the best estimate of the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee and director terminations within the model, as well as the expected term of options granted, which represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2005	2006	2007

Expected volatility	18.90%	45.60%	23.97% - 27.75%
Expected dividends	0.00%	0.00%	0.00%
Expected term, in years	5	6.5	4.5 - 6.5
Risk-free interest rate	3.71% - 4.13%	4.61% - 5.01%	3.46% - 4.76%
Weighted-average fair value of options granted during the year	$0.59	$2.38	$2.92

A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2005, 2006 and 2007 and the changes during the periods then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average Exercise	Contracual	Intrinsic
	of Options	Price	Life (Years)	Value
				(In thousands)

Outstanding, December 31, 2006	939,774	$2.51
Options granted	991,100	$8.10
Awards exercised	(350,139)	$2.55
Options forfeited	(42,900)	$1.56

Outstanding, December 31, 2007	1,537,835	$6.13	7.65	$54,826

Exercisable, December 31, 2007	363,791	$3.01	7.35	$14,106

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock option exercises:

	2005	2006	2007
	(In thousands)

Proceeds from stock options exercised	$928	$199	$891

Intrinsic value of stock options exercised	$2,003	$356	$2,614

Tax benefit from exercises	$—	$—	$68

As of December 31, 2007 there was $3,857,000 of total unrecognized compensation cost, representing $2,490,000 of unrecognized compensation cost associated with share-based compensation arrangements, and $1,367,000 of unrecognized compensation cost associated with non-vested restricted stock. That total remaining cost is expected to be recognized over a weighted average period of 3.30 and 3.32 years, respectively.

Restricted Stock

The table below sets forth the restricted stock activity for the year ended December 31, 2007:

		Weighted
	Number	Average Grant
	of Shares	Price and Fair Value

Shares granted	72,573	$20.00
Vested shares	—	$—
Shares forfeited	—	$—

Non vested, December 31, 2007	72,573	$20.00

There were no shares of restricted stock not included in the computation of diluted net income per common share for the year ended December 31, 2007.

Note 9.	Conditionally Redeemable Preferred Stock, Warrants, Recapitalization, and Initial Public Offering

Conditionally Redeemable Preferred Stock

On August 30, 2002, the Company entered into a Stock Purchase Agreement with third party investors. Under the Stock Purchase Agreement, the Company issued 236,082 shares of Series A Convertible Preferred Stock (“Series A Preferred”), $0.01 par value, at $42.36 per share. The Series A Preferred was convertible to the Company’s common stock at the holders’ option at an original conversion ratio of 11:1. The Series A Preferred was also redeemable at the option of the holders of at least a majority of the Series A Preferred on or after August 30, 2007 at a value of the greater of the fair market value of shares at the time of redemption or the Liquidation Preference, which is defined as the sum of the original purchase price, any declared but unpaid dividends and an additional amount of 8% per annum of the original purchase price, compounded annually. If the Company and the holders of a majority of the Series A Preferred could not agree on the fair market value of the Series A Preferred, the fair market value was to be determined by an appraisal process using nationally recognized investment banking firms. In the event of a liquidation, which was defined to include a sale of the Company, the holders of the Series A Preferred were entitled to receive the Liquidation Preference and the holders were also entitled to participate on a pro rata basis with the holders of the common stock in any remaining amounts unless the Company met certain performance criteria by April 2004, which were not met. The liquidation preference as of December 31, 2004 was $11,976,000. Holders of the Series A Preferred were entitled to the number of votes equaling the common shares issuable upon conversion. As long as the investors of Series A Preferred maintained 118,041 shares, they were also entitled to elect two members of the Board of Directors.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the Series A Preferred could have been redeemed on or after August 30, 2007 at the holders’ option, proceeds from Series A Preferred, less related issuance costs of $1,064,000, were initially recorded as outside of permanent equity. Upon receipt of a redemption request, the Company would have been required to redeem the outstanding shares of Series A Preferred in full within one year of the redemption request. If the Company did not have legally available funds from which it could make the redemption, the holders of the Series A Preferred would have become entitled to elect a majority of the Company’s board of directors. The difference between the initial carrying value of the Series A Preferred and the highest redemption value on August 30, 2007, which was estimated to be $14,694,000, (the original purchase price plus 8% per annum, compounded annually), was initially accreted using the effective interest method over a five-year period.

Warrants

In connection with the Stock Purchase Agreement, the Company issued a warrant (the “Warrant”) to purchase 155,815 shares of its Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to a third party placement agent for its service in arranging and negotiating the Series A Preferred placement. The Warrant had an initial exercise price of $4.62 per share and was to expire on August 30, 2007. The Series A-1 Preferred had identical rights and privilege as Series A Preferred, except the holder of Series A-1 Preferred were not entitled to participate with the Common Stock in a liquidation as a result of a failure to meet performance criteria. The fair value of the Warrant on the date of issuance and as of December 31, 2004 was determined to be de minimis.

In connection with the recapitalization exchange of the Series A Preferred Stock, the Company entered into an agreement to exchange the Warrant into a warrant to purchase 155,815 shares of Class A common stock. The warrant was exercised in October 2007 at $4.62 per share. Upon exercise, the excess tax benefit was $718,000 and the intrinsic value was $1,772,000.

Recapitalization

In August 2005, the Company sold 3,520,000 shares of its Class A Common Stock for the fair market value price of $4.55 per share for gross proceeds of $16,000,000 to funds associated with two venture capital firms.

With the proceeds received from the sale of the 3,520,000 shares of Class A Common Stock, the Company purchased 3,300,000 shares of Common Stock held by the Company’s majority stockholder and 371,261 shares held as a result of options exercised by that stockholder in 2005, which represented all of the shares held by that stockholder. The Company purchased these shares for the estimated fair market value price of $4.55 per share for a total amount of $16,688,000. At that time, the Company also recorded a charge for stock-based compensation of $1,198,000.

In August 2005, the Company also exchanged all 236,082 shares of outstanding Series A Preferred Stock for Class A Common Stock at a rate of 22.666952 shares of Class A Common Stock for each 1 share of Series A Preferred. The exchange of the Series A Preferred Stock occurred in connection with the amendment and restatement of the Company’s certificate of incorporation to authorize the Class A common stock necessary for the issuance described above. The total value of the shares of Class A common stock issued in the exchange was determined to be equivalent to the fair market value of the Series A Preferred, which determination, because the Series A Preferred was a participating preferred security, took into account the Liquidation Preference and the conversion value of the Series A Preferred. The voting, dividend, and liquidation rights of holders of Class A Common Stock and Common Stock are identical and at an equal rate with one another except no dividend will be declared and paid on the Common Stock unless and until an equal dividend has been declared and paid on the Class A Common Stock and the consent of the holders of Class A Common Stock is required to, among other things, consent to certain fundamental transactions, the incurrence of indebtedness in excess of $2,000,000 in the aggregate, and acquire other entities.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the fair value of the Class A common stock issued in exchange for the Series A preferred stock was greater than the carrying value of the Series A preferred stock, there was a charge against net earnings of $12.3 million to arrive at net loss attributable to common shareholders in the calculation of net loss per share.

In connection with the exchange of the Series A Preferred Stock, the Company entered into an agreement to exchange the Warrant into a warrant to purchase 155,815 shares of Class A common stock. The warrant was exercised in October 2007 at $4.62 per share.

Initial Public Offering

On August 7, 2007, the Company filed a Registration Statement on Form S-1 (Registration No. 333-145185) for its initial public offering, which was completed on November 14, 2007.

In the initial public offering, the Company sold 5,390,625 shares of common stock at a price to the public of $20.00 per share, before underwriting discounts and commissions. The sale of the shares included the exercise in full of the underwriters’ option to purchase up to an additional 703,125 shares at the initial public offering price to cover over-allotments. Net proceeds to the Company were approximately $100.3 million, after deducting underwriting discounts and commissions and before offering expenses. In connection with the closing of the initial public offering, all of the Class A common stock was converted into shares of common stock on a 1 for 1 basis. The total number of shares of all classes of stock that the Company has the authority to issue is 110,000,000, of which 100,000,000 of such shares are common stock having a par value of $.01 per share and 10,000,000 of such shares are Preferred Stock, having a par value of $.01 per share.

On November 8, 2007, the Company declared a special distribution in the amount of $93,750,000 or $7.63 per share of common stock and Class A common stock, payable upon the completion of the initial public offering to stockholders of record immediately prior to the completion of the offering. The Company used proceeds from the initial public offering to pay the special distribution. Shares of common stock issuable upon the exercise of outstanding stock options issued under prior plans were increased by 350,160 shares as a result of an equitable antidilution adjustment triggered by the special distribution.

Note 10.	Contingencies

From time to time the Company may be involved in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

Note 11.	Concentration

Approximately 67% and 66% of the Company’s 2006 and 2007 revenues, respectively, were derived from students who receive tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. A reduction in this assistance could have a significant impact on the Company’s operations. In October of 2006, APUS was approved for participation in Title IV programs, allowing the Company to participate in federal student aid programs.

Note 12.	Acquisition and Disposition of Rockwell Education, Inc.

On February 1, 2005, the Company and Rockwell, which had been formed for this purposes, entered into an asset purchase agreement with Pinnacle Software Solutions, Inc. (“Pinnacle”) that provided for Rockwell to purchase the fixed assets of Pinnacle including, the fixed assets, entire right, title and interest in the business intellectual property, assumed contracts, deferred revenue and goodwill of the business, which included Rockwell University. The purchase price consisted of cash paid by the Company of $360,000 and issuance of 88,011 shares of Common Stock of the Company, which were subject to certain restrictions.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2006 the Company determined to discontinue the operations of Rockwell after completing a teach-out of existing students in August 2006. Assets of Rockwell that were of use to the University System were transferred to it. During 2006, all remaining Rockwell assets were disposed of, and goodwill acquired was determined to be impaired and was written off.

Note 13.	Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

Note 14.	Subsequent Events

Secondary Offering

On February 13, 2008, the Company announced the pricing of a public offering by it and certain stockholders of shares of its common stock at $35.50 per share, before underwriting discounts and commissions. The offering closed on February 19, 2008. In the offering 3,744,500 shares were sold, consisting of 25,000 shares sold by the Company and 3,719,500 shares sold by certain stockholders of the Company. Total net proceeds to the Company were $839,000, after deducting underwriting discounts and commissions before estimated offering expenses. The Company did not receive any of the proceeds from the sale of common stock held by the selling stockholders. Certain selling stockholders granted the underwriters a 30-day option to purchase up to an additional 500,175 shares at the public offering price to cover over-allotments, if any.

On February 27, 2008, the underwriters of the Company’s public offering exercised their over-allotment option to purchase an additional 500,175 shares of common stock of the Company. The closing of the exercise of the over-allotment option occurred on March 3, 2008. All of the shares were sold by certain stockholders of the Company. The Company did not receive any of the proceeds from the sale of common stock held by the selling stockholders in the over-allotment option exercise.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, information regarding our executive officers is set forth in Part I of this annual report under the caption Item 1. “Executive Officers of The Registrant”.

Code of Ethics

As part of our system of corporate governance, our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, and also contains provisions only applicable to our Chief Executive Officer and senior financial officers. Our Code of Business Conduct and Ethics is available on the Corporate Governance page of our web site at http://www.americanpubliceducation.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our chief executive officer or senior financial officers, by posting such information on our web site at the address above.

Additional Information

The additional information regarding directors, executive officers and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2007 with respect to our 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2007 with respect to our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information contained under the captions ”Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2007 with respect to our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from the information contained under the captions ”Certain Relationships and Related Persons Transactions” and “Board Independence” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2007 with respect to our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2007 with respect to our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this annual report on Form 10K:

1.	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts
Other schedules are omitted because they are not required

(b) Exhibits:

EXHIBIT INDEX

3.1		Fifth Amended Restated Certificate of Incorporation of the Company(1)
3.2		Second Amended and Restated Bylaws of the Company(1)
4.1		Form of certificate representing the Common Stock, $0.01 par value per share, of the Company
10	.1+	American Public Education, Inc. 2002 Stock Incentive Plan
10	.1A+	Form of Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
10	.1B+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
10	.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2A+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2B+	Form of Restricted Stock Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2C+	Form of Restricted Stock Agreement for grants to Directors pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10.3		Form of Indemnification Agreement
10	.4+	Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007
10	.5+	Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007
10	.6+	Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005
10	.7+	Employment Agreement between the Company and James H. Herhusky dated October 31, 2003
10	.8+	Annual Incentive Plan
10.9		Amended and Restated Registration Rights Agreement dated as of August 2, 2005, among the Company and the Investors named therein (the “Registration Rights Agreement”)
10	.9A	Amendment and Joinder Agreement to the Registration Rights Agreement dated as of October 31, 2005
10	.10+	American Public Education, Inc. Employee Stock Purchase Plan
21.1		List of Subsidiaries (filed herewith)
23.1		Consent of McGladrey & Pullen, LLP (filed herewith)
31.1		Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on November 14, 2007.

AMERICAN PUBLIC EDUCATION, INC.

Schedule II
Valuation and Qualifying Accounts

	Balance at
	Beginning of	Additions/		Balance at
	Period	(Reductions)	Write-Offs	End of Period
	(In thousands)

Year ended December 31, 2007:
Allowance for receivables	$263	$606	$(484)	$385
Year ended December 31, 2006:
Allowance for receivables	570	392	(699)	263
Year ended December 31, 2005:
Allowance for receivables	1,038	143	(611)	570

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,, in the city of Charles Town, State of West Virginia, on March 28, 2008.

American Public Education, Inc.

By: /s/ Wallace E. Boston, Jr.
Name:     Wallace E. Boston, Jr.

Title:	President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title

/s/ Wallace E. Boston, Jr. Wallace E. Boston, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Harry T. Wilkins Harry T. Wilkins	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Phillip A. Clough Phillip A. Clough	Chairman of the Board of Directors

/s/ Jean C. Halle Jean C. Halle	Director

/s/ David L. Warnock David L. Warnock	Director

/s/ Timothy W. Weglicki Timothy W. Weglicki	Director

/s/ J. Christopher Everett J. Christopher Everett	Director

/s/ F. David Fowler F. David Fowler	Director

EXHIBIT INDEX

3.1		Fifth Amended Restated Certificate of Incorporation of the Company(1)
3.2		Second Amended and Restated Bylaws of the Company(1)
4.1		Form of certificate representing the Common Stock, $0.01 par value per share, of the Company
10	.1+	American Public Education, Inc. 2002 Stock Incentive Plan
10	.1A+	Form of Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
10	.1B+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
10	.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2A+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2B+	Form of Restricted Stock Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2C+	Form of Restricted Stock Agreement for grants to Directors pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10.3		Form of Indemnification Agreement
10	.4+	Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007
10	.5+	Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007
10	.6+	Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005
10	.7+	Employment Agreement between the Company and James H. Herhusky dated October 31, 2003
10	.8+	Annual Incentive Plan
10.9		Amended and Restated Registration Rights Agreement dated as of August 2, 2005, among the Company and the Investors named therein (the “Registration Rights Agreement”)
10	.9A	Amendment and Joinder Agreement to the Registration Rights Agreement dated as of October 31, 2005
10	.10+	American Public Education, Inc. Employee Stock Purchase Plan
21.1		List of Subsidiaries (filed herewith)
23.1		Consent of McGladrey & Pullen, LLP (filed herewith)
31.1		Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on November 14, 2007.