Form 10-Q
period 2008-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2008-05-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
Yes ☐ No ☑

     The total number of shares of common stock outstanding as of  May 1, 2008 was 17,795,538.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                            Accelerated filer ☐
Non-accelerated filer ☑                                                      Smaller reporting company ☐

(Do not check if a smaller reporting company)

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Balance Sheets
(In thousands, except per share data)

	As of March 31,	As of December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,752	$26,951
Accounts receivable, net of allowance of $592 in 2008 and $385 in 2007	4,467	4,896
Income tax receivable	-	1,089
Prepaid expenses	1,735	1,596
Deferred income taxes	572	309

Total current assets	38,526	34,841
Property and equipment, net	14,659	13,364
Other assets	1,511	775
Total assets	$54,696	$48,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,878	$2,471
Accrued liabilities	3,656	4,323
Deferred revenue and student deposits	8,027	6,614
Income tax payable	910	-

Total current liabilities	14,471	13,408
Deferred income taxes	2,185	2,065
Total liabilities	16,656	15,473

Commitments and contingencies (Note 2)

Stockholders’ equity:
Common stock, $.01 par value;
Authorized shares - 100,000; 17,781 issued and
outstanding in 2008 and 17,688 in 2007	178	177
Additional paid-in capital	129,132	128,005
Accumulated deficit	(91,270)	(94,675)

Total stockholders’ equity:	38,040	33,507

Total liabilities and stockholders' equity	$54,696	$48,980

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Revenues	$23,241	$14,089
Costs and expenses:
Instructional costs and services	9,912	6,105
Selling and promotional	2,177	1,439
General and administrative	4,803	3,236
Depreciation and amortization	898	618

Total costs and expenses	17,790	11,398

Income from operations before
interest income and income taxes	5,451	2,691
Interest income, net	242	144

Income from operations
before income taxes	5,693	2,835
Income tax expense	2,288	1,301

Net income	$3,405	$1,534

Net Income per common share:
Basic	$0.19	$0.13

Diluted	$0.18	$0.13

Weighted average number of common
shares:
Basic	17,735,908	11,863,268

Diluted	18,767,995	11,914,613

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Operating activities
Net income	$3,405	$1,534
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	207	135
Depreciation and amortization	898	618
Stock-based compensation	377	502
Deferred income taxes	(143)	(152)
Changes in operating assets and liabilities:
Accounts receivable	222	459
Prepaid expenses and other assets	(139)	(145)
Income tax receivable	1,089	679
Accounts payable and accrued liabilities	(1,260)	(1,472)
Income tax payable	910	711
Deferred revenue and student deposits	1,413	1,665

Net cash provided by operating activities	6,979	4,534

Investing activities
Capital expenditures	(2,193)	(838)
Capitalized program development costs and other assets	(736)	-

Net cash used in investing activities	(2,929)	(838)

Financing activities
Payments on long-term debt	-	(8)
Cash received from issuance of common stock, net of issuance costs	322	480
Excess tax benefit from stock based compensation	429	-

Net cash provided by financing activities	751	472

Net increase in cash and cash equivalents	4,801	4,168
Cash and cash equivalents at beginning of period	26,951	11,678

Cash and cash equivalents at end of period	$31,752	$15,846

Supplemental disclosure of cash flow information
Interest paid	$-	$36

Income taxes paid	$3	$64

The accompanying notes are an integral part of these consolidated financial statements.

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

On January 25, 2008, APEI filed a Registration Statement on Form S-1 (Registration No. 333-148851) for a public offering, which was completed on February 19, 2008. In the offering 3,744,500 shares were sold, consisting of 25,000 shares sold by the Company and 3,719,500 shares sold by certain stockholders of the Company.  Total net proceeds to the Company were $839, after deducting underwriting discounts and commissions, and before estimated offering expenses.  Certain selling stockholders granted the underwriters a 30-day option to purchase up to an additional 500,175 shares at the public offering price to cover over-allotments.  On February 27, 2008, the underwriters exercised their over-allotment option in full.  The closing of the exercise of the over-allotment option occurred on March 3, 2008.  The Company did not receive any of the proceeds from the sale of common stock held by the selling stockholders in the offering or pursuant to the over-allotment option.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.   They do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements for the year ended December 31, 2007 included in its Annual Report, on Form 10-K, for the year ended December 31, 2007.

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

   Concentration

Approximately 66% and 67% of the Company’s revenues for the three months ended March 31, 2008 and 2007, respectively, were derived from students who receive tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. A reduction in this assistance could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.  Stock options and warrants are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were no anti-dilutive stock options or warrants excluded from the calculation for the three months ended March 31, 2007.  There were no warrants outstanding during the three months ended March 31, 2008 and there were no anti-dilutive stock options or restricted stock excluded from the calculation for the three months ended March 31, 2008.

4. Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company adopted FIN 48 effective January 1, 2007. The impact of adopting FIN 48 was not material as of the date of adoption.  Interest and penalties associated with uncertain income tax positions are classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

The Company is subject to U.S.Federal income taxes as well as income tax of multiple state jurisdictions.  For Federal tax purposes, tax years 2003-2007 remain open to examination. For state tax purposes, the statute of limitations remains open for tax years 2003-2007. Currently, no examinations are open in any jurisdiction.

The Company anticipates that its effective combined Federal and state statutory tax rate for 2008 will be approximately 41%.  The actual combined effective tax rate for the three months ended March 31, 2008 was 40.2%.  The difference of .8% between the expected tax rate for 2008 and the actual rate for the three months ended March 31, 2008 was due to the effects of a change in state income tax rates and the tax effect of stock based compensation during the period.

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

On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and its stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007. Upon adoption of the new equity plan, APEI ceased making awards under the 2002 Stock Plan. The new equity plan allows APEI to grant up to 1,100,000 shares plus any shares of common stock remaining available for issuance under the 2002 Stock Plan as of the effective date of the new equity plan and any shares of APEI common stock that are subject to outstanding awards under the 2002 Stock Plan that expire or are forfeited, canceled or settled for cash without delivery of shares of APEI common stock after the effective date of the new equity plan. As of December 31, 2007, there were 3,751 shares available for issuance from the 2002 Stock Plan which were added to the 1,100,000 shares available for issuance under the 2007 new equity plan. Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using the Company’s stock price on the date of grant.. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the best estimate of the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee and director terminations within the model, as well as the expected term of options granted, which represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Mar-08	Mar-07
Expected volatility	26.23%	27.75%
Expected dividends	0.00%	0.00%
Expected term, in years	4.5	6.5
Risk-free interest rate	2.59%	4.58-4.76%

Weighted average fair value of options
granted during the year	$8.26	$3.37

Options granted through March 31, 2008, vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

				Aggregate
		Weighted	Weighted-Average	Intrinsic
	Number	Average	Contractual	Value
	of Options	Exercise Price	Life (Yrs)	(In thousands)
Outstanding, December 31, 2007	1,537,835	$6.13
Options granted	945	$31.00
Awards exercised	(66,532)	$1.59

Outstanding, March 31, 2008	1,472,248	$6.35	7.44	$35,364

Exercisable, March 31, 2008	456,824	$3.09	7.34	$12,462

           The following table summarizes information regarding stock option exercises:

	Mar-08	Mar-07
	(In thousands)
Proceeds from stock options exercised	$106	$480
Intrinsic value of stock options exercised	$2,394	$453
Tax benefit from exercises	$432	$-

Stock based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors.  The table below sets for the restricted stock activity for the three months ended March 31, 2008:

		Weighted-Average
	Number	Grant Price
	of Shares	and Fair Value
Non vested, December 31, 2007	72,573	$20.00
Shares granted	240	$31.00
Non vested, March 31, 2008	72,813	$20.04

Stock based compensation cost charged against income during the three months ended March 31, 2008 and March 31, 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Instructional costs and services	$56	$54
General and administrative	304	475
Stock-based compensation expense in operating income	377	502
Tax benefit	(128)	(135)
Stock-based compensation expense, net of tax	$249	$367

                As of March 31, 2008, total compensation cost related to non-vested service-based stock options not yet recognized was $3.5 million, which is expected to be recognized over the next 48 months on a weighted-average basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of our Form 10-Q and in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”) and our various filings with the Securities and Exchange Commission.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In August 2007 we filed a Registration Statement on Form S-1 (Registration No. 333-145185) for our initial public offering, which we completed on November 14, 2007.  In the initial public offering, we sold 5,390,625 shares of our common stock at a price to the public of $20.00 per share, before underwriting discounts and commissions.  The sale of the shares included the exercise in full of the underwriters’ option to purchase up to an additional 703,125 shares at the initial public offering price to cover over-allotments. Net proceeds to us were approximately $100.3 million, after deducting underwriting discounts and commissions and before offering expenses.  In connection with the closing of the initial public offering, all of our Class A Common Stock was converted into shares of common stock.

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

On January 25, 2008 we filed a Registration Statement  on Form S-1 (Registration No. 333-148851) for a public offering, which was completed on February 19, 2008.  In the public offering,  3,744,500 shares were sold, consisting of 25,000 shares sold by the Company and 3,719,500 shares sold by certain stockholders of the Company, at a price to the public of $35.50 per share, before underwriting discounts and commissions.  Total net proceeds to the Company were $839,000 after deducting underwriting discounts and commissions, and before estimated offering expenses.  The Company did not receive any of the proceeds from the sale of common stock sold by the selling stockholders.  Certain selling stockholders granted the underwriters a 30-day option to purchase up to an additional 500,175 shares at the public offering price to cover over-allotments.  On February 27, 2008, the underwriters of the Company’s public offering exercised their over-allotment option in full.  The closing of the exercise of the over-allotment option occurred on March 3, 2008.  The Company did not receive any of the proceeds from the sale of common stock held by the selling stockholders in the over-allotment option exercise.

      Summary

In recent years, we have experienced substantial growth. Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty, increased at a compound annual growth rate (CAGR) of 39% from 2003 to 2007. Over that same time, total revenue increased at a CAGR of 40%, from $17.8 million in 2003 to $69.1 million in 2007.  We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving our recent acceleration in growth. Net course registrations increased 73% in 2007 over 2006.  Our revenue increased from $40.0 million to $69.1 million, or by 73%, over the same time period and operating margins increased to 21.3% from 7.2% over the same time period.  Net course registrations increased 59% for the three-month period ended March 31, 2008 over the three-month period ended March 31, 2007.  Our revenue increased from $14.1 million to $23.2 million, or by 65%, over the same time period and operating margins increased to 23.5% from 19.1% over the same time period.   While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations or revenue as our historical growth rates may not be sustainable. Similarly, you should not rely on the improvement in our operating margins in any prior periods as an indication of our future operating margins. Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. Following our implementation of Title IV for the year ended December 31, 2007, 10.6% of our net course registrations were from students using financial aid under Title IV programs. For the three-month period ended March 31, 2008, 12.1%, or approximately 4000, of our net course registrations were from students using financial aid under the Title IV programs compared to 7.3%, or approximately 1500, for the three-month period ended March 31, 2007.  Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, we cannot estimate the costs and expenses associated with administering Title IV programs and complying with the associated regulations.

     Critical Accounting Policies

                Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007.  There have been no significant changes in our critical accounting policies from those disclosed in the Form 10-K.

Results of Operations

             The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months
	Ended March 31
	2008	2007

Revenues	100.0%	100.0%
Costs and expenses:
Instructional costs and services	42.6	43.3
Selling and promotional	9.3	10.2
General and administrative	20.7	23.0
Depreciation and amortization	3.9	4.4

Total costs and expenses	76.5	80.9

Income from operations before
interest income and income taxes	23.5	19.1
Interest income, net	1.0	1.0

Income from operations
before income taxes	24.5	20.1
Income tax expense	9.8	9.2

Net Income	14.7%	10.9%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31 2007

     Revenues. Our revenues for the three months ended March 31, 2008 were $23.2 million, an increase of $9.1 millions, or 65.0%, compared to $14.1 million for the three months ended March 31, 2007. The increase was a primarily a result of an increase in the number of net course registrations.

     Costs and Expenses.  Costs and expenses were $17.8 million for the three months ended March 31, 2008; an increase of $6.4 million, or 56.1%, compared to $11.4 million for the three months ended March 31, 2007.  Costs and expenses as a percentage of revenues decreased to 76.5% for the three months ended March 31, 2008 from 80.9% for the three months ended March 31, 2007.   This decrease resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2008 were $9.9 million, representing an increase of 62.4% from $6.1 million for the three months ended March 31, 2007.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 42.6% for the three months ended March 31, 2008, compared to 43.3% for the three months ended March 31, 2007.   The slight decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

    Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2008 were $2.2 million, representing an increase of 51.3% from $1.4 million for the three months ended March 31, 2007.  This increase was primarily due to an increase in online advertising expenses.  Selling and promotional expenses as a percentage of revenues decreased to 9.3% for the three months ended March 31, 2008 from 10.2% for the three months ended March 31, 2007.   This decrease was primarily due to our ability to realize advertising efficiencies as a result of strong lead generations from personal referrals.

     General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2008 were $4.8 million representing an increase of 48.4% from $3.2 million for the three months ended March 31, 2007.  The increase in expense was a result of additional technology, and financial staff positions, and an increase in expenditures for recruiting, professional services, management and the administrative facilities required to support a larger student body as well as increased expenses associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 20.7% for the three months ended March 31, 2008 from 23.0% for the three months ended March 31, 20007.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than revenue.

     Depreciation and amortization. Depreciation and amortization expenses were $0.9 million for the three months ending March 31, 2008, compared with $0.6 million for the three months ended March 31, 2007.  This represents an increase of 45.3%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based compensation. Stock-based compensation included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended March 31, 2008 was $377,000 in the aggregate, representing an decrease of 24.9% from $502,000 for the three months ended March 31, 2007.  The decrease in stock-based compensation for the three months ended March 31, 2008 is primarily attributable to options granted for the three months ended March 31, 2007 with accelerated service periods.

     Interest income, net. Our interest income, net increased by $98,000 for the three months ended March 31, 2008 to $242,000 from $144,000 for the three months ended March 31, 2007, representing an increase of 68.1%.  This increase is attributable to increased cash on hand.

     Income tax expense. We recognized income tax expense for the three months ended March 31, 2008 and 2007 of $2.3 million and $1.3 million, respectively, or effective tax rates of 40.2% and 45.9%, respectively.  The decrease in the effective tax rate was directly attributable to a reduction in incentive stock option expense and the effects of a change in state income tax rates.

     Net income. Our net income was $3.4 million for the three months ended March 31, 2008, compared to net income of $1.5 million for the three months ended March 31, 2007, an increase of $1.9 million.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

   Liquidity

The Company financed operating activities and capital expenditures during the three months ended March 31, 2008 and 2007 primarily through cash provided by operating activities and proceeds received from the exercise of stock options.  The net offering proceeds, after offering expenses, from the public offering that closed on February 19, 2008 were approximately $167,000, which we intend to use for working capital and other general corporate purposes.  Cash and cash equivalents were $31.8 million and $27.0 million at March 31, 2008 and December 31, 2007, respectively.

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

    Operating Activities

                Net cash provided by operating activities was $7.0 million and $4.5 million for the three months ended March 31, 2008 and 2007, respectively.   As revenue and profits have grown, cash has increased.  Cash and cash equivalents were $31.8 million and $27.0 million at March 31, 2008 and December 31, 2007, respectively.

  Investing Activities

            Net cash used in investing activities was $2.9 million and $.8 million for the three months ended March 31, 2008 and 2007, respectively.  The $2.1 million increase related to leasehold improvements on property leased and acquired in 2007, increased software development and IT infrastructure costs and a perpetual software license.

    Financing Activities

                Net cash provided by financing activities for the three months ended March 31, 2008 was $0.8 million from cash received from the issuance of common stock including the net proceeds to us from the public offering, and the excess tax benefit from stock based compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

               We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments.  We invest excess cash in bank overnight deposits.  We have no derivative financial instruments or derivative commodity instruments as of March 31, 2008.

     Future investment income may fall short of expectations due to changes in interest rates.   At March 31, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

Item 1A. Risk Factors

                An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Prospectus that forms a part of our annual report on Form10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults Upon Senior Securities

                None.

Item 4. Submission of Matters to a Vote of Security Holders

           None.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Wallace E. Boston	May 8, 2008
Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	May 8, 2008
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)