Form 10-Q
period 2008-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2008-08-12
CIK 1201792

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       or

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            111 West Congress Street
                        Charles Town, West Virginia 25414
          (Address, including zip code, of principal executive offices)
                                 (304) 724-3700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


           Large accelerated filer |_|        Accelerated filer |_|
           Non-accelerated filer |X|          Smaller reporting company |_|

(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

     The total number of shares of common stock outstanding as of August 1, 2008 was 17,822,182.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN PUBLIC EDUCATION, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                            Page
                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------

Item 1.     Financial Statements                                                                               3
---------------------------------
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations              10
--------------------------------------------------------------------------------------------------
Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                         16
-----------------------------------------------------------------------
Item 4.     Controls and Procedures                                                                            16
------------------------------------



                                    PART II - OTHER INFORMATION                                                17
                                    ----------------------------

Item 1.     Legal Proceedings                                                                                  17
------------------------------
Item 1A.  Risk Factors                                                                                         17
-----------------------
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                        17
------------------------------------------------------------------------
Item 3.     Defaults Upon Senior Securities                                                                    17
--------------------------------------------
Item 4.     Submission of Matters to a Vote of Security Holders                                                17
----------------------------------------------------------------
Item 5.     Other Information                                                                                  17
------------------------------
Item 6.     Exhibits                                                                                           17
---------------------
                                                                                                               19
SIGNATURES
-----------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                         AMERICAN PUBLIC EDUCATION, INC.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                  As of June    As of December
                                      30,             31,
                                     2008            2007
                                 -------------  --------------
                                  (Unaudited)
             ASSETS
Current assets:
Cash and cash equivalents           $   34,884     $    26,951
Accounts receivable, net of
 allowance of $501 in 2008 and
 $385 in 2007                            4,365           4,896
Income tax receivable                    2,437           1,089
Prepaid expenses                         1,565           1,596
Deferred income taxes                      683             309
                                 -------------  --------------

Total current assets                    43,934          34,841
Property and equipment, net             16,065          13,364
Other assets                             1,248             775
                                 -------------  --------------
Total assets                        $   61,247     $    48,980
                                 =============  ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                    $    1,600     $     2,471
Accrued liabilities                      5,733           4,323
Deferred revenue and student
 deposits                                7,979           6,614
                                 -------------  --------------

Total current liabilities               15,312          13,408
Deferred income taxes                    3,168           2,065
                                 -------------  --------------
Total liabilities                       18,480          15,473
                                 -------------  --------------

Commitments and contingencies (Note
 2)

Stockholders' equity:
Preferred stock, $.01 par value;
     Authorized shares - 10,000
Common stock, $.01 par value;
     Authorized shares - 100,000; 17,820 issued
      and
      outstanding in 2008 and 17,688
       in 2007                             178             177
     Additional paid-in capital        129,934         128,005
     Accumulated deficit              (87,345)        (94,675)
                                 -------------  --------------

Total stockholders' equity:             42,767          33,507
                                 -------------  --------------

Total liabilities and
 stockholders' equity               $   61,247     $    48,980
                                 =============  ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)

                        Three Months Ended              Six Months Ended
                  ------------------------------ ------------------------------
                             June 30,                       June 30,
                  ------------------------------ ------------------------------
                       2008            2007           2008            2007
                  --------------  -------------- --------------  --------------
                           (Unaudited)                    (Unaudited)

Revenues             $    24,999     $    16,173    $    48,240     $    30,262
                  --------------  -------------- --------------  --------------
Costs and
 expenses:
   Instructional
    costs and
    services              10,521           6,886         20,433          12,991
   Selling and
    promotional            2,613           1,449          4,790           2,888
   General and
    administrative         5,072           3,837          9,875           7,073
   Depreciation
    and
    amortization           1,031             705          1,929           1,323
                  --------------  -------------- --------------  --------------

Total costs and
 expenses                 19,237          12,877         37,027          24,275
                  --------------  -------------- --------------  --------------

Income from
 operations before
 interest income
 and income taxes          5,762           3,296         11,213           5,987
  Interest income,
   net                       196             194            438             338
                  --------------  -------------- --------------  --------------

Income before
 income taxes              5,958           3,490         11,651           6,325
  Income tax
   expense                 2,033           1,454          4,321           2,755
                  --------------  -------------- --------------  --------------

Net income           $     3,925     $     2,036    $     7,330     $     3,570
                  ==============  ============== ==============  ==============


Net Income per
 common share:
    Basic            $      0.22     $      0.17    $      0.41     $      0.30
                  ==============  ============== ==============  ==============

    Diluted          $      0.21     $      0.17    $      0.39     $      0.30
                  ==============  ============== ==============  ==============

Weighted average
 number of common
 shares:
    Basic             17,806,884      11,998,159     17,771,396      11,931,086
                  ==============  ============== ==============  ==============

    Diluted           18,791,644      12,052,532     18,779,761      11,982,100
                  ==============  ============== ==============  ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                              Six Months Ended June 30,
                                                           ----------------------------------
                                                                2008               2007
                                                           ---------------    ---------------
                                                             (Unaudited)

Operating activities
Net income                                                    $      7,330       $      3,570
Adjustments to reconcile net income to net cash provided
 by operating activities
  Provision for bad debt                                               116                302
  Depreciation and amortization                                      1,929              1,323
  Stock-based compensation                                             846                618
  Deferred income taxes                                                729                101
Changes in operating assets and liabilities:
  Accounts receivable                                                  415              1,198
  Prepaid expenses                                                      31              (175)
  Income tax receivable                                            (1,348)                679
  Accounts payable and accrued liabilities                             539                148
  Income tax payable                                                     -                574
  Deferred revenue and student deposits                              1,365              1,569
                                                           ---------------    ---------------

Net cash provided by operating activities                           11,952              9,907
                                                           ---------------    ---------------

Investing activities
Capital expenditures                                               (4,630)            (1,770)
Capitalized program development costs and other assets               (473)              (304)
                                                           ---------------    ---------------

Net cash used in investing activities                              (5,103)            (2,074)
                                                           ---------------    ---------------

Financing activities
Payments on long-term debt                                               -            (1,973)
Cash paid for repurchase of common stock                                 -               (55)
Cash received from issuance of common stock, net of
 issuance costs                                                        452                660
Excess tax benefit from stock based compensation                       632                 11
                                                           ---------------    ---------------

Net cash provided by (used in) financing activities                  1,084            (1,357)
                                                           ---------------    ---------------

Net increase in cash and cash equivalents                            7,933              6,476
Cash and cash equivalents at beginning of period                    26,951             11,678
                                                           ---------------    ---------------

Cash and cash equivalents at end of period                    $     34,884       $     18,154
                                                           ===============    ===============


Supplemental disclosure of cash flow information
Interest paid                                                 $          -       $         56
                                                           ===============    ===============

Income taxes paid                                             $      4,639       $      1,389
                                                           ===============    ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                   Notes to Consolidated Financial Statements


1. Nature of the Business

         American Public Education, Inc. ("APEI") together with its subsidiaries (the "Company") is a provider of exclusively online postsecondary education directed at the needs of the military and public service communities that operates in one reportable segment. APEI has three subsidiaries, including the American Public University System, Inc. (the "University System"), a West Virginia corporation, which operates through two universities, American Military University and American Public University.

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

         On January 25, 2008, APEI filed a Registration Statement on Form S-1 (Registration No. 333-148851) for a public offering, which was completed on February 19, 2008. In the offering 3,744,500 shares were sold, consisting of 25,000 shares sold by the Company and 3,719,500 shares sold by certain stockholders of the Company. Total net proceeds to the Company were $167,000, after deducting underwriting discounts and commissions, and offering expenses

2. Basis of Presentation

         The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany transactions have been eliminated in consolidation. The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and footnotes in its audited financial statements for the year ended December 31, 2007 included in its Annual Report, on Form 10-K, for the year ended December 31, 2007.

   Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. In addition, In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 ("SFAS 159"). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. For the Company, SFAS 157 and 159 were effective beginning in fiscal year 2008. SFAS 157 and 159 have not had a material impact on the company's financial statements.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), Business Combinations ("SFAS 141R"). The Statement establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In addition, in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent's ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 141 and 160 are effective for us on January 1, 2009. The adoption of SFAS 141R and 160 is not expected to have a material impact on the company's financial statements.

    Commitments and Contingencies

         The Company accrues for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters when such costs are probable and can be reasonably estimated. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. The Company bases these accruals on management's estimate of such costs, which may vary from the ultimate cost and expenses, associated with any such contingency.

         From time to time the Company may be involved in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company's business, operations, financial condition or cash flows. As of June 30, 2008, management believes there were no material commitments or contingencies requiring disclosure.

   Concentration

         Approximately 65% and 66% of the Company's revenues for the three and six months ended June 30, 2008 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 66% and 67% of the Company's revenues for the three and six months ended June 30, 2007. A reduction in this assistance could have a significant impact on the Company's operations.

3. Net Income Per Common Share

         Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock. Stock options, restricted stock, and warrants are not included in the computation of diluted earnings per share when their effect is anti-dilutive. Options and warrants to purchase 9,700 common shares were outstanding but not included in the computation of diluted net income per common share for the six months ended June 30, 2007. There were no anti-dilutive stock options or warrants excluded from the calculation for the three months ended June 30, 2007. There were no warrants outstanding during the three and six months ended June 30, 2008 and there were no anti-dilutive stock options or restricted stock excluded from the calculation for the three and six months ended June 30, 2008.

         The total number of shares of all classes of stock that the Company has authority to issue is 110,000,000, of which 100,000,000 of such shares are common stock having a par value of $.01 per share and 10,000,000 of such shares are Preferred Stock, having a par value of $.01 per share.

4. Income Taxes

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48). This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN 48 effective January 1, 2007. The impact of adopting FIN 48 was not material as of the date of adoption. Interest and penalties associated with uncertain income tax positions are classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

         The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal tax purposes, tax years 2003-2007 remain open to examination. For state tax purposes, the statute of limitations remains open for tax years 2003-2007. Currently, no examinations are open in any jurisdiction.


         The Company anticipates that its effective combined Federal and state statutory tax rate will be approximately 41%. The actual combined effective tax rate for the three and six months ended June 30, 2008 was 34.1% and 37.1%, respectively. The 6.9% and 3.9% difference between the expected tax rate for the three and six months ended June 30, 2008 and the actual rate was attributable to the fact that the taxes due on the 2007 federal and state tax returns when filed were approximately $400,000 less than the 2007 tax liability estimated at December 31, 2007. This adjustment was booked when the final tax returns were prepared in the three months ended June 30, 2008 and resulted primarily from the effects of changes in the state income taxes.

         The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

 5. Stock Based Compensation

         On January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R - Share Based Payment, a revision of FASB Statement No. 123 - Accounting for Stock Based Compensation, or SFAS 123R. This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards. The Company elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, the Company has not restated financial results for prior periods. We calculate the expected term of stock option awards using the "simplified method" as defined in Staff Accounting Bulletin No. 107 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to the expected stock price's volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under SFAS 123R.

         In February 2002, the Company adopted the 2002 Stock Incentive Plan ("the 2002 Stock Plan"). The 2002 Stock Plan initially allowed the Company to grant up to 990,000 shares of stock options and restricted stock at fair value to employees, officers, directors, and service providers of the Company and its affiliates, at the discretion of the Board of Directors. Options granted to date and currently outstanding vest ratably over periods of three to five years and expire in 10 years from the date of grant. The options are granted to employees at a purchase price that approximates the fair value of the Company's stock. In August 2002, the 2002 Stock Plan was amended to increase the shares of common stock reserved for grant under the plan to 1,815,000. In August 2005, the 2002 Stock Plan was amended to increase the shares of common stock reserved for grant under the plan to 2,200,000.

         On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the "new equity plan"), and APEI's stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007. Upon adoption of the new equity plan, APEI ceased making awards under the 2002 Stock Plan. The new equity plan allows APEI to grant up to 1,100,000 shares plus any shares of common stock remaining available for issuance under the 2002 Stock Plan as of the effective date of the new equity plan and any shares of APEI common stock that are subject to outstanding awards under the new equity plan or the 2002 Stock Plan that expire or are forfeited, canceled or settled for cash without delivery of shares of APEI common stock after the effective date of the new equity plan. As of December 31, 2007, there were 3,751 shares available for issuance from the 2002 Stock Plan which were added to the 1,100,000 shares available for issuance under the 2007 new equity plan. Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

         Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI's stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the best estimate of the historical volatility of APEI's stock. The Company uses historical data to estimate option exercise and employee and director terminations within the model, as well as the expected term of options granted, which represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                       Jun-08              Jun-07
                                  ----------------       -----------
Expected volatility                26.23% - 28.00%            27.75%
Expected dividends                           0.00%             0.00%
Expected term, in years                  4.0 - 4.5               6.5
Risk-free interest rate              2.59% - 3.41%        4.58-4.76%

Weighted average fair value of
 options granted during the year  $           8.26       $      3.89


         Options granted through June 30, 2008, vest ratably over periods of three to five years and expire in seven to ten years from the date of grant. Option activity is summarized as follows (unaudited):



                                                         Aggregate
                                Weighted    Weighted-    Intrinsic
                                             Average
                       Number    Average   Contractual     Value
                        of      Exercise   Life (Yrs)      (In
                       Options    Price                  thousands)
-------------------------------------------------------------------
Outstanding,
 December 31, 2007   1,537,835      $6.13
Options granted            945     $31.00
Awards exercised      (98,688)      $1.90
Options forfeited     (10,993)      $4.20

                     ----------------------------------------------
Outstanding, June
 30, 2008            1,429,099      $6.45         7.22      $46,571
                     ==============================================

Exercisable, June
 30, 2008              573,090      $3.08         7.18      $20,606
                     ==============================================

         The following table summarizes information regarding stock option exercises:

                                      Jun-08           Jun-07
                                    ----------   ------------------
                                            (In thousands)
Proceeds from stock options
 exercised                         $       188  $               660
Intrinsic value of stock options
 exercised                         $     3,421  $               842
Tax benefit from exercises         $       696  $                18

         Stock based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors. The table below sets for the restricted stock activity for the six months ended June 30, 2008:

                                                Weighted-
                                                 Average
                                    Number       Grant
                                                  Price
                                   of Shares    and Fair
                                                  Value
                                  ----------   ----------
Non vested, December 31, 2007         72,573       $20.00
Shares granted                         5,838        39.01
Vested shares                        (6,888)        20.00
Shares forfeited                       (480)        20.00
                                  ----------   ----------
Non vested, June 30,
 2008                                 71,043       $21.56
                                  ==========   ==========



         Stock based compensation cost charged against income during the three and six months ended June 30, 2008 and three and six months ended June 30, 2007 is as follows:


                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                        ----------------------------  -----------------------------
                                            2008           2007            2008           2007
                                        -------------  -------------  --------------  -------------
                                                (Unaudited)                    (Unaudited)
                                               (In thousands)                (In thousands)
Instructional costs and services           $       56     $       44     $       112     $       98
Marketing and promotional                          18              8              35           (19)
General and administrative                        395             64             699            539
                                        -------------  -------------  --------------  -------------
Stock-based compensation expense in
 operating income                                 469            116             846            618
Tax benefit                                     (162)             10           (290)          (125)
                                        -------------  -------------  --------------  -------------
Stock-based compensation expense, net
 of tax                                    $      307     $      126     $       556     $      493
                                        =============  =============  ==============  =============


         As of June 30, 2008, total compensation cost related to non-vested service-based stock options not yet recognized was $3.2 million, which is expected to be recognized over the next 45 months on a weighted-average basis.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

         Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission ("SEC"). We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "will," or "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this section of our Form 10-Q and in the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Annual Report") and our various filings with the Securities and Exchange Commission. You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

         On November 14, 2007, the company successfully completed its initial public offering. As a public company, we will incur significant additional costs and expenses such as increased legal and audit fees, professional fees, directors' and officers' insurance costs and expenses related to compliance with Sarbanes-Oxley Act regulations and other annual costs of doing business as a public company including hiring additional personnel and expanding our administrative functions. We expect these additional expenses to range from $1.5 million to $2.0 million per year and anticipate funding costs relating to being a public company with cash provided by operating activities and cash on hand.

         On January 25, 2008 we filed a Registration Statement on Form S-1 (Registration No. 333-148851) for a public offering, which was completed on February 19, 2008. In the public offering, 3,744,500 shares were sold, consisting of 25,000 shares sold by the Company and 3,719,500 shares sold by certain stockholders of the Company, at a price to the public of $35.50 per share, before underwriting discounts and commissions. Total net proceeds to the Company were $167,000 after deducting underwriting discounts and commissions, and offering expenses. The Company did not receive any of the proceeds from the sale of common stock sold by the selling stockholders. Certain selling stockholders granted the underwriters a 30-day option to purchase up to an additional 500,175 shares at the public offering price to cover over-allotments. On February 27, 2008, the underwriters of the Company's public offering exercised their over-allotment option in full. The closing of the exercise of the over-allotment option occurred on March 3, 2008. The Company did not receive any of the proceeds from the sale of common stock held by the selling stockholders in the over-allotment option exercise.

    Summary

         In recent years, we have experienced substantial growth. Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty, increased at a compound annual growth rate
(CAGR) of 39% from 2003 to 2007. Over that same time, total revenue increased at a CAGR of 40%, from $17.8 million in 2003 to $69.1 million in 2007. We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving our recent acceleration in growth. Net course registrations increased 73% in 2007 over 2006. Our revenue increased from $40.0 million to $69.1 million, or by 73%, over the same time period and operating margins increased to 21.3% from 7.2% over the same time period. Net course registrations increased 59% for the three and six-month period ended June 30, 2008 over the three and six-month period ended June 30, 2007. Our revenue increased from $16.2 million to $25 million, or by 55% , and $30.3 million to $48.2 million, or by 59% for the three and six-month period ended June 30, 2008 over the three and six-month period ended June 30, 2007. Operating margins increased to 23.0% from 20.4% and 23.2% from 19.8% over the same time period.

         While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations or revenue as our historical growth rates may not be sustainable. Similarly, you should not rely on the improvement in our operating margins in any prior periods as an indication of our future operating margins. Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. Following our implementation of Title IV for the year ended December 31, 2007, 10.6% of our net course registrations were from students using financial aid under Title IV programs. For the three and six months ended June 30, 2008, 12.6% and 12.3%, or approximately 4,175 and 8,175, of our net course registrations were from students using financial aid under the Title IV programs compared to 10.6% and 9.0%, or approximately 2,225 and 3,725 for the three and six months ended June 30, 2007. This represents an increase of 88% and 119.0%, respectively. Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, we cannot estimate the costs and expenses associated with administering Title IV programs and complying with the associated regulations.

         During the second quarter of 2008, we received full certification from the Department of Education to participate in Title IV programs based on our annual recertification. We had been provisionally certified because we were in our initial period of certification. The Department of Education had advised us that as a provisionally certified institution that was in its initial period of certification, we could not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the Department of Education approved such programs. As a fully certified institution that is no longer in its initial period of certification, we are no longer subject to such restrictions on new programs. Like all fully certified institutions, under certain circumstances we must obtain Department of Education approval to add certain new programs.

         Notwithstanding that the Department of Education has fully certified us through March 31, 2012, in certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may determine to provisionally certify us. During a period of provisional certification, an institution must comply with any additional conditions included in its program participation agreement. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for approval to add an educational program, acquires another school or makes any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution's certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution undergoes a change in ownership resulting in a change in control. Department of Education regulations provide that a change of control of a publicly traded corporation includes a situation where a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation ceases to own at least 25% of such stock or ceases to be the largest stockholder. As of the date of this quarterly report, ABS Capital Partners beneficially owns approximately 26% of our outstanding common stock. We expect that a change of control will occur in the near future as a result of either future transactions in which we are involved or as a result of actions by ABS Capital Partners.

      The foregoing discussion of certification for participation under Title IV programs is only a brief summary. Additional information on certification by the Department of Education and the impact of provisional certification is contained in Item 1 of our Annual Report on Form 10-K under the heading Regulation of our Business.

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

     Results of Operations

     The  following  table  sets  forth  statements  of  operations  data  as  a
percentage   of   revenues   for  each  of  the  periods   indicated:


                                         Three Months                     Six Months
                                        Ended June 30,                  Ended June 30,
                                 -----------------------------   ----------------------------
                                     2008             2007           2008            2007
                                 ------------     ------------   ------------     -----------

Revenues                                100.0%           100.0%         100.0%          100.0%
                                 ------------     ------------   ------------     -----------
Costs and expenses:
   Instructional costs and
    services                             42.1             42.6           42.4            42.9
   Selling and promotional               10.5              9.0            9.9             9.5
   General and administrative            20.3             23.7           20.5            23.4
   Depreciation and
    amortization                          4.1              4.3            4.0             4.4
                                 ------------     ------------   ------------     -----------

   Total costs and expenses              77.0             79.6           76.8            80.2
                                 ------------     ------------   ------------     -----------

Income from operations before
  interest income and income
   taxes                                 23.0             20.4           23.2            19.8
  Interest income, net                    0.8              1.2            1.0             1.1
                                 ------------         --------   ------------         -------

Income from operations
  before income taxes                    23.8             21.6           24.2            20.9
  Income tax expense                      8.1              9.0            9.0             9.1
                                 ------------     ------------   ------------     -----------

Net Income                               15.7%            12.6%          15.2%           11.8%
                                 ============     ============   ============     ===========


Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

     Revenues. Our revenues for the three months ended June 30, 2008 were $25.0 million, an increase of $8.8 million, or 55%, compared to $16.2 million for the three months ended June 30, 2007. The increase was primarily a result of an increase in the number of net course registrations.

     Costs and Expenses. Costs and expenses were $19.2 million for the three months ended June 30, 2008; an increase of $6.3 million, or 49%, compared to $12.9 million for the three months ended June 30, 2007. Costs and expenses as a percentage of revenues decreased to 77% for the three months ended June 30, 2008 from 79.6% for the three months ended June 30, 2007. This decrease resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2008 were $10.5 million, representing an increase of 53% from $6.9 million for the three months ended June 30, 2007. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.

Instructional costs and services expenses as a percentage of revenues were 42.1% for the three months ended June 30, 2008, compared to 42.6% for the three months ended June 30, 2007. The slight decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than enrollment.

    Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2008 were $2.6 million, representing an increase of 80% from $1.4 million for the three months ended June 30, 2007. This increase was primarily due to an increase in print and online advertising expenses. Selling and promotional expenses as a percentage of revenues increased to 10.5% for the three months ended June 30, 2008 from 9.0% for the three months ended June 30, 2007. This increase reflects additional marketing to expand awareness of the APU brand to the civilian market, including several advertising initiatives to promote our new Masters of Education degrees.

     General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2008 were $5.1 million representing an increase of 32% from $3.8 million for the three months ended June 30, 2007. The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, professional services, management and the administrative facilities required to support a larger student body, as well as increased expenses associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 20.3% for the three months ended June 30, 2008 from 23.7% for the three months ended June 30, 2007. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $1.0 million for the three months ended June 30, 2008, compared with $0.7 million for the three months ended June 30, 2007. This represents an increase of 46%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended June 30, 2008 were $469,000 in the aggregate, representing an increase of 304% from $116,000 for the three months ended June 30, 2007. The increase in stock-based compensation for the three months ended June 30, 2008 is primarily attributable to expense for options granted subsequent to June 30, 2007.

     Interest income, net. Our interest income, net increased by $2,000 for the three months ended June 30, 2008 to $196,000 from $194,000 for the three months ended June 30, 2007, representing an increase of 1%. This increase is attributable to increased cash on hand which was offset by lower investment returns due to a decline in interest rates.

   Income tax expense. We recognized income tax expense for the three months ended June 30, 2008 and 2007 of $2.0 million and $1.5 million, respectively, or effective tax rates of 34.1% and 41.7%, respectively. The decrease was attributable to the fact that the tax due on the 2007 federal and state tax returns when filed was approximately $400,000 less than the 2007 tax liability estimated at December 31, 2007. This adjustment was booked when the tax returns were finalized in the three months ended June 30, 2008 and resulted primarily from the effects of changes in the state income taxes.

     Net income. Our net income was $3.9 million for the three months ended June 30, 2008, compared to net income of $2.0 million for the three months ended June 30, 2007, an increase of $1.9 million, or 93%. This increase was related to the factors discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

     Revenues. Our revenues for the six months ended June 30, 2008 were $48.2 million, an increase of $17.9 million, or 59.4%, compared to $30.3 million for the six months ended June 30, 2007. The increase was primarily a result of an increase in the number of net course registrations.

     Costs and Expenses. Costs and expenses were $37.0 million for the six months ended June 30, 2008; an increase of $12.7 million, or 53%, compared to $24.3 million for the six months ended June 30, 2007. Costs and expenses as a percentage of revenues decreased to 76.8% for the six months ended June 30, 2008 from 80.2% for the six months ended June 30, 2007. This decrease resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2008 were $20.4 million, representing an increase of 57% from $13.0 million for the six months ended June 30, 2007. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expenses as a percentage of revenues were 42.4% for the six months ended June 30, 2008, compared to 42.9% for the six months ended June 30, 2007. The slight decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

    Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2008 were $4.8 million, representing an increase of 66% from $2.9 million for the six months ended June 30, 2007. This increase was primarily due to an increase in online advertising expenses. Selling and promotional expenses as a percentage of revenues increased to 9.9% for the six months ended June 30, 2008 from 9.5% for the six months ended June 30, 2007. This increase reflects additional marketing to expand awareness of the APU brand to the civilian market, including several advertising initiatives to promote our new M.Ed. degrees.

     General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2008 were $9.9 million representing an increase of 40% from $7.1 million for the six months ended June 30, 2007. The increase in expense was a result of additional technology, and financial staff positions, and an increase in expenditures for stock-based compensation, recruiting, professional services, management and the administrative facilities required to support a larger student body as well as increased expenses associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 20.5% for the six months ended June 30, 2008 from 23.4% for the six months ended June 30, 2007. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than revenue.

     Depreciation and amortization. Depreciation and amortization expenses were $1.9 million for the six months ended June 30, 2008, compared with $1.3 million for the six months ended June 30, 2007. This represents an increase of 46%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the six months ended June 30, 2008 was $0.8 million in the aggregate, representing an increase of 37% from $0.6 million for the six months ended June 30, 2007. The increase in stock-based compensation for the six months ended June 30, 2008 is primarily attributable to expense for options granted subsequent to June 30, 2007.

     Interest income, net. Our interest income, net increased by $100,000 for the six months ended June 30, 2008 to $438,000 from $338,000 for the six months ended June 30, 2007, representing an increase of 30%. This increase is attributable to increased cash on hand which was offset by lower investment returns due to a decline in interest rates.

    Income tax expense. We recognized income tax expense for the six months ended June 30, 2008 and 2007 of $4.3 million and $2.8 million, respectively, or effective tax rates of 37.1% and 43.6%, respectively. The decrease was attributable to the fact that the tax due on the 2007 federal and state tax returns when filed was approximately $400,000 less than the 2007 tax liability estimated at December 31, 2007. This adjustment was booked when the tax returns were finalized in the three months ended June 30, 2008 and resulted primarily from the effects of changes in the state income taxes.

     Net income. Our net income was $7.3 million for the six months ended June 30, 2008, compared to net income of $3.6 million for the six months ended June 30, 2007, an increase of $3.7 million, or 105%. This increase was related to the factors discussed above.

Liquidity and Capital Resources

   Liquidity

         The Company financed operating activities and capital expenditures during the six months ended June 30, 2008 and 2007 primarily through cash provided by operating activities and proceeds received from the exercise of stock options. The net offering proceeds, after offering expenses, from the public offering that closed on February 19, 2008 were approximately $167,000, which we used for working capital and other general corporate purposes. Cash and cash equivalents were $34.9 million and $27.0 million at June 30, 2008 and December 31, 2007, respectively.

         We derive a significant portion of our revenues from tuition assistance programs from the Department of Defense, or DoD. Generally, these funds are received within 60 days of the start of the classes to which they relate. A growing source of revenue is derived from our participation in Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable class.

         These factors, together with the number of classes starting each month, affect our operational cash flow. Our costs and expenses have increased now that we are a public company, and we expect to fund these expenses through cash from operations.

         We have available to us a line of credit with a maximum borrowing amount of up to $5.0 million. The line bears interest at LIBOR plus 200 basis points. The line is secured by substantially all of our assets. We have never borrowed under this line of credit facility. The terms of our credit facilities are reviewed on a regular basis.

         Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

    Operating Activities

         Net cash provided by operating activities was $11.0 million and $9.9 million for the six months ended June 30, 2008 and 2007, respectively. As revenue and profits have grown, cash has increased. Cash and cash equivalents were $34.9 million and $27.0 million at June 30, 2008 and December 31, 2007, respectively.

    Investing Activities

          Net cash used in investing activities was $4.2 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. The $2.1 million increase related to improvements on property leased and acquired in 2007, increased software development and IT infrastructure costs and a perpetual software license.

    Financing Activities

         Net cash provided by financing activities for the six months ended June 30, 2008 was $1.1 million from cash received from the issuance of common stock including the net proceeds to us from the public offering, and the excess tax benefit from stock based compensation. Net cash used by financing activities for the six months ended June 30, 2007 was $1.4 million which was primarily a result of the repayment of two mortgages notes that were obtained in 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest excess cash in bank overnight deposits. We have no derivative financial instruments or derivative commodity instruments as of June 30, 2008.

         Future investment income may fall short of expectations due to changes in interest rates. At June 30, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

         Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We currently have no material legal proceedings pending.

Item 1A. Risk Factors

         An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None.

 Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders
         APEI's Annual Meeting of Stockholders was held on May 16, 2008. Following are descriptions of the matters voted on and the results of such voting:

Proposal 1:  Election of Directors:

         The following members were elected to APEI's Board of Directors to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal:

                                                             Votes Withheld
                                 Votes For
                              ==========================   =============================

Wallace E. Boston, Jr.              15,438,068     86.5%              114,440       0.6%
Phillip A. Clough                   15,158,573     85.0%              393,935       2.2%
J. Christopher Everett              15,514,633     87.0%               37,875       0.2%
F. David Fowler                     15,494,209     86.9%               58,299       0.3%
Jean C. Halle                       15,513,662     87.0%               38,846       0.2%
David L. Warnock                    13,181,120     73.9%            2,471,388      13.9%
Timothy T. Weglicki                 15,197,898     85.2%              354,610       2.0%


Proposal 2: Ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008 :

         The proposal was approved by the following vote:

   Votes For           Votes Against           Abstentions             [Broker Non-Votes]
-------------------------------------------------------------------------------------------
   15,548,351   87.2%          3,200    0.0%            956    0.0%              0     0.0%
-------------------------------------------------------------------------------------------


Item 5. Other Information

         None.

Item 6. Exhibits

  Exhibit No.                          Exhibit Description
  -----------                          -------------------
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



                                                 AMERICAN PUBLIC EDUCATION, INC.

                   __________/s/ Wallace E. Boston__________     August 12, 2008
                             ---------------------
                                 Wallace E. Boston

                                 President and Chief Executive Officer

                                 (Principal Executive Officer)





                   __________/s/ Harry T.  Wilkins__________     August 12, 2008
                             ---------------------

                                 Harry T. Wilkins

                            Executive Vice President and Chief Financial Officer

                          (Principal Financial and Principal Accounting Officer)