Form 10-Q
period 2008-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2008-11-12
CIK 1201792

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

                  For the quarterly period ended September 30, 2008

                                       or

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

     The total number of shares of common stock outstanding as of November 1, 2008 was 17,951,839.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         AMERICAN PUBLIC EDUCATION, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                            Page
                                   PART I - FINANCIAL INFORMATION                                           ----
                                   ------------------------------

Item 1.     Financial Statements                                                                               3
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations              10
Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                         16
Item 4.     Controls and Procedures                                                                            16



                                    PART II - OTHER INFORMATION
                                    ----------------------------

Item 1.     Legal Proceedings                                                                                  17
Item 1A.    Risk Factors                                                                                       17
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                        24
Item 3.     Defaults Upon Senior Securities                                                                    24
Item 4.     Submission of Matters to a Vote of Security Holders                                                24
Item 5.     Other Information                                                                                  24
Item 6.     Exhibits                                                                                           24

SIGNATURES                                                                                                     25

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                         AMERICAN PUBLIC EDUCATION, INC.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                        As of September 30,  As of December 31,
                                               2008                 2007
                                        -------------------- -------------------
                                            (Unaudited)
                            ASSETS
Current assets:
Cash and cash equivalents                  $         41,350     $        26,951
Accounts receivable, net of allowance
 of $625 in 2008 and $385 in 2007                     6,888               4,896
Income tax receivable                                 2,056               1,089
Prepaid expenses                                      1,690               1,596
Deferred income taxes                                   931                 309
                                        -------------------- -------------------

Total current assets                                 52,915              34,841
Property and equipment, net                          16,868              13,364
Other assets                                          1,253                 775
                                        -------------------- -------------------
Total assets                               $         71,036     $        48,980
                                        ==================== ===================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                           $          4,277     $         2,471
Accrued liabilities                                   6,373               4,323
Deferred revenue and student deposits                 9,610               6,614
                                        -------------------- -------------------

Total current liabilities                            20,260              13,408
Deferred income taxes                                 3,241               2,065
                                        -------------------- -------------------
Total liabilities                                    23,501              15,473
                                        -------------------- -------------------

Commitments and contingencies (Note 2)

Stockholders' equity:
Preferred stock, $.01 par value;
Authorized shares - 10,000; no shares
     issued or outstanding
Common stock, $.01 par value;
     Authorized shares - 100,000; 17,870
      and 17,688 issued and outstanding
      in 2008 and 2007, respectively                    179                 177
     Additional paid-in capital                     130,885             128,005
     Accumulated deficit                            (83,529)            (94,675)
                                        -------------------- -------------------

Total stockholders' equity:                          47,535              33,507
                                        -------------------- -------------------

Total liabilities and
 stockholders' equity                      $         71,036     $        48,980
                                        ==================== ===================

       The accompanying notes are an integral part of these consolidated financial statements.


                         AMERICAN PUBLIC EDUCATION, INC.
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)


                                         Three Months Ended             Nine Months Ended
                                   ------------------------------ ------------------------------
                                           September 30,                  September 30,
                                   ------------------------------ ------------------------------
                                        2008            2007           2008            2007
                                   --------------  -------------- --------------  --------------
                                            (Unaudited)                    (Unaudited)

Revenues                              $    27,404     $    17,612    $    75,644     $    47,873
                                   --------------  -------------- --------------  --------------
Costs and expenses:
   Instructional costs and services        10,901           7,708         31,334          20,697
   Selling and promotional                  3,600           1,946          8,390           4,834
   General and administrative               5,586           3,695         15,461          10,769
   Depreciation and amortization            1,114             685          3,043           2,007
                                   --------------  -------------- --------------  --------------

Total costs and expenses                   21,201          14,034         58,228          38,307
                                   --------------  -------------- --------------  --------------

Income from operations before
  interest income and income taxes          6,203           3,578         17,416           9,566
  Interest income, net                        181             257            619             595
                                   --------------  -------------- --------------  --------------

Income before income taxes                  6,384           3,835         18,035          10,161
  Income tax expense                        2,568           1,613          6,889           4,368
                                   --------------  -------------- --------------  --------------

Net income                            $     3,816     $     2,222    $    11,146     $     5,793
                                   ==============  ============== ==============  ==============


Net Income per common share:
        Basic                         $      0.21     $      0.18    $      0.63     $      0.48
                                   ==============  ============== ==============  ==============

        Diluted                       $      0.20     $      0.18    $      0.59     $      0.46
                                   ==============  ============== ==============  ==============

Weighted average number of
   common shares:
        Basic                          17,845,581      12,107,018     17,796,305      11,990,375
                                   ==============  ============== ==============  ==============

        Diluted                        18,850,558      12,640,799     18,805,922      12,530,269
                                   ==============  ============== ==============  ==============


        The accompanying notes are an integral part of these consolidated financial statements.


                         AMERICAN PUBLIC EDUCATION, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                             Nine Months Ended September 30,
                                                           ----------------------------------
                                                                2008               2007
                                                           ---------------    ---------------
                                                                      (Unaudited)

Operating activities
Net income                                                    $     11,146       $      5,793
Adjustments to reconcile net income to net cash provided
 by operating activities
  Provision for bad debt                                               240                266
  Depreciation and amortization                                      3,043              2,007
  Stock-based compensation                                           1,242                754
  Deferred income taxes                                                554                592
Changes in operating assets and liabilities:
  Accounts receivable                                              (2,232)              1,241
  Prepaid expenses                                                    (94)              (250)
  Income tax receivable                                              (967)              (333)
  Accounts payable and accrued liabilities                           3,856              1,427
  Deferred revenue and student deposits                              2,996              2,986
                                                           ---------------    ---------------

Net cash provided by operating activities                           19,784             14,483
                                                           ---------------    ---------------

Investing activities
Capital expenditures                                               (6,547)            (3,489)
Capitalized program development costs and other assets               (382)              (218)
                                                           ---------------    ---------------

Net cash used in investing activities                              (6,929)            (3,707)
                                                           ---------------    ---------------

Financing activities
Payments on long-term debt                                               -            (1,973)
Common stock issuance costs related to public offerings               (96)            (1,044)
Cash paid for repurchase of common stock                                 -               (55)
Cash received from issuance of common stock, net of
 issuance costs                                                        635                862
Excess tax benefit from stock based compensation                     1,005                 17
                                                           ---------------    ---------------

Net cash provided by (used in) financing activities                  1,544            (2,193)
                                                           ---------------    ---------------

Net increase in cash and cash equivalents                           14,399              8,583
Cash and cash equivalents at beginning of period                    26,951             11,678
                                                           ---------------    ---------------

Cash and cash equivalents at end of period                    $     41,350       $     20,261
                                                           ===============    ===============


Supplemental disclosure of cash flow information
Interest paid                                                 $          -       $         56
                                                           ===============    ===============

Income taxes paid                                             $      6,629       $      4,092
                                                           ===============    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                   Notes to Consolidated Financial Statements


1. Nature of the Business

         American Public Education, Inc. ("APEI") together with its subsidiaries (the "Company") is a provider of exclusively online postsecondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI has one subsidiary, American Public University System, Inc. (the "University System"), a West Virginia corporation, which operates through two universities, American Military University and American Public University.


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

         On January 25, 2008, APEI filed a Registration Statement on Form S-1 (Registration No. 333-148851) for a public offering, which was completed on February 19, 2008. In the offering 3,744,500 shares were sold, consisting of 25,000 shares sold by the Company and 3,719,500 shares sold by certain stockholders of the Company. Total net proceeds to the Company were $167,000, after deducting underwriting discounts and commissions, and offering expenses.

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

         From time to time the Company may be involved in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company's business, operations, financial condition or cash flows. As of September 30, 2008, management believes there were no material commitments or contingencies requiring disclosure.

   Concentration

         Approximately 64% and 65% of the Company's revenues for the three and nine months ended September 30, 2008 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 65% and 66% of the Company's revenues for the three and nine months ended September 30, 2007. A reduction in this assistance could have a significant impact on the Company's operations.

3. Net Income Per Common Share

         Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock. Stock options, restricted stock, and warrants are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were no anti-dilutive stock options or warrants excluded from the calculation for the three and nine months ended September 30, 2007. There were no warrants outstanding during the three and nine months ended September 30, 2008 and there were no anti-dilutive stock options or restricted stock excluded from the calculation for the three and nine months ended September 30, 2008.

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

         The Company anticipates that its effective combined Federal and state statutory tax rate will be approximately 40%. The actual combined effective tax rate for the three and nine months ended September 30, 2008 was 40.2% and 38.2%, respectively. The 1.8% difference between the expected tax rate for the nine months ended September 30, 2008 and the actual rate was attributable to the fact that the taxes due on the 2007 federal and state tax returns when filed were approximately $400,000 less than the 2007 tax liability estimated at December 31, 2007. This adjustment was booked when the final tax returns were prepared in the three months ended June 30, 2008 and resulted primarily from the effects of changes in the state income taxes.

         The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.


5. Stock Based Compensation

         On January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R - Share Based Payment, a revision of FASB Statement No. 123 - Accounting for Stock Based Compensation ("SFAS 123R"). This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards. The Company elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement;

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

         Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI's stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. We calculate the expected term of stock option awards using the "simplified method" as defined by Staff Accounting Bulletin 107 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FAS 123(R).

                                        September 30, 2008   September 30, 2007
                                        ------------------   ------------------
Expected volatility                        26.23% - 28.00%               27.75%
Expected dividends                                   0.00%                0.00%
Expected term, in years                          4.0 - 4.5                  6.5
Risk-free interest rate                      2.59% - 3.41%           4.58-4.76%

Weighted average fair value of options
 granted during the year                             $8.26                $3.89

         Options granted through September 30, 2008, vest ratably over periods of three to five years and expire in seven to ten years from the date of grant. Option activity is summarized as follows (unaudited):

                                                                                 Aggregate
                                                Weighted     Weighted-Average    Intrinsic
                                   Number       Average        Contractual         Value
                                 of Options  Exercise Price     Life (Yrs)     (In thousands)
---------------------------------------------------------------------------------------------
Outstanding, December 31, 2007   1,537,835      $      6.13
 Options granted                       945      $     31.00
 Awards exercised                 (146,142)     $      2.20
 Options forfeited                 (11,938)     $      5.45

                                 ------------------------------------------------------------
Outstanding, September 30, 2008  1,380,700      $      6.57              6.98      $   57,592
                                 ============================================================

Exercisable, September 30, 2008    539,313      $      3.11              6.97      $   24,360
                                 ============================================================


         The following table summarizes information regarding stock option exercises:

                                          September 30, 2008 September 30, 2007
                                          ------------------ ------------------
                                                       (In thousands)
Proceeds from stock options exercised      $             322 $              862
Intrinsic value of stock options exercised $           5,369 $            4,610
Tax benefit from exercises                 $           1,047 $               27


         The table below summarizes the restricted stock activity for the nine months ended September 30, 2008:
                                                   Weighted-
                                                    Average
                                    Number        Grant Price
                                   of Shares     and Fair Value
                                  -----------   ---------------
Non vested, December 31, 2007         72,573    $         20.00
Shares granted                         5,838              39.01
Vested shares                         (6,888)             20.00
Shares forfeited                        (720)             20.00
                                  -----------   ---------------
Non vested, September 30, 2008        70,803    $         21.57
                                  ===========   ===============

         Stock based compensation cost charged against income during the three and nine months ended September 30, 2008 and three and nine months ended September 30, 2007 is as follows:

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                              ------------------------------  -------------------------------
                                                   2008            2007            2008             2007
                                              --------------  --------------  ---------------  --------------
                                                       (Unaudited)                      (Unaudited)
                                                      (In thousands)                  (In thousands)
Instructional costs and services                 $       55      $       25      $       167      $       72
Marketing and promotional                                17               6               53              36
General and administrative                              324             105            1,022             646
                                              --------------  --------------  ---------------  --------------
Stock-based compensation expense in
operating income                                        396             136            1,242             754

Tax benefit                                            (135)            (23)            (425)           (148)
                                              --------------  --------------  ---------------  --------------
Stock-based compensation expense, net of tax     $      261      $      113      $       817      $      606
                                              ==============  ==============  ===============  ==============

         As of September 30, 2008, total compensation cost related to non-vested service-based stock options not yet recognized was $2.8 million, which is expected to be recognized over the next 42 months on a weighted-average basis.


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

Overview

   Background


         American Public Education, Inc. is a provider of online postsecondary education directed primarily at the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System.

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

         On November 14, 2007, we successfully completed our initial public offering. As a public company, we incur significant additional costs and expenses such as increased legal and audit fees, professional fees, directors' and officers' insurance costs and expenses related to compliance with Sarbanes-Oxley Act regulations and other annual costs of doing business as a public company including hiring additional personnel and expanding our administrative functions. We expect these additional expenses to range from $1.5 million to $2.0 million per year and anticipate funding costs relating to being a public company with cash provided by operating activities and cash on hand.

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

    Summary

         In recent years, we have experienced substantial growth. Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty, increased at a compound annual growth rate
(CAGR) of 39% from 2003 to 2007. Over that same time, total revenue increased at a CAGR of 40%, from $17.8 million in 2003 to $69.1 million in 2007. We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving our recent acceleration in growth. Net course registrations increased 73% in 2007 over 2006. Our revenue increased from $40.0 million to $69.1 million, or by 73%, over the same time period and operating margins increased to 21.3% from 7.2% over the same time period. Net course registrations increased 54% and 57% for the three and nine-month periods ended September 30, 2008 over the three and nine-month periods ended September 30, 2007. Our revenue increased from $17.6 million to $27.4 million, or by 56%, and $47.9 million to $75.6 million, or by 58% for the three and nine-month period ended September 30, 2008 over the three and nine-month period ended September 30, 2007. Operating margins increased to 22.6% from 20.3% and 23.1% from 20.0% for the three and nine-month period ended September 30, 2008 over the three and nine-month period ended September 2007.

         While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations or revenue as our historical growth rates may not be sustainable. Similarly, you should not rely on the improvement in our operating margins in any prior periods as an indication of our future operating margins. Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. Following the start of our participation in Title IV programs, for the year ended December 31, 2007, 10.6% of our net course registrations were from students using financial aid under Title IV programs. For the three and nine months ended September 30, 2008, 14.2% and 13.1%, or approximately 5,525 and 13,800, of our net course registrations were from students using financial aid under the Title IV programs compared to 11.6% and 10.0%, or approximately 2,925 and 6,700 for the three and nine months ended September 30, 2007. This represents an increase of 89% and 106%, respectively. Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, we cannot estimate the costs and expenses associated with administering Title IV programs and complying with the associated regulations.

         During the second quarter of 2008, we received full certification from the Department of Education to participate in Title IV programs. Until that time, we had been provisionally certified because we were in our initial period of certification.

         In August 2008, funds affiliated with ABS Capital Partners reduced their beneficial ownership interest from approximately 26% to approximately 24% of our outstanding common stock by distributing to their limited partners and general partners 400,000 shares of our stock. As a result of this distribution of shares, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. In connection with that review, we were required to submit to the Department of Education a change in ownership application. On October 2, 2008 the Department of Education concluded its review of our change in ownership application, determined that we are eligible and may continue to participate in Title IV programs, and provisionally certified us until September 30, 2010. Department of Education regulations require an institution to be provisionally certified following a change in ownership and control.In addition to the review by the Department of Education, we also consulted with state regulators and our accreditors. After its review of the distribution, The Higher Learning Commission informed us that it considered the distribution to be a change in ownership under its policies and it approved the change in ownership. The Higher Learning Commission also informed us that it plans to conduct a focused evaluation in Spring 2009 as its policies require it to do when a change of ownership occurs. Now that the regulatory review of the August distribution is completed, we expect that in the future the funds affiliated with ABS Capital Partners will continue to seek opportunities to reduce their ownership interest.

      During a period of provisional certification, we must comply with any additional conditions included in our program participation agreement, which include, among other things, limitations on our operations. Our program participation agreement provides that as a provisionally certified institution, we must apply for and receive approval by the Secretary for any substantial change. Under our program participation agreement, substantial changes include but are not limited to establishment of additional locations, an increase in the level of academic offering, and addition of any non-degree or short-term training program. The Department of Education may also more closely review us while we are provisionally certified. The conditions to provisional certification or closer review by the Department of Education could impact, among other things, our ability to add educational programs, acquire other schools or make other significant changes. In addition, while we are provisionally certified if the Department of Education determines that we are unable to meet our responsibilities, it may seek to revoke our certification to participate in federal student aid programs with fewer due process protections than if we were fully certified. Limitations on our operations could, and the loss of our certification to participate in federal student aid programs would, adversely affect our ability to grow our presence outside the military sector in addition to having adverse effects on our enrollment, revenues and result of operations.

         The foregoing discussion of certification for participation under Title IV programs, provisional certification and review by The Higher Learning Commission is only a brief summary. Additional information on certification by the Department of Education, the impact of provisional certification and accreditation of our university is contained in Item 1 of our Annual Report on Form 10-K under the heading Regulation of our Business.

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

     Results of Operations

         The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

                                             Three Months                    Nine Months
                                          Ended September 30,            Ended September 30,
                                     -----------------------------   ----------------------------
                                         2008             2007           2008            2007
                                     ------------     ------------   ------------     -----------
Revenues                                    100.0%           100.0%         100.0%          100.0%
                                     ------------     ------------   ------------     -----------
Costs and expenses:
   Instructional costs and services          39.8             43.8           41.4            43.2
   Selling and promotional                   13.1             11.0           11.1            10.1
   General and administrative                20.4             21.0           20.4            22.5
   Depreciation and amortization              4.1              3.9            4.0             4.2
                                     ------------     ------------   ------------     -----------

   Total costs and expenses                  77.4             79.7           76.9            80.0
                                     ------------     ------------   ------------     -----------

Income from operations before
  interest income and income taxes           22.6             20.3           23.1            20.0
  Interest income, net                        0.7              1.5            0.7             1.2
                                     ------------         --------   ------------         -------

Income from operations
  before income taxes                        23.3             21.8           23.8            21.2
  Income tax expense                          9.4              9.2            9.1             9.1
                                     ------------     ------------   ------------     -----------

Net Income                                   13.9%            12.6%          14.7%           12.1%
                                     ============     ============   ============     ===========


Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

     Revenues. Our revenues for the three months ended September 30, 2008 were $27.4 million, an increase of $9.8 million, or 56%, compared to $17.6 million for the three months ended September 30, 2007. The increase was primarily a result of an increase in the number of net course registrations.

     Costs and Expenses. Costs and expenses were $21.2 million for the three months ended September 30, 2008; an increase of $7.2 million, or 51%, compared to $14.0 million for the three months ended September 30, 2007. Costs and expenses as a percentage of revenues decreased to 77.4% for the three months ended September 30, 2008 from 79.7% for the three months ended September 30, 2007. This decrease resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2008 were $10.9 million, representing an increase of 41% from $7.7 million for the three months ended September 30, 2007. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expenses as a percentage of revenues were 39.8% for the three months ended September 30, 2008, compared to 43.8% for the three months ended September 30, 2007. This decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than enrollment.

    Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2008 were $3.6 million, representing an increase of 85% from $1.9 million for the three months ended September 30, 2007. This increase was primarily due to an increase in print and online advertising expenses. Selling and promotional expenses as a percentage of revenues increased to 13.1% for the three months ended September 30, 2008 from 11.0% for the three months ended September 30, 2007. This increase reflects additional marketing to expand awareness of the APU brand to the civilian market, including several advertising initiatives to promote our new Masters of Education degrees.

     General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2008 were $5.6 million representing an increase of 51.2% from $3.7 million for the three months ended September 30, 2007. The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, professional services, management and the administrative facilities required to support a larger student body, as well as increased expenses associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 20.4% for the three months ended September 30, 2008 from 21.0% for the three months ended September 30, 2007. The slight decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $1.1 million for the three months ended September 30, 2008, compared with $0.7 million for the three months ended September 30, 2007. This represents an increase of 63%. The increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended September 30, 2008 were $396,000 in the aggregate, representing an increase of 191% from $136,000 for the three months ended September 30, 2007. The increase in stock-based compensation for the three months ended September 30, 2008 is primarily attributable to expense for options granted subsequent to September 30, 2007.

     Interest income, net. Our interest income, net decreased by $76,000 for the three months ended September 30, 2008 to $181,000 from $257,000 for the three months ended September 30, 2007, representing a decrease of 30%. This decrease is attributable to increased cash on hand which was offset by lower investment returns due to a decline in interest rates and adoption of a more conservative investment strategy.

   Income tax expense. We recognized income tax expense for the three months ended September 30, 2008 and 2007 of $2.6 million and $1.6 million, respectively, or effective tax rates of 40.2% and 42.1%, respectively. The decrease in the effective tax rate was generally a result of the effects of a reduction in the aggregate state income tax rate.

     Net income. Our net income was $3.8 million for the three months ended September 30, 2008, compared to net income of $2.2 million for the three months ended September 30, 2007, an increase of $1.6 million, or 72%. This increase was related to the factors discussed above.

Nine Months EndedSeptember 30, 2008 Compared to Nine Months Ended September 30, 2007

     Revenues. Our revenues for the nine months ended September 30, 2008 were $75.6 million, an increase of $27.7 million, or 58.0%, compared to $47.9 million for the nine months ended September 30, 2007. The increase was primarily a result of an increase in the number of net course registrations.

     Costs and Expenses. Costs and expenses were $58.2 million for the nine months ended September 30, 2008; an increase of $19.9 million, or 52%, compared to $38.3 million for the nine months ended September 30, 2007. Costs and expenses as a percentage of revenues decreased to 76.9% for the nine months ended September 30, 2008 from 80.0% for the nine months ended September 30, 2007. This decrease resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2008 were $31.3 million, representing an increase of 51% from $20.7 million for the nine months ended September 30, 2007. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expenses as a percentage of revenues were 41.4% for the nine months ended September 30, 2008, compared to 43.2% for the nine months ended September 30, 2007. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

    Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2008 were $8.4 million, representing an increase of 74% from $4.8 million for the nine months ended September 30, 2007. This increase was primarily due to an increase in online advertising expenses. Selling and promotional expenses as a percentage of revenues increased to 11.1% for the nine months ended September 30, 2008 from 10.1% for the nine months ended September 30, 2007. This increase reflects additional marketing to expand awareness of the APU brand to the civilian market, including several advertising initiatives to promote our new Masters of Education degrees.

     General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2008 were $15.5 million representing an increase of 44% from $10.8 million for the nine months ended September 30, 2007. The increase in expense was a result of an increase in expenditures for additional technology, financial staff positions, stock-based compensation, recruiting, professional services, management and the administrative facilities required to support a larger student body as well as increased expenses associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 20.4% for the nine months ended September 30, 2008 from 22.5% for the nine months ended September 30, 2007. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than revenue.

     Depreciation and amortization. Depreciation and amortization expenses were $3.0 million for the nine months ended September 30, 2008, compared with $2.0 million for the nine months ended September 30, 2007. This represents an increase of 52%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the nine months ended September 30, 2008 was $1.2 million in the aggregate, representing an increase of 65% from $0.8 million for the nine months ended September 30, 2007. The increase in stock-based compensation for the nine months ended September 30, 2008 is primarily attributable to expense for options granted subsequent to September 30, 2007.

     Interest income, net. Our interest income, net increased by $24,000 for the nine months ended September 30, 2008 to $619,000 from $595,000 for the nine months ended September 30, 2007, representing an increase of 4%. This increase is attributable to increased cash on hand, which was offset by lower investment returns due to a decline in interest rates and a change in the allocation of investments.

    Income tax expense. We recognized income tax expense for the nine months ended September 30, 2008 and 2007 of $6.9 million and $4.4 million, respectively, or effective tax rates of 38.2% and 43.0%, respectively. The decrease in the effective tax rate was generally a result of the effects of a reduction in the aggregate state income tax rate.

     Net income. Our net income was $11.1 million for the nine months ended September 30, 2008, compared to net income of $5.8 million for the nine months ended September 30, 2007, an increase of $5.3 million, or 92%. This increase was related to the factors discussed above.


Liquidity and Capital Resources

   Liquidity

         The Company financed operating activities and capital expenditures during the nine months ended September 30, 2008 and 2007 primarily through cash provided by operating income. Cash and cash equivalents were $41.4 million and $20.3 million at September 30, 2008 and September 30, 2007, representing an increase of $21.1 million, or 104%.

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

         These factors, together with the number of classes starting each month, affect our operational cash flow. Our costs and expenses have increased now that we are a public company, and we expect to fund these expenses through cash generated from operations.

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

    Operating Activities

         Net cash provided by operating activities was $19.8 million and $14.4 million for the nine months ended September 30, 2008 and 2007, respectively. As revenue and profits have grown, cash has increased.

    Investing Activities

          Net cash used in investing activities was $6.9 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively. The $3.2 million increase related to improvements on property leased and acquired in 2007 and 2008, increased software development and IT infrastructure costs and purchase of a perpetual software license.

    Financing Activities

         Net cash provided by financing activities for the nine months ended September 30, 2008 was $1.5 million from cash received from the issuance of common stock including the net proceeds to us from public offerings, and the excess tax benefit from stock based compensation. Net cash used by financing activities for the nine months ended September 30, 2007 was $2.2 million which was primarily a result of the repayment of two mortgages notes that were obtained in 2006 and common stock issuance costs in anticipation of our intial public offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest excess cash in bank and money market mutual fund overnight deposits. We have no derivative financial instruments or derivative commodity instruments as of September 30, 2008.

         Future investment income may fall short of expectations due to changes in interest rates. At September 30, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

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

Item 1A. Risk Factors

         An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2007, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock. The following risk factors are provided to supplement and update the risk factors set forth in our Form 10-K and supercede the discussion under the heading "Risk Factors - Risks Related to the Regulation of Our Industry" contained in the Risk Factors section of our Form 10-K resulting from, among other things, recent changes to our certification status under Title IV programs and recent changes to applicable federal law.

   Risks Related to Our Industry

         The Department of Education has placed us on provisional certification as a result of our recent change in ownership and control, and the terms of our provisional certification could limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations.

         In August 2008, funds affiliated with ABS Capital Partners reduced their beneficial ownership interest from approximately 26% to approximately 24% of our outstanding common stock by distributing to their limited partners and general partners 400,000 shares of our stock. As a result of this distribution of shares, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education's review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from our regional accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010.

         During a period of provisional certification, we must comply with any additional conditions included in our program participation agreement, which include, among other things, limitations on our operations. Our program participation agreement provides that as a provisionally certified institution, we must apply for and receive approval by the Secretary for any substantial change. Under our program participation agreement, substantial changes include but are not limited to establishment of additional locations, an increase in the level of academic offering, and addition of any non-degree or short-term training program. The Department of Education may also more closely review us while we are provisionally certified. The conditions to provisional certification or closer review by the Department of Education could impact, among other things, our ability to add educational programs, acquire other schools or make other significant changes. In addition, while we are provisionally certified if the Department of Education determines that we are unable to meet our responsibilities, it may seek to revoke our certification to participate in Title IV programs with fewer due process protections than if we were fully certified. Limitations on our operations could, and the loss of our certification to participate in Title IV programs would, adversely affect our ability to grow our presence outside the military sector in addition to having adverse effects on our enrollment, revenues and results of operations.

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

         Institutions of higher education that grant degrees, diplomas or certificates must be authorized by an appropriate state education agency or agencies. In addition, in certain states as a condition of continued authorization to grant degrees and in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces, a school must be accredited by an accrediting agency recognized by the Secretary of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution. The Higher Education Act requires accrediting agencies recognized by the Department of Education to review and monitor many aspects of an institution's operations and to take appropriate action when the institution fails to comply with the accrediting agency's standards.

         Our operations are also subject to regulation due to our participation in Title IV programs. Title IV programs, which are administered by the Department of Education, include educational loans with below market interest rates that are guaranteed by the federal government in the event of default. Title IV programs also include several grant programs for students with economic need as determined in accordance with the Higher Education Act and Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of Education and be certified as an eligible institution by the Department of Education. Our growth strategy is partly dependent on enrolling more students who are attracted to us because of our continued participation in these programs.

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

         American Public University System is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education, and by the Accrediting Commission of the Distance Education and Training Council, or DETC, which is a national accrediting agency recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in the tuition assistance programs of the United States Armed Forces. In 2007, we derived approximately 66% of our revenues from these tuition assistance programs. Accreditation by an accrediting agency that is recognized by the Secretary of Education for Title IV purposes is also required for an institution to become and remain eligible to participate in Title IV programs. American Public University System achieved regional accreditation from The Higher Learning Commission in 2006 and has had national accreditation from the Distance Education and Training Council since 1995. We have identified The Higher Learning Commission as our primary accreditor for Title IV purposes. Either The Higher Learning Commission or DETC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited American Public University System must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agencies. Furthermore, many prospective students may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and we believe that loss of regional accreditation may reduce the marketability of American Public University System even if national accreditation were maintained. The complete loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the United States Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

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

         A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state or states in which it is located. State authorization is also required for an institution to be eligible to participate in Title IV programs. American Public University System is headquartered in the State of West Virginia and is authorized by the West Virginia Higher Education Policy Commission. If we maintain our regional accreditation, we will likely remain in good standing with the West Virginia Higher Education Policy Commission. However, the West Virginia Higher Education Policy Commission may also take disciplinary action or revoke authorization if an institution's bond is cancelled, if the institution fails to take corrective action to bring it into compliance with West Virginia Higher Education Policy Commission policies, or if the owner is convicted for a felony or crime involving institution administration of Title IV programs. If we do not maintain regional accreditation, our state authorization may be continued based on our national accrediting agency, DETC, if the West Virginia Higher Education Policy Commission finds that it is an acceptable alternative accrediting agency. If we lose accreditation from both accrediting agencies, or accreditation by DETC is not an acceptable alternative accrediting agency in case of loss of Higher Learning Commission accreditation, the West Virginia Higher Education Policy Commission may suspend, withdraw, or revoke our authorization. In addition, in order to maintain our eligibility for accreditation by The Higher Learning Commission, we must remain headquartered in one of the states in its region, which includes West Virginia. If we were to lose our authorization from the West Virginia Higher Education Policy Commission we would be unable to provide educational services, and we would lose our regional accreditation.

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

         American Public University System has a physical presence in the Commonwealth of Virginia based on administrative offices in that state, and it is authorized by the State Council of Higher Education for Virginia. We are currently reviewing the licensure requirements of other states to determine whether our activities in these states constitute a presence or otherwise require licensure or authorization by the respective state educational agencies, and we have received, and are in the process of seeking, licensure or authorization in additional states. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, state laws and regulations may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, the West Virginia Higher Education Policy Commission, The Higher Learning Commission or DETC. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Although we believe that the only state licensure or authorization that is necessary for American Public University System to participate in the tuition assistance programs for the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission, loss of licensure or authorization in other states or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in those states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

         We must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by the Department of Education prior to seeking recertification, and our future success may be adversely affected if we are unable to successfully maintain certification or obtain recertification.

         An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution's continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. In 2006 we applied to participate in Title IV programs for the first time and were provisionally certified for a period through June 30, 2007. We timely submitted our application for recertification, and the Department of Education granted us provisional certification through June 30, 2008. In May 2008, we were fully recertified to participate in Title IV programs. In August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education's review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010. A provisionally certified institution must apply for and receive Department of Education approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution's certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. The Department of Education may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

         If regulators do not approve or delay their approval of transactions involving a change of control of our company, our ability to operate could be impaired.

         If we or American Public University System experience a change of control under the standards of applicable state education agencies, the Department of Education, DETC, The Higher Learning Commission, or other regulators, we must notify or seek the approval of each relevant regulatory agency. A change of control occurred in August 2008 and we have completed the required notification and approval processes. As a result of its review and approval of the change, The Higher Learning Commission informed us that it plans to conduct a focused evaluation in Spring 2009 as its policies require it to do as a result of a change of the type we experienced in August 2008. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution's common stock and significant changes in the composition of an institution's board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the West Virginia Higher Education Policy Commission, the State Council of Higher Education for Virginia, the Department of Education, DETC or The Higher Learning Commission could have a material adverse effect on our business and financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require us to suspend our activities in that state or otherwise impair our operations. The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of your shares.

         Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us, any of which could disrupt our operations and adversely affect our performance.

         Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, including the requirement to make refunds. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation, even if such claims and lawsuits are without merit.

         Our regulatory environment and our reputation may be negatively influenced by the actions of other for profit institutions.

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

         The Higher Education Act comes up for reauthorization by Congress approximately every five to six years. When Congress does not act on complete reauthorization, there are typically amendments and extensions of authorization. On August 14, 2008, President Bush signed into law the Higher Education Opportunity Act, or HEOA, which reauthorizes the Higher Education Act. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. We cannot predict with certainty the effect HEOA will have on our business. Further, many of the provisions of HEOA are effective upon enactment, even though the Department of Education has not yet promulgated regulations related to such provisions. If our efforts to comply with the provisions of HEOA are inconsistent with how the Department of Education interprets those provisions in final regulations or otherwise, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. In addition, there is no assurance that Congress will not in the future enact changes that decrease Title IV program funds available to students, including students who attend our institution. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs, would require us to arrange for other sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action, including HEOA, may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin. Further, since 2005, President Bush has signed three major laws that amend the Higher Education Act. Among other measures, those laws reauthorize the federal student loan programs, reduce interest rates on certain federal student loans, reduce government subsidies to lenders that participate in federal student loan programs, and seek to facilitate student loan availability in light of current market conditions. We are not in a position to predict with certainty whether any legislation will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institution and adversely affect our revenues and results of operations.

         Investigations by state attorneys general, Congress and governmental agencies regarding relationships between loan providers and educational institutions and their financial aid officers may result in increased regulatory burdens and costs.

         In recent years, the student lending practices of postsecondary educational institutions, financial aid officers and student loan providers have been subjected to several investigations by state attorneys general, Congress and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. HEOA contains new requirements pertinent to relationships between lenders and institutions. In particular, HEOA requires institutions to have a code of conduct, with certain specified provisions, pertinent to interactions with lenders of student loans, prohibits certain activities by lenders and guaranty agencies with respect to institutions, and establishes substantive and disclosure requirements for lists of recommended or suggested lenders of federal and private student loans. In addition, HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. The Department of Education promulgated regulations, generally effective July 1, 2008, that in part address institutions' student loan activity. In particular, the Department of Education's regulations clarify and expand rules pertinent to relationships between institutions and lenders and establish new rules applicable to institutions that make available a list of recommended or suggested lenders for use by potential borrowers. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. Because of the evolving nature of these legislative efforts and various inquiries and developments, we can neither know nor predict with certainty their outcome or effects, or the potential remedial actions that might result from these or other potential inquiries. Governmental action may impose increased administrative and regulatory costs and decreased profit margins.

         We are subject to sanctions that could be material to our results and damage our reputation if we fail to calculate correctly and return timely Title IV program funds for students who withdraw before completing their educational program.

         A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Because we began to participate in Title IV programs in 2006, we have limited experience complying with these provisions. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution's annual compliance audit constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education, which could increase our cost of regulatory compliance and adversely affect our results of operations.

         A failure to demonstrate "financial responsibility" may result in the loss of eligibility by American Public University System to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.

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

         The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a letter of credit could increase our costs of regulatory compliance. If we were unable to secure a letter of credit, we would lose our eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit under certain circumstances, an institution that is determined by the Department of Education not to be financially responsible may be transferred from the "advance" system of payment of Title IV funds, which allows the institution to obtain Title IV program funds from the Department of Education prior to making disbursements to students, to cash monitoring status or to the "reimbursement" system of payment, which requires the institution to make Title IV disbursements to students and seek reimbursement from the Department of Education. A change in our system of payment could increase our costs of regulatory compliance. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV programs, our students would lose access to Title IV program funds for use in our institution, which would limit our potential for growth outside the military community and adversely affect our enrollment, revenues and results of operations.

         A failure to demonstrate "administrative capability" may result in the loss of American Public University System's eligibility to participate in Title IV programs.

         Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV programs. See "Regulation of our Business" in this prospectus for more information on the Department of Education's regulations on administrative capability. If an institution fails to satisfy any of these criteria or comply with any other Department of Education regulations, the Department of Education may require the repayment of Title IV funds, transfer the institution from the "advance" system of payment of Title IV funds to cash monitoring status or to the "reimbursement" system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. If we are found not to have satisfied the Department of Education's "administrative capability" requirements we could be limited in our access to, or lose, Title IV program funding, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations.

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

         An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. HEOA modifies the Higher Education Act's default rate provisions. Beginning with default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second federal fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of cohort default rates calculated under the new formula are available. In addition, effective as of federal fiscal year 2012, the cohort default rate threshold of 25% will be increased to 30%. HEOA also requires certain default prevention action by an institution with a default rate of 30% or more. Because we have just begun to enroll students who are participating in the federal student loan programs, we have no historical cohort default rates. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate. If American Public University System loses its eligibility to participate in Title IV programs because of high student loan default rates, our students would no longer be eligible to use Title IV program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

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



                                                                AMERICAN PUBLIC
                                                                 EDUCATION, INC.

                           /s/ Wallace E. Boston               November 12, 2008
                       ----------------------------------
                               Wallace E. Boston
                      President and Chief Executive Officer
                          (Principal Executive Officer)



                           /s/ Harry T.  Wilkins               November 12, 2008
                       ----------------------------------
                                Harry T. Wilkins
              Executive Vice President and Chief Financial Officer
             (Principal Financial and Principal Accounting Officer)