Form 10-K
period 2008-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2009-03-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The total number of shares of common stock outstanding as of March 5, 2009, was 18,042,919.

The aggregate market value of the registrant’s common stock held by nonaffiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $506 million. For purposes of this calculation, shares of common stock held by stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2008, the Registrant’s chief executive officer, the Registrant’s chief financial officer and the Registrant’s directors and funds affiliated with them were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2008 fiscal year) are incorporated by reference into Part III of this Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this annual report include statements about:

•	our ability to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting agency requirements;

•	our expectations regarding provisional certification;

•	the pace of growth of our enrollment;

•	our conversion of prospective students to enrolled students and our retention of active students;

•	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;

•	our maintenance and expansion of our relationships with the United States Armed Forces and various organizations and the development of new relationships;

•	the competitive environment in which we operate;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business and growth strategies; and

•	our financial performance generally.

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

Company Overview

American Public Education, Inc. is a provider of exclusively online postsecondary education directed at the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System. Our universities share a common faculty and curriculum, which includes 74 degree programs and 51 certificate programs in disciplines related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education and liberal arts. We currently serve over 45,000 students living in all 50 states and more than 130 foreign countries. Our university system is regionally and nationally accredited.

From 2006 to 2008, our total revenue increased from $40.0 million to $107.1 million, which represents a compound annual growth rate (CAGR) of 63.6%. Our net course registrations increased 73% and 55% in 2007 and 2008, respectively, over the prior periods. We believe our growth is attributable to: (i) high student satisfaction and referral rates; (ii) regional accreditation in May 2006; (iii) increasing acceptance of distance learning within our targeted markets; and (iv) achieving certification to participate in federal student aid programs under Title IV of the Higher Education Act of 1965 beginning with classes starting in November 2006. As our revenue base grows, we expect our growth rate percentages to decline. However, we expect actual dollar revenue growth to increase. Net income improved to $16.2 million in 2008 from net income of $1.8 in 2006.

Over 80% of our students serve in the United States military on active duty, in the reserves, or in the National Guard or are veterans. Most of our other students are public service professionals including federal, national and local law enforcement personnel or other first responders. Our programs are designed to help these working adult students advance in their current professions or prepare for their next career. Our online method of instruction is well-suited to these students, many of whom serve in positions requiring extended and irregular schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently and have limited financial resources. Our satisfied students have been a significant source of referrals for us, reducing our marketing costs per new student. Over 50% of our new students in 2008 who responded to our surveys tell us they inquired about enrolling in either AMU or APU as the result of a personal referral.

As of December 31, 2008, we had approximately 120 full-time and over 620 adjunct faculty, virtually all of whom have advanced degrees and many of whom are former or current leading practitioners in their fields. Our adjunct faculty also includes professors who teach at leading national and state universities. We believe quality faculty members are attracted to us because of the high percentage of military and public service professionals in our student body who can immediately apply lessons learned in our classroom to their daily work. In addition, our faculty members are attracted to the flexible nature of teaching online, the numerous support services we provide them, and our per student pay structure for adjunct faculty. Our faculty is organized into several departments under the leadership of a Provost who reports to our President and under the supervision of a nine-member university Board of Trustees.

We have invested significant amounts of capital and resources on developing proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. The PAD system also allows us to manage on an automated and cost-effective basis the complex administrative tasks resulting from offering monthly starts for over 1,100 classes in over 700 unique courses to our over 45,000 students taught by over 740 faculty members. Our systems and processes also help us measure and manage the activities of our faculty, student support personnel, and prospective and active students, allowing us to continuously improve our academic quality, student support services and marketing efficiency. We believe these proprietary systems and processes will support a much larger institution and provide us important competitive and cost advantages.

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

Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools (Higher Learning Commission). In September 2007, we received approval from The Higher Learning Commission to offer seven new degree programs in Education and Information Technology.

Since the founding of American Military University, we have gradually transitioned from a military focus to a more broad-based focus on the military and public services communities. Today, the split between students who are eligible for tuition assistance programs of the Department of Defense, or DoD, and those who are not is approximately two-thirds to one-third. We expect the percentage of our students that are not eligible for tuition assistance programs of the DoD to continue to increase, particularly as a result of our eligibility to participate in Title IV programs and with our new degree offerings in Education and Information Technology.

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

Proprietary Information Systems and Processes — Through the PAD system, students may access our services online 24/7, such as admission, orientation, course registrations, tuition payments, book requests, grades, transcripts and degree progress, and various other inquiries. We also have created management tools based on the data from the PAD system that help us to improve continuously our academic quality, student support services and marketing efficiency. A key benefit to our proprietary systems and processes is that they allow us to manage the complexities involved in starting over 1,100 classes in over 700 unique courses monthly. We believe our proprietary systems and processes will support a much larger student body and provide us important competitive and cost advantages.

Highly Scalable and Profitable Business Model — We believe our exclusively online education model, our proprietary management information systems, our relatively low student acquisition costs, and our variable faculty cost model have enabled us to expand our operating margins.

Growth Strategies

We believe our growth in student enrollment and revenue has consistently been driven by high student satisfaction and referral rates and increasing acceptance of distance learning within our targeted markets. Between 2006 and 2007, we grew our revenue 73% from $40.0 million to $69.1 million. Our revenues increased by 55% to $107.1 million for the year ended December 31, 2008. As our revenue base grows, we expect our growth rate percentages to decline. However, we expect actual dollar revenue growth to increase. We plan to grow our business by employing the following primary strategies:

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

Focus on Improving Student Retention — As of December 31, 2008, over 80% of the students who have completed three classes with us remain as active students or have graduated from our university system. However, because our academics are rigorous, and because we are an open enrollment university system, accepting into our undergraduate programs all applicants with a high school diploma or equivalent, many of our new students have difficulty continuing with our program and drop after only one or two courses.

Add New Degree Programs — We plan to continue to expand our degree offerings to meet our students’ needs. For example, we recently received approval from The Higher Learning Commission and DETC to offer 19 new Associate degrees and a Bachelor of Science in Criminal Justice with Concentration in Forensics.

Accreditation

An institution must be licensed before it is allowed to teach students but generally cannot be accredited until it has active students and two years of successful, demonstrated performance. The accrediting body must observe the institution’s processes, policies and procedures, and assess its financial viability, among other factors. We maintain institutional accreditation with accrediting bodies recognized by the U.S. Department of Education. The Higher Learning Commission initially granted us Candidacy status in February 2004. We received regional accreditation from The Higher Learning Commission in May 2006. We submitted a February 2009 Progress Report on undergraduate program reviews and assessment to The Higher Learning Commission, notwithstanding that we were not required to do so because of our participation in The Higher Learning Commission’s Academy for Assessment of Student Learning. The Higher Learning Commission has scheduled the next reaccreditation site visit during the 2010-2011 academic year. We received national accreditation with the Accrediting Commission of the Distance Education and Training Council in 1995. DETC’s process provides for a reevaluation and affirmation of our accreditation every five years. We are slated for a reaccreditation review in late 2009.

Curriculum and Scheduling

We offer 125 degree and certificate programs. These programs contain more than 1,200 courses, designated as core, major or elective courses. We offer terms beginning on the first Monday of each month, with approximately 1,100 classes in over 700 unique courses starting each month in either eight- or sixteen-week formats. Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Programs	Number

Master of Arts	15
Master of Business Administration	1
Master of Education	3
Master of Public Health	1
Master of Science	3
Bachelor of Arts	21
Bachelor of Business Administration	1
Bachelor of Science	10
Associate of Arts	12
Associate of Science	7

74
Certificates
Graduate	27
Undergraduate	24

TOTAL	125

At the graduate level, we offer degree programs in the following disciplines:

•	Master of Arts in:

•	Criminal Justice

•	Emergency Management and Disaster Management

•	History

•	Homeland Security

•	Humanities

•	Intelligence Studies

•	International Relations and Conflict Resolution

•	Management

•	Military History

•	Military Studies

•	National Security Studies

•	Political Science

•	Public Administration

•	Security Management

•	Transportation Management and Logistics

•	Master of Business Administration

•	Master of Education in:

•	Administration and Supervision

•	Guidance Counseling

•	Teaching

•	Master of Public Health

•	Master of Science in:

•	Environmental Policy and Management

•	Space Studies

•	Sports Management

At the undergraduate level, we offer degree programs in the following disciplines:

•	Bachelor of Arts in:

•	Child and Family Development

•	Criminal Justice

•	Emergency and Disaster Management

•	English

•	History

•	Homeland Security

•	Hospitality Management

•	Intelligence Studies

•	International Relations

•	Management

•	Marketing

•	Middle Eastern Studies

•	Military History

•	Military Management and Program Acquisition

•	Philosophy

•	Political Science

•	Psychology

•	Religion

•	Security Management

•	Sociology

•	Transportation and Logistics Management

•	Bachelor of Business Administration

•	Bachelor of Science in:

•	Criminal Justice with Concentration in Forensics

•	Environmental Studies

•	Fire Science Management

•	Information Technology

•	Information Technology Management

•	Information System Security

•	Legal Studies

•	Public Health

•	Space Studies

•	Sports and Health Sciences

•	Associate of Arts in:

•	Accounting

•	Business Administration

•	Communication

•	Counter-Terrorism Studies

•	Early Childhood Care and Education

•	General Studies

•	History

•	Hospitality

•	Military History

•	Personnel Administration

•	Real Estate Studies

•	Weapons of Mass Destruction Preparedness

•	Associate of Science in:

•	Computer Applications

•	Database Application Development

•	Fire Science

•	Explosive Ordnance Disposal

•	Web Publishing

•	Paralegal Studies

•	Public Health

Our certificate programs generally consist of a minimum of 18 semester hours of required courses focusing on a particular component of the broader degree program. Students may earn discrete certificates or in combination with work toward a degree program.

Lead Generation and Student Recruitment

We direct our marketing efforts primarily toward building brand awareness and lead generation among professionals serving in the military and public service communities. We mainly focus on a relationship-based strategy by striving to build long term and sustainable relationships with influential people and organizations within these groups. We believe that persons working in these fields tend to be tightly knit, which we believe greatly facilitates personal testimonials from active and former students to prospective students. We believe this approach enables us to achieve student acquisition costs that are substantially less than the industry average. We also utilize internet organic search techniques and key word purchases for more consumer focused marketing efforts.

Admissions

Our universities welcome qualified individuals to apply for admission at any time through an online application process. We are an open enrollment institution, and qualifications for our undergraduate program are a high school diploma or General Education Development certificate. Graduate applicants must hold a baccalaureate degree from an accredited U.S. institution or an equivalent foreign institution. In 2007, more than 65,400 prospective students inquired about admission through our website or by mail, e-mail, or phone and more than 16,100 started at least one course. In 2008, more than 89,600 inquiries were received and more than 23,300 students started at least one course.

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

In addition to military and veterans benefits, we offer a variety of federal and non-federal aid programs to assist students with their education costs. The federal student aid programs under Title IV constituted 13.9% of our net registrations in 2008, and we expect that the ability to participate in these programs is important to our growth. The following aid sources are available from military, federal, state, agency and local organizations to help students meet their education goals:

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

Enrollment and Student Body

Our student body consists of over 45,000 students, and most of them hold full-time employment. Active students are defined as those who have completed a course in the past twelve months, or are currently enrolled or registered for an upcoming course. We disenroll students who fail to register for and complete at least one course in a calendar year, although they may later reapply for admission and active status. Students on extended military deployments may apply for a Program Hold, which keeps them active until they return and are able to resume their studies.

Faculty

Our faculty consists of over 740 members with relevant teaching and practitioner experience. As of December 31, 2008, approximately 120 faculty members are designated as full-time, and more than 620 members are serving as adjunct faculty. A significant majority of our graduate faculty hold a doctorate in the relevant field, while virtually all undergraduate faculty have earned a graduate degree. Exceptions are granted for a limited number of faculty who may not meet the degree standards, but evidence significant experience and achievement in the subject area they teach.

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

Partnership At a Distance

We have established proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. Through PAD we try to create learning partnerships with our students and faculty that remove time and distance barriers. The PAD system serves as the backbone for all online student interaction, other than the classroom, which is provided through a separate program that is integrated with the PAD system. We believe that the PAD system empowers students to control the path to achieving their educational goals by providing them with 24/7 access to resources without requiring intervention from staff. The PAD system also serves as a business workflow process designed to enable faculty and staff to make decisions for continuous process improvement based primarily on objective information and feedback from students. Through the PAD system we are also able to manage on an automated and cost-effective basis the complex administrative tasks resulting from offering monthly semester starts for over 1,100 classes in over 700 unique courses to our over 45,000 students taught by over 740 faculty members.

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

Employees

In addition to our faculty of over 740 members, as of December 31, 2008, we had a professional staff of approximately 400 non-faculty members administering our academic, technology, service and business operations. Most of our employees work in either our headquarters in Charles Town, West Virginia, or in our administrative offices in Manassas, Virginia.

All full-time employees participate in an incentive compensation program, which enables staff and full-time faculty to earn quarterly bonuses based on student retention and satisfaction factors, and an annual bonus based on financial performance.

None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF AMERICAN PUBLIC EDUCATION, INC.

The table below shows information about our executive officers:

Name	Age	Position

Wallace E. Boston, Jr.	54	President, Chief Executive Officer and Director
Harry T. Wilkins	52	Executive Vice President, Chief Financial Officer
Carol S. Gilbert	50	Executive Vice President, Marketing
Dr. Frank B. McCluskey	59	Executive Vice President, Provost
Peter W. Gibbons	56	Senior Vice President, Chief Administrative Officer
Mark L. Leuba	52	Senior Vice President, Chief Information Officer

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

Carol S. Gilbert joined us in May 2004 as Vice President, Programs and Marketing, was promoted to Senior Vice President, Marketing in January 2005 and was promoted to Executive Vice President, Marketing in January 2009. From August 1998 to October 2003, Ms. Gilbert served as Brand Vice President at Marriott International where she led the strategic planning efforts for the SpringHill Suites’ brand and directed business and marketing strategies for the Fairfield Inn brand, including the launch of the Fairfield Inn & Suites brand extension. From April 1996 to October 1997, Ms. Gilbert served as Vice President and Director of Choice Hotels International (formerly owned by Manor Care, Inc.). From February 1991 to April 1996, Ms. Gilbert served as Senior Director, Marketing Strategy of Manor HealthCare Corporation, now Manor Care, Inc.

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

We are also authorized to operate as an out-of-state institution by the State Council of Higher Education for Virginia. We are authorized in Virginia because we have administrative offices there, which requires state authorization under Virginia laws. We regularly review the licensure requirements of other states or contact applicable regulatory agencies of other states to determine whether our activities in these states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. We have sought and received confirmation from a majority of states that our current operations do not require licensure or authorization. In addition to our authorizations from West Virginia and Virginia, we or our representatives have also been certified, approved, or otherwise authorized, or we have been notified that we are exempt from licensure or authorization requirements, in the following states: Alabama, Arkansas, District of Columbia, Florida, Georgia, Kansas, Massachusetts, Minnesota, New Mexico, Pennsylvania, Wisconsin and Wyoming. We or our representatives are licensed or authorized to operate or to conduct activities in these states, excluding states that have notified as that we are exempt from licensure or authorization requirements, because we have determined, or the applicable regulatory agency has advised us, that our activities, or our representative’s activities, in each state constitute a presence or involve an activity requiring licensure or authorization by the relevant state education agency. In some cases, the licensure or authorization is only for specific programs or specific activities. Because we enroll students from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state education agency, from time to time we will need to seek licensure or authorization in additional states.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws, regulations and interpretations may relate to issues such as the requirement that online education institutions be licensed in one or more jurisdictions where they have no physical location or other presence. For instance, in some states we are or may be required to seek licensure or authorization because our recruiters meet with prospective students in the state. In other states, the state education agency requires, or may require, licensure or authorization because, for example, we enroll students or employ faculty who reside in the state. Some state education agencies that do not currently require us to be licensed or authorized may in the future require such licensure or authorization for a variety of reasons, including as a result of: new laws or regulations; changes in our business; changes in the nature or amount of our contact or presence with the applicable state; or changes in the interpretation of existing laws and regulations. New laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

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

Accreditation

We received institutional accreditation in 2006 from The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of Education. Our next comprehensive evaluation will be in 2010 — 2011, as part of a regularly scheduled evaluation process. In November 2008, The Higher Learning Commission conducted a focused visit for the purpose of considering an expansion of our mission to include liberal arts bachelors degrees. In December 2008, The Higher Learning Commission approved expansion of our mission to include liberal arts bachelors degrees. The Higher Learning Commission conducted a focused evaluation in February 2009 due to the August 2008 change in ownership under The Higher Learning Commission’s standards, and the site visitors did not identify concerns related to the August 2008 change and our accreditation status.

Accreditation is a non-governmental system for recognizing educational institutions and their programs for student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions or programs of higher education. To be recognized by the Secretary of Education, accrediting agencies must adopt specific standards and procedures for their review of educational institutions or programs. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity, and quality required for accreditation.

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

We believe many prospective students, employers, state licensing authorities and higher education organizations may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and loss of our regional accreditation would reduce the marketability of the American Public University System even if we were to maintain our national accreditation.

We also believe that military personnel are counseled that regional accreditation is an important consideration when selecting a postsecondary institution and that there are further opportunities to leverage regional accreditation to service members, such as joining degree networks previously closed to us like the Servicemember Opportunity Colleges Degree Network System, a DoD program that promotes its member institutions to military professionals.

Nature of Federal, State and Private Financial Support for Postsecondary Education

Our students finance their education through a combination of individual resources, tuition assistance programs of the United States Armed Forces, private loans, corporate reimbursement programs, and Title IV programs. Participation in these programs adds to the regulation of our operations.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the DoD. Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary schools that are accredited by accrediting agencies that are recognized by the Secretary of Education. For our undergraduate programs we have established tuition per course that can be 100% covered by DoD tuition assistance funds, resulting in no out-of-pocket costs to undergraduate military students to attend our institution. Each branch of the armed forces has established its own rules for the tuition assistance programs of DoD. Pursuant to these rules, in order for service members to use their tuition assistance funds at American Public University System, we need to maintain our state licensure and either our regional or national accreditation and the service member must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their degree.

To the extent that tuition assistance programs do not cover the full cost of tuition for service members, service members may also use their benefits under the Montgomery GI Bill administered by the U.S. Department of Veterans Affairs, or VA, through the GI Bill’s Top-Up feature. If we lost our eligibility to receive tuition assistance from the United States Armed Forces, or if the amount of tuition assistance per service member is reduced, military service members would need to seek alternative funds. While they may be able to use their education benefits under the Montgomery GI Bill in lieu of DoD tuition assistance funds, we do not know if that option would be as attractive to these students. As a result, the inability to participate in DoD tuition assistance programs, and any reduction in the funding for DoD tuition assistance programs, could have a material adverse effect on our operations.

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

We were first certified to participate in Title IV programs in September 2006. The Department of Education has approved us to participate in the following Title IV programs (described below): (1) the Federal Family Education Loan Program (the “FFEL” program), (2) William D. Ford Federal Direct Loan Program (the “Direct Loan Program”, (3) the Federal Pell Grant program (the “Pell” program) and (4) campus-based programs.

(1) FFEL Program.  Under the FFEL program, banks and other lending institutions make loans to students and parents of dependent students. The FFEL program includes the Federal Stafford Loan Program, the Federal PLUS Program (which beginning on July 1, 2006 provided for making loans to graduate and professional students as well as parents of dependent undergraduate students), and the Federal Consolidation Loan Program. If a student defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan.

(2) Direct Loan Program.  Under the Direct Loan Program, the Department of Education makes loan directly to students rather than guaranteeing loans made by lending institutions. To date, we have not originated any loans under this program, but are taking steps to enable us to do so if we decide to participate actively in the program.

(3) Federal Pell Grant Program.  Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors.

(4) Campus-Based Programs.  The “campus-based” Title IV programs include the Federal Supplemental Education Opportunity Grant program, the Federal Work-Study program and the Federal Perkins Loan program.

In addition to the programs stated above, eligible students may participate in several other financial aid programs or receive support from other governmental and private sources. For example, some of our students who are veterans use their benefits under the GI Bill to cover their tuition. Certain of our students are also eligible to receive funds from other education assistance programs administered by the VA. Pursuant to federal law providing benefits for veterans and reservists, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in Virginia and West Virginia. We offer institutional financial aid to eligible students, such as members of the National Sheriffs’ Association. In certain circumstances, our students may access alternative loan programs. Alternative loans are intended to cover the difference between what the student receives from all financial aid sources and the full cost of the student’s education. Students can apply to a number of different lenders for this funding at current market interest rates. Finally, some of our students finance their own education or receive full or partial tuition reimbursement from their employers.

On June 30, 2008, President Bush signed the Post-9/11 Veterans Educational Assistance Act of 2008. The legislation, sometimes referred to as the “New GI Bill”, expands education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard. Under the New GI Bill, eligible veterans may receive benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran is enrolled. In addition, veterans who are not enrolled in distance education programs may receive monthly housing stipends. Veterans may also receive up to $1,000 per academic year for books and other education costs. The provisions regarding benefits for post-9/11 veterans are effective August 1, 2009. The legislation also increases the amount of education benefits available to eligible veterans under pre-existing law, namely the Montgomery GI Bill, effective August 1, 2008. The legislation also authorizes expansion of service members’ ability to transfer veterans education benefits to family members. We cannot predict with certainty whether and how the New GI Bill, including the tuition benefit formula and the housing stipend provision’s distance education exclusion, might affect our operations.

Regulation of Title IV Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, West Virginia) and maintain institutional accreditation by a recognized accrediting agency. In May 2008, we were fully recertified to participate in Title IV programs after having completed an initial period of participation during which we were provisionally certified. In August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. In connection with this review, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010. See “Regulatory Actions and Restrictions on Operations” below for more information.

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, and because Congress recently enacted legislation that imposes new obligations on institutions, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action.  Congress reauthorizes the Higher Education Act approximately every five to six years. On July 31, 2008, Congress completed the reauthorization process by passing the Higher Education Opportunity Act or HEOA. President Bush signed the bill into law on August 14, 2008. HEOA provisions are effective upon enactment, unless otherwise specified in the law. Selected HEOA provisions are described in relevant parts of this annual report. Although Congress took many years to complete reauthorization, three laws to amend and reauthorize aspects of the Higher Education Act have been enacted in the meantime. In February 2006, President Bush signed the Deficit Reduction Act of 2005, which includes the Higher Education Reconciliation Act of 2005 or HERA. Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs. In September 2007, President Bush signed the College Cost Reduction and Access Act, which increased benefits to students under Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. In May 2008, President Bush signed the Ensuring Continued Access to Student Loans Act of 2008, which was designed to facilitate student loan availability and to increase student access to federal financial aid in light of current market conditions. HEOA includes numerous new and revised requirements for higher education institutions and thus increases substantially regulatory burdens imposed on such institutions under the Higher Education Act. We cannot predict with certainty the effect HEOA’s provisions will have on our business. In addition, we cannot predict with certainty whether or when Congress might act to amend further the Higher Education Act. The elimination of certain Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institution.

The Department of Education has stated that affected parties are responsible for taking steps to comply by the effective dates established in HEOA, even though the Department of Education has yet to issue regulations to implement HEOA’s provisions. The Department of Education started the negotiated rulemaking process for certain parts of HEOA by holding a series of public meetings in September and October of 2008. The Higher Education Act requires negotiated rulemaking for the development of all regulations implementing statutory changes to Title IV of the Higher Education Act, which contains the federal student financial assistance programs. The Department of Education recently established five negotiated rulemaking committees and has published tentative negotiation schedules that began in February 2009. The Department of Education has explained that where negotiated rulemaking is not required, HEOA’s provisions will be implemented either through the usual notice and comment processor, where regulations will merely reflect the changes to the Higher Education Act and not expand upon those changes, as technical changes. We cannot predict how the Department of Education will interpret HEOA’s provisions through rulemaking or otherwise. If our efforts to comply with HEOA’s provisions are inconsistent with how the Department of Education interprets those provisions in final regulations or otherwise, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds.

In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. A reduction in federal funding levels of such programs could reduce the ability of certain students to finance their education. These changes, in turn, could lead to lower enrollments, require us to increase our reliance upon alternative sources of student financial aid and impact our growth plans. The loss of or a significant reduction in Title IV program funds available to our students could reduce our enrollment and revenue and possibly have a material adverse effect on our business and plans for growth. In addition, the legislation and implementing regulations applicable to our operations have been subject to frequent revisions, many of which have increased the level of scrutiny to which for-profit postsecondary education institutions are subjected and have raised applicable standards. If we were not to continue to comply with legislation and implementing regulations applicable to our operations, such noncompliance might impair our ability to participate in Title IV programs, offer educational programs or continue to operate. Certain of the statutory and regulatory requirements applicable to us are described below.

Eligibility and Certification Procedures.  Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change of control. An institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in ownership resulting in a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. We are currently provisionally certified because we have recently undergone a change in ownership and control.

On October 2, 2008, we received a letter from the Department of Education approving our August 2008 deemed change in ownership and control and granting us provisional certification until September 30, 2010. See “Regulatory Actions and Restrictions on Operations” for more information.

Distance Learning and Repeal of the “50% Rules”.  We offer all of our existing degree, diploma and certificate programs via Internet-based telecommunications from our headquarters in Charles Town, West Virginia.

Prior to passage of HERA, as part of the Deficit Reduction Act of 2005, the Higher Education Act generally excluded from Title IV programs institutions at which (1) more than 50% of the institution’s courses were offered via correspondence methods, which included online courses under certain circumstances, or (2) 50% or more of the institution’s students were enrolled in courses delivered via correspondence methods, which included online courses under certain circumstances (i.e., the “50% Rules”). Because 100% of our courses are online courses, the 50% Rule regarding online courses previously disqualified us from participation in Title IV programs.

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

Effective July 1, 2006, the 50% Rules were repealed for telecommunications courses (which include online courses) as part of HERA, but remain in place for traditional correspondence courses. Accordingly, online institutions such as us, which offer their courses exclusively through telecommunications, are no longer subject to the 50% Rules. Following passage of HERA, the Department of Education also terminated the Demonstration Program effective as of June 30, 2006.

Under HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. At this time we cannot predict with certainty how our accreditors will interpret this provision for purposes of their own requirements and whether such interpretation will impact our operations.

Administrative Capability.  Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

•	comply with all applicable Title IV program regulations;

•	have capable and sufficient personnel to administer Title IV programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	not have cohort default rates above specified levels;

•	have various procedures in place for safeguarding federal funds;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	provide financial aid counseling to its students;

•	refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

•	submit in a timely manner all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria or any other Department of Education regulation, the Department of Education may:

•	require the repayment of Title IV funds;

•	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards. Generally, the standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations and remain current on its debt payments. The financial responsibility standards include a complex formula that uses line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution. At the request of the Department of Education, we supply our consolidated financial statements to the Department of Education for purposes of calculating the composite score. We have applied the financial responsibility standards to our consolidated financial statements as of and for the year ended December 31, 2008, and calculated a composite score of 3.0 out of a maximum score of 3.0. We therefore believe that we meet the Department of Education’s composite score standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we may be able to establish financial responsibility on an alternative basis by, among other things:

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

Title IV Return of Funds.  Under the Department of Education’s return of funds regulations, when a student withdraws an institution must return unearned funds to the Department of Education in a timely manner. An institution must first determine the amount of Title IV program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds or (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitutes material noncompliance.

The “90/10 Rule.”  A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes us. Under the Higher Education Act, a proprietary institution is prohibited from deriving, on a cash accounting basis, more than 90% of its revenues for any fiscal year from Title IV funds. Prior to the adoption of HEOA, an institution that violated the rule became ineligible to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeded 90%, and it was unable to apply to regain its eligibility until the next fiscal year.

HEOA changed the 90/10 Rule from an eligibility requirement to a compliance obligation that is part of an institution’s program participation agreement with the Department of Education. Accordingly, HEOA generally lessens the severity of noncompliance with the 90/10 Rule, although repeated noncompliance will result in loss of eligibility to participate in Title IV programs. Under the terms of HEOA, a proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. HEOA generally codifies the formula for 90/10 Rule calculations as set forth in current Department of Education regulations, but also expands on the Department of Education’s formula in certain respects, including by broadening the categories of funds that may be counted as revenue for 90/10 Rule purposes. HEOA’s changes to the 90/10 Rule are effective upon enactment, which occurred on August 14, 2008.

Student Loan Defaults.  Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of FFEL program or Direct Loan Program loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the next federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL program or Direct Loan Program loan during that year.

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the FFEL program, Direct Loan Program and Pell program ends 30 days after the notification, unless the institution appeals in a timely manner that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in the FFEL program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Because we have begun only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate.

HEOA modified the Higher Education Act’s cohort default rate provisions related to FFEL program loans and Direct Loan Program loans. Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second following federal fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of cohort default rates calculated under the new formula are available. In addition, effective as of federal fiscal year 2012, the cohort default rate threshold of 25% will be increased to 30%. An institution whose cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available will be ineligible to participate in Title IV programs. If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan. An institution that exceeds 30% for two consecutive years will be required to review, revise and resubmit its default improvement plan, and the Department of Education may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment. An institution whose cohort default rate is 30% or more for any two consecutive federal fiscal years may file an appeal to demonstrate exceptional mitigating circumstances and, if the Secretary of Education determines that the institution demonstrated such circumstances, the Secretary may not subject the institution to provisional certification based solely on the institution’s cohort default rate. At this time, we cannot predict the effect that this change may have on our ability to meet cohort default rate standards.

Incentive Compensation Rules.  As part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Certain Department of Education regulations clarify the incentive payment rule. The regulations set forth 12 “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive compensation rule could result in termination of participation in Title IV programs, limitation on participation in Title IV programs, or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in our present or former employee compensation and third-party contractual arrangements, we believe that our employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act and Department of Education regulations thereunder.

Code of Conduct Related to Student Loans.  HEOA adds a new requirement, as part of an institution’s program participation agreement with the Department of Education, that institutions that participate in Title IV programs adopt a code of conduct pertinent to student loans. For financial aid office or other employees who have responsibility related to education loans, the code must forbid, with limited exceptions, gifts, consulting arrangements with lenders, and advisory board compensation other than reasonable expense reimbursement. The code also must ban revenue-sharing arrangements, “opportunity pools” that lenders offer in exchange for certain promises and staffing assistance from lenders. The institution must post the code prominently on its website and ensure that its officers, employees, and agents who have financial aid responsibilities are informed annually of the code’s provisions. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to federal and private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions. Failure to comply with the code of conduct provision could result in termination of our participation in Title IV programs, limitations on participation in Title IV programs, or financial penalties.

Preferred Lender Lists.  The Department of Education recently published regulations, effective July 1, 2008, that in part address institutions’ student loan activity. In particular, the Department of Education’s regulations establish new rules applicable to institutions that make available a list of recommended or suggested lenders for use by potential borrowers. For example, an institution must include at least three unaffiliated lenders on a list, must disclose the method and criteria used to select lenders, must provide comparative information about benefits offered by listed lenders, must include a “prominent statement” that borrowers may select a lender not on the list, and must update the list and accompanying information at least annually.

Under HEOA, institutions that receive any federal funding and enter into preferred lender arrangements must comply with certain requirements related to development and disclosure of preferred lender list. Such institutions must submit annual reports to the Department of Education that explain, among other matters, why the institution has a preferred lender arrangement. Such institution also must publish a code of conduct with certain specified provisions. If the institution participates in Title IV programs, the institution’s preferred lender list must satisfy certain requirements, many of which are included in current Department of Education regulations. In addition, HEOA requires an institution to exercise a duty of care and a duty of loyalty to compile a preferred lender list without prejudice and for the sole benefit of students at the institution and their families. The list must cover the institution’s preferred lender arrangements related to federal and private loans. Institutions with preferred lenders also must make certain disclosures — based on information provided annually by the lender to the institution — for each type of loan offered under a preferred lender arrangement. Failure to comply with preferred lender list rules under the Higher Education Act or the Department of Education’s regulations could result in termination of participation in Title IV programs, limitations on participation in federal student financial aid programs, or financial penalties.

College Affordability and Transparency Lists.  Under HEOA, beginning July 1, 2011, the Department of Education will publish on its website lists of the top five percent of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its web site. The Department of Education also will post lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted. We cannot predict with certainty the effect such lists will have on our operations.

Compliance Reviews.  We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General (“OIG”), state licensing agencies, agencies that guarantee FFEL program loans, the Department of Veterans Affairs and accrediting agencies. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act and Department of Education regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the Department of Education. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with Department of Education regulations.

Privacy.  The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations require institutions to allow students to review and request changes to such student’s education records maintained by the institution, notify students at least annually of this inspection right, and maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in the student’s personally identifiable information. FERPA also limits the disclosure of a student’s personally identifiable information by an institution without such student’s prior written consent. If an institution fails to comply with FERPA or the Department of Education’s FERPA regulations, the Department of Education may require corrective actions by the institution, withhold further payments under any applicable Title IV program or terminate an institution’s eligibility to participate in Title IV programs. In addition, an institution participating in any Title IV program is obligated to safeguard customer information pursuant to applicable provisions of the Gramm-Leach-Bliley Act, or GLBA, and Federal Trade Commission, or FTC, regulations. GLBA and FTC regulations require an institution to develop and maintain a comprehensive information security program to protect personally identifiable financial information of students, parents or other individuals with whom an institution has a customer relationship. If an institution fails to comply with GLBA or FTC regulations, it may be required to take corrective actions, be subject to FTC monitoring and oversight, and be subject to fines or penalties imposed by the FTC.

Potential Effect of Regulatory Violations.  If we fail to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring us to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate our participation in Title IV programs. In addition, the agencies that guarantee FFEL program loans for our students could initiate proceedings to limit, suspend or terminate our eligibility to provide guaranteed student loans in the event of certain regulatory violations. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment, or termination, of our participation in Title IV programs, our enrollments, revenues and results of operations would be materially and adversely affected.

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

Under the Higher Education Act and Department of Education regulations, a proprietary institution of higher education must have been in existence for at least two years in order to be eligible to participate in Title IV programs. The Department of Education considers an institution to have been in existence for two years if it was legally authorized to give (and continuously was giving) the same postsecondary instruction for at least two consecutive years. Thus, when a for-profit institution applies to participate in Title IV programs for the first time, it must show that it is in compliance with the so-called two-year rule. An institution subject to the two-year rule may not award Title IV funds to a student in a program that is not included in the institution’s approval documents. For institutions that are subject to the two-year rule, during the institution’s initial period of participation in Title IV programs, the Department of Education will not approve additional programs that would expand the scope of the institution’s eligibility. The Department of Education may provide an exception to such limitation if the institution demonstrates that the program has been legally authorized and continuously provided for at least two years prior to the date of the request. In addition, when an institution is certified for the first time, its certification is provisional until the Department of Education has reviewed a compliance audit that covers a complete fiscal year of Title IV program participation and has decided to certify fully the institution. In the first quarter of 2008, we timely filed a recertification application because our initial period of certification was scheduled to end on June 30, 2008. As part of that recertification process, the Department of Education fully certified us and it no longer considers us to be in our initial period of certification. However, in August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. On October 2, 2008 the Department of Education approved our change in ownership application and granted us provisional certification for a two-year period ending September 30, 2010. Our program participation agreement provides that as a provisionally certified institution, we must apply for and receive approval by the Secretary for any substantial change. Under our program participation agreement, substantial changes include but are not limited to establishment of additional locations, an increase in the level of academic offering, and addition of any non-degree or short-term training program. The Department of Education has advised us that an institution that is provisionally certified based on a change in ownership and control that resulted from a reduction of ownership interest is able to add new degree programs under the same conditions that apply to a fully certified institution.

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

The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change in control loses its eligibility to participate in Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily provisionally certify an institution seeking approval of a change in ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within 10 business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. Department of Education regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. Department of Education regulations provide that a change of control of a publicly traded corporation occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock could be determined by the Department of Education to be a change in ownership and control under this standard.

When a change of ownership resulting in a change of control occurs, the Department of Education applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. When a publicly traded company undergoes a change in ownership and control due to a reduction in ownership interest, as occurred when funds affiliated with ABS Capital Partners recently distributed approximately 400,000 shares of our stock to its general and limited partners, the institution may submit its most recent quarterly financial statement as filed with the SEC, along with copies of all other SEC filings made after the close of the fiscal year for which a compliance audit has been submitted to the Department of Education, instead of the “same day” balance sheet. In addition, when a change in ownership and control occurs and there is a new owner, the institution must submit to the Department of Education audited financial statements of the institution’s new owner’s two most recently completed fiscal years that are prepared and audited in accordance with Department of Education requirements. The Department may determine whether the financial statements meet financial responsibility standards with respect to the composite score formula. If the institution does not satisfy these requirements, the Department of Education may condition its approval of the change of ownership on the institution’s agreeing to letters of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. If the new owner does not have the required audited financial statements, the Department of Education may impose certain restrictions on the institution, including with respect to adding locations and programs.

In August 2008, funds affiliated with ABS Capital Partners reduced their beneficial ownership interest from approximately 26% to approximately 24% of our outstanding common stock by distributing to their limited partners and general partners 400,000 shares of our stock. As a result of such distribution, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010.

Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definitions of an agency that regulates us might require us to obtain approval of the change in ownership and control in order to maintain our regulatory approval. Under certain circumstances, the West Virginia Higher Education Policy Commission and the State

Council of Higher Education for Virginia might require us to seek approval of changes in ownership and control in order to maintain our state authorization or licensure. With respect to the ABS Funds’ August 2008 distribution of 400,000 shares of our stock to their limited and general partners, the State Council of Higher Education for Virginia did not consider the distribution to be a change in ownership under its regulations and the West Virginia Higher Education Policy Commission approved the change.

Pursuant to federal law providing benefits for veterans and reservists, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in West Virginia and Virginia. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

A change of control could occur as a result of future transactions in which we are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, as a publicly traded company, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares.

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

Our revenue increased 73% from $40.0 million in 2006 to $69.1 million in 2007, and it increased 55% from $69.1 million in 2007 to $107.1 million in 2008, primarily due to strong referrals from current students, new student marketing, and the receipt of regional accreditation in May 2006. The same factors that led to the growth in revenues also contributed to our net income improving to $16.2 million in 2008 from $8.8 million in 2007. The rate of revenue growth from 2007 to 2008 was at a lower pace than the rate of growth from 2006 to 2007. As our revenue base grows, we expect our growth rate percentages to decline. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue and earnings growth, or if investors react negatively to the slowing of our growth rates, the value of our stock price may decline.

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

Tuition assistance programs offered to United States Armed Forces personnel constituted 65% of our net course registrations for 2008, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

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

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. Under certain circumstances or because we are currently provisionally certified by the Department of Education, to be eligible for Title IV programs, a new academic program may need to be approved by the Department of Education. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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

Building awareness of AMU and APU and the programs we offer among potential students is critical to our ability to attract new students. In order to maintain and increase our revenues and profits, we must continue to attract new students in a cost-effective manner and these students must remain active in our programs. During 2008, we increased the amounts spent on marketing and advertising, and we anticipate this trend to continue, particularly as a result of our attempts to attract and retain students from non-military market sectors. We use marketing tools such as the Internet, exhibits at conferences, and print media advertising to promote our schools and programs. Additionally, we rely on the general reputation of AMU and APU and referrals from current students, alumni and educational service officers in the United States Armed Forces as a source of new students. Some of the factors that could prevent us from successfully advertising and marketing our programs and from successfully enrolling and retaining students in our programs include:

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

Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more members of our management team could harm our business. Except for the employment agreements we have with Mr. Boston, Dr. McCluskey and Mr. Wilkins, we do not have employment agreements with any of our other executive officers or key personnel. We do not maintain key person life insurance policies on any of our employees.

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

We have non-exclusive articulation agreements or memoranda of understanding with various educational institutions of the United States Armed Forces and other governmental education programs. Articulation agreements and memoranda of understanding are agreements pursuant to which we agree to award academic credits toward our degrees for learning in educational programs offered by others. Additionally, we rely on relationships with educational service offices on military bases and base education officers to distribute our information to interested service members. If our relationships with educational service offices or base education counselors deteriorate or end, our efforts to recruit students from that base will be impaired. If our articulation agreements and memoranda of understanding are eliminated, or if our relationships with educational service offices or base education counselors deteriorate, this could materially and adversely affect our revenues and results of operations.

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

In August 2008, funds affiliated with ABS Capital Partners reduced their beneficial ownership interest from approximately 26% to approximately 24% of our outstanding common stock by distributing to their limited partners and general partners 400,000 shares of our stock. As a result of this distribution of shares, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from our regional accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010.

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

American Public University System is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education, and by the Accrediting Commission of the Distance Education and Training Council, or DETC, which is a national accrediting agency recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in the tuition assistance programs of the United States Armed Forces. In 2008, we derived approximately 65% of our net course registrations from these tuition assistance programs. Accreditation by an accrediting agency that is recognized by the Secretary of Education for Title IV purposes is also required for an institution to become and remain eligible to participate in Title IV programs. American Public University System achieved regional accreditation from The Higher Learning Commission in 2006 and has had national accreditation from the Distance Education and Training Council since 1995. We have identified The Higher Learning Commission as our primary accreditor for Title IV purposes. Either The Higher Learning Commission or DETC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited American Public University System must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agencies. Furthermore, many prospective students may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and we believe that loss of regional accreditation may reduce the marketability of American Public University System even if national accreditation were maintained. The complete loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the United States Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

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

American Public University System has a physical presence in the Commonwealth of Virginia based on administrative offices in that state, and it is authorized by the State Council of Higher Education for Virginia. We are currently reviewing the licensure requirements of other states to determine whether our activities in these states constitute a presence or otherwise require licensure or authorization by the respective state education agencies, and we have, and are in the process of seeking, licensure or authorization in additional states. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, state laws and regulations may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, the West Virginia Higher Education Policy Commission, The Higher Learning Commission or DETC. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Although we believe that the only state licensure or authorization that is necessary for American Public University System to participate in the tuition assistance programs for the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission, loss of licensure or authorization in other states or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in those states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

We must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by the Department of Education prior to seeking recertification, and our future success may be adversely affected if we are unable to successfully maintain certification or obtain recertification.

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. In 2006 we applied to participate in Title IV programs for the first time and were provisionally certified for a period through June 30, 2007. We timely submitted our application for recertification, and the Department of Education granted us provisional certification through June 30, 2008. In May 2008, we were fully recertified to participate in Title IV programs. In August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010. A provisionally certified institution must apply for and receive Department of Education approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. The Department of Education may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

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

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall for-profit school sector may negatively affect public perceptions of other for-profit educational institutions, including American Public University System. In addition, recent reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting bodies, state legislatures or other governmental authorities with respect to all for-profit institutions, including us.

Congress may change the law or reduce funding for Title IV programs, which could reduce our student population, revenues and profit margin.

The Higher Education Act comes up for reauthorization by Congress approximately every five to six years. When Congress does not act on complete reauthorization, there are typically amendments and extensions of authorization. On August 14, 2008, President Bush signed into law the Higher Education Opportunity Act, or HEOA, which reauthorizes the Higher Education Act. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. We cannot predict with certainty the effect HEOA will have on our business. Further, many of the provisions of HEOA are effective upon enactment, even though the Department of Education has not yet promulgated regulations related to such provisions. If our efforts to comply with the provisions of HEOA are inconsistent with how the Department of Education interprets those provisions in final regulations or otherwise, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. In addition, there is no assurance that Congress will not in the future enact changes that decrease Title IV program funds available to students, including students who attend our institution. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs, would require us to arrange for other sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action, including HEOA, may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin. Further, President Bush signed three major laws that amend the Higher Education Act. Among other measures, those laws reauthorize the federal student loan programs, reduce interest rates on certain federal student loans, reduce government subsidies to lenders that participate in federal student loan programs, and seek to facilitate student loan availability in light of current market conditions. We are not in a position to predict with certainty whether any legislation will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institution and adversely affect our revenues and results of operations.

Investigations by state attorneys general, Congress and governmental agencies regarding relationships between loan providers and educational institutions and their financial aid officers may result in increased regulatory burdens and costs.

In recent years, the student lending practices of postsecondary educational institutions, financial aid officers and student loan providers have been subjected to several investigations by state attorneys general, Congress and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. HEOA contains new requirements pertinent to relationships between lenders and institutions. In particular, HEOA requires institutions to have a code of conduct, with certain specified provisions, pertinent to interactions with lenders of student loans, prohibits certain activities by lenders and guaranty agencies with respect to institutions, and establishes substantive and disclosure requirements for lists of recommended or suggested lenders of federal and private student loans. In addition, HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. The Department of Education recently promulgated regulations, generally effective July 1, 2008, that in part address institutions’ student loan activity. In particular, the Department of Education’s regulations clarify and expand rules pertinent to relationships between institutions and lenders and establish new rules applicable to institutions that make available a list of recommended or suggested lenders for use by potential borrowers. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. Because of the evolving nature of these legislative efforts and various inquiries and developments, we can neither know nor predict with certainty their outcome or effects, or the potential remedial actions that might result from these or other potential inquiries. Governmental action may impose increased administrative and regulatory costs and decreased profit margins.

We are subject to sanctions that could be material to our results and damage our reputation if we fail to calculate correctly and return timely Title IV program funds for students who withdraw before completing their educational program.

A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Because we began to participate in Title IV programs in 2006, we have limited experience complying with these provisions. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit constitutes material noncompliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education, which could increase our cost of regulatory compliance and adversely affect our results of operations.

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

An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. HEOA modifies the Higher Education Act’s default rate provisions. Beginning with default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second following federal fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of cohort default rates calculated under the new formula are available. In addition, effective as of federal fiscal year 2012, the cohort default rate threshold of 25% will be increased to 30%. HEOA also requires certain default prevention action by an institution with a default rate of 30% or more. Because we have begun only recently to enroll students who are participating in these federal student loan programs, we have no historical cohort default rates. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate. If American Public University System loses its eligibility to participate in Title IV programs because of high student loan default rates, our students would no longer be eligible to use Title IV program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

Risks Related to Owning our Common Stock

The price of our common stock may be volatile, and as a result returns on an investment in our common stock may be volatile.

We completed our initial public offering in November 2007. For a significant portion of the time since our initial public offering, we have had relatively limited public float, and trading in our common stock has also been limited and, at times, volatile. An active trading market for our common stock may not be sustained, and the trading price of our common stock may fluctuate substantially.

The price of the common stock may fluctuate as a result of:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings, enrollments or net course registrations, or fluctuations in our operating results or in the expectations of securities analysts;

•	the actual, anticipated or perceived impact of changes in government policies, laws and regulations, or similar changes made by accrediting bodies;

•	the depth and liquidity of the market for our common stock;

•	general economic conditions and trends;

•	catastrophic events;

•	sales of large blocks of our stock; or

•	recruitment or departure of key personnel.

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

Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continuing the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures following our becoming a public company and we have just become subject to the requirements of Section 404 of the Sarbanes-Oxley Act for the first time for the year ended December 31, 2008. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Failure to maintain effective internal controls could lead to a lack of confidence by investors in our reported results, a decline in our stock price and significant costs to remediate the situation.

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

We operate facilities in Charles Town, West Virginia and in Manassas, Virginia, which are within a one hour drive of each other and are located within the Washington, DC metropolitan area. The corporate headquarters, academic, technology, finance, admissions, and advancement offices are located in Charles Town, occupying nine downtown facilities totaling approximately 58,000 square feet. The student services and marketing operations are located in Manassas in facilities totaling approximately 49,000 square feet. All facilities are leased with the exception of the Academic Center, Corporate/Finance Offices, Technology Center and a small guest and conference center. Lease terms vary by facility, with termination dates ranging from 2009 to 2015. Each lease has extension provisions ranging from 3 to 7 years. We continually evaluate our space needs and evaluate opportunities for continued physical growth, which includes considering both additional existing structures and potential new construction projects.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we have been and may be involved in various legal proceedings. We currently have no material legal proceedings pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Year Ended December 31, 2007	Low	High

Fourth Quarter (November 9, 2007 — December 31, 2007)	$29.23	$46.98

Year Ended December 31, 2008

First Quarter 2008	$27.56	$44.94
Second Quarter 2008	$29.51	$41.36
Third Quarter 2008	$34.53	$53.24
Fourth Quarter 2008	$33.00	$49.96

Holders

As of March 6, 2009, there were approximately 363 holders of record of our common stock.

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

Performance Graph

The graph below matches American Public Education, Inc.’s cumulative 14-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of seven companies that includes: Apollo Group Inc, Capella Education Company, Career Education Corp., Corinthian Colleges Inc, Devry Inc, ITT Educational Services Inc and Strayer Education Inc. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (with the reinvestment of all dividends) from 11/9/2007 to 12/31/2008.

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*
Among American Public Education, Inc., The S&P 500 Index,
The NASDAQ Composite Index And A Peer Group

*	$100 invested on 11/6/07 in stock & 10/31/07 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	11/07	11/07	12/07	1/08	2/08	3/08	4/08	5/08	6/08	7/08	8/08	9/08	10/08	11/08	12/08

American Public Education, Inc.	100.00	117.79	116.31	109.72	92.79	84.55	89.67	103.26	108.69	126.48	124.44	134.41	123.25	110.13	103.54
S&P 500	100.00	95.82	95.15	89.45	86.54	86.17	90.36	91.53	83.82	83.11	84.31	76.80	63.90	59.32	59.32
NASDAQ Composite	100.00	92.82	92.28	82.95	79.32	79.30	84.09	87.90	80.11	80.07	81.16	71.09	58.29	52.19	53.76
Peer Group	100.00	95.18	85.08	88.95	67.97	55.46	72.66	71.00	68.29	82.23	80.42	75.47	84.66	91.78	90.95

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Employees of the Company are provided the opportunity to forfeit shares of restricted stock equivalent to the minimum statutory tax withholding required to be paid when their restricted stock vests. During the quarter ended December 31, 2008, the Company accepted for forfeiture 6,419 shares of restricted stock for satisfaction of $295,000 in minimum statutory tax withholding.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2008, and the selected consolidated balance sheet data as of December 31, 2008 and 2007, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2005 and 2004, and selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004, have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share and net registration data)

Statement of Operations Data:
Revenues	$23,119	$28,178	$40,045	$69,095	$107,147
Costs and expenses:
Instructional costs and services	10,944	13,247	17,959	29,479	43,561
Selling and promotional	2,206	4,043	4,895	6,765	12,361
General and administrative	5,737	7,364	9,150	15,335	21,302
Write-off of software development project(1)	—	—	3,148	—	—
Depreciation and amortization	674	1,300	1,953	2,825	4,235

Total costs and expenses	19,561	25,954	37,105	54,404	81,459

Income from continuing operations before interest income and income taxes	3,558	2,224	2,940	14,691	25,688
Interest income, net	56	225	289	888	706

Income from continuing operations before income taxes	3,614	2,449	3,229	15,579	26,394
Income tax expense	1,327	1,061	771	6,829	10,207

Income from continuing operations	2,287	1,388	2,458	8,750	16,187
Preferred stock charge and accretion	(1,085)	(12,985)	—	—	—

Income (loss) from continuing operations attributable to common stockholders	1,202	(11,597)	2,458	8,750	16,187
Loss from discontinued operations, net of income tax benefit	—	(303)	(660)	—	—

Net income (loss) attributable to common stockholders	$1,202	$(11,900)	$1,798	$8,750	$16,187

Income (loss) from continuing operations per common share:
Basic	$0.22	$(1.44)	$0.21	$0.69	$0.91
Diluted	$0.22	$(1.44)	$0.20	$0.64	$0.86
Net income (loss) attributable to common stockholders per common share:
Basic	$0.22	$(1.48)	$0.15	$0.69	$0.91
Diluted	$0.22	$(1.48)	$0.15	$0.64	$0.86
Weighted average number of shares outstanding:
Basic	5,386	8,055	11,741	12,759	17,840
Diluted	5,407	8,055	12,178	13,601	18,822
Other Data:
Net cash provided by operating activities	$4,546	$3,660	$8,929	$17,517	$29,757
Capital expenditures	$2,612	$4,613	$4,475	$6,827	$10,009
Stock-based compensation(2)	$0	$1,198	$284	$1,033	$1,674
Net course registrations(3)	32,558	37,506	54,828	94,846	147,124

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,250	$5,511	$11,678	$26,951	$47,714
Working capital(4)	$7,197	$5,741	$10,412	$21,433	$36,357
Total assets	$18,223	$22,444	$28,750	$48,980	$78,813
Total redeemable preferred stock	$11,339	$—	$—	$—	$—
Stockholders’ equity	$738	$14,539	$16,821	$33,507	$53,475

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Income from continuing operations	$2,287	$1,388	$2,458	$8,750	$16,187
Interest (income), net	(56)	(225)	(289)	(888)	(706)
Income tax expense	1,327	1,061	771	6,829	10,207
Depreciation and amortization	674	1,300	1,953	2,825	4,235
EBITDA from continuing operations	$4,232	$3,524	$4,893	$17,516	$29,923

(1)	During 2006, $3.1 million of capitalized software development costs were written off when management determined that the asset related to these costs was impaired because we are no longer pursuing the related project.

(2)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R)-Share-Based Payment, or SFAS 123R, which requires companies to expense share-based compensation based on fair value. Prior to January 1, 2006, we accounted for share-based payment in accordance with Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees, and provided the disclosure required in SFAS 123-Accounting for Stock-Based Compensation, as amended by SFAS No. 148-Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. Stock-based compensation expense for the year ended December 31, 2005 resulted from the repurchase of shares of common stock acquired upon exercise of employee stock options.

(3)	Net course registrations represent the total number of course registrations for students that have attended a portion of a course.

(4)	Working capital is calculated by subtracting total current liabilities from total current assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty, increased at a compound annual growth rate (CAGR) of 64% from 2006 to 2008. Over that same time, total revenue increased at a CAGR of 64%, from $40.0 million in 2006 to $107.1 million in 2008. We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving growth. Net course registrations increased by 55% in 2008 over 2007, our revenue increased from $69.1 million to $107.1 million, or by 55%, over the same time period and operating margins increased to 24.0% from 21.3% over the same time period. Net course registrations increased by 73% in 2007 over 2006, our revenue increased from $40.0 million to $69.1 million, or by 73%, over the same time period and operating margins increased to 21.3% from 7.2% over the same time period. While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations or revenue as we do not expect that our historical growth rates are sustainable. Similarly, you should not rely on the improvement in our operating margins in any prior periods as an indication of our future operating margins. You should also note that our rates of growth in net course registrations, revenues and earnings from 2007 to 2008 were all lower than our rate of growth from 2006 to 2007. We do not expect to return to the levels of growth that we had from 2006 to 2007, when we had a particularly strong growth rate, which we think is largely as a result of our receipt of regional accreditation in late 2006.

Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. We first became eligible to use Title IV funds beginning with classes that started in November 2006. For the year ended December 31, 2008, 13.9% of our net course registrations were from students using financial aid under Title IV programs. Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, estimating the costs and expenses associated with administering Title IV programs and complying with the associated regulations is difficult.

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of American Public University System which operates our two universities, AMU and APU. Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for federal student aid programs under Title IV for classes beginning in November 2006. In September 2007, we received approval from The Higher Learning Commission to offer seven new degree programs in Education and Information Technology.

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

We believe our curriculum is directly relevant to federal, state and local law enforcement and other first responders, but historically this market was limited to us because, outside the federal government, only a few agencies or departments have the tuition reimbursement plans critical to fund continuing adult education. Now that our students can obtain low cost student loans or grants through Title IV programs, we have begun to increase our focus on these markets. Title IV programs require participating students to take more courses per semester than students participating in Department of Defense, or DoD, tuition assistance programs. As a result, we expect that our increased focus on markets that utilize Title IV programs may cause the average number of courses per student to increase.

Tuition.  Providing affordable programs is an important element of our strategy for growth. Other than a modest increase in 2007 for graduate tuition, we have not raised tuition since 2000. We set our tuition costs so that our undergraduate military students may take courses without incurring out-of-pocket costs because our tuition is within the DoD tuition ceilings. Using the DoD tuition ceiling as a benchmark keeps our tuition in line with four-year public university, in-state rates.

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

Changes in Connection with Becoming a Public Company

As a public company, we have begun and will continue to incur significant additional costs and expenses such as increased legal and audit fees, professional fees, directors’ and officers’ insurance costs and expenses related to compliance with Sarbanes-Oxley Act regulations and other annual costs of doing business as a public company including hiring additional personnel and expanding our administrative functions. We expect these additional expenses will continue to range from $1.5 million to $2.0 million per year and anticipate funding costs relating to being a public company with cash provided by operating activities and cash on hand. A significant portion of the costs and expenses in 2008 related to our preparation for our first year subject to Section 404 of the Sarbanes-Oxley Act, and we expect those costs to be lower in future years.

Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of long-lived assets, contingencies, income taxes and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

A summary of our critical accounting policies follows:

Revenue recognition.  We record all tuition as deferred revenue when students begin a class. At the beginning of each class, revenue is recognized on a pro rata basis over the period of the class, which is either eight or sixteen weeks. This results in our balance sheet including future revenues that have not yet been earned as deferred revenue for classes that are in progress. Students who request to be placed on program hold are required to complete or withdraw from the courses prior to being placed on hold. Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16), other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor. Tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program that remits payments directly to us. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been yet earned by us, is presented as deferred revenue in the accompanying balance sheet.

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

Property and equipment.  Property and equipment are carried at cost less accumulated depreciation. Assets acquired under capital leases are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset at the inception of the lease. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Our Partnership At a Distance, or PAD, is a customized student information and services system, that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company capitalizes the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Valuation of long-lived assets.  We account for the valuation of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell. We account for the valuation of long-lived assets with intangible lives that are not subject to amortization under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset that is not subject to amortization to be tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized pursuant to step two of the two-step process prescribed in SFAS No. 142.

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

We have selected the Black-Scholes option pricing model to estimate the fair value of the stock option awards on the date of grant. Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. We calculate the expected term of stock option awards using the “simplified method” as defined by Staff Accounting Bulleting No. 107 and 110 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FAS 123(R).

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. In February 2009, FASB issued FASB Staff Position No. (FSP),157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In April, 2008, FASB issued FASB Staff Position No. (FSP) 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 and FSP 157-2 are effective for the Company on January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), Business Combinations (“SFAS 141R”). The Statement establishes revised principles and requirements for how the company will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In addition, in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 141R and 160 are effective for us on January 1, 2009.

The adoption of the above standards is not expected to have a material impact on our financial statements.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2006	2007	2008

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	44.9%	42.6%	40.7%
Selling and promotional	12.2%	9.8%	11.5%
General and administrative	22.9%	22.2%	19.9%
Write-off of software development project	7.9%	—%	—%
Depreciation and amortization	4.9%	4.1%	3.9%

Total costs and expenses	92.8%	78.7%	76.0%

Income from continuing operations before interest income and income taxes	7.2%	21.3%	24.0%
Interest income, net	0.7%	1.3%	0.6%

Income from continuing operations before income taxes	7.9%	22.6%	24.6%
Income tax expense	1.9%	9.9%	9.5%

Income from continuing operations	6.0%	12.7%	15.1%
Loss from discontinued operations, net of income tax benefit	(1.6)%	—%	—%

Net income	4.4%	12.7%	15.1%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Revenues for the year ended December 31, 2008 were $107.1 million, an increase of 55% from $69.1 million for the year ended December 31, 2007. Net course registrations increased 55% to 147,124 in 2008 from 94,846 in 2007. The increase in net course registrations was primarily attributable to increased student referrals, the achievement of regional accreditation in May 2006, and our participation in the Title IV program for classes starting in November 2006.

Costs and Expenses

Costs and expenses were $81.5 million for the year ended December 31, 2008, an increase of $27.1 million, or 50%, compared to $54.4 million for prior year ended December 31, 2007. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues decreased to 76.0% in 2008 from 78.7% in 2007. Similarly, our income from continuing operations before interest income and income taxes, or our operating margin, increased to 24.0% from 21.3% over that same period. This decrease in costs and expenses as a percentage of revenues and increase in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue declined due to the proportionately higher growth in revenues as compared with the growth in expenses.

Instructional costs and services.  Instructional costs and services expenses for the year ended December 31, 2008 were $43.6 million, representing an increase of 48% from $29.5 million for the year ended December 31, 2007. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expense as a percentage of revenues decreased to 40.7% in 2008 from 42.6% in 2007. This decrease was primarily due to an increase in the average class size, which provided for a more efficient use of our full-time faculty. Full-time faculty increased to approximately 120 at December 31, 2008 from 99 at December 31, 2007.

Selling and promotional.  Selling and promotional expenses for the year ended December 31, 2008 were $12.4 million, representing an increase of 83% from $6.8 million for the year ended December 31, 2007. This increase was primarily due to an increase in advertising expense and the number of personnel in our admissions department required to support higher student enrollments. Selling and promotional expenses as a percentage of revenues increased to 11.5% in 2008 from 9.8% for in 2007.

General and administrative.  General and administrative expenses for the year ended December 31, 2008 were $21.3 million, representing an increase of 39% from $15.3 million for the year ended December 31, 2007. The increase in expense was a result of the need for additional technology, financial positions, professional services, management and administrative facilities required to support a larger student body, participation in federal student aid, expenses associated with being a public company, and an increase in stock-based compensation expense. General and administrative expenses as a percentage of revenues decreased to 19.9% in 2008 from 22.2% in 2007. This decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

Depreciation and amortization.  Depreciation and amortization expenses were $4.2 million for the year ended December 31, 2008, compared with $2.8 million for the year ended December 21, 2007. This represents an increase of 50%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based compensation.  Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for the year ended December 31, 2008 was $1.7 million in the aggregate, representing an increase of 62% from $1.0 million for the year ended December 21, 2007. The increase in stock-based compensation expense is primarily attributable to an increase in new stock option grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2007 and 2008 (in thousands):

	Year Ended December 31,
	2007	2008

Instructional costs and services	$113	$223
Selling and promotional	49	70
General and administrative	871	1,381

Total stock-based compensation expense	$1,033	$1,674

Net Interest Income

Net interest income was $706,000 for the year ended December 31, 2008, representing a decrease of 21% from $888,000 for the year ended December 31, 2007. The decrease was attributable to investing cash in lower yielding investments and a decrease in interest rates for these investments, offset by an increase in cash flow from operations resulting in higher cash balances.

Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2008 and 2007 of $10.2 million and $6.8 million, respectively, or effective tax rates of 38.7% and 43.8%, respectively. The decrease in the effective tax rate was generally a result of the effects of a reduction in the aggregate state income tax rate.

Net Income

Net income was $16.2 million for the year ended December 31, 2008, compared to net income of $8.8 million for the year ended December 31, 2007, an increase of $7.4 million. This increase was related to the factors discussed above.

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

The table below reflects our stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 and 2007 (in thousands):

	Year Ended December 31,
	2006	2007

Instructional costs and services	$77	$113
Selling and promotional	16	49
General and administrative	191	871

Total stock-based compensation expense	$191	$1,033

Net Interest Income

Net interest income was $888,000 for the year ended December 31, 2007, representing an increase of 207% from $289,000 for the year ended December 31, 2006. This is attributable to increased cash flow from operations resulting in investment income on higher cash balances.

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

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our eight last quarters ended December 31, 2008. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(Dollars in thousands)
	(Unaudited)

Statement of Operations Data:
Revenues	$14,089	$16,173	$17,612	$21,221	$23,241	$24,999	$27,404	$31,503
Costs and expenses:
Instructional costs and services	6,105	6,886	7,708	8,780	9,912	10,521	10,901	12,227
Selling and promotional	1,439	1,449	1,946	1,931	2,177	2,613	3,600	3,971
General and administrative	3,236	3,837	3,695	4,567	4,803	5,072	5,586	5,841
Depreciation and amortization	618	705	685	817	898	1,031	1,114	1,192

Total costs and expenses	11,398	12,877	14,034	16,095	17,790	19,237	21,201	23,231

Income from operations before taxes	2,691	3,296	3,578	5,126	5,451	5,762	6,203	8,272
Interest income, net	144	194	257	293	242	196	181	87

Income before income taxes	2,835	3,490	3,835	5,419	5,693	5,958	6,384	8,359
Income tax expense	1,301	1,454	1,613	2,461	2,288	2,033	2,568	3,318

Net income	$1,534	$2,036	$2,222	$2,958	$3,405	$3,925	$3,816	$5,041

Other Data:
Stock-based compensation	$502	$116	$136	$279	$377	$469	$396	$432
Net cash provided by operating activities	$4,575	$5,386	$4,539	$3,017	$6,979	$4,973	$7,832	$9,973
Capital expenditures	$838	$932	$1,719	$3,338	$2,193	$2,437	$1,917	$3,462
Net course registrations	20,798	20,923	25,291	27,834	33,091	33,261	38,926	41,846

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the years ended December 31, 2008 and 2007 primarily through cash provided by operating activities. Cash and cash equivalents were $47.7 million and $27.0 million at December 31, 2008 and 2007, respectively.

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

We have available to us a line of credit with a maximum borrowing amount of up to $5.0 million. The line bears interest at LIBOR plus 200 basis points (2.1% at December 31, 2008). The line is secured by substantially all of our assets. We have never borrowed under this line of credit facility.

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

Operating Activities

Net cash provided by operating activities was $29.8 million, $17.5 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Investing Activities

Net cash used in investing activities was $10.9 million, $7.2 million and $4.9 million for the years ended December 31, 2008, 2007, and 2006 respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which have been related to software development and IT infrastructure costs and buildings to support expansion. Capital expenditures could be significantly higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth.

Financing Activities

Net cash provided by financing activities was $1.9 million, $4.9 million, and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decline is a result of a reduction in stock issued for cash. On November 8, 2007, the Company declared a special distribution in the amount of $93.8 million or $7.63 per share of common stock and Class A common stock, payable upon the completion of the initial public offering to stockholders of record immediately prior to the completion of the offering. The Company used proceeds from the initial public offering to pay the special distribution.

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

Contractual Commitments

We have various contractual obligations consisting of operating leases. The following table sets forth our future contractual obligations as of December 31, 2008.

		Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$5,713	$1,039	$1,893	$1,805	$976

Total contractual obligations	$5,713	$1,039	$1,893	$1,805	$976

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006, 2007 or 2008. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition. We do not generally increase our tuition rates, however our costs do continually increase with inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2008.

Market Risk

We have no material derivative financial instruments or derivative commodity instruments. We maintain our cash and cash equivalents in bank deposit accounts, which at times may exceed Federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Public Education, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiary listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2009 expressed and unqualified opinion on the effectiveness of American Public Education, Inc. and Subsidiary’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

Vienna, Virginia
March 10, 2009

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Balance Sheets

	As of
	December 31,
	2007	2008
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$26,951	$47,714
Accounts receivable, net of allowance of $385 in 2007 and $537 in 2008	4,896	6,188
Prepaid expenses	1,596	2,156
Income tax receivable	1,089	1,306
Deferred income taxes	309	640

Total current assets	34,841	58,004
Property and equipment, net	13,364	19,622
Other assets	775	1,187

Total assets	$48,980	$78,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,471	$4,946
Accrued liabilities	2,770	5,250
Accrued bonus	1,553	1,825
Deferred revenue and student deposits	6,614	9,626

Total current liabilities	13,408	21,647
Deferred income taxes	2,065	3,691

Total liabilities	15,473	25,338

Commitments and contingencies (Note 4 and 9)
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized shares — 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares — 100,000; 18,030 issued and 18,023 outstanding in 2008; 17,688 issued and outstanding in 2007	177	180
Additional paid-in capital	128,005	132,078
Less cost of 6 shares of treasury stock	—	(295)
Accumulated deficit	(94,675)	(78,488)

Total stockholders’ equity	33,507	53,475

Total liabilities and stockholders’ equity	$48,980	$78,813

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except per share amounts)

Revenues	$40,045	$69,095	$107,147

Costs and expenses:
Instructional costs and services	17,959	29,479	43,561
Selling and promotional	4,895	6,765	12,361
General and administrative	9,150	15,335	21,302
Write-off of software development project	3,148	—	—
Depreciation and amortization	1,953	2,825	4,235

Total costs and expenses	37,105	54,404	81,459

Income from continuing operations before interest income and income taxes	2,940	14,691	25,688
Interest income, net	289	888	706

Income from continuing operations before income taxes	3,229	15,579	26,394
Income tax expense	771	6,829	10,207

Income from continuing operations	2,458	8,750	16,187
Loss from discontinued operations, net of income tax benefit of $314 in 2006	(660)	—	—

Net income	$1,798	$8,750	$16,187

Income from continuing operations per common share:
Basic	$0.21	$0.69	$0.91
Diluted	$0.20	$0.64	$0.86
Net income per common share:
Basic	$0.15	$0.69	$0.91
Diluted	$0.15	$0.64	$0.86
Weighted average number of shares outstanding:
Basic	11,741	12,759	17,840
Diluted	12,178	13,601	18,822

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

	Class A				Treasury		Additional		Total
	Common Stock		Common Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(In thousands, except shares)

Balance at December 31, 2005	9,256,258	$93	2,420,242	$24	—	$—	$25,895	$(11,473)	$14,539
Stock issued for cash	—	—	122,100	1	—	—	199	—	200
Stock-based compensation	—	—	—	—	—	—	284	—	284
Net income	—	—	—	—	—	—	—	1,798	1,798

Balance at December 31, 2006	9,256,258	93	2,542,342	25	—	—	26,378	(9,675)	16,821
Conversion of classs A shares	(9,256,258)	(93)	9,256,258	93	—	—	—	—	—
Stock issued in initial public offering, net of issuance costs	—	—	5,390,625	54	—	—	98,195	—	98,249
Special distribution to stockholders from initial public offering proceeds								(93,750)	(93,750)
Stock issued for cash	—	—	509,727	5	—	—	1,682	—	1,687
Stock repurchased from shareholder	—	—	(11,000)	—	—	—	(55)	—	(55)
Stock-based compensation	—	—	—	—	—	—	1,033	—	1,033
Excess tax benefit from stock based compensation	—	—	—	—	—	—	772	—	772
Net income	—	—	—	—	—	—	—	8,750	8,750

Balance at December 31, 2007	—	—	17,687,952	177	—	—	$128,005	(94,675)	33,507
Stock issued in public offerings, net of issuance costs			40,000		—	—	220	—	220
Stock issued for cash	—	—	296,919	3	—	—	547	—	550
Stock issued for director compensation	—	—	4,872	—	—	—	196	—	196
Restricted stock repurchased from stockholders			—	—	(6,419)	(295)	—	—	(295)
Stock-based compensation	—	—	—	—	—	—	1,674	—	1,674
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,436	—	1,436
Net income	—	—	—	—	—	—	—	16,187	16,187

Balance at December 31, 2008	—	$—	18,029,743	$180	(6,419)	$(295)	$132,078	$(78,488)	$53,475

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Operating activities
Net income	$1,798	$8,750	$16,187
Add: (Loss) from discontinued operations, net	(660)	—	—

Income from continuing operations	2,458	8,750	16,187
Adjustments to reconcile net income to net cash provided by operating activities Provision for bad debts/(decrease) in allowance for doubtful accounts	(307)	121	152
Depreciation and amortization	1,953	2,825	4,235
Loss on write-off of software project	3,148	—	—
Stock-based compensation	284	1,033	1,674
Stock issued for director compensation	—	—	196
Deferred income taxes	(599)	618	1,295
Changes in operating assets and liabilities:
Accounts receivable	(989)	430	(1,443)
Prepaid expenses and other assets	(324)	(739)	(560)
Income tax receivable	589	(410)	(217)
Accounts payable	390	969	2,474
Accrued liabilities	814	561	2,479
Accrued bonus	525	596	273
Deferred revenue and student deposits	1,069	2,763	3,012

Net cash provided by operating activities from continuing operations	9,011	17,517	29,757
Net cash used in operating activities from discontinued operations	(82)	—	—

Net cash provided by operating activities	8,929	17,517	29,757

Investing activities
Capital expenditures	(4,475)	(6,827)	(10,009)
Capitalized program development costs and other assets	(459)	(347)	(896)

Net cash used in investing activities	(4,934)	(7,174)	(10,905)

Financing activities
Borrowing on long-term debt	1,980	—	—
Payments on long-term debt	(7)	(1,973)	—
Cash paid for repurchase of common stock	—	(55)	(295)
Cash received from issuance of common stock, net of issuance costs	199	99,936	770
Cash distributed to shareholders from public offering proceeds	—	(93,750)	—
Excess tax benefit from stock-based compensation	—	772	1,436

Net cash provided by financing activities	2,172	4,930	1,911

Net increase in cash and cash equivalents	6,167	15,273	20,763
Cash and cash equivalents at beginning of period	5,511	11,678	26,951

Cash and cash equivalents at end of period	$11,678	$26,951	$47,714

Supplemental disclosures of cash flow information
Interest paid	$52	$56	$—

Income taxes paid	$384	$5,849	$8,023

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business.  American Public Education, Inc. (“APEI”) together with its subsidiary (the “Company”) is a provider of exclusively online postsecondary education directed at the needs of the military and public service communities that operates in one reportable segment. APEI has one subsidiary, American Public University System, Inc. (the “University System”), a West Virginia corporation, which operates through two universities, American Military University and American Public University.

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

Principles of consolidation.  The accompanying consolidated financial statements include accounts of APEI and its wholly-owned subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

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

Property and equipment.  Property and equipment is carried at cost less accumulated depreciation. Assets acquired under capital leases are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset at the inception of the lease. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Partnership At a Distance, or PAD, system is a customized student information and services system that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company capitalizes the costs for program

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Valuation of long-lived assets.  The Company accounts for the valuation of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell. The Company accounts for the valuation of long-lived assets that are not subject to amortization under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset that is not subject to amortization to be tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized pursuant to step two of the two-step process prescribed in SFAS No. 142.

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

Deferred revenue and student deposits at December 31, 2007 and 2008 consisted of the following:

	As of
	December 31,
	2007	2008
	(In thousands)

Deferred revenue	$3,842	$5,435
Student deposits	2,772	4,191

Total deferred revenue and student deposits	$6,614	$9,626

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $397,000, $605,000, and $725,000 was provided for the years ended December 31, 2006, 2007 and 2008, respectively, and are included as a reduction to tuition revenue in the accompanying statements of income.

Advertising costs.  Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2006, 2007 and 2008 of $1,816,000, $2,913,000 and $6,405,000, respectively, and are included in selling and promotion costs in the accompanying statements of income.

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

Stock-based compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R, which requires companies to expense share-based compensation based on fair value. Prior to January 1, 2006, the Company accounted for share-based payment in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provided the disclosure required in SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123.

The following amounts of stock-based compensation have been included in the operating expense line-items indicated:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Instructional costs and services	$77	$113	$223
Selling and promotional	16	49	70
General and administrative	191	871	1,381

Total stock-based compensation expense	$284	$1,033	$1,674

Income per common share.  Basic income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.

There were no outstanding options to purchase common shares that were not included in the computation of diluted net income per common share for the years ended December 31, 2006, 2007 and 2008, respectively.

Fair value of financial instruments.  The methods and significant assumptions used to estimate the fair values of financial instruments are as follows: the carrying amounts including cash and cash equivalents, tuition receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

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

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. In February 2009, FASB issued FASB Staff Position No. (FSP),157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In April 2008, FASB issued FASB Staff Position No. (FSP) 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 and FSP 157-2 are effective for the Company on January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), Business Combinations (“SFAS 141R”). The Statement establishes revised principles and requirements for how the company will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In addition, in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 141R and 160 are effective for the company on January 1, 2009.

The adoption of the above standards is not expected to have a material impact on the Company’s financial statements.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Property and Equipment

Property and equipment at December 31, 2007 and 2008 consisted of the following:

	Useful
	Life	2007	2008
		(In thousands)

Land	—	$217	$367
Building and building improvements	27.5 - 39 years	3,986	6,080
Leasehold improvements	life of lease	550	1,574
Office equipment	5 years	647	976
Computer equipment	3 years	3,913	5,413
Furniture and fixtures	7 years	930	2,218
Vehicles	5 years	—	23
Software development	5 years	9,181	12,690
Program development	3 years	486	969

		19,910	30,310
Accumulated depreciation and amortization		6,546	10,688

		$13,364	$19,622

During the years ended December 31, 2006, 2007 and 2008, the Company recorded $1,953,000, $2,825,000 and $4,235,000, respectively, in depreciation and amortization expense.

Note 3.	Line of Credit

The Company has available a line of credit with a maximum borrowing amount of up to $5,000,000. The line bears interest at LIBOR plus 200 basis points (2.1% at December 31, 2008 and 6.8% at December 31, 2007). The line is secured by substantially all of the assets of the University System. There were no amounts outstanding as of December 31, 2007 and 2008, respectively.

Note 4.	Operating Leases

The Company leases office space in Virginia and West Virginia under operating leases that expire between August 2009 and March 2015. Rent expense related to these operating leases amounted to $683,000, $791,000 and $1,248,000 for the years ended December 31, 2006, 2007 and 2008, respectively. The minimum rental commitment under the operating leases is due as follows:

Years Ending December 31,
(In thousands)

2009	$1,039
2010	995
2011	898
2012	905
2013	900
Thereafter	976

$5,713

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2006, 2007 and 2008 were as follows:

	2006	2007	2008
	(In thousands)

Current income tax expense:
Federal	$938	$4,899	$7,158
State	117	1,312	1,754

	1,055	6,211	8,912

Deferred tax expense (benefit):
Federal	(585)	492	1,090
State	(13)	126	205

	(598)	618	1,295

	$457	$6,829	$10,207

The tax effects of principal temporary differences are as follows:

	2007	2008
	(In thousands)

Deferred tax assets:
Property and equipment	$535	$644
Stock option compensation expense	247	509
Allowance for doubtful accounts	154	213
Accrued vacation and severance	145	198
Other	34	69

	1,115	1,633

Deferred tax liabilities:
Income tax deductible capitalized software development costs	(2,599)	(4,335)
Prepaid expenses	(272)	(349)

	(2,871)	(4,684)

	$(1,756)	$(3,051)

The deferred tax amounts above have been classified on the accompanying balance sheets as of December 31, 2007 and 2008, as follows:

	2007	2008
	(In thousands)

Current assets	$309	$640

Non-current liabilities	$(2,065)	$(3,691)

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to permanent tax differences, research and development tax credits related to capitalized software development costs, and the use of historical tax credits, as follows:

	2006		2007		2008
	Amount	%	Amount	%	Amount	%
			(In thousands)

Tax expense at statutory rate	$751	34.00	$5,453	35.00	$9,238	35.00
State taxes, net	112	5.05	934	6.00	1,273	4.82
Permanent differences	20	0.09	184	1.18	138	0.53
Other	(426)	(19.26)	258	1.65	(442)	(1.67)

	$457	19.88	$6,829	43.83	$10,207	38.68

Permanent differences in the table above are mainly attributable to nondeductible stock-based compensation on incentive stock options.

Other is primarily historic rehabilitation credits associated with real estate acquired in 2006, adjustments for estimates made in a prior period, and research and development tax credits related to capitalized software development costs.

In June 2006, the FASB issued Interpretation No. 48 — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. This interpretation was effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN 48 effective January 1, 2007. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. Interest and penalties associated with uncertain income tax positions are classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For federal and state tax purposes, tax years 2005-2008 remain open to examination. Currently, no examinations are open in any jurisdiction.

Note 6.	Other Employee Benefits

The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to all of its eligible employees. The participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions. On June 20, 2008, the Company filed a Form S-8 to register 100,000 shares of common stock that may be purchased in the open market and subsequently issued pursuant to the retirement plan. The Company made discretionary contributions to the plan of $400,000, $623,000, and $843,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP was implemented effective July 1, 2008, with quarterly enrollment periods. Participants may only enter the plan and establish their withholdings at the start of an enrollment period. They may withdraw from the plan and end payroll deductions any time up to five days before the purchase date and funds will be returned to them. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. The total value of contributions per participant may not exceed approximately $21,000 annually (or the value of the common stock cannot exceed $25,000). The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 100,000 shares. Shares purchased in the open market for employees for the year ended December 31, 2008 were as follows:

		Common Stock		Compensation
Purchase Date	Shares	Fair Value	Purchase Price	Expense

September 30, 2008	1,656	$48.28	$41.03	$12,006
December 31, 2008	2,418	$37.19	$31.61	$13,492

Total/Weighted Average	4,074	$41.70	$35.44	$25,498

Note 7.	Stockholders’ Equity

Common Stock

In connection with the Company’s initial public offering described in Note 8, the Company effected an 11-for-1 stock split of its common stock and its Class A common stock on September 19, 2007, the Company increased its authorized capital and each share of Class A common stock was converted into a share of common stock. All share and per share amounts related to common stock, Class A common stock, options and the warrant included in the consolidated financial statements have been restated to reflect the stock split.

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

Stock Incentive Plans

In February 2002, the Company adopted the 2002 Stock Incentive Plan (the “2002 Stock Plan”). The 2002 Stock Plan initially allowed the Company to grant up to 990,000 shares of stock options and restricted stock at fair value to employees, officers, directors, and service providers of the Company and its affiliates, at the discretion of the Board of Directors. Options granted to date and currently outstanding vest ratably over periods of three to five years and expire in 10 years from the date of grant. The options were granted to employees at a purchase price that approximates the fair value of the Company’s stock. In August 2002, the 2002 Stock Plan was amended to increase the shares of common stock reserved for grant under the plan to 1,815,000. In August 2005, the 2002 Stock Plan was amended to increase the shares of common stock reserved for grant under the plan to 2,200,000.

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

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the initial public offering, on November 8, 2007, the Company granted options to purchase 259,050 shares of common stock with an exercise price equal to the initial public offering price of $20.00 per share. The options will vest ratably over a period of three years and the options will expire seven years from the date of grant. In connection with the closing of the public offering, on November 14, 2007, the Company issued 72,573 shares of restricted stock to employees and directors at the initial public offering price of $20.00 per share. The restricted stock issued to employees will vest ratably over a period of three years, and the restricted stock granted to directors vested in full in connection with the Company’s 2008 annual meeting of stockholders. Upon the closing of the initial public offering, the Company issued 10 shares to each full time employee below the level of vice president, for an aggregate of 3,800 shares of common stock.

On January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R — Share Based Payment, a revision of FASB Statement No. 123 — Accounting for Stock Based Compensation (“SFAS 123R”). This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards. The Company elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, the Company has not restated financial results for prior periods.

For the years ended December 31, 2006, 2007 and 2008, the Company recognized $284,000, $1,033,000 and $1,674,000 in stock-based compensation expense as required under SFAS 123R and a total income tax benefit of $57,000, $198,000 and $575,000, respectively.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. We calculate the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins No. 107 and 110 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FAS 123(R).

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	2006	2007	2008

Expected volatility	45.60%	23.97% - 27.75%	26.23-28.00%
Expected dividends	0.00%	0.00%	0.00%
Expected term, in years	6.5	4.5 - 6.5	4.0 - 4.5
Risk-free interest rate	4.61%-5.01%	3.46%-4.76%	2.59-3.41%
Weighted-average fair value of options granted during the year	$2.38	$2.92	$8.26

A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2008 and the changes during the periods then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average Exercise	Contracual	Intrinsic
	of Options	Price	Life (years)	Value
				(In thousands)

Outstanding, December 31, 2007	1,537,835	$6.13
Options granted	945	$31.00
Awards exercised	(268,456)	$2.05
Awards forfeited	(12,883)	$6.52

Outstanding, December 31, 2008	1,257,441	$7.02	6.80	$37,942

Exercisable, December 31, 2008	512,950	$6.42	6.73	$15,783

The following table summarizes information regarding stock option exercises:

	2006	2007	2008
	(In thousands)

Proceeds from stock options exercised	$199	$891	$550

Intrinsic value of stock options exercised	$356	$2,614	$9,978

Tax benefit from exercises	$—	$68	$1,654

As of December 31, 2008 there was $2,417,000 of total unrecognized compensation cost, representing $1,512,000 of unrecognized compensation cost associated with share-based compensation arrangements, and $904,000 of unrecognized compensation cost associated with non-vested restricted stock. That total remaining cost is expected to be recognized over a weighted average period of 1.80 and 1.83 years, respectively.

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The table below sets forth the restricted stock activity for the year ended December 31, 2008:

		Weighted
	Number	Average Grant
	of Shares	Price and Fair Value

Non vested, December 31, 2007	72,573	$20.00
Shares granted	5,838	39.01
Vested shares	(28,463)	20.00
Shares forfeited	(960)	20.00

Non vested, December 31, 2008	48,988	$22.27

There were no shares of restricted stock not included in the computation of diluted net income per common share for the year ended December 31, 2008. The Company recognized an income tax benefit of $282,000, from vested shares for the year ended December 31, 2008.

Employees are provided the option to forfeit to the Company shares equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the year ended December 31, 2008, the Company accepted for forfeiture 6,419 shares for $295,000 under this arrangement.

Note 8.	Warrant and Public Offerings

Warrant

In connection with an August 2002 equity offering, the Company issued a warrant (the “Warrant”) to a third party placement agent for its service in arranging and negotiating the offering. In August 2005, in connection with a subsequent financing the Company entered into an agreement to exchange the Warrant into a warrant to purchase 155,815 shares of Class A common stock. The warrant was exercised in October 2007 at $4.62 per share. Upon exercise, the excess tax benefit was $718,000 and the intrinsic value was $1,772,000.

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

AMERICAN PUBLIC EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Offerings

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

On November 12, 2008, APEI filed a Registration Statement that was subsequently amended on Form S-3 (Registration No. 333-155300) for a public offering, which was completed on December 12, 2008. In the offering 4,227,952 shares were sold consisting of 15,000 shares sold by the Company and 3,791,657 shares sold by certain stockholders of the Company. Total net proceeds to the Company were $52,280, after deducting underwriting discounts and commissions, and offering expenses. The Company did not receive any of the proceeds from the sale of common stock sold by the selling stockholders. Certain selling stockholders granted the underwriters a 30-day option to purchase up to an additional 421,295 shares at the public offering price to cover over-allotments. On December 9, 2008, the underwriters of the Company’s public offering exercised their over-allotment option in full. The closing of the exercise of the over-allotment option occurred on December 9, 2008. The Company did not receive any of the proceeds from the sale of common stock held by the selling stockholders in the over-allotment option exercise.

Note 9.	Contingencies

From time to time the Company may be involved in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

Note 10.	Concentration

Approximately 67%, 66% and 65% of the Company’s 2006, 2007 and 2008 revenues, respectively, were derived from students who receive tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. A reduction in this assistance could have a significant impact on the Company’s operations. In October of 2006, APUS was approved for participation in Title IV programs, allowing the Company to participate in federal student aid programs.

Note 11.	Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Because the Company operates in one segment and provides one group of similar services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent auditors, McGladrey & Pullen, LLP, have issued an audit report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Public Education, Inc.

We have audited American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. American Public Education, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Public Education, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion.

/s/  McGladrey & Pullen, LLP

Vienna, VA
March 10, 2009

Changes in internal control over financial reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, information regarding our executive officers is set forth in Part I of this annual report under the caption Item 1. “Executive Officers of American Public Education, Inc.”

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

Additional Information

The additional information regarding directors, executive officers and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2008 with respect to our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2008 with respect to our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2008 with respect to our 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2008 with respect to our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2008 with respect to our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The information required by this item is included in Item 8 of Part II of this annual report on Form 10-K.

(2) The information required by this item is included in Item 8 of Part II of this annual report on Form 10-K.

(3) Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

(b) Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

(c) Schedule II: Valuation and Qualifying Accounts.

Other schedules are omitted because they are not required.

AMERICAN PUBLIC EDUCATION, INC.

Schedule II
Valuation and Qualifying Accounts

	Balance at
	Beginning of	Additions/		Balance at
	Period	(Reductions)	Write-Offs	End of Period

Year ended December 31, 2008:
Allowance for receivables	$385	$454	$(302)	$537
Year ended December 31, 2007:
Allowance for receivables	$263	$606	$(484)	$385
Year ended December 31, 2006:
Allowance for receivables	$570	$392	$(699)	$263

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,, in the city of Charles Town, State of West Virginia, on March   , 2009.

American Public Education, Inc.

By:	/s/ Wallace E. Boston, Jr.
Name:     Wallace E. Boston, Jr.

Title:	President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Wallace E. Boston, Jr. Wallace E. Boston, Jr.	March 10, 2009	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Harry T. Wilkins Harry T. Wilkins	March 10, 2009	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Phillip A. Clough Phillip A. Clough	March 10, 2009	Chairman of the Board of Directors

/s/ J. Christopher Everett J. Christopher Everett	March 10, 2009	Director

/s/ F. David Fowler F. David Fowler	March 10, 2009	Director

/s/ Jean C. Halle Jean C. Halle	March 10, 2009	Director

/s/ Timothy J. Landon Timothy J. Landon	March 10, 2009	Director

/s/ David L. Warnock David L. Warnock	March 10, 2009	Director

/s/ Timothy W. Weglicki Timothy W. Weglicki	March 10, 2009	Director

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

3.1		Fifth Amended Restated Certificate of Incorporation of the Company(1)
3.2		Second Amended and Restated Bylaws of the Company(1)
4.1		Form of certificate representing the Common Stock, $0.01 par value per share, of the Company
10	.1+	American Public Education, Inc. 2002 Stock Incentive Plan
10	.1A+	Form of Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
10	.1B+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
10	.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2A+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2B+	Form of Restricted Stock Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10	.2C+	Form of Restricted Stock Agreement for grants to Directors pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
10.3		Form of Indemnification Agreement
10	.4+	Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007
10	.4A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (filed herewith)
10	.5+	Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007
10	.5A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007 (filed herewith)
10	.6+	Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005
10	.6A+	Amendment dated December 31, 2008, to the Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005 (filed herewith)
10	.7+	Employment Agreement between the Company and James H. Herhusky dated October 31, 2003
10	.8+	Annual Incentive Plan
10	.9+	American Public Education, Inc. Employee Stock Purchase Plan
21.1		List of Subsidiaries (filed herewith)
23.1		Consent of McGladrey & Pullen, LLP (filed herewith)
31.1		Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on November 14, 2007.