Form 10-Q
period 2009-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2009-05-07
CIK 1201792

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2009

                                       or

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

Yes |X| No |_|

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer |_|                     Accelerated filer |X|
   Non-accelerated filer |_|                       Smaller reporting company |_|
   (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The total number of shares of common stock outstanding as of April 30, 2009 was 18,147,896.
--------------------------------------------------------------------------------

                         AMERICAN PUBLIC EDUCATION, INC.
                                    FORM 10-Q
                                      INDEX


                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14
Item 4.  Controls and Procedures                                             15



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings                                                   15
Item 1A. Risk Factors                                                        15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                         AMERICAN PUBLIC EDUCATION, INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                             As of March 31,  As of December 31,
                                                  2009                2008
                                             ---------------  ------------------
                                               (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents                  $       52,968   $          47,714
  Accounts receivable, net of allowance of
   $697 in 2009 and $537 in 2008                      8,018               6,188
  Prepaid expenses                                    2,284               2,156
  Income tax receivable                                   -               1,306
  Deferred income taxes                                 942                 640
                                             ---------------  ------------------

Total current assets                                 64,212              58,004
Property and equipment, net                          20,117              19,622
Other assets, net                                     1,306               1,187
                                             ---------------  ------------------
Total assets                                 $       85,635   $          78,813
                                             ===============  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $        3,935   $           4,946
  Accrued liabilities                                 4,174               5,250
  Accrued bonus                                       1,074               1,825
  Income tax payable                                  1,617                   -
  Deferred revenue and student deposits              10,823               9,626
                                             ---------------  ------------------

Total current liabilities                            21,623              21,647
Deferred income taxes                                 3,821               3,691
                                             ---------------  ------------------
Total liabilities                                    25,444              25,338
                                             ---------------  ------------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.01 par value;
     Authorized shares - 10,000; no shares
     issued or outstanding                                -                   -
  Common stock, $.01 par value;
     Authorized shares - 100,000; 18,103
      issued and 18,103 outstanding in 2009;
      18,030 issued and 18,023 outstanding in
      2008                                              181                 180
     Additional paid-in capital                     133,260             132,078
     Less cost of 6 shares of treasury stock              -                (295)
     Accumulated deficit                            (73,250)            (78,488)
                                             ---------------  ------------------

Total stockholders' equity                           60,191              53,475
                                             ---------------  ------------------

Total liabilities and stockholders' equity   $       85,635   $          78,813
                                             ===============  ==================

     The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                        Consolidated Statements of Income
               (In thousands, except share and per share amounts)


                                                        Three Months Ended
                                                   -----------------------------
                                                              March 31,
                                                   -----------------------------
                                                       2009             2008
                                                   -------------   -------------
                                                            (Unaudited)

Revenues                                           $     33,161    $     23,241
                                                   -------------   -------------
Costs and expenses:
   Instructional costs and services                      12,743           9,912
   Selling and promotional                                4,331           2,177
   General and administrative                             6,056           4,803
   Depreciation and amortization                          1,297             898
                                                   -------------   -------------

   Total costs and expenses                              24,427          17,790
                                                   -------------   -------------

Income from operations before
 interest income and income taxes                         8,734           5,451
  Interest income, net                                       11             242
                                                   -------------   -------------

Income before income taxes                                8,745           5,693
  Income tax expense                                      3,507           2,288
                                                   -------------   -------------

Net income                                         $      5,238    $      3,405
                                                   =============   =============


Net Income per common share:
     Basic                                         $       0.29    $       0.19
                                                   =============   =============

     Diluted                                       $       0.28    $       0.18
                                                   =============   =============

Weighted average number of
 common shares:
     Basic                                           18,055,009      17,735,908
                                                   =============   =============

     Diluted                                         18,888,600      18,767,995
                                                   =============   =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                       2009              2008
                                                     ---------         ---------
                                                             (Unaudited)

Operating activities
Net income                                           $  5,238          $  3,405
Adjustments to reconcile net income to net cash
 provided by operating activities
   Provision for bad debt                                 160               207
   Depreciation and amortization                        1,297               898
   Stock-based compensation                               535               377
   Stock issued for director compensation                  41                49
   Deferred income taxes                                 (172)             (143)
Changes in operating assets and liabilities:
   Accounts receivable                                 (1,990)              222
   Prepaid expenses and other assets                     (128)             (139)
   Income tax receivable                                1,306             1,089
   Accounts payable                                    (1,011)             (592)
   Accrued liabilities                                 (1,076)              123
   Accrued bonus                                         (751)             (791)
   Income tax payable                                   1,617               910
   Deferred revenue and student deposits                1,197             1,413
                                                     ---------         ---------

Net cash provided by operating activities               6,263             7,028
                                                     ---------         ---------

Investing activities
Capital expenditures                                   (1,754)           (2,193)
Capitalized program development costs and other
 assets                                                  (157)             (736)
                                                     ---------         ---------

Net cash used in investing activities                  (1,911)           (2,929)
                                                     ---------         ---------

Financing activities
Cash paid for repurchase of common stock                   (1)                -
Cash received from issuance of common stock, net of
 issuance costs                                           209               273
Excess tax benefit from stock based compensation          694               429
                                                     ---------         ---------

Net cash provided by financing activities                 902               702
                                                     ---------         ---------

Net increase in cash and cash equivalents               5,254             4,801
Cash and cash equivalents at beginning of period       47,714            26,951
                                                     ---------         ---------

Cash and cash equivalents at end of period           $ 52,968          $ 31,752
                                                     =========         =========

Supplemental disclosure of cash flow information
Income taxes paid                                    $     63          $      3
                                                     =========         =========

     The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                   Notes to Consolidated Financial Statements

1. Nature of the Business

     American Public Education, Inc. ("APEI") together with its subsidiary (the "Company") is a provider of exclusively online postsecondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI has one subsidiary, American Public University System, Inc. (the "University System"), a West Virginia corporation, which operates through two universities, American Military University and American Public University.

     The University System achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for federal student aid programs under Title IV for classes beginning in November 2006.

2. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany transactions have been eliminated in consolidation. The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and footnotes in its audited financial statements included in its Annual Report, on Form 10-K, for the year ended December 31, 2008.

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. In February 2009, FASB issued FASB Staff Position No. (FSP) 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The effective date for the Company is January 1, 2009. In April 2009, FASB issued FASB Staff Position No.
(FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 reaffirms SFAS 157's objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction. Its effective date is for interim and annual periods ending after June 15, 2009 but it may be adopted early for the interim and annual periods ending after March 15, 2009.

     In April 2008, FASB issued FASB Staff Position No. (FSP) 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 was effective for the Company on January 1, 2009.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), Business Combinations ("SFAS 141R") which was amended and clarified in April 2009 when FASB issued FASB Staff Position No.
(FSP) 141(R)-1. The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In addition, in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent's ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 141R and 160 are effective for the Company on January 1, 2009.

     The adoption of the above standards did not have a material impact on the financial statements for the three months ended March 31, 2009 and is not expected to have a material impact on the Company's financial statements.

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

     From time to time the Company may be involved in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company's business, operations, financial condition or cash flows. As of March 31, 2009, management believes there were no material commitments or contingencies requiring disclosure.

   Concentration

     Approximately 63% and 66% of the Company's revenues for the three months ended March 31, 2009 and 2008 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. A reduction in this assistance could have a significant impact on the Company's operations.

3. Net Income Per Common Share

     Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options and restricted stock. Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were no anti-dilutive stock options or restricted stock excluded from the calculation for the three months ended March 31, 2009 and 2008.

4. Income Taxes

     The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal and state tax purposes, tax years 2005-2008 remain open to examination. Currently, no examinations are open in any jurisdiction.

     The actual combined effective tax rate for the three months ended March 31, 2009 was 40.1% which is in line with the 40.0% effective combined Federal and state statutory rate the Company was anticipating.

     The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

5. Stock Based Compensation

     On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the "new equity plan"), and APEI's stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007. Upon adoption of the new equity plan, APEI ceased making awards under the 2002 Stock Plan. The new equity plan authorized the grant of up to 1,100,000 shares plus any shares of common stock remaining available for issuance under the 2002 Stock Plan as of the effective date of the new equity plan and any shares of APEI common stock that are subject to outstanding awards under the new equity plan or the 2002 Stock Plan that expire or are forfeited, canceled or settled for cash without delivery of shares of APEI common stock after the effective date of the new equity plan. As of December 31, 2007, there were 3,751 shares available for issuance from the 2002 Stock Plan which were added to the 1,100,000 shares then available for issuance under the new equity plan. As of March 31, 2009 there were 651,872 shares available for grant under the plan. Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

     The Company has adopted the provisions of FASB Statement No. 123R -- Share Based Payment, a revision of FASB Statement No. 123 -- Accounting for Stock Based Compensation ("SFAS 123R"). This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards. The Company elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement; therefore, the Company has not restated financial results for prior periods.

     Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI's stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. We calculate the expected term of stock option awards using the "simplified method" in accordance with Staff Accounting Bulletins No. 107 and 110 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury three-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day.

                                                March 31, 2009   March 31, 2008
                                                --------------------------------
Expected volatility                               27.17%-29.20%          26.23%
Expected dividends                                        0.00%            0.00%
Expected term, in years                              4.0 - 4.5              4.5
Risk-free interest rate                               1.0%-1.3%            2.59%
Weighted-average fair value of options
 granted during the year                        $         9.09   $         8.26

     Options granted through March 31, 2009 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant. Option activity is summarized as follows (unaudited):

                                                                              Aggregate
                                              Weighted     Weighted-Average   Intrinsic
                                  Number       Average        Contractual       Value
                               of Options  Exercise Price     Life (Yrs)    (In thousands)
------------------------------------------------------------------------------------------
Outstanding, December 31, 2008  1,257,441  $        7.02
  Options granted                  87,584  $       37.19
  Awards exercised                (78,786) $        2.83
  Awards forfeited                   (630) $       20.00

                              ------------------------------------------------------------
Outstanding, March 31, 2009     1,265,609  $        9.36   $          6.63  $      41,388
                              ============================================================

Exercisable, March 31, 2009       572,769  $        6.08   $          6.72  $      20,606
                              ============================================================

     The following table summarizes information regarding stock option exercises (unaudited):

                                                March 31, 2009   March 31, 2008
                                                         (In thousands)
                                                --------------------------------
Proceeds from stock options exercised           $         223    $          106
Intrinsic value of stock options exercised      $       2,950    $        2,394
Tax benefit from exercises                      $         717    $          432

     The table below summarizes the restricted stock activity for the three months ended March 31, 2009 (unaudited):

                                                                Weighted-Average
                                                     Number        Grant Price
                                                    of Shares    and Fair Value
                                                    ----------------------------
   Non vested, December 31, 2008                      48,988    $         22.27
   Shares granted                                     18,358    $         37.12
   Vested shares                                         (80)   $         31.00
   Shares forfeited                                     (160)   $         20.00
                                                    ----------------------------
   Non vested, March 31, 2009                         67,106    $         26.33
                                                    ============================

     Stock based compensation cost charged against income during the three month period ended March 31, 2009 and March 31, 2008 is as follows:

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                2009       2008
                                                              -------    -------
                                                                  (Unaudited)
                                                                (In thousands)
Instructional costs and services                              $  109     $   56
Marketing and promotional                                         37         17
General and administrative                                       389        304
                                                              -------    -------

Stock-based compensation expense in operating income             535        377

Tax benefit                                                     (189)      (128)
                                                              -------    -------
Stock-based compensation expense, net of tax                  $  346     $  249
                                                              =======    =======

     As of March 31, 2009, there was $3.3 million of total unrecognized compensation cost, representing $2.0 million of unrecognized compensation cost associated with share-based compensation arrangements, and $1.3 million of unrecognized compensation cost associated with non-vested restricted stock. The total remaining cost is expected to be recognized over a weighted average period of 2.75 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

     Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission ("SEC"). We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "will," or "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this section of our Form 10-Q and in the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the "Annual Report") and our various filings with the Securities and Exchange Commission. You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

    Summary

     Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty, increased at a compound annual growth rate (CAGR) of 64% from 2006 to 2008. Over that same time, total revenue increased at a CAGR of 64%, from $40.0 million in 2006 to $107.1 million in 2008. We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving our recent acceleration in growth. Net course registrations increased 55% in 2008 over 2007. Our revenue increased from $69.1 million to $107.1 million, or by 55%, over the same time period and operating margins increased to 24% from 21% over the same time period. Net course registrations increased 41% for the three month period ended March 31, 2009 over the three month period ended March 31, 2008. Our revenue increased from $23.2 million to $33.2 million, or by 43%, for the three month period ended March 31, 2009 over the three month period ended March 31, 2008. Operating margins increased to 26.3% for the three month period ended March 31, 2009 from 23.5% for the three month period ended March 31, 2008.

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

     Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. We first became eligible to use Title IV funds beginning with classes that started in November 2006. Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, estimating the costs and expenses associated with administering Title IV programs and complying with the associated regulations is difficult. For the year ended December 31, 2008, 14% of our net course registrations were from students using financial aid under Title IV programs. For the three months ended March 31, 2009 and March 31, 2008, 16% and 12%, or approximately 7,500 and 4,000, of our net course registrations were from students using financial aid under the Title IV programs. This represents an increase of 87.5%.

     Our results of operations normally fluctuate as a result of variations in our business, principally due to changes in enrollment, and we expect that going forward as our overall growth rate declines we will see a more pronounced seasonal fluctuation in new enrollments. While our number of enrolled students has grown in each sequential quarter over the past three years, we believe that the growth in the number of enrolled students will tend to be slower in the first half of each year and the growth in the number of enrolled students will be proportionally greatest in the fourth quarter of each year. Because a significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues, we expect to see seasonal fluctuations in our results of operations. Due to our historical growth rates and our relatively new participation in Title IV programs, these patterns are hard to predict and may change, including as a result of new program introductions and increased enrollments of students.

     Critical Accounting Policies

     Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008. There have been no significant changes in our critical accounting policies from those disclosed in the Form 10-K.

     Results of Operations

     The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

                                                                Three Months
                                                               Ended March 31,
                                                           ---------------------
                                                            2009          2008
                                                           -------       -------

Revenues                                                   100.0 %       100.0 %
                                                           -------       -------
Costs and expenses:
   Instructional costs and services                         38.4          42.6
   Selling and promotional                                  13.1           9.3
   General and administrative                               18.3          20.7
   Depreciation and amortization                             3.9           3.9
                                                           -------       -------

   Total costs and expenses                                 73.7          76.5
                                                           -------       -------

Income from operations before
 interest income and income taxes                           26.3          23.5
  Interest income, net                                       0.1           1.0
                                                           -------       -------

Income from operations
 before income taxes                                        26.4          24.5
  Income tax expense                                        10.6           9.8
                                                           -------       -------

Net Income                                                  15.8 %        14.7 %
                                                           =======       =======

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

     Revenues. Our revenues for the three months ended March 31, 2009 were $33.2 million, an increase of $10.0 million, or 43%, compared to $23.2 million for the three months ended March 31, 2008. The increase was primarily a result of a 41% increase in the number of net course registrations.

     Costs and Expenses. Costs and expenses were $24.4 million for the three months March 31, 2009, an increase of $6.6 million, or 37%, compared to $17.8 million for the three months ended March 31, 2008. Costs and expenses as a percentage of revenues decreased to 73.7% for the three months ended March 31, 2009 from 76.5% for the three months ended March 31, 2008. This decrease resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2009 were $12.7 million, representing an increase of 28% from $9.9 million for the three months ended March 31, 2008. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expenses as a percentage of revenues were 38.4% for the three months ended March 31, 2009, compared to 42.6% for the three months ended March 31, 2008. This decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than enrollment.

     Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2009 were $4.3 million, representing an increase of 95% from $2.2 million for the three months ended March 31, 2008. This increase was primarily due to an increase in print, online, and media advertising expenses. Selling and promotional expenses as a percentage of revenues increased to 13.1% for the three months ended March 31, 2009 from 9.3% for the three months ended March 31, 2008. This increase reflects additional marketing to expand awareness of the APU brand to the civilian market, including several advertising initiatives to promote our new Masters of Education degrees.

     General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2009 were $6.1 million representing an increase of 27% from $4.8 million for the three months ended March 31, 2008. The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, professional services, management and the administrative facilities required to support a larger student body. General and administrative expenses as a percentage of revenues decreased to 18.3% for the three months ended March 31, 2009 from 20.7% for the three months ended March 31, 2008. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $1.3 million for the three months ended March 31, 2009, compared with $0.9 million for the three months ended March 31, 2008. This represents an increase of 44%. The increase resulted from higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended March 31, 2009 were $535,000 in the aggregate, representing an increase of 42% from $377,000 for the three months ended March 31, 2008. The increase in stock-based compensation for the three months ended March 31, 2009 is primarily attributable to stock options granted during the three months ended March 31, 2009.

     Interest income, net. Our interest income, net decreased by $231,000 for the three months ended March 31, 2009 to $11,000 from $242,000 for the three months ended March 31, 2008, representing a decrease of 95%. This decrease is attributable to increased cash on hand which was offset by lower investment returns due to a decline in interest rates and adoption of a more conservative investment strategy.

     Income tax expense. We recognized income tax expense for the three months ended March 31, 2009 and 2008 of $3.5 million and $2.3 million, respectively, or effective tax rates of 40.1% and 40.2%, respectively.

     Net income. Our net income was $5.2 million for the three months ended March 31, 2009, compared to net income of $3.4 million for the three months ended March 31, 2008, an increase of $1.8 million, or 53%. This increase was related to the factors discussed above.

Liquidity and Capital Resources

   Liquidity

     The Company financed operating activities and capital expenditures during the three months ended March 31, 2009 and 2008 primarily through cash provided by operating income and proceeds received from the exercise of stock options. Cash and cash equivalents were $53.0 million and $31.8 million at March 31, 2009 and March 31, 2008, respectively, representing an increase of $21.2 million, or 67%.

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

     These factors, together with the number of classes starting each month, affect our operational cash flow. As a result, our costs and expenses have increased with the increase in student enrollment, and we expect to fund these expenses through cash generated from operations.

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

     We continually to evaluate our space needs and evaluate opportunities for continued physical growth, which includes considering both additional existing structures and potential new construction projects. In particular, we are currently considering new construction projects that could result in approximately $10 million of new real estate expenditures for the 18 to 24 month period from the date of filing of this quarterly report. We expect that additional real estate expenditures, if any, would be funded from our cash on hand.

    Operating Activities

     Net cash provided by operating activities was $6.3 million and $7.0 million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by operating activities decreased slightly due to timing of receipts and billing for various branches of the military in March.

    Investing Activities

     Net cash used in investing activities was $1.9 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively. The $1.0 million decrease related to expenditures in 2008 not incurred in 2009 such as improvements on property leased and acquired in 2007 and 2008, increased software development and IT infrastructure costs and purchase of a perpetual software license. Capital expenditures could be significantly higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth.

    Financing Activities

     Net cash provided by financing activities for the three months ended March 31, 2009 was $0.9 million from cash received from the issuance of common stock and the excess tax benefit from stock based compensation. Net cash used by financing activities for the three months ended March 31, 2008 was $0.7 million from cash received from the issuance of common stock including the net proceeds to us from the public offering, and the excess tax benefit from stock based compensation.

     On March 27, 2009 the Board of Directors adopted resolutions to retire all shares of the Company's Treasury Stock. The Company retired shares that had been surrendered to the Company for the payment of withholding taxes arising from the vesting of restricted stock issued under the Company's equity plan, including 6,419 shares that had been surrendered in 2008 and 32 shares that had been surrendered during the three months ended March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At March 31, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments or derivative commodity instruments as of March 31, 2009.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2008, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

                               Exhibit Description
                               -------------------

Exhibit No.
-----------

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


                                                                 AMERICAN PUBLIC
                                                                 EDUCATION, INC.

                                  /s/ Wallace E. Boston, Jr.         May 7, 2009
                                  --------------------------
                                      Wallace E. Boston, Jr.
                            President and Chief Executive Officer
                                 (Principal Executive Officer)





                                    /s/ Harry T.  Wilkins            May 7, 2009
                                    ---------------------
                                        Harry T. Wilkins
                     Executive Vice President and Chief Financial Officer
                    (Principal Financial and Principal Accounting Officer)