Form 10-Q
period 2009-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2009-08-04
CIK 1201792

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       or

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

     The total number of shares of common stock outstanding as of July 30, 2009 was 18,190,077.

--------------------------------------------------------------------------------

                         AMERICAN PUBLIC EDUCATION, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                                            Page
                                                                                                            ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.     Financial Statements                                                                                3
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations              10
Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                         16
Item 4.     Controls and Procedures                                                                            16



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.     Legal Proceedings                                                                                  17
Item 1A.    Risk Factors                                                                                       17
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                        17
Item 3.     Defaults Upon Senior Securities                                                                    18
Item 4.     Submission of Matters to a Vote of Security Holders                                                18
Item 5.     Other Information                                                                                  18
Item 6.     Exhibits                                                                                           18

SIGNATURES                                                                                                     19

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                         AMERICAN PUBLIC EDUCATION, INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                               As of June 30,         As of December 31,
                                                                    2009                     2008
                                                           ----------------------   ----------------------
                                                                (Unaudited)
                          ASSETS
Current assets:
 Cash and cash equivalents                                 $              57,115    $              47,714
 Accounts receivable, net of allowance of $750 in 2009 and
  $537 in 2008                                                             5,219                    6,188
 Prepaid expenses                                                          2,216                    2,156
 Income tax receivable                                                     2,685                    1,306
 Deferred income taxes                                                     1,092                      640
                                                           ----------------------   ----------------------

Total current assets                                                      68,327                   58,004
Property and equipment, net                                               21,434                   19,622
Other assets, net                                                          1,596                    1,187
                                                           ----------------------   ----------------------
Total assets                                               $              91,357    $              78,813
                                                           ======================   ======================

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                          $               3,549    $               4,946
 Accrued liabilities                                                       4,349                    5,250
 Accrued bonus                                                             1,784                    1,825
 Deferred revenue and student deposits                                    10,573                    9,626
                                                           ----------------------   ----------------------

Total current liabilities                                                 20,255                   21,647
Deferred income taxes                                                      4,266                    3,691
                                                           ----------------------   ----------------------
Total liabilities                                                         24,521                   25,338
                                                           ----------------------   ----------------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.01 par value;
   Authorized shares - 10,000; no shares issued or
    outstanding                                                                -                        -
  Common stock, $.01 par value;
   Authorized shares - 100,000; 18,187 issued and
    18,187 outstanding in 2009; 18,030 issued and
    18,023 outstanding in 2008                                               182                      180
  Additional paid-in capital                                             134,590                  132,078
  Less cost of 6 shares of treasury stock                                      -                     (295)
  Accumulated deficit                                                    (67,936)                 (78,488)
                                                           ---------------------- ------------------------

Total stockholders' equity                                                66,836                   53,475
                                                           ----------------------   ----------------------

Total liabilities and stockholders' equity                 $              91,357    $              78,813
                                                           ======================   ======================

       The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                        Consolidated Statements of Income
               (In thousands, except share and per share amounts)

                                            Three Months Ended              Six Months Ended
                                       ---------------------------- ---------------------------------
                                                 June 30,                       June 30,
                                       ---------------------------- ---------------------------------
                                           2009           2008           2009              2008
                                       -------------  ------------- ---------------  ----------------
                                               (Unaudited)                     (Unaudited)

Revenues                               $      35,713  $      24,999 $        68,874  $         48,240
                                       -------------  ------------- ---------------  ----------------
Costs and expenses:
   Instructional costs and services           14,373         10,521          27,116            20,433
   Selling and promotional                     5,156          2,613           9,487             4,790
   General and administrative                  6,042          5,072          12,098             9,875
   Depreciation and amortization               1,360          1,031           2,657             1,929
                                       -------------  ------------- ---------------  ----------------

Total costs and expenses                      26,931         19,237          51,358            37,027
                                       -------------  ------------- ---------------  ----------------

Income from operations before
  interest income and income taxes             8,782          5,762          17,516            11,213
  Interest income, net                            29            196              40               438
                                       -------------  ------------- ---------------  ----------------

Income before income taxes                     8,811          5,958          17,556            11,651
  Income tax expense                           3,497          2,033           7,004             4,321
                                       -------------  ------------- ---------------  ----------------

Net income                             $       5,314  $       3,925 $        10,552  $          7,330
                                       =============  ============= ===============  ================


Net Income per common share:
    Basic                              $        0.29  $        0.22 $          0.58  $           0.41
                                       =============  ============= ===============  ================

    Diluted                            $        0.28  $        0.21 $          0.56  $           0.39
                                       =============  ============= ===============  ================

Weighted average number of
   common shares:
    Basic                                 18,161,700     17,806,884      18,108,649        17,771,396
                                       =============  ============= ===============  ================

    Diluted                               18,901,803     18,791,644      18,895,343        18,779,761
                                       =============  ============= ===============  ================

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                               Six Months Ended June 30
                                                                                  --------------------------------------------------
                                                                                            2009                      2008
                                                                                  -------------------------  -----------------------
                                                                                         (Unaudited)

Operating activities
Net income                                                                        $                 10,552   $                7,330
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for bad debt                                                                              213                      116
   Depreciation and amortization                                                                     2,657                    1,929
   Stock-based compensation                                                                          1,087                      846
   Stock issued for director compensation                                                               89                       98
   Deferred income taxes                                                                               123                      729
Changes in operating assets and liabilities:
   Accounts receivable                                                                                 756                      415
   Prepaid expenses                                                                                    (60)                      31
   Income tax receivable                                                                            (1,379)                  (1,348)
   Accounts payable                                                                                 (1,397)                    (871)
   Accrued liabilities                                                                                (901)                   1,587
   Accrued bonus                                                                                       (41)                    (177)
   Deferred revenue and student deposits                                                               947                    1,365
                                                                                  -------------------------  -----------------------

Net cash provided by operating activities                                                           12,646                   12,050
                                                                                  -------------------------  -----------------------

Investing activities
Capital expenditures                                                                                (4,394)                  (4,630)
Capitalized program development costs and other assets                                                (484)                    (473)
                                                                                  -------------------------  -----------------------

Net cash used in investing activities                                                               (4,878)                  (5,103)
                                                                                  -------------------------  -----------------------

Financing activities
Cash received from issuance of common stock, net of issuance costs                                     449                      354
Excess tax benefit from stock based compensation                                                     1,184                      632
                                                                                  -------------------------  -----------------------

Net cash provided by financing activities                                                            1,633                      986
                                                                                  -------------------------  -----------------------

Net increase in cash and cash equivalents                                                            9,401                    7,933
Cash and cash equivalents at beginning of period                                                    47,714                   26,951
                                                                                  -------------------------  -----------------------

Cash and cash equivalents at end of period                                        $                 57,115   $               34,884
                                                                                  =========================  =======================

Supplemental disclosure of cash flow information
Income taxes paid                                                                 $                  7,075   $                4,639
                                                                                  =========================  =======================

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN PUBLIC EDUCATION, INC.
                   Notes to Consolidated Financial Statements


1. Nature of the Business

         American Public Education, Inc. ("APEI") together with its subsidiary (the "Company") is a provider of exclusively online postsecondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI has one subsidiary, American Public University System, Inc. (the "University System"), a West Virginia corporation, which is a regionally accredited post secondary education institution operating through two universities, American Military University and American Public University.

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

    Recent Accounting Pronouncements

         In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. The effective date is for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company's financial statements.

         In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The effective date is for interim and annual periods ending after June 15, 2009. We have reviewed our business activities through August 4, 2009, the issue date of our financial statements, and have no subsequent events to report.

              In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. In February 2009, FASB issued FASB Staff Position No. (FSP) 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The effective date for the Company was January 1, 2009. In April 2009, FASB issued FASB Staff Position No. (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 reaffirms SFAS 157's objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction. Its effective date is for interim and annual periods ending after June 15, 2009 but it may be adopted early for the interim and annual periods ending after March 15, 2009.

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

               In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), Business Combinations ("SFAS 141R") which was amended and clarified in April 2009 when FASB issued FASB Staff Position No. (FSP) 141(R)-1. The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In addition, in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent's ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 141R and 160 were effective for the Company on January 1, 2009.

                The adoption of the above standards did not have a material impact on the financial statements for the three and six months ended June 30, 2009 and is not expected to have a material impact on the Company's financial statements.

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

         From time to time the Company may be involved in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company's business, operations, financial condition or cash flows. As of June 30, 2009, management believes there were no material commitments or contingencies requiring disclosure.

   Concentration

         Approximately 62% and 63% of the Company's revenues for the three and six months ended June 30, 2009, respectively, were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 65% and 66% of the Company's revenues for the three and six months ended June 30, 2008, respectively. A reduction in this program by the United States Department of Defense could have a significant impact on the Company's operations.

3. Net Income Per Common Share

         Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options and restricted stock. Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were 84,809 anti-dilutive stock options excluded from the calculation for the three months ended June 30, 2009 and no anti-dilutive stock options excluded from the calculation for the six months ended June 30, 2009 or the three months and six months ended June 30, 2008.

4. Income Taxes

         The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal and state tax purposes, tax years 2005-2008 remain open to examination. Currently, no examinations are open in any jurisdiction.

         The actual combined effective tax rate for the three months and six months ended June 30, 2009 was 39.7% and 39.9%, respectively. These rates are in line with the 40.0% effective combined Federal and state statutory rate the Company was anticipating.

         The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

5. Stock Based Compensation

         On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the "new equity plan"), and APEI's stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007. Upon adoption of the new equity plan, APEI ceased making awards under the 2002 Stock Plan. The new equity plan authorized the grant of up to 1,100,000 shares plus any shares of common stock remaining available for issuance under the 2002 Stock Plan as of the effective date of the new equity plan and any shares of APEI common stock that are subject to outstanding awards under the new equity plan or the 2002 Stock Plan that expire or are forfeited, canceled or settled for cash without delivery of shares of APEI common stock after the effective date of the new equity plan. As of December 31, 2007, there were 3,751 shares available for issuance from the 2002 Stock Plan which were added to the 1,100,000 shares then available for issuance under the new equity plan. As of June 30, 2009 there were 635,105 shares available for grant under the plan. Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

         Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI's stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. We calculate the expected term of stock option awards using the "simplified method" in accordance with Staff Accounting Bulletins No. 107 and 110 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury three-year and five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day.


                                                             June 30, 2009                June 30, 2008
                                                      --------------------------------------------------------
Expected volatility                                                  26.75%-29.20%              26.23%-28.00%
Expected dividends                                                           0.00%                       0.00%
Expected term, in years                                                  4.0 - 4.5                   4.0 - 4.5
Risk-free interest rate                                               1.00%-2.46%                2.59% - 3.41%
Weighted-average fair value of options
     granted during the year                          $                       9.10 $                      8.26

         Options granted through June 30, 2009 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant. Option activity is summarized as follows (unaudited):

                                                                                                 Aggregate
                                                        Weighted        Weighted-Average         Intrinsic
                                     Number             Average            Contractual             Value
                                   of Options        Exercise Price        Life (Yrs)         (In thousands)
----------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 2008          1,257,441  $              7.02
 Options granted                           88,862  $             37.16
 Awards exercised                        (155,618) $              2.98
 Awards forfeited                          (4,665) $             30.23

                               ---------------------------------------------------------------------------------
Outstanding, June 30, 2009              1,186,020  $              9.71   $             6.41 $             35,386
                               =================================================================================

Exercisable, June 30, 2009                644,359  $              5.71   $             6.48 $             21,802
                               =================================================================================


         The following table summarizes information regarding stock option exercises (unaudited):

                                                         June 30, 2009      June 30, 2008
                                                                 (In thousands)
                                                      -------------------------------------
Proceeds from stock options exercised                 $               463 $             188
Intrinsic value of stock options exercised            $             5,985 $           3,421
Tax benefit from exercises                            $             1,394 $             696


         The table below summarizes the restricted stock activity for the six months ended June 30, 2009 (unaudited):

                                                                         Weighted-Average
                                                        Number              Grant Price
                                                       of Shares          and Fair Value
                                                --------------------------------------------
Non vested, December 31, 2008                                   48,988  $              22.27
Shares granted                                                  27,677  $              37.01
Vested shares                                                   (6,039) $              38.91
Shares forfeited                                                (1,050) $              29.33
                                                --------------------------------------------
Non vested, June 30, 2009                                       69,576  $              26.58
                                                ============================================

         Stock based compensation cost charged against income during the three and six month period ended June 30, 2009 and June 30, 2008 is as follows:

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                           ------------------------------------- -----------------------------------
                                                                 2009                2008              2009               2008
                                                           -----------------  ------------------ -----------------  ----------------
                                                                        (Unaudited)                          (Unaudited)
                                                                      (In thousands)                       (In thousands)
Instructional costs and services                           $            124   $              56  $            233   $           112
Marketing and promotional                                                41                  18                78                35
General and administrative                                              387                 395               776               699
                                                           -----------------  ------------------ -----------------  ----------------
Stock-based compensation expense in operating income                    552                 469             1,087               846
Tax benefit                                                            (197)               (162)             (386)             (290)
                                                           -----------------  ------------------ -----------------  ----------------
Stock-based compensation expense, net of tax               $            355   $             307  $            701   $           556
                                                           =================  ================== =================  ================

         As of June 30, 2009, there was $3.1 million of total unrecognized compensation cost, representing $1.7 million of unrecognized compensation cost associated with share-based compensation arrangements, and $1.4 million of unrecognized compensation cost associated with non-vested restricted stock. The total remaining cost is expected to be recognized over a weighted average period of .88 years.


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

    Summary

         Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty, increased at a compound annual growth rate (CAGR) of 64% from 2006 to 2008. Over that same time, total revenue increased at a CAGR of 64%, from $40.0 million in 2006 to $107.1 million in 2008. We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving our recent acceleration in growth. Net course registrations increased 55% in 2008 over 2007. Our revenue increased from $69.1 million to $107.1 million, or by 55%, over the same time period and operating margins increased to 24% from 21% over the same time period. Net course registrations increased 44% and 42% for the three month and six month period ended June 30, 2009 over the three month and six month period ended June 30, 2008. Our revenue increased from $25.0 million to $35.7 million, or by 43%, and $48.2 million to $68.9 million, or by 43% for the three and six month period ended June 30, 2009 over the three month and six month period ended June 30, 2008, respectively. Operating margins increased to 24.6% from 23.0% and 25.4% from 23.2% for the three month and six month period ended June 30, 2009 over the three and six month period ended June 30, 2008, respectively.

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

         Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. We first became eligible to use Title IV funds beginning with classes that started in November 2006. Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, estimating the costs and expenses associated with administering Title IV programs and complying with the associated regulations is difficult. For the year ended December 31, 2008, 14% of our net course registrations were from students using financial aid under Title IV programs. For the three and six months ended June 30, 2009, 18% and 17%, or approximately 8,400 and 15,900, respectively, of our net course registrations were from students using financial aid under the Title IV programs compared to 13% and 13%, or approximately 4,200 and 8,200 for the three and six months ended June 30, 2008, respectively. This represents an increase of 100.0% and 93.9%, respectively.

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

    Regulation of our Business

         American Public University System is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education, and by the Accrediting Commission of the Distance Education and Training Council, or DETC, which is a national accrediting agency recognized by the Secretary of Education. To remain accredited, American Public University System must continuously meet certain criteria and standards and comply with certain policies relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Because the for-profit education sector is growing at such a rapid pace, it is possible that these accrediting bodies would respond to that growth by adopting additional criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like us. For example, in June 2009, The Higher Learning Commission adopted new policies related to institutional control, structure and organization. Part of The Higher Learning Commission's rationale for these changes was to better define the range of its oversight of transactions related to change of ownership at institutions. The new policies extend The Higher Learning Commission's oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the new policies, The Higher Learning Commission also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could open up an accredited institution to additional reviews by The Higher Learning Commission and possible change from an accredited status to candidate status, which enhances the risks of these types of actions. In particular, the change from accredited status to candidate status could adversely impact an institution's ability to participate in Title IV programs. For profit institutions may also be less attractive acquisition candidates because of the enhanced scrutiny of change in control transactions, the explicit ability to move an institution from accredited status to candidate status and The Higher Learning Commission will now also be looking more closely at entities that own accredited institutions.

         Additional information on the accreditation process and its impact on our operations is contained in our Annual Report on Form 10-K, including in the Regulation of Our Business section of Part I, Item 1.

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

         The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

                                                                        Three Months                      Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                                ----------------------------- ----------------------------------
                                                                     2009           2008           2009              2008
                                                                --------------  ------------- ---------------  -----------------

Revenues                                                                 100.0%         100.0%          100.0%            100.0%
                                                                --------------  ------------- ---------------  ----------------
Costs and expenses:
   Instructional costs and services                                       40.2           42.1            39.4              42.4
   Selling and promotional                                                14.4           10.5            13.8               9.9
   General and administrative                                             16.9           20.3            17.6              20.5
   Depreciation and amortization                                           3.8            4.1             3.8               4.0
                                                                --------------  ------------- ---------------  ----------------

   Total costs and expenses                                               75.3           77.0            74.6              76.8
                                                                --------------  ------------- ---------------  ----------------

Income from operations before
  interest income and income taxes                                        24.7           23.0            25.4              23.2
  Interest income, net                                                     0.0            0.8             0.1               1.0
                                                                --------------   ------------ ---------------   ---------------

Income from operations
  before income taxes                                                     24.7           23.8            25.5              24.2
  Income tax expense                                                       9.8            8.1            10.2               9.0
                                                                --------------  ------------- ---------------  ----------------

Net Income                                                                14.9%          15.7%           15.3%             15.2%
                                                                ==============  ============= ===============  ================



Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

     Revenues. Our revenues for the three months ended June 30, 2009 were $35.7 million, an increase of $10.7 million, or 43%, compared to $25.0 million for the three months ended June 30, 2008. The increase was primarily a result of a 43% increase in the number of net course registrations.

     Costs and Expenses. Costs and expenses were $26.9 million for the three months ended June 30, 2009, an increase of $7.7 million, or 40%, compared to $19.2 million for the three months ended June 30, 2008. Costs and expenses as a percentage of revenues decreased to 75.3% for the three months ended June 30, 2009 from 77.0% for the three months ended June 30, 2008. This increase resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2009 were $14.4 million, representing an increase of 37% from $10.5 million for the three months ended June 30, 2008. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expenses as a percentage of revenues were 40.2% for the three months ended June 30, 2009, compared to 42.1% for the three months ended June 30, 2008. This decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than enrollment.

    Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2009 were $5.2 million, representing an increase of 97% from $2.6 million for the three months ended June 30, 2008. This increase was primarily due to an increase in civilian outreach, online, and media advertising expenses. Selling and promotional expenses as a percentage of revenues increased to 14.4% for the three months ended June 30, 2009 from 10.5% for the three months ended June 30, 2008. This increase reflects additional marketing to expand awareness of the APU brand to the civilian market.

     General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2009 were $6.0 million representing an increase of 19% from $5.1 million for the three months ended June 30, 2008. The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, professional services, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body. General and administrative expenses as a percentage of revenues decreased to 16.9% for the three months ended June 30, 2009 from 20.3% for the three months ended June 30, 2008. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $1.4 million for the three months ended June 30, 2009, compared with $1.0 million for the three months ended June 30, 2008. This represents an increase of 32%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended June 30, 2009 were $552,000 in the aggregate, representing an increase of 17% from $469,000 for the three months ended June 30, 2008. The increase in stock-based compensation for the three months ended June 30, 2009 is primarily attributable to stock options and restricted stock granted during the three months ended June 30, 2009 and continued vesting of prior grants.

     Interest income, net. Our interest income, net decreased by $167,000 for the three months ended June 30, 2009 to $29,000 from $196,000 for the three months ended June 30, 2008, representing a decrease of 85%. This decrease is due to lower investment returns because of a decline in interest rates and from the adoption of a more conservative investment strategy offset by increased cash on hand.

   Income tax expense. We recognized income tax expense for the three months ended June 30, 2009 and 2008 of $3.5 million and $2.0 million, respectively, or effective tax rates of 39.7% and 34.1%, respectively. The increase was attributable to the fact that the tax due on the 2007 federal and state tax returns when filed was approximately $400,000 less than the 2007 tax liability estimated at December 31, 2007. This adjustment was booked when the tax returns were finalized in the three months ended June 30, 2008 and resulted primarily from the effects of changes in the state income tax rates applied.

     Net income. Our net income was $5.3 million for the three months ended June 30, 2009, compared to net income of $3.9 million for the three months ended June 30, 2008, an increase of $1.4 million, or 35%. This increase was related to the factors discussed above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

     Revenues. Our revenues for the six months ended June 30, 2009 were $68.9 million, an increase of $20.7 million, or 43.0%, compared to $48.2 million for the six months ended June 30, 2008. The increase was primarily a result of an increase in the number of net course registrations.

     Costs and Expenses. Costs and expenses were $51.4 million for the six months ended June 30, 2009; an increase of $14.4 million, or 39%, compared to $37.0 million for the six months ended June 30, 2008. Costs and expenses as a percentage of revenues decreased to 74.6% for the six months ended June 30, 2009 from 76.8% for the six months ended June 30, 2008. This increase resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2009 were $27.1 million, representing an increase of 33% from $20.4 million for the six months ended June 30, 2008. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expenses as a percentage of revenues were 39.4% for the six months ended June 30, 2009, compared to 42.4% for the six months ended June 30, 2008. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

    Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2009 were $9.5 million, representing an increase of 98% from $4.8 million for the six months ended June 30, 2008. This increase was primarily due to an increase in civilian outreach, online, and media advertising expenses. Selling and promotional expenses as a percentage of revenues increased to 13.8% for the six months ended June 30, 2009 from 9.9% for the six months ended June 30, 2008. This increase reflects additional marketing to expand awareness of the APU brand to the civilian market.

     General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2009 were $12.1 million representing an increase of 23% from $9.9 million for the six months ended June 30, 2008. The increase in expense was a result of an increase in stock-based compensation, recruiting, professional services, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body. General and administrative expenses as a percentage of revenues decreased to 17.6% for the six months ended June 30, 2009 from 20.5% for the six months ended June 30, 2008. The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than revenue.

     Depreciation and amortization. Depreciation and amortization expenses were $2.7 million for the six months ended June 30, 2009, compared with $1.9 million for the six months ended June 30, 2008. This represents an increase of 38%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the six months ended June 30, 2009 was $1.1 million in the aggregate, representing an increase of 28% from $0.8 million for the six months ended June 30, 2008. The increase in stock-based compensation for the six months ended June 30, 2009 is primarily attributable to expense for stock options and restricted stock granted subsequent to June 30, 2008 and continued vesting of prior grants.

     Interest income, net. Our interest income, net decreased by $398,000 for the six months ended June 30, 2009 to $40,000 from $438,000 for the six months ended June 30, 2008, representing a decrease of 91%. This decrease is due to lower investment returns because of a decline in interest rates and from the adoption of a more conservative investment strategy offset by increased cash on hand.

   Income tax expense. We recognized income tax expense for the six months ended June 30, 2009 and 2008 of $7.0 million and $4.3 million, respectively, or effective tax rates of 39.9% and 37.1%, respectively. The increase was attributable to the fact that the tax due on the 2007 federal and state tax returns when filed was approximately $400,000 less than the 2007 tax liability estimated at December 31, 2007. This adjustment was booked when the tax returns were finalized in the three months ended June 30, 2008 and resulted primarily from the effects of changes in the state income tax rates applied.

   Net income. Our net income was $10.6 million for the six months ended June 30, 2009, compared to net income of $7.3 million for the six months ended June 30, 2008, an increase of $3.3 million, or 44%. This increase was related to the factors discussed above.

Liquidity and Capital Resources

   Liquidity

         The Company financed operating activities and capital expenditures during the six months ended June 30, 2009 and 2008 primarily through cash provided by operating income and proceeds received from the exercise of stock options. Cash and cash equivalents were $57.1 million and $34.9 million at June 30, 2009 and June 30, 2008, respectively, representing an increase of $22.2 million, or 64%.

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

         We continue to evaluate our space needs and opportunities for continued physical growth; these include considering additions to existing structures and potential new construction projects. In particular, we have acquired six acres of land for $0.8 million in Charles Town, West Virginia, with the intent of constructing a new 40,000 square foot facility on the site. The project should result in the expenditure of approximately $10.0 million over the next 18 to 30 months.

    Operating Activities

         Net cash provided by operating activities was $12.6 million and $12.0 million for the six months ended June 30, 2009 and 2008, respectively. As revenue and profits have grown, cash has increased. Cash and cash equivalents were $57.1 million and $47.7 million at June 30, 2009 and December 31, 2008.

    Investing Activities

          Net cash used in investing activities was $4.9 million and $5.1 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures remain relatively consistent for the six months ended June 30, 2009 over the six months ended June 30, 2008. Capital expenditures could be significantly higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth.

    Financing Activities

         Net cash provided by financing activities for the six months ended June 30, 2009 was $1.6 million from cash received from the issuance of common stock and the excess tax benefit from stock based compensation. Net cash provided by financing activities for the six months ended June 30, 2008 was $1.0 million from cash received from the issuance of common stock including the net proceeds to us from the public offering, and the excess tax benefit from stock based compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At June 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments or derivative commodity instruments as of June 30, 2009.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

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

Item 1A. Risk Factors

         An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2008, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock. In addition, you should also consider the following risk factor:

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

      To remain accredited American Public University System must continuously meet certain criteria and standards and comply with certain policies relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. In addition to the stringent criteria, standards and policies that already apply to us, our accrediting agencies have the ability to adopt new standards and procedures that could significantly affect our operations and future prospects. We have limited ability to influence the substance and adoption of these criteria, standards and policies. Because the for-profit education sector is growing at such a rapid pace, it is possible that these accrediting bodies would respond to that growth by adopting criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like us. For example, in June 2009, The Higher Learning Commission adopted new policies related to institutional control, structure and organization, that we believe would make it more difficult for us to acquire or merge with other institutions or issue large amount of stock in strategic transactions. Similarly, these policies make institutions like ours a less attractive acquisition target, which could prevent takeover attempts that could be beneficial to our shareholders.

      Failure to meet any of the criteria or standards, or comply with the policies of, our accrediting agencies could result in the loss of accreditation at the discretion of the accrediting agencies. Furthermore, many prospective students may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and we believe that loss of regional accreditation may reduce the marketability of American Public University System even if national accreditation were maintained. The complete loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the United States Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         APEI's Annual Meeting of Stockholders was held on May 15, 2009. Following are descriptions of the matters voted on and the results of such voting:

Proposal 1:  Election of Directors:

         The following members were elected to APEI's Board of Directors to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal:

                                     Votes For                   Votes Withheld
                             ==========================   =============================

Wallace E. Boston, Jr.             17,072,985     94.4%               41,634       0.2%
Phillip A. Clough                  16,914,630     93.6%              199,989       1.1%
J. Christopher Everett             17,081,527     94.5%               33,092       0.2%
General Barabar G. Fast            17,105,614     94.6%                9,005       0.0%
F. David Fowler                    17,032,073     94.2%               82,546       0.5%
Jean C. Halle                      17,092,495     94.5%               22,124       0.1%
Timothy J. Landon                  17,097,350     94.6%               17,269       0.1%
David L. Warnock                   11,195,489     61.9%            5,919,130      32.7%
Timothy T. Weglicki                16,953,294     93.8%              161,325       0.9%


Proposal 2: Ratification of the appointment of McGladrey & Pullen, LLP as the
            Company's independent registered public accounting firm for the fiscal year ending December 31, 2009 :

         The proposal was approved by the following vote:

      Votes For            Votes Against           Abstentions        [Broker Non-Votes]
------------------------------------------------------------------------------------------
   17,089,885   94.5%         12,316    0.1%         12,416    0.1%              0       0
------------------------------------------------------------------------------------------


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



                                                                 AMERICAN PUBLIC
                                                                 EDUCATION, INC.

                     /s/ Wallace E. Boston, Jr.                   August 4, 2009
                      --------------------------
                         Wallace E. Boston, Jr.
                   President and Chief Executive Officer
                     (Principal Executive Officer)



                      /s/ Harry T.  Wilkins                       August 4, 2009
                      ---------------------
                          Harry T. Wilkins
                Executive Vice President and Chief Financial Officer
               (Principal Financial and Principal Accounting Officer)