Form 10-Q
period 2009-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2009-11-05
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The total number of shares of common stock outstanding as of October 30, 2009 was 18,213,185.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30,	As of December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,788	$47,714
Accounts receivable, net of allowance of $680 in 2009 and $537 in 2008	8,427	6,188
Prepaid expenses	2,393	2,156
Income tax receivable	3,806	1,306
Deferred income taxes	1,235	640

Total current assets	79,649	58,004
Property and equipment, net	23,834	19,622
Other assets, net	1,622	1,187
Total assets	$105,105	$78,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,724	$4,946
Accrued liabilities	5,726	5,250
Accrued bonus	2,559	1,825
Deferred revenue and student deposits	14,897	9,626

Total current liabilities	27,906	21,647
Deferred income taxes	4,550	3,691
Total liabilities	32,456	25,338

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value;
Authorized shares - 10,000; no shares issued or
outstanding	-	-
Common stock, $.01 par value;
Authorized shares - 100,000; 18,212 issued and
18,212 outstanding in 2009; 18,030 issued and
18,023 outstanding in 2008	182	180
Additional paid-in capital	135,391	132,078
Less cost of 6 shares of treasury stock	-	(295)
Accumulated deficit	(62,924)	(78,488)

Total stockholders’ equity	72,649	53,475

Total liabilities and stockholders' equity	$105,105	$78,813

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Revenues	$36,471	$27,404	$105,345	$75,644
Costs and expenses:
Instructional costs and services	14,745	10,901	41,861	31,334
Selling and promotional	5,598	3,600	15,085	8,390
General and administrative	6,465	5,586	18,563	15,461
Depreciation and amortization	1,277	1,114	3,934	3,043

Total costs and expenses	28,085	21,201	79,443	58,228

Income from operations before
interest income and income taxes	8,386	6,203	25,902	17,416
Interest income, net	30	181	70	619

Income before income taxes	8,416	6,384	25,972	18,035
Income tax expense	3,404	2,568	10,408	6,889

Net income	$5,012	$3,816	$15,564	$11,146

Net Income per common share:
Basic	$0.28	$0.21	$0.86	$0.63

Diluted	$0.27	$0.20	$0.82	$0.59

Weighted average number of
common shares:
Basic	18,195,583	17,845,581	18,137,946	17,796,305

Diluted	18,910,456	18,850,558	18,899,522	18,805,922

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30
	2009	2008
	(Unaudited)

Operating activities
Net income	$15,564	$11,146
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	143	240
Depreciation and amortization	3,934	3,043
Stock-based compensation	1,649	1,242
Stock issued for director compensation	142	147
Deferred income taxes	264	554
Changes in operating assets and liabilities:
Accounts receivable	(2,383)	(2,232)
Prepaid expenses	(237)	(94)
Income tax receivable	(2,500)	(967)
Accounts payable	(222)	1,806
Accrued liabilities	476	1,624
Accrued bonus	734	426
Deferred revenue and student deposits	5,271	2,996

Net cash provided by operating activities	22,835	19,931

Investing activities
Capital expenditures	(7,758)	(6,547)
Capitalized program development costs and other assets	(823)	(382)

Net cash used in investing activities	(8,581)	(6,929)

Financing activities
Common stock issuance costs related to public offerings	-	(96)
Cash received from issuance of common stock, net of issuance costs	505	488
Excess tax benefit from stock based compensation	1,315	1,005

Net cash provided by financing activities	1,820	1,397

Net increase in cash and cash equivalents	16,074	14,399
Cash and cash equivalents at beginning of period	47,714	26,951

Cash and cash equivalents at end of period	$63,788	$41,350

Supplemental disclosure of cash flow information
Income taxes paid	$11,329	$6,629

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc. (“APEI”) together with its subsidiary (the “Company”) is a provider of exclusively online postsecondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI has one subsidiary, American Public University System, Inc. (the “University System”), a West Virginia corporation, which is a regionally accredited post secondary education institution operating through two universities, American Military University and American Public University.

The University System achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for federal student aid programs under Title IV for classes beginning in November 2006.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.   The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements included in its Annual Report, on Form 10-K, for the year ended December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative non-governmental accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants.  Effective September 15, 2009 we adopted FASB ASC Topic 105, which replaced SFAS 168.  The adoption of FASB ASC Topic 105 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The effective date is for interim and annual periods ending after June 15, 2009.  Effective September 15, 2009 SFAS 165 was replaced by FASB ASC Topic 855.  We have reviewed our business activities through November 5, 2009, the issue date of our financial statements, and have no subsequent events to report.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines and establishes a framework for measuring fair value.  In addition, SFAS 157 expands disclosures about fair value measurements.  In February 2009, FASB issued FASB Staff Position No. (FSP) 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The effective date for the Company was January 1, 2009.  In April 2009, FASB issued FASB Staff Position No. (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP 157-4 reaffirms SFAS 157’s objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction.  Its effective date is for interim and annual periods ending after June 15, 2009 but it may be adopted early for the interim and annual periods ending after March 15, 2009.  Effective September 15, 2009, SFAS 157, FSP 157-2 and FSP 157-4 were replaced by FASB ASC Topic 820.

In April 2008, FASB issued FASB Staff Position No. (FSP) 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  FSP 142-3 was effective for the Company on January 1, 2009.  Effective September 15, 2009 SFAS 142 was replaced by FASB ASC Topic 350 and FSP 142-3 was replaced by FASB ASC Topics 275 and 350.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), Business Combinations (“SFAS 141R”) which was amended and clarified in April 2009 when FASB issued FASB Staff Position No. (FSP) 141(R)-1. The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination.  The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  In addition, in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests.  SFAS 141R and 160 were effective for the Company on January 1, 2009.  Effective September 15, 2009 SFAS 141R and FSP 141R-1 were replaced by FASB ASC Topic 805 and SFAS 160 was replaced by FASB ASC Topic 810.

                The adoption of the above standards did not have a material impact on the financial statements for the three and nine months ended September 30, 2009 and is not expected to have a material impact on the Company’s financial statements.

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
From time to time the Company may be involved in litigation in the normal course of its business.  In the opinion of management, the Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.   As of September 30, 2009, management believes there were no material commitments or contingencies requiring disclosure.

Concentration

Approximately 60% and 62% of the Company’s revenues for the three and nine months ended September 30, 2009, respectively, were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 64% and 65% of the Company’s revenues for the three and nine months ended September 30, 2008, respectively.  A reduction in this program by the United States Department of Defense could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 98,587 anti-dilutive stock options excluded from the calculation for the three months ended September 30, 2009 and 84,809 anti-dilutive stock options excluded from the calculation for the nine months ended September 30, 2009 and there were none excluded for the three months and nine months ended September 30, 2008.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2005-2008 remain open to examination.  Currently, no examinations are open in any jurisdiction.

The actual combined effective tax rate for the three months and nine months ended September 30, 2009 was 40.5% and 40.1%, respectively.   These rates are in line with the 40.0% effective combined Federal and state statutory rate the Company was anticipating.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

5. Stock Based Compensation

On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and APEI’s stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007.  As of September 30, 2009 there were 629,772 shares available for grant under the plan.  Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. We calculate the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins (SAB) No. 107 and 110 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury three-year and five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day.

Effective September 15, 2009 SFAS 123R  and SABs 107 and 110 were replaced by FASB ASC Topics 505 and 718 in accordance with the adoption of SFAS 168 (Topic 105).

	September 30, 2009	September 30, 2008
Expected volatility	26.75%-29.20%	26.23%-28.00%
Expected dividends	0.00%	0.00%
Expected term, in years	4.0 - 4.5	4.0 - 4.5
Risk-free interest rate	1.00%-2.53%	2.59% - 3.41%
Weighted-average fair value of options
granted during the year	$9.23	$8.26

Options granted through September 30, 2009 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

				Aggregate
		Weighted	Weighted-Average	Intrinsic
	Number	Average	Contractual	Value
	of Options	Exercise Price	Life (Yrs)	(In thousands)
Outstanding, December 31, 2008	1,257,441	$7.02
Options granted	101,362	$36.95
Awards exercised	(179,133)	$2.90
Awards forfeited	(4,665)	$30.23

Outstanding, September 30, 2009	1,175,005	$10.13	6.19	$29,118

Exercisable, September 30, 2009	634,521	$5.79	6.28	$18,365

The following table summarizes information regarding stock option exercises (unaudited):

	September 30, 2009	September 30, 2008
	(In thousands)
Proceeds from stock options exercised	$519	$322
Intrinsic value of stock options exercised	$6,738	$5,369
Tax benefit from exercises	$1,699	$1,047

The table below summarizes the restricted stock activity for the nine months ended September 30, 2009 (unaudited):

		Weighted-Average
	Number	Grant Price
	of Shares	and Fair Value
Non vested, December 31, 2008	48,988	$22.27
Shares granted	30,177	$36.88
Vested shares	(6,039)	$38.91
Shares forfeited	(2,182)	$33.23
Non vested, September 30, 2009	70,944	$26.73

Stock based compensation cost charged against income during the three and nine month period ended September 30, 2009 and September 30, 2008 is as follows:

	Three Months Ended September 30,		Nine Months Edned September 30,
	2009	2008	2009	2008
	(Unaudited) (In thousands)		(Unaudited) (In thousands)
Instructional costs and services	$123	$55	$356	$167
Marketing and promotional	32	17	110	53
General and administrative	407	324	1,183	1,022
Stock-based compensation expense in operating income	562	396	1,649	1,242
Tax benefit	(203)	(135)	(589)	(425)
Stock-based compensation expense, net of tax	$359	$261	$1,060	$817

As of September 30, 2009, there was $2.8 million of total unrecognized compensation cost, representing $1.5 million of unrecognized compensation cost associated with share-based compensation arrangements, and $1.3 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of  .82 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of our Form 10-Q, in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”), in the “Risk Factors” section of our quarterly report on Form 10-Q for the quarter ended June 30, 2009 and in our various filings with the Securities and Exchange Commission.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Summary

Net course registrations increased 42%  for the three month and nine month periods ended September 30, 2009 over the three month and nine month periods ended September 30, 2008.  Our revenue increased from $27.4 million to $36.5 million, or by 33%, and $75.6 million to $105.3 million, or by 39% for the three and nine month period ended September 30, 2009 over the three month and nine month period ended September 30, 2008, respectively.   Operating margins increased to 23.0% from 22.6% and to 24.6% from 23.1% for the three month and nine month period ended September 30, 2009 over the three and nine month period ended September 30, 2008, respectively.

Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. We first became eligible to use Title IV funds beginning with classes that started in November 2006.  Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, estimating the costs and expenses associated with administering Title IV programs and complying with the associated regulations is difficult.  For the year ended December 31, 2008, 14% of our net course registrations were from students using financial aid under Title IV programs.  For the three and nine months ended September 30, 2009, 20% and 18%, or approximately 10,900 and 26,800, respectively, of our net course registrations were from students using financial aid under the Title IV programs compared to 14% and 13%, or approximately 5,600 and 13,800 for the three and nine months ended September 30, 2008, respectively.  This represents an increase of 94.6% and 94.2%, respectively.

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

Regulation of our Business

American Public University System is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education, and by the Accrediting Commission of the Distance Education and Training Council, or DETC, which is a national accrediting agency recognized by the Secretary of Education.  To remain accredited, American Public University System must continuously meet certain criteria and standards and comply with certain policies relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability.  Because the for-profit education sector is growing at such a rapid pace, it is possible that these accrediting bodies would respond to that growth by adopting additional criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like us.  For example, in June 2009, The Higher Learning Commission adopted new policies related to institutional control, structure and organization.  Part of The Higher Learning Commission’s rationale for these changes was to better define the range of its oversight of transactions related to change of ownership at institutions. The new policies extend The Higher Learning Commission’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the new policies, The Higher Learning Commission also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself.  Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could open up an accredited institution to additional reviews by The Higher Learning Commission and possible change from an accredited status to candidate status, which enhances the risks of these types of actions.  In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs.  For profit institutions may also be less attractive acquisition candidates because of the enhanced scrutiny of change in control transactions, the explicit ability to move an institution from accredited status to candidate status and The Higher Learning Commission will now also be looking more closely at entities that own accredited institutions.

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

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	40.4	39.8	39.7	41.4
Selling and promotional	15.4	13.1	14.3	11.1
General and administrative	17.7	20.4	17.7	20.4
Depreciation and amortization	3.5	4.1	3.7	4.0

Total costs and expenses	77.0	77.4	75.4	76.9

Income from operations before
interest income and income taxes	23.0	22.6	24.6	23.1
Interest income, net	0.1	0.7	0.1	0.7

Income from operations
before income taxes	23.1	23.3	24.7	23.8
Income tax expense	9.3	9.4	9.9	9.1

Net Income	13.8%	13.9%	14.8%	14.7%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues. Our revenues for the three months ended September 30, 2009 were $36.5 million, an increase of $9.1 million, or 33%, compared to $27.4 million for the three months ended September 30, 2008. The increase was primarily a result of an increase in the number of net course registrations.

Costs and Expenses.  Costs and expenses were $28.1 million for the three months ended September 30, 2009, an increase of $6.9 million, or 33%, compared to $21.2 million for the three months ended September 30, 2008.  Costs and expenses as a percentage of revenues decreased to 77.0% for the three months ended September 30, 2009 from 77.4% for the three months ended September 30, 2008.   This percentage decrease resulted from the factors described below.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2009 were $14.7 million, representing an increase of 35% from $10.9 million for the three months ended September 30, 2008.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 40.4% for the three months ended September 30, 2009, compared to 39.8% for the three months ended September 30, 2008.   This increase was primarily due to the number of staff and expenses associated with an increase in the number of classes offered increasing at a more rapid rate than enrollment.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2009 were $5.6 million, representing an increase of 56% from $3.6 million for the three months ended September 30, 2008.  This increase was primarily due to an increase in civilian outreach, online, and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 15.4% for the three months ended September 30, 2009 from 13.1% for the three months ended September 30, 2008.  This increase reflects additional marketing to expand awareness of the APU brand to the civilian market.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2009 were $6.5 million representing an increase of 16% from $5.6 million for the three months ended September 30, 2008.  The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body.  General and administrative expenses as a percentage of revenues decreased to 17.7% for the three months ended September 30, 2009 from 20.4% for the three months ended September 30, 2008.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

Depreciation and amortization. Depreciation and amortization expenses were $1.3 million for the three months ended September 30, 2009, compared with $1.1 million for the three months ended September 30, 2008.  This represents an increase of 18%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended September 30, 2009 were $562,000 in the aggregate, representing an increase of 42% from $396,000 for the three months ended September 30, 2008.  The increase in stock-based compensation for the three months ended September 30, 2009 is primarily attributable to stock options and restricted stock granted during the three months ended September 30, 2009 and continued vesting of prior grants.

Interest income, net. Our interest income, net decreased by $152,000 for the three months ended September 30, 2009 to $29,000 from $181,000 for the three months ended September 30, 2008, representing a decrease of  83%.  This decrease is due to lower investment returns because of a decline in interest rates and from the adoption of a more conservative investment strategy offset by increased cash on hand.

Income tax expense. We recognized income tax expense for the three months ended September 30, 2009 and 2008 of $3.4 million and $2.6 million, respectively, or effective tax rates of 40.5% and 40.2%, respectively.

Net income. Our net income was $5.0 million for the three months ended September 30, 2009, compared to net income of $3.8 million for the three months ended September 30, 2008, an increase of $1.2 million, or 31%.  This increase was related to the factors discussed above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues. Our revenues for the nine months ended September 30, 2009 were $105.3 million, an increase of $29.7 million, or 39%, compared to $75.6 million for the nine months ended September 30, 2008. The increase was primarily a result of an increase in the number of net course registrations.

Costs and Expenses.  Costs and expenses were $79.4 million for the nine months ended September 30, 2009; an increase of $21.2 million, or 36%, compared to $58.2 million for the nine months ended September 30, 2008.  Costs and expenses as a percentage of revenues decreased to 75.4% for the nine months ended September 30, 2009 from 76.9% for the nine months ended September 30, 2008.   This percentage decrease resulted from the factors described below.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2009 were $41.9 million, representing an increase of 34% from $31.3 million for the nine months ended September 30, 2008.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 39.7% for the nine months ended September 30, 2009, compared to 41.4% for the nine months ended September 30, 2008.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2009 were $15.0 million, representing an increase of 79% from $8.4 million for the nine months ended September 30, 2008.  This increase was primarily due to an increase in civilian outreach, online, and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 14.3% for the nine months ended September 30, 2009 from 11.1% for the nine months ended September 30, 2008.  This increase reflects additional marketing to expand awareness of the APU brand to the civilian market.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2009 were $18.6 million representing an increase of 20% from $15.5 million for the nine months ended September 30, 2008.  The increase in expense was a result of an increase in stock-based compensation, recruiting, professional services, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body.  General and administrative expenses as a percentage of revenues decreased to 17.7% for the nine months ended September 30, 2009 from 20.4% for the nine months ended September 30, 2008.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than revenue.

Depreciation and amortization. Depreciation and amortization expenses were $3.9 million for the nine months ended September 30, 2009, compared with $3.0 million for the nine months ended September 30, 2008.  This represents an increase of 30%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the nine months ended September 30, 2009 was $1.6 million in the aggregate, representing an increase of 33% from $1.2 million for the nine months ended September 30, 2008.  The increase in stock-based compensation for the nine months ended September 30, 2009 is primarily attributable to expense for stock options and restricted stock granted subsequent to September 30, 2008 and continued vesting of prior grants.

Interest income, net. Our interest income, net decreased by $549,000 for the nine months ended September 30, 2009 to $70,000 from $619,000 for the nine months ended September 30, 2008, representing a decrease of 89%.  This decrease is due to lower investment returns because of a decline in interest rates and from the adoption of a more conservative investment strategy offset by increased cash on hand.

Income tax expense. We recognized income tax expense for the nine months ended September 30, 2009 and 2008 of $10.4 million and $6.9 million, respectively, or effective tax rates of 40.1% and 38.2%, respectively.  The increase was attributable to the fact that the tax due on the 2007 federal and state tax returns when filed was approximately $400,000 less than the 2007 tax liability estimated at December 31, 2007.  This adjustment was booked when the tax returns were finalized in the three months ended June 30, 2008 and resulted primarily from the effects of changes in the state income tax rates applied.

Net income. Our net income was $15.6 million for the nine months ended September 30, 2009, compared to net income of $11.1 million for the nine months ended September 30, 2008, an increase of $4.5 million, or 40%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company financed operating activities and capital expenditures during the nine months ended September 30, 2009 and 2008 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $63.8 million and $41.4 million at September 30, 2009 and September 30, 2008, respectively, representing an increase of $22.4 million, or 54%.

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

Through September 15, 2009 we had available to us a line of credit with a maximum borrowing amount of up to $5.0 million.  The line was to bear interest at LIBOR plus 200 basis points.  The line was secured by substantially all of our assets.  We had never borrowed under this line of credit facility and elected not to renew the line of credit at its expiration on September 15, 2009.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

We continue to evaluate our space needs and opportunities for continued physical growth; these include considering additions to existing structures and potential new construction projects.  In 2009, we acquired land for $0.8 million in Charles Town, West Virginia, with the intent of constructing a new 40,000 square foot facility on the site.  The project should result in an additional expenditure of approximately $10.0 million over the next 18 to 30 months. In the three months ended September 30, 2009 we also acquired two buildings and land for additional parking for $1.2 million.

Operating Activities

                Net cash provided by operating activities was $22.8 million and $19.9 million for the nine months ended September 30, 2009 and 2008, respectively.  As revenue and profits have grown, cash has increased.  Cash and cash equivalents were $63.8 million and $47.7 million at September 30, 2009 and December 31, 2008.

Investing Activities

Net cash used in investing activities was $8.6 million and $6.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase is a result of an increase in capital expenditures as a result of the acquisition of existing structures and new construction projects due to our ongoing evaluation of space needs and opportunities for physical growth. As a result, capital expenditures could be significantly higher in the future.

Financing Activities

                Net cash provided by financing activities for the nine months ended September 30, 2009 was $1.8 million from cash received from the issuance of common stock and the excess tax benefit from stock based compensation.  Net cash provided by financing activities for the nine months ended September 30, 2008 was $1.4 million from cash received from the issuance of common stock including the net proceeds to us from the public offering, and the excess tax benefit from stock based compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At September 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments or derivative commodity instruments as of September 30, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2008, the risk factor set forth in the Risk Factors section of our quarterly report on Form 10-Q for the quarter ended June 30, 2009, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

Exhibit No.

10.01	Employment Agreement, dated as of August 3, 2009, among American Public University System, Inc., American Public Education, Inc. and Sharon van Wyk.
31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS **	XBRL Instance Document
EX-101.SCH **	XBRL Taxonomy Extension Schema Document
EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC
EDUCATION, INC.

/s/ Wallace E. Boston, Jr.	November 5, 2009
Wallace E. Boston, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	November 5, 2009
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)