Form 10-K
period 2009-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2010-02-22
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission File Number: 001-33810

American Public Education, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0724376
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Congress Street
Charles Town, West Virginia 25414
 (Address, including zip code, of principal executive offices)

 (304) 724-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par Value	The NASDAQ Stock Market

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares of common stock outstanding as of February 19, 2010, was 18,302,012.

The aggregate market value of the registrant’s common stock held by nonaffiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $696 million. For purposes of this calculation, shares of common stock held by stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2009, the Registrant’s chief executive officer, the Registrant’s chief financial officer and the Registrant’s directors and funds affiliated with them were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2009 fiscal year) are incorporated by reference into Part III of this Report.

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

Company Overview

American Public Education, Inc. is a provider of exclusively online postsecondary education with an emphasis on serving the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System. Our universities share a common faculty and curriculum, which includes 76 degree programs and 51 certificate programs in disciplines related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education and liberal arts. We currently serve over 63,700 students living in all 50 states, the District of Columbia, and many foreign countries. Our university system is regionally and nationally accredited.

From 2007 to 2009, our total revenue increased from $69.1 million to $149.0 million, which represents a compound annual growth rate (CAGR) of 47%. Our net course registrations increased 55% and 41% in 2008 and 2009, respectively, over the prior periods. We believe our growth is attributable to: (i) high student satisfaction and referral rates; (ii) regional accreditation in May 2006; (iii) increasing acceptance of distance learning within our targeted markets; and (iv) achieving certification to participate in federal student aid programs under Title IV of the Higher Education Act of 1965 beginning with classes starting in November 2006. As our revenue base grows, we expect our growth rate percentages to continue to decline. However, we expect actual dollar revenue growth to increase. Net income improved to $23.9 million in 2009 from net income of $8.8 million in 2007.

Approximately 75% of our students serve in the United States military on active duty, in the reserves, or in the National Guard or are veterans.  Many of our other students have careers in public service, such as federal, national and local law enforcement personnel or other first responders. Our programs are generally designed to help these and other students advance in their current professions or prepare for their next career. Our online method of instruction is well-suited to our students, many of whom serve in positions requiring extended and irregular schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently and have limited financial resources. Our satisfied students have been a significant source of referrals for us, which we believe has led to lower marketing costs among certain of our student populations. Over 50% of our new students in 2009 who responded to our surveys indicated that they inquired about enrolling in either AMU or APU as the result of a personal referral.

As of December 31, 2009, we had approximately 210 full-time and over 770 adjunct faculty. Nearly all of our faculty members have advanced degrees and many of them have leadership experience in their fields. Our adjunct faculty also includes professors who teach at leading national and state universities. We believe quality faculty members are attracted to us because of the high percentage of military and public service professionals in our student body who can immediately apply lessons learned in our classroom to their daily work. In addition, our faculty members are attracted to the flexible nature of teaching online, the numerous support services we provide them, and our per student pay structure for adjunct faculty. Our faculty is organized into several departments under the leadership of a Provost who reports to our President and under the supervision of a nine-member university Board of Trustees.

We have invested significant amounts of capital and resources in developing proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. The PAD system also allows us to manage on an automated and cost-effective basis the complex administrative tasks resulting from offering monthly starts for over 1,400 classes in over 820 unique courses to our over 63,700 students taught by over 980 faculty members. Our systems and processes also help us measure and manage the activities of our faculty, student support personnel, and prospective and active students, allowing us to continuously improve our academic quality, student support services and marketing efficiency. We believe these proprietary systems and processes will support a much larger institution and provide us important competitive and cost advantages.

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

Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools (Higher Learning Commission). In September 2007, we received approval from The Higher Learning Commission to offer seven new degree programs in Education and Information Technology. We recently received approval from The Higher Learning Commission to offer 19 new Associate degrees, a Bachelor of Arts in General Studies, and a Master of Arts in Legal Studies.

Since the founding of American Military University, we have gradually transitioned from a military focus to a more broad-based focus on the military and public services communities. Today, the split between students who are eligible for tuition assistance programs of the Department of Defense, or DoD, and those who are not is approximately two-thirds to one-third. We expect the percentage of our students that are not eligible for tuition assistance programs of the DoD to continue to increase, particularly as a result of our eligibility to participate in Title IV programs..

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

Emphasis on Military and Public Services Communities  — Since our founding, our culture has reflected our devotion to our mission of Educating Those Who Servetm .. We have designed our academic programs, policies, marketing strategies and tuition specifically to meet the needs of the military and public service communities.

Affordable Tuition  — Our tuition is generally consistent with less expensive in-state tuition at state universities and is designed so that DoD tuition assistance programs fully cover the cost of undergraduate courses and over 90% of the cost of graduate courses. We have not increased our undergraduate tuition of $250 per credit hour since 2000 and have no current intention to do so.

Commitment to Academic Excellence  — Our academic programs are overseen by our Board of Trustees, which counts as members two former college presidents, active accreditation peer evaluators, a former Commandant of the Marine Corps, and a former Department of the Army Inspector General. We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources we apply to instruction and educational support.

Proprietary Information Systems and Processes  — Through the PAD system, students may access our services online 24/7, such as admission, orientation, course registrations, tuition payments, book requests, grades, transcripts and degree progress, and various other inquiries. We also have created management tools based on the data from the PAD system that help us to improve continuously our academic quality, student support services and marketing efficiency. A key benefit to our proprietary systems and processes is that they allow us to manage the complexities involved in starting over 1,400 classes in over 820 unique courses monthly. We believe our proprietary systems and processes will support a much larger student body and provide us important competitive and cost advantages.

Highly Scalable and Profitable Business Model  — We believe our exclusively online education model, our proprietary management information systems, our relatively low student acquisition costs, and our variable faculty cost model have enabled us to expand our operating margins.

Growth Strategies

We believe our growth in student enrollment and revenue has consistently been driven by high student satisfaction and referral rates, and by increasing acceptance of distance learning within our targeted markets. Between 2007 and 2008, we grew our revenue 55% from $69.1 million to $107.1 million. Our revenues increased by 39% to $149.0 million for the year ended December 31, 2009. As our revenue base grows, we expect our growth rate percentages to continue to decline. However, we expect actual dollar revenue growth to increase. We plan to grow our business by employing the following primary strategies:

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

Broaden Our Acceptance in the Public Service and Civilian Markets  — We believe our curriculum is directly relevant to federal, state and local law enforcement, first responders, and other public service professionals, but historically this market was limited to us because, outside the federal government, only a few agencies or departments have the tuition reimbursement plans critical to fund continuing adult education. Now that our students can obtain grants or low cost student loans through Title IV programs, we have been increasing our focus on these markets. We also believe that the affordability and diversity of our academic program offerings, including our liberal arts degrees, attracts civilian students.

Pursue and Expand Strategic Partnerships – We intend to pursue articulation agreements and strategic relationships with institutions of higher learning, corporations, professional associations, and other organizations as an additional source of enrollment growth.

Focus on Improving Student Retention  — As of December 31, 2009, over 80% of the students who have completed three classes with us remain as active students or have graduated from our university system. However, because our academics are rigorous, and because we are an open enrollment university system, accepting into our undergraduate programs all applicants with a high school diploma or equivalent, many of our new students have difficulty continuing with our program and drop after only one or two courses.

Add New Degree Programs  — We plan to continue to expand our degree offerings to meet our students’ needs. For example, we recently received approval from The Higher Learning Commission and DETC to offer 19 new Associate degrees, a Bachelor of Arts in General Studies, and a Master of Arts in Legal Studies.

Accreditation

An institution must be licensed before it is allowed to teach students but generally cannot be accredited until it has active students and two years of successful, demonstrated performance. The accrediting body must observe the institution’s processes, policies and procedures, and assess its financial viability, among other factors. We maintain institutional accreditation with accrediting bodies recognized by the U.S. Department of Education. The Higher Learning Commission, a regional accrediting agency, initially granted us Candidacy status in February 2004. We received accreditation from The Higher Learning Commission in May 2006. We submitted a February 2009 Progress Report on undergraduate program reviews and assessment to The Higher Learning Commission, notwithstanding that we were not required to do so because of our participation in The Higher Learning Commission’s Academy for Assessment of Student Learning. The Higher Learning Commission has scheduled the next reaccreditation site visit during the 2010-2011 academic year. We received accreditation by the Accrediting Commission of the Distance Education and Training Council, a national accrediting agency, in 1995. DETC’s process provides for a reevaluation and affirmation of our accreditation every five years. We are slated for a reaccreditation review in late 2011.

Curriculum and Scheduling

We offer 127 degree and certificate programs. These programs include more than 1,400 courses, designated as core, major or elective courses. We offer terms beginning on the first Monday of each month, with approximately 1,400 classes in over 820 unique courses starting each month in either eight- or sixteen-week formats. Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Programs	Number

Master of Arts	15
Master of Business Administration	1
Master of Education	3
Master of Public Administration	1
Master of Public Health	1
Master of Science	3
Bachelor of Arts	22
Bachelor of Business Administration	1
Bachelor of Science	10
Associate of Arts	12
Associate of Science	7

76
Certificates
Graduate	27
Undergraduate	24

TOTAL	127

At the graduate level, we offer degree programs in the following disciplines:

•	Master of Arts in:

•	Criminal Justice

•	Emergency Management and Disaster Management

•	History

•	Homeland Security

•	Humanities

•	Intelligence Studies

•	International Relations and Conflict Resolution

•	Management

•	Legal Studies

•	Military History

•	Military Studies

•	National Security Studies

•	Political Science

•	Security Management

•	Transportation Management and Logistics

•	Master of Business Administration

•	Master of Public Administration

•	Master of Education in:

•	Administration and Supervision

•	Guidance Counseling

•	Teaching

•	Master of Public Health

•	Master of Science in:

•	Environmental Policy and Management

•	Space Studies

•	Sports Management

At the undergraduate level, we offer degree programs in the following disciplines:

•	Bachelor of Arts in:

•	Child and Family Development

•	Criminal Justice

•	Emergency and Disaster Management

•	English

•	General Studies

•	History

•	Homeland Security

•	Hospitality Management

•	Intelligence Studies

•	International Relations

•	Management

•	Marketing

•	Middle Eastern Studies

•	Military History

•	Military Management and Program Acquisition

•	Philosophy

•	Political Science

•	Psychology

•	Religion

•	Security Management

•	Sociology

•	Transportation and Logistics Management

•	Bachelor of Business Administration

•	Bachelor of Science in:

•	Criminal Justice with Concentration in Forensics

•	Environmental Studies

•	Fire Science Management

•	Information Technology

•	Information Technology Management

•	Information System Security

•	Legal Studies

•	Public Health

•	Space Studies

•	Sports and Health Sciences

•	Associate of Arts in:

•	Accounting

•	Business Administration

•	Communication

•	Counter-Terrorism Studies

•	Early Childhood Care and Education

•	General Studies

•	History

•	Hospitality

•	Military History

•	Personnel Administration

•	Real Estate Studies

•	Weapons of Mass Destruction Preparedness

•	Associate of Science in:

•	Computer Applications

•	Database Application Development

•	Fire Science

•	Explosive Ordnance Disposal

•	Web Publishing

•	Paralegal Studies

•	Public Health

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

Admissions

Our universities welcome qualified individuals to apply for admission at any time through an online application process. We are an open enrollment institution, and qualifications for our undergraduate program are a high school diploma or General Education Development certificate. Graduate applicants must hold a baccalaureate degree from an accredited U.S. institution or an equivalent foreign institution. In 2008, more than 89,600 prospective students inquired about admission through our website or by mail, e-mail, or phone and more than 23,300 started at least one course. In 2009, more than 157,800 inquiries were received and more than 31,500 students started at least one course.

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

Tuition, Books and Fees

We believe that our ability to provide affordable programs is one of our competitive strengths. We have maintained our tuition costs in line with public, in-state rates and within the DoD tuition ceilings. Undergraduate tuition is $250 per semester credit hour, or $750 per three-credit course. This is aligned with the DoD’s maximum tuition assistance levels per course, which enables most of our military students to take courses with no out-of-pocket costs. Since 2000 we have not raised undergraduate tuition and we anticipate no tuition increase for undergraduate students for the foreseeable future. If we were to implement a tuition increase or if the DoD were to lower the amount of tuition assistance per student, military students eligible for the U.S. Department of Veterans Affairs’ GI Bill may apply that entitlement to cover the difference through the Top-Up program. A full 120-semester hour undergraduate degree may be earned for $30,000. Eligible undergraduate students receive their textbooks through our book grant program, which represents a potential average student savings over the course of a degree of approximately $4,500 when compared to four-year colleges according to The College Board Study, Annual Survey of Colleges report from 2009.   Most students transfer in a significant amount of prior credit earned, which also reduces the cost and time of earning their degree.

With respect to tuition for graduate programs, we had a modest tuition increase in 2007 but otherwise have not altered tuition since 2000. Graduate tuition is currently $275 per semester hour, or $825 per three-semester credit hour course. For graduate courses beginning in April 2010, tuition will be increased to $300 per semester hour , or $900 per three-credit hour course. For military students, the service branch pays $750 of the tuition costs per course, and students have the option of paying the remainder out of pocket or applying their GI Bill entitlement to cover the cost above $750. At these tuition rates, including the planned tuition increase, students may earn a graduate degree for less than $10,000 in tuition costs.

Consistent with our approach to affordability, we believe we have limited fees for students compared to other institutions. We do not charge an admission fee, nor do we charge fees for services such as registration, technology, course drops, and similar events that trigger fees at most institutions. In addition, as a total distance learning institution, there are no resident fees, such as for parking, food service, student union and recreation. We do charge fees for credit transfer evaluation, withdrawal, graduation, late registration, transcript request and comprehensive examination, when applicable. While we charge a fee for transfer credit evaluation, unlike transfer credit fees at many institutions, the fee is a one-time fee that does not increase as more credits are transferred.

In addition to military and veterans benefits, we offer a variety of federal and non-federal aid programs to assist students with their education costs. The federal student aid programs under Title IV constituted 18.7% of our net registrations in 2009, and we expect that the ability to participate in these programs is important to our growth. The following aid sources are available from military, federal, state, agency and local organizations to help students meet their education goals:

Military and Veterans Student Aid

•	Training Funds

•	Tuition Assistance

•	Veterans Administration Benefits (G.I. Bill)

Other Federal Student Aid, Including Title IV Programs

•	Federal Pell Grant

•	Federal Subsidized Stafford Loan

•	Federal Unsubsidized Stafford Loan

•	Federal PLUS Loan

•	Federal Graduate PLUS Loan

•	Academic Competitiveness Grant

•	National Science, Mathematics and Access to Retain Talent (SMART) Grant

•	Teacher Education Assistance for College and Higher Education (TEACH) Grant

Non-Federal Student Aid

•	Employer Voucher

•	Private Loans

•	Undergraduate Book Grant

Enrollment and Student Body

Our student body consists of over 63,700 students, and most of them hold full-time employment. Active students are defined as those who have completed a course in the past twelve months, are currently enrolled or registered for an upcoming course or are on Program Hold. We disenroll students who fail to register for and complete at least one course in a calendar year, although they may later reapply for admission and active status. Program Hold permits students on extended military deployments to remain active until they return and are able to resume their studies.

Faculty

Our faculty consists of over 980 members with relevant teaching and practitioner experience. As of December 31, 2009, approximately 210 faculty members are designated as full-time, and more than 770 members are serving as adjunct faculty. A significant majority of our graduate faculty hold a doctorate in the relevant field, while virtually all undergraduate faculty have earned a graduate degree. Exceptions are granted for a limited number of faculty who may not meet the degree standards, but evidence significant experience and achievement in the subject area they teach.

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

Partnership At a Distance

We have established proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. Through PAD we try to create learning partnerships with our students and faculty that remove time and distance barriers. The PAD system serves as the backbone for all online student interaction, other than the classroom, which is provided through a separate program that is integrated with the PAD system. We believe that the PAD system empowers students to control the path to achieving their educational goals by providing them with 24/7 access to resources without requiring intervention from staff. The PAD system also serves as a business workflow process designed to enable faculty and staff to make decisions for continuous process improvement based primarily on objective information and feedback from students. Through the PAD system we are also able to manage on an automated and cost-effective basis the complex administrative tasks resulting from offering monthly semester starts for over 1,400 classes in over 820 unique courses to our over 63,700 students taught by over 980 faculty members.

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

Our online classroom employs the web-based portal learning management system, Educator™, from Ucompass.com, Inc., for which we obtained a perpetual license with long-term support commitments in the first quarter of 2008. The Educator system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We currently rely on Ucompass for ongoing support and customization and integration of the Educator system with the rest of our technology infrastructure. We have determined that it is in our long-term best interest to transition to a new online classroom that allows us to integrate additional technologies and resources. Our online classroom is central to our operations, and the process of switching our provider will be complicated and time consuming. We may underestimate the amount of time and capital that will be required to complete the transition and our management team could be distracted from focusing on other aspects of our business. Furthermore, the online classroom that we select may not be well received by our current or future students. Any of the foregoing problems could result in an adverse impact on our operations, damage to our reputation and limits on our ability to attract and retain students. Once a new platform is selected and implemented, we will continue to utilize our Educator platform as a storage software system to maintain the historical record of our student/faculty interactions.

Competition

There are more than 4,000 U.S. colleges and universities serving traditional college age students and adult students. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. Within our primary military market, there are more than 1,000 institutions that serve military students and receive tuition assistance funds. Our primary competitors for military students are other institutions offering online bachelor’s and master’s degrees and traditional colleges and universities located near military installations

We compete with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs.

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

We have secured a trademark for the phrase “Educating Those Who Serve,” which is used in promotional materials and messaging, as well as the brand names American Military University, American Public University and American Community College, and we have applied for a trademark for the term Partnership At a Distance. We also own rights to more than 200 Internet domain names pertaining to APUS, AMU, APU and other unique descriptors. Our proprietary student information and service system, the PAD system, is pending patent with the Patent and Trademark Office.

Employees

In addition to our faculty of over 980 members, as of December 31, 2009, we had a professional staff of approximately 500 non-faculty employees administering our academic, technology, service and business operations. Most of our non-faculty employees work in either our headquarters in Charles Town, West Virginia, or in our administrative offices in Manassas, Virginia.

All full-time employees participate in an incentive compensation program, which enables staff and full-time faculty to earn quarterly and annual bonus.

None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF AMERICAN PUBLIC EDUCATION, INC.

The table below shows information about our executive officers:

Name	Age	Position

Wallace E. Boston, Jr.	55	President, Chief Executive Officer and Director
Harry T. Wilkins	53	Executive Vice President, Chief Financial Officer
Carol S. Gilbert	51	Executive Vice President, Marketing
Dr. Frank B. McCluskey	60	Executive Vice President, Provost
Dr. Sharon van Wyk	50	Executive Vice President, Chief Operations Officer
Peter W. Gibbons	57	Senior Vice President, Chief Administrative Officer
W. Dale Young	60	Senior Vice President, Chief Information Officer

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

Sharon van Wyk, Ph.D. joined the Company in August 2009 as Executive Vice President, Chief Operations Officer. From March 2009 to April 2008, Dr. van Wyk served as Vice President of Process Excellence, Infrastructure & Online Customer Support at Intuit. From 2001 to 2006, Dr. van Wyk served as Vice President of Process Excellence and New Market Development for Genworth Financial.  From 1996 to 2001, Dr. van Wyk served as Manager, Global Risk Management and Six Sigma for GE Capital. From 1988 to 1996, Dr. van Wyk served as Associate Partner, Change Management for Accenture Consulting. Dr. van Wyk was an adjunct professor for the Executive MBA program at the University of Connecticut Business School and possesses several process improvement certifications including Master Black Belt and Six Sigma Instructor.

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

W. Dale Young joined us in September 2009 as interim Chief Information Officer, and in February 2010 became Senior Vice President, Chief Information Officer.  From March 2005 until September 2009 Mr. Young served as President of Decent LLC, a business and technology consulting company, during which time he provided consulting advice to us on a number of important information technology and management projects. From September 2003 to March 2005 Mr. Young served as Executive Vice President of Systems Alliance, Inc. a Maryland based web-content management software and consulting company. From January 1978 until his retirement in October 2002, Mr. Young held several staff and leadership assignments in the US and Korea with Pricewaterhouse Coopers LLP, PW Consulting and PwC Consulting Korea.

Available Information

Our Company’s Internet address is www.americanpubliceducation.com. We make available, free of charge through our website, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, soon after they are electronically filed with the SEC. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington DC 20549, or at www.sec.gov . You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

As an institution of higher education that grants degrees, diplomas and certificates, we are required to be authorized by appropriate state education authorities. In addition, in certain states as a condition of continued authorization to grant degrees and in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces, an institution must be accredited by an accrediting agency recognized by the Secretary of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution. The Higher Education Act requires accrediting agencies recognized by the Secretary of Education to review and monitor many aspects of an institution’s operations and to take appropriate action when the institution fails to comply with the accrediting agency’s standards.

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

We are also authorized to operate as an out-of-state institution by the State Council of Higher Education for Virginia. We are authorized in Virginia because we have administrative offices there, which requires state authorization under Virginia laws. We have sought and received confirmation that our current operations do not require licensure or authorization or we have been notified that we are exempt from licensure or authorization requirements in each of 37 states. We are currently in the process of working with the New York State Board of Regents to determine the appropriate level and form of our relationship with that agency in light of recent revisions to various state statutes and New York State Department of Education guidelines relating to distance education programs. The university and its representatives are licensed or authorized to operate or to conduct activities in the remaining 12 states and the District of Columbia (Alabama, Arkansas, Florida, Georgia, Idaho, Kansas, Massachusetts, Minnesota, New Mexico, Pennsylvania, Wisconsin and Wyoming).  In some cases, the licensure or authorization is restricted to specific programs or activities. Because state education agencies may develop new administrative rules, or may be subject to new legislative mandates, we routinely review the licensure requirements of relevant state education agencies and contact relevant state education agencies to determine whether our activities in their states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Because we enroll students from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state education agency, it is unlikely that from time to time we will need to seek licensure or authorization in additional states, or modify our approach with respect to the manner by which we operate in specific states.

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

We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, and may require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Although we believe that the only state authorization or licensure necessary for us to participate in the tuition assistance programs of the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission, failure to comply with authorization or licensure requirements in other states could restrict our ability to recruit or enroll students in those states. Failure to comply with the requirements of the West Virginia Higher Education Policy Commission could result in our losing authorization from the West Virginia Higher Education Policy Commission, eligibility to participate in Title IV programs, or ability to offer certain programs, any of which may force us to cease operations.

Accreditation

We received institutional accreditation in 2006 from The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of Education. Our next comprehensive evaluation will be in 2010-2011, as part of a regularly scheduled evaluation process. In November 2008, The Higher Learning Commission conducted a focused visit for the purpose of considering an expansion of our mission to include liberal arts bachelors degrees. In December 2008, The Higher Learning Commission approved expansion of our mission to include liberal arts bachelors degrees. The Higher Learning Commission conducted a focused evaluation in February 2009 due to the August 2008 change in ownership under The Higher Learning Commission’s standards, and the site visitors did not identify concerns related to the August 2008 change and our accreditation status.

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

 In November and December 2009, the Department of Education’s Office of the Inspector General (OIG) issued reports criticizing three accrediting agencies, including The Higher Learning Commission, for failing to define both program length and credit hours. OIG explained that such failure could result in inflated credit hours, improper designation of full-time student status, and over-awarding of Title IV funds. OIG, in an unusual action, recommended that the Department of Education consider limiting, suspending, or terminating The Higher Learning Commission’s recognition as an accrediting agency for purposes of determining institutional eligibility to participate in Title IV programs. The Department of Education generally is not required to act on OIG recommendations. As explained elsewhere in this annual report, the Department of Education is considering regulations to address OIG’s concerns regarding measurement of credit hours. As stated above, we also are accredited by DETC, which is a national accrediting agency recognized by the Secretary of Education for purposes of eligibility to participate in tuition assistance programs of the United States Armed Forces and Title IV programs.

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

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the DoD. Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary institutions that are accredited by accrediting agencies that are recognized by the Secretary of Education. For our undergraduate programs we have established tuition per course that can be 100% covered by DoD tuition assistance funds, resulting in no out-of-pocket costs to undergraduate military students to attend our institution. Each branch of the armed forces has established its own rules for the tuition assistance programs of DoD. Pursuant to these rules, in order for service members to use their tuition assistance funds at American Public University System, we need to maintain our state licensure and either our regional or national accreditation and the service member must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their degree.

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

We were first certified to participate in Title IV programs in September 2006. The Department of Education has approved us to participate in the following Title IV programs (described below): (1) the Federal Family Education Loan Program (the “FFEL” program), (2) William D. Ford Federal Direct Loan Program (the “Direct Loan Program”, (3) the Federal Pell Grant program (the “Pell” program), (4) campus-based programs, and (5) Teacher Education Assistance for College and Higher Education (TEACH) Grant Program.

(1)  FFEL Program.   Under the FFEL program, banks and other lending institutions make loans to students and parents of dependent students. The FFEL program includes the Federal Stafford Loan Program, the Federal PLUS Program (which beginning on July 1, 2006 provided for making loans to graduate and professional students as well as parents of dependent undergraduate students), and the Federal Consolidation Loan Program. If a student defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan. As of December 31, 2009, we ceased to participate actively in the FFEL Program.

(2)  Direct Loan Program ..  Under the Direct Loan Program, the Department of Education makes loan directly to students rather than guaranteeing loans made by lending institutions. As of June 1, 2009, APUS has originated all new loans for students and their parents through the Direct Loan Program.

(3)  Federal Grant Programs.   Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors. Grants under the Academic Competitiveness Grant Program and National Science and Mathematics Access to Retain Talent Grant Program are available to students who are eligible for Pell Grants and meet certain other requirements.

(4)  Campus-Based Programs.   The “campus-based” Title IV programs include the Federal Supplemental Education Opportunity Grant program, the Federal Work-Study program and the Federal Perkins Loan program. We do not actively participate in any campus-based program.

(5)  Teacher Education Assistance for College and Higher Education (TEACH) Grant Program.  The TEACH Grant Program provides up to $4,000 a year in grant assistance to undergraduate, post-baccalaureate, and graduate students who agree to serve for at least four years as full-time “highly qualified” teachers in high-need fields in public or not-for-profit private elementary or secondary schools that serve students from low-income families.

Congress is considering legislation that among other changes would eliminate the FFEL Program and require all institutions that participate in the Title IV programs to participate exclusively in the Direct Loan Program by July 1, 2010.  See Pending Legislative and Regulatory Changes below for more information. As of June 1, 2009, we have processed new federal loan applicants exclusively in the Direct Loan Program.

In addition to the programs stated above, eligible students may participate in several other financial aid programs or receive support from other governmental and private sources. For example, some of our students who are veterans use their benefits under the GI Bill to cover their tuition. Certain of our students are also eligible to receive funds from other education assistance programs administered by the VA. Pursuant to federal law providing benefits for veterans and reservists, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in Virginia and West Virginia. We offer institutional financial aid to eligible students. In certain circumstances, our students may access alternative loan programs. Alternative loans are intended to cover the difference between what the student receives from all financial aid sources and the full cost of the student’s education. Students can apply to a number of different lenders for this funding at current market interest rates. Finally, some of our students finance their own education or receive full or partial tuition reimbursement from their employers.

The Post-9/11 Veterans Educational Assistance Act of 2008, sometimes referred to as the “New GI Bill”, expands education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard. Under the New GI Bill, eligible veterans may receive benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran is enrolled. In addition, veterans who are not enrolled in wholly distance education programs may receive monthly housing stipends. Veterans may also receive up to $1,000 per academic year for books and other education costs. The provisions regarding benefits for post-9/11 veterans were effective August 1, 2009. Effective August 1, 2008, the legislation also increases the amount of education benefits available to eligible veterans under pre-existing law, namely the Montgomery GI Bill. The legislation also authorizes expansion of service members’ ability to transfer veterans education benefits to family members.

Regulation of Title IV Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, West Virginia) and maintain institutional accreditation by a recognized accrediting agency. In May 2008, we were fully recertified to participate in Title IV programs after having completed an initial period of participation during which we were provisionally certified. In August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. In connection with this review, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010. See “Eligibility and Certification Procedure” and “Regulatory Actions and Restrictions on Operations” below for more information.

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, and because Congress recently enacted legislation that imposes new obligations on institutions, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances. See “Pending Legislative and Regulatory Changes” below for more information.

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action.   Congress reauthorizes the Higher Education Act approximately every five to six years. On July 31, 2008, Congress completed the reauthorization process by passing the Higher Education Opportunity Act or HEOA. The bill was enacted on August 14, 2008. HEOA provisions are effective upon enactment, unless otherwise specified in the law. Selected HEOA provisions are described in relevant parts of this annual report. Although Congress took many years to complete reauthorization, three laws to amend and reauthorize aspects of the Higher Education Act were enacted in the meantime. In February 2006, the Deficit Reduction Act of 2005, which includes the Higher Education Reconciliation Act of 2005 or HERA, was enacted. Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs. In September 2007, the College Cost Reduction and Access Act (CCRA) was enacted.  Among other measures, the CCRA increased benefits to students under Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. In May 2008, the Ensuring Continued Access to Student Loans Act of 2008 (ECASLA) was enacted. ECASLA was designed to facilitate student loan availability and to increase student access to federal financial aid in light of market conditions. HEOA includes numerous new and revised requirements for higher education institutions and thus increases substantially regulatory burdens imposed on such institutions under the Higher Education Act. We cannot predict with certainty the effect HEOA’s provisions will have on our business. In addition, we cannot predict with certainty whether or when Congress might act to amend further the Higher Education Act. The elimination of certain Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institution.

The Department of Education has stated that affected parties are responsible for taking steps to comply with HEOA by the effective dates established in HEOA even in the absence of final effective regulations. During 2009, the Department of Education developed regulations to implement HEOA changes to Title IV of the Higher Education Act. The Department of Education published final regulations in October 2009. Those regulations are effective July 1, 2010. If our efforts to comply with HEOA’s provisions are inconsistent with how the Department of Education interprets those provisions, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds.

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

Eligibility and Certification Procedures.   Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change of control. An institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in ownership resulting in a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. We are currently provisionally certified because we underwent a change in ownership and control in August 2008.

On October 2, 2008, we received a letter from the Department of Education approving our August 2008 deemed change in ownership and control and granting us provisional certification until September 30, 2010.  We will apply for recertification by the deadline for the application, which is June 30, 2010. See “Regulatory Actions and Restrictions on Operations” for more information.

Distance Learning.   We offer all of our existing degree, diploma and certificate programs via Internet-based telecommunications from our headquarters in Charles Town, West Virginia. Under HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program.

Administrative Capability.   Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

•	comply with all applicable Title IV program regulations;

•	have capable and sufficient personnel to administer Title IV programs ;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	not have cohort default rates above specified levels;

•	have various procedures in place for safeguarding federal funds;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	provide financial aid counseling to its students;

•
refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

•	submit in a timely manner all reports and financial statements required by the regulations;

•
report annually to the Secretary of Education on any reasonable reimbursements paid or provided by a private education lender or group of lenders to any employee who is employed in the institution’s financial aid office or who otherwise has responsibilities with respect to education loans; and

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

Financial Responsibility.   The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the resources necessary to comply with Title IV program requirements and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for liabilities incurred in programs administered by the Department of Education.

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards. Generally, the standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations and remain current on its debt payments. The financial responsibility standards include a complex formula that uses line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution. At the request of the Department of Education, we supply our consolidated financial statements to the Department of Education for purposes of calculating the composite score. We have applied the financial responsibility standards to our consolidated financial statements as of and for the year ended December 31, 2009, and calculated a composite score of 3.0 out of a maximum score of 3.0. We therefore believe that we meet the Department of Education’s composite score standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we may be able to establish financial responsibility on an alternative basis by, among other things:

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

The “90/10 Rule.”   A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes us. Under the Higher Education Act, a proprietary institution is prohibited from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). Prior to the adoption of HEOA, an institution that violated the rule became ineligible to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which its Title IV revenue exceeded 90% of its revenues, and it was unable to apply to regain its eligibility until the next fiscal year.

HEOA changed the 90/10 Rule from an eligibility requirement to a compliance obligation that is part of an institution’s program participation agreement with the Department of Education. Accordingly, HEOA generally lessens the severity of noncompliance with the 90/10 Rule, although repeated noncompliance will result in loss of eligibility to participate in Title IV programs. Under the terms of HEOA, a proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. HEOA requires the Secretary of Education to disclose on its website any proprietary institution of higher education that fails to meet the 90/10 requirement and to report annually to Congress the relevant ratios for each proprietary institution of higher education. HEOA generally codifies the formula for 90/10 Rule calculations as set forth in preceding Department of Education regulations, but also expands on the Department of Education’s formula in certain respects, including by broadening the categories of funds that may be counted as non-Title IV revenue for 90/10 Rule purposes. HEOA’s changes to the 90/10 Rule are effective upon enactment, which occurred on August 14, 2008.

The Department of Education issued final regulations implementing the 90/10 Rule and certain other HEOA provisions on October 29, 2009. The regulations generally track the HEOA provisions, but clarify the treatment of certain types of revenue. The regulations require institutions to report in their annual financial statement audits not only the percentage of revenues derived from Title IV funds during the fiscal year, but also the dollar amount of the numerator and denominator of the 90/10 calculation and specified categories of revenue. The regulations shorten from 90 to 45 days the time period within which institutions must notify the Secretary of Education after the end of a fiscal year in which the institution failed to meet the 90/10 requirement. The regulations are effective July 1, 2010, but institutions may, at their discretion, implement the 90/10 regulations on or after November 1, 2009.

Using the formula in effect prior to enactment of HEOA, we derived approximately 14% of our cash-basis revenues from eligible programs in 2007 compared to 1% in 2006 and 0% in 2005. Using the HEOA formula, we derived approximately 19% of our cash-basis revenues from Title IV program funds in 2008. Our auditors will compute our 90/10 Rule percentage when they perform our annual compliance audit.

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

The three most recent federal fiscal years for which FFEL/Direct Loan cohort defaults rates have been officially calculated are federal fiscal years 2005, 2006, and 2007. Because we began only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate for federal fiscal year 2006 or earlier. Our FFEL/Direct Loan cohort default rate for federal fiscal year 2007 is 0.0%.  However, we do not believe that our low cohort default rate for federal fiscal year 2007 is a meaningful measure because of the relatively few students in repayment during the applicable period.  Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate.

HEOA extends by one year the period for measuring the cohort default rate for FFEL program and Direct Loan program loans. Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second following federal fiscal year. The current method of calculating rates will remain in effect and will be used to determine any sanctions on institutions because of their cohort default rates until three consecutive years of official cohort default rates calculated under the new formula are available – i.e., in 2014.

The HEOA also increases the cohort default rate ceiling from 25% to 30%. The HEOA provides for the following sanctions based on cohort default rates calculated under the new HEOA methodology:

•
An institution whose cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available will be ineligible to participate in the FFEL Program, Direct Loan Program, and Federal Pell Grant Program.

•
If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan.

•
An institution whose cohort default rate exceeds 30% for two consecutive years will be required to review, revise and resubmit its default improvement plan, and the Department of Education may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

•
The Department of Education may subject an institution to provisional certification if the institution’s cohort default rate is 30% or more for any two consecutive federal fiscal years. An institution whose cohort default rate is 30% or more for any two consecutive federal fiscal years may file an appeal on specified grounds and according to specified procedures, and if the Secretary of Education determines that the institution has demonstrated grounds for relief, the Secretary may not subject the institution to provisional certification based solely on the institution’s cohort default rate.

HEOA does not change the current provision that an institution generally loses eligibility to participate in the FFEL Program and the Direct Loan Program if its most recent cohort default rate is greater than 40%.

The Department of Education has issued final regulations to implement the HEOA provisions on cohort default rates and other student loan matters. Those regulations are effective July 1, 2010. The final regulations provide that the Department of Education will issue two cohort default rates -- a rate calculated in accordance with pre-HEOA methodology (two-year rate) and a rate calculated in accordance with HEOA methodology (three-year rate) -- for fiscal years 2009 through 2011.  The final regulations also indicate that the Department of Education will rely on the two-year rate and related thresholds to determine institutional eligibility until 2014, when the Department of Education issues official three-year rates for the federal fiscal year 2011 cohort.

In December 2009 the Department of Education sent to institutions unofficial, “trial” cohort default rates showing institutions’ cohort default rates for federal fiscal years 2005, 2006, and 2007 as they would be calculated under the HEOA methodology. Three-year cohort default rates were generally expected to be higher than two-year cohort default rates, because of both the longer repayment history and current economic conditions. Our “trial” three-year cohort default rates are 0.0%, 0.0%, and 3.3% for federal fiscal years 2005, 2006, and 2007, respectively.  The Department of Education has not published average “trial” cohort default rates for proprietary institutions nationally for those federal fiscal years.

Incentive Payment Rules.   As part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Certain Department of Education regulations clarify the incentive payment rule. The regulations set forth 12 “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive payment rule could result in termination of participation in Title IV programs, limitation on participation in Title IV programs, or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in our present or former employee compensation and third-party contractual arrangements, we believe that our employee compensation and third-party contractual arrangements comply with the incentive payment provisions of the Higher Education Act and Department of Education regulations thereunder.

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

Under the Higher Education Act and Department of Education regulations, a proprietary institution of higher education must have been in existence for at least two years in order to be eligible to participate in Title IV programs. The Department of Education considers an institution to have been in existence for two years if it was legally authorized to give (and continuously was giving) the same postsecondary instruction for at least two consecutive years. Thus, when a for-profit institution applies to participate in Title IV programs for the first time, it must show that it is in compliance with the so-called two-year rule. An institution subject to the two-year rule may not award Title IV funds to a student in a program that is not included in the institution’s approval documents. For institutions that are subject to the two-year rule, during the institution’s initial period of participation in Title IV programs, the Department of Education will not approve additional programs that would expand the scope of the institution’s eligibility. The Department of Education may provide an exception to such limitation if the institution demonstrates that the program has been legally authorized and continuously provided for at least two years prior to the date of the request. In addition, when an institution is certified for the first time, its certification is provisional until the Department of Education has reviewed a compliance audit that covers a complete fiscal year of Title IV program participation and has decided to certify fully the institution. In the first quarter of 2008, we timely filed a recertification application because our initial period of certification was scheduled to end on June 30, 2008. As part of that recertification process, the Department of Education fully certified us and it no longer considers us to be in our initial period of certification. However, in August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. On October 2, 2008 the Department of Education approved our change in ownership application and granted us provisional certification for a two-year period ending September 30, 2010. Our program participation agreement provides that as a provisionally certified institution, we must apply for and receive approval by the Secretary of Education for any substantial change. Under our program participation agreement, substantial changes include but are not limited to establishment of additional locations, an increase in the level of academic offering, and addition of any non-degree or short-term training program. The Department of Education has advised us that an institution that is provisionally certified based on a change in ownership and control that resulted from a reduction of ownership interest is able to add new degree programs under the same conditions that apply to a fully certified institution.

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

In June 2009, The Higher Learning Commission adopted new policies related to institutional control, structure and organization.  Part of The Higher Learning Commission’s stated rationale for these changes was to better define the range of its oversight of transactions related to change of ownership at institutions. The new policies extend The Higher Learning Commission’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the new policies, The Higher Learning Commission also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself.  Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could open up an accredited institution to additional reviews by The Higher Learning Commission and possible change from an accredited status to candidate status, which enhances the risks of these types of actions.  In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs.  For-profit institutions may also be less attractive acquisition candidates because of the enhanced scrutiny of change in control transactions, the explicit ability to move an institution from accredited status to candidate status, and because The Higher Learning Commission will now also be looking more closely at entities that own accredited institutions.

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

When a change of ownership resulting in a change of control occurs, the Department of Education applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. When a publicly traded company undergoes a change in ownership and control due to a reduction in ownership interest, as occurred when in August 2008 funds affiliated with ABS Capital Partners distributed approximately 400,000 shares of our stock to its general and limited partners, the institution may submit its most recent quarterly financial statement as filed with the SEC, along with copies of all other SEC filings made after the close of the fiscal year for which a compliance audit has been submitted to the Department of Education, instead of the “same day” balance sheet. In addition, when a change in ownership and control occurs and there is a new owner, the institution must submit to the Department of Education audited financial statements of the institution’s new owner’s two most recently completed fiscal years that are prepared and audited in accordance with Department of Education requirements. The Department may determine whether the financial statements meet financial responsibility standards with respect to the composite score formula. If the institution does not satisfy these requirements, the Department of Education may condition its approval of the change of ownership on the institution’s agreeing to letters of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. If the new owner does not have the required audited financial statements, the Department of Education may impose certain restrictions on the institution, including with respect to adding locations and programs.

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

Pending Legislative and Regulatory Changes

Congress is considering legislation that would make further changes in the Higher Education Act and other education-related federal laws, and the U.S. Department of Education recently conducted a negotiated rulemaking to amend certain regulations relating to Title IV programs. Some of the proposed changes are noted below. It is not possible at this time to predict the outcome of these initiatives or their potential impact on us.

Congress

The U.S. House of Representatives has passed H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009. Among other changes, that bill would eliminate the FFEL Program, require all institutions participating in Title IV programs to convert exclusively to the Direct Loan Program by July 1, 2010, and make certain temporary changes in the 90/10 Rule. A companion bill has not yet been introduced in the U.S. Senate, but the Senate is expected to pursue such legislation in the near term. Democratic leaders on the Senate’s education committee maintain that they are committed to passing student aid reform without extending the authority of the Secretary of Education to purchase FFEL Program loans under ECASLA, which expires on July 1, 2010.  See – Regulation -- Financial Aid Regulation.  In the meantime, Republican members of both chambers who are opposed to the elimination of the FFEL Program have introduced bills to extend the Secretary’s authority to purchase FFEL Program loans for an additional year.

U.S. Department of Education

The Department of Education recently conducted negotiated rulemaking to develop regulations to address matters related to the integrity of Title IV programs. Negotiated rulemaking is a process required by the Higher Education Act to allow affected constituencies to share with the Department of Education their views on regulatory issues before the Department issues proposed regulations.  Among the topics that were negotiated are institutional eligibility issues (such as state authorization for postsecondary education institutions), definitional issues (such as the definition of “gainful employment in a recognized occupation” and “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (such as incentive payment). The negotiated rulemaking committee failed to reach consensus on the entire regulatory package that was the subject of negotiation.  Accordingly, the Department of Education is not required to use any language that was developed during negotiations, including language on which the negotiators reached tentative agreement.  Rather, if the Department of Education decides to proceed with regulations, it may use regulatory language developed during the negotiations as the basis for its proposed regulations or develop new regulatory language for all or a portion of its proposed regulations. Any proposed regulations will be published for comment. Any final regulations will become effective on July 1, 2011 at the earliest.

Item 1A.	RISK FACTORS

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

Our revenue increased 55% from $69.1 million in 2007 to $107.1 million in 2008, and it increased 39% from $107.1 million in 2008 to $149.0 million in 2009, primarily due to strong referrals from current students, new student marketing, and the receipt of regional accreditation in May 2006. The same factors that led to the growth in revenues also contributed to our net income improving to $23.9 million in 2009 from $16.2 million in 2008. The rate of revenue growth from 2008 to 2009 was at a slower pace than the rate of growth from 2007 to 2008. As our revenue base grows, we expect our growth rate percentages to continue to decline. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue and earnings growth, or if investors react negatively to the slowing of our growth rates, the value of our stock price may decline.

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

Tuition assistance programs offered to United States Armed Forces personnel constituted 56% of our net course registrations for 2009, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

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

Building awareness of AMU and APU and the programs we offer among potential students is critical to our ability to attract new students. In order to maintain and increase our revenues and profits, we must continue to attract new students in a cost-effective manner and these students must remain active in our programs. During 2009, we increased the amounts spent on marketing and advertising, and we anticipate this trend to continue, particularly as a result of our attempts to attract and retain students from non-military market sectors. We use marketing tools such as the Internet, exhibits at conferences, and print media advertising to promote our schools and programs. Additionally, we rely on the general reputation of AMU and APU and referrals from current students, alumni and educational service officers in the United States Armed Forces as a source of new students. Some of the factors that could prevent us from successfully advertising and marketing our programs and from successfully enrolling and retaining students in our programs include:

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

We intend to change the third party software provider for our online classroom, which will be a time-consuming and capital intensive process that may not be successful and in the interim could lead to our current provider ceasing to support our current system, any of which could adversely affect our students’ experience and our performance.

Our online classroom employs the Educator tm learning management system pursuant to a license from Ucompass.com, Inc. The Educator system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We currently rely on Ucompass for ongoing support and customization and integration of the Educator system with the rest of our technology infrastructure. We have determined that it is in our long-term best interest to transition to a new online classroom that allows us to integrate additional technologies and resources.  Our online classroom is central to our operations, and the process of switching our provider will be complicated and time consuming.  We may underestimate the amount of time and capital that will be required to complete the transition and our management team could be distracted from focusing on other aspects of our business.  Furthermore, the online classroom that we select may not be well received by our current or future students.  Any of the foregoing problems could result in an adverse impact on our operations, damage to our reputation and limits on our ability to attract and retain students. During the transition, if Ucompass ceased to operate or was unable or unwilling to continue to provide us with service, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes, all of which would also have an adverse impact on our operations, cause damage to our reputation and limit our ability to attract and retain students.

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

Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more members of our management team could harm our business. We do not have employment agreements with all of our other executive officers or key personnel. We do not maintain key person life insurance policies on any of our employees.

If we are unable to attract and retain management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed.

To execute our growth strategy, we must attract and retain highly qualified management, faculty, administrators and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. Our growth places constant demands on us to find qualified individuals across all levels of our institution. Since August 2009 we have hired a new Chief Operations Officer and Chief Information Officer, reflecting our continued need to also continue to expand and strengthen our management as we grow.  If we fail to attract new management, faculty, administrators or skilled personnel or fail to retain and motivate our existing management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, we may lose our ability to participate in Title IV programs or Department of Defense tuition assistance programs or have our participation in the Title IV programs conditioned or limited.

As we continue to grow we may be susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds by APUS, including as a result of identity theft, may be heightened due to our nature as an online education provider. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid.  We cannot be certain that our systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes or that we will be able to expand such systems and processes at a pace consistent with our growth.

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education any credible information indicating that any applicant, employee, third-party servicer, or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations. See “Regulation of our Business” in this annual report for more information on the Department of Education’s regulations on administrative capability. In addition, our ability to participate in Title IV programs and the tuition assistance programs of the United States Armed Forces is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to detect adequately fraudulent activity related to student enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under HEOA, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and the tuition assistance programs of the United States Armed Forces.

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

In August 2008, funds affiliated with ABS Capital Partners reduced their beneficial ownership interest from approximately 26% to approximately 24% of our outstanding common stock by distributing to their limited partners and general partners 400,000 shares of our stock. As a result of this distribution of shares, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from our regional accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools, indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010.

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

Our operations are also subject to regulation due to our participation in Title IV programs. Title IV programs, which are administered by the Department of Education, include education loans with below-market interest rates that are guaranteed by the federal government in the event of default or are funded by the federal government. Title IV programs also include several grant programs for students with economic need as determined in accordance with the Higher Education Act and Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of Education and be certified as an eligible institution by the Department of Education. Our growth strategy is partly dependent on enrolling more students who are attracted to us because of our continued participation in these programs.

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

American Public University System is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education, and by the Accrediting Commission of the Distance Education and Training Council, or DETC, which is a national accrediting agency recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in the tuition assistance programs of the United States Armed Forces. In 2009, we derived approximately 56% of our revenue from net course registrations from these tuition assistance programs. Accreditation by an accrediting agency that is recognized by the Secretary of Education for Title IV purposes is also required for an institution to become and remain eligible to participate in Title IV programs. American Public University System achieved regional accreditation from The Higher Learning Commission in 2006 and has had national accreditation from the Distance Education and Training Council since 1995. We have identified The Higher Learning Commission as our primary accreditor for Title IV purposes. Either The Higher Learning Commission or DETC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited American Public University System must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agencies. Furthermore, many prospective students may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and we believe that loss of regional accreditation may reduce the marketability of American Public University System even if national accreditation were maintained. The complete loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the United States Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

Increased scrutiny of accrediting agencies by the Secretary of Education may result in increased scrutiny of institutions, particularly proprietary institutions, by accrediting agencies, and if our institutional accrediting agency loses its ability to serve as an accrediting agency for Title IV program purposes, we may lose our ability to participate in Title IV programs.

In November and December 2009, the Department of Education’s Office of the Inspector General (“OIG”) issued reports criticizing three regional accreditors – Middle States Commission on Higher Education, the Southern Association of Colleges and Schools, and the Higher Learning Commission  – for failing to define both program length and credit hours. OIG, in an unusual action, recommended that the Department of Education consider limiting, suspending, or terminating The Higher Learning Commission’s recognition as an accreditor for purposes of determining institutional eligibility to participate in Title IV programs. If the Department of Education were to limit, suspend, or terminate The Higher Learning Commission’s recognition, we could lose our ability to participate in the Title IV programs, unless and until we were able to obtain Department of Education approval to rely on DETC accreditation for purposes of institutional eligibility to participate in the Title IV programs. If we were unable to rely on DETC accreditation in such circumstances, among other things, our students and us would be ineligible to participate in the Title IV programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accrediting agencies. Furthermore, because the for-profit education sector is growing at such a rapid pace, it is possible that accrediting bodies would respond to that growth by adopting additional criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like us.  For example, in June 2009, The Higher Learning Commission adopted new policies related to institutional control, structure and organization.  Part of The Higher Learning Commission’s rationale for these changes was to better define the range of its oversight of transactions related to change of ownership at institutions. The new policies extend The Higher Learning Commission’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the new policies, The Higher Learning Commission also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself.  Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could open up an accredited institution to additional reviews by The Higher Learning Commission and possible change from an accredited status to candidate status, which enhances the risks of these types of actions.  In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs.  For profit institutions may also be less attractive acquisition candidates because of the enhanced scrutiny of change in control transactions, the explicit ability to move an institution from accredited status to candidate status and The Higher Learning Commission will now also be looking more closely at entities that own accredited institutions.

Our experience with the Title IV programs is limited, because we only began to participate in the programs in 2006, and our failure to comply with the complex regulations associated with Title IV programs would have a significant adverse effect on our operations and prospects for growth.

We first became certified to participate in Title IV programs for classes beginning in November 2006. We expect a significant portion of our growth in enrollments and revenues to come from students who are utilizing funds from Title IV programs. However, compliance with the requirements of the Higher Education Act and Title IV programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the Department of Education could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations.

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

American Public University System has a physical presence in the Commonwealth of Virginia based on administrative offices in that state, and it is authorized by the State Council of Higher Education for Virginia. We regularly review the licensure requirements of all other states to determine the degree to which our activities in those states rise to the level of requiring licensure or authorization beyond that already established. APUS has confirmed its regulatory status in 49 of the 50 states, plus the District of Columbia, and we are in the process of confirming our status with the last remaining state to ensure that we are in compliance with its recently revised regulatory provisions. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, the West Virginia Higher Education Policy Commission, The Higher Learning Commission or DETC. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Although we believe that the only state licensure or authorization that is necessary for American Public University System to participate in the tuition assistance programs for the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission, loss of licensure or authorization in other states or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in those states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

We must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by the Department of Education prior to seeking recertification, and our future success may be adversely affected if we are unable to successfully maintain certification or obtain recertification.

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. In 2006 we applied to participate in Title IV programs for the first time and were provisionally certified for a period through June 30, 2007. We timely submitted our application for recertification, and the Department of Education granted us provisional certification through June 30, 2008. In May 2008, we were fully recertified to participate in Title IV programs. In August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010. A provisionally certified institution must apply for and receive Department of Education approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. The Department of Education may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. In 2010 we plan to apply timely for recertification.  If the Department of Education does not renew or withdraws our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, our ability to operate could be impaired.

If we or American Public University System experience a change of control under the standards of applicable state education agencies, the Department of Education, DETC, The Higher Learning Commission, or other regulators, we must notify or seek the approval of each relevant regulatory agency. A change of control occurred in August 2008 and we have completed the required notification and approval processes. As a result of its review and approval of the change, The Higher Learning Commission conducted a focused evaluation in February 2009 as its policies require it to do as a result of a change of the type we experienced in August 2008. In June 2009 the Higher Learning Commission confirmed approval of the change of control that occurred in August 2008. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock and significant changes in the composition of an institution’s board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the West Virginia Higher Education Policy Commission, the State Council of Higher Education for Virginia, the Department of Education, DETC or The Higher Learning Commission could have a material adverse effect on our business and financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require us to suspend our activities in that state or otherwise impair our operations. The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of your shares.

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

The Higher Education Act comes up for reauthorization by Congress approximately every five to six years. When Congress does not act on complete reauthorization, there are typically amendments and extensions of authorization. On August 14, 2008, the Higher Education Opportunity Act, or HEOA, was enacted. HEOA reauthorizes the Higher Education Act. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. In October 2009 the Department of Education published final regulations to implement HEOA. Those regulations generally are effective July 1, 2010, but many of the provisions of HEOA were effective upon enactment. If our efforts to comply with HEOA’s provisions are inconsistent with how the Department of Education interprets those provisions, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. In addition, there is no assurance that Congress will not in the future enact changes that decrease Title IV program funds available to students, including students who attend our institution. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs, would require us to arrange for other sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action, including HEOA, may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin. We are not in a position to predict with certainty whether any legislation will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institution and adversely affect our revenues and results of operations.

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

We only began to participate in the Title IV programs in 2006, and we have not developed the internal capacity to handle without third-party assistance the complex administration of participation in Title IV programs. Global Financial Aid Services, Inc. assists us with administration of our participation in Title IV programs, and if it does not comply with applicable regulations, we may be liable for its actions and we could lose our eligibility to participate in Title IV programs. In addition, if it is no longer able to provide the services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operation.

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

An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. HEOA modifies the Higher Education Act’s default rate provisions. Beginning with default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second following federal fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. HEOA also requires certain default prevention action by an institution with a default rate of 30% or more. Because we began only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate for federal fiscal year 2006 or earlier. Our cohort default rate for federal fiscal year 2007 is 0.0%. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate. If American Public University System loses its eligibility to participate in Title IV programs because of high student loan default rates, our students would no longer be eligible to use Title IV program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

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

We operate facilities in Charles Town, West Virginia and in Manassas, Virginia, which are within a one hour drive of each other and are located within the Washington, DC metropolitan area. The corporate headquarters, academic, technology, finance, admissions, and advancement offices are located in Charles Town, occupying twelve downtown facilities totaling approximately 70,000 square feet. The student services and marketing operations are located in Manassas in facilities totaling approximately 49,000 square feet. All facilities in Manassas are leased. In Charles Town, we have a combination of leased (50%) and owned (50%) properties. Lease terms vary by facility, with termination dates ranging from 2010 to 2015. Each lease has extension provisions ranging from 3 to 7 years. We continually evaluate our space needs and evaluate opportunities for continued physical growth, which includes considering both additional existing structures and potential new construction projects.  In 2009, we acquired land for $0.8 million in Charles Town, West Virginia, with the intent of constructing a new 40,000 square foot facility on the site, to be primarily used for academic offices. The project should result in an additional expenditure of approximately $8.0 million to $9.0 million over the next 12 to 18 months.

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

Year Ended December 31, 2008

First Quarter 2008	$27.56	$44.94
Second Quarter 2008	$29.51	$41.36
Third Quarter 2008	$34.53	$53.24
Fourth Quarter 2008	$33.00	$49.96

Year Ended December 31, 2009

First Quarter 2009	$33.69	$44.99
Second Quarter 2009	$31.45	$46.53
Third Quarter 2009	$31.54	$39.91
Fourth Quarter 2009	$30.30	$37.21

Holders

As of February 19, 2010, there were approximately 361 holders of record of our common stock.

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

Performance Graph

The graph below matches American Public Education, Inc.’s cumulative 26-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of seven companies that includes: Apollo Group Inc, Capella Education Company, Career Education Corp., Corinthian Colleges Inc, Devry Inc, ITT Educational Services Inc and Strayer Education Inc. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (with the reinvestment of all dividends) from 11/9/2007 to 12/31/2009.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Employees of the Company are provided the opportunity to forfeit shares of restricted stock equivalent to the minimum statutory tax withholding required to be paid when their restricted stock vests. During the year ended December 31, 2008 and 2009, the Company accepted for forfeiture 6,419 and 6,431 shares of restricted stock for satisfaction of $295,000 and $218,000 in minimum statutory tax withholding respectively.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2009, and the selected consolidated balance sheet data as of December 31, 2009 and 2008, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2006 and 2005, and selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005, have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share and net registration data)

Statement of Operations Data:
Revenues	$28,178	$40,045	$69,095	$107,147	$148,998
Costs and expenses:
Instructional costs and services	13,247	17,959	29,479	43,561	58,383
Selling and promotional	4,043	4,895	6,765	12,361	20,479
General and administrative	7,364	9,150	15,335	21,302	25,039
Write-off of software development project(1)	—	3,148	—	—	—
Depreciation and amortization	1,300	1,953	2,825	4,235	5,231

Total costs and expenses	25,954	37,105	54,404	81,459	109,132

Income from continuing operations before interest income and income taxes	2,224	2,940	14,691	25,688	39,866
Interest income, net	225	289	888	706	94

Income from continuing operations before income taxes	2,449	3,229	15,579	26,394	39,960
Income tax expense	1,061	771	6,829	10,207	16,017

Income from continuing operations	1,388	2,458	8,750	16,187	23,943
Preferred stock charge and accretion	(12,985)	—	—	—	—

Income (loss) from continuing operations attributable to common stockholders	(11,597)	2,458	8,750	16,187	23,943
Loss from discontinued operations, net of income tax benefit	(303)	(660)	—	—	—

Net income (loss) attributable to common stockholders	$(11,900)	$1,798	$8,750	$16,187	$23,943

Income (loss) from continuing operations per common share:
Basic	$(1.44)	$0.21	$0.69	$0.91	$1.32
Diluted	$(1.44)	$0.20	$0.64	$0.86	$1.27
Net income (loss) attributable to common stockholders per common share:
Basic	$(1.48)	$0.15	$0.69	$0.91	$1.32
Diluted	$(1.48)	$0.15	$0.64	$0.86	$1.27
Weighted average number of shares outstanding:
Basic	8,055	11,741	12,759	17,840	18,167
Diluted	8,055	12,178	13,601	18,822	18,906

Other Data:
Net cash provided by operating activities	$3,660	$8,929	$17,517	$29,757	$36,756
Capital expenditures	$4,613	$4,475	$6,827	$10,009	$10,758
Stock-based compensation(2)	$1,198	$284	$1,033	$1,674	$2,223
Net course registrations(3)	37,506	54,828	94,846	147,124	207,799

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,511	$11,678	$26,951	$47,714	$74,866
Working capital(4)	$5,741	$10,412	$21,433	$36,357	$59,419
Total assets	$22,444	$28,750	$48,980	$78,813	$115,753
Stockholders’ equity	$14,539	$16,821	$33,507	$53,475	$82,018

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Income from continuing operations	$1,388	$2,458	$8,750	$16,187	$23,943
Interest (income), net	(225)	(289)	(888)	(706)	(94)
Income tax expense	1,061	771	6,829	10,207	16,017
Depreciation and amortization	1,300	1,953	2,825	4,235	5,231

EBITDA from continuing operations	$3,524	$4,893	$17,516	$29,923	$45,097

(1)
During 2006, $3.1 million of capitalized software development costs were written off when management determined that the asset related to these costs was impaired because we are no longer pursuing the related project.

(2)
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R)-Share-Based Payment, or SFAS 123R (FASB ASC Topic 718) , which requires companies to expense share-based compensation based on fair value. Prior to January 1, 2006, we accounted for share-based payment in accordance with Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees, and provided the disclosure required in SFAS 123-Accounting for Stock-Based Compensation, as amended by SFAS No. 148-Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. Stock-based compensation expense for the year ended December 31, 2005 resulted from the repurchase of shares of common stock acquired upon exercise of employee stock options.

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

Overview

American Public Education, Inc. is a provider of online postsecondary education with an emphasis on the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System.

Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without cost, increased at a compound annual growth rate (CAGR) of 48% from 2007 to 2009. Over that same time, total revenue increased at a CAGR of 47%, from $69.1 million in 2007 to $149.0 million in 2009. We believe achieving regional accreditation in May 2006 and gaining access to Title IV programs beginning with classes that started in November 2006 have been additional factors driving growth. Net course registrations increased by 55% in 2009 over 2008, our revenue increased from $107.1 million to $149.0 million, or by 39%, over the same time period and operating margins increased to 26.8% from 24.0% over the same time period. Net course registrations increased by 55% in 2008 over 2007, our revenue increased from $69.1 million to $107.1 million, or by 55%, over the same time period and operating margins increased to 24.0% from 21.3% over the same time period. While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations or revenue as we do not expect that our historical growth rates are sustainable. Similarly, you should not rely on the improvement in our operating margins in any prior periods as an indication of our future operating margins. You should also note that our rates of growth in net course registrations, revenues and earnings from 2008 to 2009 have continued to decline and were all lower than our rate of growth from 2007 to 2008.

Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. We first became eligible to use Title IV funds beginning with classes that started in November 2006. For the year ended December 31, 2009, 18.7% of our net course registrations were from students using financial aid under Title IV programs. Because of our limited history with Title IV programs and because we cannot estimate the growth of new students that may result from our participation in Title IV programs, estimating the costs and expenses associated with administering Title IV programs and complying with the associated regulations is difficult.

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. Following accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, a national accrediting agency, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of American Public University System which operates our two universities, AMU and APU. Our university system achieved accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency, and became eligible for federal student aid programs under Title IV for classes beginning in November 2006.

Our key financial results metrics:

Revenues

In reviewing our revenues we consider the following components: net course registrations; tuition we charge; tuition net of scholarships; and other fees.

Net course registrations.   For financial reporting and analysis purposes, we measure our student body in terms of aggregate course enrollments, or net course registrations. Net course registrations represent the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without cost. Because we recognize revenues over the length of a course, net course registrations in a period do not correlate directly with revenues for that period because revenues recognized from courses are not necessarily recognized in the period in which the course registrations occur. For example, revenues in a quarter reflect a portion of the revenue from courses that began in a prior period and continued into the quarter, all revenue from courses that began and ended in the quarter, and a portion of the revenue from courses that began but did not end in the quarter.

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

Tuition.   Providing affordable programs is an important element of our strategy for growth. Since 2000, we have not raised undergraduate tuition and have only increased graduate tuition by a modest amount in 2007. We are scheduled for another modest increase in graduate tuition for courses beginning in April 2010.  We set our tuition costs so that our undergraduate military students may take courses without incurring out-of-pocket costs because our tuition is within the DoD tuition ceilings. Using the DoD tuition ceiling as a benchmark keeps our tuition in line with four-year public university, in-state rates.

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

Other fees.   Other fees include charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor(EITF 02-16) )(FASB ASC Topic 605), other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor.

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

Substantially all undergraduate students receive their textbooks through our book grant program. Over the course of a complete bachelor’s degree program, this represents a potential average student savings of approximately $4,500 when compared to four-year public colleges according to The College Board Study, Annual Survey of Colleges report from 2009. In connection with our book grant program, we have been working to reduce the overall cost of books per course. Graduate students may order and pay for their books through the contracted vendor from which we purchase the undergraduate book grant program books or they can purchase books from a vendor of their choice.

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

Changes in Connection with Becoming a Public Company

As a public company, we have begun and will continue to incur significant additional costs and expenses such as increased legal and audit fees, professional fees, directors’ and officers’ insurance costs and expenses related to compliance with Sarbanes-Oxley Act regulations and other annual costs of doing business as a public company including hiring additional personnel and expanding our administrative functions. We expect these additional expenses will continue to range from $1.5 million to $2.0 million per year and anticipate funding costs related to being a public company with cash provided by operating activities and cash on hand.

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

A summary of our critical accounting policies follows:

Revenue recognition.   We record all tuition as deferred revenue when students begin a class. At the beginning of each class, revenue is recognized on a pro rata basis over the period of the class, which is either eight or sixteen weeks. This results in our balance sheet including future revenues that have not yet been earned as deferred revenue for classes that are in progress. Students who request to be placed on program hold are required to complete or withdraw from the courses prior to being placed on hold. Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16 (FASB ASC Topic 605-50), Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor. Tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program that remits payments directly to us. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been yet earned by us, is presented as deferred revenue in the accompanying balance sheet.

Accounts receivable.   Course registrations are recorded as deferred revenue and accounts receivable at the time students begin a course. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, which can delay the receipt of payment up until the class starts or longer. These other payment options include payments by sponsors, alternative loans, financial aid, or a tuition assistance program that remits payments directly to us. When a student remits payment after a class has begun, accounts receivable is reduced. If payment is made prior to the start of class, the payment is recorded as a student deposit and the student is provided access to the classroom when classes start. If one of the various other payment options are confirmed as secured, the student is provided access to the classroom. If no receipt is confirmed or payment option secured, the student will be dropped from the class. Therefore, billed amounts represent invoices that have been prepared and sent to students or their sponsor, lender, financial aid, or tuition assistance program according to the billing terms agreed upon in advance. The DoD tuition assistance program is billed on a course-by-course basis when a student starts class, whereas federal financial aid programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The provision for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Recoveries of receivables previously written off are recorded when received. We do not charge interest on our past due accounts receivable.

Property and equipment.  Property and equipment are carried at cost less accumulated depreciation. Assets acquired under capital leases are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset at the inception of the lease. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Our Partnership At a Distance, or PAD, is a customized student information and services system, that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with Statement of Position (SOP) 98-1(FASB Topic 350), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company capitalizes the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Valuation of long-lived assets.  We account for the valuation of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FASB ASC Topic 360). SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.   We account for the valuation of long-lived assets with intangible lives that are not subject to amortization under Statement of Financial Accounting Standards (SFAS) No. 142 (FASB ASC Topic 350), Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset that is not subject to amortization to be tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized pursuant to step two of the two-step process prescribed in SFAS No. 142.

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

Stock-based compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (FASB ASC Topic 718), Share-Based Payment (FAS 123(R)), which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options. FAS 123(R) eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value-based method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107), relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on January 1, 2010.

The adoption of ASC Topic 860 is not expected to have a material impact on our financial statements.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2007	2008	2009

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	42.6%	40.7%	39.2%
Selling and promotional	9.8%	11.5%	13.7%
General and administrative	22.2%	19.9%	16.8%
Depreciation and amortization	4.1%	3.9%	3.5%

Total costs and expenses	78.7%	76.0%	73.2%

Income before interest income and income taxes	21.3%	24.0%	26.8%
Interest income, net	1.3%	0.6%	0.1%

Income before income taxes	22.6%	24.6%	26.9%
Income tax expense	9.9%	9.5%	10.7%

Net income	12.7%	15.1%	16.2%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues for the year ended December 31, 2009 were $149.0 million, an increase of 39% from $107.1 million for the year ended December 31, 2008. Net course registrations increased 41% to 207,799 in 2009 from 147,124 in 2008. The increase in net course registrations was primarily attributable to increased student referrals, the achievement of regional accreditation in May 2006, our participation in the Title IV program for classes starting in November 2006, and the increase in civilian students interested in the affordability and diversity of our academic programs.

Costs and Expenses

Costs and expenses were $109.1 million for the year ended December 31, 2009, an increase of $27.7 million, or 34%, compared to $81.5 million for prior year ended December 31, 2008. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues decreased to 73.2% in 2009 from 76.0% in 2008. Similarly, our income before interest income and income taxes, or our operating margin, increased to 26.8% from 24.0% over that same period. This decrease in costs and expenses as a percentage of revenues and increase in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue declined due to the proportionately higher growth in revenues as compared with the growth in expenses.

Instructional costs and services.   Instructional costs and services expenses for the year ended December 31, 2009 were $58.4 million, representing an increase of 34% from $43.6 million for the year ended December 31, 2008. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expense as a percentage of revenues decreased to 39.2% in 2009 from 40.7% in 2008. This decrease was primarily due to an increase in the average class size, which provided for a more efficient use of our full-time faculty. Full-time faculty increased to approximately 210 at December 31, 2009 from 120 at December 31, 2008.

Selling and promotional.   Selling and promotional expenses for the year ended December 31, 2009 were $20.5 million, representing an increase of 66% from $12.4 million for the year ended December 31, 2008. This increase was primarily due to an increase in internet advertising expense targeting our APU brand, and the number of personnel in our admissions department required to support higher student enrollments. Selling and promotional expenses as a percentage of revenues increased to 13.7% in 2009 from 11.5% for in 2008.

General and administrative.   General and administrative expenses for the year ended December 31, 2009 were $25.0 million, representing an increase of 18% from $21.3 million for the year ended December 31, 2008. The increase in expense was a result of the need for additional technology, financial positions, professional services, management and administrative facilities required to support a larger student body, participation in federal student aid, expenses associated with being a public company, and an increase in stock-based compensation expense. General and administrative expenses as a percentage of revenues decreased to 16.8% in 2009 from 19.9% in 2008. This decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

Depreciation and amortization.   Depreciation and amortization expenses were $5.2 million for the year ended December 31, 2009, compared with $4.2 million for the year ended December 21, 2008. This represents an increase of 24%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based compensation.   Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for the year ended December 31, 2009 was $2.2 million in the aggregate, representing an increase of 33% from $1.7 million for the year ended December 21, 2008. The increase in stock-based compensation expense is primarily attributable to an increase in new stock option grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2008 and 2009 (in thousands):

	Year Ended December 31,
	2008	2009
Instructional costs and services	$223	$469
Selling and promotional	70	147
General and administrative	1,381	1,607

Total stock-based compensation expense	$1,674	$2,223

Net Interest Income

Net interest income was $94,000 for the year ended December 31, 2009, representing a decrease of $612,000 from $706,000 for the year ended December 31, 2008. The decrease was attributable to investing cash in lower yielding investments and a decrease in interest rates for these investments, offset by an increase in cash flow from operations resulting in higher cash balances.

Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2009 and 2008 of $16.0 million and $10.2 million, respectively, or effective tax rates of 40.1% and 38.7%, respectively. The increase in the effective tax rate was generally a result of the effects of a decrease in historical rehabilitation credits associated with real estate acquired in 2006.

Net Income

Net income was $23.9 million for the year ended December 31, 2009, compared to net income of $16.2 million for the year ended December 31, 2008, an increase of 48% or $7.8 million. This increase was related to the factors discussed above.

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

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our eight last quarters ended December 31, 2009. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(Dollars in thousands)
	(Unaudited)

Statement of Operations Data:
Revenues	$23,241	$24,999	$27,404	$31,503	$33,161	$35,713	$36,471	$43,653
Costs and expenses:
Instructional costs and services	9,912	10,521	10,901	12,227	12,743	14,373	14,745	16,522
Selling and promotional	2,177	2,613	3,600	3,971	4,331	5,156	5,598	5,394
General and administrative	4,803	5,072	5,586	5,841	6,056	6,042	6,465	6,476
Depreciation and amortization	898	1,031	1,114	1,192	1,297	1,360	1,277	1,297

Total costs and expenses	17,790	19,237	21,201	23,231	24,427	26,931	28,085	29,689

Income before taxes	5,451	5,762	6,203	8,272	8,734	8,782	8,386	13,964
Interest income, net	242	196	181	87	11	29	30	24

Income before income taxes	5,693	5,958	6,384	8,359	8,745	8,811	8,416	13,988
Income tax expense (benefit)	2,288	2,033	2,568	3,318	3,507	3,497	3,404	5,609

Net income	$3,405	$3,925	$3,816	$5,041	$5,238	$5,314	$5,012	$8,379

Other Data:
Stock-based compensation	$377	$469	$396	$432	$535	$552	$562	$574
Net cash provided by operating activities	$6,979	$4,973	$7,832	$9,973	$6,263	$6,383	$10,189	$13,921
Capital expenditures	$2,193	$2,437	$1,917	$3,462	$1,754	$2,640	$3,364	$3,000
Net course registrations	33,091	33,261	38,926	41,846	46,650	47,853	55,268	58,028

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the years ended December 31, 2009 and 2008 primarily through cash provided by operating activities. Cash and cash equivalents were $74.9 million and $47.7 million at December 31, 2009 and 2008, respectively.

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

Operating Activities

Net cash provided by operating activities was $36.8 million, $29.8 million and $17.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Investing Activities

Net cash used in investing activities was $11.8 million, $10.9 million and $7.2 million for the years ended December 31, 2009, 2008, and 2007 respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which have been related to software development and IT infrastructure costs and buildings to support expansion. Capital expenditures could be significantly higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth.  In particular, in 2009 we acquired land for $0.8 million in Charles Town, West Virginia, with the intent of constructing a new 40,000 square foot facility on the site, to be primarily used for academic offices. The project should result in an additional expenditure of approximately $8 million to $9 million over the next 12 to 18 months.

Financing Activities

Net cash provided by financing activities was $2.2 million, $1.9 million, and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On November 14, 2007, we completed our initial public offering of 5,390,625 shares at a price of $20 per share. After the underwriters’ discount, we received net proceeds of $100.3 million. Following the completion of the offering, we paid a special distribution in the amount of $93.8 million or $7.63 per share of common stock and Class A common stock , to our stockholders of record immediately  prior to the completion of the offering. After the special distribution, the remaining $6.5 million was used to pay expenses remaining related to the offering and the residual proceeds were retained for general corporate purposes.

Contractual Commitments

We have various contractual obligations consisting of operating leases. The following table sets forth our future contractual obligations as of December 31, 2009.

		Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	4,700	1,021	1,803	1,693	183

Total contractual obligations	$4,700	$1,021	$1,803	$1,693	$183

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2007, 2008 or 2009. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition. We do not generally increase our undergraduate tuition rates, however our costs do continually increase with inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2009

Market Risk

We have no material derivative financial instruments or derivative commodity instruments. We maintain our cash and cash equivalents in bank deposit accounts, which at times may exceed Federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Public Education, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiary listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2010 expressed and unqualified opinion on the effectiveness of American Public Education, Inc. and Subsidiary’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

Vienna, Virginia
February 22, 2010

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Balance Sheets
	As of
	December 31,
	2008	2009

	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$47,714	$74,866
Accounts receivable, net of allowance of $537 in 2008 and $896 in 2009	6,188	8,664
Prepaid expenses	2,156	2,990
Income tax receivable	1,306	863
Deferred income taxes	640	999

Total current assets	58,004	88,382
Property and equipment, net	19,622	25,294
Other assets	1,187	2,077

Total assets	$78,813	$115,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,946	$6,756
Accrued liabilities	5,250	4,917
Accrued bonus	1,825	3,086
Deferred revenue and student deposits	9,626	14,204

Total current liabilities	21,647	28,963
Deferred income taxes	3,691	4,772

Total liabilities	25,338	33,735
Commitments and contingencies (Note 4 and 9)
Stockholders’ equity:
Preferred Stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value;
authorized shares - 100,000; 18,276 issued and outstanding in 2009; 18,030 issued and 18,024 outstanding in 2008	180	183

Additional paid-in capital	132,078	136,380
Less cost of 6 shares of repurchased stock in 2008	(295)	—
Accumulated deficit	(78,488)	(54,545)

Total stockholders’ equity	53,475	82,018

Total liabilities and stockholders’ equity	$78,813	$115,753

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Income

	Year Ended
	December 31,
	2007	2008	2009

	(In thousands, except per share amounts)

Revenues	$69,095	$107,147	$148,998

Costs and expenses:
Instructional costs and services	29,479	43,561	58,383
Selling and promotional	6,765	12,361	20,479
General and administrative	15,335	21,302	25,039
Depreciation and amortization	2,825	4,235	5,231

Total costs and expenses	54,404	81,459	109,132

Income before interest income and income taxes	14,691	25,688	39,866
Interest income, net	888	706	94

Income before income taxes	15,579	26,394	39,960
Income tax expense	6,829	10,207	16,017

Net income	$8,750	$16,187	$23,943

Net income attributable to common stockholders per common share:
Basic	$0.69	$0.91	$1.32
Diluted	$0.64	$0.86	$1.27
Weighted average number of shares outstanding:
Basic	12,759	17,840	18,167
Diluted	13,601	18,822	18,906

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

	(In thousands, except shares)
	Class A						Additional			Total
	Common Stock		Common Stock		Repurchased Stock		Paid-In	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit		Equity

Balance at December 31, 2006	9,256,258	$93	2,542,342	$25	—	$—	$26,378	$	(9,675)	$16,821
Conversion of class A shares	(9,256,258)	(93)	9,256,258	93	—	—	—		—	—
Stock issued in initial public offering, net of issuance costs	—	—	5,390,625	54	—	—	98,195		—	98,249
Special distribution to stockholders from initial public offering proceeds									(93,750)	(93,750)
Stock issued for cash	—	—	509,727	5	—	—	1,682		—	1,687
Stock repurchased from shareholder	—	—	(11,000)	—	—	—	(55)		—	(55)
Stock-based compensation	—	—	—	—	—	—	1,033		—	1,033
Excess tax benefit from stock based compensation	—	—	—	—	—	—	772		—	772
Net income	—	—	—	—	—	—	—		8,750	8,750

Balance at December 31, 2007	—	—	17,687,952	177	—	—	128,005		(94,675)	33,507
Stock issued in public offerings, net of issuance costs			40,000	—	—	—	220			220
Stock issued for cash	—	—	296,919	3	—	—	547		—	550
Stock issued for director compensation	—	—	4,872	—	—	—	196		—	196
Restricted stock repurchased from stockholders			—	—	(6,419)	(295)	—		—	(295)
Stock-based compensation	—	—	—	—	—	—	1,674		—	1,674
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,436		—	1,436
Net income	—	—	—	—	—	—	—		16,187	16,187

Balance at December 31, 2008	—	—	18,029,743	180	(6,419)	(295)	132,078		(78,488)	53,475
Stock issued for cash	—	—	254,041	3	—	—	637		—	640
Stock issued for director compensation	—	—	4,721	1	—	—	185		—	186
Repurchased and retired shares of restricted stock from stockholders			(12,850)	(1)	6,419	295	(514)		—	(220)
Stock-based compensation	—	—	—	—	—	—	2,223		—	2,223
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,771		—	1,771
Net income	—	—	—	—	—	—	—		23,943	23,943
Balance at December 31, 2009	—	$—	18,275,655	$183	—	$—	$136,380	$	(54,545)	$82,018

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2008	2009

	(In thousands)
Operating activities
Net income	$8,750	$16,187	$23,943
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debts	121	152	359
Depreciation and amortization	2,825	4,235	5,231
Stock-based compensation	1,033	1,674	2,223
Loss on disposal	—	—	5
Stock issued for director compensation	—	196	186
Deferred income taxes	618	1,295	722
Changes in operating assets and liabilities:
Accounts receivable	430	(1,443)	(2,835)
Prepaid expenses and other assets	(739)	(560)	(837)
Income tax receivable	(410)	(217)	443
Accounts payable	969	2,474	1,810
Accrued liabilities	561	2,479	(333)
Accrued bonus	596	273	1,261
Deferred revenue and student deposits	2,763	3,012	4,578

Net cash provided by operating activities	17,517	29,757	36,756

Investing activities
Capital expenditures	(6,827)	(10,009)	(10,758)
Capitalized program development costs and other assets	(347)	(896)	(1,037)

Net cash used in investing activities	(7,174)	(10,905)	(11,795)

Financing activities
Payments on long-term debt	(1,973)	—	—
Cash paid for repurchase of common/restricted stock	(55)	(295)	(220)
Cash received from issuance of common stock , net of issuance costs	99,936	770	640
Cash distributed to shareholders from public offering proceeds	(93,750)	—	—
Excess tax benefit from stock based compensation	772	1,436	1,771

Net cash provided by financing activities	4,930	1,911	2,191

Net increase in cash and cash equivalents	15,273	20,763	27,152
Cash and cash equivalents at beginning of period	11,678	26,951	47,714

Cash and cash equivalents at end of period	$26,951	$47,714	$74,866

Supplemental disclosures of cash flow information
Interest paid	$56	$—	$—

Income taxes paid	$5,849	$8,023	$12,932

The accompanying notes are an integral part of these consolidated statements.

Note 1.	Nature of Business and Significant Accounting Policies

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

Accounts receivable.   Course registrations are recorded as deferred revenue and accounts receivable at the time students begin a class. Students may remit tuition payments through the online registration process at anytime or they may elect various payment options, which can delay the receipt of payment up until the class starts or longer. These other payment options include payments by sponsors, alternative loans, financial aid, or a tuition assistance program that remits payments directly to the Company. When a student remits payment after a class has begun, accounts receivable is reduced. If payment is made prior to the start of class, the payment is recorded as a student deposit, and the student is provided access to the classroom when classes start. If one of the various other payment options are confirmed as secured, the student is provided access to the classroom. If no receipt is confirmed or payment option secured, the student will be dropped from the class. Therefore, billed amounts represent invoices that have been prepared and sent to students or their sponsor, lender, financial aid, or tuition assistance program according to the billing terms agreed upon in advance. The Department of Defense (“DoD”) tuition assistance program is billed by branch of service on a course-by-course basis when a student starts class, whereas federal financial aid programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Recoveries of receivables previously written off are recorded when received. We do not charge interest on our past due accounts receivable.

Property and equipment.   Property and equipment is carried at cost less accumulated depreciation. Assets acquired under capital leases are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset at the inception of the lease. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Partnership At a Distance, or PAD, system is a customized student information and services system that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with Statement of Position (SOP) 98-1 (FASB ASC Topic 350), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company capitalizes the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Valuation of long-lived assets.   The Company accounts for the valuation of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . SFAS No. 144 (FASB ASC Topic 350) requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.  The Company accounts for the valuation of long-lived assets that are not subject to amortization under Statement of Financial Accounting Standards (SFAS) No. 142 (FASB ASC Topic 350), Goodwill and Other Intangible Assets . SFAS No. 142 requires that an intangible asset that is not subject to amortization to be tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized pursuant to step two of the two-step process prescribed in SFAS No. 142.

Revenue recognition.   The Company records all tuition as deferred revenue when students begin a class. At the beginning of each class, revenue is recognized on a pro rata basis over the period of the class, which is either eight or sixteen weeks. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for classes that are in progress. Students who request to be placed on program hold are required to complete or withdraw from the courses prior to being placed on hold. Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor EITF 02-16 (FASB ASC Topic 605-50), other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor Tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program that remits payments directly to the Company. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been yet earned by the Company, is presented as deferred revenue in the accompanying balance sheet.

Deferred revenue and student deposits at December 31, 2008 and 2009 consisted of the following:

	As of
	December 31,
	2008	2009

	(In thousands)
Deferred revenue	$5,435	$8,848
Student deposits	4,191	5,356
Total deferred revenue and student deposits	$9,626	$14,204

The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $605,000, $725,000 and $851,000 was provided for the years ended December 31, 2007, 2008 and 2009, respectively, and are included as a reduction to tuition revenue in the accompanying statements of income.

Advertising costs.   Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2008 and 2009 of $2,913,000, $6,405,000 and $12,105,000 respectively, and are included in selling and promotion costs in the accompanying statements of income.

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

Stock-based compensation.   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment , or SFAS 123R (FASB ASC Topic 718), which requires companies to expense share-based compensation based on fair value. Prior to January 1, 2006, the Company accounted for share-based payment in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and provided the disclosure required in SFAS 123, Accounting for Stock-Based Compensation , as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123 (FASB ASC Topic 718).

The following amounts of stock-based compensation have been included in the operating expense line-items indicated:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Instructional costs and services	$113	$223	$469
Selling and promotional	49	70	147
General and administrative	871	1,381	1,607
Total stock-based compensation expense	$1,033	$1,674	$2,223

Basic net income per common share.   Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.

There were no outstanding options to purchase common shares that were not included in the computation of diluted net income per common share for the years ended December 31, 2007 and 2008, respectively and there were 83,884 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2009.

Fair value of financial instruments.   The methods and significant assumptions used to estimate the fair values of financial instruments are as follows: the carrying amounts including cash and cash equivalents, tuition receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Financial risk.   The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk on cash and cash equivalents.

Estimates.   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements.  In June 2009, the FASB issued ASC Topic 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC Topic 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on January 1, 2010.

The adoption of ASC 860 is not expected to have a material impact on the Company’s financial statements.

Note 2.	Property and Equipment

Property and equipment at December 31, 2008 and 2009 consisted of the following:

	Useful
	Life	2008	2009
		(in thousands)
Land	—	$367	$1,881
Building and building improvements	27.5 - 39 years	6,080	8,814
Leasehold improvements	up to 7 years	1,574	1,574
Office equipment	5 years	976	1,239
Computer equipment	3 years	5,413	5,946
Furniture and fixtures	7 years	2,218	2,256
Vehicles	5 years	23	47
Software development	5 years	12,690	17,143
Program development	3 years	969	969

		30,310	39,869
Accumulated depreciation and amortization		10,688	14,575

		$19,622	$25,294

During the years ended December 31, 2007, 2008 and 2009, the Company recorded $2,825,000, $4,235,000 and $5,081,000, respectively, in depreciation expense. In addition, the Company recorded $150,000 in amortization expense in 2009 related to other assets.

Note 3.	Line of Credit

The Company had available a line of credit with a maximum borrowing of up to $5,000,000 with interest at LIBOR plus 200 basis points (2.1% at December 31, 2008 ). The line was secured by substantially all of the assets of the University system. There were no amounts outstanding at December 31, 2008. The line of credit was not renewed in 2009.

Note 4.	Operating Leases

The Company leases office space in Virginia and West Virginia under operating leases that expire between July 2010 and March 2015. Rent expense related to these operating leases amounted to $791,000, $1,248,000 and $1,502,000 for the years ended December 31, 2007, 2008 and 2009, respectively. The minimum rental commitment under the operating leases is due as follows:

Years Ending December 31,
(in thousands)
2010	$1,021
2011	898
2012	905
2013	927
2014	766
Thereafter	183

$4,700

Note 5.	Income Taxes

The components of the income tax expense for the years ended December 31, 2007, 2008 and 2009 were as follows:

	2007	2008	2009
	(in thousands)
Current income tax expense:
Federal	$4,899	$7,158	$12,564
State	1,312	1,754	2,731

	6,211	8,912	15,295

Deferred tax expense:
Federal	492	1,090	594
State	126	205	128

	618	1,295	722

	$6,829	$10,207	$16,017

The tax effects of principal temporary differences are as follows:

	2008		2009
	(in thousands)
Deferred tax assets:
Property and equipment		$644		$1,632
Stock option compensation expense		509		843
Allowance for doubtful accounts		213		355
Accrued vacation and severance		198		238
Other		69		131

		1,633		3,199

Deferred tax liabilities:
Income tax deductible capitalized software development costs		(4,335)		(6,096)
Prepaid expenses		(349)		(569)
Other		—		(307)

		(4,684)		(6,972)

	$	(3,051)	$	(3,773)

The deferred tax amounts above have been classified on the accompanying balance sheets as of December 31, 2008 and 2009, as follows:

	2008		2009
	(in thousands)
Current assets		$640		$999

Non-current liabilities	$	(3,691)	$	(4,772)

Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to permanent tax differences, research and development tax credits related to capitalized software development costs, and the use of historical tax credits, as follows:

	2007		2008		2009
	Amount	%	Amount	%	Amount	%
	(in thousands)
Tax expense at statutory rate	$5,453	35.00	$9,238	35.00	$13,986	35.00
State taxes, net	934	6.00	1,273	4.82	1,859	4.65
Permanent differences	184	1.18	138	0.53	159	0.39
Other	258	1.65	(442)	(1.67)	13	0.04

	$6,829	43.83	$10,207	38.68	$16,017	40.08

Permanent differences in the table above are mainly attributable to nondeductible stock-based compensation on incentive stock options.

Other is primarily historic rehabilitation credits associated with real estate acquired in 2006, adjustments for estimates made in a prior period, and research and development tax credits related to capitalized software development costs.

In June 2006, the FASB issued Interpretation No. 48 — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) (FASB ASC Topic 740). This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. This interpretation was effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN 48 effective January 1, 2007. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. Interest and penalties associated with uncertain income tax positions are classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For federal and state tax purposes, tax years 2006-2009 remain open to examination. Currently, no examinations are in process in any jurisdiction.

Note 6.	Other Employee Benefits

The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to all of its eligible employees. The participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions. On June 20, 2008, the Company filed a Form S-8 to register 100,000 shares of common stock that may be purchased in the open market and subsequently issued pursuant to the retirement plan. The Company made discretionary contributions to the plan of $623,000, $843,000 and $1,134,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP was implemented effective July 1, 2008, with quarterly enrollment periods. Participants may only enter the plan and establish their withholdings at the start of an enrollment period. They may withdraw from the plan and end payroll deductions any time up to five days before the purchase date and funds will be returned to them. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed approximately $21,000 annually (or the value of the common stock cannot exceed $25,000). The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 100,000 shares. Shares purchased in the open market for employees for the year ended December 31, 2009 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2009	2,955	$42.06	$35.75	$18,646
June 30, 2009	2,997	$39.55	$33.61	$17,802
September 30, 2009	4,168	$34.73	$29.52	$21,715
December 31, 2009	3,962	$34.36	$29.20	$20,444
Total/Weighted Average	14,082	$37.19	$31.61	$78,607

Note 7.	Stockholders’ Equity

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

On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and the Company’s stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007. Upon adoption of the new equity plan, APEI ceased making awards under the 2002 Stock Plan. The new equity plan allows APEI to grant up to 1,100,000 shares plus any shares of common stock remaining available for issuance under the 2002 Stock Plan as of the effective date of the new equity plan and any shares of APEI common stock that are subject to outstanding awards under the 2002 Stock Plan that expire or are forfeited, canceled or settled for cash without delivery of shares of APEI common stock after the effective date of the new equity plan. As of December 31,  2007, there were 3,751 shares available for issuance from the 2002 Stock Plan which were added to the 1,100,000 shares available for issuance under the 2007 new equity plan. Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

For the years ended December 31, 2007, 2008 and 2009, the Company recognized $1,033,000, $1,674,000 and $2,223,000 in stock-based compensation expense as required under SFAS 123R (FASB ASC Topic 718) and a total income tax benefit of $198,000, $575,000 and $767,000, respectively.

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

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	2007	2008	2009

Expected volatility	23.97% - 27.75%	26.23%	27.17-28.93%
Expected dividends	0.00%	0.00%	0.00%
Expected term, in years	4.5 - 6.5	4.5	4.5
Risk-free interest rate	3.46%-4.76%	2.59%	1.00 to 2.53%
Weighted-average fair value of options granted during the year	$2.92	$8.26	$9.23

 A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2009 and the changes during the periods then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average Exercise	Contracual	Intrinsic
	of Options	Price	Life (years)	Value
				(in thousands)
Outstanding, December 31, 2008	1,257,441	$7.02
Options granted	101,362	$36.95
Awards exercised	(226,779)	$2.88
Options forfeited	(6,220)	$30.23

Outstanding, December 31, 2009	1,125,804	$10.42	5.96	$27,208
Exercisable, December 31, 2009	681,565	$7.86	5.92	$18,064

The following table summarizes information regarding stock option exercises:

	2007	2008	2009
	(In thousands)
Proceeds from stock options exercised	$891	$550	$654
Intrinsic value of stock options exercised	$2,614	$9,978	$7,892
Tax benefit from exercises	$68	$1,654	$2,342

As of December 31, 2009 there was $2,311,000 of total unrecognized compensation cost, representing $1,276,000 of unrecognized compensation cost associated with share-based compensation arrangements, and $1,035,000 of unrecognized compensation cost associated with non-vested restricted stock. That total remaining cost is expected to be recognized over a weighted average period of ..77 and .78 years, respectively.

There were no outstanding options to purchase common shares that were not included in the computation of diluted net income per common share for the years ended December 31, 2007 and, 2008, respectively and there were 83,884 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2009.

Restricted Stock

The table below sets forth the restricted stock activity for the year ended December 31, 2009:

		Weighted
		Average Grant
	Number of Shares	Price and Fair Value
Non vested, December 31, 2008	48,988	$22.27
Shares granted	30,177	36.88
Vested shares	(27,294)	24.18
Shares forfeited	(2,532)	32.69

Non vested, December 31, 2009	49,339	$29.61

There were no shares of restricted stock not included in the computation of diluted net income per common share for the year ended December 31, 2009. The Company recognized an income tax benefit of $398,000 from vested shares for the year ended December 31, 2009.

Employees are provided the option to forfeit to the Company shares equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the year ended December 31, 2008 and 2009, the Company accepted for forfeiture 6,419 shares for $295,000 and 6,431 shares for $218,000, respectively, under this arrangement.

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

From time to time the Company may be involved in litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation matters that, in the opinion of management, will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

Note 10.	Concentration

Approximately 61%, 61% and 56% of the Company’s 2007, 2008 and 2009 revenues, respectively, were derived from students who receive tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. A reduction in this assistance could have a significant impact on the Company’s operations. In October of 2006, APUS was approved for participation in Title IV programs, allowing the Company to participate in federal student aid programs. Approximately, 11%, 14% and 19% of the Company’s 2007, 2008 and 2009 revenues respectively, were derived from students who received federal student aid.

Note 11.	Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”) (FASB ASC Topic 280), the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Because the Company operates in one segment and provides one group of similar services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

Note 12.	Subsequent Events

We have reviewed our business activities through February 22, 2010, and we have no subsequent events to report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, McGladrey & Pullen, LLP, has issued an audit report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. American Public Education, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Public Education, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 22, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Vienna, Virginia
February 22, 2010

Changes in internal control over financial reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Additional Information

The additional information regarding directors, executive officers and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2009 with respect to our 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2009 with respect to our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2009 with respect to our 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2009 with respect to our 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2009 with respect to our 2010 Annual Meeting of Stockholders.

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

AMERICAN PUBLIC EDUCATION, INC.

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions/ (reductions)		Write-offs	Balance at end of period
Year ended December 31, 2009:
Allowance for receivables	$537	$781	$	(422)	$896

Year ended December 31, 2008:
Allowance for receivables	$385	$454	$	(302)	$537

Year ended December 31, 2007:
Allowance for receivables	$263	$606	$	(484)	$385

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,, in the city of Charles Town, State of West Virginia, on February 19, 2010.

American Public Education, Inc.

By:	/s/ Wallace E. Boston, Jr.
Name: Wallace E. Boston, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Wallace E. Boston, Jr.	February 19, 2010	President, Chief Executive Officer and Director
Wallace E. Boston, Jr.		(Principal Executive Officer)

/s/ Harry T. Wilkins	February 19, 2010	Executive Vice President and
Harry T. Wilkins		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Phillip A. Clough	February 19, 2010	Chairman of the Board of Directors
Phillip A. Clough

/s/ J. Christopher Everett	February 19, 2010	Vice Chairman of the Board of Directors
J. Christopher Everett

/s/ F. David Fowler	February 19, 2010	Director
F. David Fowler

/s/ Jean C. Halle	February 19, 2010	Director
Jean C. Halle

/s/ Timothy J. Landon	February 19, 2010	Director
Timothy J. Landon

/s/ Barbara G. Fast	February 19, 2010	Director
Barbara G. Fast

/s/ Timothy W. Weglicki	February 19, 2010	Director
Timothy W. Weglicki

INDEX TO EXHIBITS

Exhibit No.			Exhibit Description

	3.1		Fifth Amended Restated Certificate of Incorporation of the Company(1)
	3.2		Second Amended and Restated Bylaws of the Company(1)
	4.1		Form of certificate representing the Common Stock, $0.01 par value per share, of the Company
	10	.1+	American Public Education, Inc. 2002 Stock Incentive Plan
	10	.1A+	Form of Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
	10	.1B+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
	10	.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan
	10	.2A+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
	10	.2B+	Form of Restricted Stock Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
	10	.2C+	Form of Restricted Stock Agreement for grants to Directors pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
	10.3		Form of Indemnification Agreement
	10	.4+	Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007
	10	.4A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (2)
	10	.5+	Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007
	10	.5A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007 (2)
	10	.6+	Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005
	10	.6A+	Amendment dated December 31, 2008, to the Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005 (2)
	10	.7+	Employment Agreement between the Company and James H. Herhusky dated October 31, 2003
	10	.8+	Employment Agreement between the Company and Sharon van Wyk, dated August 24, 2009(3)
	10	.9+	Separation Agreement and General Release between American Public University System and Mark Leuba, dated November 3, 2009 (4)
	10	.10+	Consulting Agreement between the Company and Mark Leuba, dated November 2, 2009 (4)
	10	.11+	Annual Incentive Plan
	10	.12+	American Public Education, Inc. Employee Stock Purchase Plan
	21.1		List of Subsidiaries (filed herewith)
	23.1		Consent of McGladrey & Pullen, LLP (filed herewith)
	31.1		Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
EX	-101	.INS	XBRL Instance Document
EX	-101	.SCH	XBRL Taxonomy Extension Schema Document
EX	-101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX	-101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX	-101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
EX	-101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 01-33810), filed with the Commission on March 10, 2009.
(3)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 01-33810), filed with the Commission on November 5, 2009.

(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on December 28, 2009.