Form 10-Q
period 2010-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2010-05-06
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

     The total number of shares of common stock outstanding as of May 3, 2010 was 18,379,242.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31,	As of December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,534	$74,866
Accounts receivable, net of allowance of $1,178 in 2010 and $896 in 2009	7,769	8,664
Prepaid expenses	3,324	2,990
Income tax receivable	-	863
Deferred income taxes	1,289	999

Total current assets	97,916	88,382
Property and equipment, net	28,385	25,294
Other assets, net	1,414	2,077
Total assets	$127,715	$115,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,487	$6,756
Accrued liabilities	8,421	8,003
Income tax payable	-	-
Income taxes payable	4,679	-
Deferred revenue and student deposits	14,513	14,204

Total current liabilities	32,100	28,963
Deferred income taxes	4,825	4,772
Total liabilities	36,925	33,735

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value;
Authorized shares - 10,000; no shares issued or outstanding	-	-
Common stock, $.01 par value;
Authorized shares - 100,000; 18,364 issued and outstanding in 2010; 18,276 issued and outstanding in 2009	184	183
Additional paid-in capital	137,503	136,380
Accumulated deficit	(46,897)	(54,545)

Total stockholders’ equity	90,790	82,018

Total liabilities and stockholders' equity	$127,715	$115,753

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Revenues	$47,311	$33,161
Costs and expenses:
Instructional costs and services	18,025	12,743
Selling and promotional	7,109	4,331
General and administrative	7,632	6,056
Depreciation and amortization	1,408	1,297

Total costs and expenses	34,174	24,427

Income from operations before interest income and income taxes	13,137	8,734
Interest income, net	22	11

Income before income taxes	13,159	8,745
Income tax expense	5,511	3,507

Net income	$7,648	$5,238

Net Income per common share:
Basic	$0.42	$0.29

Diluted	$0.40	$0.28

Weighted average number of common shares:
Basic	18,322,090	18,055,009

Diluted	18,979,621	18,888,600

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31
	2010	2009
	(Unaudited)

Operating activities
Net income	$7,648	$5,238
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	282	160
Depreciation and amortization	1,408	1,297
Stock-based compensation	755	535
Stock issued for director compensation	44	41
Deferred income taxes	(237)	(172)
Changes in operating assets and liabilities:
Accounts receivable	613	(1,990)
Prepaid expenses and other assets	(328)	(128)
Income tax receivable	863	1,306
Accounts payable	(2,269)	(1,011)
Accrued liabilities	418	(1,827)
Income taxes payable	4,679	1,617
Deferred revenue and student deposits	309	1,197

Net cash provided by operating activities	14,185	6,263

Investing activities
Capital expenditures	(3,711)	(1,754)
Capitalized program development costs and other assets	(131)	(157)

Net cash used in investing activities	(3,842)	(1,911)

Financing activities
Cash paid for repurchase of common stock	(65)	(1)
Cash received from issuance of common stock, net of issuance costs	337	209
Excess tax benefit from stock based compensation	53	694

Net cash provided by financing activities	325	902

Net increase in cash and cash equivalents	10,668	5,254
Cash and cash equivalents at beginning of period	74,866	47,714

Cash and cash equivalents at end of period	$85,534	$52,968

Supplemental disclosure of cash flow information
Income taxes paid	$153	$63

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc. (“APEI”) together with its subsidiary (the “Company”) is a provider of exclusively online postsecondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI has one subsidiary, American Public University System, Inc. (the “University System”), a West Virginia corporation, which is a regionally accredited post secondary online university that includes American Military University and American Public University.

The University System achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for federal student aid programs under Title IV for classes beginning in November 2006.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.   The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements included in its Annual Report, on Form 10-K, for the year ended December 31, 2009.

   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

In February 2010, the FASB issued ASC Topic 855, which removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of ASC Topic 855 is not expected to have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASC Topic 820, which requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of ASC Topic 820 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC Topic 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We adopted FASB ASC Topic 860 on January 1, 2010. The adoption of ASC Topic 860 is not expected to have a material impact on the Company’s financial statements.

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

   Concentration
Approximately 53% of the Company’s revenues for the three months ended March 31, 2010, were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 59% of the Company’s revenues for the three months ended March 31, 2009. For the three months ended March 31, 2010, 20%, or approximately 12,800, of our net course registrations were from students using financial aid under the Title IV programs compared to 16%, or approximately 7,500, of our net course registrations for the three months ended March 31, 2009. A reduction in either of these programs could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were no anti-dilutive stock options or restricted stock excluded from the calculation for the three months ended March 31, 2010 and 2009.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2006-2009 remain open to examination.

The actual combined effective tax rate for the three months ended March 31, 2010 was 41.9%.  The quarterly effective tax rate is higher than the estimated annual effective tax rate of 40.2% and is primarily due to an adjustment for state taxes recorded in the quarter ended March 31, 2010.

5. Stock Based Compensation

On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and APEI’s stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007.  As of March 31, 2010 there were 409,432 shares available for grant under the plan.  Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. We calculate the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins (SAB) No. 107 and 110 because we lack sufficient historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day.

	March 31, 2010	March 31, 2009
Expected volatility	26.46%	27.17%
Expected dividends	0.00%	0.00%
Expected term, in years	4.5	4.5
Risk-free interest rate	2.65%	1.00%
Weighted-average fair value of options
granted during the year	$9.37	$9.09

Options granted through March 31, 2010 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number	Average	Contractual	Value
	of Options	Exercise Price	Life (Yrs)	(In thousands)
Outstanding, December 31, 2009	1,125,804	$10.42
Options granted	180,600	$34.80
Awards exercised	(83,669)	$4.02

Outstanding, March 31, 2010	1,222,735	$14.46	5.88	$39,304

Exercisable, March 31, 2010	750,774	$8.60	5.77	$28,528

The following table summarizes information regarding stock option exercises (unaudited):

	March 31, 2010	March 31, 2009
	(In thousands)
Proceeds from stock options exercised	$337	$223
Intrinsic value of stock options exercised	$3,108	$2,950
Tax benefit from exercises	$146	$717

The table below summarizes the restricted stock activity for the three months ended March 31, 2010 (unaudited):

		Weighted-Average
	Number	Grant Price
	of Shares	and Fair Value
Non vested, December 31, 2009	49,339	$29.61
Shares granted	34,610	$34.80
Vested shares	(5,424)	$37.19
Non vested, March 31, 2010	78,525	$31.37

Stock based compensation cost charged against income during the three month period ended March 31, 2010 and March 31, 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Instructional costs and services	$176	$109
Marketing and promotional	59	37
General and administrative	520	389
Stock-based compensation expense in operating income	755	535

Tax benefit	(280)	(189)
Stock-based compensation expense, net of tax	$475	$346

As of March 31, 2010, there was $4.5 million of total unrecognized compensation cost, representing $2.6 million of unrecognized compensation cost associated with share-based compensation arrangements, and $1.9 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.10 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of our Form 10-Q, in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) and in our various filings with the Securities and Exchange Commission.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

   Background

             American Public Education, Inc. is a provider of online postsecondary education directed primarily at the needs of the military and public service communities. We operate through the American Public University System, a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU.

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of American Public University System, Inc., which operates the American Public University System, which includes AMU and APU. Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for federal student aid programs under Title IV for classes beginning in November 2006.

The university system offers terms beginning on the first Monday of each month in either eight- or sixteen-week formats.  Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Summary

Net course registrations for the three month period ended March 31, 2010 increased 39% from the three month period ended March 31, 2009.  Our revenue increased to $47.3 million from $33.2 million, or by 43%, for the three month period ended March 31, 2010 from the three month period ended March 31, 2009.   Operating margins increased to 27.8% from 26.3% for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009.

Our results of operations normally fluctuate as a result of variations in our business, principally due to changes in enrollment, and we expect that going forward as our overall growth rate declines we will see a more pronounced seasonal fluctuation in new enrollments.  While our number of enrolled students has grown in each sequential quarter over the past three years, we believe that any growth in the number of enrolled students will tend to be slower in the first half of each year and any growth in the number of enrolled students will be proportionally greatest in the fourth quarter of each year.  Because a significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues, we expect to see seasonal fluctuations in our results of operations.

         Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the fiscal year ended December 31, 2009 included in our Annual Report, for the fiscal year ended December 31, 2009.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months
	Ended March 31,
	2010	2009

Revenues	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.1	38.4
Selling and promotional	15.0	13.1
General and administrative	16.1	18.3
Depreciation and amortization	3.0	3.9

Total costs and expenses	72.2	73.7

Income from operations before
interest income and income taxes	27.8	26.3
Interest income, net	0.0	0.1

Income from operations
before income taxes	27.8	26.4
Income tax expense	11.6	10.6

Net Income	16.2%	15.8%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

     Revenues. Our revenues for the three months ended March 31, 2010 were $47.3 million, an increase of $14.1 million, or 43%, compared to $33.2 million for the three months ended March 31, 2009. The increase was primarily a result of an increase in the number of net course registrations from new civilian students.

     Costs and Expenses.  Costs and expenses for the three months ended March 31, 2010 were $34.2 million, an increase of $9.8 million, or 40%, compared to $24.4 million for the three months ended March 31, 2009.  Costs and expenses as a percentage of revenues decreased to 72.2% for the three months ended March 31, 2010 from 73.7% for the three months ended March 31, 2009.   This percentage decrease resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2010 were $18.0 million, representing an increase of 41% from $12.7 million for the three months ended March 31, 2009.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 38.1% for the three months ended March 31, 2010, compared to 38.4% for the three months ended March 31, 2009.

     Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2010 were $7.1 million, representing an increase of 64% from $4.3 million for the three months ended March 31, 2009.  This increase was primarily due to an increase in civilian outreach, online advertising, and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 15.0% for the three months ended March 31, 2010 from 13.1% for the three months ended March 31, 2009.  This increase reflects additional marketing to expand awareness of the APU brand to the civilian market.

     General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2010 were $7.6 million representing an increase of 26% from $6.1 million for the three months ended March 31, 2009.  The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body.  General and administrative expenses as a percentage of revenues decreased to 16.1% for the three months ended March 31, 2010 from 18.3% for the three months ended March 31, 2009.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $1.4 million for the three months ended March 31, 2010, compared with $1.3 million for the three months ended March 31, 2009.  This represents an increase of 9%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended March 31, 2010 were $755,000 in the aggregate, representing an increase of 41% from $535,000 for the three months ended March 31, 2009.  The increase in stock-based compensation for the three months ended March 31, 2010 is primarily attributable to stock options and restricted stock granted during the three months ended March 31, 2010 and continued vesting of prior grants.

     Interest income, net. Our interest income, net increased by $11,000 for the three months ended March 31, 2010 to $22,000 from $11,000 for the three months ended March 31, 2009, representing an increase of 100%.  This increase was principally due to a 61% increase in cash on hand, or $32.6 million, compared to the same period last year.

     Income tax expense. We recognized income tax expense for the three months ended March 31, 2010 and 2009 of $5.5 million and $3.5 million, respectively, or effective tax rates of 41.9% and 40.1%, respectively.  The quarterly effective tax rate is higher than the estimated annual effective tax rate of 40.2% and is primarily due to an adjustment for state taxes recorded in the quarter ended March 31, 2010.

     Net income. Our net income was $7.6 million for the three months ended March 31, 2010, compared to net income of $5.2 million for the three months ended March 31, 2009, an increase of $2.4 million, or 46%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

   Liquidity

The Company financed operating activities and capital expenditures during the three months ended March 31, 2010 and 2009 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $85.5 million and $53.0 million at March 31, 2010 and March 31, 2009, respectively, representing an increase of $32.6 million, or 61%.

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

Operating Activities

                Net cash provided by operating activities was $14.2 million and $6.3 million for the three months ended March 31, 2010 and 2009, respectively.  As revenue and profits have grown, cash has increased.  Cash and cash equivalents were $85.5 million and $74.9 million at March 31, 2010 and December 31, 2009, respectively.

    Investing Activities

            Net cash used in investing activities was $3.8 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.  The increase is a result of an increase in capital expenditures as a result of the acquisition of existing structures, new construction projects due to our ongoing evaluation of space needs, and our continued investment in systems. We expect these factors, and potentially others, to cause capital expenditures to continue to increase in future periods, including in the near term as a result of our ongoing construction of a facility in Charles Town, West Virginia and our investment in a new learning management system.

    Financing Activities

                Net cash provided by financing activities for the three months ended March 31, 2010 was $325,000 from cash received from the issuance of common stock as a result of stock option exercises and the excess tax benefit from stock based compensation.  Net cash provided by financing activities for the three months ended March 31, 2009 was $902,000 from cash received from the issuance of common stock as a result of stock option exercises and the excess tax benefit from stock based compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

           We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At March 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of March 31, 2010.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2009 , and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults Upon Senior Securities

                None.

Item 4. [Removed and Reserved]

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

AMERICAN PUBLIC EDUCATION, INC.

/s/ Wallace E. Boston, Jr.	May 6, 2010
Wallace E. Boston, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	May 6, 2010
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)