Form 10-Q
period 2010-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2010-08-05
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or
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

     The total number of shares of common stock outstanding as of August 3, 2010 was 18,477,790.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of June 30,	As of December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,163	$74,866
Accounts receivable, net of allowance of $1,729 in 2010 and $896 in 2009	9,011	8,664
Prepaid expenses	2,800	2,990
Income tax receivable	1,719	863
Deferred income taxes	1,824	999

Total current assets	101,517	88,382
Property and equipment, net	31,620	25,294
Other assets, net	1,522	2,077
Total assets	$134,659	$115,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,449	$6,756
Accrued liabilities	7,518	8,003
Deferred revenue and student deposits	15,945	14,204

Total current liabilities	28,912	28,963
Deferred income taxes	5,599	4,772
Total liabilities	34,511	33,735

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value;
Authorized shares - 10,000; no shares issued or outstanding	-	-
Common stock, $.01 par value;
Authorized shares - 100,000; 18,462 issued and outstanding in 2010;
18,276 issued and outstanding in 2009	185	183
Additional paid-in capital	139,835	136,380
Accumulated deficit	(39,872)	(54,545)

Total stockholders’ equity	100,148	82,018

Total liabilities and stockholders' equity	$134,659	$115,753

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Revenues	$46,254	$35,713	$93,565	$68,874
Costs and expenses:
Instructional costs and services	17,376	14,373	35,401	27,116
Selling and promotional	8,120	5,156	15,229	9,487
General and administrative	7,451	6,042	15,083	12,098
Depreciation and amortization	1,568	1,360	2,976	2,657

Total costs and expenses	34,515	26,931	68,689	51,358

Income from operations before interest income
and income taxes	11,739	8,782	24,876	17,516
Interest income, net	35	29	57	40

Income before income taxes	11,774	8,811	24,933	17,556
Income tax expense	4,749	3,497	10,260	7,004

Net income	$7,025	$5,314	$14,673	$10,552

Net Income per common share:
Basic	$0.38	$0.29	$0.80	$0.58

Diluted	$0.37	$0.28	$0.77	$0.56

Weighted average number of common shares:
Basic	18,407,149	18,161,700	18,364,843	18,108,649

Diluted	19,032,440	18,901,803	19,001,369	18,895,343

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)

Operating activities
Net income	$14,673	$10,552
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for bad debt	833	213
Depreciation and amortization	2,976	2,657
Stock-based compensation	1,477	1,087
Stock issued for director compensation	102	89
Deferred income taxes	2	123
Changes in operating assets and liabilities:
Accounts receivable	(1,180)	756
Prepaid expenses and other assets	178	(60)
Income tax receivable	(856)	(1,379)
Accounts payable	(1,307)	(1,397)
Accrued liabilities	(485)	(942)
Deferred revenue and student deposits	1,741	947

Net cash provided by operating activities	18,154	12,646

Investing activities
Purchase of marketable securities	(10,000)	-
Capital expenditures	(8,477)	(4,394)
Capitalized program development costs and other assets	(258)	(484)

Net cash used in investing activities	(18,735)	(4,878)

Financing activities
Cash paid for repurchse of common stock	(66)	-
Cash received from issuance of common stock, net of issuance costs	833	449
Excess tax benefit from stock based compensation	1,111	1,184

Net cash provided by financing activities	1,878	1,633

Net increase in cash and cash equivalents	1,297	9,401
Cash and cash equivalents at beginning of period	74,866	47,714

Cash and cash equivalents at end of period	$76,163	$57,115

Supplemental disclosure of cash flow information
Income taxes paid	$10,003	$7,075

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

The University System achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for participation in federal student aid programs under Title IV of the Higher Education Act of 1965, which we refer to as Title IV Programs, for classes beginning in November 2006.

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

    Recent Accounting Pronouncements

In February 2010, the FASB issued ASC Topic 855, which removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of ASC Topic 855 has not had a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASC Topic 820, which requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of ASC Topic 820 has not had a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC Topic 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We adopted FASB ASC Topic 860 on January 1, 2010. The adoption of ASC Topic 860 has not had a material impact on the Company’s financial statements.

    Commitments and Contingencies

The Company accrues for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters when such costs are probable and can be reasonably estimated. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s estimate of such costs, which may vary from the ultimate cost and expenses associated with any such contingency.

From time to time the Company may be involved in litigation in the normal course of its business.  The Company is not aware of any pending or threatened litigation matters that, in the opinion of management, will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

   Concentration

Approximately 51% and 52% of the Company’s revenues for the three and six month periods ended June 30, 2010 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 57% and 58% of the Company’s revenues for the three  and six months ended June 30, 2009, respectively. Approximately 22% and 21% of the Company’s revenues for the three and six months ended June 30, 2010, respectively, were from students using financial aid under the Title IV programs compared to 18% and 17% for the three and six months ended June 30, 2009, respectively. A reduction in either of these programs could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were no anti-dilutive stock options or restricted stock excluded from the calculation for the three and six months ended June 30, 2010. There were 84,809 anti-dilutive stock options excluded from the calculation for the three months ended June 30, 2009 and no additional anti-dilutive stock options excluded from the calculation for the six months ended June 30, 2009.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2006-2009 remain open to examination.

5. Stock Based Compensation

On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and APEI’s stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007.  As of June 30, 2010 there were 400,174 shares available for grant under the plan.  Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

	June 30, 2010	June 30, 2009
Expected volatility	26.46%	27.17% to 27.94%
Expected dividends	0.00%	0.00%
Expected term, in years	4.5	4.5
Risk-free interest rate	2.65%	1.00% to 2.46%
Weighted-average fair value of options
granted during the year	$9.37	$9.10

Options granted through June 30, 2010 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

			Weighted-	Aggregate
		Weighted	Average	Intrinsic
	Number	Average	Contractual	Value
	of Options	Exercise Price	Life (Yrs)	(In thousands)
Outstanding, December 31, 2009	1,125,804	$10.42
Options granted	179,700	$34.80
Awards exercised	(171,974)	$4.84
Awards forfeited	-	$-

Outstanding, June 30, 2010	1,133,530	$15.13	5.69	$32,388

Exercisable, June 30, 2010	730,775	$8.65	5.64	$25,615

The following table summarizes information regarding stock option exercises (unaudited):

	June 30, 2010	June 30, 2009
	(In thousands)
Proceeds from stock options exercised	$833	$463
Intrinsic value of stock options exercised	$6,523	$5,985
Tax benefit from exercises	$1,393	$1,394

The table below summarizes the restricted stock activity for the six months ended June 30, 2010 (unaudited):

		Weighted-Average
	Number	Grant Price
	of Shares	and Fair Value
Non vested, December 31, 2009	49,339	$29.61
Shares granted	44,768	$37.02
Vested shares	(13,833)	$36.95
Shares forfeited	-	$-
Non vested, June 30, 2010	80,274	$32.48

Stock based compensation cost charged against income during the three and six month period ended June 30, 2010 and June 30, 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Instructional costs and services	$189	$124	$365	$233
Marketing and promotional	56	41	115	78
General and administrative	477	387	997	776
Stock-based compensation expense in operating income	722	552	1,477	1,087
Tax benefit	(275)	(197)	(554)	(386)
Stock-based compensation expense, net of tax	$447	$355	$923	$701

As of June 30, 2010, there was $4.2 million of total unrecognized compensation cost, representing $2.2 million of unrecognized compensation cost associated with share-based compensation arrangements, and $2.0 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.0 years.

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

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of American Public University System, Inc., which operates the American Public University System, which includes AMU and APU. Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for participation in federal student financial aid programs under Title IV of the Higher Education Act of 1965, which we refer to as Title IV programs, for classes beginning in November 2006.

The university system offers terms beginning on the first Monday of each month in either eight or sixteen-week formats.  Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Summary

Net course registrations increased 34% and 37% for the three and six month period ended June 30, 2010 over the three and six month period ended June 30, 2009, respectively.  Our revenue increased from $35.7 million to $46.3 million, or by 30%, and $68.9 million to $93.6 million, or by 36%, for the three and six month period ended June 30, 2010 over the three month and six month period ended June 30, 2009, respectively.   Operating margins increased to 25.4% from 24.6% and 26.6% from 25.4% for the three month and six month period ended June 30, 2010 over the three and six month period ended June 30, 2009, respectively.

Our results of operations normally fluctuate as a result of variations in our business, principally due to changes in enrollment, and we expect that going forward as our overall growth rate declines we will see a more pronounced seasonal fluctuation in new enrollments.  While our number of enrolled students has grown in each sequential quarter over the past three years, we believe that any growth in the number of enrolled students will tend to be slower in the first half of each year and any growth in the number of enrolled students will be proportionally greatest in the fourth quarter of each year.  However, we have recently observed adverse changes in our net course registrations from active duty military students.  We do not know all of the factors that are causing this to occur, and we cannot determine whether net course registrations from active duty military students will return to our previous expectations, grow more slowly than expected, remain flat or decline.  Similarly, we cannot fully estimate the extent to which the growth of our net course registrations will be affected by this.  We believe that the changes we have seen in net course registrations from active duty military students may in part be due to increased operations activity and recent overseas deployments across all branches of the US Military, particularly the level of activity in the United States Marines Corps.  We believe that increased demands on many active duty military personnel, combined with limited internet access associated with some deployments, are likely to limit the ability of certain active duty military students to pursue higher education in the near term.  We expect this to result in a slower growth in total net course registrations and revenue. As a result of the expected slower growth in active duty military registrations, we have been increasing our marketing spend to increase civilian registrations.  We have also increased our faculty expenses and student support costs to be prepared for the possibility of expanded enrollment, including the initiation of a relationship with Wal-Mart.  In particular, the teaching requirements of the institution’s program directors were reduced in order for an increased focus on both classroom quality control and the hiring of new faculty, and we have hired new customer service teams to support new students. Because a significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues, we expect to see fluctuations in our results of operations as a result of seasonal changes or slower growth than we have expected.

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

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	37.6	40.2	37.8	39.4
Selling and promotional	17.6	14.4	16.3	13.8
General and administrative	16.1	16.9	16.1	17.6
Depreciation and amortization	3.4	3.8	3.2	3.8

Total costs and expenses	74.7	75.3	73.4	74.6

Income from operations before
interest income and income taxes	25.3	24.7	26.6	25.4
Interest income, net	0.1	0.0	0.1	0.1

Income from operations
before income taxes	25.4	24.7	26.7	25.5
Income tax expense	10.3	9.8	11.0	10.2

Net Income	15.1%	14.9%	15.7%	15.3%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

     Revenues. Our revenues for the three months ended June 30, 2010 were $46.3 million, an increase of $10.6 million, or 30%, compared to $35.7 million for the three months ended June 30, 2009. The increase was primarily a result of an increase in the number of net course registrations from new civilian students.

     Costs and Expenses.  Costs and expenses for the three months ended June 30, 2010 were $34.5 million, an increase of $7.6 million, or 28%, compared to $26.9 million for the three months ended June 30, 2009.  Costs and expenses as a percentage of revenues decreased to 74.7% for the three months ended June 30, 2010 from 75.3% for the three months ended June 30, 2009.   This percentage decrease resulted from the factors described below as well as a $1.6 million reduction in compensation expense related to accrued incentive compensation payments for the year included in each of the respective expense categories.  The reduction in compensation expense is primarily related to our expectation that we will not be required to pay the portion of our annual incentive plan tied to financial performance.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2010 were $17.4 million, representing an increase of 21% from $14.4 million for the three months ended June 30, 2009.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 37.6% for the three months ended June 30, 2010, compared to 40.2% for the three months ended June 30, 2009.

     Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2010 were $8.1 million, representing an increase of 57% from $5.2 million for the three months ended June 30, 2009.  This increase was primarily due to an increase in civilian outreach, online advertising, and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 17.6% for the three months ended June 30, 2010 from 14.4% for the three months ended June 30, 2009.  This increase reflects additional marketing expense to expand awareness of the APU brand to the civilian market, particularly in the latter part of June when we began to observe a decline in the growth of net course registrations from active duty military students.

     General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2010 were $7.5 million representing an increase of 23% from $6.0 million for the three months ended June 30, 2009.  The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body.  General and administrative expenses as a percentage of revenues decreased to 16.1% for the three months ended June 30, 2010 from 16.9% for the three months ended June 30, 2009.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $1.6 million for the three months ended June 30, 2010, compared with $1.4 million for the three months ended June 30, 2009.  This represents an increase of 15%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended June 30, 2010 were $722,000 in the aggregate, representing an increase of 31% from $552,000 for the three months ended June 30, 2009.  The increase in stock-based compensation for the three months ended June 30, 2010 is primarily attributable to restricted stock granted during the three months ended June 30, 2010 and continued vesting of prior grants.

     Interest income, net. Our interest income, net increased by $6,000 for the three months ended June 30, 2010 to $35,000 from $29,000 for the three months ended June 30, 2009, representing an increase of 21%.  This increase was principally due to a 51% increase in cash on hand, or $29.0 million, compared to the same period last year.

 Income tax expense. We recognized income tax expense for the three months ended June 30, 2010 and 2009 of $4.7 million and $3.5 million, respectively, or effective tax rates of 40.3% and 39.7%, respectively.

 Net income. Our net income was $7.0 million for the three months ended June 30, 2010, compared to net income of $5.3 million for the three months ended June 30, 2009, an increase of $1.7 million, or 32%.  This increase was related to the factors discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

     Revenues. Our revenues for the six months ended June 30, 2010 were $93.6 million, an increase of $24.7 million, or 36%, compared to $68.9 million for the six months ended June 30, 2009. The increase was primarily a result of an increase in the number of net course registrations from new civilian students.

     Costs and Expenses.  Costs and expenses for the six months ended June 30, 2010 were $68.7 million, an increase of $17.3 million, or 34%, compared to $51.4 million for the six months ended June 30, 2009.  Costs and expenses as a percentage of revenues decreased to 73.4% for the six months ended June 30, 2010 from 74.6% for the six months ended June 30, 2009.   This percentage decrease resulted from the factors described below as well as a $1.6 million reduction in compensation expense related to accrued incentive compensation payments for the year included in each of the respective expense categories.  The reduction in compensation expense is primarily related to our expectation that we will not be required to pay the portion of our annual incentive plan tied to financial performance.

     Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2010 were $35.4 million, representing an increase of 31% from $27.1 million for the six months ended June 30, 2009.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 37.8% for the six months ended June 30, 2010, compared to 39.4% for the six months ended June 30, 2009.

     Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2010 were $15.2 million, representing an increase of 61% from $9.5 million for the six months ended June 30, 2009.  This increase was primarily due to an increase in civilian outreach, online advertising, and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 16.3% for the six months ended June 30, 2010 from 13.8% for the six months ended June 30, 2009.  This increase reflects additional marketing expense to expand awareness of the APU brand to the civilian market, particularly in the latter part of June when we began to observe a decline in the growth of net course registrations from active duty military students.

     General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2010 were $15.1 million representing an increase of 25% from $12.1 million for the six months ended June 30, 2009.  The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body.  General and administrative expenses as a percentage of revenues decreased to 16.1% for the six months ended June 30, 2010 from 17.6% for the six months ended June 30, 2009.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $3.0 million for the six months ended June 30, 2010, compared with $2.7 million for the six months ended June 30, 2009.  This represents an increase of 12%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the six months ended June 30, 2010 were $1.5 million in the aggregate, representing an increase of 36% from $1.1 million for the six months ended June 30, 2009.  The increase in stock-based compensation for the six months ended June 30, 2010 is primarily attributable to stock options and restricted stock granted during the six months ended June 30, 2010 and continued vesting of prior grants.

     Interest income, net. Our interest income, net increased by $17,000 for the six months ended June 30, 2010 to $57,000 from $40,000 for the six months ended June 30, 2009, representing an increase of 43%.

 Income tax expense. We recognized income tax expense for the six months ended June 30, 2010 and 2009 of $10.3 million and $7.0 million, respectively, or effective tax rates of 41.2% and 39.9%, respectively.

 Net income. Our net income was $14.7 million for the six months ended June 30, 2010, compared to net income of $10.6 million for the six months ended June 30, 2009, an increase of $4.1 million, or 39%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

   Liquidity

The Company financed operating activities and capital expenditures during the six months ended June 30, 2010 and 2009 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $86.2 million and $57.1 million at June 30, 2010 and June 30, 2009, respectively, representing an increase of $29.1 million, or 51%.

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

Operating Activities

                Net cash provided by operating activities was $18.2 million and $12.6 million for the six months ended June 30, 2010 and 2009, respectively.  As revenue and profits have grown, cash has increased.  Cash and cash equivalents were $86.2 million and $74.9 million at June 30, 2010 and December 31, 2009, respectively.

    Investing Activities

            Net cash used in investing activities was $8.7 million and $4.9 million for the six months ended June 30, 2010 and 2009, respectively.  The increase is a result of an increase in capital expenditures as a result of the acquisition of existing structures, new construction projects due to our ongoing evaluation of space needs, and our continued investment in systems. We expect these factors, and potentially others, to cause capital expenditures to continue to increase in future periods, including in the near term as a result of our ongoing construction of a facility in Charles Town, West Virginia and our investment in a new learning management system.

    Financing Activities

                Net cash provided by financing activities for the six months ended June 30, 2010 was $1.9 million from cash received from the issuance of common stock as a result of stock option exercises and the excess tax benefit from stock based compensation.  Net cash provided by financing activities for the six months ended June 30, 2009 was $1.6 million from cash received from the issuance of common stock as a result of stock option exercises and the excess tax benefit from stock based compensation.

Stock Repurchase Program

The Board of Directors has authorized a repurchase program to repurchase up to $20 million worth of our outstanding common stock, provided that the repurchase program is subject to a purchase limit (“Program Share Cap”) that is intended to result in the Company having no fewer than 18,000,000 total shares of common stock outstanding.  As of June 30, 2010 there were approximately 462,044 shares available for purchase in accordance with the Program Share Cap.

Certification to Participate in Title IV Programs

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. In 2006 we applied to participate in Title IV programs for the first time and were provisionally certified for a period through June 30, 2007. We timely submitted our application for recertification, and the Department of Education granted us provisional certification through June 30, 2008. In May 2008, we were fully recertified to participate in Title IV programs. In August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010. On July 2, 2010, we received a letter from the Department of Education notifying us that we were fully recertified to participate in Title IV programs through December 31, 2014, and that we were no longer provisionally certified.

Pending Regulatory Changes

In 2009, the Department of Education conducted negotiated rulemaking to develop regulations to address matters related to the integrity of Title IV programs. Negotiated rulemaking is a process required by the Higher Education Act to allow affected constituencies to share with the Department of Education their views on regulatory issues before the Department issues proposed regulations.  Among the topics that were negotiated are institutional eligibility issues (such as state authorization for postsecondary education institutions), definitional issues (such as the definition of “gainful employment in a recognized occupation” and “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (such as incentive payment). The negotiated rulemaking committee failed to reach consensus on the entire regulatory package that was the subject of negotiation.  Accordingly, the Department of Education was not required to use any language that was developed during negotiations, including language on which the negotiators reached tentative agreement.

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of many of the issues subject to the negotiated rulemaking process, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period.  On July 26, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the gainful employment requirement, with a 45 day public comment period. The Department of Education has stated its goal is to publish final rules by November 1, 2010, with certain provisions to be effective July 1, 2011 and others July 1, 2012.

We are currently evaluating the impact of the proposed rules and will continue to monitor developments in this area, including whether the proposed rules are changed by the Department of Education following public comment. Compliance with any of these new rules could have an adverse impact on our enrollment, affect the manner in which do business, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At June 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of June 30, 2010.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2009 , and all of the other information set forth in this Form 10-Q and our Form 10-K and the additional information in the other reports we file with the Securities and Exchange Commission. In addition, you should also consider the risk factors set forth below, which amend and supplement the risk factors referred to above before deciding to invest in our common stock. If any of the risks contained in those reports, or described below, actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment.

The growth in our net course registrations from active duty military students has slowed more than expected, and we do not know the full extent of the impact this may have on our results of operations.

We have recently observed that the growth of our net course registrations from active duty military students has slowed more than we expected.  We do not know all of the factors that are causing this to occur, and we cannot determine whether net course registrations from active duty military students will return to our previous expectations, continue to grow more slowly then expected, remain flat or decline.  Similarly, we cannot fully estimate the extent to which the growth of our total net course registrations will be affected by this.  We believe that the changes we have seen in net course registrations from active duty military students may in part be due to increased operations activity and recent overseas deployments across all branches of the US Military, particularly the level of activity in the United States Marines Corps.  We believe that increased demands on many active duty military personnel, combined with limited internet access associated with some deployments, are likely to limit the ability of certain active duty military students to pursue higher education in the near term.  However, we cannot be certain that this is the only cause of the changes in our net course registrations and we cannot estimate how long the current situation and related factors will continue. We expect this to result in a slower growth in total net course registrations and revenue.

The U.S. Congress recently commenced an examination of the for-profit postsecondary education sector that could result in legislation or additional Department of Education rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.

In recent months, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV programs. In response to the Department of Education Office of the Inspector General’s recent criticism of several regional accreditors’ standards for assessing institutions’ credit hour policies, on June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine accreditors’ standards and procedures pertinent to higher education institutions’ policies on credit hours and program length. During the hearing, some committee members voiced concerns about the growing proportion of federal student financial aid going to proprietary institutions. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate released a report entitled “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Between those hearings, on June 21, the chairmen of each of those education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which proprietary institutions’ revenue is comprised of Title IV and other federal funding sources.

We cannot predict the extent to which, or whether, these hearings and review will affect the Department of Education’s current rulemaking or result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit or condition Title IV program participation of proprietary schools or the amount of federal student financial aid for which proprietary school students are eligible, our business may be materially and adversely affected.

Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

In 2009, the Department of Education conducted negotiated rulemaking to develop regulations to address matters related to the integrity of Title IV programs. Negotiated rulemaking is a process required by the Higher Education Act to allow affected constituencies to share with the Department of Education their views on regulatory issues before the Department issues proposed regulations.  Among the topics that were negotiated are institutional eligibility issues (such as state authorization for postsecondary education institutions), definitional issues (such as the definition of “gainful employment in a recognized occupation” and “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (such as incentive payment). The negotiated rulemaking committee failed to reach consensus on the entire regulatory package that was the subject of negotiation.  Accordingly, the Department of Education was not required to use any language that was developed during negotiations, including language on which the negotiators reached tentative agreement.

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking in respect of many of the issues subject to the negotiated rulemaking process, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period.  On July 26, 2010, the Department of Education issued a Notice of Proposed Rulemaking in respect of the gainful employment requirement, with a 45 day public comment period. The Department of Education has stated its goal is to publish final rules by November 1, 2010, with certain provisions to be effective July 1, 2011 and others July 1, 2012.

We are currently evaluating the impact of the proposed rules and will continue to monitor developments in this area, including whether the proposed rules are changed by the Department of Education following public comment. Compliance with any of these new rules could have an adverse impact on our enrollment, affect the manner in which do business, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

                None.

Item 4. Removed and Reserved

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

AMERICAN PUBLIC EDUCATION, INC.

/s/ Wallace E. Boston, Jr.	August 5, 2010
Wallace E. Boston, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	August 5, 2010
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)