Form 10-Q/A
period 2010-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2010-08-17
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2010 (the “Form 10-Q”). This Form 10-Q/A is being filed to correct certain line items in the Consolidated Statement of Cash Flows filed in Part I, Item 1 of the Registrant’s Form 10-Q, which was originally filed with the Securities and Exchange Commission on August 5, 2010.  In the original filing of the Form 10-Q, the Consolidated Statement of Cash Flows reflected a $10,000,000 purchase of marketable securities during the period ended June 30, 2010.  Consistent with the discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results and Operations, no amounts should have been reflected as being used for that purpose and cash and cash equivalents in the Consolidated Statement of Cash Flows at the end of the period should have been higher by $10,000,000 at June 30, 2010, or $86,163,000 in the aggregate.

Other than as set forth above, no changes have been made to the Form 10-Q, and this Form 10-Q/A does not reflect any subsequent information or events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)

Operating activities
Net income	$14,673	$10,552
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for bad debt	833	213
Depreciation and amortization	2,976	2,657
Stock-based compensation	1,477	1,087
Stock issued for director compensation	102	89
Deferred income taxes	2	123
Changes in operating assets and liabilities:
Accounts receivable	(1,180)	756
Prepaid expenses and other assets	178	(60)
Income tax receivable	(856)	(1,379)
Accounts payable	(1,307)	(1,397)
Accrued liabilities	(485)	(942)
Deferred revenue and student deposits	1,741	947

Net cash provided by operating activities	18,154	12,646

Investing activities
Capital expenditures	(8,477)	(4,394)
Capitalized program development costs and other assets	(258)	(484)

Net cash used in investing activities	(8,735)	(4,878)

Financing activities
Cash paid for repurchse of common stock	(66)	-
Cash received from issuance of common stock, net of issuance costs	833	449
Excess tax benefit from stock based compensation	1,111	1,184

Net cash provided by financing activities	1,878	1,633

Net increase in cash and cash equivalents	11,297	9,401
Cash and cash equivalents at beginning of period	74,866	47,714

Cash and cash equivalents at end of period	$86,163	$57,115

Supplemental disclosure of cash flow information
Income taxes paid	$10,003	$7,075

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

AMERICAN PUBLIC EDUCATION, INC.

/s/ Wallace E. Boston, Jr.	August 17, 2010
Wallace E. Boston, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	August 17, 2010
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)