Form 10-Q
period 2010-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2010-11-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The total number of shares of common stock outstanding as of November 5, 2010 was 17,967,391.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30,	As of December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,596	$74,866
Accounts receivable, net of allowance of $1,900 in 2010 and $896 in 2009	8,166	8,664
Prepaid expenses	3,378	2,990
Income tax receivable	2,403	863
Deferred income taxes	2,097	999

Total current assets	102,640	88,382
Property and equipment, net	35,473	25,294
Other assets, net	1,714	2,077
Total assets	$139,827	$115,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,551	$6,756
Accrued liabilities	10,110	8,003
Deferred revenue and student deposits	19,549	14,204

Total current liabilities	36,210	28,963
Deferred income taxes	5,772	4,772
Total liabilities	41,982	33,735

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value;
Authorized shares - 10,000; no shares issued or
outstanding	-	-
Common stock, $.01 par value;
Authorized shares - 100,000; 18,559 issued and
outstanding in 2010; 18,276 issued and
outstanding in 2009	186	183
Less cost of 340 shares of repurchased stock in 2010	(9,175)	-
Additional paid-in capital	141,117	136,380
Accumulated deficit	(34,283)	(54,545)

Total stockholders’ equity	97,845	82,018

Total liabilities and stockholders' equity	$139,827	$115,753

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Revenues	$48,295	$36,471	$141,860	$105,345
Costs and expenses:
Instructional costs and services	19,483	14,745	54,884	41,861
Selling and promotional	9,621	5,598	24,850	15,085
General and administrative	8,194	6,465	23,277	18,563
Depreciation and amortization	1,682	1,277	4,658	3,934

Total costs and expenses	38,980	28,085	107,669	79,443

Income from operations before
interest income and income taxes	9,315	8,386	34,191	25,902
Interest income, net	28	30	85	70

Income before income taxes	9,343	8,416	34,276	25,972
Income tax expense	3,755	3,404	14,015	10,408

Net income	$5,588	$5,012	$20,261	$15,564

Net Income per common share:
Basic	$0.30	$0.28	$1.10	$0.86

Diluted	$0.30	$0.27	$1.07	$0.82

Weighted average number of
common shares:
Basic	18,430,021	18,195,583	18,380,178	18,137,946

Diluted	18,931,197	18,910,456	18,970,381	18,899,522

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)

Operating activities
Net income	$20,261	$15,564
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	1,004	143
Depreciation and amortization	4,658	3,934
Stock-based compensation	2,181	1,649
Stock issued for director compensation	143	142
Deferred income taxes	(98)	264
Changes in operating assets and liabilities:
Accounts receivable	(506)	(2,383)
Prepaid expenses and other assets	(514)	(237)
Income tax receivable	(1,540)	(2,500)
Accounts payable	(205)	(222)
Accrued liabilities	2,107	1,210
Deferred revenue and student deposits	5,345	5,271

Net cash provided by operating activities	32,836	22,835

Investing activities
Capital expenditures	(13,974)	(7,758)
Capitalized program development costs and other assets	(373)	(823)

Net cash used in investing activities	(14,347)	(8,581)

Financing activities
Cash paid for repurcahse of common stock	(9,241)	-
Cash received from issuance of common stock, net of issuance costs	1,043	505
Excess tax benefit from stock based compensation	1,439	1,315

Net cash provided by (used in) financing activities	(6,759)	1,820

Net increase in cash and cash equivalents	11,730	16,074
Cash and cash equivalents at beginning of period	74,866	47,714

Cash and cash equivalents at end of period	$86,596	$63,788

Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$14,215	$11,329

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

   Concentration

Approximately 48% and 51% of the Company’s revenues for the three and nine month periods ended September 30, 2010 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 55% and 57% of the Company’s revenues for the three  and nine months ended September 30, 2009, respectively. Approximately 25% and 22% of the Company’s revenues for the three and nine months ended September 30, 2010, respectively, were from students using financial aid under Title IV programs compared to 20% and 18% for the three and nine months ended September 30, 2009, respectively. A reduction in either of these programs could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 270,843 anti-dilutive stock options or restricted stock excluded from the calculation for the three months ended September 30, 2010 and no anti-dilutive stock options or restricted stock excluded from the calculation for the nine months ended September 30, 2010. There were 98,587 anti-dilutive stock options excluded from the calculation for the three months ended September 30, 2009 and 84,809 anti-dilutive stock options excluded from the calculation for the nine months ended September 30, 2009.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2006-2009 remain open to examination.

5. Stock Based Compensation

On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and APEI’s stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007.  As of September 30, 2010 there were 406,115 shares available for grant under the plan.  Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

	September 30, 2010	September 30, 2009
Expected volatility	26.46%	27.17%-28.93%
Expected dividends	0.00%	0.00%
Expected term, in years	4.5	4.5
Risk-free interest rate	2.65%	1.00%-2.53%
Weighted-average fair value of options
granted during the year	$9.37	$9.23

Options granted through September 30, 2010 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

				Aggregate
		Weighted	Weighted-Average	Intrinsic
	Number	Average	Contractual	Value
	of Options	Exercise Price	Life (Yrs)	(In thousands)
Outstanding, December 31, 2009	1,125,804	$10.42
Options granted	179,700	$34.80
Awards exercised	(267,386)	$3.90
Awards forfeited	(4,908)	$30.80

Outstanding, September 30, 2010	1,033,210	$16.25	5.50	$17,885

Exercisable, September 30, 2010	648,648	$9.69	5.50	$15,146

The following table summarizes information regarding stock option exercises (unaudited):

	September 30, 2010	September 30, 2009
	(In thousands)
Proceeds from stock options exercised	$1,043	$519
Intrinsic value of stock options exercised	$9,278	$6,738
Tax benefit from exercises	$1,749	$1,699

The table below summarizes the restricted stock activity for the nine months ended September 30, 2010 (unaudited):

		Weighted-Average
	Number	Grant Price
	of Shares	and Fair Value
Non vested, December 31, 2009	49,339	$29.61
Shares granted	44,768	$37.02
Vested shares	(14,667)	$36.86
Shares forfeited	(1,033)	$30.53
Non vested, September 30, 2010	78,407	$32.47

Stock based compensation cost charged against income during the three and nine month period ended September 30, 2010 and September 30, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Instructional costs and services	$192	$123	$557	$356
Marketing and promotional	55	32	171	110
General and administrative	457	407	1,453	1,183
Stock-based compensation expense in operating income	704	562	2,181	1,649

Tax benefit	(270)	(203)	(825)	(589)
Stock-based compensation expense, net of tax	$434	$359	$1,356	$1,060

As of September 30, 2010, there was $3.5 million of total unrecognized compensation cost, representing $1.8 million of unrecognized compensation cost associated with share-based compensation arrangements, and $1.7 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.0 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Form 10-Q, in the “Risk Factors” section of this Form 10-Q,  in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”), in the “Risk Factors” section of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2010, and in our various filings with the Securities and Exchange Commission.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

   Summary
Net course registrations increased 25% and 32% for the three and nine month period ended September 30, 2010 over the three and nine month period ended September 30, 2009, respectively.  Our revenue increased from $36.5 million to $48.3 million, or by 32%, and $105.3 million to $141.9 million, or by 35%, for the three and nine month period ended September 30, 2010 over the three month and nine month period ended September 30, 2009, respectively.   Operating margins decreased to 19.3% from 23.0% and 24.1% from 24.6% for the three month and nine month period ended September 30, 2010 over the three and nine month period ended September 30, 2009, respectively.

Our results of operations normally fluctuate as a result of variations in our business, principally due to changes in enrollment, and we expect that going forward as our overall growth rate declines we will see a more pronounced seasonal fluctuation in new enrollments.  While our number of enrolled students has grown in each sequential quarter over the past three years, we believe that absent other factors any growth in the number of enrolled students will tend to be slower in the first half of each year and any growth in the number of enrolled students will be proportionally greatest in the fourth quarter of each year.  However, at the conclusion of the second quarter we observed that the growth of our net course registrations from active duty military students was slowing more than we expected.  We do not know all of the factors that caused this to occur, but it resulted in a marked decline in our growth rate in the third quarter compared to the second quarter.  We cannot determine whether net course registrations from active duty military students will return to our previous expectations, continue to grow more slowly than expected, remain flat or decline.  Similarly, we cannot fully estimate the extent to which the growth of our net course registrations will be affected by this.  We believe that the changes we have seen in net course registrations from active duty military students may in part be due to increased operations activity and recent overseas deployments across all branches of the US Military. We believe that increased demands on many active duty military personnel, combined with limited internet access associated with some deployments, are likely to limit the ability of certain active duty military students to pursue higher education in the near term.  We expect this to result in a slower growth in total net course registrations and revenue. As a result of the slower growth in active duty military registrations, we began to increase our marketing spend to attempt to increase civilian registrations.  Toward the end of the second quarter, we also began to increase our faculty expenses and student support costs to be prepared for the possibility of expanded enrollment, including due to the initiation of the Wal-Mart relationship.  In particular, the teaching requirements of the institution’s program directors were reduced in order for an increased focus on both classroom quality control and the hiring of new faculty, and we have hired new customer service teams to support new students. Because a significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues, we expect to see fluctuations in our results of operations as a result of seasonal changes or slower growth than we have expected.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2009 included in our Annual Report, for the year ended December 31, 2009.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	40.3	40.4	38.7	39.7
Selling and promotional	19.9	15.4	17.5	14.3
General and administrative	17.0	17.7	16.4	17.7
Depreciation and amortization	3.5	3.5	3.3	3.7

Total costs and expenses	80.7	77.0	75.9	75.4

Income from operations before
interest income and income taxes	19.3	23.0	24.1	24.6
Interest income, net	0.1	0.1	0.1	0.1

Income from operations
before income taxes	19.4	23.1	24.2	24.7
Income tax expense	7.8	9.3	9.9	9.9

Net Income	11.6%	13.8%	14.3%	14.8%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

     Revenues. Our revenues for the three months ended September 30, 2010 were $48.3 million, an increase of $11.8 million, or 32%, compared to $36.5 million for the three months ended September 30, 2009. The increase was primarily a result of an increase in the number of net course registrations from new civilian students.

     Costs and Expenses.  Costs and expenses for the three months ended September 30, 2010 were $39.0 million, an increase of $10.9 million, or 39%, compared to $28.1 million for the three months ended September 30, 2009.  Costs and expenses as a percentage of revenues increased to 80.7% for the three months ended September 30, 2010 from 77.0% for the three months ended September 30, 2009.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2010 were $19.5 million, representing an increase of 32% from $14.7 million for the three months ended September 30, 2009.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 40.3% for the three months ended September 30, 2010, compared to 40.4% for the three months ended September 30, 2009.

     Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2010 were $9.6 million, representing an increase of 72% from $5.6 million for the three months ended September 30, 2009.  This increase was primarily due to an increase in civilian outreach, online advertising, and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 19.9% for the three months ended September 30, 2010 from 15.4% for the three months ended September 30, 2009.  This increase reflects additional marketing expense to expand awareness of the APU brand to the civilian market, an effort that we undertook when we began to observe a decline in the growth of net course registrations from active duty military students. We expect to continue heightened levels of marketing expense in the fourth quarter.

     General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2010 were $8.2 million representing an increase of 27% from $6.5 million for the three months ended September 30, 2009.  The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body.  In addition, in connection with preparing responses to the request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s hearings on for-profit colleges, we incurred $326,000 in additional legal fees and related expenses. General and administrative expenses as a percentage of revenues decreased to 17.0% for the three months ended September 30, 2010 from 17.7% for the three months ended September 30, 2009.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $1.7 million for the three months ended September 30, 2010, compared with $1.3 million for the three months ended September 30, 2009.  This represents an increase of 32%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended September 30, 2010 were $704,000 in the aggregate, representing an increase of 25% from $562,000 for the three months ended September 30, 2009.  The increase in stock-based compensation for the three months ended September 30, 2010 is primarily attributable to continued vesting of prior grants.

Compensation expense related to incentive compensation increased $402,000 or 31% for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009. The increase was primarily attributable to an increase in the number of participants in the plan as well as a $676,000 reinstatement of   an accrual that was reversed in the previous quarter related to the portion of our annual incentive plan that is tied to financial performance. The increase in compensation expense related to accrued incentive compensation payments is included in each of the respective expense categories.

     Interest income, net. Our interest income, net decreased by $2,000 for the three months ended September 30, 2010 to $28,000 from $30,000 for the three months ended September 30, 2009, representing an decrease of 7%.  This decrease was principally due to lower yields on our investments, compared to the same period last year.

     Income tax expense. We recognized income tax expense for the three months ended September 30, 2010 and 2009 of $3.8 million and $3.4 million, respectively, or effective tax rates of 40.2% and 40.5%, respectively.

     Net income. Our net income was $5.6 million for the three months ended September 30, 2010, compared to net income of $5.0 million for the three months ended September 30, 2009, an increase of $576,000, or 11%.  This increase was related to the factors discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

     Revenues. Our revenues for the nine months ended September 30, 2010 were $141.9 million, an increase of $36.6 million, or 35%, compared to $105.3 million for the nine months ended September 30, 2009. The increase was primarily a result of an increase in the number of net course registrations from new civilian students.

     Costs and Expenses.  Costs and expenses for the nine months ended September 30, 2010 were $107.7 million, an increase of $28.3 million, or 36%, compared to $79.4 million for the nine months ended September 30, 2009.  Costs and expenses as a percentage of revenues increased to 75.9% for the nine months ended September 30, 2010 from 75.4% for the nine months ended September 30, 2009.   This increase resulted from the factors described below.

     Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2010 were $54.9 million, representing an increase of 31% from $41.9 million for the nine months ended September 30, 2009.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 38.7% for the nine months ended September 30, 2010, compared to 39.7% for the nine months ended September 30, 2009.

     Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2010 were $24.9 million, representing an increase of 65% from $15.1 million for the nine months ended September 30, 2009.  This increase was primarily due to an increase in civilian outreach, online advertising, and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 17.5% for the nine months ended September 30, 2010 from 14.3% for the nine months ended September 30, 2009.  This increase reflects additional marketing expense to expand awareness of the APU brand to the civilian market, an effort we undertook when we began to observe a decline in the growth of net course registrations in the second quarter from active duty military students. We expect to continue heightened levels of marketing expense in the fourth quarter.

     General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2010 were $23.3 million representing an increase of 25% from $18.6 million for the nine months ended September 30, 2009.  The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, financial aid processing fees, and an increase in expenditures for technology, staffing, and facilities required to support a larger student body.  In addition, in connection with preparing responses to the request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s hearings on for-profit colleges, we incurred $326,000 in additional legal fees and related expenses. General and administrative expenses as a percentage of revenues decreased to 16.4% for the nine months ended September 30, 2010 from 17.7% for the nine months ended September 30, 2009.  The decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and related expenses increasing at a slower rate than enrollment.

     Depreciation and amortization. Depreciation and amortization expenses were $4.7 million for the nine months ended September 30, 2010, compared with $3.9 million for the nine months ended September 30, 2009.  This represents an increase of 18%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the nine months ended September 30, 2010 were $2.2 million in the aggregate, representing an increase of 32% from $1.6 million for the nine months ended September 30, 2009.  The increase in stock-based compensation for the nine months ended September 30, 2010 is primarily attributable to stock options and restricted stock granted during the nine months ended September 30, 2010 and continued vesting of prior grants.

     Interest income, net. Our interest income, net increased by $15,000 for the nine months ended September 30, 2010 to $85,000 from $70,000 for the nine months ended September 30, 2009, representing an increase of 21%.  This increase was principally due to a 36% increase in cash on hand, or $22.8 million, compared to the same period last year.

     Income tax expense. We recognized income tax expense for the nine months ended September 30, 2010 and 2009 of $14.0 million and $10.4 million, respectively, or effective tax rates of 40.9% and 40.1%, respectively.

     Net income. Our net income was $20.3 million for the nine months ended September 30, 2010, compared to net income of $15.6 million for the nine months ended September 30, 2009, an increase of $4.7 million, or 30%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

     Liquidity

The Company financed operating activities and capital expenditures during the nine months ended September 30, 2010 and 2009 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $86.6 million and $63.8 million at September 30, 2010 and September 30, 2009, respectively, representing an increase of $22.8 million, or 36%.

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

     Operating Activities

                Net cash provided by operating activities was $32.8 million and $22.8 million for the nine months ended September 30, 2010 and 2009, respectively.  As revenue and profits have grown, cash has increased.

     Investing Activities

            Net cash used in investing activities was $14.3 million and $8.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase is a result of an increase in capital expenditures as a result of the acquisition of existing structures, new construction projects due to our ongoing evaluation of space needs, and our continued investment in systems. We expect these factors, and potentially others, to cause capital expenditures to continue to increase in future periods, including in the near term as a result of our ongoing construction of a facility in Charles Town, West Virginia and our investment in a new learning management system.

     Financing Activities

                Net cash used in financing activities for the nine months ended September 30, 2010 was $6.8 million from the repurchase of our common stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock based compensation. Net cash provided by financing activities for the nine months ended September 30, 2009 was $1.8 million from cash received from the issuance of common stock as a result of stock option exercises and the excess tax benefit from stock based compensation.

The Board of Directors has authorized a repurchase program to repurchase shares of the Company’s common stock in an aggregate value of $20 million. As of September 30, 2010 the Company had repurchased 340,000 shares under the repurchase program for an aggregate amount of $9.2 million.

During the period between October 1, 2010 and November 5, 2010, the Company repurchased an additional 260,000 shares of the Company's common stock for an aggregate amount of $8.3 million.

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

On October 29, 2010, the Department of Education issued final regulations for the regulations proposed in the June 18 NPRM, as well as final regulations to establish a process under which an institution applies for approval to offer an educational program that leads to gainful employment in a recognized occupation.  The final regulations are generally effective July 1, 2011.  The Department of Education must publish final regulations defining “gainful employment” before November 1, 2011, in order for the regulations to take effect on July 1, 2012.

We are currently evaluating the impact of the final and proposed rules and will continue to monitor developments in this area, including whether the July 26 proposed rules relating to gainful employment are changed by the Department of Education following public comment. Compliance with any of these new rules, insufficient time to comply with them, or uncertainty that results from the rules being recently promulgated and the absence of past practice and limited guidance as to the implementation of these new rules could have an adverse impact on our enrollment, affect the manner in which do business, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Lack of clarity in the final rules or guidance by the Department of Education could result in uncertainties continuing for some period of time, and may require us to adopt overly-narrow practices until clarity is obtained.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

                We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At September 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of September 30, 2010.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 12, 2010, a putative class action lawsuit was commenced against the Company, Wallace E. Boston, Jr., Frank B. McCluskey and Harry T. Wilkins, in the United States Court for the Northern District of West Virginia (Martinsburg Division). The action is currently captioned Douglas N. Gaer v. American Public Education, Inc. et al, C.A. No. 3:10 CV-81. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act . The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s stock between February 22, 2010 to August 5, 2010 (the “Class Period”).  The plaintiff alleges that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company’s prospects, the Company’s common stock traded at artificially inflated prices throughout the Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not, at this time, specified the amount of damages being sought in this action.  On October 12, 2010, the City of Miami Firefighters' and Police Officers' Retirement Trust filed a motion seeking to be appointed lead plaintiff and to approve its selection of lead plaintiffs' counsel.  That motion has not been ruled upon.  The Company intends to vigorously defend this action.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2009, the Risk Factors section of our quarterly report on Form 10-Q for the quarter ended June 30, 2010, and all of the other information set forth in this Form 10-Q and our Form 10-K and the additional information in the other reports we file with the Securities and Exchange Commission. In addition, you should also consider the risk factors set forth below, which amend and supplement the risk factors referred to above, before deciding to invest in our common stock. If any of the risks contained in those reports, or described below, actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment.

The U.S. Congress recently commenced an examination of the for-profit postsecondary education sector that could result in legislation or additional Department of Education rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.

In recent months, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV programs. Since June 2010 the U.S. Senate’s Health, Education, Labor and Pensions Committee (“HELP Committee”) has held hearings to examine the proprietary education sector.  On August 5, 2010, we received a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to for-profit postsecondary education institutions whose students receive federal student financial aid. We understand that the request is one of approximately thirty requests made to for-profit colleges in connection with the HELP Committee’s review of matters related to for-profit colleges participating in Title IV programs. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine accreditors’ standards and procedures pertinent to higher education institutions’ policies on credit hours and program length. During the hearing, some committee members voiced concerns about the growing proportion of federal student financial aid going to proprietary institutions. On June 21, the chairmen of each of Senate and House education committees, together with other members of Congress, requested the Government Accountability Office to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which proprietary institutions’ revenue is comprised of Title IV and other federal funding sources.  We have incurred and expect to continue to incur significant legal and other costs to respond to the congressional inquiry.

We cannot predict the extent to which, or whether, these hearings and reviews will result in legislation, further rulemaking affecting our participation in Title IV programs, or more vigorous enforcement of Title IV requirements. To the extent that any laws or regulations are adopted that limit or condition Title IV program participation of proprietary schools or the amount of federal student financial aid for which proprietary school students are eligible, our business could be materially and adversely affected.

Congressional examination of Department of Defense oversight of tuition assistance used for distance education and proprietary institutions and pending rulemaking by the Department of Defense could result in legislative or regulatory changes that may materially and adversely affect our business.

In recent months, the U.S. Congress has increased its focus on Department of Defense (DoD) tuition assistance that is used for distance education and programs at proprietary institutions.  In September 2010, the Subcommittee on Oversight and Investigations of the U.S. House of Representative’s Armed Services Committee held a hearing titled “A Question of Quality and Value:  Department of Defense Oversight of Tuition Assistance Used for Distance Learning and For-Profit Colleges.”  Witnesses and Subcommittee members expressed concern about DoD’s oversight of distance education programs, especially those offered by proprietary institutions.  In August 2010, DoD issued a proposed regulation that would increase oversight of educational programs offered to active duty servicemembers.  Under the proposed regulations, the Military Installation Voluntary Education Review program would be expanded to institutions offering instruction to servicemembers through distance education, and all institutions would be required to participate in the program. We cannot predict the extent to which, or whether, congressional hearings will affect DoD’s current rulemaking or result in legislation or further rulemaking affecting our participation in DoD’s tuition assistance program or the Title IV programs. Members of Congress have stated that Congress should revise the 90/10 Rule (which requires a proprietary institution to derive no more than 90 percent of its revenue from federal student financial aid programs that are authorized under Title IV of the Higher Education Act (“HEA”)) to count military tuition assistance and veterans educational benefits toward the 90 percent limit. To the extent that any laws or regulations are adopted that limit or condition the participation of proprietary schools or distance education programs in DoD tuition assistance programs or in Title IV programs with respect to DoD tuition assistance programs, or that limit or condition the amount of tuition assistance for which proprietary schools or distance education programs are eligible, our business could be materially and adversely affected.

Current and anticipated rulemakings by the Department of Education could result in regulatory changes that may materially and adversely affect our business.

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of many of the issues subject to the negotiated rulemaking process, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period.  On July 26, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the gainful employment requirement, with a 45 day public comment period.  On October 29, 2010, the Department of Education published final regulations concerning certain institutional eligibility issues (such as state authorization for postsecondary education institutions), definitional issues (such as the definition of “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (such as incentive payment), as well as final regulations to establish a process under which an institution applies for approval to offer an educational program that leads to gainful employment in a recognized occupation.  The final regulations are generally effective July 1, 2011.

The Department of Education has indicated that it plans to issue final regulations defining “gainful employment” in early 2011. The Department of Education must publish such final regulations before November 1, 2011, in order for the regulations to take effect on July 1, 2012.  The Department of Education’s proposed regulations regarding a gainful employment definition would adopt specific metrics focused on ratios of annual loan payment to measures of income and on loan repayment rates.  As proposed, those metrics would incorporate data from years prior to the date of calculation of the relevant measure, meaning that for some period after the effective date of the metrics, if the Department of Education does not phase in such effective date, results under the gainful employment metrics would reflect conduct that occurred before the gainful employment tests were known.

A number of the risk factors below address potential substantive concerns and risks with respect to the final and proposed regulations. With respect to the final regulations generally, and each of the regulations discussed in the risk factors below specifically, we cannot predict how the final regulations will be interpreted, or whether we will be able to comply with those requirements by the effective dates.  We are continuing to evaluate the possible effect of the final and proposed rules on our business and will continue to monitor developments in this area, including whether the July 26 proposed rules are changed by the Department of Education following public comment. Compliance with any of these new rules, insufficient time to comply with them, or uncertainty that results from the rules being recently promulgated and the absence of past practice and limited guidance as to the implementation of these new rules could have an adverse impact on our enrollment, affect the manner in which do business, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Lack of clarity in the final rules or guidance by the Department of Education could result in uncertainties continuing for some period of time, and may require us to adopt overly-narrow practices until clarity is obtained, and as a result our business could be materially and adversely affected.

A failure to meet standards regarding “gainful employment” may result in the loss of eligibility to participate in Title IV programs.

The Department of Education has proposed as part of its rulemaking to define the concept of “gainful employment” by adopting specific metrics focused on ratios of annual loan payment to measures of income and on loan repayment rates. If one or more of our programs fail to meet standards measuring whether an educational program leads to gainful employment in a recognized occupation, those programs could lose eligibility for Title IV aid or have that eligibility adversely conditioned, which could have a material adverse effect on our business. Under the Department of Education’s proposal, depending on whether a program met certain thresholds on each metric, that program would be fully eligible to participate in Title IV programs, restricted, or ineligible.  A fully eligible program (which met the stricter threshold on both metrics) would have no restrictions on its participation in Title IV programs.  A program that met the stricter standard on only one of the metrics would have to provide certain warnings and disclosures to students.  A program that met only the minimum standard on one or both of the metrics would be restricted.  Restricted programs would have to provide annually to the Department of Education documentation from employers that the program aligns with those employers’ business needs, and the Department of Education would limit the program’s enrollment of Title IV recipients to the average number of Title IV recipients enrolled during the prior three award years.  Ineligible programs (which fail to meet either metrics minimum threshold) could provide Title IV aid to students enrolled in the program for the remainder of the award year and one additional award year, but the program would not be allowed to offer Title IV aid to new students enrolling in the program. The Department of Education must publish final regulations defining “gainful employment” before November 1, 2011, in order for the regulations to take effect on July 1, 2012.

Our failure to obtain Department of Education approval, where required, for new programs that prepare students for gainful employment in a recognized occupation could materially and adversely affect our business.

On October 29, 2010, the Department of Education issued final regulations to establish a new process under which an institution applies for approval to offer an educational program that leads to gainful employment in a recognized occupation.  Under the final regulations, which are effective July 1, 2011, an institution must notify the Department of Education at least 90 days before the first day of class when it intends to add a program that prepares students for gainful employment in a recognized occupation.  The institution may proceed to offer the program, unless the Department of Education advises the institution that the Department of Education must approve the program for Title IV purposes.  In addition, if the institution does not provide timely notice to the Department of Education regarding the additional program, the institution must obtain approval of the program for Title IV purposes.  If the Department of Education denies approval, the institution may not award Title IV funds in connection with the program. Were this to happen to us, our business could be materially and adversely affected.  Furthermore, compliance with these new procedures could cause delay in our ability to offer new programs and put our business at a competitive disadvantage or adversely effect our ability to timely offer programs of interest to our students and potential students, and adversely effect our ability to increase our revenues.  As a result, our business could be materially and adversely affected.

Our failure to comply with the Department of Education’s incentive payment rules could result in sanctions.

If we pay a bonus, commission or other incentive payment in violation of applicable Department of Education rules, we could be subject to sanctions, which could have a material adverse effect on our business. In the final regulations published on October 29, 2010, the Department of Education abolished the 12 existing safe harbors, effective July 1, 2011. Abolition of the safe harbors may create uncertainty about what constitutes impermissible incentive payments. The modified incentive payment rule and related uncertainty as to how it will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may affect negatively our ability to recruit and retain employees, and as a result our business could be materially and adversely affected.  In addition, the Government Accountability Office has issued a report critical of the Department of Education’s enforcement of the incentive payment rule, and the Department of Education has undertaken to increase its enforcement efforts.  If the Department of Education determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to the Department of Education’s satisfaction. In addition, the Department of Education may fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in the Title IV programs.  The Department of Education may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments.  In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of the Department of Education alleging violation of the incentive payment provision.  Such suits may prompt Department of Education investigations. The existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or Department of Education investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things.  As a result, our business could be materially and adversely affected

Our failure to comply with the Department of Education’s substantial misrepresentation rules could result in sanctions.

The Department of Education may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges or the employability of its graduates. In the final regulations published on October 29, 2010, the Department of Education has expanded the activities that constitute a substantial misrepresentation, effective July 1, 2011.  Under the final regulation, an institution engages in substantial misrepresentation when the institution itself, one of its representatives, or an organization or person with which the institution has an agreement to provide educational programs, marketing, advertising, or admissions services, makes a substantial misrepresentation directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency, or to the Secretary of Education. The final regulations define misrepresentation as any false, erroneous or misleading statement, and it defines a misleading statement as any statement that has the likelihood or tendency to deceive or confuse.  The final regulations define substantial misrepresentation as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to the person’s detriment. If the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in the Title IV programs, deny participation applications made on behalf of the institution, or initiate a proceeding against the institution to fine the institution or to limit, suspend or termination the institution’s participation in the Title IV programs.  We expect that there could be an increase in our industry of administrative actions and litigation claiming substantial misrepresentation, which at a minimum would increase legal costs associated with defending such actions, and as a result our business could be materially and adversely affected.

Failure to comply with the Department of Education’s state authorization rules could result in our students being ineligible for Title IV programs.

In the final regulations published on October 29, 2010, the Department of Education has specified rules regarding the authorization an institution must have to offer post-secondary education programs within a given state in order to participate in Title IV programs. If the Department of Education determines that an institution does not have the required state authorization, this institution will be ineligible to participate in the Title IV programs. The final rules specify the type of state approvals that are acceptable for an institution to demonstrate that it is authorized by the states where it is located to offer educational programs beyond the secondary level.  At this time we are uncertain as to which type of state approval applies to us for purposes of the final regulation, but we are still reviewing the regulation.  In addition, under the final rule, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must meet any state requirements for it to be legally offering postsecondary distance education in that state.  Under the final rule, states must have mechanisms to take adverse action against institutions and to respond to complaints.  The Department of Education has indicated that institutions that are unable to obtain appropriate state authorization by July 1, 2011 may request an extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension to July 1, 2013.  States may, either as a result of rushing to comply or otherwise, adopt standards that are detrimental to institutions such as ours, and as a result our business could be materially and adversely affected.

Failure to comply with the Department of Education’s credit hour requirements could result in  sanctions.

In the final regulations published on October 29, 2010, the Department of Education has defined “credit” hour for Title IV purposes.  The credit hour is used for Title IV purposes to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid that an institution may disburse in a payment period.  The final regulations define credit hour as an institutionally established equivalency that reasonably approximates certain specified time in class and out of class and equivalent amount of work for other academic activities.  The final regulations also require institutional accreditors to review an institution’s policies, procedures, and administration of policies and procedures for assignment of credit hours.  An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify the Department of Education if it finds systemic noncompliance or significant noncompliance in one or more programs.  The Department of Education has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV programs, as a result of which our business could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three month period ending September 30, 2010, the Company repurchased 340,000 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

During the period between October 1, 2010 and November 5, 2010, the Company repurchased an additional 260,000 shares of the Company's common stock for an aggregate amount of $8.3 million.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 – July 31, 2010	-	-	-	$20,000,000
August 1, 2010 – August 31, 2010	130,000	$25.34	130,000	$16,705,692
September 1, 2010 – September 30, 2010	210,000	$28.00	210,000	$10,825,486
Total	340,000	$26.98	340,000	$10,825,486

(1)    On August 5, 2010, the Company’s Board of Directors approved a stock repurchase program for its common stock, which program was later amended on September 7, 2010, under which the Company may purchase shares of the Company’s common stock up to a maximum aggregate purchase price of $20.0 million through December 31, 2012.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions from time to time based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company's available cash.

Item 3. Defaults Upon Senior Securities

                None.

Item 4. Removed and Reserved

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

AMERICAN PUBLIC
EDUCATION, INC.

/s/ Wallace E. Boston, Jr.	November 8, 2010
Wallace E. Boston, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	November 8, 2010
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)