Form 10-K
period 2010-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2011-02-18
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares of common stock outstanding as of February 16, 2011, was 18,611,184.

The aggregate market value of the registrant’s common stock held by nonaffiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $799 million. For purposes of this calculation, shares of common stock held by stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2010, the Registrant’s chief executive officer, the Registrant’s chief financial officer and the Registrant’s directors were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2010 fiscal year) are incorporated by reference into Part III of this Report.

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

●
our ability to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting agency requirements;

●	the pace of growth of our enrollment;

●	our conversion of prospective students to enrolled students and our retention of active students;

●	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;

●	our maintenance and expansion of our relationships with the United States Armed Forces and various organizations and the development of new relationships;

●	the competitive environment in which we operate;

●	our cash needs and expectations regarding cash flow from operations;

●	our ability to manage and grow our business and execution of our business and growth strategies; and

●	our financial performance generally.

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

Company Overview

American Public Education, Inc. is a provider of exclusively online postsecondary education with an emphasis on serving the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System. Our universities share a common faculty and curriculum, which includes 79 degree programs and 65 certificate programs in disciplines related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, nursing and liberal arts. We currently serve over 83,700 students living in all 50 states and the District of Columbia in the United States. Our university system is regionally and nationally accredited.

From 2008 to 2010, our total revenue increased from $107.1 million to $198.2 million, which represents a compound annual growth rate (CAGR) of 36%. Our net course registrations increased 41% and 31% in 2009 and 2010, respectively, over the prior periods. We believe our growth is attributable to: (i) high student satisfaction and referral rates; (ii) regional accreditation; (iii) increasing acceptance of distance learning within our targeted markets; and (iv) variety and affordability of our programs. As our revenue base grows, we expect our growth rate percentages to continue to decline. However, we expect actual dollar revenue growth to increase. Net income improved to $29.9 million in 2010 from net income of $16.2 million in 2008.

Approximately 62% of our students serve in the United States military on active duty. The remainder of our students are generally civilians with careers in public service, such as federal, national and local law enforcement personnel or other first responders, or they are civilians who are military-affiliated professionals, such as veterans, reservists or National Guard members. Our programs are generally designed to help these and other students advance in their current professions or prepare for their next career. Our online method of instruction is well-suited to our students, many of whom serve in positions requiring extended and irregular schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently and have limited financial resources. Our satisfied students have been a significant source of referrals for us, which we believe has led to lower marketing costs among certain of our student populations.

As of December 31, 2010, we had approximately 250 full-time and over 1,250 adjunct faculty. Nearly all of our faculty members have advanced degrees and many of them have leadership experience in their fields. Our adjunct faculty also includes professors who teach at leading national and state universities. We believe quality faculty members are attracted to us because of the high percentage of military and public service professionals in our student body who can immediately apply lessons learned in our classroom to their daily work. In addition, our faculty members are attracted to the flexible nature of teaching online and the numerous support services we provide them. Our faculty is organized into several departments under the leadership of a Provost who reports to our President and under the supervision of a nine-member university Board of Trustees.

We have invested significant amounts of capital and resources in developing proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. The PAD system also allows us to manage on an automated and cost-effective basis the complex administrative tasks resulting from offering monthly starts for over 1,740 classes in over 920 unique courses to our over 83,700students taught by over 1,500 faculty members. Our systems and processes also help us measure and manage the activities of our faculty, student support personnel, and prospective and active students, allowing us to continuously improve our academic quality, student support services and marketing efficiency. We believe these proprietary systems and processes will support a much larger institution and provide us important competitive and cost advantages.

History

We were founded as American Military University in 1991 and began offering courses in January 1993. Our founder, a retired Marine officer, established American Military University as a distance learning graduate-level institution, specializing in a military studies curriculum for military officers seeking an advanced degree relevant to their profession. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, in 1995, in January 1996 American Military University began offering undergraduate programs primarily directed to members of the armed forces. It gradually broadened its military studies curriculum over the next three years to include defense management, civil war studies, intelligence, and unconventional warfare, and later expanded into military-related disciplines such as criminal justice, emergency management, national security, and homeland security. Over time, American Military University diversified its educational offerings into the liberal arts in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized the operations of American Military University into our current university system and we began operating through two universities, AMU and APU. The purpose of the reorganization was in part to establish an institution brand, APU, that would appeal to non-military markets, including public service professionals such as teachers.

Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools (Higher Learning Commission). In 2010, we received approval from The Higher Learning Commission (HLC) to offer three new degree programs in Information Technology, Psychology and Nursing.

Since the founding of American Military University, we have gradually transitioned from a military focus to a more broad-based focus on the military and public services communities. We expect the percentage of our students that are not eligible for tuition assistance programs of the Department of Defense or DoD to continue to increase, particularly as a result of our eligibility to participate in Title IV programs. Furthermore, because our students who use the DoD tuition assistance programs generally take fewer courses at one time than our other students, they represent a smaller percentage of our net enrollment than they do of our total student body.

Market Overview

Within the postsecondary education market, we believe that there is significant opportunity for growth in online programs. We believe that increasing requirements for workers to have job mobility, combined with the growing acceptance of online learning from employers and the flexibility associated with online learning should attract more students, both traditional and adult, to distance learning.

There are more than 2.2 million active and reserve military professionals in the United States Armed Forces. Each year, approximately 300,000 new service members are enlisted or commissioned to replace retiring and separating members. We believe that the unpredictable and demanding work schedules of military personnel and their geographic distribution make online learning and asynchronous teaching particularly attractive to them. Military leaders and policies promote voluntary education programs as a means for service members to gain the knowledge and skills that will improve their military performance as well as prepare them for a career following their military service. Academic achievement can also result in increased rank and pay for service members. The United States Armed Forces recognize academic achievement through awarding promotion points for academic credits, specifying education level eligibility requirements for assignments, promotions, and service schools, and entering remarks on performance appraisals.

Active duty and reserve component military personnel are eligible for tuition assistance through the Uniform Tuition Assistance Program of the DoD. DoD policy allows for payment of 100% of a military student’s tuition costs, up to $250 per semester credit hour and a maximum benefit of $4,500 per fiscal year. Our undergraduate tuition per course is designed so that the tuition assistance paid by the service branches covers the cost of our courses for service members up to the annual maximum benefit. Military students who are eligible for the Veterans Administration’s GI Bill Entitlement Program may apply those funds to pay for tuition costs above the DoD limits through the GI Bill’s Top-Up feature. Most military veterans are also eligible to use their GI Bill entitlements in continuing their education after retirement or separation.

We believe that national security, homeland security, and public safety professionals also represent a large and growing market for online education. As with their military counterparts, these individuals have unique program requirements as well as unpredictable and demanding work schedules that often prevent them from attending traditional universities.

A number of our competitors have recently begun to expand their outreach and marketing efforts to the active-duty and reserve component military and veteran population. We believe this is related to a growing desire among for-profit institutions to seek new sources of revenue outside of Title IV programs, which is driven by concerns with a compliance obligation under the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” which prohibits proprietary institutions from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). We believe that for-profit schools are increasingly seeking to attract military students in order to comply with the 90/10 Rule, as currently DoD tuition assistance and veterans education benefits do not count towards the 90% limit.

There has been an increased focus in recent months over for-profit educational institutions from the Department of Education and the U.S. Congress. The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning and initiate a congressional investigation into for-profit institutions. In 2010, both the U.S. Senate and the U.S. House of Representatives held separate hearings related to for-profit postsecondary education institutions. In addition, the Government Accountability Office released a report in 2010 based on a three-month undercover investigation of recruiting practices at for-profit schools, concluding that employees at a non-random sample of 15 for-profit schools (which did not include American Public University System) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid.

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

Affordable Tuition  — Our tuition is generally consistent with less expensive in-state tuition at state universities and is established at a competitive rate whereby DoD tuition assistance programs fully cover the cost of undergraduate course tuition and over 75% of the cost of graduate course tuition. We have not increased our undergraduate tuition of $250 per credit hour since 2000 and have no current intention to do so.

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

Proprietary Information Systems and Processes  — Through our Partnership At a Distance, or PAD system, students may access our services online 24/7, such as admission, orientation, course registrations, tuition payments, book requests, grades, transcripts and degree progress, and various other inquiries. We also have created management tools based on the data from the PAD system that help us to improve continuously our academic quality, student support services and marketing efficiency. A key benefit to our proprietary systems and processes is that they allow us to manage the complexities involved in starting over 1,740 classes in over 920 unique courses monthly. We believe our proprietary systems and processes will support a much larger student body and provide us important competitive and cost advantages. We obtained patent protection on our PAD system in 2010.

Highly Scalable and Profitable Business Model  — We believe our exclusively online education model, our proprietary management information systems, our relatively low student acquisition costs, and our variable faculty cost model have enabled us to expand our operating margins.

Growth Strategies

We believe our growth in student enrollment and revenue has consistently been driven by high student satisfaction and referral rates, and by increasing acceptance of distance learning within our targeted markets. Between 2008 and 2009, we grew our revenue 39% from $107.1 million to $149.0 million. Our revenues increased by 33% to $198.2 million for the year ended December 31, 2010. As our revenue base grows, we expect our growth rate percentages to continue to decline. However, we expect actual dollar revenue growth to increase. We plan to grow our business by employing the following primary strategies:

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

Pursue and Expand Strategic Partnerships —  We believe that articulation agreements and partnerships with institutions of higher learning, corporations, professional associations, and other organizations are important to our enrollment growth and to expanding access to higher education.

Add New Degree Programs  — We plan to continue to expand our degree offerings to meet our students’ needs. In 2010, we received approval from The Higher Learning Commission to offer three new degree programs in Information Technology, Psychology and Nursing.

Accreditation

An institution must be licensed before it is allowed to teach students but generally cannot be accredited until it has active students and two years of successful, demonstrated performance. The accrediting body must observe the institution’s processes, policies and procedures, and assess its financial viability, among other factors. We maintain institutional accreditation with accrediting bodies recognized by the U.S. Department of Education. The Higher Learning Commission, a regional accrediting agency, initially granted us Candidacy status in February 2004. We received accreditation from The Higher Learning Commission in May 2006. We submitted a February 2009 Progress Report on undergraduate program reviews and assessment to The Higher Learning Commission, notwithstanding that we were not required to do so because of our participation in The Higher Learning Commission’s Academy for Assessment of Student Learning. The Higher Learning Commission has scheduled the next reaccreditation site visit on February 21, 2011. We received accreditation by the Accrediting Commission of the Distance Education and Training Council, a national accrediting agency, in 1995. DETC’s process provides for a reevaluation and affirmation of our accreditation every five years. We are slated for a reaccreditation review by DETC in late 2011.

Curriculum and Scheduling

We offer 79 degree and 65 certificate programs. We offer terms beginning on the first Monday of each month, with approximately 1,740 classes in over 920 unique courses starting each month in either eight- or sixteen-week formats. Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Programs	Number

Master of Arts	16
Master of Business Administration	1
Master of Education	3
Master of Public Administration	1
Master of Public Health	1
Master of Science	4
Bachelor of Arts	22
Bachelor of Business Administration	1
Bachelor of Science	11
Associate of Arts	12
Associate of Science	7

79
Certificates
Graduate	32
Undergraduate	33

TOTAL	144

At the graduate level, we offer degree programs in the following disciplines:

●	Master of Arts in:	●	Master of Business Administration
	· Criminal Justice	●	Master of Education in:
	· Emergency Management and Disaster Management		· Administration and Supervision
	· History		· Guidance Counseling
	· Homeland Security		· Teaching
	· Humanities	●	Master of Public Administration
	· Intelligence Studies	●	Master of Public Health
	· International Relations and Conflict Resolution	●	Master of Science in:
	· Legal Studies		· Environmental Policy and Management
	· Management		· Information Technology
	· Military History		· Space Studies
	· Military Studies		· Sports Management
· National Security Studies
· Political Science
· Psychology
· Security Management
· Transportation Management and Logistics

At the undergraduate level, we offer degree programs in the following disciplines:

●	Bachelor of Arts in:	●	Associate of Arts in:
	· Child and Family Development		· Accounting
	· Criminal Justice		· Business Administration
	· Emergency and Disaster Management		· Communication
	· English		· Counter-Terrorism Studies
	· General Studies		· Early Childhood Care and Education
	· History		· General Studies
	· Homeland Security		· History
	· Hospitality Management		· Hospitality
	· Intelligence Studies		· Management
	· International Relations		· Military History
	· Management		· Real Estate Studies
	· Marketing		· Weapons of Mass Destruction Preparedness
	· Middle Eastern Studies	●	Associate of Science in:
	· Military History		· Computer Applications
	· Military Management and Program Acquisition		· Database Application Development
	· Philosophy		· Explosive Ordnance Disposal
	· Political Science		· Fire Science
	· Psychology		· Paralegal Studies
	· Religion		· Public Health
	· Security Management		· Web Publishing
· Sociology
· Transportation and Logistics Management
●	Bachelor of Business Administration
●	Bachelor of Science in:
· Criminal Justice
· Environmental Studies
· Fire Science Management
· Information System Security
· Information Technology
· Information Technology Management
· Nursing
· Legal Studies
· Public Health
· Space Studies
· Sports and Health Sciences

Our certificate programs generally consist of a minimum of 18 semester hours of required courses focusing on a particular component of the broader degree program. Students may earn discrete certificates or in combination with work toward a degree program.

Lead Generation and Student Recruitment

We mainly focus on a relationship-based marketing strategy, striving to build long term, mutually beneficial relationships with organizations and individuals in the military and public service communities. We believe that people working in these fields tend to be tightly knit affinity groups, which greatly facilitates personal referrals from influential members as well as from current students and alumni to prospective students. We believe this approach enables us to achieve student acquisition costs that are substantially less than the industry average. We also supplement this approach with multi-faceted interactive marketing campaigns (organic search; pay-per-click and banner advertising; participation in online social communities) to help build brand awareness and drive inquiries. We have recently experienced increases in our student acquisition costs that we primarily attribute to our expansion in non-military markets. As we continue to grow in size and diversity, our student acquisition costs may continue to increase.

Admissions

Our universities welcome qualified individuals to apply for admission at any time through an online application process. We are an open enrollment institution, and qualifications for most of our undergraduate programs are a high school diploma or General Education Development certificate. Graduate applicants must hold a baccalaureate degree from an accredited U.S. institution or an equivalent foreign institution.

Prospective students apply directly online. Upon completing the online application and orientation, students are issued a student ID number and password and are provided information for submitting the necessary documentation to finalize their admission and apply for evaluation of credits that they would like to transfer. Students are also informed how to register for their initial course(s), arrange for tuition payment and navigate the online student environment. Prospective students who have questions during the admissions process may obtain assistance through our online resources and can contact the Admissions Department through our online resources or by telephone.

Tuition, Books and Fees

We believe that our ability to provide affordable programs is one of our competitive strengths. We have maintained our undergraduate tuition costs in line with public, in-state rates and within the DoD tuition ceilings. Undergraduate tuition is $250 per semester credit hour, or $750 per three-credit course. This is aligned with the DoD’s maximum tuition assistance levels per semester credit hour. Since 2000 we have not raised undergraduate tuition rates per semester credit hour and we anticipate no tuition increase for undergraduate students for the foreseeable future. If we were to implement a tuition increase or if the DoD were to lower the amount of tuition assistance per semester credit hour, military students eligible for the U.S. Department of Veterans Affairs’ GI Bills may apply that entitlement to cover the difference through the Top-Up program. A full 121-semester hour undergraduate degree may be earned for $30,250. Eligible undergraduate students receive their textbooks at no cost to them through our book grant program, which represents a potential average student savings over the course of a degree of approximately $4,500 when compared to four-year colleges according to The College Board Study, Annual Survey of Colleges report from 2009. Most students transfer in a significant amount of prior credit earned, which also reduces the cost and time of earning their degree.

Graduate tuition is currently $300 per semester hour, or $900 per three-semester credit hour course. For graduate courses beginning in June 2011, tuition will be increased to $325 per semester hour, or $975 per three-credit hour course. For military students, the service branch pays $750 of the tuition costs per three-semester credit hour course, and students have the option of paying the remainder out of pocket or applying their GI Bill entitlements to cover the cost above $750. At these tuition rates, including the planned tuition increase, students may earn a graduate degree for less than $12,000 in tuition costs.

Despite being an open enrollment institution, we do not charge an admission fee, nor do we charge fees for services such as registration, technology, course drops and similar events that trigger fees at many institutions. In addition, as a total distance learning institution, there are no resident fees, such as for parking, food service, student union and recreation. While we charge a fee for transfer credit evaluation for non-active duty military students, unlike transfer credit fees at many institutions, the fee is a one-time fee that does not increase as more credits are transferred.

In addition to military and veterans benefits, we offer a variety of federal and non-federal aid programs to assist students with their education costs. The federal student aid programs under Title IV constituted 23.9% of our net registrations in 2010, and we expect that the ability to participate in these programs is important to our growth. The following aid sources are available from military, federal, state, agency and local organizations to help students meet their education goals:

Military and Veterans Student Aid

●	Training Funds

●	Tuition Assistance

●	Veterans Administration Benefits (Montgomery GI Bill or Post 9/11 GI Bill)

Other Federal Student Aid, Including Title IV Programs

●	Federal Pell Grant

●	Federal Subsidized Stafford Loan

●	Federal Unsubsidized Stafford Loan

●	Federal PLUS Loan

●	Federal Graduate PLUS Loan

●	Academic Competitiveness Grant

●	National Science, Mathematics and Access to Retain Talent (SMART) Grant

●	Teacher Education Assistance for College and Higher Education (TEACH) Grant

Non-Federal Student Aid

●	Employer Voucher

●	Private Loans

●	Undergraduate Book Grant

Enrollment and Student Body

Our student body consists of over 83,700 students, and most of them hold full-time employment. Active students are defined as those who have completed a course in the past twelve months or are currently enrolled or registered for an upcoming course. We disenroll students who fail to register for and complete at least one course in a calendar year, although they may later reapply for re-admission and active status. Students on extended military deployments may apply for a Program Hold, which keeps them active until they return and are able to resume their studies.

Faculty

Our faculty consists of over 1,500 members with relevant teaching and practitioner experience. As of December 31, 2010, approximately 250 faculty members are designated as full-time, and more than 1,250 members are serving as adjunct faculty. A significant majority of our graduate faculty hold a doctorate in the relevant field, while virtually all undergraduate faculty have earned a graduate degree. Exceptions are granted for a limited number of faculty that may not meet the degree standards, but evidence significant experience and achievement in the subject area they teach.

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

Partnership At a Distance

We have established proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. Through PAD we try to create learning partnerships with our students and faculty that remove time and distance barriers. The PAD system serves as the backbone for all online student interaction, other than the electronic classroom, which is provided through a separate program that is integrated with the PAD system. We believe that the PAD system empowers students to control the path to achieving their educational goals by providing them with 24/7 access to resources without requiring intervention from staff. The PAD system also serves as a business workflow process designed to enable faculty and staff to make decisions for continuous process improvement based primarily on objective information and feedback from students. Through the PAD system we are also able to manage on an automated and cost-effective basis the complex administrative tasks resulting from offering monthly semester starts for over 1,740 classes in over 920 unique courses to our over 83,700 students taught by over 1,500 faculty members. We obtained patent protection on our PAD system in 2010.

Other Technology Systems and Management

We believe that we have established a functional, secure and reliable technology system to help us fulfill our mission. We continue to invest in technology systems and enhancements to support this system and our growth. Our IT infrastructure consists of two data centers, one at our headquarters in Charles Town, West Virginia, and one at a co-location facility in Virginia and another at a back up facility in Maryland. Our technology environment is managed internally. Student access is provided through redundant data carriers in both data centers.

Our online classroom has historically employed the web-based portal learning management system, Educator™, from Ucompass.com, Inc., for which we obtained a perpetual license with long-term support commitments in the first quarter of 2008. The Educator™ system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We currently rely on Ucompass for ongoing support and customization and integration of the Educator™ system with the rest of our technology infrastructure.

We have determined that it is in our long-term best interest to transition to a new online classroom that allows us to integrate additional technologies and resources, and in 2010 we began the transition process to a new online classroom based on the Sakai platform. Our online classroom is central to our operations, and the process of switching our provider is complicated and time consuming. This will include customization and integration of the new online classroom system with the rest of our technology infrastructure.

We have chosen the Sakai Collaboration and Learning Environment (CLE), an open-source Learning Management System, to replace Educator™ as the foundational software for our on-line classroom.  In 2010 we joined the reportedly more than 350 educational institutions around the world using Sakai CLE to support teaching, learning, research and collaboration. Our students and faculty have responded well to the new learning platform. The conversion to Sakai began in 2010 and proceeded on schedule as planned in 2010. As of January 7, 2011 all new Graduate course starts are in the Sakai CLE.

The Undergraduate course migration to the Sakai CLE is expected to begin in March 2011 and will be completed in the fall of 2011. As a part of this migration we plan to implement an integrated email communication solution that will allow students and faculty to communicate using the same method whether in Educator™ or Sakai CLE. This is anticipated to ease any confusion that may occur when classes are taken or taught in both online classrooms at the same time during our conversion. The new integrated email system is designed to allow students and faculty to communicate without having to sign into the classroom and will allow them to receive emails on smart phones and other portable communication devices.

In order to mitigate the risks of transition, we have developed education programs to teach Sakai to students and faculty, we are educating our IT and academic support staff, and we have worked to integrate it with our other IT systems. However, there are risks to any transition of this type, including the risk that we may underestimate the amount of time and capital that will be required to complete the transition of undergraduate classes to the Sakai CLE and that our management team could be distracted from focusing on other aspects of our business. Furthermore, the online classroom may not be well received by our current or future undergraduate students. Any of the foregoing problems could result in an adverse impact on our operations, damage to our reputation and limits on our ability to attract and retain students.

Competition

There are more than 4,000 U.S. colleges and universities serving traditional college age students and adult students. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. Within our primary military market, there are more than 1,000 institutions that serve military students and receive tuition assistance funds. Our primary competitors for military students are other institutions offering online bachelor’s and master’s degrees and traditional colleges and universities located near military installations. We believe that for-profit schools may increasingly be seeking to attract military students for various reasons, including because these schools may see it as helpful in their efforts to comply with the 90/10 Rule, as currently DoD tuition assistance and veterans education benefits do not count towards the 90% limit.  See “Regulation of Our Business—Regulation of Title IV Financial Aid Programs—The ‘90/10 Rule’” below for more information on the 90/10 Rule.

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

We have secured a trademark for the phrase “Educating Those Who Serve,” which is used in promotional materials and messaging, as well as the brand names American Public University System, American Military University, American Public University and American Community College, and we have applied for a trademark for the term Partnership At a Distance. We also own rights to more than 200 Internet domain names pertaining to APUS, AMU, APU and other unique descriptors. Our proprietary student information and service system, the PAD system, received a patent with the Patent and Trademark Office in February 2011.

Employees

In addition to our faculty of over 1,500 members, as of December 31, 2010, we had a professional staff of approximately 670 non-faculty employees administering our academic, technology, service and business operations. Most of our non-faculty employees work in either our headquarters in Charles Town, West Virginia, or in our administrative offices in Manassas, Virginia.

None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF AMERICAN PUBLIC EDUCATION, INC.

The table below shows information about our executive officers:

Name	Age	Position

Dr. Wallace E. Boston, Jr.	56	President, Chief Executive Officer and Director
Harry T. Wilkins	54	Executive Vice President, Chief Financial Officer
Carol S. Gilbert	52	Executive Vice President, Marketing
Dr. Frank B. McCluskey	61	Executive Vice President, Provost
Dr. Sharon van Wyk	51	Executive Vice President, Chief Operations Officer
Peter W. Gibbons	58	Senior Vice President, Chief Administrative Officer
W. Dale Young	61	Senior Vice President, Chief Information Officer

Dr. Wallace E. Boston, Jr., Ed.D joined us in September 2002 as Chief Financial Officer and, since June 2004 has served as President, Chief Executive Officer and a member of our board of directors. From August 2001 to April 2002, Dr. Boston served as Chief Financial Officer of Sun Healthcare Group. From July 1998 to May 2001, Dr. Boston served as Chief Operating Officer and later, President of NeighborCare Pharmacies. From February 1993 to May 1998, Dr. Boston served as VP-Finance and later, SVP of Acquisitions and Development of Manor Healthcare Corporation, now Manor Care, Inc. From November 1985 to December 1992, Dr. Boston served as Chief Financial Officer of Meridian Healthcare.

Harry T. Wilkins joined us in February 2007 as Executive Vice President and Chief Financial Officer. From December 2004 to February 2007, Mr. Wilkins served as a member of our board of directors and from January 2005 to February 2007 he served on the Board of Trustees of American Public University System. Since 2002, Mr. Wilkins has also served as a founding partner of Grandizio, Wilkins, Little & Matthews, LLP, a Baltimore-based CPA firm specializing in consulting for postsecondary education clients. From May 1992 to August 2001, Mr. Wilkins served as Chief Financial Officer of Strayer Education, Inc. From November 1984 to April 1992, Mr. Wilkins served as Director at Wooden & Benson, an accounting firm specializing in audits of education companies. From January 1979 to November 1984, Mr. Wilkins served as a senior consultant with Deloitte, Haskins and Sells, now Deloitte & Touche.

Dr. Sharon van Wyk, Ph.D. joined the Company in August 2009 as Executive Vice President, Chief Operations Officer. From March 2006 to April 2008, Dr. van Wyk served as Vice President of Process Excellence, Infrastructure & Online Customer Support at Intuit. From 2001 to 2006, Dr. van Wyk served as Vice President of Process Excellence and New Market Development for Genworth Financial.  From 1996 to 2001, Dr. van Wyk served as Manager, Global Risk Management and Six Sigma for GE Capital. From 1988 to 1996, Dr. van Wyk served as Associate Partner, Change Management for Accenture Consulting. Dr. van Wyk was an adjunct professor for the Executive MBA program at the University of Connecticut Business School and possesses several process improvement certifications including Master Black Belt and Six Sigma Instructor.

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

Frank B. McCluskey, Ph.D. joined the Company in April 2005 as Executive Vice President, Provost. From July 2001 to April 2005, Dr. McCluskey served as Director and Dean of Online Learning at Mercy College in Dobbs Ferry, New York. From September 2004 to December 2005, Dr. McCluskey served on the online learning accreditation teams for the State of New York. From May 1998 to December 2002, Dr. McCluskey served as a corporate trainer and organizational consultant for the American Management Association. From December 1988 to January 1999, Dr. McCluskey served as an adjunct professor at Marymount College and Western Connecticut State College. From January 1978 to April 2005, Dr. McCluskey served as a faculty member in the philosophy department at Mercy College and also held a post-doctoral fellowship in philosophy at Yale University. Dr. McCluskey intends to retire from his position as Executive Vice President and Provost in March 2010, and it is currently expected that Dr. McCluskey will serve as Scholar in Residence of Educational Theory at American Public University System after he steps down from his current position.

Peter W. Gibbons joined us in October 2002 as Vice President, Student Services and in January 2005 became Senior Vice President, Chief Operating Officer. In May 2007, Mr. Gibbon’s title was changed to Senior Vice President, Chief Administrative Officer. From June 2000 to October 2002, Mr. Gibbons served as Vice President, Human Resources for Sitel Corporation. Previously, from May 1975 to June 2000, Mr. Gibbons served as a field artillery officer in the United States Army and during his 25 years of service before retiring, Mr. Gibbons commanded soldiers in combat, held senior staff positions at the Department of Army level, and taught at the United States Military Academy for 3 years.

W. Dale Young joined us in September 2009 as interim Chief Information Officer, and in February 2010 became Senior Vice President, Chief Information Officer.  From March 2005 until September 2009 Mr. Young served as President of Decent LLC, a business and technology consulting company, during which time he provided consulting advice to us on a number of important information technology and management projects. From September 2003 to March 2005 Mr. Young served as Executive Vice President of Systems Alliance, Inc. a Maryland based web-content management software and consulting company. From January 1978 until his retirement in October 2002, Mr. Young held several staff and leadership assignments in the US and Korea with PricewaterhouseCoopers LLP, PW Consulting and PwC Consulting Korea.

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

REGULATION OF OUR BUSINESS

We are subject to extensive regulation by (1) state regulatory bodies, (2) accrediting agencies recognized by the U.S. Secretary of Education, and (3) the federal government through the U.S. Department of Education and under the Higher Education Act of 1965, as amended, or the Higher Education Act. In addition, we are regulated by the Department of Veterans Affairs and the Department of Defense. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition.

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

Our operations are also subject to regulation due to our participation in federal student financial aid programs under Title IV of the Higher Education Act, which we refer to in this annual report as Title IV programs. Title IV programs, which are administered by the Department of Education, include loans with below market interest rates that are made directly to students by the Department of Education. Title IV programs also include several grant programs for students with the greatest economic need as determined in accordance with the Higher Education Act and Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of Education, and be certified as an eligible institution by the Department of Education.

State Education Licensure

We are currently authorized to offer our programs by the West Virginia Higher Education Policy Commission, the regulatory agency governing postsecondary education in the State of West Virginia, where we are headquartered. We are also authorized to operate as an out-of-state institution by the State Council of Higher Education for Virginia. We are authorized in Virginia because we have administrative offices there, which requires state authorization under Virginia laws.

At present, we enroll students from each of the 50 states, as well as the District of Columbia. We have sought and received confirmation that our operations do not require state licensure or authorization or we have been notified that we are exempt from licensure or authorization requirements in 37 states. We are currently in the process of working with the New York State Board of Regents to formalize the appropriate level and form of our relationship with that agency in light of recent revisions to various state statutes and New York State Department of Education guidelines relating to distance education programs. The university and its representatives are licensed or authorized to operate or to conduct activities in the remaining 12 states and the District of Columbia (Alabama, Arkansas, Florida, Georgia, Idaho, Kansas, Massachusetts, Minnesota, New Mexico, Pennsylvania, Wisconsin and Wyoming). In some cases, the licensure or authorization is restricted to specific programs or activities.

The increasing popularity and use of the Internet and other online services for the delivery of education has led to the adoption of new laws and regulatory practices in the United States and foreign countries and to new interpretations of existing laws and regulations. For instance, in some states we are required to seek licensure or authorization because our recruiters meet with prospective students in the state. In other states, the state education agency requires licensure or authorization because, for example, we enroll students or employ faculty who reside in the state. We are currently subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, and may require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. We believe that under current law the only state authorization or licensure necessary for us to participate in the tuition assistance programs of the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission. Failure to comply with the requirements of the West Virginia Higher Education Policy Commission could result in our losing authorization from the West Virginia Higher Education Policy Commission, eligibility to participate in Title IV programs, or our ability to offer certain programs, any of which may force us to cease operations. Failure to comply with authorization or licensure requirements in other states could restrict our ability to recruit or enroll students in those states.

On October 29, 2010, the Department of Education published final regulations that address certain institutional eligibility issues, including state authorization. The final regulations, which generally take effect July 1, 2011, specify new rules regarding the type of state approvals that are acceptable for an institution to demonstrate that it is authorized by the state where it is located to offer educational programs beyond the secondary level. In addition, in order for an institution to be legally authorized under the final regulations, the relevant state must have a process to review and take appropriate action on complaints concerning postsecondary institutions. If the Department of Education determines that an institution does not have the required state authorization to provide an educational program beyond secondary education in the state in which the institution is physically located, the institution will be ineligible to participate in the Title IV programs. The final regulations also establish new rules related to distance and correspondence education. Under the new rules, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to the state’s jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering postsecondary distance education in that state. The institution must be able to document to the Department of Education, upon request, the state’s approval. If the Department of Education determines that an institution does not have the required state authorization to provide postsecondary distance education in a state, the institution could lose its ability to award Title IV funds to students in that state. The Department of Education has indicated that institutions that are unable to obtain appropriate state authorization by July 1, 2011 may request an extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension to July 1, 2013. At this time, we are evaluating our current authorizations in relation to the new state authorization requirements.

The new state authorization regulations may require certain states to adopt new laws or regulations to comply with the new state authorization requirements in order to enable institutions in those states to continue to participate in Title IV programs. The new rules related to distance education may lead some states to adopt new laws and regulatory practices affecting the delivery of distance education to students located in those states. For example, more states may require that online education institutions be licensed in their state despite having no physical location or other presence in that state or may increase requirements applicable to institutions already required to be licensed. In addition, changes in our business or changes in the nature or amount of our contact with or presence within a particular state could lead states that do not currently require us to be licensed or authorized to require such licensure or authorization in the future.

As part of our assessment of our compliance with the new state authorization requirements, we are evaluating whether the laws, rules and regulations of the State of West Virginia remain sufficient for purposes of an institution such as ours to be able to comply with the new state authorization rules or whether action is required by us or the State of West Virginia. If we are unable to comply with the new requirement by the July 1, 2011 deadline (or receive an extension), we would lose eligibility for the Title IV programs. In addition, as a result of the limited amount of time for states to evaluate and implement the Department of Education’s final state authorization rule or otherwise it is possible that West Virginia, or other states, could adopt standards that are detrimental to institutions such as ours.

In addition to the concerns expressed above, new laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Accreditation

We received institutional accreditation in 2006 from The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of Education. We are currently engaged in the reaccreditation process, which was scheduled in the normal course for the 2010-11 academic year. As part of this regularly scheduled evaluation process, we submitted a self-study in January 2011 and will undergo an on-site reaccreditation visit in February 2011.

In November 2008, The Higher Learning Commission conducted a focused visit for the purpose of considering an expansion of our mission to include liberal arts bachelors degrees. In December 2008, The Higher Learning Commission approved expansion of our mission to include liberal arts bachelors degrees. The Higher Learning Commission conducted a focused evaluation in February 2009 due to the August 2008 change in ownership under The Higher Learning Commission’s standards, and the site visitors identified no concerns related to the August 2008 change and our accreditation status.

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

The Higher Learning Commission is the same accrediting agency that accredits such universities as The University of Chicago, Northwestern University, West Virginia University, and other degree-granting public and private colleges and universities in its region (including Arkansas, Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, Oklahoma, New Mexico, South Dakota, West Virginia, Wisconsin and Wyoming).

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

 In November and December 2009, the Department of Education’s Office of the Inspector General, OIG, issued reports criticizing three accrediting agencies, including The Higher Learning Commission, for failing to define both program length and credit hours. OIG explained that such failure could result in inflated credit hours, improper designation of full-time student status, and over-awarding of Title IV funds. OIG, in an unusual action, recommended that the Department of Education consider limiting, suspending, or terminating The Higher Learning Commission’s recognition as an accrediting agency for purposes of determining institutional eligibility to participate in Title IV programs. In response, Department of Education staff conducted a special review of The Higher Learning Commission. According to a staff report submitted to the National Advisory Committee on Institutional Quality and Integrity, NACIQI (the panel charged with advising the Department of Education on whether to recognize accrediting agencies for federal purposes, including Title IV purposes), as a result of the special review, the Department of Education required The Higher Learning Commission to develop a corrective action plan that, among other things, required modification of its substantive change policies and implementation of specific procedures to address changes in ownership. In August 2010, The Higher Learning Commission submitted its response to the Department of Education’s special review.

In December 2010, NACIQI reviewed The Higher Learning Commission’s status as a recognized accrediting agency based on the August 2010 response to the special review and a December 2008 interim report, the latter of which responded to a NACIQI review (unrelated to the OIG report) that occurred in 2007. NACIQI voted to continue The Higher Learning Commission’s recognition as an accrediting agency but also ordered the agency to submit an additional compliance report in one year. As explained elsewhere in this annual report, on October 29, 2010, the Department of Education published final regulations that, in part, seek to address OIG’s concerns regarding measurement of credit hours. If HLC were to lose its ability to serve as an accrediting agency for Title IV programs, we may lose our ability to participate in Title IV programs.

As stated above, we also are accredited by DETC, which is a national accrediting agency recognized by the Secretary of Education for purposes of eligibility to participate in Title IV programs and other federal programs, such as tuition assistance programs of the United States Armed Forces. However, we believe many prospective students, employers, state licensing authorities and higher education organizations may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and loss of our regional accreditation would reduce the marketability of the American Public University System even if we were to maintain our national accreditation.

We also believe that regional accreditation has been important in our outreach to military personnel, who we believe are often counseled that regional accreditation is an important consideration when selecting a postsecondary institution.  Similarly, obtaining regional accreditation has allowed us to reach additional service members by joining portions of the Servicemember Opportunity Colleges Degree Network System, a Department of Defense, or DoD, program that promotes its member institutions to military professionals and that was previously closed to us.

Nature of Federal, State and Private Financial Support for Postsecondary Education

Our students finance their education through a combination of individual resources, tuition assistance programs of the United States Armed Forces and DoD, education benefits of the Department of Veterans Affairs, private loans, corporate reimbursement programs, and Title IV programs. Participation in these programs adds to the regulation of our operations.

Tuition Assistance.  Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the DoD. Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary institutions that are accredited by accrediting agencies that are recognized by the Secretary of Education. For our undergraduate programs we have established tuition rates per semester credit hour that can be 100% covered by DoD tuition assistance funds to undergraduate military students to attend our institution provided that the student does not exceed the annual limits on the amount a service member can receive in the form of DoD tuition assistance. Each branch of the armed forces has established its own rules for the tuition assistance programs of DoD. Pursuant to these rules, in order for a service member to use his or her tuition assistance funds at American Public University System, we need to maintain our state licensure and either our regional or national accreditation and the service member must maintain satisfactory academic progress and must also progress in a timely manner toward completion of his or her degree.

To the extent that tuition assistance programs do not cover the full cost of tuition for service members, service members may also use their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, the Post-9/11 GI Bill, administered by the U.S. Department of Veterans Affairs, or VA, through the GI Bills’ Top-Up feature. If we lost our eligibility to receive tuition assistance from the United States Armed Forces, or if the amount of tuition assistance per service member is reduced, military service members would need to seek alternative funds. While they may be able to use their education benefits under the Montgomery GI Bill or Post-9/11 GI Bill in lieu of DoD tuition assistance funds, we believer that option would not be attractive to these students. As a result, the inability to participate in DoD tuition assistance programs, and any reduction in the funding for DoD tuition assistance programs, could have a material adverse effect on our operations.

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at proprietary institutions. In August 2010, DoD issued proposed regulations that would increase oversight of educational programs offered to active duty servicemembers. The proposed rules would require all institutions to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU would require an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program, or MVER. MVER would extend DoD’s existing Military Installation Voluntary Educational Review (under which DoD contracts with the American Council on Education to examine the quality of educational programs offered to servicemembers on military installations) to institutions offering instruction to servicemembers through distance education.

In September 2010, the U.S. House of Representatives Armed Services Committee’s Subcommittee on Oversight and Investigations held a hearing entitled “A Question of Quality and Value: Department of Defense Oversight of Tuition Assistance Used for Distance Learning and For-Profit Colleges.” Both DoD officials and Subcommittee members expressed concern about DoD’s oversight of distance education programs, especially those offered by proprietary institutions. Similarly, in December 2010, the Senate Health Education Labor & Pensions Committee, or HELP Committee, released a report entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits,” which raised questions about the growing share of DoD tuition assistance and Post-9/11 Veterans Educational Assistance Act of 2008 benefits received by proprietary institutions. The HELP Committee has indicated that it plans to hold another hearing in the near future, but the topic of that hearing has not been announced.

At this time, we cannot predict the extent to which, or whether, the congressional hearings and report will affect DoD’s current rulemaking or result in legislation or other regulations that would limit or condition the participation of proprietary institutions or distance education programs in DoD tuition assistance programs.

Title IV Programs.  The federal government provides a substantial part of its support for postsecondary education through Title IV programs, in the form of grants and loans to students who can use those funds at any institution that has been certified by the Department of Education to participate in Title IV programs. Aid under Title IV programs is primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV program funds must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students.

We were first certified to participate in Title IV programs in September 2006. The Department of Education has approved us to participate in the following Title IV programs (described below): (1) the Federal Family Education Loan Program (the “FFEL” program), (2) William D. Ford Federal Direct Loan Program (the “Direct Loan Program”), (3) the Federal Pell Grant program (the “Pell” program), (4) campus-based programs, and (5) Teacher Education Assistance for College and Higher Education (TEACH) Grant Program.

(1)  FFEL Program.   On March 30, 2010, President Obama signed the Healthcare and Education Affordability Reconciliation Act of 2010. The legislation, which is known for its overhaul of the healthcare system, eliminated the FFEL Program. Under the FFEL Program, banks and other lending institutions made loans to students and parents of dependent students. As of July 1, 2010, those lending institutions are no longer able to act as lenders of federal student loans, and no new loans can be originated through the FFEL Program. The FFEL Program includes the Federal Stafford Loan Program, the Federal PLUS Program (which beginning on July 1, 2006, provided for making loans to graduate and professional students as well as parents of dependent undergraduate students), and the Federal Consolidation Loan Program. If a student defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan. As of December 31, 2009, we ceased to participate actively in the FFEL Program.

(2)  Direct Loan Program.  Under the Direct Loan Program, the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions. The Direct Loan Program includes the Direct Subsidized Loan, the Direct Unsubsidized Loan, the Direct PLUS Loan (including loans to graduate and professional students), and the Direct Consolidation Loan. The terms and conditions of the Direct Subsidized Loan, the Direct Unsubsidized Loan, the Direct PLUS Loan, and the Direct Consolidation Loan are generally comparable to those of the Federal Stafford Subsidized Loan, the Federal Stafford Unsubsidized Loan, the Federal PLUS Loan, and the Federal Consolidation Loan, respectively. As of June 1, 2009, APUS has originated all new loans for students and their parents through the Direct Loan Program.

(3)  Federal Grant Programs.   Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors. An institution that is certified for Pell Grant purposes is considered to be certified for the Academic Competitiveness Grant (ACG Grant) Program and National Science and Mathematics Access to Retain Talent Grant (SMART Grant) Program, if it has at least one academic program that is ACG Grant/SMART Grant-eligible.  ACG Grants and SMART Grants are available to our students who are eligible for Pell Grants and meet certain other requirements. Congressional authorization for the ACG Grant Program and SMART Grant Program is scheduled to expire as of July 1, 2011.

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

Additional Sources of Financial Support.  In addition to the programs stated above, eligible students may participate in several other financial aid programs or receive support from other governmental and private sources. For example, some of our students who are veterans use their benefits under the GI Bills to cover their tuition. Certain of our students are also eligible to receive funds from other education assistance programs administered by the Department of Veterans Affairs. Pursuant to federal law providing benefits for veterans and reservists, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in Virginia and West Virginia. We offer institutional financial aid to eligible students. In certain circumstances, our students may access alternative loan programs. Alternative loans are intended to cover the difference between what the student receives from all financial aid sources and the full cost of the student’s education. Students can apply to a number of different lenders for this funding at current market interest rates. Finally, some of our students finance their own education or receive full or partial tuition reimbursement from their employers.

The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard. Under the Post-9/11 GI Bill, eligible veterans may receive benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran is enrolled. In addition, veterans who are enrolled in classroom-based programs or “blended programs” (programs that combine classroom learning and distance learning) may receive monthly housing stipends, while veterans enrolled in wholly distance-based programs are not entitled to a monthly housing stipend. Veterans may also receive up to $1,000 per academic year for books and other education costs. The provisions regarding benefits for post-9/11 veterans took effect August 1, 2009. The Post-9/11 GI Bill also increased the amount of education benefits available to eligible veterans under pre-existing law, namely the Montgomery GI Bill. The legislation also authorized expansion of service members’ ability to transfer veterans’ education benefits to family members.

On January 4, 2011, President Obama signed the Post-9/11 Veterans Educational Assistance Improvements Act of 2010, or Improvements Act, which amends the Post-9/11 GI Bill in several pertinent respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance) rather than the charges established by the institution, and it replaces the state-dependent benefit cap with a single national cap of $17,500. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis will be eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most Improvements Act changes will take effect on August 1 or October 1, 2011.

As discussed above, in recent months, Congress has shown increased concern about the proportion of Post-9/11 GI Bill benefits received by proprietary institutions. The December 2010 HELP Committee report examining the growing share of DoD tuition assistance and Post-9/11 GI Bill benefits directed to proprietary institutions questioned whether those proprietary institutions are producing adequate student outcomes. The report also listed by name 30 proprietary institutions, including American Public University System, along with the amount of DoD tuition assistance and Post-9/11 GI Bill benefits received by each institution. At this time, we cannot predict the extent to which, or whether, such Congressional concern could result in legislation or other regulations that would limit or condition veterans’ use of Post-9/11 GI Bill benefits at proprietary institutions.

Regulation of Title IV Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, West Virginia) and maintain institutional accreditation by a recognized accrediting agency. In May 2008, we were fully recertified to participate in Title IV programs after having completed an initial period of participation during which we were provisionally certified. In August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. In connection with this review, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010. On July 2, 2010, we received a letter from the Department of Education notifying us that we are fully recertified to participate in Title IV programs through December 31, 2014, and that we are no longer provisionally certified. See “Eligibility and Certification Procedure” and “Regulatory Actions and Restrictions on Operations” below for more information.

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning and initiate a congressional investigation into for-profit institutions. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because Congress and the Department of Education recently enacted legislation and regulations that impose new obligations on institutions, the Department has proposed additional new regulations expected to be finalized in 2011, and the Department periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances. See “Recent Congressional Action,” “Recent Regulatory Changes,” and “Pending Regulatory Changes” below for more information.

Significant factors relating to Title IV programs that could adversely affect us include the following:

Recent Congressional Action.  As explained below, in recent years, Congress has enacted a number of substantial changes to Title IV programs, both in terms of the structure of the programs themselves and the requirements imposed upon institutions participating in those programs. Congress has also initiated an examination of the for-profit postsecondary education sector that could result in legislation or additional regulations that could materially affect our business. In addition, on an annual basis, Congress makes budgetary and appropriations decisions that could materially affect our business.

Congress reauthorizes the Higher Education Act approximately every five to six years. On August 14, 2008, the Higher Education Opportunity Act or HEOA, the most recent reauthorization of the Higher Education Act, was enacted. HEOA provisions are effective upon enactment, unless otherwise specified in the law. Selected HEOA provisions are described in relevant parts of this annual report. HEOA includes numerous new and revised requirements for higher education institutions and thus increases substantially regulatory burdens imposed on such institutions under the Higher Education Act.

During 2009, the Department of Education developed regulations to implement HEOA’s changes to Title IV of the Higher Education Act. The Department of Education published final regulations in October 2009. Those regulations took effect July 1, 2010. If our efforts to comply with HEOA’s provisions are inconsistent with how the Department of Education interprets those provisions, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds.

On March 30, 2010, President Obama signed the Healthcare and Education Affordability Reconciliation Act of 2010, or Reconciliation Act. The Reconciliation Act, which is widely known for its overhaul of the healthcare system, amended the Higher Education Act to eliminate the FFEL Program. As of July 1, 2010, private banks could no longer act as lenders of federal student loans, and no new Stafford, PLUS, or consolidation loans could be disbursed through the FFEL Program. Instead, institutions were required to transition to the Direct Loan Program by July 1, 2010 in order to continue to participate in the major federal loan programs. This deadline did not affect American Public University System, as we had ceased to actively participate in the Direct Loan Program as of December 31, 2009.

We cannot predict with certainty whether or when Congress might act to amend further the Higher Education Act. The elimination of additional Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institution.

Beginning in June 2010, the Senate HELP Committee held a series of hearings related to for-profit postsecondary education institutions. Also in June, the House Education and Labor Committee held a hearing to examine accreditors’ standards and procedures pertinent to higher education institutions’ policies on credit hours and program length, including those of The Higher Learning Commission. During each of the hearings, some committee members raised concerns about the growing proportion of federal student financial aid going to for-profit schools. On June 21, the chairmen of the House and Senate education committees, along with other members of Congress, asked the Government Accountability Office to review various aspects of the for profit education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which for-profit schools’ revenue is comprised of Title IV and other federal funding sources. On August 4, 2010, the Government Accountability Office released a report based on a three-month undercover investigation of recruiting practices at for-profit schools. The report concluded that employees at a non-random sample of 15 for-profit schools (which did not include American Public University System) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On November 30, 2010, the Government Accountability Office issued a revised version of that report that corrected or further explained a number of the instances of allegedly deceptive conduct. The Government Accountability Office reported that the revisions were made because additional information came to light and explained that the revisions do not alter any of its findings or the overall message of the report.

On August 5, 2010, we were among 30 for-profit schools to receive a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to for-profit postsecondary education institutions whose students receive federal student financial aid. The document request sought information on loan default rates; institutional spending; program costs; student outcomes, such as completion and placement rates; and recruiting practices, such as use of third-party lead generators. During a September 30, 2010, HELP Committee hearing, Senator Harkin released a report entitled “The Return on Federal Investment in For-Profit Education: Debt Without a Diploma.” The report, which was based in part on the analysis of documents received from some of the for-profit schools but did not identify any specific institutions, focused on for-profit schools’ increasing profits, the growing proportion of federal funds flowing to for-profit schools, and the high debt levels amassed by some for-profit school students.

We incurred significant legal and other costs in responding to the congressional inquiry. We cannot predict the extent to which, or whether, Congress’s examination could lead to new legislation or Department of Education regulations that would limit or condition participation of for-profit schools in Title IV programs.

In addition, on an annual basis, Congress reviews and determines appropriations for Title IV programs through the budget and appropriations process. A reduction in federal funding levels of such programs could reduce the ability of certain students to finance their education. These changes, in turn, could lead to lower enrollments, require us to increase our reliance upon alternative sources of student financial aid and impact our growth plans. The loss of or a significant reduction in Title IV program funds available to our students could reduce our enrollment and revenue and possibly have a material adverse effect on our business and plans for growth. In addition, the legislation and implementing regulations applicable to our operations have been subject to frequent revisions, many of which have increased the level of scrutiny to which for-profit postsecondary education institutions are subjected and have raised applicable standards. If we were not to continue to comply with legislation and implementing regulations applicable to our operations, such noncompliance might impair our ability to participate in Title IV programs, offer educational programs or continue to operate. Certain of the statutory and regulatory requirements applicable to us are described below.

Recent Regulatory Changes.  In 2009-2010, the Department of Education conducted negotiated rulemaking to develop regulations to address matters related to the integrity of Title IV programs. Negotiated rulemaking is a process required by the Higher Education Act to allow affected constituencies to share with the Department of Education their views on regulatory issues before the Department issues proposed regulations. The negotiated rulemaking addressed, among other topics, institutional eligibility issues (such as state authorization for postsecondary education institutions), definitional issues (such as the definition of “gainful employment in a recognized occupation” and “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (such as incentive payments and misrepresentation). The negotiated rulemaking committee failed to reach consensus on the entire regulatory package that was the subject of negotiation.  Accordingly, the Department of Education was not required to use any language that was developed during negotiations, including language on which the negotiators reached tentative agreement.

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking, NPRM, in respect of many of the issues subject to the negotiated rulemaking process, other than the metrics for determining compliance with the gainful employment requirement.  On July 26, 2010, the Department of Education issued an NPRM in respect of the gainful employment requirement.

On October 29, 2010, the Department of Education issued final regulations for the regulations proposed in the June 18 NPRM, as well as final regulations to establish a process under which an institution applies for approval to offer an educational program that leads to gainful employment in a recognized occupation.  The final regulations are generally effective July 1, 2011. Prior to that effective date, the Department is expected to publish one or more guidance letters and other notices that will provide additional information on the Department’s interpretation of some of the final regulations’ new provisions. The Department of Education must publish final regulations defining “gainful employment” before November 1, 2011 for the Department to meet its stated goal of having those regulations take effect on July 1, 2012.

If our efforts to comply with the new and impending provisions are inconsistent with how the Department of Education interprets those provisions, either due to insufficient time to implement the necessary changes, uncertainty about the meaning of the rules or otherwise, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. However, we cannot predict with certainty the effect the new and impending regulatory provisions will have on our business.

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

On October 2, 2008, we received a letter from the Department of Education approving our August 2008 deemed change in ownership and control and granting us provisional certification until September 30, 2010. On July 2, 2010, we received a letter from the Department of Education notifying us that we are fully recertified to participate in Title IV programs through December 31, 2014, and that we are no longer provisionally certified. See “Regulatory Actions and Restrictions on Operations” for more information.

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

Under the final regulations published on October 29, 2010, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to legally offer postsecondary distance education in that state. In addition, states must have a process to review and take appropriate action on complaints concerning postsecondary institutions. These new rules are effective July 1, 2011. If we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students within that state.

Administrative Capability.   Current Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

●	comply with all applicable Title IV program regulations;

●	have capable and sufficient personnel to administer Title IV programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	not have cohort default rates above specified levels;

●	have various procedures in place for safeguarding federal funds;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide financial aid counseling to its students;

●
refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

●	submit in a timely manner all reports and financial statements required by the regulations;

●
report annually to the Secretary of Education on any reasonable reimbursements paid or provided by a private education lender or group of lenders to any employee who is employed in the institution’s financial aid office or who otherwise has responsibilities with respect to education loans; and

●	not otherwise appear to lack administrative capability.

The Department of Education’s final regulations published on October 29, 2010 amend the Department’s administrative capability standards in two respects. First, the final rules make a number of changes related to defining and measuring the satisfactory academic progress of students. Among other changes, the new rules require that an institution must evaluate satisfactory academic progress (1) at the end of each payment period if the length of the educational program is one academic year or less or (2) for all other educational programs, at the end of each payment period or at least annually to correspond to the end of a payment period. Second, the new regulations add an administrative capability standard related to the existing requirement that students must have a high school diploma or its recognized equivalent in order to be eligible for Title IV aid. Under the new administrative capability standard, institutions must develop and follow procedures for evaluating the validity of a student’s high school diploma if the institution or the Secretary of Education has reason to believe that the student’s diploma is not valid.

If an institution fails to satisfy any administrative capability criteria or any other Department of Education regulation, the Department of Education may:

●	require the repayment of Title IV funds;

●	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

●	place the institution on provisional certification status; or

●	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

If we are found not to have satisfied the Department of Education’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV program funding.

Third-Party Servicers.   Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. We contract with the third-party servicer Global Financial Aid Services, Inc., which performs activities related to our participation in Title IV programs. If Global Financial Aid Services does not comply with applicable statute and regulations including the Higher Education Act, we may be liable for their actions and we could lose our eligibility to participate in Title IV programs.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards. Generally, the standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations and remain current on its debt payments. The financial responsibility standards include a complex formula that uses line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution. At the request of the Department of Education, we supply our consolidated financial statements to the Department of Education for purposes of calculating the composite score. We have applied the financial responsibility standards to our consolidated financial statements as of and for the year ended December 31, 2010, and calculated a composite score of 3.0 out of a maximum score of 3.0. We therefore believe that we meet the Department of Education’s composite score standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we may be able to establish financial responsibility on an alternative basis by, among other things:

●	posting a letter of credit in an amount equal to at least 50% of the total Title IV program funds received by us during our most recently completed fiscal year;

●
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

●
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

Title IV Return of Funds.   Under the Department of Education’s return of funds regulations, when a student withdraws, an institution must return unearned funds to the Department of Education in a timely manner. An institution must first determine the amount of Title IV program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The Department of Education’s final regulations published on October 29, 2010 establish several new rules for determining when a student is considered withdrawn. Under the final regulations, an institution generally must treat a student in a module (defined as a course or courses that do not span the entire length of the payment period or enrollment period) as withdrawn if the student does not complete all the instructional time that the student was scheduled to complete prior to withdrawing. We offer term-based modules and therefore must comply with the new rule. In addition, in certain circumstances, we use a student’s last day of attendance at an academically-related activity as the student’s withdrawal date for return to Title IV purposes. Under the final regulations, institutions that use the last day of attendance at an academically-related activity must determine the relevant date based on official attendance records. For online classes, “academic attendance” means engaging in an academically-related activity, such as participating in class through an online discussion or initiating contact with a faculty member to ask a question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements.

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

The “90/10 Rule.”   A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes us. As discussed above, under the Higher Education Act, a proprietary institution is prohibited from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). Prior to the adoption of HEOA, an institution that violated the rule became ineligible to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which its Title IV revenue exceeded 90% of its revenues, and it was unable to apply to regain its eligibility until the next fiscal year.

HEOA changed the 90/10 Rule from an eligibility requirement to a compliance obligation that is part of an institution’s program participation agreement with the Department of Education. Accordingly, HEOA generally lessens the severity of noncompliance with the 90/10 Rule, although repeated noncompliance will result in loss of eligibility to participate in Title IV programs. Under the terms of HEOA, a proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. HEOA requires the Secretary of Education to disclose on its website any proprietary institution of higher education that fails to meet the 90/10 requirement and to report annually to Congress the relevant ratios for each proprietary institution of higher education. HEOA generally codifies the formula for 90/10 Rule calculations as set forth in preceding Department of Education regulations, but also expands on the Department of Education’s formula in certain respects, including by broadening the categories of funds that may be counted as non-Title IV revenue for 90/10 Rule purposes. HEOA’s changes to the 90/10 Rule took effect upon enactment, which occurred on August 14, 2008.

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

Using the formula in effect prior to enactment of HEOA, we derived approximately 19% of our cash-basis revenues from eligible programs in 2008 compared to 14% in 2007 and 1% in 2006. Using the HEOA formula, we derived approximately 19% of our cash-basis revenues from Title IV program funds in 2009. Our financial aid compliance auditors will recompute our 90/10 Rule percentage for 2010 when they perform our annual compliance audit.

In addition, certain members of Congress have stated that Congress should revise the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit. Specifically, members of Congress raised this idea both in the September 2010 hearing before the House Armed Services Committee’s Subcommittee on Oversight and Investigations reviewing DoD’s oversight of distance education and for-profit institutions and in the December 2010 HELP Committee report examining the growing share of DoD tuition assistance and Post-9/11 GI Bill benefits flowing to for-profit institutions. Because we receive a substantial portion of our revenues from DoD tuition assistance and veterans educational benefits, such a change would significantly increase our risk of violating the 90/10 Rule. We cannot predict the likelihood that Congress will amend the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit.

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

The three most recent federal fiscal years for which FFEL/Direct Loan cohort defaults rates have been officially calculated are federal fiscal years 2006, 2007, and 2008. Because we began only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate for federal fiscal year 2006. Our FFEL/Direct Loan cohort default rate for federal fiscal year 2008 and 2007, respectively is 5.2% and 0.0%. In addition, because the number of students entering repayment is expected to remain relatively low over the next several years, defaults by a few students could cause a relatively large increase in our cohort default rates.

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

●
An institution whose cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available will be ineligible to participate in the FFEL Program, Direct Loan Program, and Federal Pell Grant Program.

●
If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan.

●
An institution whose cohort default rate exceeds 30% for two consecutive years will be required to review, revise and resubmit its default improvement plan, and the Department of Education may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

●
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

The Department of Education has issued final regulations to implement the HEOA provisions on cohort default rates and other student loan matters. Those regulations became effective July 1, 2010. The final regulations provide that the Department of Education will issue two cohort default rates -- a rate calculated in accordance with pre-HEOA methodology (two-year rate) and a rate calculated in accordance with HEOA methodology (three-year rate) -- for fiscal years 2009 through 2011.  The final regulations also indicate that the Department of Education will rely on the two-year rate and related thresholds to determine institutional eligibility until 2014, when the Department of Education issues official three-year rates for the federal fiscal year 2011 cohort.

In December 2009 the Department of Education sent to institutions unofficial, “trial” cohort default rates showing institutions’ cohort default rates for federal fiscal years 2005, 2006, and 2007 as they would be calculated under the HEOA methodology. Three-year cohort default rates were generally expected to be higher than two-year cohort default rates, because of both the longer repayment history and current economic conditions. Our “trial” three-year cohort default rates are 0.0%, 0.0%, and 3.3% for federal fiscal years 2005, 2006, and 2007, respectively.  In February 2011, the Department of Education published “trial” three-year cohort default rates for fiscal year 2008.  Our “trial” cohort default rate for federal fiscal year 2008 is 11.46%.

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

In 2002, the Department of Education promulgated 12 “safe harbors” setting forth certain permissible activities and arrangements under the incentive payment regulation. The final regulations published on October 29, 2010 abolished the 12 safe harbors and modified the regulation to codify a stricter reading of the incentive payment provision. The final rule is effective July 1, 2011.  Certain ambiguities in the final rule and the Department of Education’s accompanying statements create uncertainty as to how the revised rule will be interpreted and enforced by the Department of Education.

We believe that our current employee compensation and third-party contractual arrangements comply with the incentive payment provisions of the Higher Education Act and Department of Education regulations currently in effect, although there can be no assurance that the Department of Education would not find deficiencies in our current or former contractual arrangements. We are in the process of reviewing such employee compensation and third-party contractual arrangements to ensure that they are in compliance with the revised incentive payment rule by July 1, 2011. However, especially in light of the uncertainties surrounding the revised rule and the lack of guidance to date from the Department of Education, we can make no assurances that the Department would not find deficiencies in our future employee compensation plans and contractual arrangements.

In October 2010, the Government Accountability Office released a report entitled “Higher Education: Stronger Federal Oversight Needed to Enforce Ban on Incentive Payments to School Recruiters” finding that the Department of Education has inadequately enforced the current ban on incentive payments. In response, the Department has undertaken to increase its enforcement efforts by, among other approaches, strengthening procedures provided to auditors reviewing institutions for compliance with the incentive payments ban and updating its internal compliance guidance in light of the Government Accountability Office findings and the revised incentive payment rule that will take effect July 1, 2011.

Code of Conduct Related to Student Loans.   HEOA adds a new requirement, as part of an institution’s program participation agreement with the Department of Education, that institutions that participate in Title IV programs adopt a code of conduct pertinent to student loans. For financial aid office or other employees who have responsibility related to education loans, the code must forbid, with limited exceptions, gifts, consulting arrangements with lenders, and advisory board compensation other than reasonable expense reimbursement. The code also must ban revenue-sharing arrangements, “opportunity pools” that lenders offer in exchange for certain promises and staffing assistance from lenders. The institution must post the code prominently on its website and ensure that its officers, employees, and agents who have financial aid responsibilities are informed annually of the code’s provisions. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions. Failure to comply with the code of conduct provision could result in termination of our participation in Title IV programs, limitations on participation in Title IV programs, or financial penalties.

Misrepresentation.  The Higher Education Act and current regulations authorize the Department of Education to take action against an institution that participates in Title IV programs for any “substantial misrepresentation” made by that institution regarding the nature of its educational program, its financial charges, or the employability of its graduates. Effective July 1, 2011, the final regulations published on October 29, 2010 expand the definition of “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas and expands the parties to whom a substantial misrepresentation cannot be made. The regulations also augment the actions the Department of Education may take if it determines that an institution has engaged in substantial misrepresentation. Under the final regulations, the Department of Education may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in Title IV programs, or initiate proceedings to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV programs.

Credit Hours.  The Higher Education Act and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid an institution may disburse during a payment period. Recently, both Congress and the Department of Education have increased their focus on institutions’ policies for awarding credit hours. As discussed above, in June 2010, a House Education and Labor Committee hearing examined accrediting agencies’ standards for assessing institutions’ credit hour policies. The final regulations published on October 29, 2010 define the previously undefined term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. The regulations also require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education.

As of July 1, 2011, if the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department could require the institution to repay the incorrectly awarded amounts of Title IV aid. In addition, if the Department determines that an institution has significantly overstated the amount of credit hours assigned to a program, the Department may fine the institution, or limit, suspend, or terminate its participation in the Title IV programs.

College Affordability and Transparency Lists.   Under HEOA, beginning July 1, 2011, the Department of Education will publish on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its web site. The Department of Education also will post lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted. We cannot predict with certainty the effect such lists will have on our operations.

Compliance Reviews.   We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, OIG, state licensing agencies, agencies that guarantee FFEL program loans, the Department of Veterans Affairs and accrediting agencies. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act and Department of Education regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the Department of Education. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with Department of Education regulations. In August 2010, the Secretary of Education sent a letter to several members of the Senate HELP Committee responding to the findings of the Government Accountability Office’s undercover investigation. The Secretary explained that the Department of Education plans to strengthen its oversight of Title IV programs through, among other approaches, increasing the number of program reviews by 50%, from 200 conducted in 2010 up to 300 reviews in 2011.

On February 8, 2011, APUS received notice that, beginning February 28, 2011, the U.S. Department of Education will conduct a program review of the University’s participation in Title IV programs.

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

The Higher Education Act and Department of Education regulations require a proprietary institution of higher education to have been in existence for at least two years in order to be eligible to participate in Title IV programs. An institution subject to the two-year rule may not award Title IV funds to a student in a program that is not included in the institution’s approval documents. During the institution’s initial period of participation in Title IV programs, the Department of Education will not approve additional programs that would expand the scope of the institution’s eligibility.

In addition, when an institution is certified for the first time, its certification is provisional until the Department of Education has reviewed a compliance audit that covers a complete fiscal year of Title IV program participation and has decided to certify fully the institution. In the first quarter of 2008, we timely filed a recertification application because our initial period of certification was scheduled to end on June 30, 2008. As part of that recertification process, the Department of Education fully certified us and it no longer considers us to be in our initial period of certification. However, in August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. On October 2, 2008 the Department of Education approved our change in ownership application and granted us provisional certification for a two-year period ending September 30, 2010. During that period, our program participation agreement provided that, as a provisionally certified institution, we had to apply for and receive approval by the Secretary of Education for any substantial change. Under our program participation agreement, substantial changes included but were not limited to establishment of additional locations, an increase in the level of academic offering, and addition of any non-degree or short-term training program. The Department of Education advised us that an institution that is provisionally certified based on a change in ownership and control that resulted from a reduction of ownership interest is able to add new degree programs under the same conditions that apply to a fully certified institution. On July 2, 2010, we received a letter from the Department of Education notifying us that we are fully recertified to participate in Title IV programs through December 31, 2014, and that we are no longer provisionally certified.

Generally, under current regulations, if an institution that is not subject to the two-year rule or is not in its initial period of certification adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a fully certified degree-granting institution is not obligated to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at the same degree level(s) previously approved by the Department of Education. Similarly, a fully certified institution is not required to obtain advance approval for new programs that both prepare students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. However, the Department of Education, as a condition of certification to participate in Title IV programs, can require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that is required to obtain the Department of Education’s express approval for the addition of a new program fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution may be liable for repayment of Title IV program funds received by the institution or students in connection with that program.

The final regulations published on October 29, 2010 establish a new process under which an institution must apply for approval to offer a program that, under the Higher Education Act, prepares students for “gainful employment in a recognized occupation” in order to be eligible for Title IV funds. Effective July 1, 2011, an institution must notify the Department of Education at least 90 days before the first day of classes when it intends to add a program that prepares students for gainful employment. The institution may proceed to offer the program, unless the Department alerts the institution that approval is required because the Department has identified concerns about the institution’s financial responsibility or capacity, the institution’s process or decision to add the new program, or certain other issues. If the Department of Education denies approval, the institution may not provide Title IV aid to students enrolled in that program. According to the Department, these notice and application procedures for new programs are intended to remain in place until the Department can implement performance-based standards for approving new programs using gainful employment measures. The Department of Education must publish final regulations establishing measures for whether a program prepares its students for gainful employment before November 1, 2011 for the Department to meet its stated goal of having those regulations take effect on July 1, 2012.

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

When a change of ownership resulting in a change of control occurs, the Department of Education applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. When a publicly traded company undergoes a change in ownership and control due to a reduction in ownership interest, as occurred when in August 2008 funds affiliated with ABS Capital Partners distributed shares of our stock to its general and limited partners, the institution may submit its most recent quarterly financial statement as filed with the SEC, along with copies of all other SEC filings made after the close of the fiscal year for which a compliance audit has been submitted to the Department of Education, instead of the “same day” balance sheet. In addition, when a change in ownership and control occurs and there is a new owner, the institution must submit to the Department of Education audited financial statements of the institution’s new owner’s two most recently completed fiscal years that are prepared and audited in accordance with Department of Education requirements. The Department may determine whether the financial statements meet financial responsibility standards with respect to the composite score formula. If the institution does not satisfy these requirements, the Department of Education may condition its approval of the change of ownership on the institution’s agreeing to letters of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. If the new owner does not have the required audited financial statements, the Department of Education may impose certain restrictions on the institution, including with respect to adding locations and programs.

In August 2008, funds affiliated with ABS Capital Partners reduced their beneficial ownership interest from approximately 26% to approximately 24% of our outstanding common stock, and we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010. On July 2, 2010, we received a letter from the Department of Education notifying us that we are fully recertified to participate in Title IV programs through December 31, 2014.

Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definitions of an agency that regulates us might require us to obtain approval of the change in ownership and control in order to maintain our regulatory approval. Under certain circumstances, the West Virginia Higher Education Policy Commission and the State Council of Higher Education for Virginia might require us to seek approval of changes in ownership and control in order to maintain our state authorization or licensure. With respect to the distribution by the funds affiliated with ABS Capital Partners, the State Council of Higher Education for Virginia did not consider the distribution to be a change in ownership under its regulations and the West Virginia Higher Education Policy Commission approved the change.

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

Pending Regulatory Changes

In a July 26 NPRM, the U.S. Department of Education proposed to define “gainful employment” based on two metrics: the ratio of annual loan payments to measures of income and a loan repayment rate. Depending on whether a program met certain thresholds on each test, that program would be fully eligible to participate in Title IV programs, restricted, or ineligible. A fully eligible program (which met the stricter threshold on both tests) would have no restrictions on its participation in Title IV programs. A program that met the stricter standard on only one of the tests would have to provide certain warnings and disclosures to students. A program that met only the minimum standard on one or both of the tests would be restricted and would have to provide annually to the Department of Education documentation from employers that the program aligns with those employers’ business needs, and the Department would limit the program’s enrollment of Title IV recipients to the average number of Title IV recipients enrolled during the prior three award years. Ineligible programs (which fail to meet either test’s minimum threshold) could provide Title IV aid to students enrolled in the program for the remainder of the award year and one additional award year, but the program would not be allowed to offer Title IV aid to new students enrolling in the program. The Department of Education must publish the final regulations defining gainful employment by November 1, 2011, for the regulations to take effect by July 1, 2012.

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

Our revenue increased 39% from $107.1 million in 2008 to $149.0 million in 2009, and it increased 33% from $149.0 million in 2009 to $198.2 million in 2010, primarily due to strong referrals from current students, new student marketing, and the variety and affordability of our program offerings. The same factors that led to the growth in revenues also contributed to our net income improving to $29.9 million in 2010 from $23.9 million in 2009. The rate of revenue growth from 2009 to 2010 was at a lower pace than the rate of growth from 2008 to 2009. As our revenue base has grown, our growth rate percentages have declined, and it may continue to decline. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue and earnings growth, or if investors react negatively to the slowing of our growth rates, the value of our stock price may decline.

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

The ability of military students to enroll in our courses can be impacted by factors that we do not anticipate, which can impact our registrations and make it more difficult for us to accurately forecast expected enrollment.

Beginning with registrations for the third quarter of 2010, we observed that the growth of our net course registrations from active duty military students slowed more than we expected.  We do not know all of the factors that caused this to occur, and we cannot determine whether over time net course registrations from active duty military students will return to our previous expectations, continue to grow more slowly then expected, remain flat or decline.  We believe that the changes we saw in net course registrations from active duty military students were in part due to increased operations activity and overseas deployments across all branches of the US military, particularly the level of activity in the United States Marine Corps.  We believe that increased demands on many active duty military personnel, combined with limited internet access associated with some deployments, impacted the ability of certain active duty military students to pursue higher education in 2010. Due to the variability of military activity and other factors over which we have no control, the difficulty in predicting military enrollments that we encountered in 2010 could continue or become more pronounced. Any decline in the enrollments, or decline in the growth of enrollments, from active duty military students could have an adverse impact on our total net course registrations and revenues.

Tuition assistance programs offered to United States Armed Forces personnel constituted 50% of our net course registrations for 2010, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of the armed forces that they may use to pursue postsecondary degrees. Service members of the United States Armed Forces can use tuition assistance at postsecondary schools that are accredited by accrediting agencies recognized by the U.S. Secretary of Education. Our tuition is currently structured so that tuition assistance payments for service members fully cover the service member’s per semester credit hour tuition cost of our undergraduate courses and cover more than 75% of the per course tuition cost of our graduate courses. If we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues would be significantly reduced resulting in a material adverse effect on our results of operations and financial condition.

A recent congressional investigation of Department of Defense, or DoD, tuition assistance programs used for distance education and proprietary institutions and a DoD rulemaking that would increase oversight of educational programs offered to active servicemembers could result in legislation that limits in whole or in part our participation in the tuition assistance program. See “Risks Related to the Regulation of our Industry” for additional information on these developments.

Strong competition in the postsecondary education market, especially in the online education market, could decrease our market share and increase our cost of acquiring students.

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students, particularly in the non-military sector of the market. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs. In addition, we believe that for-profit schools may increasingly be seeking to attract military students, including because these schools may see it as helpful in their efforts to comply with the 90/10 Rule, as currently DoD tuition assistance and veterans education benefits do not count towards the 90% limit.

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

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, effective July 1, 2011, under the new regulations published on October 29, 2010, we will have to seek approval from the U.S. Department of Education before introducing all new programs that prepare students for gainful employment. See “Risks Related to the Regulation of our Industry” for additional information on these new program approval requirements. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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

Building awareness of AMU and APU and the programs we offer among potential students is critical to our ability to attract new students. In order to maintain and increase our revenues and profits, we must continue to attract new students in a cost-effective manner and these students must remain active in our programs.  In addition, because we experience declines in our student population as a result of graduation, transfers to other academic institutions, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those that have left AMU or APU.  Beginning in 2009 and continuing into 2010, we increased the amounts spent on marketing and advertising, and we anticipate this trend to continue, particularly as a result of our attempts to attract and retain students from non-military market sectors. We use marketing tools such as the Internet, exhibits at conferences, and print media advertising to promote our schools and programs. Additionally, we rely on the general reputation of AMU and APU and referrals from current students, alumni and educational service officers in the United States Armed Forces as a source of new students. Some of the factors that could prevent us from successfully advertising and marketing our programs and from successfully enrolling and retaining students in our programs include:

●	the emergence of more successful competitors;

●	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

●	limits on our ability to attract and retain effective employees because of the new incentive payment rule (see “Risks Related to the Regulation of our Industry”);

●	performance problems with our online systems;

●	failure to maintain accreditation;

●	student dissatisfaction with our services and programs;

●	failure to develop a message or image that resonates well within non-military sectors of the market;

●	adverse publicity regarding us, our competitors or online or for-profit education generally;

●	adverse developments in our relationship with military educational service officers;

●	a decline in the acceptance of online education; and

●	a decrease in the perceived or actual economic benefits that students derive from our programs.

To continue to grow our enrollment, we expect to continue to increase the amounts that we spend on marketing and advertising as our traditional approach to marketing and advertising may not be able to sustain meaningful growth rates.  However, because we are smaller than most of our competitors and because our tuition is generally lower, we have fewer dollars available to spend on marketing and advertising than they do. Accordingly, we may find it increasingly difficult to continue to compete and grow our enrollments.

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

We are in the midst of changing the third party software provider for our online classroom, which is a time-consuming and capital intensive process that may not be successful and in the interim could lead to our current provider ceasing to support our current system, any of which could adversely affect our students’ experience and our performance.

Historically, our online classroom employed the Educator™ learning management system pursuant to a license from Ucompass.com, Inc. The Educator™ system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We currently rely on Ucompass for ongoing support and customization and integration of the Educator™ system with the rest of our technology infrastructure. We determined that it was in our long-term best interest to transition to a new online classroom that allows us to integrate additional technologies and resources, and in 2010 we began the transition process to a new online classroom based on the Sakai platform.  Our online classroom is central to our operations, and the process of switching our provider is complicated and time consuming.  We may underestimate the amount of time and capital that will be required to complete the transition and our management team could be distracted from focusing on other aspects of our business.  We expect to fully transition to the Sakai platform by the Fall of 2011. However, the new online classroom may not be well received by our current or future students, or problems with the new online classroom may not be evident to us until after we complete the switch.  Any of the foregoing problems could result in an adverse impact on our operations, damage to our reputation and limits on our ability to attract and retain students. During the transition, if Ucompass ceases to operate or is unable or unwilling to continue to provide us with service, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes, all of which would also have an adverse impact on our operations, cause damage to our reputation and limit our ability to attract and retain students.

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

Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more members of our management team could harm our business. Except for the employment agreements we have with Dr. Boston, our President and Chief Executive Officer, Dr. McCluskey, our Executive Vice President and Provost, Dr. van Wyk, our Executive Vice President and Chief Operations Officer, and Mr. Wilkins, our Executive Vice President and Chief Financial Officer, we do not have employment agreements with any of our other executive officers or key personnel, and Dr. McCluskey has announced that he intends to retire as of March 17, 2011.

If we are unable to attract and retain management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed.

To execute our growth strategy, we must attract and retain highly qualified management, faculty, administrators and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. Our growth places constant demands on us to find qualified individuals across all levels of our institution. Since August 2009 we have hired a new Chief Operations Officer and Chief Information Officer, reflecting our continued need to also continue to expand and strengthen our management as we grow.  If we fail to attract new management, faculty, administrators or skilled personnel or fail to retain and motivate our existing management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed. The U.S. Department of Education’s revised incentive payment rule, which takes effect July 1, 2011, may affect the manner in which we attract, retain, and motivate new and existing employees. See “Risks Related to the Regulation of our Industry” for additional information on this revised rule.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, we may lose our ability to participate in Title IV programs or Department of Defense tuition assistance programs or have our participation in the Title IV programs conditioned or limited.

We have been the target of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs, and as we continue to grow we may be susceptible to an increased risk of such activities. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds by APUS, including as a result of identity theft, may be heightened due to our nature as an online education provider and our relatively low tuition. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid.  We cannot be certain that our systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes or that we will be able to expand such systems and processes at a pace consistent with our growth.

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education any credible information indicating that any applicant, employee, third-party servicer, or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs, and in the past we have referred to the Office of the Inspector General information with respect to potential fraud by applicants. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations. See “Regulation of our Business” in this annual report for more information on the Department of Education’s regulations on administrative capability. In addition, our ability to participate in Title IV programs and the tuition assistance programs of the United States Armed Forces is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to detect adequately fraudulent activity related to student enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under HEOA, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and the tuition assistance programs of the United States Armed Forces.

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

In August 2010, DoD issued a proposed rule that would increase oversight of educational programs offered to active servicemembers. The proposed rules would require all institutions to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds under the tuition assistance program. The requirements to enter into an MOU and the related increased focus by the DoD on relationships and oversight of educational providers could lead to changes in the nature of our relationships with military bases and educational service officers, which could be adverse in nature.
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

We are subject to extensive regulation by (1) the federal government through the U.S. Department of Education and under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by the U.S. Secretary of Education. We are also regulated by the Department of Defense and the Department of Veterans Affairs, The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

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

Our operations are also subject to regulation due to our participation in Title IV programs. Title IV programs, which are administered by the Department of Education, include loans made directly to students by the Department of Education. Title IV programs also include several grant programs for students with economic need as determined in accordance with the Higher Education Act and Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of Education and be certified as an eligible institution by the Department of Education. Our growth strategy is partly dependent on enrolling more students who are attracted to us because of our continued participation in these programs.

The regulations, standards and policies of the Department of Education, state education agencies, and our accrediting agencies change frequently. Recent and impending changes in, or new interpretations of, applicable laws, regulations, standards or policies, or our noncompliance with any applicable laws, regulations, standards or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, activities, receipt of funds under tuition assistance programs of the United States Armed Forces, our ability to participate in Title IV programs, or costs of doing business. Furthermore, findings of noncompliance with these laws, regulations, standards and policies also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, limitations on our operations, termination of our ability to grant degrees, revocation of our accreditation, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in the tuition assistance programs of the United States Armed Forces and also to participate in Title IV programs.

American Public University System is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education, and by the Accrediting Commission of the Distance Education and Training Council, or DETC, which is a national accrediting agency recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in the tuition assistance programs of the United States Armed Forces. In 2010, we derived approximately 50% of our revenue from net course registrations from these tuition assistance programs. Accreditation by an accrediting agency that is recognized by the Secretary of Education for Title IV purposes is also required for an institution to become and remain eligible to participate in Title IV programs. American Public University System achieved regional accreditation from The Higher Learning Commission in 2006 and has had national accreditation from the Distance Education and Training Council since 1995. We have identified The Higher Learning Commission as our primary accreditor for Title IV purposes. Either The Higher Learning Commission or DETC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited American Public University System must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agencies. Furthermore, many prospective students may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and we believe that loss of regional accreditation may reduce the marketability of American Public University System even if national accreditation were maintained. The complete loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the United States Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

Increased scrutiny of accrediting agencies by the Secretary of Education and the U.S. Congress may result in increased scrutiny of institutions, particularly proprietary institutions, by accrediting agencies, and if our institutional accrediting agency loses its ability to serve as an accrediting agency for Title IV program purposes, we may lose our ability to participate in Title IV programs.

In November and December 2009, the Department of Education’s Office of the Inspector General, OIG, issued reports criticizing three regional accreditors – Middle States Commission on Higher Education, the Southern Association of Colleges and Schools, and The Higher Learning Commission – for failing to define both program length and credit hours. OIG, in an unusual action, recommended that the Department of Education consider limiting, suspending, or terminating The Higher Learning Commission’s recognition as an accreditor for purposes of determining institutional eligibility to participate in Title IV programs. In response, Department of Education staff conducted a special review of The Higher Learning Commission and required The Higher Learning Commission to accept a corrective action plan. The Higher Learning Commission received additional scrutiny in June 2010 during a House Education and Labor Committee hearing focused on OIG’s findings with regard to credit hour policies.

In December 2010, the National Advisory Committee on Institutional Quality and Integrity, NACIQI, the panel charged with advising the Department of Education on whether to recognize accrediting agencies for Title IV purposes, reviewed The Higher Learning Commission’s status as a recognized accrediting agency. Based on The Higher Learning Commission’s response to the Department’s special review and a December 2008 interim report (which responded to a 2007 NACIQI review unrelated to the OIG findings), NACIQI voted to continue the Higher Learning Commission’s recognition as an accrediting agency. The Higher Learning Commission must submit an additional compliance report in one year.

Scrutiny of accrediting agencies and their accreditation of proprietary institutions is likely to continue. If the Department of Education were to limit, suspend, or terminate The Higher Learning Commission’s recognition, we could lose our ability to participate in the Title IV programs, unless and until we were able to obtain Department of Education approval to rely on DETC accreditation for purposes of institutional eligibility to participate in the Title IV programs. If we were unable to rely on DETC accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

Furthermore, because the for-profit education sector is growing at such a rapid pace, it is possible that accrediting bodies would respond to that growth by adopting additional criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like us. For example, in June 2009, The Higher Learning Commission adopted new policies related to institutional control, structure and organization.  Part of The Higher Learning Commission’s rationale for these changes was to better define the range of its oversight of transactions related to change of ownership at institutions. The new policies extend The Higher Learning Commission’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the new policies, The Higher Learning Commission also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could open up an accredited institution to additional reviews by The Higher Learning Commission and possible change from an accredited status to candidate status, which enhances the risks of these types of actions. In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs. For-profit institutions may also be less attractive acquisition candidates because The Higher Learning Commission has enhanced its scrutiny of change in control transactions, obtained the explicit ability to move an institution from accredited status to candidate status, and will be examining more closely entities that own accredited institutions.

New and anticipated regulations published by the U.S. Department of Education could result in regulatory changes that may materially and adversely affect our business.

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of many of the issues subject to the negotiated rulemaking process, other than the metrics for determining compliance with the gainful employment requirement.  On July 26, 2010, the Department of Education issued an NPRM in respect of the gainful employment requirement.  On October 29, 2010, the Department of Education published final regulations concerning certain institutional eligibility issues (such as state authorization for postsecondary education institutions), definitional issues (such as the definition of “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (such as incentive payment and misrepresentation), as well as final regulations to establish a process under which an institution applies for approval to offer an educational program that leads to gainful employment in a recognized occupation.  The final regulations are generally effective July 1, 2011.

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

A number of the risk factors below address potential substantive concerns and risks with respect to the final and proposed regulations. With respect to the final regulations generally, and each of the regulations discussed in the risk factors below specifically, we cannot predict how the final regulations will be interpreted, or whether we will be able to comply with those requirements by the effective dates. We are continuing to evaluate the possible effect of the final and proposed rules on our business and will continue to monitor developments in this area, including whether the July 26, 2010, proposed rules defining gainful employment are changed by the Department of Education following public comment. Compliance with any of these new rules, insufficient time to comply with them, or uncertainty that results from the rules being recently promulgated and the absence of past practice and limited guidance as to the implementation of these new rules could have an adverse impact on our enrollment, affect the manner in which we do business, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Lack of clarity in the final rules or guidance by the Department of Education could result in uncertainties continuing for some period of time, and may require us to adopt overly-narrow practices until clarity is obtained, and as a result our business could be materially and adversely affected.

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

On October 29, 2010, the Department of Education issued final regulations to establish a new process under which an institution applies for approval to offer an educational program that leads to gainful employment in a recognized occupation. Under the final regulations, which are effective July 1, 2011, an institution must notify the Department of Education at least 90 days before the first day of class when it intends to add a program that prepares students for gainful employment in a recognized occupation.  The institution may proceed to offer the program, unless the Department of Education advises the institution that the Department of Education must approve the program for Title IV purposes. In addition, if the institution does not provide timely notice to the Department of Education regarding the additional program, the institution must obtain approval of the program for Title IV purposes.  If the Department of Education denies approval, the institution may not award Title IV funds in connection with the program. Were the Department to deny approval to one or more of our new programs, our business could be materially and adversely affected. Furthermore, compliance with these new procedures could cause delay in our ability to offer new programs and put our business at a competitive disadvantage. Compliance could also adversely affect our ability to timely offer programs of interest to our students and potential students and adversely affect our ability to increase our revenues. As a result, our business could be materially and adversely affected.

Our failure to comply with the Department of Education’s incentive payment rule could result in sanctions.

If we pay a bonus, commission or other incentive payment in violation of applicable Department of Education rules, we could be subject to sanctions, which could have a material adverse effect on our business. In the final regulations published on October 29, 2010, the Department of Education abolished the 12 existing safe harbors, effective July 1, 2011. We are in the process of reviewing our employee compensation and third-party contractual arrangement to ensure that they are in compliance with the revised incentive payment rule by July 1, 2011. Abolition of the safe harbors and other aspects of the new regulation may create uncertainty about what constitutes impermissible incentive payments. The modified incentive payment rule and related uncertainty as to how it will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may affect negatively our ability to recruit and retain employees, and as a result our business could be materially and adversely affected.

In addition, the Government Accountability Office has issued a report critical of the Department of Education’s enforcement of the incentive payment rule, and the Department of Education has undertaken to increase its enforcement efforts. If the Department of Education determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to the Department of Education’s satisfaction. The Department of Education may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in the Title IV programs. The Department of Education may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of the Department of Education alleging violation of the incentive payment provision. Such suits may prompt Department of Education investigations. Particularly in light of the uncertainty surrounding the new incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or Department of Education investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things. As a result, our business could be materially and adversely affected

Our failure to comply with the Department of Education’s substantial misrepresentation rules could result in sanctions.

The Department of Education may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges or the employability of its graduates. In the final regulations published on October 29, 2010, the Department of Education has expanded the activities that constitute a substantial misrepresentation, effective July 1, 2011. Under the final regulation, an institution engages in substantial misrepresentation when the institution itself, one of its representatives, or an organization or person with which the institution has an agreement to provide educational programs, marketing, advertising, or admissions services, makes a substantial misrepresentation directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency, or to the Secretary of Education. The final regulations define misrepresentation as any false, erroneous or misleading statement, and they define a misleading statement as any statement that has the likelihood or tendency to deceive or confuse. The final regulations define substantial misrepresentation as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to the person’s detriment. If the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in the Title IV programs, deny participation applications made on behalf of the institution, or initiate a proceeding against the institution to fine the institution or to limit, suspend or termination the institution’s participation in the Title IV programs.  We expect that there could be an increase in our industry of administrative actions and litigation claiming substantial misrepresentation, which at a minimum would increase legal costs associated with defending such actions, and as a result our business could be materially and adversely affected.

Failure to comply with the Department of Education’s credit hour requirements could result in sanctions.

In the final regulations published on October 29, 2010, the Department of Education has defined “credit” hour for Title IV purposes.  The credit hour is used for Title IV purposes to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid that an institution may disburse in a payment period. The final regulations define credit hour as an institutionally established equivalency that reasonably approximates certain specified time in class and out of class and an equivalent amount of work for other academic activities. The final regulations also require institutional accreditors to review an institution’s policies, procedures, and administration of policies and procedures for assignment of credit hours. An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify the Department of Education if it finds systemic noncompliance or significant noncompliance in one or more programs. The Department of Education has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV programs, as a result of which our business could be materially and adversely affected.

Failure to comply with the Department of Education’s state authorization rules could result in our students being ineligible for Title IV programs.

To be eligible for Title IV programs, an institution must be legally authorized to provide postsecondary education in the state in which it is physically located. In the final regulations published on October 29, 2010, the Department of Education specified the type of state approvals that are acceptable for an institution to demonstrate that it is legally authorized by the state in which it is located. The Department of Education has indicated that institutions that are unable to obtain appropriate state authorization by July 1, 2011 may request an extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension to July 1, 2013.

In addition, under the final rule, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must meet any state requirements for it to be legally offering postsecondary distance education in that state by July 1, 2011. States must also have mechanisms to take appropriate action against institutions and to respond to complaints. If the Department of Education determines that an institution does not have the required state authorization to provide postsecondary distance education in a state, the institution could lose its ability to award Title IV funds to students in that state. The new distance education rules could also lead some states to adopt new laws and regulatory practices detrimental to institutions such as ours. As a result, our business could be materially and adversely affected.

Currently, American Public University System is headquartered in the State of West Virginia and is authorized by the West Virginia Higher Education Policy Commission. In addition, we are authorized in numerous states to offer postsecondary distance education to students in those states. At this time we are assessing our compliance in relation to the new state authorization requirements, and we are also assessing whether the rules and regulations of the State of West Virginia are sufficient for purposes of an institution such as ours to be able to comply with the new state authorization rules or whether action is required by us or the State of West Virginia. If we were unable to comply with the new requirement by the July 1, 2011 deadline (or receive an extension), we could lose eligibility for the Title IV programs. In addition, it is possible that West Virginia and other states could, as a result of the limited amount of time for states to evaluate and implement the Department of Education’s final state authorization rule or otherwise, adopt standards that are detrimental to institutions such as ours. As a result, our business could be materially and adversely affected.

If American Public University System does not maintain its authorization in West Virginia, our operations would be curtailed and we may not grant degrees.

American Public University System is headquartered in the State of West Virginia and is authorized by the West Virginia Higher Education Policy Commission to grants degrees, diplomas or certificates. The West Virginia Higher Education Policy Commission may also take disciplinary action or revoke authorization if an institution’s bond is cancelled, if the institution fails to take corrective action to bring it into compliance with West Virginia Higher Education Policy Commission policies, or if the owner is convicted for a felony or crime involving institution administration of Title IV programs.

Under current law, if we were to lose our regional accreditation by The Higher Learning Commission, we could continue our state authorization based on our national accrediting agency, DETC, if the West Virginia Higher Education Policy Commission finds that it is an acceptable alternative accrediting agency. If we were to lose accreditation from both accrediting agencies, or accreditation by DETC is not an acceptable alternative accrediting agency in case of loss of The Higher Learning Commission accreditation, the West Virginia Higher Education Policy Commission may suspend, withdraw, or revoke our authorization. In addition, in order to maintain our eligibility for accreditation by The Higher Learning Commission, we must remain headquartered and have a substantial presence in one of the states in its region, which includes West Virginia. Thus, if we were to lose our authorization from the West Virginia Higher Education Policy Commission, we would be unable to provide educational services in West Virginia, we would lose our eligibility for Title IV programs, and we would lose our regional accreditation.

Our failure to comply with regulations of various states could have a material adverse effect on our enrollments, revenues and results of operations.

Various states impose regulatory requirements on educational institutions operating within their boundaries. Several states assert jurisdiction over online educational institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent among states and not well developed in many jurisdictions. As such, these requirements change frequently and, in some instances, are not clear or are left to the discretion of state regulators.

American Public University System has a physical presence in the Commonwealth of Virginia based on administrative offices in that state, and it is authorized by the State Council of Higher Education for Virginia. American Public University System has established a regulatory relationship with 49 of the 50 states, plus the District of Columbia, and we are in the process of confirming our compliance with the remaining state’s recently revised regulatory provisions. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, the West Virginia Higher Education Policy Commission, The Higher Learning Commission or DETC. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Although we believe that the only state licensure or authorization that is necessary currently for American Public University System to participate in the tuition assistance programs for the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission, loss of licensure or authorization in other states or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in those states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

Under the Department of Education’s final regulations published on October 29, 2010, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined the state, the institution will have to meet any state requirements for it to be legally offering postsecondary distance education in that state by July 1, 2011. The new requirement could lead some states to adopt new laws and regulatory practices affecting the delivery of distance education to students located in those states. In the event we are found not to be in compliance with a state’s new or existing requirements for offering distance education within that state, the state could seek to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state, and may have to cease providing service to students in that state. In addition, under the new federal regulation, we could lose eligibility to offer Title IV aid to students located in that state.

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

A provisionally certified institution must apply for and receive Department of Education approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. The Department of Education may withdraw the institution’s certification if it determines that the institution is not fulfilling material requirements for continued participation in Title IV programs.

In 2010, we applied for recertification and, on July 2, 2010, we received a letter from the Department of Education notifying us that we are fully recertified to participate in Title IV programs through December 31, 2014. If the Department of Education were to withdraw or not renew our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us, any of which could disrupt our operations and adversely affect our performance.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in the Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced in a letter to several members of Congress that, in part in response to recent allegations against proprietary institutions of deceptive trade practices and noncompliance with Department of Education regulations, the Department planned to strengthen its oversight of Title IV programs through, among other approaches, increasing the number of program reviews by 50%, from 200 conducted in 2010 up to 300 reviews in 2011. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, including the requirement to make refunds. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation, even if such claims and lawsuits are without merit.

The U.S. Congress recently commenced an examination of the for-profit postsecondary education sector that could result in legislation or additional Department of Education rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.

In recent months, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV programs. Since June 2010 the U.S. Senate’s Health, Education, Labor and Pensions Committee (“HELP Committee”) has held hearings to examine the proprietary education sector. On August 5, 2010, we received a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to for-profit postsecondary education institutions whose students receive federal student financial aid. We understand that the request was one of approximately thirty requests made to for-profit colleges in connection with the HELP Committee’s review of matters related to for-profit colleges participating in Title IV programs. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine accreditors’ standards and procedures pertinent to higher education institutions’ policies on credit hours and program length. During the hearing, some committee members voiced concerns about the growing proportion of federal student financial aid going to proprietary institutions. On June 21, the chairmen of each of Senate and House education committees, together with other members of Congress, requested the Government Accountability Office to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which proprietary institutions’ revenue is comprised of Title IV and other federal funding sources.  On August 4, the Government Accountability Office released a report based on a three-month undercover investigation of recruiting practices at proprietary institutions, which concluded that employees at a non-random sample of 15 proprietary institutions (which did not include American Public University Systems) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On November 30, 2010, the Government Accountability Office issued a revised version of that report that corrected or further explained a number of the instances of allegedly deceptive conduct. We have incurred and expect to continue to incur significant legal and other costs to respond to the congressional inquiry.

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

In recent months, the U.S. Congress has increased its focus on Department of Defense (“DoD”) tuition assistance that is used for distance education and programs at proprietary institutions.  In September 2010, the Subcommittee on Oversight and Investigations of the U.S. House of Representative’s Armed Services Committee held a hearing titled “A Question of Quality and Value:  Department of Defense Oversight of Tuition Assistance Used for Distance Learning and For-Profit Colleges.”  Witnesses and Subcommittee members expressed concern about DoD’s oversight of distance education programs, especially those offered by proprietary institutions.  In August 2010, DoD issued a proposed regulation that would increase oversight of educational programs offered to active duty servicemembers.  Under the proposed regulations, the Military Installation Voluntary Education Review program would be expanded to institutions offering instruction to servicemembers through distance education, and all institutions would be required to participate in the program. In addition, in December 2010, the Senate HELP Committee released a report entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits,” which raised questions about the growing share of DoD tuition assistance received by proprietary institutions.

We cannot predict the extent to which, or whether, congressional hearings will affect DoD’s current rulemaking or result in legislation or further rulemaking affecting our participation in DoD’s tuition assistance program or the Title IV programs. Members of Congress have stated, both in committee hearings and in the HELP Committee report, that Congress should revise the 90/10 Rule (which requires a proprietary institution to derive no more than 90% of its revenue from Title IV program funds) to count DoD tuition assistance and veterans educational benefits toward the 90% limit. To the extent that any laws or regulations are adopted that limit or condition the participation of proprietary schools or distance education programs in DoD tuition assistance programs or in Title IV programs with respect to DoD tuition assistance programs, or that limit or condition the amount of tuition assistance for which proprietary schools or distance education programs are eligible, our business could be materially and adversely affected.

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

The Higher Education Act comes up for reauthorization by Congress approximately every five to six years. When Congress does not act on complete reauthorization, there are typically amendments and extensions of authorization. On August 14, 2008, the Higher Education Opportunity Act, or HEOA, was enacted. HEOA reauthorizes the Higher Education Act. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. In October 2009 the Department of Education published final regulations to implement HEOA. Those regulations were generally effective July 1, 2010, but many of the provisions of HEOA were effective upon enactment. If our efforts to comply with HEOA’s provisions are inconsistent with how the Department of Education interprets those provisions, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. In addition, there is no assurance that Congress will not in the future enact changes that decrease Title IV program funds available to students, including students who attend our institution. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs, would require us to arrange for other sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action, including HEOA, may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin. We are not in a position to predict with certainty whether any legislation will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institution and adversely affect our revenues and results of operations.

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

A school participating in Title IV programs must calculate correctly the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Because we began to participate in Title IV programs in 2006 and the final regulations published on October 29, 2010 include new rules applicable to return of Title IV calculations, we have limited experience complying with these provisions. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit constitutes material noncompliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education, which could increase our cost of regulatory compliance and adversely affect our results of operations.

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

An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. HEOA modifies the Higher Education Act’s default rate provisions. Beginning with default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second following federal fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. HEOA also requires certain default prevention action by an institution with a default rate of 30% or more. Because we began only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate for federal fiscal year 2006 or earlier. Our cohort default rate for federal fiscal years 2007 and 2008 are 0.0% and 5.2%, respectively. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate. If American Public University System loses its eligibility to participate in Title IV programs because of high student loan default rates, our students would no longer be eligible to use Title IV program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

If we undergo another change in ownership and control, the Department of Education will place us on provisional certification, and the terms of that provisional certification could limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations.

Department of Education regulations provide that a change of control of a publicly traded corporation occurs if: (1) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock could be determined by the Department of Education to be a change in ownership and control under this standard. Under the Higher Education Act, an institution that undergoes a change in ownership resulting in a change in control loses its eligibility to participate in Title IV programs and must apply to the Department of Education in order to reestablish such eligibility.

In August 2008, funds affiliated with ABS Capital Partners reduced their beneficial ownership interest from approximately 26% to approximately 24% of our outstanding common stock by distributing to their limited partners and general partners shares of our stock. As a result of this distribution of shares, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from our regional accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools, indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010.

During our period of provisional certification, we had to comply with any additional conditions included in our program participation agreement, which included, among other things, limitations on our operations. Our program participation agreement provided that, as a provisionally certified institution, we had to apply for and receive approval by the Secretary for any substantial change, including but not limited to establishment of additional locations, an increase in the level of academic offering, and addition of any non-degree or short-term training program. The Department of Education also had authority to review us more closely during our provisional certification. On July 2, 2010, we received a letter from the Department of Education notifying us that we are fully recertified to participate in Title IV programs through December 31, 2014.

Future transactions could constitute a change in ownership or control under Department of Education regulations and could cause the Department to place us on provisional certification as require by the law when an institution undergoes a change in ownership and control. The conditions to provisional certification or closer review by the Department of Education could impact, among other things, our ability to add educational programs, acquire other schools or make other significant changes. In addition, if the Department of Education were to determined that we were unable to meet our responsibilities while we were provisionally certified, the Department could seek to revoke our certification to participate in Title IV programs with fewer due process protections than if we were fully certified. Limitations on our operations could, and the loss of our certification to participate in Title IV programs would, adversely affect our ability to grow our presence outside the military sector in addition to having adverse effects on our enrollment, revenues and results of operations.

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

The price of the common stock may fluctuate as a result of:

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of comparable companies;

●	actual or anticipated changes in our earnings, enrollments or net course registrations, or fluctuations in our operating results or in the expectations of securities analysts;

●	the actual, anticipated or perceived impact of changes in government policies, laws and regulations, or similar changes made by accrediting bodies;

●	the depth and liquidity of the market for our common stock;

●	general economic conditions and trends;

●	catastrophic events;

●	sales of large blocks of our stock; or

●	recruitment or departure of key personnel.

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

●
the ability of our board of directors to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval, which may discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company;

●	a requirement that stockholders provide advance notice of their intention to nominate a director or to propose any other business at an annual meeting of stockholders;

●	a prohibition against stockholder action by means of written consent unless otherwise approved by our board of directors in advance; and

●
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

We operate facilities in Charles Town, West Virginia and in Manassas, Virginia, which are within a one hour drive of each other and are located within the Washington, DC metropolitan area. The corporate headquarters, academic, technology, finance, admissions, and advancement offices are located in Charles Town, occupying fifteen downtown facilities totaling approximately 118,000 square feet. The student services and marketing operations are located in Manassas in facilities totaling approximately 64,000 square feet. All facilities in Manassas are leased. In Charles Town, we have a combination of leased (47%) and owned (53%) properties. Lease terms vary by facility, with termination dates ranging from 2011 to 2015. Each lease has extension provisions ranging from 1 to 7 years. We continually evaluate our space needs and evaluate opportunities for continued physical growth, which includes considering both additional existing structures and potential new construction projects.  In 2010, we acquired a building on the border of Charles Town and Ranson, West Virginia for $1.1 million, with the intent of renovating the property to provide approximately 80,000 square feet of additional space for future growth. The project should result in an additional expenditure of approximately $9.0 million to $11.0 million over the next 12 to 18 months.  During 2010, we have also acquired a 5,000 square foot property in Charles Town, West Virginia for approximately $600,000.

ITEM 3.	LEGAL PROCEEDINGS

On August 12, 2010, a putative class action lawsuit was commenced against the Company, Dr. Boston, Dr. McCluskey and Mr. Wilkins, in the United States Court for the Northern District of West Virginia (Martinsburg Division), encaptioned Douglas N. Gaer v. American Public Education, Inc. et al, C.A. No. 3:10 CV-81. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act . The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s stock between February 22, 2010 to August 5, 2010 (the “Class Period”).  The plaintiff alleges that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company’s prospects, the Company’s common stock traded at artificially inflated prices throughout the Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not, at this time, specified the amount of damages being sought in this action.  In an order dated November 10, 2010, Douglas Gaer and the City of Miami Firefighters' and Police Officers' Retirement Trust were appointed co-lead plaintiffs and lead plaintiffs' counsel was approved.  On January 25, 2011, plaintiffs filed an Amended Complaint asserting the same statutory claims against the Company, Dr. Boston and Mr. Wilkins.  By court order, Defendants must answer or otherwise respond to the Amended Complaint on or before March 11, 2011.  The Company intends to vigorously defend this action.

ITEM 4.	[REMOVED AND RESERVED]

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Global Market on November 9, 2007 under the symbol “APEI.” Prior to November 9, 2007, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales price of the Company’s common stock as reported on the NASDAQ Global Market.

Year Ended December 31, 2009

First Quarter 2009	$33.69	$44.99
Second Quarter 2009	$31.45	$46.53
Third Quarter 2009	$31.54	$39.91
Fourth Quarter 2009	$30.30	$37.21

Year Ended December 31, 2010

First Quarter 2010	$33.81	$47.23
Second Quarter 2010	$40.27	$48.95
Third Quarter 2010	$23.84	$46.58
Fourth Quarter 2010	$26.15	$38.90

Holders

As of February 16, 2011, there were approximately 363 holders of record of our common stock.

Dividends

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

Performance Graph

The graph below matches American Public Education, Inc.’s cumulative 38-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of seven companies that includes: Apollo Group Inc, Capella Education Company, Career Education Corp., Corinthian Colleges Inc, Devry Inc, ITT Educational Services Inc and Strayer Education Inc. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (with the reinvestment of all dividends) from 11/9/2007 to 12/31/2010.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Employees of the Company are provided the opportunity to forfeit shares of restricted stock equivalent to the minimum statutory tax withholding required to be paid when their restricted stock vests. During the year ended December 31, 2008, 2009 and 2010, the Company accepted for forfeiture 6,419, 6,431 and 9,625 shares of restricted stock for satisfaction of $295,000, $218,000 and $274,000 in minimum statutory tax withholding respectively.

During the three month period ending December 31, 2010, the Company repurchased 342,046 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010	210,000	$32.74	210,000	$3,949,312
November 1, 2010 – November 30, 2010	132,046	$29.91	132,046	-
December 1, 2010 – December 31, 2010	-	-	-	-
Total	342,046	$26.98	342,046	-

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2010, and the selected consolidated balance sheet data as of December 31, 2010 and 2009, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2007 and 2006, and selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006, have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share and net registration data)

Statement of Operations Data:
Revenues	$40,045	$69,095	$107,147	$148,998	$198,174
Costs and expenses:
Instructional costs and services	17,959	29,479	43,561	58,383	75,309
Selling and promotional	4,895	6,765	12,361	20,479	34,296
General and administrative	9,150	15,335	21,302	25,039	32,045
Write-off of software development project(1)	3,148	—	—	—	—
Depreciation and amortization	1,953	2,825	4,235	5,231	6,502

Total costs and expenses	37,105	54,404	81,459	109,132	148,152

Income from continuing operations before interest income and income taxes	2,940	14,691	25,688	39,866	50,022
Interest income, net	289	888	706	94	111

Income from continuing operations before income taxes	3,229	15,579	26,394	39,960	50,133
Income tax expense	771	6,829	10,207	16,017	20,265

Income from continuing operations attributable to common stockholders	2,458	8,750	16,187	23,943	29,868
Loss from discontinued operations, net of income tax benefit	(660)	—	—	—	—

Net income attributable to common stockholders	$1,798	$8,750	$16,187	$23,943	$29,868

Income from continuing operations per common share:
Basic	$0.21	$0.69	$0.91	$1.32	$1.63
Diluted	$0.20	$0.64	$0.86	$1.27	$1.59
Net income attributable to common stockholders per common share:
Basic	$0.15	$0.69	$0.91	$1.32	$1.63
Diluted	$0.15	$0.64	$0.86	$1.27	$1.59
Weighted average number of shares outstanding:
Basic	11,741	12,759	17,840	18,167	18,281
Diluted	12,178	13,601	18,822	18,906	18,837

Other Data:
Net cash provided by operating activities	$8,929	$17,517	$29,757	$36,756	$47,078
Capital expenditures	$4,475	$6,827	$10,009	$10,758	$22,454
Stock-based compensation(2)	$284	$1,033	$1,674	$2,223	$2,805
Net course registrations(3)	54,828	94,846	147,124	207,799	272,173

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,678	$26,951	$47,714	$74,866	$81,352
Working capital(4)	$10,412	$21,433	$36,357	$59,419	$60,417
Total assets	$28,750	$48,980	$78,813	$115,753	$141,839
Stockholders’ equity	$16,821	$33,507	$53,475	$82,018	$97,300

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Income from continuing operations attributable to common stockholders	$2,458	$8,750	$16,187	$23,943	$29,868
Interest (income), net	(289)	(888)	(706)	(94)	(111)
Income tax expense	771	6,829	10,207	16,017	20,265
Depreciation and amortization	1,953	2,825	4,235	5,231	6,502
EBITDA from continuing operations	$4,893	$17,516	$29,923	$45,097	$56,524

(1)
During 2006, $3.1 million of capitalized software development costs were written off when management determined that the asset related to these costs was impaired because we were no longer pursuing the related project.

(2)	Effective January 1, 2006, we adopted FASB ASC Topic 718, Share-Based Payment, which requires companies to expense share-based compensation based on fair value.

(3)	Net course registrations represent the total number of course registrations for students that have attended a portion of a course.

(4)	Working capital is calculated by subtracting total current liabilities from total current assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without cost, increased at a compound annual growth rate (CAGR) of 36% from 2008 to 2010. Over that same time, total revenue increased at a CAGR of 36%, from $107.1 million in 2008 to $198.2 million in 2010. We believe achieving regional accreditation in May 2006, gaining access to Title IV programs beginning with classes that started in November 2006, and the variety and affordability of our programs have been additional factors driving growth. Net course registrations increased by 31% in 2010 over 2009, our revenue increased from $149.0 million to $198.2 million, or by 33%, over the same time period while operating margins decreased to 25.2% from 26.8% over the same time period. Net course registrations increased by 41% in 2009 over 2008, our revenue increased from $107.1 million to $149.0 million, or by 39%, over the same time period and operating margins increased to 26.8% from 24.0% over the same time period. While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations or revenue as we do not expect that our historical growth rates are sustainable. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins. You should also note that our rates of growth in net course registrations, revenues and earnings from 2009 to 2010 have continued to decline and were all lower than our rate of growth from 2008 to 2009.

Our difficulty in forecasting future growth rates and operating margins is in part due to our inability to fully estimate the actual impact of gaining access to Title IV programs. We first became eligible to use Title IV funds beginning with classes that started in November 2006. For the year ended December 31, 2010, 23.9% of our net course registrations were from students using financial aid under Title IV programs

Our key financial results metrics:

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

Tuition.   Providing affordable programs is an important element of our strategy for growth. Since 2000, we have not raised undergraduate tuition and have only increased graduate tuition by a modest amount in 2007 and 2010. We are scheduled for another modest increase in graduate tuition for courses beginning in June 2011. We set our undergraduate tuition costs within the DoD ceilings. Using the DoD tuition ceiling as a benchmark keeps our tuition in line with four-year public university, in-state rates for undergraduates.

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

Selling and promotional.   Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to new enrollments and current students. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the number of advertising initiatives for new and existing academic programs. The availability of federal student aid programs to our students have increased our marketability in non-military markets, but the more competitive nature of these markets has caused our student acquisition costs to increase. As we continue to grow in size, this trend may continue and our student acquisition costs may continue to increase.

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

A summary of our critical accounting policies follows:

Revenue recognition.   We record all tuition as deferred revenue when students begin a class. At the beginning of each class, revenue is recognized on a pro rata basis over the period of the class, which is either eight or sixteen weeks. This results in our balance sheet including future revenues that have not yet been earned as deferred revenue for classes that are in progress. Students who request to be placed on program hold are required to complete or withdraw from the courses prior to being placed on hold. Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with FASB ASC Topic 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor. Tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program that remits payments directly to us. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session.

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

Property and equipment.   Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Our Partnership At a Distance, or PAD, is a customized student information and services system, that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with FASB ASC Topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company capitalizes the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Valuation of long-lived assets.   We account for the valuation of long-lived assets under FASB ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  FASB ASC Topic 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

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

Stock-based compensation.   We apply FASB ASC Topic 718, Share-Based Payment, which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options.

We have selected the Black-Scholes option pricing model to estimate the fair value of the stock option awards on the date of grant. Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. We calculate the expected term of stock option awards using the “simplified method” as defined by FASB ASC Topic 718. Because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB Topic 718 .

Recent Accounting Pronouncements

There have been no applicable announcements since our last filing.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2008	2009	2010

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	40.7%	39.2%	38.0%
Selling and promotional	11.5%	13.7%	17.3%
General and administrative	19.9%	16.8%	16.2%
Depreciation and amortization	3.9%	3.5%	3.3%

Total costs and expenses	76.0%	73.2%	74.8%

Income from operations before interest income and income taxes	24.0%	26.8%	25.2%
Interest income, net	0.6%	0.1%	0.1%

Income from operations before income taxes	24.6%	26.9%	25.3%
Income tax expense	9.5%	10.7%	10.2%

Net income	15.1%	16.2%	15.1%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenues for the year ended December 31, 2010 were $198.2 million, an increase of 33% from $149.0 million for the year ended December 31, 2009. Net course registrations increased 31% to 272,173 in 2010 from 207,799 in 2009. The increase in net course registrations was primarily attributable to increased marketing efforts to civilian students interested in the affordability and diversity of our academic programs.

Costs and Expenses

Costs and expenses were $148.2 million for the year ended December 31, 2010, an increase of $39.1 million, or 36%, compared to $109.1 million for prior year ended December 31, 2009. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues increased to 74.8% in 2010 from 73.2% in 2009. Similarly, our income before interest income and income taxes, or our operating margin, decreased to 25.2% from 26.8% over that same period. This increase in costs and expenses as a percentage of revenues and decrease in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue increased due to increased selling and promotion expenses related to marketing for civilian students.

Instructional costs and services.   Instructional costs and services expenses for the year ended December 31, 2010 were $75.3 million, representing an increase of 29% from $58.4 million for the year ended December 31, 2009. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expense as a percentage of revenues decreased to 38.0% in 2010 from 39.2% in 2009. This decrease was primarily due the number of full-time academic support staff increasing at a slower rate than revenue.

Selling and promotional.   Selling and promotional expenses for the year ended December 31, 2010 were $34.3 million, representing an increase of 67% from $20.5 million for the year ended December 31, 2009. This increase was primarily due to an increase in internet advertising expense targeting our APU brand, an effort that we undertook when we began to observe a decline in the growth of net course registrations from active duty military students. Selling and promotional expenses as a percentage of revenues increased to 17.3% in 2010 from 13.7% in 2009.

General and administrative.   General and administrative expenses for the year ended December 31, 2010 were $32.0 million, representing an increase of 28% from $25.0 million for the year ended December 31, 2009. The increase in expense was a result of the need for additional technology, financial positions, professional services, management and administrative facilities required to support a larger student body, participation in federal student aid, and an increase in stock-based compensation expense. General and administrative expenses as a percentage of revenues decreased to 16.2% in 2010 from 16.8% in 2009. This decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

Depreciation and amortization.   Depreciation and amortization expenses were $6.5 million for the year ended December 31, 2010, compared with $5.2 million for the year ended December 21, 2009. This represents an increase of 25%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based compensation.   Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for the year ended December 31, 2010 was $2.8 million in the aggregate, representing an increase of 27% from $2.2 million for the year ended December 21, 2009. The increase in stock-based compensation expense is primarily attributable to an increase in new stock option and restricted stock grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2009 and 2010 (in thousands):

	Year Ended December 31,
	2009	2010
Instructional costs and services	$469	$717
Selling and promotional	147	224
General and administrative	1,607	1,864

Total stock-based compensation expense	$2,223	$2,805

Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2010 and 2009 of $20.3 million and $16.0 million, respectively, or effective tax rates of 40.4% and 40.1%, respectively.

Net Income

Net income was $29.9 million for the year ended December 31, 2010, compared to net income of $23.9 million for the year ended December 31, 2009, an increase of 25% or $6.0 million. This increase was related to the factors discussed above.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues for the year ended December 31, 2009 were $149.0 million, an increase of 39% from $107.1 million for the year ended December 31, 2008. Net course registrations increased 41% to 207,799 in 2009 from 147,124 in 2008. The increase in net course registrations was primarily attributable to increased student referrals, and the increase in civilian students interested in the affordability and diversity of our academic programs.

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

General and administrative.   General and administrative expenses for the year ended December 31, 2009 were $25.0 million, representing an increase of 18% from $21.3 million for the year ended December 31, 2008. The increase in expense was a result of the need for additional technology, financial positions, professional services, management and administrative facilities required to support a larger student body, participation in federal student aid, and an increase in stock-based compensation expense. General and administrative expenses as a percentage of revenues decreased to 16.8% in 2009 from 19.9% in 2008. This decrease was primarily due to efficiencies realized through a higher volume of students and the number of staff and expenses increasing at a slower rate than revenue.

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

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our eight last quarters ended December 31, 2010. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(Dollars in thousands)
	(Unaudited)

Statement of Operations Data:
Revenues	$33,161	$35,713	$36,471	$43,653	$47,311	$46,254	$48,295	$56,314
Costs and expenses:
Instructional costs and services	12,743	14,373	14,745	16,522	18,025	17,376	19,483	20,425
Selling and promotional	4,331	5,156	5,598	5,394	7,109	8,120	9,621	9,446
General and administrative	6,056	6,042	6,465	6,476	7,632	7,451	8,194	8,768
Depreciation and amortization	1,297	1,360	1,277	1,297	1,408	1,568	1,682	1,844

Total costs and expenses	24,427	26,931	28,085	29,689	34,174	34,515	38,980	40,483

Income before taxes	8,734	8,782	8,386	13,964	13,137	11,739	9,315	15,831
Interest income, net	11	29	30	24	22	35	28	26

Income before income taxes	8,745	8,811	8,416	13,988	13,159	11,774	9,343	15,857
Income tax expense (benefit)	3,507	3,497	3,404	5,609	5,511	4,749	3,755	6,250

Net income	$5,238	$5,314	$5,012	$8,379	$7,648	$7,025	$5,588	$9,607

Other Data:
Stock-based compensation	$535	$552	$562	$574	$755	$722	$704	$574
Net cash provided by operating activities	$6,263	$6,383	$10,189	$25,948	$14,185	$3,969	$14,682	$14,242
Capital expenditures	$1,754	$2,640	$3,364	$3,000	$3,711	$4,766	$5,497	$8,480
Net course registrations	46,650	47,853	55,268	58,028	64,945	64,103	69,190	73,935

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the years ended December 31, 2010 and 2009 primarily through cash provided by operating activities. Cash and cash equivalents were $81.4 million and $74.9 million at December 31, 2010 and 2009, respectively.

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

These factors, together with the number of classes starting each month, affect our operational cash flow. Our costs and expenses have increased with the increase in student enrollment and the increased percentage of civilian students, and we expect to fund these expenses through cash from operations.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $47.1 million, $36.8 million and $29.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Investing Activities

Net cash used in investing activities was $23.0 million, $11.8 million and $10.9 million for the years ended December 31, 2010, 2009, and 2008 respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which have been related to buildings to support expansion,  software development related to our PAD system, and computers and equipment to support increased staff. Capital expenditures could be higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. In 2010, we acquired land and buildings for $1.7 million in Charles Town and Ranson, West Virginia, with the intent of renovating approximately 85,000 square feet, to accommodate future growth. The projects should result in an additional expenditure of approximately $9.0 million to $11.0 million over the next 12 to 18 months.

Financing Activities

Net cash used in financing activities was $17.6 million for the year ended December 31, 2010 compared with net cash provided by financing activities of $2.2 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. The increase in cash used in financing activities was related to a $20 million stock repurchase program that was implemented and completed in 2010.

Contractual Commitments

We have various contractual obligations consisting of operating leases. The following table sets forth our future contractual obligations as of December 31, 2010.

		Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	5,036	1,418	2,383	1,235

Total contractual obligations	$5,036	$1,418	$2,383	$1,235

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2008, 2009 or 2010. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition. We do not generally increase our undergraduate tuition rates, however our costs do continually increase with inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2010.

Market Risk

We have no material derivative financial instruments or derivative commodity instruments. We maintain our cash and cash equivalents in bank deposit accounts, which at times may exceed Federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Public Education, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiary listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2011 expressed and unqualified opinion on the effectiveness of American Public Education, Inc. and Subsidiary’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

Vienna, Virginia
February 18, 2011

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Balance Sheets

	As of
	December 31,
	2009	2010

	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$74,866	$81,352
Accounts receivable, net of allowance of $896 in 2009 and $1,050 in 2010	8,664	10,269
Prepaid expenses	2,990	4,233
Income tax receivable	863	780
Deferred income taxes	999	1,369

Total current assets	88,382	98,003
Property and equipment, net	25,294	42,415
Other assets	2,077	1,421

Total assets	$115,753	$141,839

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,756	$9,422
Accrued liabilities	8,003	9,349
Deferred revenue and student deposits	14,204	18,815

Total current liabilities	28,963	37,586
Deferred income taxes	4,772	6,953

Total liabilities	33,735	44,539
Commitments and contingencies (Note 3 and 8)
Stockholders’ equity:
Preferred Stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value;
authorized shares - 100,000; 18,593 issued and 17,911 outstanding in 2010; 18,276 issued and outstanding in 2009	183	186

Additional paid-in capital	136,380	141,757
Less cost of 682 shares of repurchased stock in 2010	—	(19,966)
Accumulated deficit	(54,545)	(24,677)

Total stockholders’ equity	82,018	97,300

Total liabilities and stockholders’ equity	$115,753	$141,839

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Income

	Year Ended
	December 31,
	2008	2009	2010

	(In thousands, except per share amounts)

Revenues	$107,147	$148,998	$198,174

Costs and expenses:
Instructional costs and services	43,561	58,383	75,309
Selling and promotional	12,361	20,479	34,296
General and administrative	21,302	25,039	32,045
Depreciation and amortization	4,235	5,231	6,502

Total costs and expenses	81,459	109,132	148,152

Income before interest income and income taxes	25,688	39,866	50,022
Interest income, net	706	94	111

Income from operations before income taxes	26,394	39,960	50,133
Income tax expense	10,207	16,017	20,265

Net income	$16,187	$23,943	$29,868

Net income attributable to common stockholders per common share:
Basic	$0.91	$1.32	$1.63
Diluted	$0.86	$1.27	$1.59
Weighted average number of shares outstanding:
Basic	17,840	18,167	18,281
Diluted	18,822	18,906	18,837

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

	(In thousands, except shares)
	Class A						Additional		Total
	Common Stock		Common Stock		Repurchased Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2007	—	—	17,687,952	$177	—	$—	$128,005	$94,675)	$33,507
Stock issued in public offerings, net of issuance costs			40,000	—	—	—	220		220
Stock issued for cash	—	—	296,919	3	—	—	547	—	550
Stock issued for director compensation	—	—	4,872	—	—	—	196	—	196
Restricted stock repurchased from stockholders			—	—	(6,419)	(295)	—	—	(295)
Stock-based compensation	—	—	—	—	—	—	1,674	—	1,674
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,436	—	1,436
Net income	—	—	—	—	—	—	—	16,187	16,187
Balance at December 31, 2008	—	—	18,029,743	180	(6,419)	(295)	132,078	(78,488)	53,475
Stock issued for cash	—	—	254,041	3	—	—	637	—	640
Stock issued for director compensation	—	—	4,721	1	—	—	185	—	186
Repurchased and retired shares of restricted stock from stockholders			(12,850)	(1)	6,419	295	(514)	—	(220)
Stock-based compensation	—	—	—	—	—	—	2,223	—	2,223
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,771	—	1,771
Net income	—	—	—	—	—	—	—	23,943	23,943
Balance at December 31, 2009	—	—	18,275,655	183	—	—	136,380	(54,545)	82,018
Stock issued for cash	—	—	322,134	3			1,118	—	1,121
Stock issued for director compensation	—	—	4,424	—	—	—	174	—	174
Repurchased shares of restricted stock from stockholders	—	—	(9,625)	—	(682,046)	(19,966)	(274)	—	(20,240)
Stock-based compensation	—	—	—	—	—	—	2,805	—	2,805
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,554		1,554
Net income	—	—	—	—	—	—	—	29,868	29,868
Balance at December 31, 2010	—	$—	18,592,588	$186	(682,046)	$(19,966)	$141,757	$(24,677)	$97,300

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2008	2009	2010

	(In thousands)
Operating activities
Net income	$16,187	$23,943	$29,868
Adjustments to reconcile net income to net cash provided by operating activities
Increase in allowance for doubtful accounts	152	359	154
Depreciation and amortization	4,235	5,231	6,502
Stock-based compensation	1,674	2,223	2,805
Loss on disposal	—	5	129
Stock issued for director compensation	196	186	174
Deferred income taxes	1,295	722	1,811
Changes in operating assets and liabilities:
Accounts receivable	(1,443)	(2,835)	(1,759)
Prepaid expenses and other assets	(560)	(837)	(1,312)
Income tax receivable	(217)	443	83
Accounts payable	2,474	1,810	2,666
Accrued liabilities	2,752	928	1,346
Deferred revenue and student deposits	3,012	4,578	4,611

Net cash provided by operating activities	29,757	36,756	47,078

Investing activities
Capital expenditures	(10,009)	(10,758)	(22,454)
Capitalized program development costs and other assets	(896)	(1,037)	(573)

Net cash used in investing activities	(10,905)	(11,795)	(23,027)

Financing activities
Cash paid for repurchase of common/restricted stock	(295)	(220)	(20,240)
Cash received from issuance of common stock , net of issuance costs	770	640	1,121
Excess tax benefit from stock based compensation	1,436	1,771	1,554

Net cash provided by (used in) financing activities	1,911	2,191	(17,565)

Net increase in cash and cash equivalents	20,763	27,152	6,486
Cash and cash equivalents at beginning of period	26,951	47,714	74,866

Cash and cash equivalents at end of period	$47,714	$74,866	$81,352

Supplemental disclosures of cash flow information
Income taxes paid	$8,023	$12,932	$16,819

Note 1.	Nature of Business and Significant Accounting Policies

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

Valuation of long-lived assets.   The Company accounts for the valuation of long-lived assets under FASB ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. FASB ASC Topic 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Revenue recognition.   The Company records all tuition as deferred revenue when students begin a class. At the beginning of each class, revenue is recognized on a pro rata basis over the period of the class, which is either eight or sixteen weeks. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for classes that are in progress. Students who request to be placed on program hold are required to complete or withdraw from the courses prior to being placed on hold. Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with FASB ASC Topic 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also include book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor. Tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program that remits payments directly to the Company. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been yet earned by the Company is presented as deferred revenue in the accompanying balance sheet.

Deferred revenue and student deposits at December 31, 2009 and 2010 consisted of the following:

	As of
	December 31,
	2009	2010

	(In thousands)
Deferred revenue	$8,848	$10,806
Student deposits	5,356	8,009
Total deferred revenue and student deposits	$14,204	$18,815

The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $725,000, $851,000 and $1,044,000 was provided for the years ended December 31, 2008, 2009 and 2010, respectively, and are included as a reduction to tuition revenue in the accompanying statements of income

Advertising costs.   Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2008, 2009 and 2010 were $6,405,000, $12,105,000 and $22,046,000 respectively, and are included in selling and promotion costs in the accompanying statements of income.

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

There were no material uncertain tax positions as of December 31, 2009 and 2010. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

Stock-based compensation.   The Company applies FASB ASC Topic 718, Share-Based Payment, which requires companies to expense share-based compensation based on fair value.

The following amounts of stock-based compensation have been included in the operating expense line-items indicated:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Instructional costs and services	$223	$469	$717
Selling and promotional	70	147	224
General and administrative	1,381	1,607	1,864

Total stock-based compensation expense	$1,674	$2,223	$2,805

Income per common share.   Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.

There were no outstanding options to purchase common shares that were not included in the computation of diluted net income per common share for the years ended December 31, 2008 and 2010 and 83,884 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2009

Fair value of financial instruments.   The methods and significant assumptions used to estimate the fair values of financial instruments are as follows: the carrying amounts of cash and cash equivalents, tuition receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

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

Note 2.	Property and Equipment

Property and equipment at December 31, 2009 and 2010 consisted of the following:

	Useful
	Life	2009	2010
		(in thousands)
Land	—	$1,881	$2,921
Building and building improvements	27.5 - 39 years	8,814	17,423
Leasehold improvements	up to 7 years	1,574	1,819
Office equipment	5 years	1,239	1,436
Computer equipment	3 years	5,946	9,837
Furniture and fixtures	7 years	2,256	4,097
Vehicles	5 years	47	47
Software development	5 years	17,143	23,163
Program development	3 years	969	2,038

		39,869	62,781
Accumulated depreciation and amortization		14,575	20,366

		$25,294	$42,415

During the years ended December 31, 2008, 2009 and 2010, the Company recorded $4,235,000, $5,081,000 and $6,352,000 respectively, in depreciation expense. In addition, the Company recorded $150,000 in amortization expense during the years ended December 31, 2009 and 2010, respectively, related to other assets.

Note 3.	Operating Leases

The Company leases office space in Virginia and West Virginia under operating leases that expire between June 2011 and March 2015. Rent expense related to these operating leases amounted to $1,020,000, $1,274,000 and $1,467,000 for the years ended December 31, 2008, 2009 and 2010, respectively. The minimum rental commitment under the operating leases is due as follows:

Years Ending December 31,
(in thousands)
2011	$1,418
2012	1,227
2013	1,156
2014	1,022
2015	213

$5,036

Note 4.	Income Taxes

The components of the income tax expense for the years ended December 31, 2008, 2009 and 2010 were as follows:

	2008	2009	2010
	(in thousands)
Current income tax expense:
Federal	$7,158	$12,564	$14,962
State	1,754	2,731	3,492

	8,912	15,295	18,454

Deferred tax expense:
Federal	1,090	594	1,622
State	205	128	189

	1,295	722	1,811

	$10,207	$16,017	$20,265

The tax effects of principal temporary differences are as follows:

	2009	2010
	(in thousands)
Deferred tax assets:
Property and equipment	$1,632	$1,711
Stock option compensation expense	843	1,262
Allowance for doubtful accounts	355	417
Accrued vacation and severance	238	295
Restricted stock	131	290

	3,199	3,975

Deferred tax liabilities:
Income tax deductible capitalized software development costs	(6,096)	(8,510)
Prepaid expenses	(569)	(896)
Section 481(a) adjustment	(307)	(153)

	(6,972)	(9,559)

	$(3,773)	$(5,584)

The deferred tax amounts above have been classified on the accompanying balance sheets as of December 31, 2009 and 2010, as follows:

	2009		2010
	(in thousands)
Current assets		$999		$1,369

Non-current liabilities	$	(4,772)	$	(6,953)

Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income, as follows:

	2008		2009		2010
	Amount	%	Amount	%	Amount	%
	(in thousands)
Tax expense at statutory rate	$9,238	35.00	$13,986	35.00	$17,546	35.00
State taxes, net	1,273	4.82	1,859	4.65	2,392	4.77
Permanent differences	138	0.53	159	0.39	141	0.28
Other	(442)	(1.67)	13	0.04	186	0.37

	$10,207	38.68	$16,017	40.08	$20,265	40.42

Permanent differences in the table above are mainly attributable to nondeductible stock-based compensation on incentive stock options.

Other is primarily historic rehabilitation credits associated with real estate acquired in 2006, adjustments for estimates made in a prior period, and research and development tax credits related to capitalized software development costs.

The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For federal and state tax purposes, tax years 2007-2010 remain open to examination.

Note 5.	Other Employee Benefits

The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to all of its eligible employees. The participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions. On June 20, 2008, the Company filed a Form S-8 to register 100,000 shares of common stock that may be purchased in the open market and subsequently issued pursuant to the retirement plan. The Company made discretionary contributions to the plan of $843,000, $1,134,000 and $1,528,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP was implemented effective July 1, 2008, with quarterly enrollment periods. Participants may only enter the plan and establish their withholdings at the start of an enrollment period. They may withdraw from the plan and end payroll deductions any time up to five days before the purchase date and funds will be returned to them. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually (or the value of the common stock cannot exceed $25,000). The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 100,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2009 and 2010 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2009	2,955	$42.06	$35.75	$18,646
June 30, 2009	2,997	$39.55	$33.61	$17,802
September 30, 2009	4,168	$34.73	$29.52	$21,715
December 31, 2009	3,962	$34.36	$29.20	$20,444
Total/Weighted Average	14,082	$37.19	$31.61	$78,607

March 31, 2010	3,449	$46.60	$39.61	$24,109
June 30, 2010	3,331	$43.70	$37.14	$21,851
September 30, 2010	5,655	$32.86	$27.93	$27,879
December 31, 2010	4,976	$37.24	$31.65	$27,816
Total/Weighted Average	17,411	$38.91	$33.07	$101,655

Note 6.	Stockholders’ Equity

Stock Incentive Plans

In February 2002, the Company adopted the 2002 Stock Incentive Plan (the “2002 Stock Plan”). The 2002 Stock Plan initially allowed the Company to grant up to 990,000 shares of stock options and restricted stock at fair value to employees, officers, directors, and service providers of the Company and its affiliates, at the discretion of the Board of Directors. Options granted to date and currently outstanding vest ratably over periods of three to five years and expire in 10 years from the date of grant. The options were granted to employees at a purchase price that approximates the fair value of the Company’s stock. In August 2002 and August 2005, the 2002 Stock Plan was amended to increase the shares of common stock reserved for grant under the plan to 1,815,000 and 2,200,000, respectively.

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

In connection with the Company’s initial public offering on November 8, 2007, the Company granted options to purchase 259,050 shares of common stock with an exercise price equal to the initial public offering price of $20.00 per share. The options will vest ratably over a period of three years and the options will expire seven years from the date of grant. In connection with the closing of the public offering, on November 14, 2007, the Company issued 72,573 shares of restricted stock to employees and directors at the initial public offering price of $20.00 per share. The restricted stock issued to employees will vest ratably over a period of three years, and the restricted stock granted to directors vested in full in connection with the Company’s 2008 annual meeting of stockholders. Upon the closing of the initial public offering, the Company issued 10 shares to each full time employee below the level of vice president, for an aggregate of 3,800 shares of common stock.

For the years ended December 31, 2008, 2009 and 2010, the Company recognized $1,674,000, $2,223,000 and $2,805,000 in stock-based compensation expense as required under FASB ASC Topic 718 and a total income tax benefit of $575,000, $767,000 and $1,063,000 respectively.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. We calculate the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins No. 107 and 110 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	2008	2009	2010

Expected volatility	26.23%	27.17-28.93%	26.46%
Expected dividends	0.00%	0.00%	0.00%
Expected term, in years	4.5	4.5	4.5
Risk-free interest rate	2.59%	1.00 to 2.53%	2.65%
Weighted-average fair value of options granted during the year	$8.26	$9.23	$9.42

A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2010 and the changes during the periods then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average Exercise	Contracual	Intrinsic
	of Options	Price	Life (years)	Value
				(in thousands)
Outstanding, December 31, 2009	1,125,804	$10.42
Options granted	189,700	$34.98
Awards exercised	(286,612)	$3.91
Options forfeited	(6,166)	$37.19

Outstanding, December 31, 2010	1,022,726	$16.63	5.27	$21,078
Exercisable, December 31, 2010	719,554	$11.13	5.06	$18,788

The following table summarizes information regarding stock option exercises:

	2008	2009	2010
	(In thousands)
Proceeds from stock options exercised	$550	$654	$1,121
Intrinsic value of stock options exercised	$9,978	$7,892	$9,841
Tax benefit from exercises	$1,654	$2,342	$2,048

As of December 31, 2010 there was $3,035,000 of total unrecognized compensation cost, representing $1,618,000 of unrecognized compensation cost associated with share-based compensation arrangements, and $1,417,000 of unrecognized compensation cost associated with non-vested restricted stock. That total remaining cost is expected to be recognized over a weighted average period of .99 and 1.00 years, respectively.

There were no outstanding options to purchase common shares that were not included in the computation of diluted net income per common share for the years ended December 31, 2008 and, 2010, respectively and there were 83,884 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2009.

Restricted Stock

The table below sets forth the restricted stock activity for the year ended December 31, 2010:

		Weighted
	Number	Average Grant
	of Shares	Price and Fair Value
Non vested, December 31, 2009	49,339	$29.61
Shares granted	46,968	37.07
Vested shares	(35,522)	26.96
Shares forfeited	(1,666)	33.06

Non vested, December 31, 2010	59,119	$37.03

There were no shares of restricted stock not included in the computation of diluted net income per common share for the year ended December 31, 2010. The Company recognized an income tax benefit of $538,000 and $398,000 from vested shares for the year ended December 31, 2010 and 2009, respectively.

Employees are provided the option to forfeit to the Company shares equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the year ended December 31, 2008, 2009 and 2010, the Company accepted for forfeiture 6,419 shares for $295,000, 6,431 shares for $218,000 and 9,625 shares for $274,000, respectively, under this arrangement.

Repurchase

During the year ended December 31, 2010, the Company repurchased 682,046 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	-	-	-	$20,000,000
August 1, 2010 – August 31, 2010	130,000	$25.34	130,000	$16,705,692
September 1, 2010 – September 30, 2010	210,000	$28.00	210,000	$10,825,486
October 1, 2010 – October 31, 2010	210,000	$32.74	210,000	$3,949,312
November 1, 2010 – November 30, 2010	132,046	$29.91	132,046	-
December 1, 2010 – December 31, 2010	-	-	-	-
Total	682,046	$26.98	682,046	-

Note 7.	Secondary Public Offerings

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

Note 8.	Contingencies

From time to time the Company may be involved in litigation in the normal course of its business. Management does not expect that the resolution of these matters would have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

Note 9.	Concentration

Approximately 61%, 56% and 50% of the Company’s 2008, 2009 and 2010 revenues, respectively, were derived from students who receive tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. A reduction in this assistance could have a significant impact on the Company’s operations. In October of 2006, APUS was approved for participation in Title IV programs, allowing the Company to participate in federal student aid programs. Approximately, 14%, 19% and 24% of the Company’s 2008, 2009 and 2010 revenues respectively, were derived from students who received federal student aid.

Note 10.	Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB ASC Topic 280, “Segment Reporting”, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Because the Company operates in one segment and provides one group of similar services, all financial segment and product line information required by FASB ASC Topic 280 can be found in the consolidated financial statements.

Note 11.	Subsequent Events

We have reviewed our business activities through February 18, 2011, and have no additional subsequent events to report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent auditors, McGladrey & Pullen, LLP, have issued an audit report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Public Education, Inc.

We have audited American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. American Public Education, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Public Education, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 18, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Vienna, Virginia
February 18, 2011

Changes in internal control over financial reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Additional Information

The additional information regarding directors, executive officers and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2010 with respect to our 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2010 with respect to our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2010 with respect to our 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2010 with respect to our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2010 with respect to our 2011 Annual Meeting of Stockholders.

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

AMERICAN PUBLIC EDUCATION, INC.

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions/ (reductions)	Write-offs		Balance at end of period

Year ended December 31, 2010:
Allowance for receivables	$896	$2,128	$	(1,974)	$1,050

Year ended December 31, 2009:
Allowance for receivables	$537	$781	$	(422)	$896

Year ended December 31, 2008:
Allowance for receivables	$385	$454	$	(302)	$537

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,, in the city of Charles Town, State of West Virginia, on February 18, 2011.

American Public Education, Inc.

By:	/s/ Dr. Wallace E. Boston, Jr.
Name: Dr. Wallace E. Boston, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Dr. Wallace E. Boston, Jr.	February 18, 2011	President, Chief Executive Officer and Director
Dr. Wallace E. Boston, Jr.		(Principal Executive Officer)

/s/ Harry T. Wilkins	February 18, 2011	Executive Vice President and
Harry T. Wilkins		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ J. Christopher Everett	February 18, 2011	Chairman of the Board of Directors
J. Christopher Everett

/s/ F. David Fowler	February 18, 2011	Director
F. David Fowler

/s/ Jean C. Halle	February 18, 2011	Director
Jean C. Halle

/s/ Timothy J. Landon	February 18, 2011	Director
Timothy J. Landon

/s/ Barbara G. Fast	February 18, 2011	Director
Barbara G. Fast

/s/ Timothy W. Weglicki	February 18, 2011	Director
Timothy W. Weglicki

INDEX TO EXHIBITS

Exhibit No.			Exhibit Description

	3.1		Fifth Amended Restated Certificate of Incorporation of the Company(1)
	3.2		Second Amended and Restated Bylaws of the Company(1)
	4.1		Form of certificate representing the Common Stock, $0.01 par value per share, of the Company
	10	.1+	American Public Education, Inc. 2002 Stock Incentive Plan
	10	.1A+	Form of Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
	10	.1B+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2002 Stock Incentive Plan
	10	.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan
	10	.2A+	Form of Non-Qualified Stock Option Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
	10	.2B+	Form of Restricted Stock Agreement for grants pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
	10	.2C+	Form of Restricted Stock Agreement for grants to Directors pursuant to the American Public Education, Inc. 2007 Omnibus Incentive Plan
	10.3		Form of Indemnification Agreement
	10	.4+	Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007
	10	.4A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (2)
	10	.5+	Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007
	10	.5A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007 (2)
	10	.6+	Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005
	10	.6A+	Amendment dated December 31, 2008, to the Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005 (2)
	10	.11+	American Public Education, Inc. Employee Stock Purchase Plan
	21.1		List of Subsidiaries (filed herewith)
	23.1		Consent of McGladrey & Pullen, LLP (filed herewith)
	31.1		Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EX	-101	.INS	XBRL Instance Document

EX	-101	.SCH	XBRL Taxonomy Extension Schema Document

EX	-101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX	-101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX	-101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document

EX	-101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 01-33810), filed with the Commission on March 10, 2009.
(3)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 01-33810), filed with the Commission on November 5, 2009.

(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on December 28, 2009.