Form 10-Q
period 2011-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2011-05-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

     The total number of shares of common stock outstanding as of May 9, 2011 was 17,882,719.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31,	As of December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,530	$81,352
Accounts receivable, net of allowance of $893 in 2011 and $1,050 in 2010	9,890	10,269
Prepaid expenses	4,654	4,233
Income tax receivable	-	780
Deferred income taxes	1,553	1,369

Total current assets	112,627	98,003
Property and equipment, net	44,203	42,415
Other assets, net	1,580	1,421
Total assets	$158,410	$141,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,162	$9,422
Accrued liabilities	9,444	9,349
Income taxes payable	4,423	-
Deferred revenue and student deposits	22,439	18,815

Total current liabilities	46,468	37,586
Deferred income taxes	6,930	6,953
Total liabilities	53,398	44,539

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value;
Authorized shares - 10,000; no shares issued or
outstanding	-	-
Common stock, $.01 par value;
Authorized shares - 100,000; 18,647 issued and 17,933
outstanding in 2011; 18,593 issued and 17,911
outstanding in 2010	186	186
Additional paid-in capital	142,930	141,757
Less cost of 714 shares of repurchased stock in 2011
and 682 shares of repurchased stock in 2010	(21,284)	(19,966)
Accumulated deficit	(16,820)	(24,677)

Total stockholders’ equity	105,012	97,300

Total liabilities and stockholders' equity	$158,410	$141,839

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)

Revenues	$58,664	$47,311
Costs and expenses:
Instructional costs and services	22,105	18,025
Selling and promotional	10,884	7,109
General and administrative	10,511	7,632
Depreciation and amortization	2,093	1,408

Total costs and expenses	45,593	34,174

Income from operations before
interest income and income taxes	13,071	13,137
Interest income, net	27	22

Income before income taxes	13,098	13,159
Income tax expense	5,241	5,511

Net income	$7,857	$7,648

Net Income per common share:
Basic	$0.44	$0.42

Diluted	$0.43	$0.40

Weighted average number of
common shares:
Basic	17,934,794	18,322,090

Diluted	18,382,313	18,979,621

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Operating activities
Net income	$7,857	$7,648
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for (recovery of) bad debt	(157)	282
Depreciation and amortization	2,093	1,408
Stock-based compensation	862	755
Stock issued for director compensation	33	44
Deferred income taxes	(207)	(237)
Changes in operating assets and liabilities:
Accounts receivable	536	613
Prepaid expenses and other assets	(804)	(328)
Income tax receivable	780	863
Accounts payable	740	(2,269)
Accrued liabilities	95	418
Income taxes payable	4,423	4,679
Deferred revenue and student deposits	3,624	309

Net cash provided by operating activities	19,875	14,185

Investing activities
Capital expenditures	(3,597)	(3,711)
Capitalized program development costs and other assets	(60)	(131)

Net cash used in investing activities	(3,657)	(3,842)

Financing activities
Cash paid for repurchase of common stock	(1,542)	(65)
Cash received from issuance of common stock	438	337
Excess tax benefit from stock based compensation	64	53

Net cash provided by (used in) financing activities	(1,040)	325

Net increase in cash and cash equivalents	15,178	10,668
Cash and cash equivalents at beginning of period	81,352	74,866

Cash and cash equivalents at end of period	$96,530	$85,534

Supplemental disclosure of cash flow information
Income taxes paid	$181	$153

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.   The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements included in its Annual Report, on Form 10-K, for the year ended December 31, 2010.

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

On February 28, 2011 the U.S. Department of Education began an on-site program review of the University’s administration of the Title IV programs.  In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, the Department of Education sends the institution a program review report.  The institution has the opportunity to respond to the findings in the program review report.  The Department of Education then issues a final program review determination letter, which identifies any liabilities.  The institution may appeal any monetary liabilities specified in the final program review determination letter.  The site visit for the University’s program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.

The Company recently received the program review report and plans to respond timely to it.  The report includes three findings, two of which involve individual student-specific errors.  The third finding is that the University’s policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that the University consequently failed to calculate and return federal student financial aid that the University was required to return to the Department of Education as the result of these unofficial withdrawals. As part of the process of responding to this finding, the Company is conducting a file review for the period from July 1, 2009 through December 31, 2010.  The Department of Education has not specified a potential penalty, and the Company has not accrued any amounts in connection with the program review.  The Company believes that if it is liable for refunds to the Department of Education for these students, the amount could be up to approximately $1.2 million and would be offset in the Company’s financial results by any amounts that the Company may eventually collect from the students to whom the funds were disbursed or amounts these students may have already repaid the Department.  The Company has disclosed more information on the program review in Item 2 of this Quarterly Report on Form 10-Q under the heading “Regulatory Update.”

   Concentration
Approximately 47% of the Company’s revenues for the three month period ended March 31, 2011 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 53% of the Company’s revenues for the three months ended March 31, 2010. Approximately 30% of the Company’s revenues for the three months ended March 31, 2011 were from students using financial aid under Title IV programs compared to 20% for the three months ended March 31, 2010. A reduction in either of these programs or the change in maximum benefits allowed to students could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were no anti-dilutive stock options or restricted stock excluded from the calculation for the three months ended March 31, 2011 and March 31, 2010.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2007-2010 remain open to examination.

5. Stock Based Compensation

On August 3, 2007, the Board of Directors adopted the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “new equity plan”), and APEI’s stockholders approved the new equity plan on November 6, 2007. The new equity plan was effective as of August 3, 2007.  As of March 31, 2011 there were 180,397 shares available for grant under the plan.  Awards under the new equity plan may be stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

	March 31, 2011	March 31, 2010
Expected volatility	39.04%	26.46%
Expected dividends	0.00%	0.00%
Expected term, in years	4.5	4.5
Risk-free interest rate	2.01%	2.65%
Weighted-average fair value of options
granted during the year	$13.22	$9.37

Options granted through March 31, 2011 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

				Aggregate
		Weighted	Weighted-Average	Intrinsic
	Number	Average	Contractual	Value
	of Options	Exercise Price	Life (Yrs)	(In thousands)
Outstanding, December 31, 2010	1,022,726	$16.63
Options granted	177,950	$37.52
Awards exercised	(39,761)	$11.29
Awards forfeited	(2,733)	$25.19

Outstanding, March 31, 2011	1,158,182	$20.01	5.34	$23,678

Exercisable, March 31, 2011	806,965	$13.39	4.95	$21,834

The following table summarizes information regarding stock option exercises (unaudited):

	March 31, 2011	March 31, 2010
	(In thousands)
Proceeds from stock options exercised	$449	$337
Intrinsic value of stock options exercised	$1,197	$3,108
Tax benefit from exercises	$365	$146

The table below summarizes the restricted stock activity for the three months ended March 31, 2011 (unaudited):

		Weighted-Average
	Number	Grant Price
	of Shares	and Fair Value
Non vested, December 31, 2010	59,119	$37.03
Shares granted	40,375	$37.52
Vested shares	(18,946)	$36.48
Shares forfeited	(183)	$35.62
Non vested, March 31, 2011	80,365	$37.41

Stock based compensation cost charged against income during the three month period ended March 31, 2011 and March 31, 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Instructional costs and services	$254	$176
Marketing and promotional	87	59
General and administrative	521	520
Stock-based compensation expense in operating income	862	755
Tax benefit	(334)	(280)
Stock-based compensation expense, net of tax	$528	$475

As of March 31, 2011, there was $6.0 million of total unrecognized compensation cost, representing $3.5 million of unrecognized compensation cost associated with share-based compensation arrangements, and $2.5 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Form 10-Q, in the “Risk Factors” section of this Form 10-Q,  in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”) and in our various filings with the Securities and Exchange Commission.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

   Summary

Adjusted net course registrations increased 31% for the three month period ended March 31, 2011 over the three month period ended March 31, 2010. Adjusted net course registrations are net course registrations that are adjusted to reflect that beginning January 3, 2011, the Company combined one-credit lab courses with their related three-credit classes. As a result, adjusted net course registration growth rates exclude other non-credit registrations and are presented as if labs and classes were combined in the prior year period. Our revenue increased from $47.3 million to $58.7 million, or by 24% for the three month period ended March 31, 2011 over the three month period ended March 31, 2010.   Operating margins decreased to 22.2% from 27.8% for the three month period ended March 31, 2011 over the three month period ended March 31, 2010.

Our results of operations normally fluctuate as a result of variations in our business, principally due to the level of our selling and promotional expenses and changes in enrollment, and we expect that going forward as our overall growth rate declines we will see a more pronounced seasonal fluctuation in new enrollments.  In the second quarter of 2010, we experienced slower growth in active duty military registrations. As a result, beginning with the third quarter of 2010 we increased, and in subsequent quarters we continued to increase, our marketing spend to attempt to increase civilian registrations.  In what we believe is a challenging time for the industry, we believe that the long term health of our business is best served by continuing to focus on marketing and promotional activities intended to expand awareness of our brand and increase net registrations from the civilian market.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2010 included in our Annual Report for the year ended December 31, 2010.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months
	Ended March 31,
	2011	2010

Revenues	100.0%	100.0%
Costs and expenses:
Instructional costs and services	37.7	38.1
Selling and promotional	18.6	15.0
General and administrative	17.9	16.1
Depreciation and amortization	3.6	3.0

Total costs and expenses	77.8	72.2

Income from operations before
interest income and income taxes	22.2	27.8
Interest income, net	-	-

Income from operations
before income taxes	22.2	27.8
Income tax expense	8.9	11.6

Net Income	13.3%	16.2%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

     Revenues. Our revenues for the three months ended March 31, 2011 were $58.7 million, an increase of $11.4 million, or 24%, compared to $47.3 million for the three months ended March 31, 2010. The increase was primarily a result of an increase in the number of net course registrations from new civilian students.

     Costs and Expenses.  Costs and expenses for the three months ended March 31, 2011 were $45.6 million, an increase of $11.4 million, or 33%, compared to $34.2 million for the three months ended March 31, 2010.  Costs and expenses as a percentage of revenues increased to 77.8% for the three months ended March 31, 2011 from 72.2% for the three months ended March 31, 2010.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2011 were $22.1 million, representing an increase of 23% from $18.0 million for the three months ended March 31, 2010.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 37.7% for the three months ended March 31, 2011, compared to 38.1% for the three months ended March 31, 2010.

     Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2011 were $10.9 million, representing an increase of 54% from $7.1 million for the three months ended March 31, 2010.  This increase was primarily due to an increase in civilian outreach, online advertising, and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 18.6% for the three months ended March 31, 2011 from 15.0% for the three months ended March 31, 2010.  This increase reflects additional marketing expense to attempt to increase civilian registrations and to expand awareness of the APU brand to the civilian market.

     General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2011 were $10.5 million representing an increase of 38% from $7.6 million for the three months ended March 31, 2010.  The increase in expense was a result of an increase in expenditures for stock-based compensation, recruiting, financial aid processing fees, bad debt expense and an increase in expenditures for technology required to support the increase in civilian students and regulatory changes.  General and administrative expenses as a percentage of revenues increased to 17.9% for the three months ended March 31, 2011 from 16.1% for the three months ended March 31, 2010.  The percentage increase was primarily due to stock-based compensation, recruiting, financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

     Depreciation and amortization. Depreciation and amortization expenses were $2.1 million for the three months ended March 31, 2011, compared with $1.4 million for the three months ended March 31, 2010.  This represents an increase of 50%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base and from the amortization of a software license related to our learning management system.

     Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended March 31, 2011 were $862,000 in the aggregate, representing an increase of 14% from $755,000 for the three months ended March 31, 2010.  The increase in stock-based compensation for the three months ended March 31, 2011 is primarily attributable to new grants issued in the first quarter of 2011.

     Interest income, net. Our interest income, net increased by $5,000 for the three months ended March 31, 2011 to $27,000 from $22,000 for the three months ended March 31, 2010, representing an increase of 23%.  This increase was principally due to an increase in cash and cash equivalents  compared to the same period last year.

     Income tax expense. We recognized income tax expense for the three months ended March 31, 2011 and March 31, 2010 of $5.2 million and $5.5 million, respectively, or effective tax rates of 40.0% and 41.9%, respectively.

     Net income. Our net income was $7.9 million for the three months ended March 31, 2011, compared to net income of $7.6 million for the three months ended March 31, 2010, an increase of $209,000, or 3%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

   Liquidity

The Company financed operating activities and capital expenditures during the three months ended March 31, 2011 and 2010 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $96.5 million and $85.5 million at March 31, 2011 and March 31, 2010, respectively, representing an increase of $11.0 million, or 13%.

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

Our costs and expenses have increased with the increase in student enrollment and our increased selling and promotional expenses, and we expect to fund these expenses through cash generated from operations. Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

   Operating Activities

                Net cash provided by operating activities was $19.9 million and $14.2 million for the three months ended March 31, 2011 and 2010, respectively.  As revenue and profits have grown, cash has increased.

    Investing Activities

Net cash used in investing activities was $3.7 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively.  Capital expenditures were related to the acquisition of existing structures, new construction projects due to our ongoing evaluation of space needs, and our continued investment in systems. We expect these factors, and potentially others, to cause capital expenditures to increase in future periods, including in the near term.

    Financing Activities

                Net cash used in financing activities for the three months ended March 31, 2011 was $1.0 million from the repurchase of our common stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock based compensation. Net cash provided by financing activities for the three months ended March 31, 2010 was $325,000 from cash received from the issuance of common stock as a result of stock option exercises and the excess tax benefit from stock based compensation offset by the repurchase of common stock.

The Board of Directors has authorized a repurchase program to repurchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans after January 1, 2011, which for 2011 management currently estimates to be approximately 219, 208 shares of the Company’s common stock.  As of March 31, 2011 the Company had repurchased 32,000 shares under the repurchase program for an aggregate amount of $1.3 million.

Regulatory Update

In February 2011, The Higher Learning Commission conducted a site visit in connection with our reaccreditation process, which was scheduled in the normal course for the 2010-2011 academic year.  We have not yet received a final report and decision on our reaccreditation from The Higher Learning Commission.

On February 28, 2011 the U.S. Department of Education began an on-site program review of the University’s administration of the Title IV programs.  In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, the Department of Education sends the institution a program review report.  The institution has the opportunity to respond to the findings in the program review report.  The Department of Education then issues a final program review determination letter, which identifies any liabilities.  The institution may appeal any monetary liabilities specified in the final program review determination letter.

The site visit for our program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.  We recently received the program review report, and we plan to respond timely to it.  The report includes three findings, two of which involve individual student-specific errors.  The third finding is that our policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that we consequently failed to calculate and return federal student financial aid that we were required to return to the Department of Education as the result of these unofficial withdrawals.  The Department has taken the position that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period.  We disagree with this interpretation of Department of Education regulations and are considering the manner in which we will respond to the Department of Education.  As part of the process of responding to this finding, we are conducting a file review for the period from July 1, 2009 through December 31, 2010.  While the Department of Education has not specified a potential penalty, we believe that if we are liable for refunds to the Department of Education for these students, the amount could be up to approximately $1.2 million and would be offset in our financial results by any amounts that we may eventually collect from the students to whom the funds were disbursed or amounts these students may have already repaid the Department.

More information on the Title IV programs is contained in Part I, Item 1 of our Annual Report on Form 10-K under the heading “Regulation of our Business – Regulation of Title IV Financial Aid Programs” and in Part I, Item 1A of our Annual Report on Form 10-K under the heading “Risks Related to the Regulation of our Business.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At March 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of March 31, 2011.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 12, 2010, a putative class action lawsuit was commenced against the Company, Wallace E. Boston, Jr. ("Boston"), Frank B. McCluskey and Harry T. Wilkins ("Wilkins"), in the United States Court for the Northern District of West Virginia (Martinsburg Division), encaptioned Douglas N. Gaer v. American Public Education, Inc. et al, C.A. No. 3:10 CV-81. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s stock between February 22, 2010 to August 5, 2010 (the “Class Period”).  The plaintiff alleges that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company’s prospects, the Company’s common stock traded at artificially inflated prices throughout the Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not, at this time, specified the amount of damages being sought in this action.  In an order dated November 10, 2010, Douglas Gaer and the City of Miami Firefighters' and Police Officers' Retirement Trust were appointed co-lead plaintiffs and lead plaintiffs' counsel was approved.  On January 25, 2011, plaintiffs filed an Amended Complaint asserting the same statutory claims against the Company, Boston and Wilkins.  On or about March 10, 2011, defendants moved to dismiss the complaint in its entirety.  On or about April 25, 2011, plaintiffs filed an opposition to the motion to dismiss.   Defendants reply memorandum is due on or about May 16, 2011.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2010, and all of the other information set forth in this Form 10-Q and our Form 10-K and the additional information in the other reports we file with the Securities and Exchange Commission. In addition, you should also consider the risk factor[s] set forth below, which amend[s] and supplement[s] the risk factors referred to above, before deciding to invest in our common stock. If any of the risks contained in those reports, or described below, actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment.

Tuition assistance programs offered to United States Armed Forces personnel constituted 50% of our net course registrations for 2010, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of the armed forces that they may use to pursue postsecondary degrees. Service members of the United States Armed Forces can use tuition assistance at postsecondary schools that are accredited by accrediting agencies recognized by the U.S. Secretary of Education. Our tuition is currently structured so that tuition assistance payments for service members fully cover the service member’s per semester credit hour tuition cost of our undergraduate courses and cover more than 75% of the per course tuition cost of our graduate courses.  The current debate on the federal deficit has led to proposals to decrease the overall appropriations to the Department of Defense, which could lead to reductions in the size of the tuition assistance program or the amount that individual service members can use for particular courses.  If we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues would be significantly reduced resulting in a material adverse effect on our results of operations and financial condition.

A recent congressional investigation of Department of Defense, or DoD, tuition assistance programs used for distance education and proprietary institutions and a DoD rulemaking that would increase oversight of educational programs offered to active servicemembers could result in legislation that limits in whole or in part our participation in the tuition assistance program. See “Risks Related to the Regulation of our Industry” in the Risk Factors section of our Annual Report on Form 10-K for additional information on these developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three month period ending March 31, 2011, the Company repurchased 32,000 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2011 – January 31, 2011	-	-	-	219,208
February 1, 2011 – February 28, 2011	-	-	-	219,208
March 1, 2011 – March 31, 2011	32,000	$41.21	32,000	187,208
Total	32,000	$41.21	32,000	187,208

(1)
On March 5, 2011, the Company’s Board of Directors approved a stock repurchase program for its common stock, under which the Company may purchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans, which the Board of Directors estimates to be up to 219, 208 shares of the Company’s common.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions from time to time based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company's available cash.

(2)
During the three months ended March 31, 2011, the Company was deemed to have repurchased 6,050  shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

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

AMERICAN PUBLIC EDUCATION, INC.

/s/ Wallace E. Boston, Jr.	May 10, 2011

Dr. Wallace E. Boston, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Harry T. Wilkins	May 10, 2011

Harry T. Wilkins

Executive Vice President and Chief Financial Officer

(Principal Financial and Principal Accounting Officer)