Form 10-Q
period 2011-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2011-08-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The total number of shares of common stock outstanding as of August 8, 2011 was 17,832,022.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of June 30,	As of December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,503	$81,352
Accounts receivable, net of allowance of $1,224 in 2011 and
$1,050 in 2010	10,077	10,269
Prepaid expenses	4,581	4,233
Income tax receivable	528	780
Deferred income taxes	1,965	1,369

Total current assets	111,654	98,003
Property and equipment, net	45,197	42,415
Other assets, net	1,695	1,421
Total assets	$158,546	$141,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,831	$9,422
Accrued liabilities	9,561	9,349
Deferred revenue and student deposits	22,635	18,815

Total current liabilities	41,027	37,586
Deferred income taxes	7,324	6,953
Total liabilities	48,351	44,539

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value;
Authorized shares - 10,000; no shares issued or outstanding	-	-
Common stock, $.01 par value;
Authorized shares - 100,000; 18,691 issued and 17,851
outstanding in 2011; 18,593 issued and 17,911
outstanding in 2010	187	186
Additional paid-in capital	144,497	141,757
Less cost of 840 shares of repurchased stock in 2011 and
682 shares of repurchased stock in 2010	(26,645)	(19,966)
Accumulated deficit	(7,844)	(24,677)

Total stockholders’ equity	110,195	97,300

Total liabilities and stockholders' equity	$158,546	$141,839

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenues	$60,795	$46,254	$119,459	$93,565
Costs and expenses:
Instructional costs and services	23,011	17,376	45,116	35,401
Selling and promotional	9,721	8,120	20,605	15,229
General and administrative	10,910	7,451	21,421	15,083
Depreciation and amortization	2,242	1,568	4,335	2,976

Total costs and expenses	45,884	34,515	91,477	68,689

Income from operations before
interest income and income taxes	14,911	11,739	27,982	24,876
Interest income, net	25	35	52	57

Income before income taxes	14,936	11,774	28,034	24,933
Income tax expense	5,960	4,749	11,201	10,260

Net income	$8,976	$7,025	$16,833	$14,673

Net Income per common share:
Basic	$0.50	$0.38	$0.94	$0.80

Diluted	$0.49	$0.37	$0.92	$0.77

Weighted average number of
common shares:
Basic	17,890,298	18,407,149	17,912,423	18,364,843

Diluted	18,345,775	19,032,440	18,359,223	19,001,369

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)

Operating activities
Net income	$16,833	$14,673
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for bad debt	174	833
Depreciation and amortization	4,335	2,976
Stock-based compensation	1,608	1,477
Stock issued for director compensation	69	102
Deferred income taxes	(225)	2
Changes in operating assets and liabilities:
Accounts receivable	18	(1,180)
Prepaid expenses and other assets	(831)	178
Income tax receivable	252	(856)
Accounts payable	(591)	(1,307)
Accrued liabilities	212	(485)
Deferred revenue and student deposits	3,820	1,741

Net cash provided by operating activities	25,674	18,154

Investing activities
Capital expenditures	(6,796)	(8,477)
Capitalized program development costs and other assets	(112)	(258)

Net cash used in investing activities	(6,908)	(8,735)

Financing activities
Cash paid for repurchase of common stock	(6,903)	(66)
Cash received from issuance of common stock	688	833
Excess tax benefit from stock based compensation	600	1,111

Net cash (used in) provided by financing activities	(5,615)	1,878

Net increase in cash and cash equivalents	13,151	11,297
Cash and cash equivalents at beginning of period	81,352	74,866

Cash and cash equivalents at end of period	$94,503	$86,163

Supplemental disclosure of cash flow information
Income taxes paid	$10,575	$10,003

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc. (“APEI”) together with its subsidiary (the “Company”) is a provider of exclusively online postsecondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI’s one subsidiary is American Public University System, Inc. (the “University System”), a West Virginia corporation, which is a regionally accredited post-secondary online university that includes American Military University and American Public University.

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

    Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

There have been no applicable pronouncements since our last filing.

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

On February 28, 2011 the U.S. Department of Education began an on-site program review of the University System’s administration of the Title IV programs.  In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, the Department of Education sends the institution a program review report.  The institution has the opportunity to respond to the findings in the program review report.  The Department of Education then issues a final program review determination letter, which identifies any liabilities.  The institution may appeal any monetary liabilities specified in the final program review determination letter.  The site visit for the University System’s program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.

The Company received the program review report in April 2011.  The report includes three findings, two of which involve individual student-specific errors.  The third finding is that the University System’s policies failed to treat certain students as having unofficially withdrawn from the institution and that the University consequently failed to calculate and return federal student financial aid that the University System was required to return to the Department of Education as the result of these unofficial withdrawals. The Department has taken the position that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period. The Company disagrees with this interpretation of Department of Education regulations and filed a response to the Department of Education in June 2011.  The Department of Education has not specified a potential penalty, and the Company has not accrued any amounts in connection with the program review.  The Company believes that if it is liable for refunds to the Department of Education for these students, the amount could be up to approximately $837,000 and would be offset in the Company’s financial results by any amounts that the Company may eventually collect from the students to whom the funds were disbursed or amounts these students may have already repaid the Department.  As part of the process of responding to this finding, the Company continues to provide the Department with requested information and documents.

   Concentration

Approximately 44%  and 45% of the Company’s revenues for the three and six month periods ended June 30, 2011 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 51% and 52% of the Company’s revenues for the three and six months ended June 30, 2010, respectively. Approximately 34% and 32% of the Company’s revenues for the three and six months ended June 30, 2011, respectively, were from students using financial aid under the Title IV programs compared to 22% and 21% for the three and six months ended June 30, 2010, respectively. A reduction in either of these programs could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were no anti-dilutive stock options or restricted stock excluded from the calculation for the three months and six months ended June 30, 2011 and the three and six months ended June 30, 2010.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2007-2010 remain open to examination.

5. Stock Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the 2007 Omnibus Incentive Plan. The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2002 Stock Plan or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancelation or otherwise without the issuance of such shares.  As of June 30, 2011, there were 1,195,375 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

	June 30, 2011	June 30, 2010
Expected volatility	39.04%	26.46%
Expected dividends	0.00%	0.00%
Expected term, in years	4.5	4.5
Risk-free interest rate	2.01%	2.65%
Weighted-average fair value of options
granted during the year	$13.22	$9.37

Options granted through June 30, 2011 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

				Aggregate
		Weighted	Weighted-Average	Intrinsic
	Number	Average	Contractual	Value
	of Options	Exercise Price	Life (Yrs)	(In thousands)
Outstanding, December 31, 2010	1,022,726	$16.63
Options granted	177,950	$37.52
Awards exercised	(77,007)	$8.93
Awards forfeited	(2,733)	$25.19

Outstanding, June 30, 2011	1,120,936	$20.46	5.11	$26,962

Exercisable, June 30, 2011	774,704	$13.68	4.71	$23,883

The following table summarizes information regarding stock option exercises (unaudited):

	June 30, 2011	June 30, 2010
	(In thousands)
Proceeds from stock options exercised	$688	$833
Intrinsic value of stock options exercised	$2,620	$6,523
Tax benefit from exercises	$1,012	$1,393

The table below summarizes the restricted stock activity for the six months ended June 30, 2011 (unaudited):

		Weighted-Average
	Number	Grant Price
	of Shares	and Fair Value
Non vested, December 31, 2010	59,119	$37.03
Shares granted	40,375	$37.52
Vested shares	(24,872)	$37.98
Shares forfeited	(183)	$35.62
Non vested, June 30, 2011	74,439	$36.98

Stock based compensation cost charged against income during the three and six month period ended June 30, 2011 and June 30, 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Instructional costs and services	$214	$189	$468	$365
Marketing and promotional	78	56	165	115
General and administrative	454	477	975	997
Stock-based compensation expense in operating income	746	722	1,608	1,477
Tax benefit	(294)	(275)	(628)	(554)
Stock-based compensation expense, net of tax	$452	$447	$980	$923

As of  June 30, 2011, there was $5.3 million of total unrecognized compensation cost, representing $3.1 million of unrecognized compensation cost associated with share-based compensation arrangements, and $2.2 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.1 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Form 10-Q, in the “Risk Factors” section of this Form 10-Q,  in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”) and in our various filings with the SEC.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

   Summary

Adjusted net course registrations increased 28% and 29% for the three and six month period ended June 30, 2011 over the three and six month period ended June 30, 2010. Adjusted net course registrations are net course registrations that are adjusted to reflect that beginning January 3, 2011, the Company combined one-credit lab courses with their related three-credit classes. As a result, adjusted net course registration growth rates exclude other non-credit registrations and are presented as if labs and classes were combined in the prior year period. Our revenue increased from $46.3 million to $60.8 million, or by 31%, and $93.6 million to $119.5 million, or by 28%, for the three and six month period ended June 30, 2011 over the three month and six month period ended June 30, 2010, respectively.   Operating margins decreased to 24.5% from 25.3% and 23.5% from 26.6% for the three month and six month period ended June 30, 2011 over the three and six month period ended June 30, 2010, respectively.

Our results of operations normally fluctuate as a result of variations in our business, principally due to the level of our selling and promotional expenses and changes in enrollment, and we expect that going forward we will see a more pronounced seasonal fluctuation in new enrollments due to our increasing civilian population. In the second quarter of 2010, we experienced slower growth in active duty military registrations. As a result, beginning with the third quarter of 2010 we increased, and in subsequent quarters we continued to increase, our marketing spend to attempt to increase civilian registrations.  In what we believe is a challenging time for the industry, we believe that the long term health of our business is best served by continuing to focus on marketing and promotional activities intended to expand awareness of our brand and increase net registrations from the civilian market.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2010 included in our Annual Report for the year ended December 31, 2010.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	37.9	37.6	37.8	37.8
Selling and promotional	16.0	17.6	17.2	16.3
General and administrative	17.9	16.1	17.9	16.1
Depreciation and amortization	3.7	3.4	3.6	3.2

Total costs and expenses	75.5	74.7	76.5	73.4

Income from operations before
interest income and income taxes	24.5	25.3	23.5	26.6
Interest income, net	-	0.1	-	0.1

Income from operations
before income taxes	24.5	25.4	23.5	26.7
Income tax expense	9.8	10.3	9.4	11.0

Net Income	14.7%	15.1%	14.1%	15.7%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

     Revenues. Our revenues for the three months ended June 30, 2011 were $60.8 million, an increase of $14.5 million, or 31%, compared to $46.3 million for the three months ended June 30, 2010. The increase was primarily a result of an increase in the number of net course registrations from new civilian students.

     Costs and Expenses.  Costs and expenses for the three months ended June 30, 2011 were $45.9 million, an increase of $11.4 million, or 33%, compared to $34.5 million for the three months ended June 30, 2010.  Costs and expenses as a percentage of revenues increased to 75.5% for the three months ended June 30, 2011 from 74.7% for the three months ended June 30, 2010.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2011 were $23.0 million, representing an increase of 32% from $17.4 million for the three months ended June 30, 2010.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 37.9% for the three months ended June 30, 2011, compared to 37.6% for the three months ended June 30, 2010.

     Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2011 were $9.7 million, representing an increase of 20% from $8.1 million for the three months ended June 30, 2010.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues decreased to 16.0% for the three months ended June 30, 2011 from 17.6% for the three months ended June 30, 2010.  This decrease as a percent of revenue is a result of increased civilian registrations from greater awareness of the APU brand.

     General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2011 were $10.9 million representing an increase of 45% from $7.5 million for the three months ended June 30, 2010.  The increase in expense was a result of an increase in expenditures for financial aid processing fees, bad debt expense and expenditures for technology required to support the increase in civilian students and regulatory changes.  General and administrative expenses as a percentage of revenues increased to 17.9% for the three months ended June 30, 2011 from 16.1% for the three months ended June 30, 2010.  The percentage increase was primarily due to financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

     Depreciation and amortization. Depreciation and amortization expenses were $2.2 million for the three months ended June 30, 2011, compared with $1.6 million for the three months ended June 30, 2010.  This represents an increase of 38%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended June 30, 2011 were $746,000 in the aggregate, representing an increase of 3% from $722,000 for the three months ended June 30, 2010.  The increase in stock-based compensation for the three months ended June 30, 2011 is primarily attributable to new grants issued in the first quarter of 2011.

     Income tax expense. We recognized income tax expense for the three months ended June 30, 2011 and June 30, 2010 of $6.0 million and $4.7 million, respectively, or effective tax rates of 39.9% and 40.3%, respectively.

   Net income. Our net income was $9.0 million for the three months ended June 30, 2011, compared to net income of $7.0 million for the three months ended June 30, 2010, an increase of $2.0 million, or 29%.  This increase was related to the factors discussed above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

     Revenues. Our revenues for the six months ended June 30, 2011 were $119.5 million, an increase of $25.9 million, or 28%, compared to $93.6 million for the six months ended June 30, 2010. The increase was primarily a result of an increase in the number of net course registrations from new civilian students.

     Costs and Expenses.  Costs and expenses for the six months ended June 30, 2011 were $91.5 million, an increase of $22.8 million, or 33%, compared to $68.7 million for the six months ended June 30, 2010.  Costs and expenses as a percentage of revenues increased to 76.5% for the six months ended June 30, 2011 from 73.4% for the six months ended June 30, 2010.

     Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2011 were $45.1 million, representing an increase of 27% from $35.4 million for the six months ended June 30, 2010.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 37.7% for the six months ended June 30, 2011, compared to 37.8% for the six months ended June 30, 2010.

     Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2011 were $20.6 million, representing an increase of 36% from $15.2 million for the six months ended June 30, 2010.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 17.2% for the six months ended June 30, 2011 from 16.3% for the six months ended June 30, 2010.  This increase reflects additional marketing expense to attempt to increase civilian registrations and to expand awareness of the APU brand to the civilian market.

     General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2011 were $21.4 million representing an increase of 42% from $15.1 million for the six months ended June 30, 2010.  The increase in expense was a result of an increase in expenditures for recruiting, financial aid processing fees, bad debt expense and expenditures for technology required to support a larger civilian student population and regulatory changes.  General and administrative expenses as a percentage of revenues increased to 17.9% for the six months ended June 30, 2011 from 16.1% for the six months ended June 30, 2010.  The percentage increase was primarily due to recruiting, financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

     Depreciation and amortization. Depreciation and amortization expenses were $4.3 million for the six months ended June 30, 2011, compared with $3.0 million for the six months ended June 30, 2010.  This represents an increase of 43%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the six months ended June 30, 2011 were $1.6 million in the aggregate, representing an increase of 7% from $1.5 million for the six months ended June 30, 2010.  The increase in stock-based compensation for the six months ended June 30, 2011 is primarily attributable to new grants issued in the first quarter of 2011.

     Income tax expense. We recognized income tax expense for the six months ended June 30, 2011 and June 30, 2010 of $11.2 million and $10.3 million, respectively, or effective tax rates of 40.0% and 41.2%, respectively.

Net income. Our net income was $16.8 million for the six months ended June 30, 2011, compared to net income of $14.7 million for the six months ended June 30, 2010, an increase of $2.1 million, or 14%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

     Liquidity

The Company financed operating activities and capital expenditures during the six months ended June 30, 2011 and 2010 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $94.5 million and $86.2 million at June 30, 2011 and June 30, 2010, respectively, representing an increase of $8.3 million, or 9.6%.

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

Our costs and expenses have increased with the increase in student enrollment, as well as our increased selling and promotional expenses, and we expect to fund these expenses through cash generated from operations. Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

    Operating Activities

                Net cash provided by operating activities was $25.7 million and $18.2 million for the six months ended June 30, 2011 and 2010, respectively.  As revenue and profits have grown, cash has increased.

    Investing Activities

                Net cash used in investing activities was $6.9 million and $8.7 million for the six months ended June 30, 2011 and 2010, respectively.  Capital expenditures were related to the acquisition of existing structures, new construction projects due to our ongoing evaluation of space needs and our continued investment in systems. We expect these factors, and potentially others, to cause capital expenditures to increase in future periods, including in the near term.

    Financing Activities

                Net cash used in financing activities for the six months ended June 30, 2011 was $5.6 million from the repurchase of our common stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock based compensation. Net cash provided by financing activities for the six months ended June 30, 2010 was $1.9 million from cash received from the issuance of common stock as a result of stock option exercises and the excess tax benefit from stock based compensation offset by the repurchase of common stock.

        The Board of Directors has authorized a repurchase program to repurchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans after January 1, 2011, which for 2011 management currently estimates to be approximately 219,208 shares of the Company’s common stock.  As of June 30, 2011 the Company had repurchased 158,000 shares under the repurchase program for an aggregate amount of $6.7 million.

Regulatory Update

    In July 2011, The Higher Learning Commission reaffirmed accreditation of American Public University Systems (APUS) without any stipulations on its affiliation status. APUS’s next comprehensive evaluation is scheduled for the 2020-21 academic year, and it has an interim progress report regarding development of University-wide coordination and improvement of graduate studies due in July 2015.

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

The site visit for our program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.  In April 2010, we received the program review report.  The report includes three findings, two of which involve individual student-specific errors.  The third finding is that our policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that we consequently failed to calculate and return federal student financial aid that we were required to return to the Department of Education as the result of these unofficial withdrawals.  The Department has taken the position that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period.  We disagree with this interpretation of Department of Education regulations, and we timely responded to the program review indicating our disagreement.  As part of the process of responding to this finding, we continue to provide the Department with requested information and documents.  While the Department of Education has not specified a potential penalty, we believe that if we are liable for refunds to the Department of Education for these students, the amount could be up to approximately $1.2 million and would be offset in our financial results by any amounts that we may eventually collect from the students to whom the funds were disbursed or amounts these students may have already repaid the Department.

More information on the Title IV programs is contained in Part I, Item 1 of our Annual Report on Form 10-K under the heading “Regulation of our Business – Regulation of Title IV Financial Aid Programs” and in Part I, Item 1A of our Annual Report on Form 10-K under the heading “Risks Related to the Regulation of our Industry.”

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

Based on public statements made by Department of Defense, it appears the Department of Defense is considering possible changes to the tuition assistance program.  While the DoD has not made any public statements with specific information on this matter, we believe modifications may include a reduction of the per course tuition benefit (currently $750), a decrease in the annual cap (currently $4,500), and/or require that service members pay out-of-pocket for a portion of their tuition, among other possible changes.

At this time, the company is not able to estimate the potential impact of a reduction or change to military tuition assistance, and if we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues would be significantly reduced resulting in a material adverse effect on our results of operations and financial condition.  We estimate, however, that most service members will be eligible for Title IV and “Top-Up” to finance their out-of-pocket tuition costs. “Top-Up” is a program that allows service members to use a portion of their Veterans education benefits while still on active duty.  Some enlisted soldiers may also be able to cover out-of-pocket tuition costs by using Pell grants, although Pell grants may also be under pressure in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

           We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At June 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of June 30, 2011.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 12, 2010, a putative class action lawsuit was commenced against the Company, Wallace E. Boston, Jr. ("Boston"), Frank B. McCluskey and Harry T. Wilkins ("Wilkins"), in the United States Court for the Northern District of West Virginia (Martinsburg Division), encaptioned Douglas N. Gaer v. American Public Education, Inc. et al, C.A. No. 3:10 CV-81. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s stock between February 22, 2010 to August 5, 2010 (the “Class Period”).  The plaintiff alleges that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company’s prospects, the Company’s common stock traded at artificially inflated prices throughout the Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not, at this time, specified the amount of damages being sought in this action.  In an order dated November 10, 2010, Douglas Gaer and the City of Miami Firefighters' and Police Officers' Retirement Trust were appointed co-lead plaintiffs and lead plaintiffs' counsel was approved.  On January 25, 2011, plaintiffs filed an Amended Complaint asserting the same statutory claims against the Company, Boston and Wilkins.  On or about March 10, 2011, defendants moved to dismiss the complaint in its entirety.  On or about April 25, 2011, plaintiffs filed an opposition to the motion to dismiss.   On May 16, 2011, the defendants filed a reply memorandum in support of their motion to dismiss.  The parties are now awaiting a decision from the Court.

On February 14, 2011, a complaint for declaratory judgment was commenced by American University System, Inc. against the Company’s wholly-owned subsidiary American Public University System, Inc. (“APUS”) and American University, in the United States District Court for the Northern District of Texas (Dallas Division), encaptioned American University System, Inc. v. American University and American Public University System, Inc. C.A. No. 3:11 CV-00282-L.  The plaintiff is seeking a judicial declaration that plaintiff has not infringed the trademarks of the defendants and that the trademarks of the defendants, including American Public University System and American Public University of the American Public University System are not valid trademarks.  APUS was served with the complaint on June 13, 2011.  On July 5, 2011, the defendants filed a motion seeking the dismissal of the complaint or, in the alternative, for the Court to transfer venue to the U.S. District Court for the District of Columbia.  On July 27, 2011, the plaintiff filed a brief in opposition to the defendant’s motion.  The defendants will file a response to the brief in opposition in August.  The Company believes that the complaint is without merit.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2010, the risks set forth in the Risk Factors section of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and all of the other information set forth in this Form 10-Q and our Form 10-K and the additional information in the other reports we file with the Securities and Exchange Commission. In addition, you should also consider the risk factors set forth below, which amend and supplement the risk factors referred to above, before deciding to invest in our common stock. If any of the risks contained in those reports, or described below, actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment.

Tuition assistance programs offered to United States Armed Forces personnel constituted 50% of our net course registrations for 2010 and over 45% of our net course registrations for the first six months of 2011, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

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

Based on public statements made by Department of Defense, it appears the Department of Defense is considering possible changes to the tuition assistance program. While the DoD has not made any public statements with specific information on this matter, we believe modifications may include a reduction of the per course tuition benefit (currently $750), a decrease in the annual cap (currently $4,500), and/or require that service members pay out-of-pocket for a portion of their tuition, among other possible changes.  If we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues would be significantly reduced resulting in a material adverse effect on our results of operations and financial condition.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, it will impact our ability to anticipate student retention and enrollment trends we may lose our ability to participate in Title IV programs or Department of Defense tuition assistance programs or have our participation in the Title IV programs conditioned or limited.

We have been the target of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs, and given our continued growth and status as an online education provider and our relatively low tuition we believe we will increasingly be subject to an increased level of such activities. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid.  We cannot be certain that our systems and processes will continue to be adequate in the face of increasing and increasingly sophisticated fraud schemes or that we will be able to expand such systems and processes at a pace consistent with our growth.

Increasing fraudulent activity may make it difficult for us to anticipate accurately underlying student growth and retention of students, which could impact our ability to forecast required resources and results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three month period ending June 30, 2011, the Company repurchased 158,000 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2011 – January 31, 2011	-	-	-	219,208
February 1, 2011 – February 28, 2011	-	-	-	219,208
March 1, 2011 – March 31, 2011	32,000	$41.21	32,000	187,208
April 1, 2011 - April 30, 2011	40,000	$41.56	40,000	147,208
May 1, 2011 to May 31, 2011	42,000	$43.51	42,000	105,208
June 1, 2011 to June 30, 2011	44,000	$42.53	44,000	61,208
Total	158,000	$42.28	158,000	61,208

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

(2)
During the six months ended June 30, 2011, the Company was deemed to have repurchased 6,050 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.01	American Public Education, Inc. 2011 Omnibus Incentive Plan. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-33810).)
31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS **	XBRL Instance Document
EX-101.SCH **	XBRL Taxonomy Extension Schema Document
EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC
EDUCATION, INC.

/s/ Wallace E. Boston, Jr.	August 9, 2011
Dr. Wallace E. Boston, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	August 9, 2011
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)