Form 10-Q
period 2011-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2011-11-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The total number of shares of common stock outstanding as of November 4, 2011 was 17,844,296.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30,	As of December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,306	$81,352
Accounts receivable, net of allowance of $3,253 in 2011
and $1,050 in 2010	9,162	10,269
Prepaid expenses	4,572	4,233
Income tax receivable	3,114	780
Deferred income taxes	3,082	1,369

Total current assets	127,236	98,003
Property and equipment, net	50,106	42,415
Other assets, net	1,370	1,421
Total assets	$178,712	$141,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,880	$9,422
Accrued liabilities	11,974	9,349
Deferred revenue and student deposits	27,116	18,815

Total current liabilities	49,970	37,586
Deferred income taxes	8,692	6,953
Total liabilities	58,662	44,539

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value;
Authorized shares - 10,000; no shares issued or
outstanding	-	-
Common stock, $.01 par value;
Authorized shares - 100,000; 17,843 issued and
outstanding in 2011; 18,593 issued and 17,911
outstanding in 2010	178	186
Additional paid-in capital	146,255	141,757
Less cost of 682 shares of repurchased stock in 2010	-	(19,966)
Accumulated deficit	(26,383)	(24,677)

Total stockholders’ equity	120,050	97,300

Total liabilities and stockholders' equity	$178,712	$141,839

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenues	$65,251	$48,295	$184,710	$141,860
Costs and expenses:
Instructional costs and services	23,948	19,483	69,064	54,884
Selling and promotional	11,705	9,621	32,310	24,850
General and administrative	12,160	8,194	33,581	23,277
Depreciation and amortization	2,404	1,682	6,739	4,658

Total costs and expenses	50,217	38,980	141,694	107,669

Income from operations before
interest income and income taxes	15,034	9,315	43,016	34,191
Interest income, net	35	28	87	85

Income before income taxes	15,069	9,343	43,103	34,276
Income tax expense	4,130	3,755	15,331	14,015

Net income	$10,939	$5,588	$27,772	$20,261

Net Income per common share:
Basic	$0.61	$0.30	$1.55	$1.10

Diluted	$0.60	$0.30	$1.52	$1.07

Weighted average number of
common shares:
Basic	17,843,069	18,430,021	17,887,624	18,380,178

Diluted	18,253,426	18,931,197	18,321,204	18,970,381

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)

Operating activities
Net income	$27,772	$20,261
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	2,203	1,004
Depreciation and amortization	6,739	4,658
Stock-based compensation	2,420	2,181
Stock issued for director compensation	110	143
Deferred income taxes	26	(98)
Changes in operating assets and liabilities:
Accounts receivable	(1,096)	(506)
Prepaid expenses and other assets	(724)	(514)
Income tax receivable	(2,334)	(1,540)
Accounts payable	1,458	(205)
Accrued liabilities	2,625	2,107
Deferred revenue and student deposits	8,301	5,345

Net cash provided by operating activities	47,500	32,836

Investing activities
Capital expenditures	(13,774)	(13,974)
Capitalized program development costs and other assets	(220)	(373)

Net cash used in investing activities	(13,994)	(14,347)

Financing activities
Cash paid for repurchase of common stock	(9,746)	(9,241)
Cash received from issuance of common stock	910	1,043
Excess tax benefit from stock based compensation	1,284	1,439

Net cash used in financing activities	(7,552)	(6,759)

Net increase in cash and cash equivalents	25,954	11,730
Cash and cash equivalents at beginning of period	81,352	74,866

Cash and cash equivalents at end of period	$107,306	$86,596

Supplemental disclosure of cash flow information
Income taxes paid	$16,383	$14,215

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

   Concentration

Approximately 40%  and 43% of the Company’s revenues for the three and nine month periods ended September 30, 2011 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 48% and 51% of the Company’s revenues for the three and nine months ended September 30, 2010, respectively. Approximately 39% and 34% of the Company’s revenues for the three and nine months ended September 30, 2011, respectively, were from students using financial aid under the Title IV programs compared to 25% and 22% for the three and nine months ended September 30, 2010, respectively. A reduction in either of these programs could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were no anti-dilutive stock options or restricted stock excluded from the calculation for the three months and nine months ended September 30, 2011. There were 270,843 anti-dilutive stock options or restricted stock excluded from the calculation for the three months ended September 30, 2010 and no anti-dilutive stock options or restricted stock excluded from the calculation for the nine months ended September 30, 2010.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2007-2010 remain open to examination.

We completed state tax and research and development tax credit studies in the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states. The research and development tax credit study was completed to claim the credit for our increased software development activities qualifying under the tax law. This resulted in tax savings of $498,000 related to research and development tax credits and a $1.4 million state income tax savings related to the state tax study. We have revised our tax provisions for the three month and nine month periods ending September 30, 2011 to reflect these changes.

5. Stock Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the 2007 Omnibus Incentive Plan. The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2002 Stock Plan or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancelation or otherwise without the issuance of such shares.  As of September 30, 2011, there were 1,142,616 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 5,820 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

	September 30, 2011	September 30, 2010
Expected volatility	39.04%	26.46%
Expected dividends	0.00%	0.00%
Expected term, in years	4.5	4.5
Risk-free interest rate	2.01%	2.65%
Weighted-average fair value of options
granted during the year	$13.22	$9.37

Options granted through September 30, 2011 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

				Aggregate
		Weighted	Weighted-Average	Intrinsic
	Number	Average	Contractual	Value
	of Options	Exercise Price	Life (Yrs)	(In thousands)
Outstanding, December 31, 2010	1,022,726	$16.63
Options granted	177,950	$37.52
Awards exercised	(128,932)	$7.06
Awards forfeited	(2,733)	$25.19

Outstanding, September 30, 2011	1,069,011	$21.24	4.86	$14,692

Exercisable, September 30, 2011	736,064	$14.34	4.44	$14,692

The following table summarizes information regarding stock option exercises (unaudited):

	September 30, 2011	September 30, 2010
	(In thousands)
Proceeds from stock options exercised	$910	$1,043
Intrinsic value of stock options exercised	$4,574	$9,278
Tax benefit from exercises	$1,786	$1,749

The table below summarizes the restricted stock activity for the nine months ended September 30, 2011 (unaudited):

		Weighted-Average
	Number	Grant Price
	of Shares	and Fair Value
Non vested, December 31, 2010	59,119	$37.03
Shares granted	46,195	$38.21
Vested shares	(25,706)	$37.90
Shares forfeited	(183)	$35.62
Non vested, September 30, 2011	79,425	$37.44

Stock based compensation cost charged against income during the three and nine month period ended September 30, 2011 and September 30, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Instructional costs and services	$214	$192	$682	$557
Marketing and promotional	79	55	244	171
General and administrative	519	457	1,494	1,453
Stock-based compensation expense in
operating income	812	704	2,420	2,181

Tax benefit	(321)	(270)	(949)	(825)
Stock-based compensation expense, net of tax	$491	$434	$1,471	$1,356

As of  September 30, 2011, there was $4.7 million of total unrecognized compensation cost, representing $2.7 million of unrecognized compensation cost associated with share-based compensation arrangements, and $2.0 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.0 years.

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

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of American Public University System, Inc., which operates the American Public University System, which includes AMU and APU. Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for participation in federal student financial aid programs under Title IV of the Higher Education Act of 1965, which we refer to as Title IV programs, for classes beginning in November 2006. In July 2011, The Higher Learning Commission reaffirmed accreditation of American Public University System (APUS) for online courses and programs without any other stipulations on its affiliation status.

The university system offers terms beginning on the first Monday of each month in either eight or sixteen-week formats.  Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Summary

Adjusted net course registrations increased 32% and 30% for the three and nine month period ended September 30, 2011 over the three and nine month period ended September 30, 2010. Adjusted net course registrations are net course registrations that are adjusted to reflect that beginning January 3, 2011, the Company combined one-credit lab courses with their related three-credit classes. As a result, adjusted net course registration growth rates exclude other non-credit registrations and are presented as if labs and classes were combined in the prior year period. Our revenue increased from $48.3 million to $65.3 million, or by 35%, and $141.9 million to $184.7 million, or by 30%, for the three and nine month period ended September 30, 2011 over the three month and nine month period ended September 30, 2010, respectively.   Operating margins increased to 23.1%  from 19.3% and decreased from 24.1% to 23.3% for the three month and nine month period ended September 30, 2011 over the three and six month period ended September 30, 2010, respectively.

Our results of operations normally fluctuate as a result of variations in our business, principally due to the level of our selling and promotional expenses and changes in enrollment, and we expect that going forward we will see a more pronounced seasonal fluctuation in new enrollments due to our increasing civilian population. In the third quarter of 2010, we experienced slower growth in active duty military registrations. As a result, beginning with the third quarter of 2010 we increased, and in subsequent quarters we continued to increase, our marketing spend to attempt to increase civilian registrations.  In what we believe is a challenging time for the industry, we believe that the long term health of our business is best served by continuing to focus on marketing and promotional activities intended to expand awareness of our brand and increase net registrations from the civilian market.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2010 included in our Annual Report for the year ended December 31, 2010.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	36.7	40.3	37.4	38.7
Selling and promotional	17.9	19.9	17.5	17.5
General and administrative	18.6	17.0	18.2	16.4
Depreciation and amortization	3.7	3.5	3.6	3.3

Total costs and expenses	76.9	80.7	76.7	75.9

Income from operations before
interest income and income taxes	23.1	19.3	23.3	24.1
Interest income, net	0.1	0.1	-	0.1

Income from operations
before income taxes	23.2	19.4	23.3	24.2
Income tax expense	6.3	7.8	8.3	9.9

Net Income	16.9%	11.6%	15.0%	14.3%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

     Revenues. Our revenues for the three months ended September 30, 2011 were $65.3 million, an increase of $17.0 million, or 35%, compared to $48.3 million for the three months ended September 30, 2010. The increase was primarily a result of an increase in the number of net course registrations from civilian students, as well as an increase in the number of net course registrations from military students.

     Costs and Expenses.  Costs and expenses for the three months ended September 30, 2011 were $50.2 million, an increase of $11.2 million, or 29%, compared to $39.0 million for the three months ended September 30, 2010.  Costs and expenses as a percentage of revenues decreased to 76.9% for the three months ended September 30, 2011 from 80.7% for the three months ended September 30, 2010.

     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2011 were $23.9 million, representing an increase of 23% from $19.5 million for the three months ended September 30, 2010.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 36.7% for the three months ended September 30, 2011, compared to 40.3% for the three months ended September 30, 2010.

     Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2011 were $11.7 million, representing an increase of 22% from $9.6 million for the three months ended September 30, 2010.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues decreased to 17.9% for the three months ended September 30, 2011 from 19.9% for the three months ended September 30, 2010.  This decrease as a percent of revenue is a result of increased civilian registrations from greater awareness of the APU brand.

     General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2011 were $12.2 million representing an increase of 49% from $8.2 million for the three months ended September 30, 2010.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology required to support the increase in civilian students and regulatory changes.  In addition, bad debt expense increased as a percentage of revenue from 1.2% for the six months ended June 30, 2011 to 1.9% for the nine months ended September 30, 2011 related to our increase in civilian students. General and administrative expenses as a percentage of revenues increased to 18.6% for the three months ended September 30, 2011 from 17.0% for the three months ended September 30, 2010.  The percentage increase was primarily due to financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

     Depreciation and amortization. Depreciation and amortization expenses were $2.4 million for the three months ended September 30, 2011, compared with $1.7 million for the three months ended September 30, 2010.  This represents an increase of 41%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended September 30, 2011 were $812,000 in the aggregate, representing an increase of 15% from $704,000 for the three months ended September 30, 2010.  The increase in stock-based compensation for the three months ended September 30, 2011 is primarily attributable to new grants issued in the first quarter of 2011.

     Income tax expense. We recognized income tax expense for the three months ended September 30, 2011 and September 30, 2010 of $4.1 million and $3.8 million, respectively, or effective tax rates of 27.4% and 40.2%, respectively. The reduction in our effective tax rate in 2011 is primarily due to the state tax and research and development tax credit studies that were completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states. The research and development tax credit study was completed to claim the credit for our increased software development activities qualifying under the tax law. This resulted in a tax savings of $498,000 related to research and development tax credits and a $1.4 million state income tax savings related to the state tax study. The adjustment was taken in the quarter ended September 30, 2011.

     Net income. Our net income was $10.9 million for the three months ended September 30, 2011, compared to net income of $5.6 million for the three months ended September 30, 2010, an increase of $5.3 million, or 96%.  This increase was related to the factors discussed above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

     Revenues. Our revenues for the nine months ended September 30, 2011 were $184.7 million, an increase of $42.8 million, or 30%, compared to $141.9 million for the nine months ended September 30, 2010. The increase was primarily a result of an increase in the number of net course registrations from military and civilian students.

     Costs and Expenses.  Costs and expenses for the nine months ended September 30, 2011 were $141.7 million, an increase of $34.0 million, or 32%, compared to $107.7 million for the nine months ended September 30, 2010.  Costs and expenses as a percentage of revenues increased to 76.7% for the nine months ended September 30, 2011 from 75.9% for the nine months ended September 30, 2010.

     Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2011 were $69.1 million, representing an increase of 26% from $54.9 million for the nine months ended September 30, 2010.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 37.4% for the nine months ended September 30, 2011, compared to 38.7% for the nine months ended September 30, 2010.

     Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2011 were $32.3 million, representing an increase of 30% from $24.9 million for the nine months ended September 30, 2010.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues was 17.5% for the nine months ended September 30, 2011 and the nine months ended September 30, 2010.

     General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2011 were $33.6 million representing an increase of 44% from $23.3 million for the nine months ended September 30, 2010.  The increase in expense was a result of an increase in expenditures for recruiting, financial aid processing fees and expenditures for technology required to support a larger civilian student population and regulatory changes.  In addition, bad debt expense increased as a percentage of revenue from 1.2% for the six months ended June 30, 2011 to 1.9% for the nine months ended September 30, 2011 related to our increase in civilian students.  General and administrative expenses as a percentage of revenues increased to 18.2% for the nine months ended September 30, 2011 from 16.4% for the nine months ended September 30, 2010.  The percentage increase was primarily due to recruiting, financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

     Depreciation and amortization. Depreciation and amortization expenses were $6.7 million for the nine months ended September 30, 2011, compared with $4.7 million for the nine months ended September 30, 2010.  This represents an increase of 43%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

     Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the nine months ended September 30, 2011 were $2.4 million in the aggregate, representing an increase of 11% from $2.2 million for the nine months ended September 30, 2010.  The increase in stock-based compensation for the nine months ended September 30, 2011 is primarily attributable to new grants issued in the first quarter of 2011.

     Income tax expense. We recognized income tax expense for the nine months ended September 30, 2011 and September 30, 2010 of $15.3 million and $14.0 million, respectively, or effective tax rates of 35.6% and 40.9%, respectively. The reduction in our effective tax rate in 2011 is primarily due to the state tax and research and development tax credit studies that were completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states. The research and development tax credit study was completed to claim the credit for our increased software development activities qualifying under the tax law. This resulted in tax savings of $498,000 related to research and development tax credits and a $1.4 million state income tax savings related to the state tax study. The adjustment was taken in the quarter ended September 30, 2011.

    Net income. Our net income was $27.8 million for the nine months ended September 30, 2011, compared to net income of $20.3 million for the nine months ended September 30, 2010, an increase of $7.5 million, or 37%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

   Liquidity

The Company financed operating activities and capital expenditures during the nine months ended September 30, 2011 and 2010 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $107.3 million and $86.6 million at September 30, 2011 and September 30, 2010, respectively, representing an increase of $20.7 million, or 23.9%.

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

Operating Activities

                Net cash provided by operating activities was $47.5 million and $32.8 million for the nine months ended September 30, 2011 and 2010, respectively.  As revenue and profits have grown, cash has increased.

    Investing Activities

            Net cash used in investing activities was $14.0 million and $14.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Capital expenditures were related to the acquisition of existing structures, new construction projects due to our ongoing evaluation of space needs and our continued investment in systems. We began construction on a new 106,000 square foot financial center in Charles Town, West Virginia that should be completed by August 2012 and is estimated to cost approximately $18.0 million. In the nine months ended  September 30, 2011, we have spent $2.8 million for land and building related to new finance center. We expect these factors, and potentially others, to cause capital expenditures to increase in future periods, including in the near term.

    Financing Activities

                Net cash used in financing activities for the nine months ended September 30, 2011 was $7.6 million from the repurchase of our common stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock based compensation. Net cash provided by financing activities for the nine months ended September 30, 2010 was $6.8 million from cash received from the issuance of common stock as a result of stock option exercises and the excess tax benefit from stock based compensation offset by the repurchase of common stock.

The Board of Directors has authorized a repurchase program to repurchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans after January 1, 2011, which management currently estimates to be approximately 219,208 shares of the Company’s common stock.  As of September 30, 2011 the Company had repurchased 219,208 shares under the repurchase program for an aggregate amount of $9.5 million.

In the quarter ended September 30, 2011, we retired 901,254 shares of common stock that had been previously repurchased and held in our treasury as part of repurchase programs authorized by our Board of Directors.

Regulatory Update

In July 2011, The Higher Learning Commission reaffirmed accreditation of American Public University System (APUS) for online courses and programs without any other stipulations on its affiliation status. APUS’s next comprehensive evaluation is scheduled for the 2020-21 academic year, and it has an interim progress report regarding development of University-wide coordination and improvement of graduate studies due in July 2015.

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

The site visit for our program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.  In April 2010, we received the program review report.  The report includes three findings, two of which involve individual student-specific errors.  The third finding is that our policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that we consequently failed to calculate and return federal student financial aid that we were required to return to the Department of Education as the result of these unofficial withdrawals.  The Department has taken the position that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period.  We disagree with this interpretation of Department of Education regulations, and we timely responded to the program review indicating our disagreement.  As part of the process of responding to this finding, we continue to provide the Department with requested information and documents.  While the Department of Education has not specified a potential penalty, we believe that if we are liable for refunds to the Department of Education for these students, the amount could be up to approximately $837,000 and would be offset in our financial results by any amounts that we may eventually collect from the students to whom the funds were disbursed or amounts these students may have already repaid the Department.

More information on the Title IV programs is contained in Part I, Item 1 of our Annual Report on Form 10-K under the heading “Regulation of our Business – Regulation of Title IV Financial Aid Programs” and in Part I, Item 1A of our Annual Report on Form 10-K under the heading “Risks Related to the Regulation of our Industry.”

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of the armed forces that they may use to pursue postsecondary degrees. Service members of the United States Armed Forces can use tuition assistance at postsecondary schools that are accredited by accrediting agencies recognized by the U.S. Secretary of Education.  We rely for a significant portion of our revenues on the tuition assistance programs offered to United States Armed Forces personnel.  Our tuition is currently structured so that tuition assistance payments for service members fully cover the service member’s per semester credit hour tuition cost of our undergraduate courses and cover more than 75% of the per course tuition cost of our graduate courses.

In October 2011, the Marine Corps announced, and later rescinded, new tuition assistance rules that cut the maximum benefit for its service members from $4,500 per year to $875 per year and reduced the tuition assistance from $250 per credit hour to $175 per credit hour.  Although undergraduate tuition levels have been restored to their prior levels with retroactive benefits to effected service members, the Marine Corps has warned that the current levels of funding are not sustainable. The Marine Corps did reduce graduate level tuitions from $350 per credit hour to $250 per credit hour, which is consistent with the current tuition assistance payments from the other services. We anticipate that the other services will also consider potential changes to the tuition assistance program.

By February 20, 2012, the Department of Defense is required to submit a report on how to increase the efficiency of tuition assistance program funding to the Senate and House Armed Services Committees, including the impact of changing the program to require service members to pay 25% of their expenses.  In addition, in October 2011, the Department of Defense announced that while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package.  If tuition assistance payments are reduced, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their “Top-Up” benefits under the GI Bills, which allow service members to use a portion of their GI Bill benefits while still on active duty.  However, we do not know whether in the long-term service members would be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources would lead to service members deciding not to enroll or enrolling at a slower rate.

We are not able to estimate the effect of future expected changes to the tuition assistance programs, whether the services would impose other criteria in addition to the level of reimbursement, or the response that our competitors would take to reduced tuition assistance payments or the willingness of service members to use their “Top-Up” option available to them under their veterans benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

           We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At September 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of September 30, 2011.

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

On February 14, 2011, a complaint for declaratory judgment was commenced by American University System, Inc. against the Company’s wholly-owned subsidiary American Public University System, Inc. (“APUS”) and American University, in the United States District Court for the Northern District of Texas (Dallas Division), encaptioned American University System, Inc. v. American University and American Public University System, Inc. C.A. No. 3:11 CV-00282-L.  The plaintiff is seeking a judicial declaration that plaintiff has not infringed the trademark rights of the defendants and that the trademarks of the defendants, including “American Public University System” and “American Public University of the American Public University System” are not valid trademarks.  APUS was served with the complaint on June 13, 2011.  On July 5, 2011, the defendants filed a motion seeking the dismissal of the complaint or, in the alternative, for the Court to transfer venue to the U.S. District Court for the District of Columbia (the “Motion to Dismiss”).  On July 26, 2011, the plaintiff filed a brief in opposition to the Motion to Dismiss.  The defendants filed a reply brief in support of the Motion to Dismiss on August 9, 2011.   On August 12, 2011, the defendants filed a motion to stay discovery pending the Court’s ruling on the Motion to Dismiss. On August 19, 2011, the plaintiff filed a motion for leave to conduct jurisdictional discovery.  On September 1, 2011, the parties filed with the Court a stipulation to stay merits discovery pending the Court’s ruling on the Motion to Dismiss.  On September 2, 2011, the Court entered the parties’ stipulation to stay merits discovery and also granted in part plaintiff’s motion for leave to conduct jurisdictional discovery.  That process is ongoing. The parties are expected to file supplemental briefs addressing the Court’s jurisdiction in December.  The Company believes that the complaint is without merit.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2010, the risks set forth in the Risk Factors section of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 and all of the other information set forth in this Form 10-Q and our Form 10-K and the additional information in the other reports we file with the Securities and Exchange Commission. In addition, you should also consider the risk factors set forth below, which amend and supplement the risk factors referred to above, before deciding to invest in our common stock. If any of the risks contained in those reports, or described below, actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment.

Tuition assistance programs offered to United States Armed Forces personnel constituted 50% of our net course registrations for 2010 and approximately 40% of our net course registrations for the three months ended September 30,  2011, and our revenues and number of students could decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of the armed forces that they may use to pursue postsecondary degrees. Service members of the United States Armed Forces can use tuition assistance at postsecondary schools that are accredited by accrediting agencies recognized by the U.S. Secretary of Education.  We rely for a significant portion of our revenues on the tuition assistance programs offered to United States Armed Forces personnel.  Our tuition is currently structured so that tuition assistance payments for service members fully cover the service member’s per semester credit hour tuition cost of our undergraduate courses and cover more than 75% of the per course tuition cost of our graduate courses.

In October 2011, the Marine Corps announced, and later rescinded, new tuition assistance rules that cut the maximum benefit for its service members from $4,500 per year to $875 per year and reduced the tuition assistance from $250 per credit hour to $175 per credit hour.  Although undergraduate tuition levels have been restored to their prior levels with retroactive benefits to effected service members, the Marine Corps has warned that the current levels of funding are not sustainable.  The Marine Corps did reduce graduate level tuitions from $350 per credit hour to $250 per credit hour, which is consistent with the current tuition assistance payments from the other services. We anticipate that the other services will also consider potential changes to the tuition assistance program.  By February 20, 2012, the Department of Defense is required to submit a report on how to increase the efficiency of tuition assistance program funding to the Senate and House Armed Services Committees, including the impact of changing the program to require service members to pay 25% of their expenses.

In addition, in October 2011, the Department of Defense announced that while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package.  We believe modifications to the tuition assistance program may include a reduced per credit tuition benefit (currently $250), a decrease in the annual cap (currently $4,500), and/or require that service members pay out-of-pocket for a portion of their tuition, among other possible changes.

If tuition assistance payments are reduced, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their “Top Up” benefits under the GI Bills, which allow service members to use a portion of their GI Bill benefits while still on active duty.  However, we do not know whether in the long-term service members would be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources would lead to service members deciding not to enroll or enrolling at a slower rate.

We are not able to estimate the effect of future expected changes to the tuition assistance programs or whether the services would impose other criteria in addition to the level of reimbursement that would impact enrollments from service members.   We are also not able to estimate the response that our competitors would take to reduced tuition assistance payments or the willingness of service members to use their Top-Up option available to them under their veterans benefits.  In this regard, our competitors, particularly those with larger student populations or a smaller concentration of students from the military, may be better situated to lower the cost of tuition to service members.

If we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, it will impact our ability to anticipate student retention and enrollment trends, and we may lose our ability to participate in Title IV programs or Department of Defense tuition assistance programs or have our participation in the Title IV programs conditioned or limited.

Grants and loans to students under the federal government’s Title IV programs are primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can be expected to contribute to that cost. In order to account for living expenses and other costs that our students may reasonably incur in the context of pursuing a degree or certificate, the cost of attending American Public University System is an amount that exceeds the cost of our tuition.  While some students elect to receive grants and loans that cover only the cost of tuition, others elect to receive amounts up to the full cost of attendance.  When APUS receives Title IV funds from the federal government on a student’s behalf, it credits those funds to the student’s account.  If a student has elected to receive funds in excess of the cost of tuition and fees, a Title IV credit balance occurs, and American Public University System must pay that credit balance to the student unless the student has authorized American Public University System to hold the credit balance or take other permissible action with respect to the credit balance. The availability of Title IV funds, including the Title IV credit balance payment, is an important part of enabling some students to pursue a degree or certificate.  However, some individuals seek to take advantage of the availability of Title IV funds by enrolling for the purpose of obtaining such funds.  On September 26, 2011, the Department of Education’s Inspector General released a report about an increasing number of cases involving large, loosely affiliated groups of individuals, so-called “fraud rings”, who conspire to defraud the Title IV programs through enrollment in distance education programs. These fraud rings are taking advantage of the availability of Title IV credit balance payments where the cost of attendance exceeds the cost of tuition and fees.  We have been the target of fraudulent activity by individuals and groups with respect to student enrollment and the Title IV programs, and given our continued growth and status as an online education provider and our relatively low tuition, we believe that we will increasingly be subject to such activities.  We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and Title IV aid.  We cannot be certain that our systems and processes will be adequate in the face of increasing and increasingly sophisticated fraud schemes or that we will be able to expand such systems and processes at a pace consistent with our growth.

In addition to those who enroll or attempt to enroll solely to obtain Title IV funds, some students who might not otherwise pursue a degree or certificate are attracted to enroll because of the availability of Title IV funds and economic hardships resulting from today’s economic climate.  We believe these students may be more likely than other students to cease pursuing a degree or certificate due to other factors, such as becoming employed or not having the level of commitment necessary to complete successfully the required coursework.

As a result of all of the above factors, the growth in our enrollments reflects some students who will not persist as students.  We are not able to estimate the number of students who fall into this category, and we are not able to estimate the impact on our enrollments over time, or the impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV student loans.

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education credible information about fraud or other illegal conduct involving Title IV programs, and in the past we have referred to the Office of the Inspector General information with respect to potential fraud by applicants. If the systems and processes that we have established to detect and prevent fraud are inadequate, or our cohort default rates exceed specified levels or we otherwise do not have procedures in place for safeguarding federal funds, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues and results of operations.  In addition, our ability to participate in Title IV programs and the tuition assistance programs of the United States Armed Forces is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to detect adequately fraudulent activity related to student enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under the Higher Education Opportunity Act, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and the tuition assistance programs of the United States Armed Forces.

System disruptions to our on-line classroom and technology infrastructure could negatively impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

Beginning in 2010, we began the migration to the Sakai Collaboration and Learning Environment (CLE), an open-source Learning Management System, as the foundational software for our on-line classroom.  Our online classroom is central to our operations, and the process of switching to Sakai CLE was complicated and time consuming, involving customization and integration with the rest of our technology infrastructure.  The migration was completed in early September 2011.  Shortly after the completion of the migration, we experienced periods of unplanned downtime in our on-line classroom.  We believe that in mid-October 2011 we identified the cause of this downtime and took appropriate steps to mitigate the problem.  However, we cannot be certain that we have completely resolved the situation or that similar problems will not occur in the future.

While there are reportedly more than 350 educational institutions around the world using Sakai CLE to support teaching, learning, research and collaboration, we believe that of the institutions using Sakai CLE, very few, if any, have a larger number of concurrent users than we do.  This means that there are a limited number of other institutions with whom we can compare best practices for use in similar circumstances to ours.  Furthermore, to the extent that we face problems with the on-line classroom in the future, we may not have the ability to address the problems adequately with  internal resources, particularly given our limited history using the software, and we may not be able to identify outside contractors with expertise relevant to our customized system.

The performance and reliability of our on-line classroom and technology infrastructure is critical to our reputation and ability to attract and retain students.  Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, preventing students from accessing their courses and damaging our ability to generate revenue. Any significant or ongoing interruption to our technology infrastructure could have a material adverse effect on our results of operations and could require us to incur additional expenses to correct or mitigate the interruption.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the nine month period ending September 30, 2011, the Company repurchased 219,208 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2011 – January 31, 2011	-	-	-	219,208
February 1, 2011 – February 28, 2011	-	-	-	219,208
March 1, 2011 – March 31, 2011	32,000	$41.21	32,000	187,208
April 1, 2011 - April 30, 2011	40,000	$41.56	40,000	147,208
May 1, 2011 to May 31, 2011	42,000	$43.51	42,000	105,208
June 1, 2011 to June 30, 2011	44,000	$42.53	44,000	61,208
July 1, 2011 to July 31, 2011	40,000	$47.19	40,000	21,208
August 1, 2011 to August 31, 2011	21,208	$45.00	21,208	-
September 1, 2011 to September 30, 2011	-	-	-	-
Total	219,208	$43.43	219,208	-

(1)
On March 5, 2011, the Company’s Board of Directors approved a stock repurchase program for its common stock, under which the Company may purchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans, which the Board of Directors estimated to be up to 219, 208 shares of the Company’s common stock.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions from time to time based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company's available cash.

(2)
During the nine months ended September 30, 2011, the Company was deemed to have repurchased 6,050 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Wallace E. Boston, Jr.	November 7, 2011
Dr. Wallace E. Boston, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	November 7, 2011
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)