Form 10-K
period 2011-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2012-02-28
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to  ______

Commission File Number: 001-33810

American Public Education, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0724376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Congress Street
Charles Town, West Virginia 25414
 (Address, including zip code, of principal executive offices)

 (304) 724-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par Value	The NASDAQ Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares of common stock outstanding as of February 24, 2012, was 17,866,455.

The aggregate market value of the registrant’s common stock held by nonaffiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $769 million. For purposes of this calculation, shares of common stock held by stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2011, the Registrant’s chief executive officer, the Registrant’s chief financial officer, and the Registrant’s directors were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2011 fiscal year) are incorporated by reference into Part III of this Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this annual report include statements about:

•
our ability to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act of 1965, as amended, and the regulations thereunder, as well as state law and regulations and accrediting agency requirements;

•	the pace of growth of our enrollment;

•	our conversion of prospective students to enrolled students and our retention of active students;

•	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;

•	our maintenance and expansion of our relationships with the United States Armed Forces and various organizations and the development of new relationships;

•	the competitive environment in which we operate;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to maintain and develop our technology infrastructure, and the ability of our proprietary systems to support a larger student body;

•	our ability to manage and grow our business and execution of our business and growth strategies; and

•	our financial performance generally.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, which apply only as of the date of this annual report. These important factors include those that we discuss in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. You should read these factors and the other cautionary statements made in this annual report as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements after the date of this annual report, whether as a result of new information, future events, or otherwise, except as required by law.

ITEM 1.	BUSINESS

Company Overview

American Public Education, Inc. is a provider of exclusively online postsecondary education with an emphasis on serving the needs of the military and public service communities. We operate through two universities: American Military University, or AMU, and American Public University, or APU. Together, AMU and APU constitute the American Public University System, or APUS. Our universities share a common faculty and curriculum, which includes 87 degree programs and 69 certificate programs in disciplines related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, nursing, and liberal arts. We currently serve approximately 110,000 students living in all 50 states and the District of Columbia in the United States, as well as in various international locations. Our university system is regionally and nationally accredited.

From 2009 to 2011, our total revenue increased from $149.0 million to $260.4 million, which represents a compound annual growth rate of 32%. Our adjusted net course registrations increased 32% and 31% in 2011 and 2010, respectively, over the prior periods. We believe our growth is attributable to: (i) high student satisfaction and referral rates; (ii) regional accreditation; (iii) increasing acceptance of distance learning within our targeted markets; and (iv) the variety and affordability of our programs. As our revenue base grows, we expect our growth rate percentages to continue to decline. However, we expect actual dollar revenue growth to increase. Net income improved to $40.8 million in 2011 from $23.9 million in 2009.

Approximately 58% of our students serve in the United States military on active duty. The remainder of our students are generally civilians, many with careers in public service, such as federal, national, and local law-enforcement personnel or other first responders, or they are civilians who are military-affiliated professionals, such as veterans, reservists, or National Guard members. Our programs are generally designed to help these and other students advance in their current professions or prepare for their next career. Our online method of instruction is well-suited to our students, many of whom serve in positions requiring extended and irregular schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, and have limited financial resources. Our satisfied students have been a significant source of referrals for us, which we believe has led to lower marketing costs among certain of our student populations.

As of December 31, 2011, we had approximately 315 full-time and over 1,475 adjunct faculty. Nearly all of our faculty members have advanced degrees and many of them have leadership experience in their fields. Our adjunct faculty also includes professors who teach at leading national and state universities. We believe quality faculty members are attracted to us because of the high percentage of military and public service professionals in our student body who can immediately apply lessons learned in our classroom to their daily work. In addition, our faculty members are attracted to the flexible nature of teaching online and the numerous support services we provide to them. Our faculty is organized into several departments under the leadership of a Provost who reports to our President and is under the supervision of a nine-member Board of Trustees.

We have invested significant capital and resources in developing proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. PAD is our approach to how we interact with our students, and at its center is the PAD system. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. The PAD system also allows us to manage, in an automated and cost-effective manner, the complex administration required to offer monthly starts for over 2,230 classes in over 1,020 unique courses each month to our approximately 110,000 students taught by over 1,790 faculty members. Our systems and processes also help us measure and manage the activities of our faculty, student support personnel, and prospective and active students, allowing us to continuously improve our academic quality, student support services, and marketing efficiency. We believe these proprietary systems and processes will support a much larger institution and provide us important competitive and cost advantages.

History

We were founded as American Military University in 1991 and began offering courses in January 1993. Our founder, a retired Marine officer, established American Military University as a distance learning graduate-level institution, specializing in a military studies curriculum for military officers seeking an advanced degree relevant to their profession. Following initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces in January 1996. American Military University gradually broadened its military studies curriculum over the next three years to include defense management, civil war studies, intelligence, and unconventional warfare, and later expanded into military-related disciplines, such as criminal justice, emergency management, national security, and homeland security. Over time, American Military University diversified its educational offerings into the liberal arts in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University began to attract the greater public service community, primarily police, fire, emergency management personnel, and national security professionals. In 2002, we reorganized the operations of American Military University into our current university system and began operating through two universities, AMU and APU. The purpose of the reorganization was, in part, to establish an institution brand, APU, that would appeal to non-military markets, including public service professionals such as teachers.

Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools (Higher Learning Commission). In July 2011, The Higher Learning Commission reaffirmed accreditation of American Public University System for online courses and programs without any other stipulations on its affiliation status.  Our next comprehensive evaluation is scheduled for the 2020-2021 academic year, with an interim progress report on development of university system-wide coordination and improvement of graduate studies due in July 2015.  In 2011, we received approval from The Higher Learning Commission to offer eight new degree programs in Reverse Logistics Management, Retail Management, Accounting, Sports and Health Sciences and Criminal Justice.

Since the founding of American Military University, we have gradually transitioned from a military focus to a more broad-based focus on the military, public services, and civilian communities. We expect the percentage of our students that are not eligible for tuition assistance programs of the Department of Defense, or DoD, to continue to increase, particularly as a result of our eligibility to participate in Title IV programs. Furthermore, because our students who use the DoD tuition assistance programs generally take fewer courses at one time than our other students, they represent a smaller percentage of our net enrollment than they do of our total student body.

Market Overview

Within the postsecondary education market, we believe that there is significant opportunity for growth in online programs. We believe that increasing requirements for workers to have job mobility, combined with the growing acceptance of online learning from employers and the flexibility associated with online learning, should attract more students, both traditional and adult, to distance learning.

There are more than 2.2 million active and reserve military professionals in the United States Armed Forces. Historically,  approximately 300,000 new service members are enlisted or commissioned to replace retiring and separating members each year. However, this number is likely to decrease if, as proposed, the military downsizes forces incrementally from a 1.4% reduction in federal fiscal 2013 to a 5.5% reduction in federal fiscal 2017. We believe that the unpredictable and demanding work schedules of military personnel and their geographic distribution make online learning and asynchronous teaching particularly attractive to them. Military leaders and policies promote voluntary education programs as a means for service members to gain the knowledge and skills that will improve their military performance as well as prepare them for a career following their military service. Academic achievement can also result in increased rank and pay for service members. The United States Armed Forces recognize academic achievement through awarding promotion points for academic credits, specifying education level eligibility requirements for assignments, promotions, and service schools, and entering remarks on performance appraisals.

Active duty and reserve component military personnel are eligible for tuition assistance through the DoD’s Uniform Tuition Assistance Program. DoD policy allows for payment of 100% of a military student’s tuition costs, up to $250 per semester credit hour and a maximum benefit of $4,500 per fiscal year. Our undergraduate tuition per course is designed so that the tuition assistance paid by the service branches covers the cost of our courses for service members up to the annual maximum benefit. Eligible military students may also use their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, or the Post-9/11 GI Bill, as amended, to pay for tuition costs above the DoD limits through the GI Bills’ Top-Up feature, which is administered by the U.S. Department of Veterans Affairs. Most military veterans are eligible to use their GI Bill entitlements to continue their education after retirement or separation. In October 2011, the Marine Corps announced, and later rescinded, new tuition assistance rules that cut the maximum benefit for its service members from $4,500 per year to $875 per year and reduced the tuition assistance from $250 per credit hour to $175 per credit hour. Although undergraduate tuition assistance levels have been restored to their prior levels with retroactive benefits to affected service members, the Marine Corps has warned that the current levels of funding are not sustainable. DoD also announced in October 2011 that, while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package. See “Regulation of Our Business— Nature of Federal, State and Private Financial Support for Postsecondary Education” below for more information on tuition assistance.

We believe that national security, homeland security, and public safety professionals also represent a large and growing market for online education. As with their military counterparts, these individuals have unique program requirements as well as unpredictable and demanding work schedules that often prevent them from attending traditional universities.

Over the last several years, a number of our competitors have expanded their outreach and marketing efforts to the active-duty and reserve component military and veteran population. We believe this is related to a growing desire among for-profit institutions to seek new sources of revenue outside of Title IV programs, which is driven by concerns with a compliance obligation under the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” which prohibits proprietary institutions from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). We believe that for-profit schools seek to attract military students in order to comply with the 90/10 Rule, as DoD tuition assistance and veterans education benefits currently do not count towards the 90% limit.  See “Regulation of Our Business—Regulation of Title IV Financial Aid Programs—The ‘90/10 Rule’” below for more information on the 90/10 Rule, including recent proposals to count DoD tuition assistance and veterans educations benefits toward the 90% limit.

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. While our number of enrolled students has grown in each sequential quarter over the past three years, the number of enrolled students has been proportionally greatest in the fourth quarter of each respective year. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns.

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

Emphasis on Military and Public Services Communities  — Since our founding, our culture has reflected our devotion to our mission of Educating Those Who Servetm . We have designed our academic programs, policies, marketing strategies, and tuition specifically to meet the needs of the military and public service communities.

Affordable Tuition  — Our tuition is generally consistent with less expensive in-state tuition at state universities and is established at a competitive rate whereby DoD tuition assistance programs fully cover the cost of undergraduate course tuition and over 75% of the cost of graduate course tuition. We have not increased our undergraduate tuition rate of $250 per credit hour since 2000.

Commitment to Academic Excellence  — Our academic programs are overseen by our Board of Trustees, which counts as members two former college presidents, active accreditation peer evaluators, a former Commandant of the Marine Corps, and a former Department of the Army Inspector General. We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources that we apply to instruction and educational support.

Proprietary Information Systems and Processes  — Through our Partnership At a Distance, or PAD system, students may access our admission, orientation, course registrations, tuition payments, book requests, grades, transcripts, and degree progress, and various other services online 24/7. We also have created management tools based on the data from the PAD system that help us to improve continuously our academic quality, student support services, and marketing efficiency. A key benefit to our proprietary systems and processes is that they allow us to manage the complexities involved in starting over 2,230 classes in over 1,020 unique courses each month. We believe our proprietary systems and processes will support a much larger student body and provide us important competitive and cost advantages. We obtained patent protection on our PAD system in February 2011.

Growth Strategies

We believe our growth in student enrollment and revenue has consistently been driven by high student satisfaction and referral rates, and by increasing acceptance of distance learning within our targeted markets. Between 2009 and 2010, we grew our revenue 33% from $149.0 million to $198.2 million. Our revenues increased by 31% to $260.4 million for the year ended December 31, 2011. As our revenue base grows, we expect our growth rate percentages to continue to decline. However, we expect actual dollar revenue growth to increase. To grow our business, we plan to employ the following strategies:

Continue Serving the Military Market  — We have focused on the needs of the military community since our founding, and this community has been responsible for the vast majority of our growth to date. The combination of our online model, focused curriculum, and outreach to the military has enabled us to gain market share from more established schools, many of which are traditional brick and mortar schools that have served this market for longer periods.

Broaden Our Acceptance in the Public Service and Civilian Markets  — We believe our curriculum is directly relevant to federal, state, and local law enforcement, first responders, and other public service professionals.  Historically, however, we have had limited ability to access these markets because, outside the federal government, only a few agencies or departments have the tuition reimbursement plans critical to fund continuing adult education. Now that our students can obtain grants or low cost student loans through Title IV programs, we have been increasing our focus on these markets. We believe that the affordability and diversity of our academic program offerings, including our liberal arts degrees, are attractive options for civilian students.

Pursue and Expand Strategic Partnerships – We believe that articulation agreements and partnerships with institutions of higher learning, corporations, professional associations, and other organizations are important to our enrollment growth and to expanding access to higher education.

Add New Degree Programs — We plan over the long term to expand our degree offerings to meet our students’ needs.

Accreditation

     An institution must be licensed before it is allowed to teach students but generally cannot be accredited until it has active students and two years of successful, demonstrated performance. The accrediting body must observe the institution’s processes, policies, and procedures and assess its financial viability, among other factors. We maintain institutional accreditation with accrediting bodies recognized by the U.S. Department of Education. The Higher Learning Commission, a regional accrediting agency, initially granted us candidacy status in February 2004. We received accreditation from The Higher Learning Commission in May 2006. In July 2011, The Higher Learning Commission reaffirmed accreditation of American Public University System for online courses and programs without any other stipulations on its affiliation status.  Our next comprehensive evaluation is scheduled for the 2020-2021 academic year, with an interim progress report on development of university system-wide coordination and improvement of graduate studies due in July 2015.  We received accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, a national accrediting agency, in 1995. DETC’s process provides for a reevaluation and affirmation of our accreditation every five years. As part of that regularly scheduled evaluation process, we submitted a self-evaluation report on September 30, 2011 and underwent an on-site reaccreditation visit in November 2011.  On January 21, 2012, the Accrediting Commission of DETC met and voted to reaccredit APUS.  APUS’s next full DETC re-accreditation site visit is scheduled for Fall 2016.  APUS must submit an Enhancement Report to DETC by May 1, 2012.  The Enhancement Report will address APUS’s status with respect to implementation of certain initiatives -- namely, an English language proficiency policy, a written enrollment agreement, and disclosure of total course price for each program -- and it will provide specified data on refund requests related to certain popular APUS courses.

In addition to our university-wide accreditations with the Higher Learning Commission and DETC, our Associate of Arts in Business Administration, Bachelor of Business Administration, Bachelor of Arts in Marketing, and Master of Business Administration programs have a specialized accreditation from the Accreditation Council for Business Schools and Programs, and our Emergency and Disaster Management Program has a specialized accreditation from the Foundation for Higher Education Accreditation.  Maintaining these specialized accreditations and obtaining other specialized accreditations will continue to become a more important part of our marketing and outreach efforts to prospective students.

Curriculum and Scheduling

We offer 156 degree and certificate programs. Academic terms begin on the first Monday of each month, with over 2,230 classes in over 1,020 unique courses starting each month in either eight- or sixteen-week formats. Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Programs	Number

Master of Arts	17
Master of Business Administration	1
Master of Education	3
Master of Public Administration	1
Master of Public Health	1
Master of Science	6
Bachelor of Arts	24
Bachelor of Business Administration	1
Bachelor of Science	12
Associate of Arts	13
Associate of Science	8

87
Certificates
Graduate	34
Undergraduate	35

TOTAL	156

At the graduate level, we offer degree programs in the following disciplines:

•     Masters of Arts in:
•     Criminal Justice
•     Emergency Management and Disaster Management
•     History
•     Homeland Security
•     Humanities

•     Intelligence Studies
•     International Relations and Conflict Resolution
•     Legal Studies
•     Management
•     Military History
•     Military Studies
•     National Security Studies
•     Political Science
•     Psychology
•     Reverse Logistics Management
•     Security Management
•     Transportation Management and Logistics
•     Master of Business Administration
•     Master of Education in:
•     Administration and Supervision
•     Guidance Counseling
•     Teaching
•     Master of Public Administration
•     Master of Public Health
•     Master of Science in:
•     Accounting
•     Environmental Policy and Management
•     Information Technology
•     Space Studies
•     Sports and Health Sciences
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
•     Retail Management
•     Reverse Logistics Management
•     Security Management
•     Sociology
•     Transportation and Logistics Management
•     Bachelor of Business Administration
•     Bachelor of Science in:
•     Accounting
•     Criminal Justice
•     Environmental Studies
•     Fire Science Management
•     Information System Security
•     Information Technology
•     Information Technology Management

•     Legal Studies
•     Nursing
•     Public Health
•     Space Studies
•     Sports and Health Sciences
•     Associate of Arts in:
•     Business Administration
•     Communication
•     Counter-Terrorism Studies
•     Criminal Justice
•     Early Childhood Care and Education
•     General Studies
•     History
•     Hospitality
•     Management
•     Military History
•     Real Estate Studies
•     Retail Management
•     Weapons of Mass Destruction Preparedness
•     Associate of Science in:
•     Accounting
•     Computer Applications
•     Database Application Development
•     Explosive Ordnance Disposal
•     Fire Science
•     Paralegal Studies
•     Public Health
•     Web Publishing

Our certificate programs generally consist of a minimum of 18 semester hours of required courses focusing on a particular component of the broader degree program. Students may earn discrete certificates or earn certificates in combination with work toward a degree program.

Lead Generation and Student Recruitment

We mainly focus on a relationship-based marketing strategy striving to build long term, mutually beneficial relationships with organizations and individuals in the military and public service communities and beginning in late 2010 began to expand our efforts to attract civilian students by creating greater awareness of our APU brand. We believe that people in the military and public service communities tend to be tightly knit affinity groups, which greatly facilitates personal referrals from influential members as well as from current students and alumni to prospective students. Using this approach enables us to achieve student acquisition costs that we believe are substantially less than the industry average. We also supplement our relationship-based marketing with multi-faceted interactive marketing campaigns (organic search, pay-per-click and banner advertising, and participation in online social communities, among other methods) to help build brand awareness and drive inquiries. We have experienced increases in our student acquisition costs that we primarily attribute to our expansion in non-military markets. As we continue to grow in size and diversity, our student acquisition costs may continue to increase.

Admissions

Our universities welcome qualified individuals to apply for admission at any time through an online application process. We are an open enrollment institution, and the current qualifications for most of our undergraduate programs are a high school diploma or General Education Development certificate. Graduate applicants must hold a baccalaureate degree from an accredited U.S. institution or an equivalent foreign institution.

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

Tuition, Books and Fees

We believe that our ability to provide affordable programs is one of our competitive strengths. We have maintained our undergraduate tuition costs in line with public, in-state rates and within the DoD tuition ceilings. Undergraduate tuition is $250 per semester credit hour, or $750 per three-credit course. Since 2000, we have not raised undergraduate tuition rates per semester credit hour. If we were to implement a tuition increase, or if the DoD were to lower the amount of tuition assistance per semester credit hour, military students eligible for the U.S. Department of Veterans Affairs’ GI Bill may apply that entitlement to cover the difference through the Top-Up feature. A full 121-semester hour undergraduate degree may be earned for $30,250. Eligible undergraduate students receive their textbooks at no cost to them through our book grant program, which represents a potential average student savings over the course of a degree of approximately $4,500 when compared to four-year colleges according to The College Board Study, Annual Survey of Colleges report from 2009. Many students transfer in a significant amount of prior credit earned, which also reduces the cost and time of earning their degree.

Graduate tuition is currently $325 per semester hour, or $975 per three-semester credit hour course. For military students, the service branch pays $750 of the tuition costs per course, and students have the option of paying the remainder out of pocket or applying their GI Bill entitlements to cover the cost above $750. At these tuition rates, students may earn a graduate degree for less than $12,000 in tuition costs for most of our programs.

Despite being an open enrollment institution, we do not charge an admission fee, nor do we charge fees for services such as registration, technology, course drops, and similar events that trigger fees at many institutions. In addition, as a total distance learning institution, there are no resident fees, such as for parking, food service, student union, and recreation. While we do charge a fee for transfer credit evaluation for non-active duty military students and civilian students, unlike transfer credit fees at many institutions, the fee is a one-time, flat fee that does not increase as more credits are transferred.

In addition to military and veterans benefits, we offer a variety of federal and non-federal aid programs to assist students with their education costs. The federal student aid programs under Title IV constituted 36.7% of our net registrations in 2011, and we expect that the ability to participate in these programs is important to our growth. The following aid sources are available from military, federal, state, agency, and local organizations to help students meet their education goals:

Military and Veterans Student Aid

•	Training Funds

•	Tuition Assistance

•	Veterans Administration Benefits (Montgomery G.I. Bill or Post 9/11GI Bill)

Other Federal Student Aid, Including Title IV Programs

•	Federal Pell Grant

•	Federal Subsidized Stafford Loan

•	Federal Unsubsidized Stafford Loan

•	Federal PLUS Loan

•	Federal Graduate PLUS Loan

•	Teacher Education Assistance for College and Higher Education (TEACH) Grant

Non-Federal Student Aid

•	Employer Voucher

•	Private Loans

•	Undergraduate Book Grant

See the discussion under “Regulation of Our Business” below for more information about military and veterans benefits and federal student aid, including the discussions of potential changes to these programs under “Regulation of Our Business—Nature of Federal, State and Private Financial Support for Postsecondary Education—Tuition Assistance” and “Regulation of Our Business—Regulation of Title IV Financial Aid Programs—The ‘90/10 Rule’”.

Enrollment and Student Body

Our student body consists of approximately 110,000 students, and most of them hold full-time employment. Active students are defined as those who have completed a course in the past twelve months, or are currently enrolled or registered for an upcoming course. We disenroll students who fail to register for and complete at least one course in a calendar year, although they may later apply for re-admission and active status. Students on extended military deployments may apply for a Program Hold, which keeps them active until they return and are able to resume their studies.

Faculty

As of December 31, 2011, our faculty consists of approximately 1,790 members with relevant teaching and practitioner experience. Approximately 315 members were designated as full-time faculty, and more than 1,475 members were serving as adjunct faculty. A significant majority of our graduate faculty hold a doctorate in the relevant field, while virtually all undergraduate faculty have earned a graduate degree. Exceptions have been granted for a limited number of faculty that may not meet the degree standards, but evidence significant experience and achievement in the subject area that they teach.

We establish full-time and adjunct positions based on program and course enrollment. Many full-time faculty began their career with us as adjunct members. As enrollment increases, we expect to establish additional full-time positions as well as additional adjunct positions.

We attract faculty through referrals by current faculty members, advertisements in education and trade association journals, and our Internet presence. Program Managers and Department Chairs review applications and conduct interviews. We check references prior to offering positions to new faculty and, upon selection, we require each new faculty member to complete an orientation and training program that leads to their certification and assignment. Many of our faculty members have relevant experience at leading universities and within military and governmental institutions. We believe that the composition of our student body and course curriculum is particularly attractive to potential faculty members because of the opportunity to teach relevant material to students that are involved on a daily basis in implementing what is being taught. In turn, we believe that our well-regarded faculty, including many former and current practitioners in their fields, attracts new students with interest in these fields.

We believe that the quality of our faculty is critical to our success because our most frequent interaction with our students is through our faculty members. We regularly review the performance of our faculty by monitoring the amount of online contact that faculty have with students, reviewing student feedback, and evaluating the learning outcomes achieved by students, among other measures. If we determine that a faculty member is not performing at the level that we require, we work with the faculty member to improve performance, including through assigning the faculty member a mentor. If the faculty member’s performance does not improve, we will no longer allow that faculty member to teach. We do not provide our faculty with tenure.

Partnership At a Distance

We have established proprietary information systems and processes to support what we refer to as Partnership At a Distance, or PAD. The PAD system allows prospective and current students to interact with us exclusively online, on their schedule. Through PAD we try to create learning partnerships with our students and faculty that remove the time and distance barriers. The PAD system serves as the backbone for all online student interaction, other than the electronic classroom, which is provided through a separate program that is integrated with the PAD system. We believe that the PAD system empowers students to control the path to achieving their educational goals by providing them with 24/7 access to resources without requiring intervention from staff. The PAD system also is designed to enable faculty and staff to make decisions for continuous process improvement based primarily on objective information and feedback from students. Through the PAD system, we are also able to manage the complex administration of monthly semester starts for over 2,230 classes in over 1,020 unique courses each month to our approximately 110,000 students taught by over 1,790 faculty members in an automated and cost-effective way. We obtained patent protection on our PAD system February 2011.

Other Technology Systems and Management

We believe that we have established a functional, secure and reliable technology system to help us fulfill our mission. We continue to invest in technology systems and enhancements to support this system and our growth. Our IT infrastructure consists of two data centers: one in Virginia, and one at a co-location facility in Texas. Our technology environment is managed internally. Student access is provided through redundant data carriers in both data centers.
Our online classroom has historically employed Educator™, a web-based portal learning management system from Ucompass.com, Inc., for which we obtained a perpetual license with long-term support commitments in the first quarter of 2008. The Educator™ system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We currently rely on Ucompass for ongoing support and customization and integration of the Educator™ system with the rest of our technology infrastructure.

In 2010, we chose the Sakai Collaboration and Learning Environment (“Sakai CLE”), an open-source Learning Management System, to replace Educator™ as the foundational software for our online classroom.  As of 2010, more than 350 educational institutions around the world were reportedly using Sakai CLE to support teaching, learning, research, and collaboration. We completed the implementation of Sakai CLE in the fall of 2011. Shortly after the completion of the migration, we experienced periods of unplanned downtime in our online classroom during periods of peak utilization.  We believe that in mid-October 2011 we identified the cause of this downtime and took appropriate steps to mitigate the problem.  However, we cannot be certain that we have completely resolved the situation or that similar problems will not occur in the future.

Competition

There are more than 4,000 U.S. colleges and universities serving traditional college-age students and adult students. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. Within our primary military market, there are more than 1,000 institutions that serve military students and receive tuition assistance funds. Our primary competitors for military students are other institutions offering online bachelor’s and master’s degrees and traditional colleges and universities located near military installations. We believe that for-profit schools may increasingly be seeking to attract military students for various reasons, including because these schools may see it as helpful in their efforts to comply with the 90/10 Rule, as currently DoD tuition assistance and veterans education benefits do not count towards the 90% limit.  See “Regulation of Our Business—Regulation of Title IV Financial Aid Programs—The ‘90/10 Rule’” below for more information on the 90/10 Rule, including recent proposals to count DoD tuition assistance and veterans educations benefits toward the 90% limit.

We compete with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those that we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs.

The primary competitive factors for institutions targeting working adult students include: specific degree program offerings; affordability, including tuition and fees and rates of increase; convenience and flexibility, including availability of online courses; reputation and academic quality; and marketing effectiveness.

Intellectual Property

We exercise rights associated with copyrights, trademarks, service marks, domain names, agreements, and registrations to protect our intellectual property. Course syllabi are our property, may be used in current and future courses as needed to facilitate instruction, and may be modified to meet evolving course or curriculum requirements. Intellectual property of individual faculty members, such as weekly notes or lectures, remains the property of the faculty member, and is reserved specifically for use only by the faculty member who owns it, unless he/she grants permission for use by others.

We have secured a trademark for the phrase “Educating Those Who Serve,” which is used in promotional materials and messaging, as well as the brand names American Public University System, American Military University, American Public University and American Community College, and we received a trademark for the term “Partnership At a Distance. We believe these trademarks and brand names are important to how prospective students identify us and are central to a number of our marketing efforts. We also own rights to more than 200 Internet domain names pertaining to APUS, AMU, APU and other unique descriptors. Our proprietary student information and service system, the PAD system, received a patent with the Patent and Trademark Office in February 2011.

Employees

As of December 31, 2011, we had approximately 1,790 members of faculty and a professional staff of approximately 825 non-faculty employees administering our academic, technology, service, and business operations. Most of our non-faculty employees work in either our headquarters in Charles Town, West Virginia, or in our administrative offices in Manassas, Virginia.

None of our employees are parties to any collective bargaining arrangement. We believe that we have good relationships with our employees.

EXECUTIVE OFFICERS OF AMERICAN PUBLIC EDUCATION, INC.

The table below shows information about our executive officers:

Name	Age	Position

Dr. Wallace E. Boston	57	President, Chief Executive Officer and Director
Harry T. Wilkins	55	Executive Vice President, Chief Financial Officer
Carol S. Gilbert	53	Executive Vice President, Marketing
Dr. Karan Powell	58	Executive Vice President, Provost
Dr. Sharon van Wyk	52	Executive Vice President, Chief Operations Officer
Peter W. Gibbons	59	Senior Vice President, Chief Administrative Officer
W. Dale Young	62	Senior Vice President, Chief Information Officer

Dr. Wallace E. Boston, EdD joined us in September 2002 as Chief Financial Officer and, since June 2004, has served as President, Chief Executive Officer, and a member of our board of directors. From August 2001 to April 2002, Dr. Boston served as Chief Financial Officer of Sun Healthcare Group. From July 1998 to May 2001, Mr. Boston served as Chief Operating Officer and then President of NeighborCare Pharmacies. From February 1993 to May 1998, Mr. Boston served as VP-Finance and later, SVP of Acquisitions and Development of Manor Healthcare Corporation, now Manor Care, Inc. From November 1985 to December 1992, Dr. Boston served as Chief Financial Officer of Meridian Healthcare.

Harry T. Wilkins joined us in February 2007 as Executive Vice President and Chief Financial Officer. From December 2004 to February 2007, Mr. Wilkins served as a member of our board of directors, and from January 2005 to February 2007, he served on the Board of Trustees of American Public University System. Since 2002, Mr. Wilkins has also served as a founding partner of Grandizio, Wilkins, Little & Matthews, LLP, a Baltimore-based CPA firm that specializes in consulting for postsecondary education clients. From May 1992 to August 2001, Mr. Wilkins served as Chief Financial Officer of Strayer Education, Inc. From November 1984 to April 1992, Mr. Wilkins served as Director at Wooden & Benson, an accounting firm specializing in audits of education companies. From January 1979 to November 1984, Mr. Wilkins served as a senior consultant with Deloitte, Haskins and Sells, now Deloitte & Touche.

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

Karan Powell, Ph.D. joined the Company in April 2004 as Interim Chancellor after serving on the Board of Trustees for two years. From October 2005 to December 2005, Dr. Powell served as the Dean of the School of Business, Management and Graduate studies. From January 2006 to July 2008, Dr. Powell served as Vice President and Academic Dean. In July 2008, Dr. Powell was promoted to Senior Vice President and served as Senior Vice President and Academic Dean until July 2011. Dr. Powell was promoted to Executive Vice President and Provost in August 2011. In 2010, Dr. Powell was invited to be a board member of Higher Education Resource Services (HERS). From 2011 to 2012, Dr. Powell served as Chair of the 40th Anniversary Committee, and in 2012, was appointed as Program Committee Chair. Between 1988 and 2007, Dr. Powell served at Georgetown University in various roles, including Director of Professional Development in the School of Continuing Education, Director of Organization Development Programs, and Director of IRS Executive Development Program. While at Georgetown University, Dr. Powell also served as an Executive Instructor at the School of Business.

Sharon van Wyk, Ph.D. joined the Company in August 2009 as Executive Vice President, Chief Operations Officer. From March 2006 to April 2008, Dr. van Wyk served as Vice President of Process Excellence, Infrastructure & Online Customer Support at Intuit Inc. From 2001 to 2006, Dr. van Wyk served as Vice President of Process Excellence and New Market Development for Genworth Financial.  From 1996 to 2001, Dr. van Wyk served as Manager, Global Risk Management and Six Sigma for GE Capital. From 1988 to 1996, Dr. van Wyk served as Associate Partner, Change Management for Accenture Consulting. Dr. van Wyk was an adjunct professor for the Executive MBA program at the University of Connecticut Business School and possesses several process improvement certifications including Master Black Belt and Six Sigma Instructor.

Peter W. Gibbons joined us in October 2002 as Vice President, Student Services and became Senior Vice President, Chief Operating Officer in January 2005. In May 2007, Mr. Gibbons’ title was changed to Senior Vice President, Chief Administrative Officer. From June 2000 to October 2002, Mr. Gibbons served as Vice President, Human Resources for Sitel Corporation. From May 1975 to June 2000, Mr. Gibbons served as a field artillery officer in the United States Army and during his 25 years of service before retiring, Mr. Gibbons commanded soldiers in combat, held senior staff positions at the Department of Army, and taught at the United States Military Academy for three years.

W. Dale Young joined us in September 2009 as interim Chief Information Officer, and in February 2010 became Senior Vice President, Chief Information Officer.  From March 2005 until September 2009, Mr. Young served as President of Decent LLC, a business and technology consulting company, during which time he provided consulting advice to us on a number of important information technology and management projects. From September 2003 to March 2005, Mr. Young served as Executive Vice President of Systems Alliance, Inc. a Maryland based web-content management software and consulting company. From January 1978 until his retirement in October 2002, Mr. Young held several staff and leadership assignments in the United States and Korea with PricewaterhouseCoopers LLP, PW Consulting, and PwC Consulting Korea.

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

REGULATION OF OUR BUSINESS

We are subject to extensive regulation by (1) state regulatory bodies, (2) accrediting agencies recognized by the U.S. Secretary of Education, (3) the federal government through the U.S. Department of Education and under the Higher Education Act of 1965, as amended, or the Higher Education Act, the Department of Veterans Affairs, and the Department of Defense. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition.

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

At present, we enroll students from each of the 50 states, as well as the District of Columbia. We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements in 38 states. The university and its representatives are licensed or authorized to operate or to conduct activities in the remaining 12 states and the District of Columbia (Alabama, Arkansas, Florida, Georgia, Idaho, Kansas, Massachusetts, Minnesota, New Mexico, Pennsylvania, Utah, Wisconsin and Wyoming). In some cases, state licensure or authorization may impose limitations on certain activities and may impose particular requirements with respect to certain programs.  To date, such state-specific limitations and requirements have not had a material effect on our operations.

New program initiatives, such as our teacher education programs, that include “on the ground” components (e.g., student teaching, professional internships, etc.) that may be described as instructional activities, will be viewed by some state regulatory agencies as constituting a physical presence for regulatory purposes. As those programs expand there is a high probability that we will need to seek formal authorization to operate in some states where historically we were not required to do so. The extent of this expansion in regulatory requirements, and the associated costs, are not known at this time, but we anticipate they may be significant.

The increasing popularity and use of the Internet and other online services for the delivery of education has led to the adoption of new laws and regulatory practices in the United States and foreign countries and to new interpretations of existing laws and regulations. For instance, in some states we are required to seek licensure or authorization because our recruiters meet with prospective students in the state. In other states, the state education agency requires licensure or authorization because, for example, we enroll students or employ faculty who reside in the state. We are currently subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, and may require the posting of surety bonds. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. We believe that under current law the only state authorization or licensure necessary for us to participate in the tuition assistance programs of the United States Armed Forces is our authorization from the West Virginia Higher Education Policy Commission. We believe the same is true for the Title IV programs. As described elsewhere in this annual report, the Department of Education promulgated a regulation to require institutions that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to the state’s jurisdiction to meet the state’s requirements for postsecondary distance education providers, but a federal court vacated that regulation. Failure to comply with the requirements of the West Virginia Higher Education Policy Commission could result in our losing authorization from the West Virginia Higher Education Policy Commission, eligibility to participate in Title IV programs, or our ability to offer certain programs, any of which may force us to cease operations. Failure to comply with authorization or licensure requirements in other states could restrict our ability to recruit or enroll students in those states.

On October 29, 2010, the Department of Education published final regulations that address certain institutional eligibility issues, including state authorization. The final regulations, which generally took effect July 1, 2011, specify new rules regarding the type of state approvals that are acceptable for an institution to demonstrate that it is authorized by the state where it is located to offer educational programs beyond the secondary level. In addition, in order for an institution to be legally authorized under the final regulations, the relevant state must have a process to review and take appropriate action on complaints concerning postsecondary institutions. If the Department of Education determines that an institution does not have the required state authorization to provide an educational program beyond secondary education in the state in which the institution is physically located, the institution will be ineligible to participate in the Title IV programs. The institution must be able to document to the Department of Education, upon request, the state’s approval. If the Department of Education determines that an institution does not have the required state authorization to provide postsecondary distance education in a state outside its home state, the institution could lose its ability to award Title IV funds to students in that state.

As described below in “Regulation of Title IV Financial Aid Programs – Distance Learning,” the final regulations also established a new rule related to state authorization and distance education. Under the rule, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to the state’s jurisdiction as determined by the state, the institution must meet the state’s requirements for postsecondary distance education providers.  In July 2011, the U.S. District Court for the District of Columbia vacated the distance education state authorization rule. The Department of Education has appealed that ruling. See “Regulation of Title IV Financial Aid Programs – Distance Learning,” below, for more information.

Certain states may be required to adopt new laws or regulations to comply with the new state authorization requirements in order to enable institutions in those states to continue to participate in Title IV programs. The new rules related to distance education may lead some states to adopt new laws and regulatory practices affecting the delivery of distance education to students located in those states. For example, more states may require that online education institutions be licensed in their state despite having no physical location or other presence in that state or may increase requirements applicable to institutions already required to be licensed. In addition, changes in our business or changes in the nature or amount of our contact with or presence within a particular state could lead states that do not currently require us to be licensed or authorized to require such licensure or authorization in the future.  In addition to the concerns expressed above, new laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Accreditation

We received institutional accreditation in 2006 from The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of Education.  In December 2008, The Higher Learning Commission approved expansion of our mission to include liberal arts bachelors degrees. As part of the regularly scheduled evaluation process, we submitted a self-study in January 2011 and underwent an on-site reaccreditation visit in February 2011. In July 2011, the Higher Learning Commission reaffirmed our accreditation status. Our next comprehensive evaluation is scheduled for the 2020-2021 academic year, with an interim progress report on development of university system-wide coordination and improvement of graduate studies due in July 2015.

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

Accreditation by The Higher Learning Commission is an important attribute of our university. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation by an accrediting agency recognized by the Secretary of Education is necessary for eligibility to participate in tuition assistance programs of the United States Armed Forces and Title IV programs.

In addition to regional accreditation, we have been accredited by the Accrediting Commission of the Distance Education and Training Council, or DETC, since 1995. DETC is a national accrediting agency that is recognized by the Secretary of Education. DETC has recently substantially revised many of its standards and procedures.  We are assessing our compliance with such revised standards and procedures and have not fully evaluated the potential effects of the changes on our operations, nor can we be certain how DETC will implement or interpret these regulations. As part of the regularly scheduled evaluation process, we submitted a self-evaluation report on September 30, 2011 and underwent an on-site reaccreditation visit in November 2011. On January 20, 2012, the Accrediting Commission of DETC met and voted to reaccredit APUS.  APUS’s next full DETC re-accreditation site visit is scheduled for Fall 2016.  APUS must submit an Enhancement Report to DETC by May 1, 2012.  The Enhancement Report will address APUS’s status with respect to implementation of certain initiatives -- namely, an English language proficiency policy, a written enrollment agreement, and disclosure of total course price for each program -- and it will provide specified data on refund requests related to certain popular APUS courses.  The Higher Learning Commission, and not DETC, is our designated primary accreditor for Title IV program purposes.

 In November and December 2009, the Department of Education’s Office of the Inspector General, or OIG, issued reports criticizing three accrediting agencies, including The Higher Learning Commission, for failing to define both program length and credit hours. OIG explained that such failures could result in inflated credit hours, improper designation of full-time student status, and over-awarding of Title IV funds. OIG, in an unusual action, recommended that the Department of Education consider limiting, suspending, or terminating The Higher Learning Commission’s recognition as an accrediting agency for purposes of determining institutional eligibility to participate in Title IV programs. In response, Department of Education staff conducted a special review of The Higher Learning Commission. According to a staff report submitted to the National Advisory Committee on Institutional Quality and Integrity, or NACIQI (the panel charged with advising the Department of Education on whether to recognize accrediting agencies for federal purposes, including Title IV purposes), as a result of the special review, the Department of Education required The Higher Learning Commission to develop a corrective action plan that, among other things, required modification of its substantive change policies and implementation of specific procedures to address changes in ownership. In August 2010, The Higher Learning Commission submitted its response to the Department of Education’s special review.

In December 2010, NACIQI reviewed The Higher Learning Commission’s status as a recognized accrediting agency based on the August 2010 response to the special review and a December 2008 interim report, the latter of which responded to a NACIQI review (unrelated to the OIG report) that occurred in 2007. NACIQI voted to continue The Higher Learning Commission’s recognition as an accrediting agency but also ordered the agency to submit an additional compliance report in one year. At its December 2011 meeting, NACIQI characterized The Higher Learning Commission’s report as “informal” and noted that no vote was to be taken on it. As explained elsewhere in this annual report, on October 29, 2010, the Department of Education published final regulations that, in part, seek to address OIG’s concerns regarding measurement of credit hours. In November 2011, The Higher Learning Commission revised its policies to address the Department of Education’s new regulations regarding credit hours. If The Higher Learning Commission were to lose its ability to serve as an accrediting agency for Title IV programs, we may lose our ability to participate in Title IV programs. NACIQI is next scheduled to review the Higher Learning Commission for recognition purposes in Spring 2013.

As stated above, we also are accredited by DETC, which is a national accrediting agency recognized by the Secretary of Education for purposes of eligibility to participate in Title IV programs and other federal programs, such as tuition assistance programs of the United States Armed Forces. However, we believe many prospective students, employers, state licensing authorities and higher education organizations may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and loss of our regional accreditation would reduce the marketability of the American Public University System even if we were to maintain our national accreditation. NACIQI is next scheduled to review DETC for recognition purposes in Spring 2012.

We also believe that regional accreditation has been important in our outreach to military personnel, who we believe are often counseled that regional accreditation is an important consideration when selecting a postsecondary institution.  Similarly, obtaining regional accreditation has allowed us to reach additional service members by joining portions of the Servicemembers Opportunity Colleges Degree Network System, a Department of Defense, or DoD, program that promotes its member institutions to military professionals and that was previously closed to us.

In addition to institutional accreditation, certain specialized accrediting agencies accredit specific programs at our university. Accreditation of a program by a specialized accrediting agency signifies that the program meets the standards of that agency. We have the following specialized accreditations:

•
Accreditation Council for Business Schools and Programs accredits our Associate of Arts in Business Administration, Bachelor of Business Administration, Bachelor of Arts in Marketing, Master of Business Administration

•	Foundation for Higher Education Accreditation accredits our Emergency and Disaster Management program.

If we fail to satisfy the standards of these specialized accrediting agencies, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs and prevent our students from seeking and obtaining appropriate licensure in their fields.

Nature of Federal, State and Private Financial Support for Postsecondary Education

Our students finance their education through a combination of individual resources, tuition assistance programs of the United States Armed Forces, education benefits administered by the Department of Veterans Affairs, private loans, corporate reimbursement programs, and Title IV programs. Participation in these programs adds to the regulation of our operations.

Tuition Assistance.  Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the DoD. Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary institutions that are accredited by accrediting agencies that are recognized by the Secretary of Education. For our undergraduate programs we have established tuition rates per semester credit hour that can be 100% covered by DoD tuition assistance funds to undergraduate military students to attend our institution provided that the student does not exceed the annual limits per student. Each branch of the armed forces has established its own rules for the tuition assistance programs of DoD. Pursuant to these rules, in order for a service member to use his or her tuition assistance funds at American Public University System, we need to maintain our state licensure and either our regional or national accreditation and the service member must maintain satisfactory academic progress and must also progress in a timely manner toward completion of his or her degree, among other requirements.

To the extent that tuition assistance programs do not cover the full cost of tuition for service members, service members may also use their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, or the Post-9/11 GI Bill, as amended, through the GI Bills’ Top-Up feature. The U.S. Department of Veterans Affairs, or VA, administers the GI Bills. If we lost our eligibility to receive tuition assistance from the United States Armed Forces, or if the amount of tuition assistance per service member is reduced, military service members would need to seek alternative funds. While they may be able to use their education benefits under the Montgomery GI Bill or Post-9/11 GI Bill in lieu of DoD tuition assistance funds, we believe that option would not be attractive to these students. As a result, the inability to participate in DoD tuition assistance programs, and any reduction in the funding for DoD tuition assistance programs, could have a material adverse effect on our operations.

 In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at proprietary institutions. In August 2010, DoD issued proposed regulations that would increase oversight of educational programs offered to active duty servicemembers. The proposed rules would require all institutions to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU would require an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program, or MVER. MVER would extend DoD’s existing Military Installation Voluntary Educational Review (under which DoD contracts with the American Council on Education to examine the quality of educational programs offered to servicemembers on military installations) to institutions offering instruction to servicemembers through distance education. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Servicemembers Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Institutions are required to sign the MOU by March 30, 2012. We have signed DoD’s standard MOU.

In September 2010, the U.S. House of Representatives Armed Services Committee’s Subcommittee on Oversight and Investigations held a hearing entitled “A Question of Quality and Value: Department of Defense Oversight of Tuition Assistance Used for Distance Learning and For-Profit Colleges.” Both DoD officials and Subcommittee members expressed concern about DoD’s oversight of distance education programs, especially those offered by proprietary institutions. Similarly, in December 2010, the Senate Health Education Labor & Pensions Committee, or HELP Committee, released a report entitled “Benefitting Whom For-Profit Education Companies and the Growth of Military Educational Benefits,” which raised questions about the growing share of DoD tuition assistance and Post-9/11 Veterans Educational Assistance Act of 2008 benefits received by proprietary institutions. In March 2011, the Government Accountability Office, or GAO, published a report entitled “DoD Education Benefits: Increased Oversight of Tuition Assistance Program is Needed,” which offered several recommendations for improving accountability within the tuition assistance program. In September 2011, the Senate Subcommittee on Federal Financial Management, Government Information, Federal Services, and International Security held a hearing focused on the classification of military education benefits under the “90/10 Rule,” which requires institutions receiving Title IV aid to derive at least 10 percent of their revenue from non-Title IV program sources. Some of the panelists suggested that the classification of military benefits as a non-Title IV program revenue source has led some for-profit institutions to recruit aggressively and sometimes illegally members of the military in order to ensure compliance with the 90/10 Rule. Senator Harkin, Chairman of the Senate Committee on Health, Education, Labor & Pensions spoke on the Senate floor on May 19, 2011 and hosted a press conference on September 22, 2011 to encourage reformation of the 90/10 Rule.  See the discussion below under “Regulation of Title IV Financial Aid Programs—The “90/10 Rule” for further discussion of proposed changes to the manner in which the 90/10 Rule is calculated.

At this time, we cannot predict the extent to which, or whether, the congressional hearings and report, or advocacy from other organizations or parts of the government, will affect DoD’s current rulemaking or result in legislation or other regulations that would limit or condition the participation of proprietary institutions or distance education programs in DoD tuition assistance programs.

In October 2011, the Marine Corps announced, and later rescinded, new tuition assistance rules that cut the maximum benefit for its service members from $4,500 per year to $875 per year and reduced the tuition assistance from $250 per credit hour to $175 per credit hour. Although undergraduate tuition assistance levels have been restored to their prior levels with retroactive benefits to affected service members, the Marine Corps has warned that the current levels of funding are not sustainable. The Marine Corps did reduce graduate level tuition assistance from $350 per credit hour to $250 per credit hour, which is consistent with the current tuition assistance payments from the other military services. We anticipate that the other services will also consider potential changes to the tuition assistance program. By February 20, 2012, DoD is required to submit a report to the Senate and House Armed Services Committees on how to increase the efficiency of tuition assistance program funding, including the effects of changing the program to require service members to pay 25% of their tuition expenses.

In addition, in October 2011, DoD announced that while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package. We believe modifications to the tuition assistance program may include a reduced per undergraduate credit tuition benefit (currently $250), a decrease in the annual cap (currently $4,500), and/or a requirement that service members pay out-of-pocket for a portion of their tuition, among other possible changes.

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

We are unable to estimate the effect of future expected changes to the tuition assistance programs or whether the services would impose other criteria in addition to the level of reimbursement that would impact enrollments from service members.   We are also unable to estimate the response that our competitors would take to reduced tuition assistance payments or the willingness of service members to use the Top-Up option available under the veterans education benefits programs. In this regard, our competitors, particularly those with larger student populations or a smaller concentration of students from the military, may be better situated to lower the cost of tuition to service members.

If we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

Title IV Programs.  The federal government provides a substantial part of its support for postsecondary education through Title IV programs, in the form of grants and loans to students who can use those funds at any institution that has been certified by the Department of Education to participate in Title IV programs. Title IV program aid is primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV program funds must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students.

We were first certified to participate in Title IV programs in September 2006. The Department of Education has approved us to participate in the following Title IV programs (described below): (1) the Federal Family Education Loan Program (the “FFEL Program”), (2) William D. Ford Federal Direct Loan Program (the “Direct Loan Program”), (3) the Federal Pell Grant program, (4) campus-based programs, and (5) Teacher Education Assistance for College and Higher Education Grant Program (the “TEACH Grant Program”).

(1)  FFEL Program.   On March 30, 2010, President Obama signed the Healthcare and Education Affordability Reconciliation Act of 2010. The legislation, which is known for its overhaul of the healthcare system, eliminated the FFEL Program. Under the FFEL Program, banks and other lending institutions made loans to students and parents of dependent students. As of July 1, 2010, those lending institutions are no longer able to act as lenders of federal student loans, and no new loans can be originated through the FFEL Program. The FFEL Program includes the Federal Stafford Loan Program, the Federal PLUS Program (which, beginning on July 1, 2006, provided for loans to graduate and professional students as well as parents of dependent undergraduate students), and the Federal Consolidation Loan Program. If a student defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan. As of December 31, 2009, we ceased to participate actively in the FFEL Program.

(2)  Direct Loan Program.  Under the Direct Loan Program, the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions. The Direct Loan Program includes the Direct Subsidized Loan, the Direct Unsubsidized Loan, the Direct PLUS Loan (including loans to graduate and professional students), and the Direct Consolidation Loan. The terms and conditions of the Direct Subsidized Loan, the Direct Unsubsidized Loan, the Direct PLUS Loan, and the Direct Consolidation Loan are generally comparable to those of the Federal Stafford Subsidized Loan, the Federal Stafford Unsubsidized Loan, the Federal PLUS Loan, and the Federal Consolidation Loan, respectively. As of June 1, 2009, APUS has originated all new loans for students and their parents through the Direct Loan Program. The Budget Control Act of 2011, signed into law on August 2, 2011, eliminated Direct Subsidized Loans for graduate and professional students, as of July 1, 2012. The terms and conditions of subsidized loans originated prior to July 1, 2012 are unaffected by the law.

(3)  Federal Grant Programs.   Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors. An institution that is certified for Pell Grant purposes is considered to be certified for the Academic Competitiveness Grant (“ACG Grant”) Program and National Science and Mathematics Access to Retain Talent Grant (“SMART Grant”) Program, if it has at least one academic program that is ACG Grant/SMART Grant-eligible.    However, authorization for the ACG Grant Program and SMART Grant Program expired as of July 1, 2011.

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

The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard. As originally passed, the Post-9/11 GI Bill provided that eligible veterans could receive benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran was enrolled. In addition, veterans who were enrolled in classroom-based programs or “blended programs” (programs that combine classroom learning and distance learning) could receive monthly housing stipends, while veterans enrolled in wholly distance-based programs were not entitled to a monthly housing stipend. The provisions regarding education benefits for post-9/11 veterans took effect August 1, 2009. The Post-9/11 GI Bill also increased the amount of education benefits available to eligible veterans under pre-existing Montgomery GI Bill. The legislation also authorized expansion of service members’ ability to transfer veterans’ education benefits to family members.

On January 4, 2011, President Obama signed the Post-9/11 Veterans Educational Assistance Improvements Act of 2010, or Improvements Act, which amends the Post-9/11 GI Bill in several pertinent respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance) rather than the charges established by the institution, and it replaces the state-dependent benefit cap with a single national cap of $17,500. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most Improvements Act changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill.  The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment, and other education costs.

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

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to initiate a congressional investigation into for-profit institutions and to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. In 2011, extensive new and amended Department of Education regulations went into effect. The Department of Education has initiated a new rulemaking to address the federal student loan programs and teacher preparation programs, and Congress recently enacted legislation that may lead to new Department of Education regulations. The Department periodically revises its regulations and changes its interpretations of existing laws and regulations. For all these reasons, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances. See “Recent Congressional Action,” “Recent Regulatory Changes,” and “Pending Regulatory Changes” below for more information.

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

Congress reauthorizes the Higher Education Act approximately every five to six years. On August 14, 2008, the Higher Education Opportunity Act, or HEOA, the most recent reauthorization of the Higher Education Act, was enacted. HEOA provisions are effective upon enactment, unless otherwise specified in the law. Selected HEOA provisions are described in relevant parts of this annual report. HEOA includes numerous new and revised requirements for higher education institutions and thus increases substantially regulatory burdens imposed on such institutions under the Higher Education Act.

During 2009, the Department of Education developed regulations to implement HEOA changes to the Higher Education Act. The Department of Education published final regulations in October 2009. Those regulations took effect July 1, 2010. If our efforts to comply with HEOA’s provisions are inconsistent with how the Department of Education interprets those provisions, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds.

On March 30, 2010, President Obama signed the Healthcare and Education Affordability Reconciliation Act of 2010, or Reconciliation Act. The Reconciliation Act, which is widely known for its overhaul of the healthcare system, amended the Higher Education Act to eliminate the FFEL Program. As of July 1, 2010, private banks could no longer act as lenders of federal student loans, and no new Stafford, PLUS, or consolidation loans could be disbursed through the FFEL Program. Instead, institutions were required to transition to the Direct Loan Program by July 1, 2010 in order to continue to participate in the major federal loan programs. This deadline did not affect American Public University System, as we had ceased to participate actively in the Direct Loan Program as of December 31, 2009.

On August 2, 2011, President Obama signed The Budget Control Act of 2011, or BCA.  The BCA eliminated Direct Subsidized Loans for graduate and professional students, as of July 1, 2012.  The terms and conditions of subsidized loans originated prior to July 1, 2012 are unaffected by the law.

On December 23, 2011, President Obama signed the Consolidated Appropriations Act of 2012. The law includes a number of provisions that significantly affect federal student aid programs authorized under Title IV of the Higher Education Act. For example, it reduces the income threshold at which students are assigned “an automatic zero expected family contribution” for purposes of awarding financial aid for the 2012-2013 award year. Under the Act, students who do not have a high school diploma or a recognized equivalent (e.g., GED) or do not meet an applicable home school requirement and who first enroll in a program of study on or after July 1, 2012 will not be eligible to receive Title IV aid. The Act also set the maximum Pell Grant award for 2012-2013 at $5,500 and made several changes to the Federal Pell Grant program, including establishing that, beginning with the 2012-2013 award year, students may not receive a Pell Grant if they are not eligible for at least ten percent of the maximum Pell Grant award for the academic year and reducing the duration of a student’s Pell Grant eligibility to 12 semesters from 18 semesters. The Act temporarily eliminates the interest subsidy provided for Direct Subsidized Loans during the six-month grace period immediately following termination of enrollment.

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

Beginning in June 2010, the Senate HELP Committee held a series of hearings related to for-profit postsecondary education institutions. Also in June, the House Education and Labor Committee held a hearing to examine accreditors’ standards and procedures pertinent to higher education institutions’ policies on credit hours and program length, including those of The Higher Learning Commission. During each of the hearings, some committee members raised concerns about the growing proportion of federal student financial aid going to for-profit schools. On August 4, 2010, the Senate HELP Committee held a hearing to examine the student recruitment experience at for-profit postsecondary education institutions, and on September 30, 2010, the Senate HELP Committee held a hearing on the federal investment in for-profit education and the resulting student outcomes. The Senate HELP Committee held additional hearings in 2011. On March 10, 2011, the Committee held a hearing to present a case study of another for-profit postsecondary education institution, its educational services, and the role of accreditor, state, and federal oversight. On June 7, 2011, the Senate HELP Committee held a hearing on financial outcomes of students at for-profit colleges. At a number of hearings, committee members have expressed concern about the amount of student loan debt taken on by students at for-profit institutions. On July 11, 2011, the HELP Committee hosted a roundtable discussion of policy solutions for improving for-profit postsecondary education.

On June 21, 2010, the chairmen of the House and Senate education committees, along with other members of Congress, asked the GAO to review various aspects of the for profit education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which for-profit schools’ revenue is comprised of Title IV and other federal funding sources. On August 4, 2010, the GAO released a report based on a three-month undercover investigation of recruiting practices at for-profit schools. The report concluded that employees at a non-random sample of 15 for-profit schools (which did not include American Public University System) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On November 30, 2010, the GAO issued a revised version of that report that corrected or further explained a number of the instances of allegedly deceptive conduct. The GAO reported that the revisions were made because additional information came to light and explained that the revisions do not alter any of its findings or the overall message of the report. On October 31, 2011, the GAO released a second report following additional undercover investigation related to enrollment, cost, financial aid, course structure, substandard student performance, withdrawal, and exit counseling. The report concluded that while some of the 15 unidentified for-profit schools investigated appeared to follow existing policies, others did not. Although the report identified a number of deficiencies in specific instances, it made no recommendations. On December 7, 2011, the GAO released a report that attempted to compare the quality of education provided by for-profit, nonprofit, and public institutions based upon multiple outcome measures including graduation rates, pass rates on licensing exams, employment outcomes, and student loan default rates. The report found that students at for-profit institutions had higher graduation rates for certificate programs, similar graduation rates for associate’s degree programs, and lower graduation rates for bachelor’s degree programs than students at nonprofit and public institutions. It also found that a higher proportion of bachelor’s degree recipients from for-profit institutions took out loans than did degree recipients from other institutions and that some evidence exists that students at for-profits institutions default on their student loans at higher rates. On nine of the ten licensing exams reviewed, graduates of for-profit institutions had lower pass rates than students from nonprofit and public institutions.

On August 5, 2010, we were among 30 for-profit schools to receive a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to for-profit postsecondary education institutions whose students receive federal student financial aid. The document request sought information on loan default rates; institutional spending; program costs; student outcomes, such as completion and placement rates; and recruiting practices, such as use of third-party lead generators. During a September 30, 2010 HELP Committee hearing, Senator Harkin released a report entitled “The Return on Federal Investment in For-Profit Education: Debt Without a Diploma.” The report, which was based in part on the analysis of documents received from some of the for-profit schools without identifying any specific institutions, focused on for-profit schools’ increasing profits, the growing proportion of federal funds flowing to for-profit schools, and the high debt levels amassed by some for-profit school students.

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

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking, or NPRM, with respect to many of the issues subject to the negotiated rulemaking process, other than the metrics for determining compliance with the gainful employment requirement.  On July 26, 2010, the Department of Education issued an NPRM regarding various elements of the gainful employment requirement, specifically the information that must be disclosed to prospective students, the information that must be reported to the Department of Education, and the metrics that will be used to determine compliance with the requirement. On October 29, 2010, the Department of Education issued final regulations for the regulations proposed in the June 18 NPRM, as well as final regulations regarding gainful employment programs, including disclosure and reporting requirements for programs that must prepare for gainful employment and procedures under which an institution must apply for approval to offer an educational program that prepares students for gainful employment in a recognized occupation.  The October 29 final regulations were effective July 1, 2011. On June 13, 2011, the Department of Education published final regulations on metrics for gainful employment programs effective July 1, 2012.

On January 21, 2011, the Association of Private Sector Colleges and Universities (“APSCU”) filed a lawsuit in the U.S. District Court for the District of Columbia challenging the October 29, 2010 final regulations on program integrity related to the state authorization, incentive compensation, and misrepresentation requirements on the grounds that such regulations exceeded the Department of Education’s statutory and constitutional authority. The District Court vacated the section of the regulations that requires an institution that offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to the state’s jurisdiction to meet the state’s requirements for postsecondary distance education providers. The District Court let stand the remainder of the state authorization regulation as well as the regulations related to incentive compensation and misrepresentation. Both the Department of Education and APSCU are appealing the ruling, and the lawsuit is pending before the U.S. Court of Appeals for the District of Columbia.

On July 20, 2011, APSCU filed a lawsuit in the U.S. District Court for the District of Columbia challenging the Department of Education’s October 29, 2010 and June 13, 2011 final regulations on gainful employment. The lawsuit challenges the reporting and disclosure regulations, the metrics used to calculate gainful employment, and the new program approval regulations. APSCU alleges that the regulations represent overreaching by the Department of Education, conflict with congressional intent, and were developed through a flawed administrative process that violated the Administrative Procedure Act, the HEA, and the Constitution. The lawsuit is currently pending.

 Gainful Employment. To be eligible for Title IV funding, certain academic programs, including all degree and non-degree programs at proprietary institutions of higher education (other than, in limited circumstances that apply to our university, certain liberal arts programs), must prepare students for gainful employment in a recognized occupation. The disclosure and reporting requirements and metrics for compliance are described below.

(a)        Disclosure: Beginning July 1, 2011, for the most recently completed award year, all institutions must disclose to prospective students, with respect to each of their gainful employment programs, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers. Institutions must update such information within a reasonable period of time after the information becomes available.

(b)        Reporting: With respect to each gainful employment program, institutions must annually report to the Department of Education information regarding each enrolled student, including the amount of debt incurred under private loans and institutional finance plans, matriculation information, and end of year enrollment information.  Information related to award year 2010-2011 (the most recently completed award year) as well as prior award years (2006-07 through 2009-2010) must have been reported by November 15, 2011. Institutions must report information for subsequent award years no earlier than September 30 of the calendar year in which the award year ends but no later than the date established by the Department of Education through notice in the Federal Register. If an institution is unable to supply all or some of the required information, it must provide an explanation to the Department of Education.

(c)        Metrics: An academic program is considered to prepare students for gainful employment if it meets at least one of the following three metrics:

   1.           Annual loan repayment rate. This metric measures the rate at which the federal student loan debt incurred by the applicable cohort of borrowers to attend the program is being repaid. Generally, the annual loan repayment rate for an academic program is the percentage of federal student loans incurred to fund the costs of a program that are in satisfactory repayment three to four years after entering repayment. Rates are calculated on a federal fiscal year basis. The repayment rate must be at least 35%. Institutions have an opportunity to challenge the repayment rate data.

      2.           Discretionary income ratio. This metric compares (i) the annual repayment required on student loan debt attributable to tuition and fees by students who completed the program to (ii) their discretionary income. The median annual loan payment amount (calculated as described below) for the applicable cohort of students may not be higher than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services (“HHS”) poverty guideline for a single person in the continental United States. The debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis. The earnings used will generally be based on information received by the U.S. Department of Education from the Social Security Administration, subject under certain circumstances to the use of the 25th percentile of Bureau of Labor Statistics income data for specific “standard of occupational classification” codes for fiscal years 2012 through 2014.

      3.           Annual earnings ratio. This metric compares (i) the annual repayment required on student loan debt attributable to tuition and fees by students who completed the program to (ii) their actual annual earnings. The median annual loan payment amount for the applicable cohort of students may not be greater than 12% of the greater of their average or median annual earnings. The debt-to-actual earnings ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis. The earnings used will generally be based on information received by the U.S. Department of Education from the Social Security Administration, subject under certain circumstances to the use of the 25th percentile of Bureau of Labor Statistics income data for specific “standard of occupational classification” codes for fiscal years 2012 through 2014.

    Starting in 2012, the Department of Education will calculate the three metrics for each gainful employment program for each federal fiscal year, running from October 1 to September 30. An academic program that satisfied any one metric is considered to be preparing students for gainful employment. If an academic program fails all three metrics, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose to enrolled and prospective students the amount by which the program missed minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform prospective and current students in the failing program that their debt may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program may be continued without federal student aid. These gainful employment standards are effective beginning July 1, 2012, and the Department of Education will begin calculating debt measures for fiscal year 2012 (October 1, 2011 to September 30, 2012). Institutions will be notified of failing programs based on that data. The earliest a program could lose eligibility under the gainful employment rule will be fiscal year 2015, based on its 2012, 2013 and 2014 performance under the above metrics. Eligibility losses in 2015 will be limited to the lowest five percent of all programs among all institutions. The Department of Education has indicated its intent to release in 2012 institutional gainful employment metrics for informational purposes only.

In addition, final regulations issued October 29, 2010 require institutions to notify the Department of Education at least 90 days before the commencement of a new educational program that prepares students for gainful employment in recognized occupations if the program has a Classification of Instructional Programs, or CIP, code under the taxonomy of instructional program classifications and descriptions developed by the National Center for Education Statistics that is different from any other program offered by the institution, the program has the same CIP code as another program offered by the institution but leads to a different degree or certificate, or the institution’s accrediting agency determines the program to be an additional program. This notification must include information on the market need for the program, any performed wage analysis, any external program review and approval, and a demonstration of accreditation. The institution may proceed to offer the program, unless the Department alerts the institution at least 30 days before the first day of class that approval is required because the Department has identified concerns about the institution’s financial responsibility or capacity, the institution’s process or decision to add the new program, or certain other issues. If the Department of Education denies approval, the institution may not provide Title IV aid to students enrolled in that program. If the Department of Education denies approval, the institution may respond to the Department’s stated reasons for denial and request reconsideration. The final regulations were generally effective July 1, 2011. According to the Department, these notice and application procedures for new programs were intended to remain in place until the Department issued a new rule to implement performance-based standards for approving new programs using gainful employment measures. On September 27, 2011 the Department of Education issued an NPRM in which it proposed, among other changes, to define a smaller group of gainful employment programs for which an institution must obtain approval from the Department, including only programs that are the same as or substantially similar to programs performing poorly under the gainful employment metrics. The September 27 NPRM also included some additional procedural clarifications.

If our efforts to comply with the new and impending regulations are inconsistent with how the Department of Education interprets those regulations, either due to insufficient time to implement the necessary changes, uncertainty about the meaning of the rules, or otherwise, we may be found to be in noncompliance with such regulations and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. However, we cannot predict with certainty the effect the new and impending regulatory provisions will have on our business.

Eligibility and Certification Procedures.   Each institution must apply periodically to the Department of Education for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change of control. An institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding a new program, or, in certain cases, when it modifies academic credentials that it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in ownership resulting in a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV program funds.

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

Distance Learning.   We offer all of our existing degree, diploma and certificate programs from our headquarters in Charles Town, West Virginia via internet-based telecommunications. Under HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program.

Under the final Department of Education regulations published on October 29, 2010, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to offer legally postsecondary distance education in that state. The institution must be able to document state approval for distance education if requested by the Department of Education. In addition, states must have a process to review and take appropriate action on complaints concerning postsecondary institutions. These new rules were to become effective July 1, 2011, although the Department of Education indicated in an April 20, 2011 guidance letter that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution is making a good faith effort to identify and obtain necessary state authorization before that date.

On July 12, 2011, however, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the Department of Education’s state authorization regulation that requires online education providers to obtain any required authorizations from all states in which their students reside, finding that the Department of Education had failed to provide sufficient notice and opportunity for comment on the requirement. Should the requirement be enforced, however, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students in that state.

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

•	develop and apply an adequate system to identify and resolve discrepant information with respect to a student’s application for Title IV aid; and
•	not otherwise appear to lack administrative capability.

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

If an institution fails to satisfy any administrative capability criteria or any other Department of Education regulation, the Department of Education may:

•	require the repayment of Title IV funds;

•	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

If we are found not to have satisfied the Department of Education’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV program funding.

Third-Party Servicers.   Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. For example, we contract with the third-party servicer Global Financial Aid Services, Inc., which performs activities related to our participation in Title IV programs. If Global Financial Aid Services, or any other third-party servicer, does not comply with applicable statute and regulations including the Higher Education Act, we may be liable for its actions, and we could lose our eligibility to participate in Title IV programs

Financial Responsibility.   The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as we must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the resources necessary to comply with Title IV program requirements and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for liabilities incurred in programs administered by the Department of Education.

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards. Generally, the standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations, and remain current on its debt payments. The financial responsibility standards include a complex formula that uses line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution. At the request of the Department of Education, we supply our consolidated financial statements to the Department of Education for purposes of calculating the composite score. We have applied the financial responsibility standards to our consolidated financial statements as of and for the year ended December 31, 2011, and calculated a composite score of 3.0 out of a maximum score of 3.0. We therefore believe that we meet the Department of Education’s composite score standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we may be able to establish financial responsibility on an alternative basis by, among other things:

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

Title IV Return of Funds.   Under the Department of Education’s return of funds regulations, when a student withdraws, an institution must return unearned funds to the Department of Education in a timely manner. An institution must first determine the amount of Title IV program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The Department of Education’s final regulations published on October 29, 2010 establish several new rules for determining when a student is considered withdrawn. Those rules went into effect July 1, 2011, and the Department of Education provided interpretive guidance in a July 20, 2011 “Dear Colleague Letter.” Under the final regulations, an institution generally must treat a student in a module (defined as a course or courses that do not span the entire length of the payment period or enrollment period) as withdrawn if the student does not complete all the instructional time that the student was scheduled to complete prior to withdrawing. We offer standard term-based modules and therefore must comply with the new rule. In addition, in certain circumstances, we use a student’s last day of attendance at an academically-related activity as the student’s withdrawal date for Title IV purposes. Under the final regulations, institutions that use the last day of attendance at an academically-related activity must determine the relevant date based on accurate institutional records (not a student’s certificate of attendance). For online classes, “academic attendance” means engaging in an academically-related activity, such as participating in class through an online discussion or initiating contact with a faculty member to ask a question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements.

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

The Department of Education issued final regulations implementing the 90/10 Rule and certain other HEOA provisions on October 29, 2009.  The final regulations were effective July 1, 2010. The regulations generally track the HEOA provisions, but clarify the treatment of certain types of revenue. The regulations require institutions to report in their annual financial statement audits not only the percentage of revenues derived from Title IV funds during the fiscal year, but also the dollar amount of the numerator and denominator of the 90/10 calculation and specified categories of revenue. The regulations shorten from 90 to 45 days the time period within which institutions must notify the Secretary of Education after the end of a fiscal year in which the institution failed to meet the 90/10 requirement.

Using the formula in effect prior to enactment of HEOA, we derived approximately 19% of our cash-basis revenues from eligible programs in 2008 compared to 14% in 2007 and 1% in 2006. Using the HEOA formula, we derived approximately 19%, and 26% of our cash-basis revenues from Title IV program funds in 2009 and 2010, respectively.  Our percentage of cash-based revenues from Title IV program funds has increased as our population of students using Title IV program funds has increased.  The population of our students using these funds is growing at a faster rate than students who use other sources of revenues, and we will continue to monitor compliance with the 90/10 Rule.

In addition, certain members of Congress have stated that Congress should revise the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit. For example, members of Congress raised this idea both in the September 2010 hearing before the House Armed Services Committee’s Subcommittee on Oversight and Investigations reviewing DoD’s oversight of distance education and for-profit institutions and in the December 2010 HELP Committee report examining the growing share of DoD tuition assistance and Post-9/11 GI Bill benefits flowing to for-profit institutions. Because we receive a substantial portion of our revenues from DoD tuition assistance and veterans educational benefits, such a change would significantly increase our risk of violating the 90/10 Rule. In January 2012, Senators Harkin and Durbin introduced a bill to modify the 90/10 Rule by reducing the threshold to 85% and counting the Title IV programs, the DoD tuition assistance program, and veterans education benefits programs as sources from which an institution may derive no more than 85% of its revenue. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance and veterans educations benefits toward the 90% limit, along with Title IV programs. We cannot predict the likelihood that Congress will amend the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit or to lower the ratio to 85/15. If the calculation for purposes of the 90/10 Rule is changed so that DoD tuition assistance and/or veterans education benefits are counted toward a 90% or 85% limit, our percentage of revenues that would count toward such limit would be significantly higher than our current 90/10 calculation. We are not required to include all federal funding in our 90/10 calculation and do not track sources of funds for this purpose.  Accordingly, we cannot estimate with precision what our percentage would be if any of these proposed amendments to the 90/10 Rule are made by Congress.. However, based on our assessment of net course registrations, we currently estimate that approximately 86% of our funding is derived from federal sources.

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

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the FFEL program, Direct Loan Program, and Pell program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in the FFEL program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

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

The three most recent federal fiscal years for which FFEL/Direct Loan cohort defaults rates have been officially calculated are federal fiscal years 2007, 2008, and 2009. Because we began only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate for federal fiscal year 2007. Our FFEL/Direct Loan cohort default rate for federal fiscal years 2008 and 2009, respectively, is 5.2% and 4.0%. In addition, because the number of our students entering repayment is expected to remain relatively low over the next several years, defaults by a few students could cause a relatively large increase in our cohort default rates.

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

•
An institution whose cohort default rate exceeds 30% for two consecutive years will be required to review, revise, and resubmit its default improvement plan, and the Department of Education may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

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

In October 2009, the Department of Education issued final regulations to implement the HEOA provisions on cohort default rates and other student loan matters. Those regulations became effective July 1, 2010. The final regulations provide that the Department of Education will issue two cohort default rates -- a rate calculated in accordance with pre-HEOA methodology (two-year rate) and a rate calculated in accordance with HEOA methodology (three-year rate) -- for fiscal years 2009 through 2011.  The final regulations also indicate that the Department of Education will rely on the two-year rate and related thresholds to determine institutional eligibility until 2014, when the Department of Education issues official three-year rates for the federal fiscal year 2011 cohort.

In December 2009, the Department of Education sent to institutions unofficial, “trial” cohort default rates showing institutions’ cohort default rates for federal fiscal years 2005, 2006, and 2007 as they would be calculated under the HEOA methodology. Three-year cohort default rates were generally expected to be higher than two-year cohort default rates, because of both the longer repayment history and current economic conditions. Our “trial” three-year cohort default rates are 0.0%, 0.0%, and 3.3% for federal fiscal years 2005, 2006, and 2007, respectively.  In February 2011, the Department of Education published “trial” three-year cohort default rates for fiscal year 2008.  Our “trial” cohort default rate for federal fiscal year 2008 was 11.4%. In April 2011, the Department of Education issued corrected “trial” cohort default rates for 2008. Our corrected rate was 11.0%.

Incentive Payment Rules.   As part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Failure to comply with the incentive payment rule could result in termination of participation in Title IV programs, limitation on participation in Title IV programs, or financial penalties.

In 2002, the Department of Education promulgated 12 “safe harbors” setting forth certain permissible activities and arrangements under the incentive payment regulation. The final regulations published on October 29, 2010 abolished the 12 safe harbors and modified the regulation to codify a stricter reading of the incentive payment provision. The final rule became effective July 1, 2011.  In March 2011, the Department of Education issued guidance on the revised incentive payment regulation.  Certain ambiguities in the final rule and the Department of Education’s accompanying statements and March 2011 guidance create uncertainty as to how the revised rule will be interpreted and enforced by the Department of Education.

We believe that our current employee compensation and third-party contractual arrangements comply with the incentive payment provisions of the Higher Education Act and Department of Education regulations currently in effect, although there can be no assurance that the Department of Education would not find deficiencies in our current or former contractual arrangements. However, in light of the uncertainties surrounding the revised rule and ambiguities in the Department of Education’s related guidance, we can make no assurances that the Department would not find deficiencies in our future employee compensation plans and contractual arrangements. In addition, in recent years, other postsecondary educational institutions have been named as defendants to whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees pursuant to the Federal False Claims Act, alleging that their institution’s compensation practices did not comply with the incentive compensation rule. A qui tam case is a civil lawsuit brought by one or more individuals, referred to as a relator, on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case, including the possibility of treble damages. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit.

In October 2010, the GAO released a report entitled “Higher Education: Stronger Federal Oversight Needed to Enforce Ban on Incentive Payments to School Recruiters” finding that the Department of Education has inadequately enforced the current ban on incentive payments. In response, the Department has undertaken to increase its enforcement efforts by, among other approaches, strengthening procedures provided to auditors reviewing institutions for compliance with the incentive payments ban and updating its internal compliance guidance in light of the GAO findings and the revised incentive payment rule that took effect July 1, 2011.

Code of Conduct Related to Student Loans.   As part of an institution’s program participation agreement with the Department of Education, HEOA requires that institutions that participate in Title IV programs adopt a code of conduct pertinent to student loans. For financial aid office or other employees who have responsibility related to education loans, the code must forbid, with limited exceptions, gifts, consulting arrangements with lenders, and advisory board compensation other than reasonable expense reimbursement. The code also must ban revenue-sharing arrangements, “opportunity pools” that lenders offer in exchange for certain promises, and staffing assistance from lenders. The institution must post the code prominently on its website and ensure that its officers, employees, and agents who have financial aid responsibilities are informed annually of the code’s provisions. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions. Failure to comply with the code of conduct provision could result in termination of our participation in Title IV programs, limitations on participation in Title IV programs, or financial penalties.

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

College Affordability and Transparency Lists.   Under HEOA, the Department of Education has published on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its web site. The Department of Education also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted. Currently, we are listed as the institution with the third lowest tuition among private for-profit, four-year or above institutions. We are also listed as the institution with the eleventh lowest net price among private for-profit, four-year or above institutions. We cannot predict with certainty the effect such lists will have on our operations.

Compliance Reviews.   We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, OIG, state licensing agencies, agencies that guarantee FFEL program loans, the Department of Veterans Affairs, and accrediting agencies. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act and Department of Education regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the Department of Education. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with Department of Education regulations. In August 2010, the Secretary of Education sent a letter to several members of the Senate HELP Committee responding to the findings of the GAO’s undercover investigation. The Secretary explained that the Department of Education plans to strengthen its oversight of Title IV programs through, among other approaches, increasing the number of program reviews by 50%, from 200 conducted in 2010 up to 300 reviews in 2011.

On February 28, 2011 the U.S. Department of Education began an on-site program review of our administration of the Title IV programs. In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, the Department of Education sends the institution a program review report. The institution has the opportunity to respond to the findings in the program review report. The Department of Education then issues a final program review determination letter, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the final program review determination letter.The site visit for our program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.

We received the program review report in April 2011. The report includes three findings, two of which involve individual student specific errors. The third finding is that the University System’s policies failed to treat certain students as having unofficially withdrawn from the institution and that the University consequently failed to calculate and return federal student financial aid that the University System was required to return to the Department of Education as the result of these unofficial withdrawals. The Department has taken the position that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period. We disagree with this interpretation of Department of Education regulations and filed a response to the Department of Education in June 2011. The Department of Education has not specified a potential penalty, and we have not accrued any amounts in connection with the program review. We believe that if APUS is liable for refunds to the Department of Education for these students, the amount could be up to approximately $837,000 and would be offset in our financial results by any amounts that we may eventually collect from the students to whom the funds were disbursed or amounts these students may have already repaid the Department. As part of the process of responding to this finding, we have continued to provide the Department with requested information and documents.

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

Potential Effect of Regulatory Violations.   If we fail to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring us to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate our participation in Title IV programs. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment, or termination, of our participation in Title IV programs, our enrollments, revenues, and results of operations would be materially and adversely affected.

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

Restrictions on Adding Educational Programs.   State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional programs. Many states require approval before institutions can add new programs under specified conditions. The Higher Learning Commission, DETC, and the West Virginia Higher Education Policy Commission generally require institutions to notify them in advance of implementing new programs, and upon notification, may undertake a review of the institution’s licensure, authorization, or accreditation.

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

In addition, when an institution is certified for the first time, its certification is provisional until the Department of Education has reviewed a compliance audit that covers a complete fiscal year of Title IV program participation and has decided to certify fully the institution. In the first quarter of 2008, we timely filed a recertification application because our initial period of certification was scheduled to end on June 30, 2008. As part of that recertification process, the Department of Education fully certified us, and it no longer considers us to be in our initial period of certification. However, in August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. On October 2, 2008, the Department of Education approved our change in ownership application and granted us provisional certification for a two-year period ending September 30, 2010. During that period, our program participation agreement provided that, as a provisionally certified institution, we had to apply for and receive approval by the Secretary of Education for any substantial change. Under our program participation agreement, substantial changes included but were not limited to establishment of additional locations, an increase in the level of academic offering, and addition of any non-degree or short-term training program. The Department of Education advised us that an institution that is provisionally certified based on a change in ownership and control that resulted from a reduction of ownership interest is able to add new degree programs under the same conditions that apply to a fully certified institution. On July 2, 2010, we received a letter from the Department of Education notifying us that we are fully recertified to participate in Title IV programs through December 31, 2014, and that we are no longer provisionally certified.

Generally, under regulations in effect prior to July 1, 2011, if an institution that was not subject to the two-year rule or was not in its initial period of certification added an educational program after it had been designated as an eligible institution, the institution was required to apply to the Department of Education to have the additional program designated as eligible. However, a fully certified degree-granting institution was not obligated to obtain the Department of Education’s approval of additional programs that led to an associate, bachelor’s, professional, or graduate degree at the same degree level(s) previously approved by the Department of Education. Similarly, a fully certified institution was not required to obtain advance approval for new programs that both prepared students for gainful employment in the same or related recognized occupation as an educational program that had previously been designated as an eligible program at that institution and met certain minimum-length requirements. However, the Department of Education, as a condition of certification to participate in Title IV programs, could require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that was required to obtain the Department of Education’s express approval for the addition of a new program failed to do so, and erroneously determined that the new educational program was eligible for Title IV program funds, the institution could be liable for repayment of Title IV program funds received by the institution or students in connection with that program.

The final regulations published on October 29, 2010 establish a new process under which an institution must apply for approval to offer a program that, under the Higher Education Act, prepares students for “gainful employment in a recognized occupation” in order to be eligible for Title IV funds. Effective July 1, 2011, an institution must notify the Department of Education at least 90 days before the first day of classes when it intends to add a program that prepares students for gainful employment. On September 27, 2011, the Department of Education issued an NPRM proposing a streamlined approval process that targets only the worst-performing programs, specifically programs that are the same or substantially similar to previous programs that failed gainful employment metric(s). For more information about the gainful employment regulations, see above “Regulation of Title IV Financial Aid Programs – Gainful Employment.”  The Department of Education may still, as a condition of certification to participate in Title IV programs, require prior approval of programs or otherwise restrict the number of programs an institution may add.

Change in Ownership Resulting in a Change of Control.   Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. In addition, our accrediting agencies, The Higher Learning Commission and DETC, require institutions that they accredit to inform them in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to The Higher Learning Commission and to DETC include changes in the legal status, ownership, or form of control of the institution, such as the sale of a proprietary institution. The Higher Learning Commission must approve a substantive change in advance in order to include the change in the institution’s accreditation status. The Higher Learning Commission also requires an on-site evaluation within six months to confirm the appropriateness of the approval. DETC requires advance notification and an on-site evaluation within six months for the purpose of reaffirming the institution’s accreditation.

In June 2009 and February 2010, The Higher Learning Commission adopted and revised, respectively, new policies related to institutional control, structure, and organization.  Part of The Higher Learning Commission’s stated rationale for these changes was to better define the range of its oversight of transactions related to change of ownership at institutions. The new policies extend The Higher Learning Commission’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the new policies, The Higher Learning Commission also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself.  Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could open up an accredited institution to additional reviews by The Higher Learning Commission and possible change from an accredited status to candidate status, which enhances the risks associated with these types of actions.  In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs.  For-profit institutions may also be less attractive acquisition candidates because of the enhanced scrutiny of change in control transactions, the explicit ability to move an institution from accredited status to candidate status, and because The Higher Learning Commission will now also be looking more closely at entities that own accredited institutions. DETC also recently amended its policy pertinent to changes in legal status, control, ownership, or management. The policy amendments, adopted in June 2011 and October 2011, add definitions of the situations under which DETC considers a change in legal status, control, ownership, or management to occur, describe the procedures that an institution must follow to obtain approval, and clarify the options available to DETC. All such changes are considered substantive changes that require DETC prior approval. Among other revisions, DETC defines a change of ownership and control as a change in the ability to direct or cause the direction of the actions of an institution, including, for example, the sale of a controlling interest in an institution’s corporate parent. Failure to obtain prior approval of a change of ownership and control will result in withdrawal of accreditation under the new ownership. The policy also requires institutions to undergo a post-change examination within six months of a change of ownership; the amendments clarify that after such examination, DETC will make a final decision whether to continue the institution’s accreditation. In addition, if an institution is acquired by an entity that owns or operates other distance education institutions, the amendments clarify that any such institutions must obtain DETC approval within two years of the change of ownership or accreditation may be withdrawn. The amendments to the policy define a change of management as the replacement of the senior level executive of the institution, for example the president or CEO. In addition, the amendments clarify that before undertaking such a change, an institution must seek DETC’s prior approval by explaining when the change will occur, the rationale for the change, the executive’s job description, the new executive’s qualifications, and how the change will affect the institution’s ability to comply with all DETC accreditation standards. DETC may take any action it deems appropriate in response to a change of management request. As with The Higher Learning Commission, DETC’s new policies may make for-profit institutions less attractive acquisition candidates as they may increase the costs and risks of a change of ownership and control. The revisions may also make it more burdensome to effectuate a change of management.

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

Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definitions of an agency that regulates us might require us to obtain approval of the change in ownership and control in order to maintain our regulatory approval. Under certain circumstances, the West Virginia Higher Education Policy Commission and the State Council of Higher Education for Virginia might require us to seek approval of changes in ownership and control in order to maintain our state authorization or licensure. With respect to the distribution by the funds affiliated with ABS Capital Partners, the State Council of Higher Education for Virginia did not consider the distribution to be a change in ownership under its regulations, and the West Virginia Higher Education Policy Commission approved the change.

Pursuant to federal law providing benefits for veterans and reservists, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in West Virginia and Virginia. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

A change of control could occur as a result of future transactions in which we are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, as a publicly traded company, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares.

Pending Regulatory Changes

On May 5, 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department of Education also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition. In 2012, two negotiated rulemaking committees -- one on teacher preparation and one on student loans – held meetings to discuss possible amendments to Department of Education regulations. The committee on Title IV loan programs is charged with (1) streamlining the loan program regulations by repealing unnecessary FFEL Program regulations and incorporating and modifying necessary requirements within the Direct Loan program as a result of the FFEL Program’s termination; (2) addressing possible changes in the regulations governing the income-contingent and income-based prepayment plans and the process for making total and permanent disability determinations; (3) drafting various regulations applicable to the administration of the Federal Perkins Loan program; (4)
modifying rules regarding closed schools and related student withdrawals; and (5) addressing various regulations related to forbearance and default, including mandatory granting of forbearance to Direct Loan borrowers eligible for partial repayment of loans by the DoD. The committee on teacher preparation is charged with recommending institutional and state reporting requirements on teacher preparation program quality and with determining the criteria that states should use to assess teacher preparation programs and to identify those that are not performing well. It will also address issues related to TEACH grants. APUS offers a state-approved educator certification program in West Virginia and would therefore be subject to the regulations that are being negotiated.  We are unable to predict the timing or the proposed or final form of any regulations that the Department of Education ultimately may adopt and the impact of such regulations on our business.

Item 1A. RISK FACTORS

Investing in our common stock has a high degree of risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this annual report, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition, and results of operations. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

If we are unable to continue our recent revenue and earnings growth, our stock price may decline and we may not have adequate financial resources to execute our business plan.

Our revenue increased 39% from $107.1 million in 2008 to $149.0 million in 2009, 33% from $149.0 million in 2009 to $198.2 million in 2010, and 31% from $198.2 to $260.4 in 2011 primarily due to strong referrals from current students, new student marketing, and the variety and affordability of our program offerings. The same factors that led to the growth in revenues also contributed to our net income improving to $40.8 million in 2011 from $29.9 million in 2010. The rate of revenue growth from 2010 to 2011 was at a slower pace than the rate of growth from 2008 to 2010. As our revenue base has grown, our growth rate percentages have declined, and it may continue to decline. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue and earnings growth, or if investors react negatively to the slowing of our growth rates, the value of our stock price may decline.

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

We have recently experienced, and may in the future experience to a greater degree, increases in our administrative and technology infrastructure expenses, our exposure to bad debt and unpredictability in enrollment.

Since gaining access to Title IV programs, a significant portion of our growth is attributable to students using Title IV programs.  This has led to a change in the mix of students that we serve, which has resulted, and will continue to result, in a need to provide a greater level of services to our students.  Our costs and expenses have increased due in part to increased general and administrative expenses related to this shift in student mix and primarily attributable to an increase in expenditures for financial aid processing fees, expenditures for technology required to support the increase in civilian students, and increased bad debt primarily associated with our civilian students.  In order to support the number of students we now have and to plan for the future, we also expect that we will make significant investments in our technology infrastructure and financial aid processing capabilities, which from time to time, will result in an increased level of spending, not all of which can be capitalized.

The change in our student mix has also made it harder for us to make long range forecasts about student enrollments.  We have had more difficulty forecasting the number of students who will enroll and have noticed a decrease in the predictability of the rate at which we convert leads into enrolled students, which we attribute, in part, to the growth in civilian students, and particularly the growth in civilian students from outside of public service communities.

If we are unable to manage changes in the composition of our student body and control the growth of related expenditures, we may experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

The ability of military students to enroll in our courses can be impacted by factors that we do not anticipate, which can impact our registrations and make it more difficult for us to accurately forecast expected enrollment.

Beginning with registrations for the third quarter of 2010, we observed that the growth of our net course registrations from active duty military students slowed more than we expected.  We do not know all of the factors that caused this to occur.  We believe that the changes we saw in net course registrations from active duty military students were in part due to increased operations activity and overseas deployments across all branches of the US military, particularly the level of activity in the United States Marine Corps.  We believe that increased demands on many active duty military personnel, combined with limited internet access associated with some deployments, impacted the ability of certain active duty military students to pursue higher education in 2010. Due to the variability of military activity and other factors over which we have no control, the difficulty in predicting military enrollments that we encountered in 2010 could continue in the future or become more pronounced. In addition, over the next several years the number of active and reserve military professionals is likely to decrease if, as proposed, the military downsizes its forces incrementally from a 1.4% reduction in federal fiscal 2013 to a 5.5% reduction in federal fiscal 2017. Any decline in the enrollments, or decline in the growth of enrollments, from active duty military students could have an adverse impact on our total net course registrations and revenues.

Tuition assistance programs offered to United States Armed Forces personnel constituted 41% of our adjusted net course registrations for 2011, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

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

A recent congressional investigation of Department of Defense, or DoD, tuition assistance programs used for distance education and proprietary institutions and a DoD rulemaking that would increase oversight of educational programs offered to active service members could result in legislation that limits in whole or in part our participation in the tuition assistance program. In January 2012, Senators Harkin and Durbin introduced legislation that would modify the Higher Education Act’s 90/10 Rule.  Under the Higher Education Act, a proprietary institution is prohibited from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes).  The proposed legislation would decrease the limit to 85% and would count DoD tuition assistance and veterans education benefits toward that limit. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance and veterans educations benefits toward the 90% limit, along with Title IV programs.  See “Risks Related to the Regulation of our Industry” for additional information on these developments.

In October 2011, the Marine Corps announced, and later rescinded, new tuition assistance rules that cut the maximum benefit for its service members from $4,500 per year to $875 per year and reduced the tuition assistance from $250 per credit hour to $175 per credit hour.  Although undergraduate tuition assistance levels have been restored to their prior levels with retroactive benefits to affected service members, the Marine Corps has warned that the current levels of funding are not sustainable.  The Marine Corps did reduce graduate level tuition assistance from $350 per credit hour to $250 per credit hour, which is consistent with the current tuition assistance payments from the other military services. We anticipate that the other services will also consider potential changes to the tuition assistance program.  By February 20, 2012, DoD is required to submit a report to the Senate and House Armed Services Committees on how to increase the efficiency of tuition assistance program funding, including the impact of changing the program to require service members to pay 25% of their tuition expenses.

In addition, in October 2011, DoD announced that while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package.  We believe modifications to the tuition assistance program may include a reduced per credit tuition benefit (currently $250), a decrease in the annual cap (currently $4,500), and/or require that service members pay out-of-pocket for a portion of their tuition, among other possible changes.
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

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students, particularly in the non-military sector of the market. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs. In addition, we believe that for-profit schools may increasingly be seeking to attract military students, including because these schools may see it as helpful in their efforts to comply with the 90/10 Rule, as currently DoD tuition assistance and veterans education benefits do not count towards the 90% limit. As stated above, recently introduced legislation would, however, count DoD tuition assistance and veterans education benefits toward that limit.

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

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, effective July 1, 2011, under the new regulations published on October 29, 2010, we must notify, and, if required, obtain approval from, the U.S. Department of Education before we introduce any new program that prepares students for gainful employment. See “Risks Related to the Regulation of our Industry” for additional information on these new program approval requirements. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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

Building awareness of AMU and APU and the programs we offer among potential students is critical to our ability to attract new students. In order to maintain and increase our revenues and profits, we must continue to attract new students in a cost-effective manner and these students must remain active in our programs.  In addition, because we experience declines in our student population as a result of graduation, transfers to other academic institutions, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those that have left AMU or APU.  Beginning in 2009 and continuing into 2011, we increased the amounts spent on marketing and advertising, and we anticipate this trend to continue, particularly as a result of our attempts to attract and retain students from non-military market sectors. We use marketing tools such as the Internet, exhibits at conferences, and print media advertising to promote our schools and programs. Additionally, we rely on the general reputation of AMU and APU and referrals from current students, alumni and educational service officers in the United States Armed Forces as a source of new students. Some of the factors that could prevent us from successfully advertising and marketing our programs and from successfully enrolling and retaining students in our programs include:

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•	limits on our ability to attract and retain effective employees because of the new incentive payment rule (see “Risks Related to the Regulation of our Industry”);

•	performance problems with our online systems;

•	failure to maintain accreditation;

•	student dissatisfaction with our services and programs;

•	failure to develop a message or image that resonates well within non-military sectors of the market;

•	adverse publicity regarding us, our competitors or online or for-profit education generally;

•	adverse developments in our relationship with military educational service officers;

•	a decline in the acceptance of online education; and

•	a decrease in the perceived or actual economic benefits that students derive from our programs.

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

System disruptions to our online classroom and technology infrastructure could negatively impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

Historically, our online classroom employed the Educator™ learning management system pursuant to a license from Ucompass.com, Inc. We determined that it was in our long-term best interest to transition to a new online classroom that allows us to integrate additional technologies and resources, and in 2010 we began the migration to the Sakai Collaboration and Learning Environment (CLE), an open-source Learning Management System, as the foundational software for our online classroom.  Our online classroom is central to our operations, and the process of switching to Sakai CLE was complicated and time consuming, involving customization and integration with the rest of our technology infrastructure.  The migration was completed in early September 2011.  Shortly after the completion of the migration, we experienced periods of unplanned downtime in our online classroom during periods of peak utilization.  We believe that in mid-October 2011 we identified the cause of this downtime and took appropriate steps to mitigate the problem.  However, we cannot be certain that we have completely resolved the situation or that similar problems will not occur in the future.

While there are reportedly more than 350 educational institutions around the world using Sakai CLE to support teaching, learning, research and collaboration, we believe that of the institutions using Sakai CLE, very few, if any, have a larger number of concurrent users than we do.  This means that there are a limited number of other institutions with whom we can compare best practices for use in similar circumstances to ours.  Furthermore, to the extent that we face problems with the online classroom in the future, we may not have the ability to address the problems adequately with internal resources, particularly given our limited history using the software, and we may not be able to identify outside contractors with expertise relevant to our customized system.

The performance and reliability of our online classroom and technology infrastructure is critical to our reputation and ability to attract and retain students.  Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, preventing students from accessing their courses and damaging our ability to generate revenue. Any significant or ongoing interruption to our technology infrastructure could have a material adverse effect on our results of operations and could require us to incur additional expenses to correct or mitigate the interruption.

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

 Our rate of growth  and expectations for the future require us to increase the capacity and capabilities of our technology infrastructure. Increasing the capacity and capabilities of our technology infrastructure will require us to invest capital, time and resources, which  we expect from time to time will lead to increased spending on technology infrastructure.  There is no assurance that even with sufficient investment our systems will be scalable to accommodate future growth. We may also need to invest capital, time and resources to update our technology in response to competitive pressures in the marketplace. If we are unable to increase the capacity of our resources or update our resources appropriately, our ability to handle growth, our ability to attract or retain students, and our financial condition and results of operations could be adversely affected. Similarly, even if we are able to increase the capacity of our resources and update our resources appropriately, our financial condition and results of operations could be adversely affected by an increased level of spending.

The loss of any key member of our management team may impair our ability to operate effectively and may harm our business.

Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more members of our management team could harm our business. Except for the employment agreements we have with Dr. Boston, our President and Chief Executive Officer, Dr. Powell, our Executive Vice President and Provost, Dr. van Wyk, our Executive Vice President and Chief Operations Officer, and Mr. Wilkins, our Executive Vice President and Chief Financial Officer, we do not have employment agreements with any of our other executive officers or key personnel.

If we are unable to attract and retain management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed.

To execute our growth strategy, we must attract and retain highly qualified management, faculty, administrators and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. Our growth places constant demands on us to find qualified individuals across all levels of our institution. Since August 2009, we have hired a new Chief Operations Officer and Chief Information Officer, reflecting our continued need to expand and strengthen our management as we grow.  We also promoted Dr. Powell, who previously served as Academic Dean of APUS, to Executive Vice President and Provost following the retirement of Dr. McCluskey as of March 17, 2011.  If we fail to attract new management, faculty, administrators or skilled personnel or fail to retain and motivate our existing management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed. The U.S. Department of Education’s revised incentive payment rule, which took effect July 1, 2011, may affect the manner in which we attract, retain, and motivate new and existing employees. See “Risks Related to the Regulation of our Industry” for additional information on this revised rule.

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

As a result of all of the above factors, the growth in our enrollments reflects some students who will not persist as students.  We have also been the target of fraudulent activities by outside parties with respect to student enrollment and Title IV programs, and as we continue to grow, we may be susceptible to an increase of such activities. We are not able to estimate the number of students who fall into these categories, and we are not able to estimate the impact on our enrollments over time, or any additional impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV student loans.

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education credible information about fraud or other illegal conduct involving Title IV programs, and in the past we have referred to the Office of the Inspector General information with respect to potential fraud by applicants. If the systems and processes that we have established to detect and prevent fraud are inadequate, or our cohort default rates exceed specified levels or we otherwise do not have procedures in place for safeguarding federal funds, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues, and results of operations.  In addition, our ability to participate in Title IV programs and the tuition assistance programs of the United States Armed Forces is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to detect adequately fraudulent activity related to student enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under the Higher Education Opportunity Act, accrediting agencies that evaluate institutions that offer distance learning programs like ours must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and the tuition assistance programs of the United States Armed Forces.

 The protection of our operations through exclusive proprietary rights and intellectual property is limited, and we encounter disputes from time to time relating to our use of intellectual property of third parties, any of which could harm our operations and prospects.

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. This intellectual property includes but is not limited to course materials, business know-how, and internal processes and procedures developed to respond to the requirements of operating and various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, agreements, and registrations to protect our intellectual property. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “AMERICAN MILITARY UNIVERSITY,” “AMERICAN PUBLIC UNIVERSITY,” “AMERICAN PUBLIC UNIVERSITY SYSTEM” and “EDUCATING THOSE WHO SERVE,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third party content experts. We cannot assure you that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content, and offer competing programs to ours.

In particular, third parties may attempt to develop competing programs or duplicate or copy aspects of our curriculum, online resource material, quality management, and other proprietary content. Any such attempt, if successful, could adversely affect our business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our competitors of competing courses and programs.

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

In August 2010, DoD issued a proposed rule that would increase oversight of educational programs offered to active service members. The proposed rules would require all institutions to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds under the tuition assistance program. The requirements to enter into an MOU and the related increased focus by the DoD on relationships and oversight of educational providers could lead to changes in the nature of our relationships with military bases and educational service officers, which could be adverse in nature. We have entered into a standard MOU with DoD
The United States Armed Forces has in the past and may in the future approve programs and initiatives to provide additional educational opportunities to service members, and these programs and initiatives may not include participation by us. We cannot predict the impact of these announcements, programs, or initiatives on us, but given our dependence on students from the armed forces, our net course registrations, and results of operations could be materially adversely affected by such announcements, programs, and initiatives.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.

The increasing popularity and use of the Internet and other online services have led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks, and service marks, sales taxes, fair business practices, and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations, or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, revenues, and results of operations.

Risks Related to the Regulation of Our Industry

If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to federal tuition assistance programs for members of the United States Armed Forces and federal loans and grants for our students.

We are subject to extensive regulation by (1) the federal government through the U.S. Department of Education and under the Higher Education Act, the Department of Defense and the Department of Veterans Affairs, (2) state regulatory bodies, and (3) accrediting agencies recognized by the U.S. Secretary of Education. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional, and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

Institutions of higher education that grant degrees, diplomas, or certificates must be authorized by an appropriate state education agency or agencies. In addition, in certain states as a condition of continued authorization to grant degrees and other credentials and in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces, a school must be accredited by an accrediting agency recognized by the Secretary of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution. The Higher Education Act requires accrediting agencies recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action when the institution fails to comply with the accrediting agency’s standards.

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

The regulations, standards, and policies of the Department of Education, state education agencies, and our accrediting agencies change frequently. Recent and pending changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our noncompliance with any applicable laws, regulations, standards, or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, activities, receipt of funds under tuition assistance programs of the United States Armed Forces, our ability to participate in Title IV programs, or costs of doing business. Furthermore, findings of noncompliance with these laws, regulations, standards, and policies also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, limitations on our operations, termination of our ability to grant degrees, revocation of our accreditation, restrictions on our access to Title IV program funds, or other censure that could have a material adverse effect on our business.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in the tuition assistance programs of the United States Armed Forces and also to participate in Title IV programs.

American Public University System is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education, and by the Accrediting Commission of the Distance Education and Training Council, or DETC, which is a national accrediting agency recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in the tuition assistance programs of the United States Armed Forces. In 2011, we derived approximately 41% of our revenue from net course registrations from these tuition assistance programs. Accreditation by an accrediting agency that is recognized by the Secretary of Education for Title IV purposes is also required for an institution to become and remain eligible to participate in Title IV programs. American Public University System achieved regional accreditation from The Higher Learning Commission in 2006 and has had national accreditation from the Distance Education and Training Council since 1995. We have identified The Higher Learning Commission as our primary accreditor for Title IV purposes. Either The Higher Learning Commission or DETC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited American Public University System must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agencies. Furthermore, many prospective students may view accreditation by a regional accrediting agency to be more prestigious than accreditation by a national accrediting agency, and we believe that loss of regional accreditation may reduce the marketability of American Public University System even if national accreditation were maintained. The complete loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the United States Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues, and results of operations.

Our student enrollments could decline if we fail to maintain any of our accreditations.

Accreditation by The Higher Learning Commission is an important attribute of our university system. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.  In addition, certain of our individual programs are accredited by specialized accrediting agencies.  If we fail to satisfy the standards of any of those specialized accrediting agencies, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.

Increased scrutiny of accrediting agencies by the Secretary of Education and the U.S. Congress may result in increased scrutiny of institutions, particularly proprietary institutions, by accrediting agencies, and if our institutional accrediting agency loses its ability to serve as an accrediting agency for Title IV program purposes, we may lose our ability to participate in Title IV programs.

In November and December 2009, the Department of Education’s Office of the Inspector General, or OIG, issued reports criticizing three regional accreditors – Middle States Commission on Higher Education, the Southern Association of Colleges and Schools, and The Higher Learning Commission – for failing to define both program length and credit hours. OIG, in an unusual action, recommended that the Department of Education consider limiting, suspending, or terminating The Higher Learning Commission’s recognition as an accreditor for purposes of determining institutional eligibility to participate in Title IV programs. In response, Department of Education staff conducted a special review of The Higher Learning Commission and required The Higher Learning Commission to accept a corrective action plan. The Higher Learning Commission received additional scrutiny in June 2010 during a House Education and Labor Committee hearing focused on OIG’s findings with regard to credit hour policies.

In December 2010, the National Advisory Committee on Institutional Quality and Integrity, or NACIQI, the panel charged with advising the Department of Education on whether to recognize accrediting agencies for Title IV purposes, reviewed The Higher Learning Commission’s status as a recognized accrediting agency. Based on The Higher Learning Commission’s response to the Department’s special review and a December 2008 interim report (which responded to a 2007 NACIQI review unrelated to the OIG findings), NACIQI voted to continue the Higher Learning Commission’s recognition as an accrediting agency but also ordered the agency to submit an additional compliance report in one year. At its December 2011 meeting, NACIQI characterized The Higher Learning Commission’s report as “informational” and noted that no vote was to be taken on it. We are currently unaware of what further action NACIQI might take with respect to The Higher Learning Commission and its compliance report. NACIQI is next scheduled to review The Higher Learning Commission for recognition purposes in spring 2013.

Scrutiny of accrediting agencies and their accreditation of proprietary institutions is likely to continue. If the Department of Education were to limit, suspend, or terminate The Higher Learning Commission’s recognition, we could lose our ability to participate in the Title IV programs, unless and until we were able to obtain Department of Education approval to rely on DETC accreditation for purposes of institutional eligibility to participate in the Title IV programs. If we were unable to rely on DETC accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV programs, and such consequence would have a material adverse effect on enrollments, revenues, and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

Furthermore, because the for-profit education sector is growing at such a rapid pace, it is possible that accrediting bodies would respond to that growth by adopting additional criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of for-profit institutions like us. For example, in June 2009, The Higher Learning Commission adopted new policies related to institutional control, structure, and organization.  Part of The Higher Learning Commission’s rationale for these changes was to better define the range of its oversight of transactions related to change of ownership at institutions. The new policies extend The Higher Learning Commission’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the new policies, The Higher Learning Commission also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could open up an accredited institution to additional reviews by The Higher Learning Commission and possible change from an accredited status to candidate status, which enhances the risks of these types of actions. In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs. For-profit institutions may also be less attractive acquisition candidates because The Higher Learning Commission has enhanced its scrutiny of change in control transactions, obtained the explicit ability to move an institution from accredited status to candidate status, and will be examining more closely entities that own accredited institutions.

New and anticipated regulations published by the U.S. Department of Education could result in regulatory changes that may materially and adversely affect our business.

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of many of the issues subject to the negotiated rulemaking process, other than the metrics for determining compliance with the gainful employment requirement.  On July 26, 2010, the Department of Education issued an NPRM in respect of the gainful employment requirement.  On October 29, 2010, the Department of Education published final regulations concerning certain institutional eligibility issues (such as state authorization for postsecondary education institutions), definitional issues (such as the definition of “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (such as gainful employment program reporting and disclosure, incentive payment and misrepresentation), as well as final regulations to establish a process under which an institution applies for approval to offer an educational program that prepares students for gainful employment in a recognized occupation.  These final regulations were generally effective July 1, 2011.  On June 13, 2011, the Department of Education published final regulations on metrics for gainful employment programs effective July 1, 2012. The new regulations are described above in “Regulation of Title IV Financial Aid Programs - Recent Regulatory Changes.”

On May 5, 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department of Education also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition. In January 2012, two negotiated rulemaking committees -- one on teacher preparation and one on student loans held meetings to discuss possible amendments to Department of Education regulations. The committee on Title IV loan programs is charged with (1) streamlining the loan program regulations by repealing unnecessary FFEL Program regulations and incorporating and modifying necessary requirements within the Direct Loan program as a result of the FFEL Program’s termination; (2) addressing possible changes in the regulations governing the income-contingent and income-based prepayment plans and the process for making total and permanent disability determinations; (3) drafting various regulations applicable to the administration of the Federal Perkins Loan program; (4) modifying rules regarding closed schools and related student withdrawals;  and (5) addressing various regulations related to forbearance and default, including mandatory granting of forbearance to Direct Loan borrowers eligible for partial repayment of loans by the DoD. The committee on teacher preparation is charged with recommending institutional and state reporting requirements on teacher preparation program quality and with determining the criteria that states should use to assess teacher preparation programs and to identify those that are not performing well. It will also address issues related to TEACH grants. APUS offers a state-approved educator certification program in West Virginia and is therefore subject to the regulations that are being negotiated.

If our efforts to comply with the new and pending regulations are inconsistent with how the Department of Education interprets those provisions, due to uncertainty about the meaning of the rules or otherwise, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. We cannot predict with certainty the effect the new and pending regulatory provisions will have on our business.

A number of the risk factors below address potential substantive concerns and risks with respect to the new regulations, commonly referred to as the program integrity regulations. With respect to the final regulations generally, and each of the regulations discussed in the risk factors below specifically, we cannot predict how the final regulations will be interpreted. Compliance with any of these new rules or uncertainty that results from the rules being recently promulgated and the absence of past practice and limited guidance as to the implementation of these new rules could have an adverse impact on our enrollment, affect the manner in which we do business, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Lack of clarity in the final rules or guidance by the Department of Education could result in uncertainties continuing for some period of time, and may require us to adopt overly-narrow practices until clarity is obtained, and as a result our business could be materially and adversely affected.

A failure to meet standards regarding “gainful employment” may result in the loss of eligibility to participate in Title IV programs.

On June 13, 2011, the Department of Education published final regulations on gainful employment programs effective July 1, 2012. If a program fails all three of the gainful employment metrics in a given year, the U.S. Department of Education requires the institution to disclose the amount by which the program under-performed the metrics and the institution’s plan for program improvement. Also, the institution must establish a three-day waiting period for enrollment after the warning information is given. Should a program fail to achieve the metrics twice within three years, the institution must continue to provide the first year disclosures and, among other things, also disclose to current and prospective students that they should expect to have difficulty repaying their student loans; provide an explanation of the risks associated with enrolling or continuing in the program, including the potential consequences for, and options available to, the student if the program becomes ineligible for Title IV funds; and explain the resources available to research other educational options and compare program costs. Should a program fail three times within a four year period, the Department of Education would terminate the program’s eligibility for federal student aid (i.e., students in the program would immediately lose eligibility to participate in Title IV programs), and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without Title IV funding. The earliest a program could lose eligibility under the gainful employment rule will be 2015, based on its 2012, 2013, and 2014 performance under the metrics.

Because the Department of Education’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether these new regulations will cause any of our programs to become ineligible to participate in the Title IV programs. However, under this new regulation, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions.

Our failure to obtain Department of Education approval, where required, for new programs that prepare students for gainful employment in a recognized occupation could materially and adversely affect our business.

On October 29, 2010, the Department of Education issued final regulations to establish a new process under which an institution applies for approval to offer an educational program that prepares students for gainful employment in a recognized occupation. Under the final regulations, which became effective July 1, 2011, an institution must notify the Department of Education at least 90 days before the first day of class when it intends to add a program that prepares students for gainful employment in a recognized occupation.  The institution seeking approval may proceed to offer the program, unless the Department of Education advises the institution at least 30 days before the first day of classes that the Department of Education must approve the program for Title IV purposes.  If the Department of Education denies approval, the institution may not award Title IV funds in connection with the program. On September 27, 2011, the Department of Education issued an NPRM that proposed to define a smaller group of gainful employment programs for which an institution must obtain approval from the Department, including only programs that are the same as or substantially similar to programs performing poorly under the gainful employment metrics. Were the Department to deny approval to one or more of our new programs, our business could be materially and adversely affected. Furthermore, compliance with these new procedures could cause delay in our ability to offer new programs and put our business at a competitive disadvantage. Compliance could also adversely affect our ability to timely offer programs of interest to our students and potential students and adversely affect our ability to increase our revenues. As a result, our business could be materially and adversely affected.

Our failure to comply with the Department of Education’s incentive payment rule could result in sanctions.

If we pay a bonus, commission, or other incentive payment in violation of applicable Department of Education rules, we could be subject to sanctions, which could have a material adverse effect on our business. In the final regulations published on October 29, 2010, the Department of Education abolished 12 safe harbors that described permissible arrangements under the regulation.  The amended regulation was effective July 1, 2011. Abolition of the safe harbors and other aspects of the new regulation may create uncertainty about what constitutes impermissible incentive payments. The modified incentive payment rule and related uncertainty as to how it will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may affect negatively our ability to recruit and retain employees, and as a result our business could be materially and adversely affected.

In addition, the Government Accountability Office, or GAO, has issued a report critical of the Department of Education’s enforcement of the incentive payment rule, and the Department of Education has undertaken to increase its enforcement efforts. If the Department of Education determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to the Department of Education’s satisfaction. The Department of Education may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in the Title IV programs. The Department of Education may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of the Department of Education alleging violation of the incentive payment provision. Such suits may prompt Department of Education investigations. Particularly in light of the uncertainty surrounding the new incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or Department of Education investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things. As a result, our business could be materially and adversely affected

Our failure to comply with the Department of Education’s substantial misrepresentation rules could result in sanctions.

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

In the final regulations published on October 29, 2010, the Department of Education has defined “credit” hour for Title IV purposes.  The credit hour is used for Title IV purposes to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid that an institution may disburse in a payment period. The final regulations define credit hour as an institutionally established equivalency that reasonably approximates certain specified time in class and out of class or an equivalent amount of work for other academic activities. The final regulations also require institutional accreditors to review an institution’s policies, procedures, and administration of policies and procedures for assignment of credit hours. An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify the Department of Education if it finds systemic noncompliance or significant noncompliance in one or more programs. The Department of Education has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV programs, as a result of which our business could be materially and adversely affected.

Failure to comply with the Department of Education’s state authorization rules could result in our students being ineligible for Title IV programs.

To be eligible for Title IV programs, an institution must be legally authorized to provide postsecondary education in the state in which it is physically located. In the final regulations published on October 29, 2010, the Department of Education specified the type of state approvals that are acceptable for an institution to demonstrate that it is legally authorized by the state in which it is located.  The regulations also provide that states must also have mechanisms to take appropriate action against institutions and to respond to complaints.

The final rule provided that if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must meet state requirements for it to be legally offering postsecondary distance education in that state.  That rule was effective on July 1, 2011, although in an April 2011 guidance letter the Department of Education indicated that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution was making a good faith effort to identify and obtain necessary state authorization before that date.  On July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the Department of Education’s portion of the state authorization regulation that requires online education providers to obtain any required authorizations from all states in which their students reside, finding that the Department of Education had failed to provide sufficient notice and opportunity for comment on the requirement. Should the requirement be enforced, however, and if we fail to obtain or maintain required state authorization to provide postsecondary distance education in a state, we could lose our ability to award Title IV aid to students in that state.

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

If American Public University System does not maintain its authorization in West Virginia, our operations would be curtailed, and we may not grant degrees.

American Public University System is headquartered in the State of West Virginia and is authorized by the West Virginia Higher Education Policy Commission to grants degrees, diplomas and certificates. The West Virginia Higher Education Policy Commission may also take disciplinary action or revoke authorization if an institution’s bond is cancelled, if the institution fails to take corrective action to bring it into compliance with West Virginia Higher Education Policy Commission policies, or if the owner is convicted for a felony or crime involving institution administration of Title IV programs.

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

Our failure to comply with regulations of various states could have a material adverse effect on our enrollments, revenues, and results of operations.

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

American Public University System has a physical presence in the Commonwealth of Virginia based on administrative offices in that state, and it is authorized by the State Council of Higher Education for Virginia. American Public University System has established a regulatory relationship with 49 of the 50 states, plus the District of Columbia, and we are in the process of confirming our compliance with the remaining state’s recently revised regulatory provisions. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education, the West Virginia Higher Education Policy Commission, The Higher Learning Commission, or DETC. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Although we believe that the only state licensure or authorization that is necessary currently for American Public University System to participate in the tuition assistance programs for the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission, loss of licensure or authorization in other states or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in those states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

Under the Department of Education’s final regulations published on October 29, 2010, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined the state, the institution must have met any state requirements for it to be legally offering postsecondary distance education in that state. The rule was effective July 1, 2011. The Department of Education indicated in an April 2011 guidance letter that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution is making a good faith effort to identify and obtain necessary state authorization before that date. However, on July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the Department of Education’s state authorization regulation that requires online education providers to obtain any required authorizations from all states in which their students reside, finding that the Department of Education had failed to provide sufficient notice and opportunity for comment on the requirement. Should the requirement be enforced, however, and if we fail to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students in that state.

The Department of Education’s distance-education state authorization requirement could lead some states to adopt new laws and regulatory practices affecting the delivery of distance education to students located in those states. In the event we are found not to be in compliance with a state’s new or existing requirements for offering distance education within that state, the state could seek to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state, and may have to cease providing service to students in that state. In addition, under the regulation, if enforced, we could lose eligibility to offer Title IV aid to students located in that state.

Our experience with the Title IV programs is limited, because we only began to participate in the programs in 2006, and our failure to comply with the complex regulations associated with Title IV programs would have a significant adverse effect on our operations and prospects for growth.

We first became certified to participate in Title IV programs for classes beginning in November 2006. We expect a significant portion of our growth in enrollments and revenues to come from students who are utilizing funds from Title IV programs. However, compliance with the requirements of the Higher Education Act and Title IV programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the Department of Education could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues, and results of operations.

We must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by the Department of Education prior to seeking recertification, and our future success may be adversely affected if we are unable to successfully maintain certification or obtain recertification.

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. In 2006, we applied to participate in Title IV programs for the first time and were provisionally certified for a period through June 30, 2007. We timely submitted our application for recertification, and the Department of Education granted us provisional certification through June 30, 2008. In May 2008, we were fully recertified to participate in Title IV programs. In August 2008, we were deemed to have undergone a change in ownership and control requiring review by the Department of Education in order to reestablish our eligibility and continue participation in Title IV programs. As required under Department of Education regulations, we timely notified the Department of Education of our change in ownership and control. In connection with the Department of Education’s review of the change, we submitted to the Department of Education a change in ownership application that included the submission of required documentation, including a letter from The Higher Learning Commission indicating that it had approved the change. On October 2, 2008, we received a letter from the Department of Education approving the change in ownership and control and granting us provisional certification until September 30, 2010.

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

In 2010, we applied for recertification and, on July 2, 2010, we received a letter from the Department of Education notifying us that we are fully recertified to participate in Title IV programs through December 31, 2014. If the Department of Education were to withdraw or not renew our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues, and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate litigation against us, any of which could disrupt our operations and adversely affect our performance.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies, and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in the Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced in a letter to several members of Congress that, in part in response to recent allegations against proprietary institutions of deceptive trade practices and noncompliance with Department of Education regulations, the Department planned to strengthen its oversight of Title IV programs through, among other approaches, increasing the number of program reviews by 50%, from 200 conducted in 2010 up to 300 reviews in 2011. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions, or other penalties, including the requirement to make refunds. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation, even if such claims and lawsuits are without merit.

 The U.S. Congress has been examining the for-profit postsecondary education sector, which could result in legislation or additional Department of Education rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.

In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including a review of their participation in the Title IV programs. Since June 2010, the U.S. Senate’s Health, Education, Labor and Pensions Committee (“HELP Committee”) has held hearings to examine the proprietary education sector. On August 5, 2010, we received a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to for-profit postsecondary education institutions whose students receive federal student financial aid. We understand that the request was one of approximately thirty requests made to for-profit colleges in connection with the HELP Committee’s review of matters related to for-profit colleges participating in Title IV programs. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine accreditors’ standards and procedures pertinent to higher education institutions’ policies on credit hours and program length. During the hearing, some committee members voiced concerns about the growing proportion of federal student financial aid going to proprietary institutions. On June 21, the chairmen of each of the Senate and House education committees, together with other members of Congress, requested the GAO to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which proprietary institutions’ revenue is comprised of Title IV and other federal funding sources.  On August 4, the GAO released a report based on a three-month undercover investigation of recruiting practices at proprietary institutions, which concluded that employees at a non-random sample of 15 proprietary institutions (which did not include American Public University Systems) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On November 30, 2010, the GAO issued a revised version of that report that corrected or further explained a number of the instances of allegedly deceptive conduct. We incurred significant legal and other costs to respond to the congressional inquiry, and could incur significant legal and other cost to respond to any future inquiries.

On August 4, 2010, the Senate HELP Committee held a hearing to examine the student recruitment experience at for-profit postsecondary education institutions, and on September 30, 2010, the Senate HELP Committee held a hearing in regard to the federal investment in for-profit education and the resulting student outcomes. The Senate HELP Committee held additional hearings in 2011. On March 10, 2011, the Committee held a hearing to present a case study of another for-profit postsecondary education institution, its educational services, and the role of accreditor, state, and federal oversight. A hearing about financial outcomes of students at for-profit colleges was held by the Senate HELP Committee on June 7, 2011. At a number of hearings, committee members have expressed concern about the amount of student loan debt taken on by students at for-profit institutions. Following those hearings, on July 21, 2011, the Committee hosted a roundtable discussion of policy solutions for improving for-profit postsecondary education.

On October 31, 2011, the GAO released a second report following additional undercover investigation related to enrollment, cost, financial aid, course structure, substandard student performance, withdrawal, and exit counseling. The report concluded that while some of the 15 unidentified for-profit schools investigated appeared to follow existing policies, others did not. Although the report identified a number of deficiencies in specific instances, it made no recommendations.  On December 7, 2011, the GAO released a report that attempted to compare the quality of education provided by for-profit, nonprofit, and public schools based upon multiple outcome measures including graduation rates, pass rates on licensing exams, employment outcomes, and student loan default rates. The report found that for-profit school students had higher graduation rates for certificate programs, similar graduation rates for associate’s degree programs, and lower graduation rates for bachelor’s degree programs than students at nonprofit and public schools. It also found that a higher proportion of bachelor’s degree recipients from for-profit schools took out loans than did degree recipients from other schools and that there is some evidence that students at for-profits schools default on their student loans at higher rates. On 9 of the 10 licensing exams reviewed, graduates of for-profit schools had lower pass rates than students from nonprofit and public schools.

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

In recent years, the U.S. Congress has increased its focus on Department of Defense (“DoD”) tuition assistance that is used for distance education and programs at proprietary institutions.  In September 2010, the Subcommittee on Oversight and Investigations of the U.S. House of Representative’s Armed Services Committee held a hearing titled “A Question of Quality and Value:  Department of Defense Oversight of Tuition Assistance Used for Distance Learning and For-Profit Colleges.”  Witnesses and Subcommittee members expressed concern about DoD’s oversight of distance education programs, especially those offered by proprietary institutions.  In August 2010, DoD issued a proposed regulation that would increase oversight of educational programs offered to active duty service members.  Under the proposed regulations, the Military Installation Voluntary Education Review program would be expanded to institutions offering instruction to service members through distance education, and all institutions would be required to participate in the program. In addition, in December 2010, the Senate HELP Committee released a report entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits,” which raised questions about the growing share of DoD tuition assistance received by proprietary institutions. In March 2011, the GAO published a report entitled “DoD Education Benefits: Increased Oversight of Tuition Assistance Program is Needed,” which offered several recommendations for improving accountability within the tuition assistance program. In September 2011, the Senate Subcommittee on Federal Financial Management, Government Information, Federal Services, and International Security held a hearing focused on the classification of military education benefits under the “90/10 Rule,” which requires proprietary institutions  to derive at least 10 percent of their revenue from non-Title IV sources. Some of the panelists suggested that the classification of military benefits as non-Title IV revenue for purposes of the 90/10 Rule has led some for-profit institutions to recruit aggressively and sometimes illegally members of the military in order to ensure compliance with the 90/10 Rule. Senator Harkin, Chairman of the Senate Committee on Health, Education, Labor & Pensions spoke on the Senate floor on May 19, 2011 and hosted a press conference on September 22, 2011 encouraging reformation of the 90/10 Rule. Senator Harkin has accused for-profit institutions of engaging in deceptive marketing and aggressive recruiting in order to enroll veteran and active duty military members.  He has also criticized for-profit institutions on the basis of their program withdrawal rates and demanded more accountability for the use of federal funds.

We cannot predict the extent to which, or whether, congressional hearings will affect DoD’s current rulemaking or result in legislation or further rulemaking affecting our participation in DoD’s tuition assistance program or the Title IV programs. Members of Congress have stated, both in committee hearings and in the HELP Committee report, that Congress should revise the 90/10 Rule to count DoD tuition assistance and veterans educational benefits toward the 90% limit. In January 2012, Senators Harkin and Durbin introduced a bill to modify the 90/10 Rule by reducing the threshold to 85% and counting the Title IV programs, the DoD tuition assistance program, and veterans education benefits programs as sources from which an institution may derive no more than 85% of its revenue. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance and veterans educations benefits toward the 90% limit, along with Title IV programs. We cannot predict the likelihood that Congress will amend the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit or to lower the ratio to 85/15, nor can we predict the likelihood that Congress or President Obama will not take some other action to limit tuition assistance and veterans education benefits to proprietary institutions. To the extent that any laws or regulations are adopted that limit or condition the participation of proprietary schools or distance education programs in DoD tuition assistance programs or in Title IV programs with respect to DoD tuition assistance programs, or that limit or condition the amount of tuition assistance for which proprietary schools or distance education programs are eligible, our business could be materially and adversely affected.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Broader allegations against the overall for-profit school sector may negatively affect public perceptions of for-profit educational institutions, including American Public University System. In addition, in recent years reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting bodies, state legislatures, or other governmental authorities with respect to all for-profit institutions, including us.

Congress may change the law or reduce funding for Title IV programs, which could reduce our student population, revenues and profit margin.

The Higher Education Act comes up for reauthorization by Congress approximately every five to six years. When Congress does not act on complete reauthorization, there are typically amendments and extensions of authorization.    On August 2, 2011, President Obama signed The Budget Control Act of 2011, which eliminated Direct Subsidized Loans for graduate and professional students, as of July 1, 2012.  On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act of 2012, which made several alterations to federal student aid programs authorized under Title IV. In addition, there is no assurance that Congress will not in the future enact changes that decrease Title IV program funds available to students, including students who attend our institution. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs would require us to arrange for other sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action  may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin. We are not in a position to predict with certainty whether any legislation will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institution and adversely affect our revenues and results of operations.

Investigations by state attorneys general, Congress, and governmental agencies regarding relationships between loan providers and educational institutions and their financial aid officers may result in increased regulatory burdens and costs.

In recent years, the student lending practices of postsecondary educational institutions, financial aid officers, and student loan providers have been subjected to several investigations by state attorneys general, Congress, and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. HEOA contains new requirements pertinent to relationships between lenders and institutions. In particular, HEOA requires institutions to have a code of conduct, with certain specified provisions, pertinent to interactions with lenders of student loans, prohibits certain activities by lenders and guaranty agencies with respect to institutions, and establishes substantive and disclosure requirements for lists of recommended or suggested lenders of federal and private student loans. In addition, HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. We can neither know nor predict with certainty the effects of such developments. Governmental action may impose increased administrative and regulatory costs and decreased profit margins.

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

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight, on its participation in Title IV programs. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a letter of credit could increase our costs of regulatory compliance. If we were unable to secure a letter of credit, we would lose our eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit under certain circumstances, an institution that is determined by the Department of Education not to be financially responsible may be transferred from the “advance” system of payment of Title IV funds, which allows the institution to obtain Title IV program funds from the Department of Education prior to making disbursements to students, to cash monitoring status or to the “reimbursement” system of payment, which requires the institution to make Title IV disbursements to students and seek reimbursement from the Department of Education. A change in our system of payment could increase our costs of regulatory compliance. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV programs, our students would lose access to Title IV program funds for use in our institution, which would limit our potential for growth outside the military community and adversely affect our enrollment, revenues and results of operations.

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

If an institution fails to satisfy any of these criteria or comply with any other Department of Education regulations, the Department of Education may require the repayment of Title IV funds, transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. If we are found not to have satisfied the Department of Education’s “administrative capability” requirements, we could be limited in our access to, or lose, Title IV program funding, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues, and results of operations.

We rely on a third party to administer our participation in Title IV programs and its failure to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

We only began to participate in the Title IV programs in 2006, and we have not developed the internal capacity to handle the complex administration of participation in Title IV programs without third-party assistance. Global Financial Aid Services, Inc. assists us with administration of our participation in Title IV programs, and if it does not comply with applicable regulations, we may be liable for its actions and could lose our eligibility to participate in Title IV programs. In addition, if it is no longer able to provide the services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which would limit our potential for growth and adversely affect our enrollment, revenues, and results of operation.

We may lose eligibility to participate in Title IV programs if our student loan default rates are too high, and if we lose that eligibility our future growth could be impaired.

An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. HEOA modifies the Higher Education Act’s default rate provisions. Beginning with default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second following federal fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. HEOA also requires certain default prevention action by an institution with a default rate of 30% or more. Because we began only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate for federal fiscal year 2007 or earlier. Our cohort default rate for federal fiscal years 2008 and 2009 are 5.2% and 4.0%, respectively. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate. If American Public University System loses its eligibility to participate in Title IV programs because of high student loan default rates, our students would no longer be eligible to use Title IV program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

If we undergo a change in ownership and control, the Department of Education will place us on provisional certification, and the terms of that provisional certification could limit our potential for growth outside the military sector and adversely affect our enrollment, revenues, and results of operations.

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

Future transactions could constitute a change in ownership or control under Department of Education regulations and could cause the Department to place us on provisional certification as require by the law when an institution undergoes a change in ownership and control. The conditions to provisional certification or closer review by the Department of Education could impact, among other things, our ability to add educational programs, acquire other schools, or make other significant changes. In addition, if the Department of Education were to determine that we were unable to meet our responsibilities while we were provisionally certified, the Department could seek to revoke our certification to participate in Title IV programs with fewer due process protections than if we were fully certified. Limitations on our operations could, and the loss of our certification to participate in Title IV programs would, adversely affect our ability to grow our presence outside the military sector in addition to having adverse effects on our enrollment, revenues, and results of operations.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, our ability to operate could be impaired.

If we or American Public University System experience a change of control under the standards of applicable state education agencies, the Department of Education, DETC, The Higher Learning Commission, or other regulators, we must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock and significant changes in the composition of an institution’s board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the West Virginia Higher Education Policy Commission, the State Council of Higher Education for Virginia, the Department of Education, DETC, or The Higher Learning Commission could have a material adverse effect on our business and financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require us to suspend our activities in that state or otherwise impair our operations. The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of your shares.

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

We operate facilities in Charles Town, West Virginia and in Manassas, Virginia, which are within a one hour drive of each other and are located within the Washington, DC metropolitan area. The corporate headquarters, academic, technology, finance, admissions, and admissions offices are located in Charles Town, occupying nineteen downtown facilities totaling approximately 319,000 square feet.  The student services, graduations and marketing operations are located in Manassas in facilities totaling approximately 64,000 square feet. All facilities in Manassas are leased.  In Charles Town, we have a combination of leased (9%) and owned (91%) properties. The Charles Town properties include approximately 195,000 square feet that is currently unoccupied and either under construction or reserved for future expansion. Lease terms vary by facility, with termination dates ranging from 2012 to 2015.  Each lease has extension provisions ranging from 1 to 7 years.  The leased properties with termination dates in 2012 will be allowed to expire as we anticipate moving a large portion of our Charles Town staff into our 100,000 square foot Finance Center that is currently under construction on the border of Charles Town and Ranson, West Virginia. The property was acquired in 2010 for $1.1 million, and an estimated $18 million renovation is currently underway. In addition, we acquired a 95,000 square foot building on approximately three acres adjoining our Finance Center property which is intended for use as additional parking.  We have also acquired and are renovating two properties of approximately 9,000 square feet located in Charles Town, West Virginia for use by our information technology staff and a guest residence facility in early 2012.

ITEM 3.	LEGAL PROCEEDINGS

On August 12, 2010, a putative class action lawsuit was commenced against the Company, Wallace E. Boston, Jr. ("Boston"), Frank B. McCluskey and Harry T. Wilkins ("Wilkins"), in the United States Court for the Northern District of West Virginia (Martinsburg Division), encaptioned Douglas N. Gaer v. American Public Education, Inc. et al, C.A. No. 3:10 CV-81. The plaintiff alleged that the Company and the individual defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purported to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s stock between February 22, 2010 to August 5, 2010 (the “Class Period”).  The plaintiff alleged that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company’s prospects, the Company’s common stock traded at artificially inflated prices throughout the Class Period. The plaintiff sought compensatory damages and fees and costs, among other relief.  In an order dated November 10, 2010, Douglas Gaer and the City of Miami Firefighters' and Police Officers' Retirement Trust were appointed co-lead plaintiffs and lead plaintiffs' counsel was approved. On January 25, 2011, plaintiffs filed an Amended Complaint asserting the same statutory claims against the Company, Boston and Wilkins. On or about March 10, 2011, defendants moved to dismiss the complaint in its entirety. On or about April 25, 2011, plaintiffs filed an opposition to the motion to dismiss. On May 16, 2011, the defendants filed a reply memorandum in support of their motion to dismiss.  On December 8, 2011, the Court granted defendants motion to dismiss in its entirety. Accordingly, the Court ordered that the matter be dismissed with prejudice and stricken from the active docket of the Court.  The Court further directed that separate judgment be entered in favor of defendants.

On February 14, 2011, a complaint for declaratory judgment was commenced by American University System, Inc. against the Company’s wholly-owned subsidiary American Public University System, Inc. (“APUS”) and American University, in the United States District Court for the Northern District of Texas (Dallas Division), encaptioned American University System, Inc. v. American University and American Public University System, Inc. C.A. No. 3:11 CV-00282-L. The plaintiff is seeking a judicial declaration that plaintiff has not infringed the trademark rights of the defendants and that the trademarks of the defendants, including “American Public University System” and “American Public University of the American Public University System” are not valid trademarks. APUS was served with the complaint on June 13, 2011. On July 5, 2011, the defendants filed a motion seeking the dismissal of the complaint or, in the alternative, for the Court to transfer venue to the U.S. District Court for the District of Columbia (the “Motion to Dismiss”). On July 26, 2011, the plaintiff filed a brief in opposition to the Motion to Dismiss. The defendants filed a reply brief in support of the Motion to Dismiss on August 9, 2011. On August 12, 2011, the defendants filed a motion to stay discovery pending the Court’s ruling on the Motion to Dismiss. On August 19, 2011, the plaintiff filed a motion for leave to conduct jurisdictional discovery. On September 1, 2011, the parties filed with the Court a stipulation to stay merits discovery pending the Court’s ruling on the Motion to Dismiss. On September 2, 2011, the Court entered the parties’ stipulation to stay merits discovery and also granted in part plaintiff’s motion for leave to conduct jurisdictional discovery. Jurisdictional discovery has concluded. On December 22, 2011, plaintiff filed a supplemental response in opposition to the Motion to Dismiss. On January 9, 2012, defendants filed a supplemental reply in support of the Motion to Dismiss. The parties are now awaiting a decision from the Court. The Company believes that the complaint is without merit.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Global Market on November 9, 2007 under the symbol “APEI.” Prior to November 9, 2007, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales price of the Company’s common stock as reported on the NASDAQ Global Market.

Year Ended December 31, 2010

First Quarter 2010	$33.81	$47.23
Second Quarter 2010	$40.27	$48.95
Third Quarter 2010	$23.84	$46.58
Fourth Quarter 2010	$26.15	$38.90

Year Ended December 31, 2011

First Quarter 2011	$33.43	$43.85
Second Quarter 2011	$40.00	$47.53
Third Quarter 2011	$33.38	$49.29
Fourth Quarter 2011	$27.20	$45.23

Holders

As of February 24, 2012, there were approximately 489 holders of record of our common stock.

Dividends

We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness, and other factors deemed relevant by our board.

Performance Graph

The graph below matches American Public Education, Inc.’s cumulative 50-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of eleven companies that includes: Apollo Group Inc., Bridgepoint Education Inc., Capella Education Company, Career Education Corp., Corinthian Colleges Inc., DeVry Inc., Education Management Corp., Grand Canyon Inc., ITT Educational Services Inc., National American University Holdings Inc., and Strayer Education Inc. (the “New Peer Group”). The graph also compares our performance to our former peer group, which excludes Bridgepoint Education Inc., Education Management Corp., Grand Canyon Education Corp., and National American University Holdings Inc. (the “Old Peer Group”). These companies were not included in the Old Peer Group because at the time the Old Peer Group was created, these companies were not publicly traded companies The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer groups (with the reinvestment of all dividends) from 11/9/2007 to 12/31/2011.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Employees of the Company are provided the opportunity to forfeit shares of restricted stock equivalent to the minimum statutory tax withholding required to be paid when their restricted stock vests. During the year ended December 31, 2009, 2010, and 2011, the Company accepted for forfeiture 6,431, 9,625, and 6,050 shares of restricted stock for satisfaction of $218,000, $274,000, and $224,000 in minimum statutory tax withholding, respectively.

The Board of Directors of the Company has authorized a share repurchase program for the repurchase of up to the cumulative number of shares issued or deemed issued in 2011 under the Company’s equity incentive and stock purchase plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2011, and the selected consolidated balance sheet data as of December 31, 2011 and 2010, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2008 and 2007, and selected consolidated balance sheet data as of December 31, 2009, 2008, and 2007, have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share and net registration data)

Statement of Operations Data:
Revenues	$69,095	$107,147	$148,998	$198,174	$260,377
Costs and expenses:
Instructional costs and services	29,479	43,561	58,383	75,309	95,216
Selling and promotional	6,765	12,361	20,479	34,296	44,713
General and administrative	15,335	21,302	25,039	32,045	48,350
Depreciation and amortization	2,825	4,235	5,231	6,502	9,239

Total costs and expenses	54,404	81,459	109,132	148,152	197,518

Income from continuing operations before interest income and income taxes	14,691	25,688	39,866	50,022	62,859
Interest income, net	888	706	94	111	109

Income from continuing operations before income taxes	15,579	26,394	39,960	50,133	62,968
Income tax expense	6,829	10,207	16,017	20,265	22,211

Net income attributable to common stockholders	$8,750	$16,187	$23,943	$29,868	$40,757

Net income attributable to common stockholders per common share:
Basic	$0.69	$0.91	$1.32	$1.63	$2.28
Diluted	$0.64	$0.89	$1.27	$1.59	$2.23
Weighted average number of shares outstanding:
Basic	12,759	17,840	18,167	18,281	17,877
Diluted	13,601	18,222	18,906	18,837	18,295

Other Data:
Net cash provided by operating activities	$17,517	$29,757	$36,756	$47,078	$70,438
Capital expenditures	$6,827	$10,009	$10,758	$22,454	$24,925
Stock-based compensation	$1,033	$1,674	$2,223	$2,805	$3,189
Adjusted net course registrations(1)	92,144	140,758	198,392	259,389	341,669

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,951	$47,714	$74,866	$81,352	$119,006
Working capital(2)	$21,433	$36,357	$59,419	$60,417	$82,034
Total assets	$48,980	$78,813	$115,753	$141,839	$198,891
Stockholders’ equity	$33,507	$53,475	$82,018	$97,300	$133,833

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)

Net income attributable to common stockholders	$8,750	$16,187	$23,943	$29,868	$40,757
Interest (income), net	(888)	(706)	(94)	(111)	(109)
Income tax expense	6,829	10,207	16,017	20,265	22,211
Depreciation and amortization	2,825	4,235	5,231	6,502	9,239
EBITDA from continuing operations	$17,516	$29,923	$45,097	$56,524	$72,098

(1)
Adjusted net course registrations represent the total number of course registrations for students that have attended a portion of a course, combining one-credit lab courses with their related three-credit courses.

(2)	Working capital is calculated by subtracting total current liabilities from total current assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and the related notes included elsewhere in the annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations, and involves risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this annual report.

Overview

American Public Education, Inc. is a provider of online postsecondary education with an emphasis on the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System.

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. Following accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, a national accrediting agency, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of American Public University System, which operates our two universities, AMU and APU. Our university system achieved accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency, and became eligible for federal student aid programs under Title IV for classes beginning in November 2006.

Our course enrollments, or adjusted net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without cost and combining one-credit lab courses with their related three-credit course, increased at a compound annual growth rate (CAGR) of 31% from 2009 to 2011. Over that same time, total revenue increased at a CAGR of 32%, from $149.0 million in 2009 to $260.4 million in 2011. We believe achieving regional accreditation in May 2006, gaining access to Title IV programs beginning with classes that started in November 2006, and the variety and affordability of our programs have been some of the factors driving growth. Adjusted net course registrations increased by 32% in 2011 over 2010, our revenue increased from $198.2 million to $260.4 million, or by 31%, over the same time period, while operating margins decreased to 24.1% from 25.2% over the same time period. Net course registrations increased by 31% in 2010 over 2009, our revenue increased from $149.0 million to $198.2 million, or by 33%, over the same time period and operating margins decreased to 25.2% from 26.8% over the same time period. While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in adjusted net course registrations or revenue as we do not expect that our historical growth rates are sustainable. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins.

Since gaining access to Title IV programs, a significant portion of our growth is attributable to students using Title IV programs.  In addition to the positive impact this has had on our growth in net registrations and revenues, this has had other effects on our business and results of operations, including a change to the mix of students we serve.  This has resulted, and will continue to result, in a need to provide a greater level of services to our students.  Our costs and expenses as a percentage of revenue have increased due in part to increased general and administrative expenses related to this shift in student mix and primarily attributable to an increase in expenditures for financial aid processing fees, expenditures for technology required to support the increase in civilian students, and increased bad debt primarily associated with our civilian students.  In order to support the number of students we now have and to plan for the future, we also expect that we will make significant investments in our technology infrastructure and financial aid processing capabilities, which from time to time, including in 2102, will result in an increased level of spending, not all of which can be capitalized.

The change to our student mix is also correlated to limitations we have encountered on our ability to make long range forecasts with respect to student enrollments.  We have had more difficulty forecasting the number of students who will enroll and have noticed a decrease in the predictability of the rate at which we convert leads into enrolled students, which we attribute in part to the growth of civilian students, particularly the growth of civilian students from outside of public service communities.

In addition to the above factors related to Title IV programs and civilian students, in 2011 we observed that some students enroll or attempt to enroll solely to obtain Title IV funds, and some students who might not otherwise pursue a degree or certificate are attracted to enroll because of the availability of Title IV funds and economic hardships resulting from today’s economic climate.  We believe these students may be more likely than other students to cease pursuing a degree or certificate due to other factors, such as becoming employed or not having the level of commitment necessary to complete successfully the required coursework. As a result, the growth in our enrollments in 2011 reflected some students who will not persist as students.  We have also been the target of fraudulent activities by outside parties with respect to student enrollment and Title IV programs, and as we continue to grow we may be susceptible to an increased risk of such activities.   We are not able to estimate the number of students who fall into these categories, and we are not able to estimate the impact on our enrollments over time, or any additional impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV student loans.

 Our key financial results metrics:

Revenues

In reviewing our revenues we consider the following components: net course registrations; tuition we charge; tuition net of scholarships; and other fees.

Adjusted net course registrations.   For financial reporting and analysis purposes, we measure our student body in terms of aggregate course enrollments, or net course registrations. Adjusted net course registrations represent the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without cost and combining one-credit lab courses with their related three-credit courses. Because we recognize revenues over the length of a course, adjusted net course registrations in a financial reporting period do not correlate directly with revenues for that period because revenues recognized from courses are not necessarily recognized in the financial reporting period in which the course registrations occur. For example, revenues in a quarter reflect a portion of the revenue from courses that began in a prior quarter and continued into the quarter, all revenue from courses that began and ended in the quarter, and a portion of the revenue from courses that began but did not end in the quarter.

We believe our curriculum is directly relevant to federal, state and local law enforcement and other first responders, but historically this market was limited to us because, outside the federal government, only a few agencies or departments have the tuition reimbursement plans critical to fund continuing adult education. In recent years, in part because our students can access Title IV programs, we have been increasing our focus on these markets. Title IV programs require participating students to take more courses per semester than students participating in Department of Defense, or DoD, tuition assistance programs. As a result, we expect that our increased focus on markets that utilize Title IV programs may cause the average number of courses per student per semester to increase.

Tuition.   Providing affordable programs is an important element of our strategy for growth. Since 2000, we have not raised undergraduate tuition and have only increased graduate tuition by modest amounts in 2007, 2010 and 2011. We set our undergraduate tuition costs within the DoD ceilings. Using the DoD tuition ceiling as a benchmark keeps our tuition in line with four-year public university, in-state rates for undergraduates.

Net tuition.   Tuition revenues vary from period to period based on the aggregate number of students attending classes and the number of classes they are attending during the period. Tuition revenue is adjusted to reflect amounts for students who withdraw from a course in the month the withdrawal occurs. We also provide scholarships to certain students to assist them financially and to promote their registration. The cost of these scholarships is netted against tuition revenue in the period incurred for purposes of establishing net tuition revenue and typically represents less than 1% of revenues.

Other fees.   Other fees include charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 605), other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor.

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

Selling and promotional.   Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to new enrollments and current students. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the number of advertising initiatives for new and existing academic programs. The availability of Title IV program funds to our students have increased our marketability in non-military markets, but the more competitive nature of these markets has caused our student acquisition costs to increase.  As we continue to grow in size and continue to focus on students using Title IV funds outside of public service communities, this trend may continue and our student acquisition costs may continue to increase due to our marketing the APU brand and our efforts to realize a greater number of civilian student net registrations.

General and administrative.   General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, information technology, human resources, facilities, compliance and other corporate functions. In addition, the cost of renting and maintaining our facilities, technology expenses, and costs for professional services are included in general and administrative costs. General and administrative expenses also include bad debt expense.

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

 Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of long-lived assets, contingencies, income taxes and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

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

We have selected the Black-Scholes option pricing model to estimate the fair value of the stock option awards on the date of grant. Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. We calculate the expected term of stock option awards using the “simplified method” as defined by Security and Exchange Commission (SEC) Staff Accounting Bulletins No. 107 and 110 because we lack historical data and are unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB Topic 718 .

Recent Accounting Pronouncements

There have been no applicable announcements since our last filing.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2009	2010	2011

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	39.2%	38.0%	36.6%
Selling and promotional	13.7%	17.3%	17.2%
General and administrative	16.8%	16.2%	18.6%
Depreciation and amortization	3.5%	3.3%	3.5%

Total costs and expenses	73.2%	74.8%	75.9%

Income from operations before interest income and income taxes	26.8%	25.2%	24.1%
Interest income, net	0.1%	0.1%	0.0%

Income from operations before income taxes	26.9%	25.3%	24.1%
Income tax expense	10.7%	10.2%	8.5%

Net income	16.2%	15.1%	15.6%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenues for the year ended December 31, 2011 were $260.4 million, an increase of 31% from $198.2 million for the year ended December 31, 2010. Adjusted net course registrations increased 32% to 341,669 in 2011 from 259,389 in 2010. The increase in adjusted net course registrations was primarily attributable to increased marketing efforts to civilian students interested in the affordability and diversity of our academic programs, and to some degree to an increase in students who enrolled solely to obtain Title IV funds and an increase in students who might not otherwise pursue a degree or certificate but are attracted to enroll because of the availability of Title IV funds.

Costs and Expenses

Costs and expenses were $197.5 million for the year ended December 31, 2011, an increase of $49.3 million, or 33%, compared to $148.2 million for prior year ended December 31, 2010. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues increased to 75.9% in 2011 from 74.8% in 2010. Similarly, our income before interest income and income taxes, or our operating margin, decreased to 24.1% from 25.2% over that same period. This increase in costs and expenses as a percentage of revenues and decrease in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue increased due to increased general and administrative expenses primarily attributable to an increase in expenditures for financial aid processing fees, expenditures for technology required to support the increase in civilian students and regulatory changes, and increased bad debt primarily associated with our civilian students.

Instructional costs and services.   Instructional costs and services expenses for the year ended December 31, 2011 were $95.2 million, representing an increase of 26% from $75.3 million for the year ended December 31, 2010. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expense as a percentage of revenues decreased to 36.6% in 2011 from 38.0% in 2010. This decrease was primarily due the number of full-time academic support staff increasing at a slower rate than revenue.

Selling and promotional.   Selling and promotional expenses for the year ended December 31, 2011 were $44.7 million, representing an increase of 30% from $34.3 million for the year ended December 31, 2010. This increase was primarily due to an increase in internet advertising and introduction of radio and television advertising campaigns targeting our APU brand. Selling and promotional expenses as a percentage of revenues decreased to 17.2% in 2011 from 17.3% in 2010 due to a favorable response to our marketing the APU brand resulting in a greater number of net registrations from civilian students.

General and administrative.   General and administrative expenses for the year ended December 31, 2011 were $48.4 million, representing an increase of 51% from $32.0 million for the year ended December 31, 2010. The increase in expenditures was due to increased financial aid processing fees and expenditures for technology required to support the increase in civilian students, regulatory changes and bad debt expense. General and administrative expenses as a percentage of revenues increased to 18.6% in 2011 from 16.2% in 2010. This increase was primarily due to cost associated with our increased civilian population, regulatory changes, and bad debt expense increasing from $2.1 million in 2010 to $6.7 million in 2011, or from 1.1% of revenue in 2010 to 2.6% of revenue in 2011. This increase is due to civilian students that utilize federal financial aid and that do not complete their academic period, resulting in a return of federal student aid and a resulting unpaid balance due directly from the student, which in turn can result in bad debt.

Depreciation and amortization.   Depreciation and amortization expenses were $9.2 million for the year ended December 31, 2011, compared with $6.5 million for the year ended December 21, 2010. This represents an increase of 42%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based compensation.   Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for the year ended December 31, 2011 was $3.2 million in the aggregate, representing an increase of 14% from $2.8 million for the year ended December 21, 2010. The increase in stock-based compensation expense is primarily attributable to an increase in new stock options and restricted stock grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2010	2011
Instructional costs and services	$717	$893
Selling and promotional	224	324
General and administrative	1,864	1,972

Total stock-based compensation expense	$2,805	$3,189

 Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2011 and 2010 of $22.2 million and $20.3 million, respectively, or effective tax rates of 35.3% and 40.4%, respectively. The reduction in the effective tax rate in 2011 is primarily due to the state tax and research and development tax credit studies that were completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states. The research and development tax credit study was completed to claim the credit for our increased software development activities qualifying under the tax law.  In addition, we claimed energy tax credits in connection with solar panel and charging stations for its facility in Charles Town.

Net Income

Net income was $40.8 million for the year ended December 31, 2011, compared to net income of $29.9 million for the year ended December 31, 2010, an increase of 36% or $10.9 million. This increase was related to the factors discussed above.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenues for the year ended December 31, 2010 were $198.2 million, an increase of 33% from $149.0 million for the year ended December 31, 2009. Adjusted net course registrations increased 31% to 259,389 in 2010 from 198,392 in 2009. The increase in adjusted net course registrations was primarily attributable to increased marketing efforts to civilian students interested in the affordability and diversity of our academic programs.

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

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our eight last quarters ended December 31, 2011. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010	2011	2011	2011	2011
	(Dollars in thousands)
	(Unaudited)

Statement of Operations Data:
Revenues	$47,311	$46,254	$48,295	$56,314	$58,664	$60,795	$65,251	$75,667
Costs and expenses:
Instructional costs and services	18,025	17,376	19,483	20,425	22,105	23,011	23,948	26,152
Selling and promotional	7,109	8,120	9,621	9,446	10,884	9,721	11,705	12,403
General and administrative	7,632	7,451	8,194	8,768	10,511	10,910	12,160	14,769
Depreciation and amortization	1,408	1,568	1,682	1,844	2,093	2,242	2,404	2,500

Total costs and expenses	34,174	34,515	38,980	40,483	45,593	45,884	50,217	55,824

Income before taxes	13,137	11,739	9,315	15,831	13,071	14,911	15,034	19,843
Interest income, net	22	35	28	26	27	25	35	22

Income before income taxes	13,159	11,774	9,343	15,857	13,098	14,936	15,069	19,865
Income tax expense (benefit)	5,511	4,749	3,755	6,250	5,241	5,960	4,130	6,880

Net income	$7,648	$7,025	$5,588	$9,607	$7,857	$8,976	$10,939	$12,985

Other Data:
Stock-based compensation	$755	$722	$704	$574	$862	$746	$812	$769
Net cash provided by operating activities	$14,185	$3,969	$14,682	$14,242	$19,875	$5,799	$21,826	$22,938
Capital expenditures	$3,711	$4,766	$5,497	$8,480	$3,597	$3,199	$6,978	$11,151
Adjusted net course registrations	61,967	61,004	65,983	70,435	81,094	77,857	87,331	95,387

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the years ended December 31, 2011 and 2010 primarily through cash provided by operating activities. Cash and cash equivalents were $119.0 million and $81.4 million at December 31, 2011 and 2010, respectively.

We derive a significant portion of our revenues from tuition assistance programs of the DoD. Generally, these funds are received within 60 days of the start of the classes to which they relate. A growing source of revenue is derived from our participation in Title IV programs, for which disbursements are governed by federal regulations, and we have typically received disbursements under this program within 30 days of the start of the applicable class.

These factors, together with the number of classes starting each month, affect our operational cash flow. Our costs and expenses have increased with the increase in student enrollment and the increase in the percentage of civilian students, and we expect to fund these expenses through cash from operations.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $70.4 million, $47.1 million and $36.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Investing Activities

Net cash used in investing activities was $25.2 million, $23.0 million and $11.8 million for the years ended December 31, 2011, 2010, and 2009 respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which have been related to buildings to support expansion, software development related to our PAD system, and computers and equipment to support increased staff. Capital expenditures could be higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth.

Financing Activities

Net cash used in financing activities was $7.6 million for the year ended December 31, 2011 compared with net cash used in financing activities of $17.6 million for the year ended December 31, 2010 and net cash provided by financing activities of $2.2 million for the year ended December 31, 2009. The decrease in cash used in financing activities was related to a reduction in our share repurchase program from $20.0 million in 2010 to $9.5 million in 2011.

Contractual Commitments

We have various contractual obligations consisting of operating leases. The following table sets forth our future contractual obligations as of December 31, 2011.

		Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	3,491	1,253	2,005	233

Total contractual obligations	$3,491	$1,253	$2,005	$233

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2009, 2010 or 2011. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition. We do not generally increase our undergraduate tuition rates; however, our costs do continually increase with inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2011.

Market Risk

We have no material derivative financial instruments or derivative commodity instruments. We maintain our cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Public Education, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiary listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed and unqualified opinion on the effectiveness of American Public Education, Inc. and Subsidiary’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

Vienna, Virginia
February 28, 2012

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Balance Sheets

	As of
	December 31,
	2010	2011

	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$81,352	$119,006
Accounts receivable, net of allowance of $1,050 in 2010 and $4,996 in 2011	10,269	9,499
Prepaid expenses	4,233	4,961
Income tax receivable	780	1,603
Deferred income taxes	1,369	3,653

Total current assets	98,003	138,722
Property and equipment, net	42,415	58,759
Other assets	1,421	1,410

Total assets	$141,839	$198,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,422	$16,318
Accrued liabilities	9,349	14,486
Deferred revenue and student deposits	18,815	25,884

Total current liabilities	37,586	56,688
Deferred income taxes	6,953	8,370

Total liabilities	44,539	65,058
Commitments and contingencies (Note 3 and 7)
Stockholders’ equity:
Preferred Stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares - 100,000; 18,593 issued and 17,911 outstanding in 2010; 17,844 issued and outstanding in 2011	186	178

Additional paid-in capital	141,757	147,053
Less cost of 682 shares of repurchased stock in 2010	(19,966)	—
Accumulated deficit	(24,677)	(13,398)

Total stockholders’ equity	97,300	133,833

Total liabilities and stockholders’ equity	$141,839	$198,891

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Income

	Year Ended
	December 31,
	2009	2010	2011

	(In thousands, except per share amounts)

Revenues	$148,998	$198,174	$260,377

Costs and expenses:
Instructional costs and services	58,383	75,309	95,216
Selling and promotional	20,479	34,296	44,713
General and administrative	25,039	32,045	48,350
Depreciation and amortization	5,231	6,502	9,239

Total costs and expenses	109,132	148,152	197,518

Income before interest income and income taxes	39,866	50,022	62,859
Interest income, net	94	111	109

Income from operations before income taxes	39,960	50,133	62,968
Income tax expense	16,017	20,265	22,211

Net income	$23,943	$29,868	$40,757

Net income attributable to common stockholders per common share:
Basic	$1.32	$1.63	$2.28
Diluted	$1.27	$1.59	$2.23
Weighted average number of shares outstanding:
Basic	18,167	18,281	17,877
Diluted	18,906	18,837	18,295

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)
							Additional		Total
	Prefered Stock		Common Stock		Repurchased Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2008	—	$—	18,029,743	$180	(6,419)	$(295)	$132,078	$(78,488)	$53,475
Stock issued for cash	—	—	254,041	3	—	—	637	—	640
Stock issued for director compensation	—	—	4,721	1	—	—	185	—	186
Repurchased and retired shares of restricted stock from stockholders	—	—	(12,850)	(1)	6,419	295	(514)	—	(220)
Stock-based compensation	—	—	—	—	—	—	2,223	—	2,223
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,771	—	1,771
Net income	—	—	—	—	—	—	—	23,943	23,943
Balance at December 31, 2009	—	—	18,275,655	183	—	—	136,380	(54,545)	82,018
Stock issued for cash	—	—	322,134	3			1,118	—	1,121
Stock issued for director compensation	—	—	4,424	—	—	—	174	—	174
Repurchased shares of common and restricted stock from stockholders	—	—	(9,625)	—	(682,046)	(19,966)	(274)	—	(20,240)
Stock-based compensation	—	—	—	—	—	—	2,805	—	2,805
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,554	—	1,554
Net income	—	—	—	—	—	—	—	29,868	29,868
Balance at December 31, 2010	—	—	18,592,588	186	(682,046)	(19,966)	141,757	(24,677)	97,300
Stock issued for cash	—	—	155,472	1	—	—	909	—	910
Stock issued for director compensation	—	—	3,540	—	—	—	139	—	139
Repurchased shares of common and restricted stock from stockholders	—	—	(6,050)	—	(219,208)	(9,521)	(224)	—	(9,745)
Stock-based compensation	—	—	—	—	—	—	3,189	—	3,189
Repurchased and retired shares of common stock	—	—	(901,254)	(9)	901,254	29,487	—	(29,478)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,283	—	1,283
Net income	—	—	—	—	—	—	—	40,757	40,757
Balance at December 31, 2011	—	$—	17,844,296	$178	—	$—	$147,053	$(13,398)	$133,833

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2009	2010	2011
		(In thousands)
Operating activities
Net income	$23,943	$29,868	$40,757
Adjustments to reconcile net income to net cash provided by operating activities
Increase in allowance for doubtful accounts	359	154	3,946
Depreciation and amortization	5,231	6,502	9,239
Stock-based compensation	2,223	2,805	3,189
Loss on disposal	5	129	44
Stock issued for director compensation	186	174	139
Deferred income taxes	722	1,811	(867)
Changes in operating assets and liabilities:
Accounts receivable	(2,835)	(1,759)	(3,176)
Prepaid expenses and other assets	(837)	(1,312)	(1,112)
Income tax receivable	443	83	(823)
Accounts payable	1,810	2,666	6,896
Accrued liabilities	928	1,346	5,137
Deferred revenue and student deposits	4,578	4,611	7,069

Net cash provided by operating activities	36,756	47,078	70,438

Investing activities
Capital expenditures	(10,758)	(22,454)	(24,925)
Capitalized program development costs and other assets	(1,037)	(573)	(307)

Net cash used in investing activities	(11,795)	(23,027)	(25,232)

Financing activities
Cash paid for repurchase of common/restricted stock	(220)	(20,240)	(9,745)
Cash received from issuance of common stock , net of issuance costs	640	1,121	910
Excess tax benefit from stock based compensation	1,771	1,554	1,283

Net cash provided by (used in) financing activities	2,191	(17,565)	(7,552)

Net increase in cash and cash equivalents	27,152	6,486	37,654
Cash and cash equivalents at beginning of period	47,714	74,866	81,352

Cash and cash equivalents at end of period	$74,866	$81,352	$119,006

Supplemental disclosures of cash flow information
Income taxes paid	$12,932	$16,819	$22,619

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

   Property and equipment.   Property and equipment is carried at cost less accumulated depreciation. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Partnership At a Distance, or PAD, system is a customized student information and services system that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company capitalizes the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

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

           Deferred revenue and student deposits at December 31, 2010 and 2011 consisted of the following:

	As of
	December 31,
	2010	2011
	(In thousands)
Deferred revenue	$10,806	$13,753
Student deposits	8,009	12,131
Total deferred revenue and student deposits	$18,815	$25,884

The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $851,000, $1,044,000 and $2,155,000 was provided for the years ended December 31, 2009, 2010 and 2011, respectively, and are included as a reduction to revenue in the accompanying statements of income.

Advertising costs.   Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2009, 2010 and 2011 were $12,105,000, $22,046,000 and $29,306,000 respectively, and are included in selling and promotion costs in the accompanying statements of income.

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

There were no material uncertain tax positions as of December 31, 2010 and 2011. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

Stock-based compensation.   The Company applies FASB ASC Topic 718, Share-Based Payment , which requires companies to expense share-based compensation based on fair value.

            The following amounts of stock-based compensation have been included in the operating expense line-items indicated:

	Year Ended December 31,
	2009	2010	2011
		(in thousands)
Instructional costs and services	$469	$717	$893
Selling and promotional	147	224	324
General and administrative	1,607	1,864	1,972

Total stock-based compensation expense	$2,223	$2,805	$3,189

           Income per common share.   Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.

There were no outstanding options to purchase common shares that were not included in the computation of diluted net income per common share for the years ended December 31, 2011 and 2010 and 83,884 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2009

Fair value of financial instruments.   The methods and significant assumptions used to estimate the fair values of financial instruments are as follows: the carrying amounts of cash and cash equivalents, tuition receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

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

Note 2.	Property and Equipment

           Property and equipment at December 31, 2010 and 2011 consisted of the following:

	Useful
	Life	2010	2011
		(in thousands)
Land	—	$2,921	$4,705
Building and building improvements	27.5 - 39 years	17,423	28,428
Leasehold improvements	up to 7 years	1,819	2,183
Office equipment	5 years	1,436	1,561
Computer equipment	3 years	9,837	12,648
Furniture and fixtures	7 years	4,097	4,842
Vehicles	5 years	47	107
Software development	5 years	23,163	30,169
Program development	3 years	2,038	2,590

		62,781	87,233

Accumulated depreciation and amortization		20,366	28,474

		$42,415	$58,759

During the years ended December 31, 2009, 2010 and 2011, the Company recorded $5,081,000, $6,352,000 and $9,089,000 respectively, in depreciation expense. In addition, the Company recorded $150,000 in amortization expense during the years ended December 31, 2010 and 2011, respectively, related to other assets.

Note 3.	Operating Leases

           The Company leases office space in Virginia and West Virginia under operating leases that expire through March 2015. Rent expense related to these operating leases amounted to $1,274,000, $1,467,000 and $1,634,000 for the years ended December 31, 2009, 2010 and 2011, respectively. The minimum rental commitment under the operating leases is due as follows:

Years Ending December 31,
(in thousands)
2012	$1,253
2013	1,081
2014	924
2015	233
2016	--
$3,491

Note 4.	Income Taxes

           The components of the income tax expense for the years ended December 31, 2009, 2010 and 2011 were as follows:

	2009	2010	2011
		(in thousands)
Current income tax expense:
Federal	$12,564	$14,962	$20,790
State	2,731	3,492	2,288

	15,295	18,454	23,078
Deferred tax expense:
Federal	594	1,622	(290)
State	128	189	(577)

	722	1,811	(867)

	$16,017	$20,265	$22,211

           The tax effects of principal temporary differences are as follows:

	2010	2011
	(in thousands)
Deferred tax assets:
Property and equipment	$1,711	$1,410
Stock option compensation expense	1,262	1,778
Allowance for doubtful accounts	417	1,907
Accrued vacation and severance	295	384
Restricted stock	290	519
	3,975	5,998

Deferred tax liabilities:
Income tax deductible capitalized software development costs	(8,510)	(9,779)
Prepaid expenses	(896)	(936)
Section 481(a) adjustment	(153)	—

	(9,559)	(10,715)
	$(5,584)	$(4,717)

           The deferred tax amounts above have been classified on the accompanying balance sheets as of December 31, 2010 and 2011, as follows:

	2010	2011
	(in thousands)
Current assets	$1,369	$3,653

Non-current liabilities	$(6,953)	$(8,370)

           Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to permanent tax differences, research and development tax credits related to capitalized software development costs, energy tax credits and the application of state apportionment laws, as follows:

	2009		2010		2011
	Amount	%	Amount	%	Amount	%
			(in thousands)
Tax expense at statutory rate	$13,986	35.00	$17,546	35.00	$22,039	35.00
State taxes, net	1,859	4.65	2,392	4.77	1,112	1.77
Permanent differences	159	0.39	141	0.28	96	0.15
Other	13	0.04	186	0.37	(1,036)	(1.65)

	$16,017	40.08	$20,265	40.42	$22,211	35.27

Permanent differences in the table above are mainly attributable to nondeductible meals and entertainment expenses and non-deductible employer contributions to the Employee Stock Purchase Plan (“ESPP”).

Other primarily consists of research and development and energy tax credits. In 2011, the Company recorded research and development credits of $499,000 and energy credits of $664,000. The Company undertakes research and development activities in connection with its learning programs. The energy credits are in connection with solar panel and charging stations for its facility in Charles Town. The state effective tax rate decreased based on a review of the application of state apportionment factor laws to its revenue producing activities.

The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For federal and state tax purposes, tax years 2008-2011 remain open to examination.

Note 5.	Other Employee Benefits

The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to all of its eligible employees. The participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions. On June 20, 2008, the Company filed a Form S-8 to register 100,000 shares of common stock that may be purchased in the open market and subsequently issued pursuant to the retirement plan. The Company made discretionary contributions to the plan of $1,134,000, $1,528,000 and $2,015,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

           In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan. The ESPP was implemented effective July 1, 2008, with quarterly enrollment periods. Participants may only enter the plan and establish their withholdings at the start of an enrollment period. They may withdraw from the plan and end payroll deductions any time up to five days before the purchase date and funds will be returned to them. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually (or the value of the common stock cannot exceed $25,000). The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 100,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2010 and 2011 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2010	3,449	$46.60	$39.61	$24,109
June 30, 2010	3,331	$43.70	$37.14	$21,851
September 30, 2010	5,655	$32.86	$27.93	$27,879
December 31, 2010	4,976	$37.24	$31.65	$27,816
Total/Weighted Average	17,411	$38.91	$33.07	$101,655

March 31, 2011	4,158	$40.45	$34.38	$25,239
June 30, 2011	3,739	$44.51	$37.83	$24,977
September 30, 2011	5,655	$34.00	$28.90	$28,841
December 31, 2011	4,113	$43.28	$36.79	$26,693
Total/Weighted Average	17,665	$39.90	$33.92	$105,750

Note 6.	Stockholders’ Equity

Stock Incentive Plans

          On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the 2007 Omnibus Incentive Plan. The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2002 Stock Plan or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancelation or otherwise without the issuance of such shares. As of December 31, 2011, there were 1,140,766 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 5,820 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

For the years ended December 31, 2009, 2010 and 2011, the Company recognized $2,223,000, $2,805,000 and $3,189,000 in stock-based compensation expense as required under FASB ASC Topic 718 and a total income tax benefit of $767,000, $1,063,000 and $1,254,000 respectively.

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

           The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	2009	2010	2011

Expected volatility	27.17-28.93%	26.46%	39.04%
Expected dividends	0.00%	0.00%	0.00%
Expected term, in years	4.5	4.5	4.5
Risk-free interest rate	1.00 to 2.53%	2.65%	2.01%
Weighted-average fair value of options granted during the year	$9.23	$9.42	$13.22

           A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2011 and the changes during the periods then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average Exercise	Contracual	Intrinsic
	of Options	Price	Life (years)	Value
				(in thousands)
Outstanding, December 31, 2010	1,022,726	$16.63
Options granted	177,950	$37.52
Awards exercised	(128,932)	$7.06
Options forfeited	(4,233)	$29.56

Outstanding, December 31, 2011	1,067,511	$21.22	4.60	$23,550
Exercisable, December 31, 2011	736,064	$14.34	4.19	$21,303

           The following table summarizes information regarding stock option exercises:

	2009	2010	2011
		(In thousands)

Proceeds from stock options exercised	$654	$1,121	$910

Intrinsic value of stock options exercised	$7,892	$9,841	$4,574

Tax benefit from exercises	$2,342	$2,048	$1,786

As of December 31, 2011 there was $4,171,000 of total unrecognized compensation cost, representing $2,392,000 of unrecognized compensation cost associated with share-based compensation arrangements, and $1,779,000 of unrecognized compensation cost associated with non-vested restricted stock. That total remaining cost is expected to be recognized over a weighted average period of .77 and .75 years, respectively.

           There were no outstanding options to purchase common shares that were not included in the computation of diluted net income per common share for the years ended December 31, 2011 and, 2010, respectively and there were 83,884 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2009.

Restricted Stock

           The table below sets forth the restricted stock activity for the year ended December 31, 2011:

		Weighted
	Number	Average Grant
	of Shares	Price and Fair Value
Non vested, December 31, 2010	59,119	$37.03
Shares granted	46,195	38.21
Vested shares	(25,706)	37.90
Shares forfeited	(533)	36.87

Non vested, December 31, 2011	79,075	$37.44

           There were no shares of restricted stock not included in the computation of diluted net income per common share for the year ended December 31, 2011. The Company recognized an income tax benefit of $605,000, $538,000 and $398,000 from vested shares for the year ended December 31, 2011, 2010 and 2009, respectively.

Employees are provided the option to forfeit to the Company shares equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the year ended December 31, 2009, 2010 and 2011, the Company accepted for forfeiture 6,431 shares for $218,000, 9,625 shares for $274,000 and 6,050 shares for $224,000, respectively, under this arrangement.

           Repurchase

           During the year ended December 31, 2011, the Company repurchased 219,208 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	-	-	-	219,208
February 1, 2011 – February 28, 2011	-	$0.00	-	219,208
March 1, 2011 – March 31, 2011	32,000	$41.21	32,000	187,208
April 1, 2011 - April 30, 2011	40,000	$41.56	40,000	147,208
May 1, 2011 to May 31, 2011	42,000	$43.51	42,000	105,208
June 1, 2011 to June 30, 2011	44,000	$42.53	44,000	61,208
July 1, 2011 to July 31, 2011	40,000	$47.19	40,000	21,208
August 1, 2011 to August 31, 2011	21,208	$45.00	21,208	-
September 1, 2011 to September 30, 2011	-	-	-	-
October 1, 2011 to October 31, 2011	-	-	-	-
November 1, 2011 to November 30, 2011	-	-	-	-
December 1, 2011 to December 31, 2011	-	-	-	-
Total	219,208	$43.43	219,208	-

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

           During the year ended December 31, 2011, the Company retired 901,254 shares of common stock that had been previously repurchased and held in our treasury.

Note 7.	Contingencies

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

           On August 12, 2010, a putative class action lawsuit was commenced against the Company, Wallace E. Boston, Jr. ("Boston"), Frank B. McCluskey and Harry T. Wilkins ("Wilkins"), in the United States Court for the Northern District of West Virginia (Martinsburg Division), encaptioned Douglas N. Gaer v. American Public Education, Inc. et al, C.A. No. 3:10 CV-81. The plaintiff alleged that the Company and the individual defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purported to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s stock between February 22, 2010 to August 5, 2010 (the “Class Period”).  The plaintiff alleged that, as a result of the defendants' allegedly false misleading statements or omissions concerning the Company’s prospects, the Company’s common stock traded at artificially inflated prices throughout the Class Period. The plaintiff sought compensatory damages and fees and costs, among other relief.  In an order dated November 10, 2010, Douglas Gaer and the City of Miami Firefighters' and Police Officers' Retirement Trust were appointed co-lead plaintiffs and lead plaintiffs' counsel was approved. On January 25, 2011, plaintiffs filed an Amended Complaint asserting the same statutory claims against the Company, Boston and Wilkins. On or about March 10, 2011, defendants moved to dismiss the complaint in its entirety. On or about April 25, 2011, plaintiffs filed an opposition to the motion to dismiss. On May 16, 2011, the defendants filed a reply memorandum in support of their motion to dismiss.  On December 8, 2011, the Court granted defendants motion to dismiss in its entirety. Accordingly, the Court ordered that the matter be dismissed with prejudice and stricken from the active docket of the Court.  The Court further directed that separate judgment be entered in favor of defendants.

           On February 14, 2011, a complaint for declaratory judgment was commenced by American University System, Inc. against the Company’s wholly-owned subsidiary American Public University System, Inc. (“APUS”) and American University, in the United States District Court for the Northern District of Texas (Dallas Division), encaptioned American University System, Inc. v. American University and American Public University System, Inc. C.A. No. 3:11 CV-00282-L. The plaintiff is seeking a judicial declaration that plaintiff has not infringed the trademark rights of the defendants and that the trademarks of the defendants, including “American Public University System” and “American Public University of the American Public University System” are not valid trademarks. APUS was served with the complaint on June 13, 2011. On July 5, 2011, the defendants filed a motion seeking the dismissal of the complaint or, in the alternative, for the Court to transfer venue to the U.S. District Court for the District of Columbia (the “Motion to Dismiss”). On July 26, 2011, the plaintiff filed a brief in opposition to the Motion to Dismiss. The defendants filed a reply brief in support of the Motion to Dismiss on August 9, 2011. On August 12, 2011, the defendants filed a motion to stay discovery pending the Court’s ruling on the Motion to Dismiss. On August 19, 2011, the plaintiff filed a motion for leave to conduct jurisdictional discovery. On September 1, 2011, the parties filed with the Court a stipulation to stay merits discovery pending the Court’s ruling on the Motion to Dismiss. On September 2, 2011, the Court entered the parties’ stipulation to stay merits discovery and also granted in part plaintiff’s motion for leave to conduct jurisdictional discovery. Jurisdictional discovery has concluded. . On December 22, 2011, plaintiff filed a supplemental response in opposition to the Motion to Dismiss. On January 9, 2012, defendants filed a supplemental reply in support of the Motion to Dismiss. The parties are now awaiting a decision from the Court. The Company believes that the complaint is without merit.

Note 8.	Concentration

Approximately 56%, 50% and 41% of the Company’s 2009, 2010 and 2011 revenues, respectively, were derived from students who receive tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. A reduction in this assistance could have a significant impact on the Company’s operations. In October of 2006, APUS was approved for participation in Title IV programs, allowing the Company to participate in federal student aid programs. Approximately, 19%, 24% and 37% of the Company’s 2009, 2010 and 2011 revenues respectively, were derived from students who received federal student aid.

Note 9.	Segment Information

           The Company is organized and operates as one operating segment. In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Because the Company operates in one segment and provides one group of similar services, all financial segment and product line information required by FASB ASC Topic 280 can be found in the consolidated financial statements.

Note 10.	Subsequent Events

           We have reviewed our business activities and have no additional subsequent events to report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

           Our independent auditors, McGladrey & Pullen, LLP, have issued an audit report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Public Education, Inc.

We have audited American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. American Public Education, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Public Education, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Vienna, VA
February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, information regarding our executive officers is set forth in Part I of this annual report under the caption Item 1. “Executive Officers of American Public Education, Inc.”

Code of Ethics

As part of our system of corporate governance, our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, and also contains provisions only applicable to our Chief Executive Officer and senior financial officers. Our Code of Business Conduct and Ethics is available on the Corporate Governance page of our website at http://www.americanpubliceducation.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our chief executive officer or senior financial officers, by posting such information on our website at the address above.

Additional Information

The additional information regarding directors, executive officers and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2011 with respect to our 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2011 with respect to our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2011 with respect to our 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2011 with respect to our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2011 with respect to our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  List of documents filed as part of this annual report of Form 10-K:

(1) The required financial statements are included in Item 8 of Part II of this annual report on Form 10-K.

(2) The required financial statement schedules are included in Item 8 of Part II of this annual report on Form 10-K.

(3) A complete listing of exhibits is included in the Index to Exhibits.

(b)  A complete listing of exhibits is included in the Index to Exhibits.

(c)  Schedule II: Valuation and Qualifying Accounts.

Other schedules are omitted because they are not required.

AMERICAN PUBLIC EDUCATION, INC.

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions/ (reductions)	Write-offs	Balance at end of period
Year ended December 31, 2011:
Allowance for receivables	$1,050	$6,735	$(2,789)	$4,996
Year ended December 31, 2010:
Allowance for receivables	$896	$2,128	$(1,974)	$1,050
Year ended December 31, 2009:
Allowance for receivables	$537	$781	$(422)	$896

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Dated: February 28, 2012	By:	/s/ Dr. Wallace E. Boston
	Name:	Dr. Wallace E. Boston
	Title:	President and Chief Executive Officer

           Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Dr. Wallace E. Boston	February 28, 2012	President, Chief Executive Officer and Director
Dr. Wallace E. Boston		(Principal Executive Officer)

/s/ Harry T. Wilkins	February 28, 2012	Executive Vice President and
Harry T. Wilkins		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ J. Christopher Everett	February 28, 2012	Chairman of the Board of Directors
J. Christopher Everett

/s/ F. David Fowler	February 28, 2012	Director
F. David Fowler

/s/ Jean C. Halle	February 28, 2012	Director
Jean C. Halle

/s/ Timothy J. Landon	February 28, 2012	Director
Timothy J. Landon

/s/ Barbara G. Fast	February 28, 2012	Director
Barbara G. Fast

/s/ Timothy T. Weglicki	February 28, 2012	Director
Timothy T. Weglicki

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Fifth Amended Restated Certificate of Incorporation of the Company (1)
3.2	Second Amended and Restated Bylaws of the Company (1)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company
10.1+	American Public Education, Inc. 2002 Stock Incentive Plan (2)
10.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan (2)
10.3+	Form of Indemnification Agreement with directors and executive officers (2)
10.4+	Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (2)
10.4A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (3)
10.5+	Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007
10.5A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007 (3)
10.6+	Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005 (2)
10.6A+	Amendment dated December 31, 2008, to the Employment Agreement between the Company and Frank B. McCluskey dated April 10, 2005 (3)
10.7+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.8+	Employment Agreement between the Company and Sharon van Wyk (4)
10.9+	Employment Agreement between the Company and Karan Powell
10.10+	American Public Education, Inc. 2011 Omnibus Incentive Plan (5)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of McGladrey & Pullen, LLP (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333- )145185.
(3)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 01-33810), filed with the Commission on March 10, 2009.
(4)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 01-33810), filed with the Commission on November 5, 2009.

(5)	Incorporated by reference to Exhibit A of the Registrant’s 2011 Annual Proxy Statement on Schedule 14A (File No. 01-33810), filed with the Commission on March 22, 2011.