Form 10-Q
period 2012-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2012-05-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

 The total number of shares of common stock outstanding as of May 8, 2012 was 18,027,638.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,826	$119,006
Accounts receivable, net of allowance of $7,003 in 2012 and $4,996 in 2011	9,093	9,499
Prepaid expenses	5,525	4,961
Income tax receivable	—	1,603
Deferred income taxes	4,164	3,653

Total current assets	144,608	138,722
Property and equipment, net	62,770	58,759
Other assets, net	1,436	1,410
Total assets	$208,814	$198,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,255	$16,318
Accrued liabilities	14,780	14,486
Income taxes payable	1,688	—
Deferred revenue and student deposits	27,078	25,884

Total current liabilities	56,801	56,688
Deferred income taxes	9,393	8,370
Total liabilities	66,194	65,058

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 18,027 issued and 17,940 outstanding in 2012; 17,844 issued and outstanding in 2011	180	178
Additional paid-in capital	150,151	147,053
Less cost of 87 shares of repurchased stock in 2012	(3,396)	—
Accumulated deficit	(4,315)	(13,398)
Total stockholders’ equity	142,620	133,833
Total liabilities and stockholders' equity	$208,814	$198,891

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Revenues	$75,822	$58,664
Costs and expenses:
Instructional costs and services	27,853	22,105
Selling and promotional	14,371	10,884
General and administrative	16,072	10,511
Depreciation and amortization	2,656	2,093
Total costs and expenses	60,952	45,593

Income from operations before Interest income and income taxes	14,870	13,071
Interest income, net	21	27
Income before income taxes	14,891	13,098
Income tax expense	5,808	5,241
Net income	$9,083	$7,857
Net Income per common share:
Basic	$0.51	$0.44

Diluted	$0.50	$0.43
Weighted average number of common shares:
Basic	17,854,114	17,934,794

Diluted	18,233,669	18,382,313

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating activities
Net income	$9,083	$7,857
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) bad debt	2,007	(157)
Depreciation and amortization	2,656	2,093
Stock-based compensation	1,014	862
Stock issued for director compensation	33	33
Deferred income taxes	512	(207)
Changes in operating assets and liabilities:
Accounts receivable	(1,601)	536
Prepaid expenses and other assets	(571)	(804)
Income tax receivable	1,603	780
Accounts payable	(3,063)	740
Accrued liabilities	294	95
Income taxes payable	1,688	4,423
Deferred revenue and student deposits	1,194	3,624
Net cash provided by operating activities	14,849	19,875
Investing activities
Capital expenditures	(6,577)	(3,597)
Capitalized program development costs and other assets	(109)	(60)
Net cash used in investing activities	(6,686)	(3,657)
Financing activities
Cash paid for repurchase of common stock	(3,857)	(1,542)
Cash received from issuance of common stock	767	438
Excess tax benefit from stock based compensation	1,747	64
Net cash used in financing activities	(1,343)	(1,040)
Net increase in cash and cash equivalents	6,820	15,178
Cash and cash equivalents at beginning of period	119,006	81,352
Cash and cash equivalents at end of period	$125,826	$96,530
Supplemental disclosure of cash flow information
Income taxes paid	$257	$181

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.  The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements included in its Annual Report, on Form 10-K, for the year ended December 31, 2011.

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

From time to time, the Company may be involved in litigation in the normal course of its business.  The Company is not aware of any pending or threatened litigation matters that, in the opinion of management, will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

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

Concentration

Approximately 40%  of the Company’s revenues for the three month period ended March 31, 2012 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 46% of the Company’s revenues for the three months ended March 31, 2011. Approximately 34% of the Company’s revenues for the three months ended March 31, 2012,  were from students using financial aid under the Title IV programs compared to 30% for the three months ended March 31, 2011. A reduction in either of these programs or the change in maximum benefits allowed to students could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were no anti-dilutive stock options or restricted stock excluded from the calculation for the three months ended March 31, 2012 and 2011.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2008-2011 remain open to examination.

5. Stock Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the 2007 Omnibus Incentive Plan. The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2002 Stock Plan or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancelation or otherwise without the issuance of such shares.  As of March 31, 2012, there were 948,275 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 92,853 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

	March 31, 2012	March 31, 2011
Expected volatility	—%	39.04%
Expected dividends	—%	—%
Expected term, in years	—	4.5
Risk-free interest rate	—%	2.01%
Weighted-average fair value of options granted during the year	$—	$13.22

Options granted through March 31, 2012 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2011	1,067,511	$21.22
Options granted	—	$—
Awards exercised	(160,409)	$4.78
Awards forfeited	—	$—
Outstanding, March 31, 2012	907,102	$24.13	4.30	$12,586

Exercisable, March 31, 2012	721,996	$20.93	4.01	$12,327

The following table summarizes information regarding stock option exercises (unaudited):

	March 31, 2012	March 31, 2011
	(In thousands)
Proceeds from stock options exercised	$767	$449
Intrinsic value of stock options exercised	$5,453	$1,197
Tax benefit from exercises	$1,747	$365

The table below summarizes the restricted stock activity for the three months ended March 31, 2012 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2011	79,075	$37.44
Shares granted	87,033	$41.32
Vested shares	(32,082)	$36.93
Shares forfeited	—	$—
Non-vested, March 31, 2012	134,026	$40.08

Stock based compensation cost charged against income during the three month period ended March 31, 2012 and March 31, 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In thousands)
Instructional costs and services	$243	$254
Marketing and promotional	100	87
General and administrative	671	521
Stock-based compensation expense in operating income	1,014	862
Tax benefit	(401)	(334)
Stock-based compensation expense, net of tax	$613	$528

As of  March 31, 2012, there was $6.6 million of total unrecognized compensation cost, representing $1.8 million of unrecognized compensation cost associated with share-based compensation arrangements, and $4.8 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.1 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Form 10-Q, in the “Risk Factors” section of this Form 10-Q,  in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) and in our various filings with the SEC.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

 Background

American Public Education, Inc. is a provider of online postsecondary education directed primarily at the needs of the military and public service communities. We operate through the American Public University System (APUS), a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU.

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. In 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of American Public University System, Inc., which operates APUS, which includes AMU and APU. Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for participation in federal student financial aid programs under Title IV of the Higher Education Act of 1965, which we refer to as Title IV programs, for classes beginning in November 2006. In July 2011, The Higher Learning Commission reaffirmed accreditation of APUS for online courses and programs without any other stipulations on its affiliation status.

Prior to receiving regional accreditation, in 1995 APUS received initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC. In January 2012, after careful consideration, the APUS Board of Trustees decided to withdraw voluntarily APUS's accreditation by DETC.  The Board of Trustees determined that maintenance of two institutional accreditations was becoming increasingly burdensome and challenging in light of APUS's resources and efforts to pursue specialized accreditation.  By letter dated April 30, 2012, APUS informed DETC of its voluntary withdrawal, effectively immediately.  The Higher Learning Commission is the accrediting agency that APUS has always identified to the Department of Education as its primary accreditor for Title IV purposes.

The university system offers terms beginning on the first Monday of each month in either eight or sixteen-week formats.  Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Summary

Adjusted net course registrations increased 24% for the three month period ended March 31, 2012 over the three month period ended March 31, 2011.  Our revenue increased from $58.7 million to $75.8 million, or by 29% for the three month period ended March 31, 2012 over the three month period ended March 31, 2011.   Operating margins decreased to 19.5%  from 22.2% for the three month period ended March 31, 2012 over the three month period ended March 31, 2011.

Our results of operations normally fluctuate as a result of variations in our business, principally due to the level of our selling and promotional expenses and changes in enrollment, and we expect that going forward we will see a more pronounced seasonal fluctuation in new enrollments due to our increasing civilian population. In the third quarter of 2010, we experienced slower growth in active duty military registrations. As a result, beginning with the third quarter of 2010 we increased, and in subsequent quarters we continued to increase, our marketing spend in an attempt to increase civilian registrations.  We believe that the long term health of our business is best served by continuing to focus on marketing and promotional activities intended to expand awareness of our brand and increase net registrations from the civilian market.

As we previously disclosed, we have been the target of fraudulent activity by individuals and groups with respect to student enrollment and the Title IV programs, and given our continued growth and status as an online education provider and our relatively low tuition, we believe that we will increasingly be subject to such activities. While we maintain systems and processes to attempt to identify and prevent fraudulent applications for enrollment and Title IV aid, we cannot be certain that our systems and processes will be adequate in the face of increasing and increasingly sophisticated fraud schemes or that we will be able to expand such systems and processes at a pace consistent with our growth. Furthermore, as we previously disclosed, in addition to those who enroll or attempt to enroll solely to obtain Title IV funds, some students who might not otherwise pursue a degree or certificate are attracted to enroll because of the availability of Title IV funds and economic hardships resulting from today's economic climate. We believe these students may be more likely than other students to cease pursuing a degree or certificate due to other factors, such as becoming employed or not having the level of commitment necessary to complete successfully the required coursework. Partially as a result of these factors, the growth in our enrollments has in the past, and may in the future, reflect some students who will not persist as students. While we are not able to estimate the number of students who fall into these categories, and we are not able to estimate the impact on our enrollments over time, we believe that we had a higher number than usual of these students in 2011, beginning in June of that year. We believe that the measures that we have taken have had an effect, principally since the beginning of 2012, on decreasing the number of students who fall into these categories. We cannot be certain, however, that the measures that we have taken will continue to be effective, that any changes in enrollment patterns are as a result of those actions or that those measures will not have the effect of discouraging students who do not fall into these categories. For example, we implemented an additional fraud prevention measure in late March 2012 that we modified in the beginning of May because we believe that it was discouraging students who do not fall into these categories from enrolling.

Because we will be comparing our results on a year over year basis to periods during which we had a higher number of students who are less likely to persist, and as a result of the measures described above, or other changes to our enrollment patterns, including as a result of increased competition, market conditions or other factors, our historical and recent rates of growth over comparable prior year periods may not be sustainable during the remainder of 2012. In particular, we note that we are currently projecting that our net registrations from new students for June 2012 will have a decline year over year.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2011 included in our Annual Report for the year ended December 31, 2011.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Costs and expenses:
Instructional costs and services	36.7	37.7
Selling and promotional	19.0	18.6
General and administrative	21.2	17.9
Depreciation and amortization	3.6	3.6

Total costs and expenses	80.5	77.8

Income from operations before
interest income and income taxes	19.5	22.2
Interest income, net	0.1	—

Income from operations
before income taxes	19.6	22.2
Income tax expense	7.7	8.9

Net Income	11.9%	13.3%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Our revenues for the three months ended March 31, 2012 were $75.8 million, an increase of $17.1 million, or 29%, compared to $58.7 million for the three months ended March 31, 2011. The increase was primarily a result of an increase in the number of net course registrations from civilian students, as well as an increase in the number of net course registrations from military students.

Costs and Expenses.  Costs and expenses for the three months ended March 31, 2012 were $61.0 million, an increase of $15.4 million, or 34%, compared to $45.6 million for the three months ended March 31, 2011.  Costs and expenses as a percentage of revenues increased to 80.5% for the three months ended March 31, 2012 from 77.8% for the three months ended March 31, 2011.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2012 were $27.8 million, representing an increase of 26% from $22.1 million for the three months ended March 31, 2011.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 36.7% for the three months ended March 31, 2012, compared to 37.7% for the three months ended March 31, 2011.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2012 were $14.4 million, representing an increase of 32% from $10.9 million for the three months ended March 31, 2011.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 19.0% for the three months ended March 31, 2012 from 18.6% for the three months ended March 31, 2011.  This increase as a percent of revenue is a result of increased civilian registrations from greater awareness of the APU brand.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2012 were $16.1 million representing an increase of 53% from $10.5 million for the three months ended March 31, 2011.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology required to support the increase in civilian students and regulatory changes.  In addition, bad debt expense increased as a percentage of revenue from 1.1% for the three months ended March 31, 2011 to 4.5% for the three months ended March 31, 2012, a change also attributable to our increase in civilian students. We believe that during the six month period ended December 31, 2011, we experienced a significant increase in students who enrolled solely for the purpose of obtaining Title IV funds. Because these students typically did not succeed academically, a portion of their funds needed to be returned to the Federal Government resulting in an increase in accounts receivable that is unlikely to be collected and a corresponding increase in our allowance for doubtful accounts. General and administrative expenses as a percentage of revenues increased to 21.2% for the three months ended March 31, 2012 from 17.9% for the three months ended March 31, 2011.  This increase was primarily due to financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

Depreciation and amortization. Depreciation and amortization expenses were $2.7 million for the three months ended March 31, 2012, compared with $2.1 million for the three months ended March 31, 2011.  This represents an increase of 29%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended March 31, 2012 were $1.0 million in the aggregate, representing an increase of 18% from $862,000 for the three months ended March 31, 2011.  The increase in stock-based compensation for the three months ended March 31, 2012 is primarily attributable to new restricted stock grants issued in the first quarter of 2012.

Income tax expense. We recognized income tax expense for the three months ended March 31, 2012 and March 31, 2011 of $5.8 million and $5.2 million, respectively, or effective tax rates of 39.0% and 40.0%, respectively. The reduction in our effective tax rate in 2012 is primarily due to the state tax study that was completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states.

Net income. Our net income was $9.1 million for the three months ended March 31, 2012, compared to net income of $7.9 million for the three months ended March 31, 2011, an increase of $1.2 million, or 15%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company financed operating activities and capital expenditures during the three months ended March 31, 2012 and 2011 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $125.8 million and $96.5 million at March 31, 2012 and March 31, 2011, respectively, representing an increase of $29.3 million, or 30.4%.

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

Operating Activities

Net cash provided by operating activities was $14.8 million and $19.9 million for the three months ended March 31, 2012 and 2011, respectively.

Investing Activities

Net cash used in investing activities was $6.7 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively.  Capital expenditures were related to new construction projects due to our ongoing evaluation of space needs and our continued investment in systems. Construction continued on a new 106,000 square foot financial center in Charles Town, West Virginia that should be completed by September 2012 and is estimated to cost approximately $18.0 million. Of this amount. we have spent $11.6 million to date, including $3.9 million in the three months ended March 31, 2012, for land and building related to the new finance center. We expect these factors, and potentially others, to cause capital expenditures to increase in future periods, including in the near term.

Financing Activities

Net cash used in financing activities was $1.3 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. Cash used in financing activities was from the repurchase of our common stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock based compensation.

The Board of Directors has authorized a repurchase program to repurchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans after January 1, 2012, which management currently estimates to be approximately 87,033 shares of the Company’s common stock.  As of March 31, 2012 the Company had repurchased 87,033 shares under the repurchase program for an aggregate amount of $3.4 million.

Regulatory Update

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

The site visit for our program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.  In April 2011, we received the program review report.  The report includes three findings, two of which involve individual student-specific errors.  The third finding is that our policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that we consequently failed to calculate and return federal student financial aid that we were required to return to the Department of Education as the result of these unofficial withdrawals.  The Department has taken the position that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period.  We disagree with this interpretation of Department of Education regulations, and we timely responded to the program review indicating our disagreement.  As part of the process of responding to this finding, we continue to provide the Department with requested information and documents.  While the Department of Education has not specified a potential penalty, we believe that if we are liable for refunds to the Department of Education for these students, the amount could be up to approximately $837,000 and would be offset in our financial results by any amounts that we may eventually collect from the students to whom the funds were disbursed or amounts these students may have already repaid the Department.

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

By June 20, 2012, the Department of Defense is required to submit a report on how to increase the efficiency of tuition assistance program funding to the Senate and House Armed Services Committees, including the impact of changing the program to require service members to pay 25% of their expenses.  In addition, in October 2011, the Department of Defense announced that while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package.  If tuition assistance payments are reduced, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their “Top-Up” benefits under the GI Bills, which allow service members to use a portion of their GI Bill benefits while still on active duty.  However, we do not know whether in the long-term service members would be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources would lead to service members deciding not to enroll or enrolling at a slower rate.

We are not able to estimate the effect of future expected changes to the tuition assistance programs, whether the services would impose other criteria in addition to the level of reimbursement, or the response that our competitors would take to reduced tuition assistance payments or the willingness of service members to use their “Top-Up” option available to them under their veterans benefits.

Certain of our students are eligible to receive funds from education assistance programs administered by the Department of Veterans Affairs, including under the GI Bills. Pursuant to federal law related to those program, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in Virginia and West Virginia.  On April 16, 2012, the Department of Veterans Affairs began an on-site program review of our programs.  The on-site review was concluded on April 20, 2012, and we have not yet received a formal report from the Department of Veterans Affairs.

On April 18, 2012, Senators Kay Hagan and Tom Harkin introduced new legislation in the United States Senate that would prohibit colleges and universities from using funds from Title IV programs, military tuition assistance, veterans education benefits programs, and other federal educational assistance funds to pay for marketing, advertising, and recruiting. The bill has been referred to the Senate Health, Education, Labor and Pensions Committee.  Were the bill to become law, it would significantly affect our ability to identify and attract prospective students.

In Spring 2012, the Department of Education convened two negotiated rulemaking committees- one on teacher preparation and one on student loans- that each held a series of meetings to discuss proposed changes to applicable regulations. Negotiators reached consensus on proposed regulatory language on 25 student loan issues, which will result in two packages of proposed rules to be published for public comment before final promulgation. Proposed rules relating to various loan repayment issues are expected by November 1, 2012, to be effective in July 2013. Proposed rules relating to other loan issues are expected by January 2013, to be effective in July 2014. Negotiators failed to reach consensus on proposed regulations related to teacher preparation programs and the awarding of TEACH Grants. The committee disagreed about how, if at all, students' test scores should be used to judge the effectiveness of their teacher's  preparation program. Such so-called “value added scores” were promoted by the Department of Education during the negotiations as one way to determine which institutions should be eligible to award TEACH Grants to students in their teacher preparation programs. As the negotiators failed to reach consensus, the Department of Education is now responsible for drafting proposed regulations, to be released at a future date.

On April 25, 2012, the Department of Education announced that it would be publishing a notice regarding its intent to establish a negotiated rulemaking committee to prepare proposed regulations for the Title IV programs.  The announcement states that the Department of Education intends to develop proposed regulations designed to prevent fraud and otherwise ensure proper use of Title IV program funds, and to improve and streamline the campus-based Title IV programs.  The Department of Education has announced two public hearings at which interested parties may suggest issues that should be considered for action by the negotiating committees.

On April 27, 2012, President Obama issued an Executive Order (“EO”) that directs the Departments of Defense, Veterans Affairs, and Education to establish “Principles of Excellence to strengthen oversight, enforcement, and accountability” (“Principles”) in connection with the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (“Post-9/11 GI Bill”) and the Department of Defense tuition assistance program.  The EO requires the Principles to apply to all education institutions that receive funding from military and veterans education benefits programs, and it does not distinguish among non-profit, public, and for-profit institutions.  The Principles include, for example, disclosure obligations related to program costs, student aid eligibility, estimated loan debt, student outcomes, and education plans and a prohibition on “fraudulent and aggressive recruiting techniques” on and off military installations.  The agencies must implement the Principles through various actions, and within 90 days after the date of the EO they must report to the President their progress, including in terms of revisions to regulations, guidance documents, memoranda of understanding, and other policies related to the Post-9/11 GI Bill and Department of Defense tuition assistance.  In addition, among other action, the Departments of Defense, Veterans Affairs, and Education are directed to develop a comprehensive strategy to establish service member and veteran student outcome measures that are comparable, to the maximum extent practicable, across military and veterans education benefit programs, and the Department of Education must collect from institutions and publish information on the amount of funding institutions receive from the Post-9/11 GI Bill and the Department of Defense tuition assistance program. The EO also contains requirements related to enforcement of and compliance related to the Principles, including, for example, development of complaint systems and establishment of procedures for program reviews.  Because a significant portion of our students use funding from military and veterans benefits programs, any actions that these agencies take could have a significant impact on our business.  We do not know what actions these agencies will take and whether those actions will have an adverse effect on our business or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At March 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of March 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 14, 2011, a complaint for declaratory judgment was commenced by American University System, Inc. against the Company's wholly-owned subsidiary American Public University System, Inc. (“APUS”) and American University, in the United States District Court for the Northern District of Texas (Dallas Division), encaptioned American University System, Inc. v. American University and American Public University System, Inc. C.A. No. 3:11 CV-00282-L. The plaintiff is seeking a judicial declaration that plaintiff has not infringed the trademark rights of the defendants and that the trademarks of the defendants, including “American Public University System” and “American Public University of the American Public University System” are not valid trademarks. APUS was served with the complaint on June 13, 2011. On July 5, 2011, the defendants filed a motion seeking the dismissal of the complaint or, in the alternative, for the Court to transfer venue to the U.S. District Court for the District of Columbia (the “Motion to Dismiss”). On July 26, 2011, the plaintiff filed a brief in opposition to the Motion to Dismiss. The defendants filed a reply brief in support of the Motion to Dismiss on August 9, 2011. On August 12, 2011, the defendants filed a motion to stay discovery pending the Court's ruling on the Motion to Dismiss. On August 19, 2011, the plaintiff filed a motion for leave to conduct jurisdictional discovery. On September 1, 2011, the parties filed with the Court a stipulation to stay merits discovery pending the Court's ruling on the Motion to Dismiss. On September 2, 2011, the Court entered the parties' stipulation to stay merits discovery and also granted in part plaintiff's motion for leave to conduct jurisdictional discovery. Jurisdictional discovery has concluded. On December 22, 2011, plaintiff filed a supplemental response in opposition to the Motion to Dismiss. On January 9, 2012, defendants filed a supplemental reply in support of the Motion to Dismiss.  On March 13, 2012, the Court entered an order pertaining to the Motion to Dismiss transferring the action to the United States District Court for the District of Columbia as Case No. 1:12-cv-00400-JEB.  On April 9, 2012, the parties filed a joint stipulation for dismissal without prejudice to allow the parties the opportunity to pursue settlement discussions.  On April 9, 2012, pursuant to this stipulation, the Court ordered the case dismissed without prejudice.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2011 and all of the other information set forth in this Form 10-Q and our Form 10-K and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the thee month period ending March 31, 2012, the Company repurchased 87,033 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2012 – January 31, 2012	—	—	—	87,033
February 1, 2012 – February 29, 2012	—	—	—	87,033
March 1, 2012 – March 31, 2012	87,033	$39.02	87,033	—
Total	87,033	$39.02	87,033	—

(1)
On December 9, 2011, the Company’s Board of Directors approved a stock repurchase program for its common stock, under which the Company may purchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans, which the Board of Directors estimated to be up to 87,033  shares of the Company’s common stock.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions from time to time based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company's available cash.

(2)
During the three months ended March 31, 2012, the Company was deemed to have repurchased 10,697 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on March 26, 20012 (File No. 001-33810)).
31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS **	XBRL Instance Document
EX-101.SCH **	XBRL Taxonomy Extension Schema Document
EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	May 10, 2012
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	May 10, 2012
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)