Form 10-Q
period 2012-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2012-08-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

 The total number of shares of common stock outstanding as of August 7, 2012 was 18,046,185.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of June 30, 2012	As of December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,713	$119,006
Accounts receivable, net of allowance of $8,700 in 2012 and $4,996 in 2011	8,763	9,499
Prepaid expenses	4,923	4,961
Income tax receivable	1,778	1,603
Deferred income taxes	5,225	3,653

Total current assets	137,402	138,722
Property and equipment, net	72,589	58,759
Other assets, net	993	1,410
Total assets	$210,984	$198,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,185	$16,318
Accrued liabilities	13,797	14,486
Deferred revenue and student deposits	24,104	25,884

Total current liabilities	53,086	56,688
Deferred income taxes	9,519	8,370
Total liabilities	62,605	65,058

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 18,045 issued and 17,805 outstanding in 2012; 17,844 issued and outstanding in 2011	180	178
Additional paid-in capital	151,154	147,053
Less cost of 240 shares of repurchased stock in 2012	(7,881)	—
Accumulated earnings (deficit)	4,926	(13,398)
Total stockholders’ equity	148,379	133,833
Total liabilities and stockholders' equity	$210,984	$198,891

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues	$74,572	$60,795	$150,394	$119,459
Costs and expenses:
Instructional costs and services	26,249	23,011	54,102	45,116
Selling and promotional	14,475	9,721	28,846	20,605
General and administrative	16,141	10,910	32,213	21,421
Depreciation and amortization	2,715	2,242	5,371	4,335
Total costs and expenses	59,580	45,884	120,532	91,477

Income from operations before Interest income (expense) and income taxes	14,992	14,911	29,862	27,982
Interest income (expense), net	(34)	25	(13)	52
Income before income taxes	14,958	14,936	29,849	28,034
Income tax expense	5,717	5,960	11,525	11,201
Net income	$9,241	$8,976	$18,324	$16,833
Net Income per common share:
Basic	$0.52	$0.50	$1.02	$0.94

Diluted	$0.51	$0.49	$1.01	$0.92
Weighted average number of common shares:
Basic	17,910,787	17,890,298	17,881,865	17,912,423

Diluted	18,151,491	18,345,775	18,182,382	18,359,223

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating activities
Net income	$18,324	$16,833
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	3,704	174
Depreciation and amortization	5,371	4,335
Stock-based compensation	1,930	1,608
Stock issued for director compensation	63	69
Deferred income taxes	(423)	(225)
Changes in operating assets and liabilities:
Accounts receivable	(2,968)	18
Prepaid expenses and other assets	474	(831)
Income tax receivable	(175)	252
Accounts payable	(1,133)	(591)
Accrued liabilities	(689)	212
Deferred revenue and student deposits	(1,780)	3,820
Net cash provided by operating activities	22,698	25,674
Investing activities
Capital expenditures	(18,948)	(6,796)
Capitalized program development costs and other assets	(272)	(112)
Net cash used in investing activities	(19,220)	(6,908)
Financing activities
Cash paid for repurchase of common/restricted stock	(8,337)	(6,903)
Cash received from issuance of common stock	845	688
Excess tax benefit from stock based compensation	1,721	600
Net cash used in financing activities	(5,771)	(5,615)
Net increase (decrease) in cash and cash equivalents	(2,293)	13,151
Cash and cash equivalents at beginning of period	119,006	81,352
Cash and cash equivalents at end of period	$116,713	$94,503
Supplemental disclosure of cash flow information
Income taxes paid	$10,401	$10,575

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc. (“APEI”) together with its subsidiary (the “Company”) is a provider of exclusively online post-secondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI has one subsidiary, American Public University System, Inc. (the “APUS”), a West Virginia corporation, which is a regionally accredited post-secondary online university that includes American Military University and American Public University.

APUS achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for participation in federal student aid programs under Title IV of the Higher Education Act of 1965, which we refer to as Title IV Programs, for classes beginning in November 2006.

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

On February 28, 2011 the U.S. Department of Education began an on-site program review of APUS's administration of the Title IV programs.  In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, the Department of Education sends the institution a program review report.  The institution has the opportunity to respond to the findings in the program review report.  The Department of Education then issues a final program review determination letter, which identifies any liabilities.  The institution may appeal any monetary liabilities specified in the final program review determination letter.  The site visit for APUS's program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.

The Company received the program review report in April 2011.  The report included three findings, two of which involved individual student-specific errors.  The third finding was that APUS's policies failed to treat certain students as having unofficially withdrawn from the institution and that the University consequently failed to calculate and return federal student financial aid that APUS was required to return to the Department of Education as the result of these unofficial withdrawals. The Department's position is that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period. The Company disagrees with this interpretation of Department of Education regulations and APUS filed a response to the Department of Education in June 2011 and responded to follow-up requests from the Department of Education.

On May 14, 2012 the Department of Education issued a Final Program Review Determination ("FPRD"). The FPRD:  (1) identified liabilities resulting from the program review report findings, (2) provided instructions for payment of the liabilities to the U.S. Department of Education, (3) notified APUS of its right to appeal, and (4) notified APUS that under Department of Education regulations, it is required to post an irrevocable letter of credit payable to the U.S. Secretary of Education due to the number of unpaid and late refunds identified as part of the program review. The liabilities and letter of credit requirements are based on the program review report's finding that APUS's policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that APUS consequently failed to calculate and return federal student financial aid to the Department of Education as a result of these unofficial withdrawals. The FPRD states that APUS's total monetary liability, including interest, is $1,040,851. Notwithstanding the Company's disagreement with the Department's position, after considering the time, effort, expense and other factors involved in a full appeal, the Company determined to pay $909,091. After paying that amount, APUS timely appealed the remaining amount because APUS discovered discrepancies in the Department of Education's records as compared to its records for certain students at issue in the FPRD. In addition, the Company accrued  $56,000 at June 30, 2012 for interest expense related to the FPRD. By letter dated July 24, 2012, the Department of Education withdrew the FPRD without prejudice and indicated its intent to reissue a revised FPRD at a later date. The amount of the monetary liability, excluding interest, is included in accounts receivables at June 30, 2012.  However, because the Company cannot be assured that it will be able to collect the full amounts from these former students, the Company has established a partial reserve against these receivables.

By letter, dated May 16, 2012, the Department of Education informed APUS that as a result of the FPRD, APUS must post an irrevocable letter of credit payable to the U.S. Secretary of Education in an amount equal to 25% of the total amount of unearned Title IV funds that APUS was required to return during the year ended December 31, 2010. The Department of Education has determined that the amount required for the letter of credit is $163,284.  APUS timely posted the required letter of credit.

Concentration

Approximately 39% of the Company’s revenues for the three and six month periods ended June 30, 2012 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 43% and 45% of the Company’s revenues for the three and six months ended June 30, 2011. Approximately 34% of the Company’s revenues for the three and six months ended June 30, 2012,  were from students using financial aid under the Title IV programs compared to 34% and 32% for the three and six months ended June 30, 2011. A reduction in either of these programs or the change in maximum benefits allowed to students could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 444,718 and 255,698 anti-dilutive stock options or restricted stock excluded from the calculation for the three and six months ended June 30, 2012. There were no  anti-dilutive stock options or restricted stock excluded from the calculation for the three and six months ended June 30, 2011.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2008-2011 remain open to examination.

5. Stock Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the 2007 Omnibus Incentive Plan. The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2002 Stock Plan or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancelation or otherwise without the issuance of such shares.  As of June 30, 2012, there were 933,935 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 96,277 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

	June 30, 2012	June 30, 2011
Expected volatility	—%	39.04%
Expected dividends	—%	—%
Expected term, in years	—	4.5
Risk-free interest rate	—%	2.01%
Weighted-average fair value of options granted during the year	$—	$13.22

Options granted through June 30, 2012 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2011	1,067,511	$21.22
Options granted	—	$—
Awards exercised	(172,273)	$4.90
Awards forfeited	(1,965)	$36.51
Outstanding, June 30, 2012	893,273	$24.33	4.02	$8,781

Exercisable, June 30, 2012	710,558	$21.18	3.72	$8,781

The following table summarizes information regarding stock option exercises (unaudited):

	June 30, 2012	June 30, 2011
	(In thousands)
Proceeds from stock options exercised	$845	$688
Intrinsic value of stock options exercised	$5,697	$2,620
Tax benefit from exercises	$1,921	$202

The table below summarizes the restricted stock activity for the six months ended June 30, 2012 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2011	79,075	$37.44
Shares granted	97,240	$40.09
Vested shares	(37,989)	$37.85
Shares forfeited	(1,387)	$39.88
Non-vested, June 30, 2012	136,939	$39.18

Stock based compensation cost charged against income during the six month period ended June 30, 2012 and June 30, 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)		(Unaudited) (In thousands)
Instructional costs and services	$212	$214	$456	$468
Marketing and promotional	93	78	192	165
General and administrative	612	454	1,282	975
Stock-based compensation expense in operating income	917	746	1,930	1,608
Tax benefit	(363)	(294)	(764)	(628)
Stock-based compensation expense, net of tax	$554	$452	$1,166	$980

As of  June 30, 2012, there was $6.0 million of total unrecognized compensation cost, representing $1.5 million of unrecognized compensation cost associated with share-based compensation arrangements, and $4.5 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.0 years.

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

Overview

 Background

American Public Education, Inc. is a provider of online post-secondary education directed primarily at the needs of the military and public service communities. We operate through the American Public University System, a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU.

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

Prior to receiving regional accreditation, in 1995 APUS received initial national accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, In January 2012,  after careful consideration, the APUS Board of Trustees decided to withdraw voluntarily APUS's accreditation by DETC.  The Board of Trustees determined that maintenance of two institutional accreditations was becoming increasingly burdensome and challenging in light of APUS's resources and efforts to pursue specialized accreditation.  By letter dated April 30, 2012, APUS informed DETC of its voluntary withdrawal, effectively immediately.  The Higher Learning Commission is the accrediting agency that APUS has always identified to the Department of Education as its primary accreditor for Title IV purposes.

The university system offers terms beginning on the first Monday of each month in either eight or sixteen-week formats.  Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Summary

Adjusted net course registrations increased 18% and 21% for the three and six month periods ended June 30, 2012 over the three and six month periods ended June 30, 2011.  For the three and six month periods ended  June 30, 2012, our revenue increased from $60.8 million to $74.5 million, or by 23%, and from $119.5 million to $150.4 million, or by 26%,  over the comparable prior year periods.   Operating margins decreased to 20.1%  from 24.7% and to 19.9% from 23.6% for the three-month and six-month periods ended June 30, 2012 compared to prior year periods.  Our margins were negatively affected in the three-month and six-month periods ended June 30, 2012 for the reasons discussed in the Results of Operations section below, including because of increases in bad debt expense, financial aid processing, technology spending and civilian marketing expenses.

Our results of operations normally fluctuate as a result of variations in our business, principally due to the level of our selling and promotional expenses and changes in enrollment, and we expect that going forward we will continue to see seasonal fluctuation in new enrollments due to our increasing civilian population.   We believe that the long term health of our business is best served by continuing to focus on marketing and promotional activities intended to expand awareness of our brand and increase net registrations from the civilian market.  We are also pursuing projects designed to improve operational efficiencies and further improvements in the student experience. For example, we are pursuing Title IV processing automations and anticipate future operational efficiencies from our ePress initiative, which is designed to combat inflation in the prices of textbooks by switching to internally developed electronic textbooks.  We anticipate that the ePress initiative will reduce operating expenses by up to approximately $4 million in the second half of 2012 and up to approximately $8 million in 2013.  These projects, combined with what we expect will be lower bad debt expense in 2013 and the recently announced technology fee of $50 per course, which we estimate will apply to approximately 39% of our net course registrations, could lead to margin improvements in 2013.

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

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	35.2	37.8	36.0	37.7
Selling and promotional	19.5	16.0	19.1	17.2
General and administrative	21.6	17.9	21.4	17.9
Depreciation and amortization	3.6	3.6	3.6	3.6

Total costs and expenses	79.9	75.3	80.1	76.4

Income from operations before
interest income (expense) and income taxes	20.1	24.7	19.9	23.6
Interest income (expense), net	—	—	—	0.1

Income from operations
before income taxes	20.1	24.7	19.9	23.7
Income tax expense	7.7	9.9	7.6	9.4

Net Income	12.4%	14.8%	12.3%	14.3%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. Our revenues for the three months ended June 30, 2012 were $74.5 million, an increase of $13.7 million, or 23%, compared to $60.8 million for the three months ended June 30, 2011. The increase was primarily a result of an increase in the number of net course registrations from civilian students, as well as an increase in the number of net course registrations from military students.

Costs and Expenses.  Costs and expenses for the three months ended June 30, 2012 were $59.6 million, an increase of $13.7 million, or 30%, compared to $45.9 million for the three months ended June 30, 2011.  Costs and expenses as a percentage of revenues increased to 79.9% for the three months ended June 30, 2012 from 75.3% for the three months ended June 30, 2011.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2012 were $26.2 million, representing an increase of 14% from $23.0 million for the three months ended June 30, 2011.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 35.2% for the three months ended June 30, 2012, compared to 37.8% for the three months ended June 30, 2011.  This decrease was related to lower faculty costs through greater utilization of full-time faculty and lower textbook costs, as well as efficiencies due to process improvements in our student support services.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2012 were $14.5 million, representing an increase of 49% from $9.7 million for the three months ended June 30, 2011.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 19.5% for the three months ended June 30, 2012 from 16.0% for the three months ended June 30, 2011.  This increase as a percent of revenue is a result of increased civilian marketing expense to build greater awareness of the APU brand.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2012 were $16.1 million representing an increase of 48% from $10.9 million for the three months ended June 30, 2011.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology required to support the increase in civilian students and regulatory changes.  In addition, bad debt expense increased as a percentage of revenue from 1.4% for the three months ended June 30, 2011 to 5.1% for the three months ended June 30, 2012, a change also attributable to our increase in civilian students. We believe that during the six month period ended December 31, 2011, we experienced a significant increase in students who enrolled solely for the purpose of obtaining Title IV funds. Because these students typically did not succeed academically, a portion of their funds needed to be returned to the Federal Government resulting in an increase in accounts receivable that is unlikely to be collected and a corresponding increase in our allowance for doubtful accounts. General and administrative expenses as a percentage of revenues increased to 21.6% for the three months ended June 30, 2012 from 17.9% for the three months ended June 30, 2011.  This increase was primarily due to financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

Depreciation and amortization. Depreciation and amortization expenses were $2.7 million for the three months ended June 30, 2012, compared with $2.2 million for the three months ended June 30, 2011.  This represents an increase of 23%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended June 30, 2012 were $917,000 in the aggregate, representing an increase of 23% from $746,000 for the three months ended June 30, 2011.  The increase in stock-based compensation for the three months ended June 30, 2012 is primarily attributable to new restricted stock grants issued in the first quarter of 2012.

Income tax expense. We recognized income tax expense for the three months ended June 30, 2012 and June 30, 2011 of $5.7 million and $6.0 million, respectively, or effective tax rates of 38.2% and 39.9%, respectively. The reduction in our effective tax rate in 2012 is primarily due to the state tax study that was completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states.

Net income. Our net income was $9.2 million for the three months ended June 30, 2012, compared to net income of $9.0 million for the three months ended June 30, 2011, an increase of $200,000, or 2%.  This increase was related to the factors discussed above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. Our revenues for the six months ended June 30, 2012 were $150.4 million, an increase of  $30.9 million, or 26%, compared to $119.5 million for the six months ended June 30, 2011. The increase was primarily a result of an increase in the number of net course registrations from civilian students, as well as an increase in the number of net course registrations from military students.

Costs and Expenses.  Costs and expenses for the six months ended June 30, 2012 were $120.5 million, an increase of $29.0 million, or 32%, compared to $91.5 million for the six months ended June 30, 2011.  Costs and expenses as a percentage of revenues increased to 80.1% for the six months ended June 30, 2012 from 76.4% for the six months ended June 30, 2011.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2012 were $54.1 million, representing an increase of 20% from $45.1 million for the six months ended June 30, 2011.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 36.0% for the six months ended June 30, 2012, compared to 37.7% for the six months ended June 30, 2011. This decrease was related to lower textbook costs, as well as efficiencies due to process improvements in our student support services.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2012 were $28.8 million, representing an increase of 40% from $20.6 million for the six months ended June 30, 2011.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 19.1% for the six months ended June 30, 2012 from 17.2% for the six months ended June 30, 2011.  This increase as a percent of revenue is a result of increased civilian marketing spend to build greater awareness of the APU brand.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2012 were $32.2 million representing an increase of 50% from $21.4 million for the six months ended June 30, 2011.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology required to support the increase in civilian students and regulatory changes.  In addition, bad debt expense increased as a percentage of revenue from 1.2% for the six months ended June 30, 2011 to 4.8% for the six months ended June 30, 2012, a change also attributable to our increase in civilian students. We believe that during the six month period ended December 31, 2011, we experienced a significant increase in students who enrolled solely for the purpose of obtaining Title IV funds. Because these students typically did not succeed academically, a portion of their funds needed to be returned to the Federal Government resulting in an increase in accounts receivable that is unlikely to be collected and a corresponding increase in our allowance for doubtful accounts. General and administrative expenses as a percentage of revenues increased to 21.4% for the six months ended June 30, 2012 from 17.9% for the six months ended June 30, 2011.  This increase was primarily due to financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

Depreciation and amortization. Depreciation and amortization expenses were $5.4 million for the six months ended June 30, 2012, compared with $4.3 million for the six months ended June 30, 2011.  This represents an increase of 26%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the six months ended June 30, 2012 were $1.9 million in the aggregate, representing an increase of 20% from $1.6 million for the six months ended June 30, 2011.  The increase in stock-based compensation for the six months ended June 30, 2012 is primarily attributable to new restricted stock grants issued in the first quarter of 2012.

Income tax expense. We recognized income tax expense for the six months ended June 30, 2012 and June 30, 2011 of $11.5 million and $11.2 million, respectively, or effective tax rates of 38.6% and 40.0%, respectively. The reduction in our effective tax rate in 2012 is primarily due to the state tax study that was completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states.

Net income. Our net income was $18.3 million for the six months ended June 30, 2012, compared to net income of $16.8 million for the six months ended June 30, 2011, an increase of $1.5 million, or 9%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company financed operating activities and capital expenditures during the six months ended June 30, 2012 and 2011 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $116.7 million and $94.5 million at June 30, 2012 and June 30, 2011, respectively, representing an increase of $22.2 million, or 23.5%.

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

Operating Activities

Net cash provided by operating activities was $22.7 million and $25.7 million for the six months ended June 30, 2012 and 2011, respectively.

Investing Activities

Net cash used in investing activities was $19.2 million and $6.9 million for the six months ended June 30, 2012 and 2011, respectively.  Capital expenditures were related to our continued investment in systems and new construction projects due to our ongoing evaluation of space needs. Construction continued on a new 106,000 square foot financial center in Charles Town, West Virginia that should be completed by September 2012 and for which $8.8 million in the six months ended June 30, 2012.As of June 30, 2012, we estimated that we will incur approximately $1.5 million in expense to complete the new finance center.

Financing Activities

Net cash used in financing activities was $5.8 million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively. Cash used in financing activities was from the repurchase of our common and restricted stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock based compensation.

Employees are provided the option to forfeit to the Company shares equivalent to the minimum statutory tax withholding required to be paid when  restricted stock vests. During the six months ended June 30, 2012, the Company accepted for forfeiture 10,697 shares for $456,000 under this arrangement.

The Board of Directors has authorized a repurchase program to repurchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans after January 1, 2012. The Company completed its expected repurchases for 2012 on March 20, 2012, repurchasing a total of 87,033 shares of the Company’s common stock for $3.4 million..

On May 14, 2012,  the Board of Directors authorized a program to repurchase up to $20 million of shares of the Company's common stock. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made in open market transactions or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. As of June 30, 2012 the Company had repurchased 153,426 shares under this repurchase program for an aggregate amount of $4.5million.

Regulatory Update

U.S. Department of Education Program Review

On February 28, 2011 the U.S. Department of Education began an on-site program review of APUS's administration of the Title IV programs.  In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, the Department of Education sends the institution a program review report.  The institution has the opportunity to respond to the findings in the program review report.  The Department of Education then issues a final program review determination letter, which identifies any liabilities.  The institution may appeal any monetary liabilities specified in the final program review determination letter.

The site visit for our program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.

APUS received the program review report in April 2011.  The report included three findings, two of which involved individual student-specific errors.  The third finding was that APUS's policies failed to treat certain students as having unofficially withdrawn from the institution and that the University consequently failed to calculate and return federal student financial aid that APUS was required to return to the Department of Education as the result of these unofficial withdrawals.  The Department's position is that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period.  We disagree with this interpretation of Department of Education regulations and APUS filed a response to the Department of Education in June 2011and responded to follow-up requests from the Department of Education.

On May 14, 2012 the Department of Education issued a Final Program Review Determination ("FPRD"). The FPRD (1) identified liabilities resulting from the program review report findings, (2) provided instructions for payment of the liabilities to the Department of Education, (3) notified APUS of its right to appeal, and (4) notified APUS that under Department of Education regulations, APUS is required to post an irrevocable letter of credit payable to the U.S. Secretary of Education due to the number of unpaid and late refunds identified as part of the program review. The liabilities and letter of credit requirements are based on the program review report's finding that APUS's policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that APUS consequently failed to calculate and return federal student financial aid to the Department of Education as a result of these unofficial withdrawals. The FPRD stated that APUS's total monetary liability, including interest, is $1,040,851. Notwithstanding that the Company disagrees with the Department's position, after considering the time, effort, expense and other factors involved in a full appeal, the Company determined to pay $909,091. After paying that amount, APUS timely appealed the remaining amount because APUS discovered discrepancies in the Department of Education's records as compared to its records for certain students at issue in the FPRD. In addition, the Company accrued  $56,000 at June 30, 2012 for interest expense related to the FPRD. By letter dated July 24, 2012, the Department of Education withdrew the FPRD without prejudice and indicated its intent to reissue a revised FPRD at a later date.  The Company expects that the FPRD, when reissued, will be for at least the $909,091 previously paid. The amount of the monetary liability, excluding interest, is included in accounts receivables at June 30, 2012.  However, because we cannot be assured that we will be able to collect the full amounts from these former students, we have established a partial reserve against these receivables.  We will continue to monitor the collection history and the reserve established.

By letter, dated May 16, 2012, the Department of Education informed APUS that as a result of the FPRD, APUS must post an irrevocable letter of credit payable to the U.S. Secretary of Education in an amount equal to 25% of the total amount of unearned Title IV funds that APUS was required to return during the year ended December 31, 2010. The Department of Education has determined that the amount required for the letter of credit is $163,284.  APUS timely posted the required letter of credit.

More information on the Title IV programs is contained in Part I, Item 1 of our Annual Report on Form 10-K under the heading “Regulation of our Business – Regulation of Title IV Financial Aid Programs” and in Part I, Item 1A of our Annual Report on Form 10-K under the heading “Risks Related to the Regulation of our Industry.”

United States Armed Forces Tuition Assistance

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

The Department of Defense is required to submit a report on how to increase the efficiency of tuition assistance program funding to the Senate and House Armed Services Committees, including the impact of changing the program to require service members to pay 25% of their expenses.  The report was due June 20, 2012, but has not been published. In addition, in October 2011, the Department of Defense announced that while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package.  If tuition assistance payments are reduced, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their “Top-Up” benefits under the GI Bills, which allow service members to use a portion of their GI Bill benefits while still on active duty.  However, we do not know whether in the long-term service members would be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources would lead to service members deciding not to enroll or enrolling at a slower rate.

We are not able to estimate the effect of future expected changes to the tuition assistance programs, whether the services would impose other criteria in addition to the level of reimbursement, or the response that our competitors would take to reduced tuition assistance payments or the willingness of service members to use their “Top-Up” option available to them under their veterans benefits.

Certain of our students are eligible to receive funds from education assistance programs administered by the Department of Veterans Affairs, including under the GI Bills. Pursuant to federal law related to those programs, we are approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in Virginia and West Virginia.  On April 16, 2012, the Department of Veterans Affairs began an on-site program review of our programs.  The on-site review was concluded on April 20, 2012, and we have not yet received a formal report from the Department of Veterans Affairs.

Pending Legislation

On April 18, 2012, Senators Kay Hagan and Tom Harkin introduced new legislation in the United States Senate that would prohibit colleges and universities from using funds from Title IV programs, military tuition assistance, veterans education benefits programs, and other federal educational assistance funds to pay for marketing, advertising, and recruiting. The bill, the Protecting Financial Aid for Students and Taxpayers Act,  has been referred to the Senate Health, Education, Labor and Pensions Committee.  Were the bill to become law, it would significantly affect our ability to identify and attract prospective students. On June 14, 2012, the Senate Appropriations Committee reported a 2013 fiscal year appropriations bill that includes language from the Protecting Financial Aid for Students and Taxpayers Act.

In August 2011, President Obama signed the Budget Control Act of 2011, which provided for both an increase in the federal government's borrowing authority and reductions in spending.  The Budget Control Act of 2011 eliminated the in-school interest exemption for graduate student loans beginning July 1, 2012.  The cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact our enrollments.  Also, under the Budget Control Act of 2011, Congress must develop legislation to achieve further deficit reduction, and the outcome of this process is uncertain.  If Congress fails to achieve the required level of deficit reduction, automatic reductions in spending across-the-board (also known as “sequestration”) will begin in federal fiscal year 2013.  Although the Pell Grant program currently is exempt from the sequestration process, other federal programs and services that could impact our business could be included.  Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding cuts or otherwise, or materially impacts our eligibility or our students eligibility to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.

U.S. Department of Education Rulemaking

The Department of Education's gainful employment regulations require an annual assessment to determine whether each of an education institution's gainful employment programs meet at least one of the following metrics, collectively referred to as the “debt measures”: (1) a debt repayment rate of 35% or more, (2) a debt-to-earnings ratio of 12% or less, or (3) a debt-to-discretionary income ratio of 30% or less.  On June 21, 2012, the Department of Education released data to institutions showing the calculation of gainful employment metrics for each covered program based on 2011 data.  The Department of Education released this information to the public on June 26, 2012.  The released rates were for informational purposes only.  The informational metrics for 2011 were generally based on data reported for federal fiscal years 2007 and 2008.

On June 30, 2012, the U.S. District Court for the District of Columbia struck down the debt measures and certain related requirements; the court ruled one day before the debt measure regulations would have gone into effect.  See Ass'n of Private Colls. and Univs. v. Duncan, No. 11-1314, __ F.3d __, 2012 WL 2505237 (D.D.C. June 30, 2012). The court held that the Department of Education interpreted reasonably its statutory authority when it promulgated the gainful employment regulations but arbitrarily chose the debt repayment rate percentage.  The court's ruling did not affect the gainful employment regulations related to certain disclosures to prospective students, such as on-time graduation rates and tuition and fees.  ED has not announced whether it will appeal the decision, proceed with further rulemaking, or take other action.  ED could impose regulations in the future that will penalize us (including making us ineligible to receive Title IV funds) if our students fail to achieve certain debt repayment, debt-to-income, or debt-to-discretionary income ratios.

In Spring 2012, the Department of Education convened two negotiated rulemaking committees- one on teacher preparation and one on student loans- that each held a series of meetings to discuss proposed changes to applicable regulations. Negotiators reached consensus on proposed regulatory language on 25 student loan issues, which will result in two packages of proposed rules to be published for public comment before final promulgation. Proposed rules relating to various loan repayment issues are expected by November 1, 2012, to be effective in July 2013. .  The Department of Education issued a notice of proposed rulemaking on July 17, 2012 addressing discharges of loans for borrowers who suffer from total and permanent disability. Proposed rules relating to other loan issues are expected by January 2013, to be effective in July 2014. Negotiators failed to reach consensus on proposed regulations related to teacher preparation programs and the awarding of TEACH Grants. The committee disagreed about how, if at all, students' test scores should be used to judge the effectiveness of their teacher's  preparation program. Such so-called “value added scores” were promoted by the Department of Education during the negotiations as one way to determine which institutions should be eligible to award TEACH Grants to students in their teacher preparation programs. As the negotiators failed to reach consensus, the Department of Education is now responsible for drafting proposed regulations, to be released at a future date.

On April 25, 2012, the Department of Education announced that it would be publishing a notice regarding its intent to establish a negotiated rulemaking committee to prepare proposed regulations for the Title IV programs.  The announcement states that the Department of Education intends to develop proposed regulations designed to prevent fraud and otherwise ensure proper use of Title IV program funds, and to improve and streamline the campus-based Title IV programs.  The announcement states that the Department of Education is considering regulatory changes related to the disbursement of Title IV program funds, particularly electronic funds transfers made directly to a student's bank account and available to the student via debit or another bank-provided card.  The Department of Education held two public hearings in May 2012. Negotiations are expected to begin in 2012.

Executive Order 13607: Principles of Excellence

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

The Department of Veterans Affairs requested that each education institution state, by electronic mail sent by August 1, 2012, its intent to comply with the Principles.  We notified the Department of Veterans Affairs that APUS intends to make a good faith effort to comply with Executive Order 13607, subject to clarifying guidance and interpretation by the Departments of Defense, Education, and Veteran Affairs and/or the Consumer Financial Protection Bureau.  On July 13, 2012, the Department of Education issued guidance on each Principle's meaning.  The Secretaries of Defense and Veterans Affairs, in consultation with the Secretary of Education and the Director of the Consumer Financial Protection Bureau, must submit a plan to strengthen enforcement and compliance related to the Principles before the end of July 2012. We do not know what further actions the Departments of Defense, Veterans Affairs, and Education will take to implement the Principles and whether those actions will have an adverse effect on our business or results of operations.

U.S. Senate HELP Committee

On August 5, 2010, we were among 30 for-profit schools to receive a letter from Senator Tom Harkin, Chairman of the Senate Health, Education, Labor and Pensions Committee, requesting documents as part of a review of matters related to for-profit post-secondary education institutions whose students receive federal student financial aid.  The document request sought information on, for example, loan default rates; institutional spending; program costs; student outcomes, such as completion and placement rates; and recruiting practices, such as use of third-party lead generators.  The HELP Committee issued a final report on July 30, 2012 summarizing the results of its investigations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At June 30, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of June 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

During the six month period ending June 30, 2012, the Company repurchased 240,459 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that MayYet Be Purchased Under the Plans or Programs (1)(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2012 – January 31, 2012	—	—	—	87,033
February 1, 2012 – February 29, 2012	—	—	—	87,033
March 1, 2012 – March 31, 2012	87,033	$39.02	87,033	—
April 1, 2012 – April 30, 2012	—	$—	87,033	—	$—
May 14, 2012	—	$—	87,033	—	$20,000,000
May 1, 2012 – May 31, 2012	40,000	$28.70	127,033	—	18,851,824
June 1, 2012 – June 30, 2012	113,426	$29.42	240,459	—	15,515,168
Total	240,459	$32.78	240,459	—	$15,515,168

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

(2)
On May 14, 2012, the Company's Board of Directors authorized a program to repurchase up to $20 million of shares of the Company's common stock. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made in open market transactions or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.

(3)
During the three months ended June 30, 2012, the Company was deemed to have repurchased 10,697 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	August 7, 2012
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	August 7, 2012
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)