Form 10-Q
period 2012-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2012-11-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

 The total number of shares of common stock outstanding as of November 6, 2012 was 18,064,336.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30, 2012	As of December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,561	$119,006
Accounts receivable, net of allowance of $11,913 in 2012 and $4,996 in 2011	19,860	9,499
Prepaid expenses	3,997	4,961
Income tax receivable	3,367	1,603
Deferred income taxes	7,103	3,653
Total current assets	135,888	138,722
Property and equipment, net	79,479	58,759
Note receivable	6,000	-
Investment	6,750	-
Other assets, net	1,008	1,410
Total assets	$229,125	$198,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,012	$16,318
Accrued liabilities	16,202	14,486
Income taxes payable	-	-
Deferred revenue and student deposits	28,618	25,884
Total current liabilities	63,832	56,688
Deferred income taxes	9,663	8,370
Total liabilities	73,495	65,058

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	-	-
Common stock, $.01 par value; Authorized shares - 100,000; 18,064 issued and outstanding in 2012; 17,844 issued and outstanding in 2011	181	178
Additional paid-in capital	152,370	147,053
Less cost of 410 shares of repurchased stock in 2012	(12,672)	-
Retained earnings (accumulated deficit)	15,751	(13,398)
Total stockholders’ equity	155,630	133,833
Total liabilities and stockholders' equity	$229,125	$198,891

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues	$77,122	$65,251	$227,516	$184,710
Costs and expenses:
Instructional costs and services	26,436	23,948	80,538	69,064
Selling and promotional	14,430	11,705	43,276	32,310
General and administrative	15,978	12,160	48,191	33,581
Depreciation and amortization	2,760	2,404	8,131	6,739
Total costs and expenses	59,604	50,217	180,136	141,694

Income from operations before Interest income and income taxes	17,518	15,034	47,380	43,016
Interest income, net	30	35	17	87
Income before income taxes	17,548	15,069	47,397	43,103
Income tax expense	6,724	4,130	18,249	15,331
Net income	$10,824	$10,939	$29,148	$27,772
Net Income per common share:
Basic	$0.61	$0.61	$1.64	$1.55
Diluted	$0.60	$0.60	$1.61	$1.52
Weighted average number of common shares:
Basic	17,706,088	17,843,069	17,823,508	17,887,624
Diluted	17,950,524	18,253,426	18,103,996	18,321,204

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating activities
Net income	$29,148	$27,772
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	6,917	2,203
Depreciation and amortization	8,131	6,739
Stock-based compensation	2,870	2,420
Stock issued for director compensation	87	110
Deferred income taxes	(2,157)	26
Changes in operating assets and liabilities:
Accounts receivable	(17,278)	(1,096)
Prepaid expenses and other assets	1,398	(724)
Income tax receivable	(1,764)	(2,334)
Accounts payable	2,694	1,458
Accrued liabilities	1,716	2,625
Income Taxes Payable	-	-
Deferred revenue and student deposits	2,734	8,301
Net cash provided by operating activities	34,496	47,500
Investing activities
Capital expenditures	(28,510)	(13,774)
Minority investment	(6,750)	-
Note receivable	(6,000)	-
Capitalized program development costs and other assets	(372)	(220)
Net cash used in investing activities	(41,632)	(13,994)
Financing activities
Cash paid for repurchase of common stock	(13,128)	(9,746)
Cash received from issuance of common stock	934	910
Excess tax benefit from stock based compensation	1,885	1,284
Net cash used in financing activities	(10,309)	(7,552)
Net increase in cash and cash equivalents	(17,445)	25,954
Cash and cash equivalents at beginning of period	119,006	81,352
Cash and cash equivalents at end of period	$101,561	$107,306
Supplemental disclosure of cash flow information
Income taxes paid	$20,283	$16,383

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

Investment

On September 30, 2012, the Company made a $6.8 million or approximately 19.9% investment in preferred stock of NWHW Holdings, Inc., which in turn acquired  New Horizons Worldwide, Inc.("New Horizons").  New Horizons is a global IT training company operating approximately 260 locations around the world through franchise arrangements in 41 states and 63 countries.  In connection with the investment, APEI is entitled to certain rights, including right to representation on the Board of Directors of NWHW Holdings. The Company recorded the investment  at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Note Receivable

In connection with the Company's minority investment in NWHW Holdings, Inc., the Company extended $6.0 million in credit to New Horizons in exchange for a subordinated note. The note matures on September 28, 2018 with monthly interest payments of 5.0% per annum during the first five years of the note and interest payments of 6.0% per annum in the sixth year.

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

Concentration

Approximately 37% and 39% of the Company’s revenues for the three and nine month periods ended September 30, 2012 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense compared to approximately 39% and 43% of the Company’s revenues for the three and nine months ended September 30, 2011, respectively. Approximately 37% and 35% of the Company’s revenues for the three and nine months ended September 30, 2012, respectively, were from students using financial aid under the Title IV programs compared to 39% and 34%, respectively,  for the three and nine months ended September 30, 2011, respectively. A reduction in either of these programs or the change in maximum benefits allowed to students could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options and restricted stock are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 439,647 and 265,495 anti-dilutive stock options or restricted stock excluded from the calculation for the three and nine months ended September 30, 2012. There were no  anti-dilutive stock options or restricted stock excluded from the calculation for the three and nine months ended September 30, 2011, respectively.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2008-2011 remain open to examination.

5. Stock Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under its 2007 Omnibus Incentive Plan. The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2002 Stock Plan or the 2007 Omnibus Incentive Plan that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares.  As of September 30, 2012, there were 910,966 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Omnibus Incentive Plan and 96,139 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

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

	September 30, 2012	September 30, 2011
Expected volatility	-	39.04%
Expected dividends	-	-
Expected term, in years	-	4.5
Risk-free interest rate	-	2.01%
Weighted-average fair value of options granted during the year	$-	$13.22

Options granted through September 30, 2012 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2011	1,067,511	$21.22
Options granted	-	$-
Awards exercised	(188,818)	$4.95
Awards forfeited	(7,381)	$34.28
Outstanding, September 30, 2012	871,312	$24.63	3.79	$10,536

Exercisable, September 30, 2012	693,563	$21.56	3.48	$10,441

The following table summarizes information regarding stock option exercises (unaudited):

	September 30, 2012	September 30, 2011
	(In thousands)
Proceeds from stock options exercised	$934	$910
Intrinsic value of stock options exercised	$6,204	$4,574
Tax benefit from exercises	$2,122	$1,786

The table below summarizes the restricted stock activity for the nine months ended September 30, 2012 (unaudited):

	Number of Shares	Weighted Average Grant Price at Fair Value
Non-vested, December 31, 2011	79,075	$37.44
Shares granted	97,240	$40.09
Vested shares	(38,821)	$37.80
Shares forfeited	(1,701)	$39.66
Non-vested, September 30, 2012	135,793	$39.21

Stock based compensation cost charged against income during the nine month period ended September 30, 2012 and September 30, 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Instructional costs and services	$213	$214	$669	$682
Marketing and promotional	96	79	288	244
General and administrative	631	519	1,913	1,494
Stock-based compensation expense in operating income	940	812	2,870	2,420
Tax benefit	(372)	(321)	(1,136)	(949)
Stock-based compensation expense, net of tax	$568	$491	$1,734	$1,471

As of  September 30, 2012, there was $5.0 million of total unrecognized compensation cost, representing $1.2 million of unrecognized compensation cost associated with share-based compensation arrangements, and $3.8 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 0.9 years.

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

Summary

Adjusted net course registrations increased 17% and 20% for the three-and-nine month periods ended September 30, 2012 over the three and nine month periods ended September 30, 2011.  For the three and nine month periods ended  September 30, 2012, our revenue increased from $65.3 million to $77.1 million, or by 18%, and from $184.7 million to $227.5 million, or by 23%,  over the comparable prior year periods.   Operating margins decreased to 22.7%  from 23.1% and to 20.8% from 23.3% for the three-month and nine-month periods ended September 30, 2012 compared to prior year periods.  Our margins were negatively affected in the three-month and nine-month periods ended June 30, 2012 for the reasons discussed in the Results of Operations section below, including because of increases in bad debt expense, financial aid processing, technology spending and civilian marketing expenses.

Our results of operations normally fluctuate as a result of variations in our business, principally due to the level of our selling and promotional expenses and changes in enrollment, and we expect that going forward we will continue to see seasonal fluctuation in new enrollments due to our increasing civilian population.   We believe that the long term health of our business is best served by continuing to focus on marketing and promotional activities intended to expand awareness of our brand and increase net registrations from the civilian market.  We are also pursuing projects designed to improve operational efficiencies and further improvements in the student experience. For example, we are pursuing Title IV processing automations and anticipate future operational efficiencies from our ePress initiative, which is designed to combat inflation in the prices of textbooks by switching to internally developed electronic textbooks.  We anticipate that the ePress initiative will reduce operating expenses by up to approximately $4 million in the second half of 2012 and up to approximately $8 million in 2013.  These projects, combined with what we expect will be lower bad debt expense in 2013 and the technology fee of $50 per course that we announced on July 26, 2012, which we estimate will apply to approximately 39% of our net course registrations, could lead to margin improvements in 2013.

As we  previously disclosed, we have been the target of fraudulent activity by individuals and groups with respect to student enrollment and the Title IV programs, and given our continued growth and status as an online education provider and our relatively low tuition, we believe that we will continue to be subject to such activities.  While we maintain systems and processes to attempt to identify and prevent fraudulent applications for enrollment and Title IV aid, we cannot be certain that our systems and processes will be adequate in the face of increasing and increasingly sophisticated fraud schemes or that we will be able to expand such systems and processes at a pace consistent with our growth.  Furthermore, as we previously disclosed, in addition to those who enroll or attempt to enroll solely to obtain Title IV funds, some students who might not otherwise pursue a degree or certificate are attracted to enroll because of the availability of Title IV funds and economic hardships resulting from today's economic climate.  We believe these students may be more likely than other students to cease pursuing a degree or certificate due to other factors, such as becoming employed or not having the level of commitment necessary to complete successfully the required coursework.  Partially as a result of these factors, the growth in our enrollments has in the past, and may in the future, reflect some students who will not persist as students.  While we are not able to estimate the number of students who fall into these categories, and we are not able to estimate the impact on our enrollments over time, we believe that we had a higher number than usual of these students in 2011, beginning in June of that year.  We believe that the measures that we have taken have had an effect, principally since the beginning of 2012, on decreasing the number of students who fall into these categories.  We cannot be certain, however, that the measures that we have taken will continue to be effective, that any changes in enrollment patterns are as a result of those actions or that those measures will not have the effect of discouraging students who do not fall into these categories.  For example, we implemented an additional fraud prevention measure in late March 2012 that we modified in the beginning of May because we believe that it was discouraging students who do not fall into these categories from enrolling.

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

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	34.2	36.7	35.4	37.4
Selling and promotional	18.7	17.9	19.0	17.5
General and administrative	20.8	18.6	21.2	18.2
Depreciation and amortization	3.6	3.7	3.6	3.6

Total costs and expenses	77.3	76.9	79.2	76.7

Income from operations before interest income and income taxes	22.7	23.1	20.8	23.3
Interest income, net	-%	0.1	-	-

Income before income taxes	22.7	23.2	20.8	23.3
Income tax expense	8.7	6.3	8.0	8.3

Net income	14.0%	16.9%	12.8%	15.0%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Our revenues for the three months ended September 30, 2012 were $77.1 million, an increase of $11.8 million, or 18%, compared to $65.3 million for the three months ended September 30, 2011. The increase was primarily a result of an increase in the number of net course registrations from civilian students, as well as an increase in the number of net course registrations from military students.

Costs and expenses.  Costs and expenses for the three months ended September 30, 2012 were $59.6 million, an increase of $9.4 million, or 19%, compared to $50.2 million for the three months ended September 30, 2011.  Costs and expenses as a percentage of revenues increased to 77.3% for the three months ended September 30, 2012 from 76.9% for the three months ended September 30, 2011.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2012 were $26.4 million, representing an increase of 10% from $23.9 million for the three months ended September 30, 2011.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 34.2% for the three months ended September 30, 2012, compared to 36.7% for the three months ended September 30, 2011.  This decrease was related to lower textbook costs as a result of our ePress initiative and to efficiencies resulting from process improvements in our student support services.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2012 were $14.4 million, representing an increase of 23% from $11.7 million for the three months ended September 30, 2011.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 18.7% for the three months ended September 30, 2012 from 17.9% for the three months ended September 30, 2011.  This increase as a percent of revenue is a result of increased civilian marketing expense to build greater awareness of the APU brand.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2012 were $16.0 million representing an increase of 31% from $12.2 million for the three months ended September 30, 2011.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology required to support the increase in civilian students and regulatory changes.  In addition, bad debt expense increased as a percentage of revenue from 1.7% for the three months ended September 30, 2011 to 4.4% for the three months period ended September 30, 2012, a change also attributable to our increase in civilian students. We believe that during the nine month period ended December 31, 2011, we experienced a significant increase in students who enrolled solely for the purpose of obtaining Title IV funds. Because these students typically did not succeed academically, a portion of their funds needed to be returned to the Federal Government resulting in an increase in accounts receivable that is unlikely to be collected and a corresponding increase in our allowance for doubtful accounts. In the most recent quarter ended September 30, 2012, we saw a modest improvement in bad debt that we believe is related to procedures that were implemented to reduce the number of students who were enrolled solely for the purpose of obtaining Title IV funds. General and administrative expenses as a percentage of revenues increased to 20.8% for the three months ended September 30, 2012 from 18.6% for the three months ended September 30, 2011.  This increase was primarily due to financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

Depreciation and amortization. Depreciation and amortization expenses were $2.8 million for the three months ended September 30, 2012, compared with $2.4 million for the three months ended September 30, 2011.  This represents an increase of 17%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the three months ended September 30, 2012 were $940,000 in the aggregate, representing an increase of 16% from $812,000 for the three months ended September 30, 2011.  The increase in stock-based compensation for the three months ended September 30, 2012 is primarily attributable to new restricted stock grants issued in the first quarter of 2012.

Income tax expense. We recognized income tax expense for the three months ended September 30, 2012 and September 30, 2011 of $6.7 million and $4.1 million, respectively, or effective tax rates of 38.3% and 27.4%, respectively. The increase in our effective tax rate in the three months ended September 30, 2012 is primarily due to the state tax study that was completed and research and development credits that were taken during the third quarter of 2011, resulting in a tax savings of $498,000 related to research and development tax credits and a $1.4 million state income tax savings related to the state tax study,

Net income. Our net income was $10.8 million for the three months ended September 30, 2012, compared to net income of $11.0 million for the three months ended September 30, 2011, a decrease  of $200,000, or 2%.  This decrease was related to the factors discussed above, particularly the income tax savings taken in the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues. Our revenues for the nine months ended September 30, 2012 were $227.5 million, an increase of  $42.8 million, or 23%, compared to $184.7 million for the nine months ended September 30, 2011. The increase was primarily a result of an increase in the number of net course registrations from civilian students, as well as an increase in the number of net course registrations from military students.

Costs and Expenses.  Costs and expenses for the nine months ended September 30, 2012 were $180.1 million, an increase of $38.4 million, or 27%, compared to $141.7 million for the nine months ended September 30, 2011.  Costs and expenses as a percentage of revenues increased to 79.2% for the nine months ended September 30, 2012 from 76.7% for the nine months ended September 30, 2011.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2012 were $80.5 million, representing an increase of 16% from $69.1 million for the nine months ended September 30, 2011.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 35.4% for the nine months ended September 30, 2012, compared to 37.4% for the nine months ended September 30, 2011. This decrease was related to lower textbook costs as a result of our ePress initiative and to efficiencies resulting from process improvements in our student support services.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2012 were $43.3 million, representing an increase of 34% from $32.3 million for the nine months ended September 30, 2011.  This increase was primarily due to an increase in civilian outreach, online advertising and media advertising expenses.  Selling and promotional expenses as a percentage of revenues increased to 19.0% for the nine months ended September 30, 2012 from 17.5% for the nine months ended September 30, 2011.  This increase as a percent of revenue is a result of increased civilian marketing spend to build greater awareness of the APU brand.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2012 were $48.2 million representing an increase of 43% from $33.6 million for the nine months ended September 30, 2011.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology required to support the increase in civilian students and regulatory changes.  In addition, bad debt expense increased as a percentage of revenue from 1.4% for the nine months ended September 30, 2011 to 4.7% for the nine months ended September 30, 2012, a change also attributable to our increase in civilian students. We believe that during the nine month period ended December 31, 2011, we experienced a significant increase in students who enrolled solely for the purpose of obtaining Title IV funds. Because these students typically did not succeed academically, a portion of their funds needed to be returned to the Federal Government resulting in an increase in accounts receivable that is unlikely to be collected and a corresponding increase in our allowance for doubtful accounts. General and administrative expenses as a percentage of revenues increased to 21.2% for the nine months ended September 30, 2012 from 18.2% for the nine months ended September 30, 2011.  This increase was primarily due to financial aid processing, bad debt expense and technology spending increases to manage the increase in civilian students and regulatory changes.

Depreciation and amortization. Depreciation and amortization expenses were $8.1 million for the nine months ended September 30, 2012, compared with $6.7 million for the nine months ended September 30, 2011.  This represents an increase of 21%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense for the nine months ended September 30, 2012 were $2.9 million in the aggregate, representing an increase of 19% from $2.4 million for the nine months ended September 30, 2011.  The increase in stock-based compensation for the nine months ended September 30, 2012 is primarily attributable to new restricted stock grants issued in the first quarter of 2012.

Income tax expense. We recognized income tax expense for the nine months ended September 30, 2012 and September 30, 2011 of $18.2 million and $15.3 million, respectively, or effective tax rates of 38.5% and 35.6%, respectively. The increase in our effective tax rate in 2012  is primarily due to the state tax study that was completed and research and development credits that were taken during the third quarter of 2011, resulting in a tax savings of $498,000 related to research and development tax credits and a $1.4 million state income tax savings related to the state tax study.

Net income. Our net income was $29.2 million for the nine months ended September 30, 2012, compared to net income of $27.8 million for the nine months ended September 30, 2011, an increase of $1.4 million, or 5%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company financed operating activities, capital expenditures, repurchases of our common stock and an investment and note receivable in NWHW Holdings, Inc. during the nine months ended September 30, 2012 and 2011, primarily through cash provided by operating income and proceeds received from the exercise of stock options.  Cash and cash equivalents were $101.6 million and $107.3 million at September 30, 2012 and September 30, 2011, respectively, representing a decrease of $5.7 million, or 5.3%.

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

Operating Activities

Net cash provided by operating activities was $34.5 million and $47.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Accounts Receivable increased by $11.1 million as of September 30, 2012 over June 30, 2012 due to a timing difference in collections of receivables due from the Air Force and Army. Prior to June 30,2012, APUS billed Air Force bases separately each month for tuition assistance payments due for active duty Air Force students. Those receivables were historically collected within thirty days. During the quarter ended September 30,2012, the Air Force centralized its payment centers into three locations. As a result of the new process, invoice approvals and payments were delayed, resulting in $4.2 million in August billings and $4.0 million in September billings not being collected from the Air Force until the fourth quarter of 2012. Similarly, a billing from the Army in the amount of $3.6 million from August was not collected until October 2012. These delays until October 2012 in collecting $11.8 million of receivables are believed to be an isolated timing difference that had no significant impact on the cash flow or operations of the Company.

Investing Activities

Net cash used in investing activities was $41.6 million and $14.0 million for the nine months ended September 30, 2012 and 2011, respectively.  Capital expenditures were related to our continued investment in systems and new construction projects due to our ongoing evaluation of space needs. Construction continued on a new 106,000 square foot financial center in Charles Town, West Virginia that was completed in  October 2012 and for which we invested $13.9 million in the nine months ended September 30, 2012.  In addition, the Company made a minority investment in NWHW Holdings, Inc. for $6.8 million and extended $6.0 million in credit to New Horizons Worldwide, Inc. in exchange for a subordinate note.

Financing Activities

Net cash used in financing activities was $10.3 million and $7.6 million for the nine months ended September 30, 2012 and 2011, respectively. Cash used in financing activities was from the repurchase of our common and restricted stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock based compensation.

Employees are provided the option to forfeit to the Company shares equivalent to the minimum statutory tax withholding required to be paid when  restricted stock vests. During the nine months ended September 30, 2012, the Company accepted for forfeiture of 10,697 shares for $456,000 under this arrangement.

The Board of Directors has authorized a repurchase program to repurchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans after January 1, 2012. The Company completed its expected repurchases for 2012 on March 20, 2012, repurchasing a total of 87,033 shares of the Company’s common stock for $3.4 million.

On May 14, 2012,  the Board of Directors authorized a program to repurchase up to $20 million of shares of the Company's common stock. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made in open market transactions or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. As of September 30, 2012 the Company had repurchased 322,603 shares under this repurchase program for an aggregate amount of $9.3 million.

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

APUS received the program review report in April 2011.  The report included three findings, two of which involved individual student-specific errors.  The third finding was that APUS's policies failed to treat certain students as having unofficially withdrawn from the institution and that the University consequently failed to calculate and return federal student financial aid that APUS was required to return to the Department of Education as the result of these unofficial withdrawals.  The Department's position is that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period.  We disagree with this interpretation of Department of Education regulations, and APUS filed a response to the Department of Education in June 2011 and responded to follow-up requests from the Department of Education.

On May 14, 2012 the Department of Education issued a Final Program Review Determination ("FPRD"). The FPRD (1) identified liabilities resulting from the program review report findings, (2) provided instructions for payment of the liabilities to the Department of Education, (3) notified APUS of its right to appeal, and (4) notified APUS that under Department of Education regulations, APUS is required to post an irrevocable letter of credit payable to the U.S. Secretary of Education due to the number of unpaid and late refunds identified as part of the program review. The liabilities and letter of credit requirements are based on the program review report's finding that APUS's policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that APUS consequently failed to calculate and return federal student financial aid to the Department of Education as a result of these unofficial withdrawals. The FPRD stated that APUS's total monetary liability, including interest, is $1,040,851. Notwithstanding that the Company disagrees with the Department's position, after considering the time, effort, expense and other factors involved in a full appeal, the Company determined to pay the liability. After paying that amount, APUS timely appealed the remaining amount because APUS discovered discrepancies in the Department of Education's records as compared to its records for certain students at issue in the FPRD. In addition, the Company accrued $56,000 at June 30, 2012 for interest expense related to the FPRD.  By letter dated July 24, 2012, the Department of Education withdrew the FPRD without prejudice and indicated its intent to reissue a revised FPRD at a later date.  APUS subsequently received a revised FPRD Letter dated August 8, 2012.  The August 8 FPRD Letter was substantially similar to the May 14 FPRD Letter but it provided for a reduced liability amount.  The total liability amount in the May 14 FPRD Letter was $1,040,851; the total liability amount in the August 8 FPRD Letter was $1,033,403.  By the time of the August 8 FPRD Letter, APUS had already paid $909,095 based on the May 14 FPRD.  APUS determined that it would not appeal the August 8 FPRD Letter, and in a courtesy letter to Department of Education it undertook to pay the remaining amount due as specified in the FPRD.  Because we cannot be assured that we will be able to collect the full amounts from the relevant former students, we have established a partial reserve against these receivables.  We will continue to monitor the collection history and the reserve established.  In response to the FPRD, we have also posted an irrevocable letter of credit in favor of the Department of Education in the amount of $163,284.

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

The Department of Defense is required to submit a report to the Senate and House Armed Services Committees on how to increase the efficiency of tuition assistance program funding, including the impact of changing the program to require service members to pay 25% of their expenses.  The report was  has not yet been published. In addition, in October 2011, the Department of Defense announced that while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package.  If tuition assistance payments are reduced, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their “Top-Up” benefits under the GI Bills, which allow service members to use a portion of their GI Bill benefits while still on active duty.  However, we do not know whether in the long-term service members would be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources would lead to service members deciding not to enroll or enrolling at a slower rate.

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

On June 30, 2012, the U.S. District Court for the District of Columbia struck down the debt measures and certain related requirements; the court ruled one day before the debt measure regulations would have gone into effect.  See Ass'n of Private Colls. and Univs. v. Duncan, No. 11-1314, __ F.Supp.2d __, 2012 WL 2505237 (D.D.C. June 30, 2012). The court held that the Department of Education interpreted reasonably its statutory authority when it promulgated the gainful employment regulations but arbitrarily chose the debt repayment rate percentage.  The court's ruling did not affect the gainful employment regulations related to certain disclosures to prospective students, such as on-time graduation rates and tuition and fees.  On July 6, 2012, the U.S. Department of Education issued an announcement acknowledging that the Court had vacated the debt measures that would have gone into effect on July 1, 2012. The announcement stated that institutions are not required to comply with related regulations addressing reporting requirements and adding new gainful employment programs. On July 30, 2012, Department of Education filed a motion with the U.S. District Court for the District of Columbia to alter or amend the judgment.  The Department of Education argued in its motion that even though it would not be permitted to sanction education institutions for failure to meet the debt measure thresholds, (i) education institutions should disclose information to the Department of Education that will allow the Department of Education to calculate the debt measures and (ii) education institutions should include the results of the debt measure calculations in their disclosures to prospective students.  On September 24, 2012, the U.S. District Court for the District of Columbia requested a supplemental briefing by the parties addressing, in brief, (i) the scope of the Department of Education's statutory authorization to maintain a database of information about student borrowers and (ii) the authority on which the Department of Education relied to argue that it could require education institutions to provide information to the Department of Education for purposes of calculating the debt measures and then require education institutions to disclose the results of those debt measure calculations.  The U.S. District Court for the District of Columbia is expected to render a decision about whether to alter or amend its June 30, 2012 decision after the final supplemental briefs are filed in November 2012.  The Department of Education  could impose regulations in the future that would penalize us (including making us ineligible to receive Title IV funds) if our students fail to achieve certain debt repayment, debt-to-income, or debt-to-discretionary income ratios.

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

On July 12, 2011, however, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the Department of Education's state authorization regulation that requires online education providers to obtain any required authorizations from all states in which their students reside, finding that the Department of Education had failed to provide sufficient notice and opportunity for comment on the requirement.  On June 5, 2012, the U.S. Court of Appeals for the District of Columbia affirmed the district court's July 12, 2011 ruling.  On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. The Department of Education has not announced its next steps, but it may engage in the future in a negotiated rulemaking to address distance education and state authorization. Should the federal distance education requirements published in October 2010 be enforced in the future, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students in that state.

In Spring 2012, the Department of Education convened two negotiated rulemaking committees- one on teacher preparation and one on student loans- that each held a series of meetings to discuss proposed changes to applicable regulations. Negotiators reached consensus on proposed regulatory language on 25 student loan issues, which will result in two packages of proposed rules to be published for public comment before final promulgation. Proposed rules relating to various loan repayment issues were issued November 1, 2012, to be effective in July 2013. The Department of Education issued a notice of proposed rulemaking on July 17, 2012 addressing discharges of loans for borrowers who suffer from total and permanent disability. Proposed rules relating to other loan issues are expected by January 2013, to be effective in July 2014. Negotiators failed to reach consensus on proposed regulations related to teacher preparation programs and the awarding of TEACH Grants. The committee disagreed about how, if at all, students' test scores should be used to judge the effectiveness of their teacher's  preparation program. Such so-called “value added scores” were promoted by the Department of Education during the negotiations as one way to determine which institutions should be eligible to award TEACH Grants to students in their teacher preparation programs. As the negotiators failed to reach consensus, the Department of Education is now responsible for drafting proposed regulations, to be released at a future date.

On April 25, 2012, the Department of Education announced that it would be publishing a notice regarding its intent to establish a negotiated rulemaking committee to prepare proposed regulations for the Title IV programs.  The announcement states that the Department of Education intends to develop proposed regulations designed to prevent fraud and otherwise ensure proper use of Title IV program funds, and to improve and streamline the campus-based Title IV programs.  The announcement states that the Department of Education is considering regulatory changes related to the disbursement of Title IV program funds, particularly electronic funds transfers made directly to a student's bank account and available to the student via debit or another bank-provided card.  The Department of Education held two public hearings in May 2012. Negotiations were expected to begin in 2012 but now may not begin until 2013.

On September 17, 2012, the Department of Education updated waivers and modifications of provisions governing the Title IV programs for the benefit of individuals who are performing qualifying military service (or individuals who are affected by a disaster, war or other military operation or national emergency) under the authority of the Higher Education Relief Opportunities for Students Act of 2003 (“HEROES Act”).  The Department of Education acted to bring provisions into compliance with statutes and regulations enacted and promulgated after these provisions were originally published.

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

The Department of Veterans Affairs requested that each education institution state, by electronic mail sent by August 1, 2012, its intent to comply with the Principles.  We notified the Department of Veterans Affairs that APUS intends to make a good faith effort to comply with Executive Order 13607, subject to clarifying guidance and interpretation by the Departments of Defense, Education, and Veteran Affairs and/or the Consumer Financial Protection Bureau.  On July 13, 2012, the Department of Education issued guidance on each Principle's meaning.  The EO requires the Secretaries of Defense and Veterans Affairs, in consultation with the Secretary of Education and the Director of the Consumer Financial Protection Bureau, to submit a plan to strengthen enforcement and compliance related to the Principles before the end of July 2012. Such plan has not been published. We do not know what further actions the Departments of Defense, Veterans Affairs, and Education will take to implement the Principles and whether those actions will have an adverse effect on our business or results of operations.

U.S. Senate HELP Committee

On August 5, 2010, we were among 30 for-profit schools to receive a letter from Senator Tom Harkin, Chairman of the Senate Health, Education, Labor and Pensions Committee, requesting documents as part of a review of matters related to for-profit post-secondary education institutions whose students receive federal student financial aid.  The document request sought information on, for example, loan default rates; institutional spending; program costs; student outcomes, such as completion and placement rates; and recruiting practices, such as use of third-party lead generators.  The majority staff of the HELP Committee issued a final report on July 30, 2012 summarizing the results of its investigations.

Consumer Financial Protection Bureau

On October 18, 2012, the Consumer Financial Protection Bureau released a report entitled “The Next Front? Student Loan Servicing and the Cost to Our Men and Women in Uniform.”  The report details the challenges that some service members have encountered when utilizing private and federal student loans. We do not know what steps may be taken by Congress or federal agencies in response to this report, or the report of the majority staff of the HELP Committee, and whether such actions (if any) will have an adverse effect on our business or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At September 30, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of September 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

We do not have experience in making investments in other entities, and any such investments may not result in strategic benefits for us or could expose us to other risks.

We recently made an investment in NWHW Holdings that is intended to result in certain strategic benefits to the Company.  As part of our strategy of diversifying our student body, we will continue to evaluate opportunities to invest in other entities where we see a strategic benefit.  However, historically we have not made debt or equity investments in other entities, and investing in another entity requires expertise in evaluating another entity's business and identifying strategic benefits of a potential investment in such entity, among other expertise.  These types of investments involve significant challenges and risks including that the investment does not advance our business strategy, that it has an adverse effect on our results of operations, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management's attention is diverted from our core business.  These events could harm our operating results or financial condition.  Any investments in other entities may also subject us to the operating and financial risks of such entities, and we rely on the internal controls and financial reporting controls of such entities.

Investments in other entities in which we do not have sole control, such as our investment in NWHW Holdings, present additional risks.  In a minority investment, we would not have the ability to control the policies, management or affairs of the entity in which we would be investing. The interests of persons who control these entities may differ from our interests, and they may cause such entities to take actions that are not in our best interest, and we may become involved in disputes with such persons.  Our inability to control entities in which we may make investments could negatively affect our ability to realize the strategic benefits of a non-controlling investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the nine month period ending September 30, 2012, the Company repurchased 409,636 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that MayYet Be Purchased Under the Plans or Programs (1)(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2012 – January 31, 2012	—	—	—	87,033
February 1, 2012 – February 29, 2012	—	—	—	87,033
March 1, 2012 – March 31, 2012	87,033	$39.02	87,033	—
April 1, 2012 – April 30, 2012	—	$—	87,033	—	$—
May 14, 2012	—	$—	87,033	—	$20,000,000
May 1, 2012 – May 31, 2012	40,000	$28.70	127,033	—	18,851,824
June 1, 2012 – June 30, 2012	113,426	$29.42	240,459	—	15,515,168
July 1, 2012 - July 31, 2012	73,410	$28.69	313,869	—	13,409,230
August 1, 2012 - August 31, 2012	82,467	$27.23	396,336	—	11,163,298
September 1, 2012 - September 30, 2012	13,300	$32.98	409,636	—	10,724,643
Total	409,636	$30.93	409,636	—	$10,724,643

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

(3)
During the nine months ended September 30, 2012, the Company was deemed to have repurchased 10,697 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

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

AMERICAN PUBLIC EDUCATION, INC.

/s/ Dr. Wallace E. Boston	November 8, 2012
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	November 8, 2012
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)