Form 10-K
period 2012-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2013-02-28
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares of common stock outstanding as of February 25, 2013, was 17,802,678.

The aggregate market value of the registrant’s common stock held by nonaffiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $536 million. For purposes of this calculation, shares of common stock held by stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2012, the Registrant’s chief executive officer, the Registrant’s chief financial officer, and the Registrant’s directors were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2012 fiscal year) are incorporated by reference into Part III of this Report.

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

●	the pace of growth of our enrollment;

●	our conversion of prospective students to enrolled students and our retention of active students;

●	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;

●	our maintenance and expansion of our relationships with the United States Armed Forces and various organizations and the development of new relationships;

●	the competitive environment in which we operate;

●	our cash needs and expectations regarding cash flow from operations;

●	our ability to maintain and develop our technology infrastructure, and the ability of our proprietary systems to support a larger student body;

●	our ability to manage and grow our business and execution of our business and growth strategies; and

●	our financial performance generally.

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

PART I
ITEM 1. BUSINESS

Company Overview

American Public Education, Inc. is a provider of exclusively online postsecondary education with an emphasis on serving the needs of the military and public service communities. We operate through two universities: American Military University, or AMU, and American Public University, or APU. Together, AMU and APU constitute the American Public University System, or APUS. Our universities share a common faculty and curriculum, which includes 87 degree programs and 69 certificate programs in disciplines related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, nursing, and liberal arts. We currently serve approximately 127,000 students living in all 50 states and the District of Columbia in the United States, as well as in various international locations. Our university system is regionally accredited.

From 2010 to 2012, our total revenue increased from $198.2 million to $313.5 million, which represents a compound annual growth rate of 26%. Our net registrations increased 18% and 32% in 2012 and 2011, respectively, over the prior periods. We believe our growth is attributable to: (i) high student satisfaction and referral rates; (ii) regional accreditation; (iii) increasing acceptance of distance learning within our targeted markets; and (iv) the variety and affordability of our programs. As our revenue base grows, we expect our growth rate percentages to continue to decline. However, we expect actual dollar revenue growth to increase. Net income improved to $42.3 million in 2012 from $29.9 million in 2010.

Approximately 57% of our students serve in the United States military on active duty. The remainder of our students are generally civilians, many with careers in public service, such as federal, national, and local law-enforcement personnel or other first responders, or they are civilians who are military-affiliated professionals, such as veterans, reservists, or National Guard members. Our programs are generally designed to prepare individuals for productive contributions to their professions and society, as well as to potentially advance their current professions or prepare for their next career. Our online method of instruction is well-suited to our students, many of whom serve in positions requiring extended and irregular schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, and have limited financial resources. Our satisfied students have been a significant source of referrals for us, which we believe has led to lower marketing costs among certain of our student populations.

As of December 31, 2012, we had approximately 430 full-time and over 1,570 adjunct faculty. Nearly all of our faculty members have advanced degrees and many of them have leadership experience in their fields. Our adjunct faculty also includes professors who teach at leading national and state universities. We believe quality faculty members are attracted to us because of the high percentage of military and public service professionals in our student body who can immediately apply lessons learned in our classroom to their daily work. In addition, our faculty members are attracted to the flexible nature of teaching online and the numerous support services we provide to them. Our faculty is organized into several departments under the leadership of a Provost who reports to our President and is under the supervision of a nine-member Board of Trustees.

We have invested significant capital and resources in developing proprietary information systems and processes to support what we refer to as Partnership At a Distance™, or PAD. PAD is the patented approach to how we interact with our students. At its center is a dynamic information system enabling us to recognize that every student is unique and to provide individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking. By avoiding a one-size-fits-all approach, the system provides the flexibility to maintain a highly-engaged partnership with our learners based on their preferences.  PAD has allowed us to scale and improve the quality of our academic offerings and student support.

Our systems and processes also help us measure and manage the activities of our faculty, student support personnel, and prospective and active students, allowing us to continuously improve our academic quality, student support services, and marketing efficiency. We believe these proprietary systems and processes will support a much larger institution and provide us important competitive and cost advantages. However, we also believe that we need to continue to invest in our systems and new technologies in order to stay competitive and relevant to adult learners.

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

Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools (Higher Learning Commission). In July 2011, The Higher Learning Commission reaffirmed accreditation of APUS for online courses and programs without any other stipulations on its affiliation status.  Our next comprehensive evaluation is scheduled for the 2020-2021 academic year, with an interim progress report on development of university system-wide coordination and improvement of graduate studies due in July 2015.  In 2012, we received approval from The Higher Learning Commission to offer a new degree program in Electrical Engineering.

Since the founding of American Military University, we have gradually transitioned from a military focus to a broader focus on the military, public services, and civilian communities. We expect the percentage of our students that are not eligible for tuition assistance programs of the Department of Defense, or DoD, to continue to increase, particularly as a result of our eligibility to participate in Title IV programs. Furthermore, because our students who use the DoD tuition assistance programs generally take fewer courses at one time than our other students, they represent a smaller percentage of our net enrollment than they do of our total student body. In 2012, we announced plans that may expand our focus to include international students through a new investment in, and relationship with, New Horizons Worldwide, Inc., a global independent I.T. training company.

Market Overview

Within the postsecondary education market, we believe that there is significant opportunity for growth in online programs. We believe that increasing requirements for workers to have job mobility and critical skills, combined with the growing acceptance of online learning from employers and the flexibility associated with online learning, should attract more students, both traditional and adult, to distance learning.

There are more than 2.2 million active and reserve military professionals in the United States Armed Forces. Historically,  approximately 300,000 new service members are enlisted or commissioned to replace retiring and separating members each year. However, this number is likely to decrease if, as proposed, the military downsizes forces incrementally. We believe that the unpredictable and demanding work schedules of military personnel and their geographic distribution make online learning and asynchronous teaching particularly attractive to them. Military leaders and policies promote voluntary education programs as a means for service members to gain the knowledge and skills that will improve their military performance as well as prepare them for a career following their military service. Academic achievement can also result in increased rank and pay for service members. The United States Armed Forces recognize academic achievement through awarding promotion points for academic credits, specifying education level eligibility requirements for assignments, promotions, and service schools, and entering remarks on performance appraisals.

Active duty and reserve component military personnel are eligible for tuition assistance through the DoD’s Uniform Tuition Assistance Program. DoD policy allows for payment of 100% of a military student’s tuition costs, up to $250 per semester credit hour and a maximum benefit of $4,500 per fiscal year. Our undergraduate tuition per course is designed so that the tuition assistance paid by the service branches covers the cost of our courses for service members up to the annual maximum benefit. Eligible military students may also use their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, or the Post-9/11 GI Bill, as amended, to pay for tuition costs above the DoD limits through the GI Bills’ Top-Up feature, which is administered by the U.S. Department of Veterans Affairs. Most military veterans are eligible to use their GI Bill entitlements to continue their education after retirement or separation. The DoD  announced in October 2011 that, while it will maintain the current levels of tuition assistance in the near term, it plans to consider changes as part of a holistic review of the military compensation package. See “Regulation of Our Business— Nature of Federal, State and Private Financial Support for Postsecondary Education” below for more information on tuition assistance.

Over the last several years, a number of our competitors have expanded their outreach and marketing efforts to the active-duty and reserve component military and veteran population. We believe this is related to a growing desire among for-profit institutions to seek new sources of revenue outside of Title IV programs, which is driven by concerns with a compliance obligation under the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” which prohibits proprietary institutions from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). We believe that for-profit schools seek to attract military students in order to comply with the 90/10 Rule, as DoD tuition assistance and veterans education benefits currently do not count towards the 90% limit.  See “Regulation of Our Business—Regulation of Title IV Financial Aid Programs—The ‘90/10 Rule’” below for more information on the 90/10 Rule, including recent proposals to count DoD tuition assistance and veterans education benefits toward the 90% limit.

Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or full year. Our revenues and operating results normally fluctuate as a result of seasonal or other variations in our enrollments. Student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs and other reasons that we cannot always anticipate. While our number of enrolled students has grown in each sequential quarter over the past three years, the number of enrolled students has been proportionally greatest in the fourth quarter of each respective year. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns.

We believe that civilian students, including those in national security, homeland security, and public safety professions, represent a large market for online education.  As with their military counterparts, civilian working adult students have unique program requirements as well as unpredictable and demanding work schedules that often prevent them from attending traditional universities. In addition, we believe academic programs in fields such as nursing, education and liberal arts are also attractive programs to certain prospective students. We also believe that international students represent a large and growing market for quality online education, particularly at institutions with affordable tuition levels.

The growing acceptance of online education has led to an increasing number of traditional universities offering online programs.  While this increase represents growing competition for our institution, we also believe that it represents the opportunity to partner with and/or provide education hosting and other student services to universities, other institutions of higher learning, and to corporations.

Competitive Strengths

We believe that we have the following competitive strengths:

Online Higher Education  and a Diverse Array of Programs  — We have designed our courses and programs specifically for online delivery, and we recruit and train faculty exclusively for online instruction. Because our students are located around the globe, we focus our instruction on asynchronous, interactive instruction that provides students the flexibility to study and interact during the hours of the day or days of the week that suit their terms and schedules. APUS offers 87 degree programs in fields ranging from homeland security, space studies, and emergency and disaster management to liberal arts and education.

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

Affordable Tuition  — Our combined tuition, fees, and books are less for undergraduate and graduate students than the average in-state cost at a public university. Tuition was established at a competitive rate whereby DoD tuition assistance programs fully cover the cost of undergraduate course tuition and over 75% of the cost of graduate course tuition. We have not increased our undergraduate tuition rate of $250 per credit hour since 2000.

Effective Student Support Systems and Data Driven Decision-Making  — Through  PAD, students may access our admission, orientation, course registrations, tuition payments, book requests, grades, transcripts, degree progress, and various other services online 24/7. We also have created management tools based on the data from PAD that help us to improve continuously our academic quality, student support services, and marketing efficiency.

Growth Strategies

We believe our growth in student enrollment and revenue has consistently been driven by high student satisfaction and referral rates, and by increasing acceptance of distance learning within our targeted markets. Between 2010 and 2011, we grew our revenue 31% from $198.2 million to $260.4 million. Our revenues increased by 20% to $313.5 million for the year ended December 31, 2012. As our revenue base grows, we expect our growth rate percentages to continue to decline. To expand our business, we plan to employ the following strategies:

Continue Serving the Military Market  — We have focused on the needs of the military community since our founding. The combination of our online model, focused curriculum, and outreach to the military has enabled us to gain market share from more established schools, many of which are traditional brick and mortar schools that have served this market for longer periods.

Broaden Our Acceptance in the Public Service and Civilian Markets  — We design our curriculum to be relevant to federal, state, and local law enforcement, first responders, and other public service professionals.  We believe that the affordability, quality, and diversity of our academic program offerings, including our liberal arts degrees, are attractive options for civilian students.

Add New Degree Programs — Over the long term, we plan to expand our degree offerings to meet our students' needs and marketplace demands with a focus on new programs in fields exhibiting higher than average growth.  In addition, we are currently preparing our institution academically and culturally to potentially offer doctoral programs within the next few years.

Pursue and Expand Strategic Partnerships — We believe that articulation agreements and partnerships with institutions of higher learning, corporations, professional associations, and other organizations are important to our enrollment growth and to expanding access to higher education.

Provide Education Hosting and Support Services — We have recently begun to offer hosting and support services to traditional universities and other institutions of higher learning to support online offerings.  We believe the growth of online programs at traditional universities, combined with the attractiveness of our distance learning platform, represents an attractive business opportunity to provide such services to smaller universities as a low-cost, high-quality provider of online education.

Explore International Opportunities — We are developing partnerships and other initiatives aimed at expanding international access to our affordable online programs that will further increase the diversity of our student population, enhance the learning environment, and diversify our tuition funding sources.  In addition, we plan to pursue other relationships, partnerships, and business opportunities that may expand our international reach, including the development of new international relationships, corporate training programs, and non-degree certifications.

To assist us in achieving elements of our growth strategy or to further develop our business capabilities, we will continue to consider and may pursue strategic investments and acquisitions.  For example, on September 30, 2012, we made a $6.8 million or approximately 19.9% investment in preferred stock of NWHW Holdings, Inc., which in turn acquired New Horizons Worldwide, Inc., or New Horizons.  In connection with this investment in NWHW Holdings, Inc., we also extended $6.0 million in credit to New Horizons in exchange for a subordinated note.  New Horizons is a global IT training company operating over 300 locations around the world through franchise arrangements in 45 states and 70 countries.  In connection with the investment, we are entitled to certain rights, including right to representation on the board of directors of NWHW Holdings.  Future strategic investments or acquisitions could include investments in, partnerships or joint ventures with, or the acquisition of other schools, service providers or education technology related companies, among other types of entities.

Accreditation

American Public University System is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools (www.ncahlc.org).  The Higher Learning Commission accredits degree-granting institutions located in a 19-state region, including West Virginia, and is recognized by the U.S. Department of Education. The Higher Learning Commission initially granted us candidacy status in February 2004. We received accreditation from The Higher Learning Commission in May 2006. In July 2011, The Higher Learning Commission reaffirmed accreditation of  APUS for online courses and programs without any other stipulations on its affiliation status.  Our next comprehensive evaluation is scheduled for the 2020-2021 academic year, with an interim progress report on development of university system-wide coordination and improvement of graduate studies due in July 2015.  We were also accredited by the Accrediting Commission of the Distance Education and Training Council, or DETC, until April 30, 2012, when we voluntarily withdrew our accreditation. We have always identified The Higher Learning Commission as our primary accreditor for Title IV purposes. Therefore, our withdrawal of DETC accreditation did not affect our Title IV participation.

In addition to our university-wide accreditation with the Higher Learning Commission, our Associate of Arts in Business Administration, Bachelor of Business Administration, Bachelor of Arts in Marketing, and Master of Business Administration programs have a specialized accreditation from the Accreditation Council for Business Schools and Programs and our Bachelor of Science in Nursing has specialized accreditation from the Commission on Collegiate Nursing Education.  In addition, we have obtained professional recognition for our Emergency and Disaster Management program from the Foundation for Higher Education Accreditation, for our Management program from the Society of Human Resources, for our Sports and Health Sciences program from the American Sport Education Program, and for our Child and Family Development program from the National Council on Family Relations. Maintaining our specialized accreditations and professional recognitions and obtaining other specialized accreditations and professional recognitions will continue to become a more important part of our marketing and outreach efforts to prospective students.

Curriculum and Scheduling

We offer 156 degree and certificate programs. Academic terms begin on the first Monday of each month, with over 2,200 classes in over 1,000 unique courses in either eight- or sixteen-week formats. Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Programs	Number

Master of Arts	17
Master of Business Administration	1
Master of Education	3
Master of Public Administration	1
Master of Public Health	1
Master of Science	6
Bachelor of Arts	24
Bachelor of Business Administration	1
Bachelor of Science	12
Associate of Arts	13
Associate of Science	8
87
Certificates
Graduate	34
Undergraduate	35
TOTAL	156
At the graduate level, we offer degree programs in the following disciplines:

●	Masters of Arts in:

●	Criminal Justice

●	Emergency Management and Disaster Management

●	History

●	Homeland Security

●	Humanities

●	Intelligence Studies

●	International Relations and Conflict Resolution

●	Legal Studies

●	Management

●	Military History

●	Military Studies

●	National Security Studies

●	Political Science

●	Psychology

●	Reverse Logistics Management

●	Security Management

●	Transportation Management and Logistics

●	Master of Business Administration

●	Master of Education in:

●	Administration and Supervision

●	Guidance Counseling

●	Teaching

●	Master of Public Administration

●	Master of Public Health

●	Master of Science in:

●	Accounting

●	Environmental Policy and Management

●	Information Technology

●	Space Studies

●	Sports and Health Sciences

●	Sports Management

At the undergraduate level, we offer degree programs in the following disciplines:

●	Bachelor of Arts in:

●	Child and Family Development

●	Criminal Justice

●	Emergency and Disaster Management

●	English

●	General Studies

●	History

●	Homeland Security

●	Hospitality Management

●	Intelligence Studies

●	International Relations

●	Management

●	Marketing

●	Middle Eastern Studies

●	Military History

●	Military Management and Program Acquisition

●	Philosophy

●	Political Science

●	Psychology

●	Religion

●	Retail Management

●	Reverse Logistics Management

●	Security Management

●	Sociology

●	Transportation and Logistics Management

●	Bachelor of Business Administration

●	Bachelor of Science in:

●	Accounting

●	Criminal Justice

●	Environmental Studies

●	Fire Science Management

●	Information System Security

●	Information Technology

●	Information Technology Management

●	Legal Studies

●	Nursing

●	Public Health

●	Space Studies

●	Sports and Health Sciences

●	Associate of Arts in:

●	Business Administration

●	Communication

●	Counter-Terrorism Studies

●	Criminal Justice

●	Early Childhood Care and Education

●	General Studies

●	History

●	Hospitality

●	Management

●	Military History

●	Real Estate Studies

●	Retail Management

●	Weapons of Mass Destruction Preparedness

●	Associate of Science in:

●	Accounting

●	Computer Applications

●	Database Application Development

●	Explosive Ordnance Disposal

●	Fire Science

●	Paralegal Studies

●	Public Health

●	Web Publishing

Our certificate programs generally consist of a minimum of 18 semester hours of required courses focusing on a particular component of the broader degree program. Students may earn discrete certificates or earn certificates in combination with work toward a degree program.

Lead Generation and Student Recruitment

We have traditionally focused on a relationship-based marketing strategy striving to build long term, mutually beneficial relationships with organizations and individuals in the military and public service communities. Beginning in late 2010, we began to expand our efforts to attract civilian students by creating greater awareness of our APU brand. We believe that people in the military and public service communities tend to be tightly knit affinity groups, which greatly facilitates personal referrals from influential members as well as from current students and alumni to prospective students. Using this approach has enabled us to achieve student acquisition costs that we believe are substantially less than the industry average. We have also supplemented our relationship-based marketing with multi-faceted interactive marketing campaigns (organic search, pay-per-click and banner advertising, and participation in online social communities, among other methods) to help build brand awareness and drive inquiries, and beginning in 2011 and through 2012, we began utilizing a greater percentage of traditional media advertising. Our experience is that the students that these new forms of marketing attract do not perform as well as the students that our relationship based strategy has historically attracted. As we continue to grow, we will need to continue to focus on and improve the utilization of marketing channels that will support our growth by attracting a greater proportion of students that we believe will be successful in the long-term.

The changes to our marketing approach related to our expansion in non-military markets are the primary drivers of the increases in our student acquisition costs that we have experienced. As we continue to grow in size and diversity, our student acquisition costs may continue to increase and we may have a harder time attracting students that perform well over the long term.

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

Tuition, Books and Fees

We believe that our ability to provide affordable programs is one of our competitive strengths. We have maintained our undergraduate tuition costs to be lower than public, in-state rates on average and in line with DoD tuition ceilings. Undergraduate tuition is $250 per semester credit hour, or $750 per three-credit course. Since 2000, we have not raised undergraduate tuition rates per semester credit hour. If we were to implement a tuition increase, or if the DoD were to lower the amount of tuition assistance per semester credit hour, military students eligible for the U.S. Department of Veterans Affairs’ GI Bill may apply that entitlement to cover the difference through the Top-Up feature. A full 121-semester hour undergraduate degree may be earned for $30,250, plus applicable fees. Eligible undergraduate students receive their textbooks at no cost to them through our book grant program, which represents a potential average student savings over the course of a degree of approximately $4,800 when compared to four-year colleges according to The College Board Study, Annual Trends in College Pricing report from 2012.

Many students transfer in a significant amount of prior credit earned, which also reduces the cost and time of earning their degrees.

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

We do not charge an admission fee, nor do we charge fees for services such as registration, course drops, and similar events that trigger fees at many other institutions. In addition, as a fully-online institution of higher learning, there are no resident fees, such as for parking, food service, student union, and recreation. While we charge a fee for transfer credit evaluation for non-active duty military students and civilian students, unlike transfer credit fees at many institutions, the fee is a one-time, flat fee that does not increase as more credits are transferred. A technology fee of $50 per course was also implemented for course registrations beginning after September 1, 2012.  However, APUS provides a grant to cover the fee for active duty military, national guard and reserve personnel, and for anyone using DoD tuition assistance benefits. The grant also covers the fee for students using veterans education benefits.

In addition to military and veterans benefits, we offer a variety of federal and non-federal aid programs to assist students with their education costs. Net course registrations by students using federal student aid programs under Title IV constituted 36.2% of our net registrations in 2012, and we expect that the ability to participate in these programs is important to our growth. The following aid sources are available from military, federal, state, agency, and local organizations to help students meet their education goals:

Military and Veterans Student Aid

●	Training Funds

●	Tuition Assistance

●	Veterans Administration Benefits (Montgomery G.I. Bill or Post 9/11GI Bill)

Other Federal Student Aid, Including Title IV Programs

●	Federal Pell Grant

●	Federal Subsidized Stafford Loan

●	Federal Unsubsidized Stafford Loan

●	Federal PLUS Loan

●	Federal Graduate PLUS Loan

●	Teacher Education Assistance for College and Higher Education (TEACH) Grant

Non-Federal Student Aid

●	Employer Voucher

●	Private Loans

●	Undergraduate Book Grant

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

Enrollment and Student Body

Our active student body consists of approximately 127,000 students, most of whom hold full-time employment. Active students are defined as those who have completed a course in the past twelve months, or are currently enrolled or registered for an upcoming course. We disenroll students who fail to register for and complete at least one course in a calendar year, although they may later apply for re-admission and active status. Students on extended military deployments may apply for a program hold, which keeps them active until they return and are able to resume their studies.

Faculty

As of December 31, 2012, our faculty consists of approximately 2,000 members with relevant teaching and practitioner experience. Approximately 430 members were designated as full-time faculty, and more than 1,570 members were serving as adjunct faculty. A significant majority of our graduate faculty hold a doctorate in the relevant field, while virtually all undergraduate faculty have earned a graduate degree. Exceptions have been granted for a limited number of faculty that may not meet the degree standards, but evidence significant experience and achievement in the subject area that they teach.

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

Partnership At a Distance

We have established proprietary information systems and processes to support what we refer to as Partnership At a Distance™, or PAD. PAD is the patented approach to how we interact with our students. At its center is a dynamic information system enabling us to recognize that every student is unique and to provide individualized support at appropriate times from pre-enrollment through and beyond graduation-including student advising, administrative support, or community networking. By avoiding a one-size-fits-all approach, the system provides us with the flexibility to maintain a highly-engaged partnership with our learners based on their preferences.  PAD has allowed us to scale and improve the quality of our academic offerings and student support. We believe PAD enables us to cost-effectively manage and administer monthly starts that exceed 2,200 classes in over 1,000 unique courses and serve approximately 127,000 students taught by over 2,000 faculty members.

We obtained patent protection on PAD in February 2011.  American Public University System is pursuing patent protection on several innovations that enhance support student's academic achievement and streamline university operations.

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

In 2010, we chose the Sakai Collaboration and Learning Environment (“Sakai CLE”), an open-source Learning Management System, to replace Educator™, our prior Learning Management System as the foundational software for our online classroom.  As of 2010, more than 350 educational institutions around the world were reportedly using Sakai CLE to support teaching, learning, research, and collaboration. We completed the implementation of Sakai CLE in the fall of 2011. Shortly after the completion of the migration, we experienced periods of unplanned downtime in our online classroom during periods of peak utilization.  We believe that in mid-October 2011 we identified the cause of this downtime and took appropriate steps to mitigate the problem.   Since these changes were made, the Sakai CLE has been stable and available to students and faculty with peak utilization in excess of those seen in October, 2011.

Competition

There are more than 4,000 U.S. colleges and universities serving traditional college-age students and adult students. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. Within our primary military market, there are more than 1,000 institutions that serve military students and receive tuition assistance funds. Our primary competitors for military students are other institutions offering online bachelor's and master's degrees and traditional colleges and universities located near military installations. We believe that for-profit schools may increasingly be seeking to attract military students for various reasons, including because these schools may see it as helpful in their efforts to comply with the 90/10 Rule, as currently DoD tuition assistance and veterans education benefits do not count towards the 90% limit.  See “Regulation of Our Business-Regulation of Title IV Financial Aid Programs- The '90/10 Rule'”  below for more information on the 90/10 Rule, including recent proposals to count DoD tuition assistance and veterans education benefits toward the 90% limit.

We compete with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those that we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. .  We are also continuing to see increasing differentiation between the way in which our competitors are delivering online offerings, which impacts the ability to attract students, facilitate access to education and provide convenience to learners.  We believe that in the future many online students will be attracted to institutions in part because of the technology that the institutions offer and the way in which that technology facilitates access to education and learning.

In addition, we face new competition from various emerging non-traditional, credit-bearing and non-credit-bearing education programs provided by proprietary, not-for-profit and public providers, including massively open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services, as well as other offerings at low costs to students.

The primary competitive factors for institutions targeting working adult students include: specific degree program offerings; affordability, including tuition and fees and rates of increase; convenience and flexibility, including availability of online courses and the use of education related technology; reputation and academic quality; and marketing effectiveness.

Intellectual Property

We exercise rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect our intellectual property. Course syllabi are our property, may be used in current and future courses as needed to facilitate instruction, and may be modified to meet evolving course or curriculum requirements. Intellectual property of individual faculty members, such as weekly notes or lectures, remains the property of the faculty member, and is reserved specifically for use only by the faculty member who owns it, unless he/she grants permission for use by others.

We have secured rights to trademarks for various names and terms used in our business, including "American Public University System," "American Military University," "American Public University"  "Ready When You Are.", "RESPECTED. AFFORDABLE. ONLINE." and the term “Partnership At a Distance.” We believe these trademarks and brand names are important to how prospective students identify us and are central to a number of our marketing efforts. We also own rights to more than 200 Internet domain names pertaining to APUS, AMU, APU and other unique descriptors. The Patent and Trademark Office issued APUS a patent for our proprietary student information and service system, PAD, in February 2011. American Public University System is also pursuing patents on several innovations that we believe enhance and support student's academic achievement and streamline university operations.

Employees

As of December 31, 2012, we had approximately 2,000 members of faculty and a professional staff of approximately 950 non-faculty employees administering our academic, technology, service, and business operations. Most of our non-faculty employees work in either our headquarters in Charles Town, West Virginia, or in our administrative offices in Manassas, Virginia.

None of our employees are parties to any collective bargaining arrangement. We believe that we have good relationships with our employees.

EXECUTIVE OFFICERS OF AMERICAN PUBLIC EDUCATION, INC.

The table below shows information about our executive officers:

Name	Age	Position
Dr. Wallace E. Boston	58	President, Chief Executive Officer and Director
Harry T. Wilkins	56	Executive Vice President, Chief Financial Officer
Carol S. Gilbert	54	Executive Vice President, Marketing
Dr. Karan Powell	59	Executive Vice President, Provost
Dr. Sharon van Wyk	53	Executive Vice President, Chief Operations Officer
Peter W. Gibbons	60	Senior Vice President, Chief Administrative Officer

Wallace E. Boston, EdD joined us in September 2002 as Chief Financial Officer and, since June 2004, has served as President, Chief Executive Officer, and a member of our board of directors. From August 2001 to April 2002, Dr. Boston served as Chief Financial Officer of Sun Healthcare Group. From July 1998 to May 2001, Dr. Boston served as Chief Operating Officer and then President of NeighborCare Pharmacies. From February 1993 to May 1998, Dr. Boston served as Vice President of Finance and later, Senior Vice President of Acquisitions and Development of Manor Healthcare Corporation, now Manor Care, Inc. From November 1985 to December 1992, Dr. Boston served as Chief Financial Officer of Meridian Healthcare.

Harry T. Wilkins, CPA joined us in February 2007 as Executive Vice President and Chief Financial Officer. From December 2004 to February 2007, Mr. Wilkins served as a member of our board of directors, and from January 2005 to February 2007, he served on the Board of Trustees of American Public University System. Since 2002, Mr. Wilkins has also served as a founding partner of Grandizio, Wilkins, Little & Matthews, LLP, a Baltimore-based CPA firm that specializes in consulting for postsecondary education clients. From May 1992 to August 2001, Mr. Wilkins served as Chief Financial Officer of Strayer Education, Inc. From November 1984 to April 1992, Mr. Wilkins served as Director at Wooden & Benson, an accounting firm specializing in audits of education companies. From January 1979 to November 1984, Mr. Wilkins served as a senior consultant with Deloitte, Haskins and Sells, now Deloitte & Touche.

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

At present, we enroll students from each of the 50 states, as well as the District of Columbia. We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements in 32 states. The university and its representatives are licensed or authorized to operate or to conduct activities in the remaining 18 states and the District of Columbia (Alabama, Arkansas, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Minnesota, Montana, Nevada, New Mexico, Pennsylvania, Virginia, Washington, West Virginia, Wisconsin and Wyoming).  In some cases, state licensure or authorization may impose limitations on certain activities and may impose particular requirements with respect to certain programs.  To date, such state-specific limitations and requirements have not had a material effect on our operations.

New program initiatives, such as our teacher education programs, that include “on the ground” components (e.g., student teaching, professional internships, etc.) that may be described as instructional activities, will be viewed by some state regulatory agencies as constituting a physical presence for regulatory purposes. As those programs expand, there is a high probability that we will need to seek formal authorization to operate in some states where historically we were not required to do so. The extent of this expansion in regulatory requirements, and the associated costs, are not known at this time, but we anticipate they may be significant.  Furthermore, there may be some states where it takes a significant amount of time to meet the applicable regulatory requirements with respect to a new program initiative, or where we are not able to do so at all.

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

Certain states may be required to adopt new laws or regulations to comply with the new state authorization requirements in order to enable institutions in those states to continue to participate in Title IV programs. The new rules related to distance education may also lead some states to adopt new laws and regulatory practices affecting the delivery of distance education to students located in those states. For example, more states may require that online education institutions be licensed in their state despite having no physical location or other presence in that state or may increase requirements applicable to institutions already required to be licensed. In addition, changes in our business or changes in the nature or amount of our contact with or presence within a particular state could lead states that do not currently require us to be licensed or authorized to require such licensure or authorization in the future.  In addition to the concerns expressed above, new laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Accreditation

We received institutional accreditation in 2006 from The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of Education.  In December 2008, The Higher Learning Commission approved expansion of our mission to include liberal arts bachelors degrees. As part of the regularly scheduled evaluation process, we submitted a self-study in January 2011 and underwent an on-site reaccreditation visit in February 2011. In July 2011, the Higher Learning Commission reaffirmed our accreditation status. Our next comprehensive evaluation is scheduled for the 2020-2021 academic year, with an interim progress report on development of university system-wide coordination and improvement of graduate studies due in July 2015. We were also accredited by the Accrediting Commission of the Distance Education and Training Council, or DETC, until April 30, 2012, when we voluntarily withdrew our accreditation.

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

As explained elsewhere in this annual report, on October 29, 2010, the Department of Education published final regulations that, in part, seek to address OIG’s concerns regarding measurement of credit hours. In November 2011, The Higher Learning Commission revised its policies to address the Department of Education’s new regulations regarding credit hours. If The Higher Learning Commission were to lose its ability to serve as an accrediting agency for Title IV programs, we may lose our ability to participate in Title IV programs. NACIQI is next scheduled to review the Higher Learning Commission for recognition purposes on June 6-7, 2013. The Higher Learning Commission received further scrutiny in March 2011 during a hearing of the Senate Health Education Labor and Pension, or HELP Committee, focused on accreditation of proprietary institutions.

We believe that regional accreditation has been important in our outreach to military personnel, who we believe are often counseled that regional accreditation is an important consideration when selecting a postsecondary institution.  Similarly, obtaining regional accreditation has allowed us to reach additional service members by joining portions of the Servicemembers Opportunity Colleges degree network system, a Department of Defense, or DoD, program that promotes its member institutions to military professionals and that was previously closed to us.

In addition to institutional accreditation, certain specialized accrediting agencies accredit specific programs at our university. Accreditation of a program by a specialized accrediting agency signifies that the program meets the standards of that agency. We have the following specialized accreditations:

●
Accreditation Council for Business Schools and Programs accredits our Associate of Arts in Business Administration, Bachelor of Business Administration, Bachelor of Arts in Marketing, Master of Business Administration

●	Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing.

In addition, we have obtained professional recognition for our Emergency and Disaster Management program from the Foundation for Higher Education Accreditation, for our Management program from the Society of Human Resources, for our Sports and Health Sciences program by the American Sport Education Program, and for our Child and Family Development program by the National Council on Family Relations.

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

Nature of Federal, State and Private Financial Support for Postsecondary Education

Our students finance their education through a combination of individual resources, tuition assistance programs of the United States Armed Forces administered by the Department of Defense, or DoD, education benefits administered by the Department of Veterans Affairs, private loans, corporate reimbursement programs, and Title IV programs. Participation in these programs adds to the regulation of our operations.

Tuition Assistance.  Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the DoD. Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary institutions that are accredited by accrediting agencies that are recognized by the Secretary of Education. For our undergraduate programs we have established tuition rates per semester credit hour that can be 100% covered by DoD tuition assistance funds to undergraduate military students to attend our institution provided that the student does not exceed the annual limits per student. Each branch of the armed forces has established its own rules for DoD tuition assistance programs. Pursuant to these rules, in order for a service member to use his or her tuition assistance funds at American Public University System, or APUS, we need to maintain our state licensure and our regional accreditation and the service member must maintain satisfactory academic progress and must also progress in a timely manner toward completion of his or her degree, among other requirements.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at proprietary institutions. In August 2010, DoD issued proposed regulations that would increase oversight of educational programs offered to active duty service members. Related to this effort, DOD drafted a Memorandum of Understanding, or MOU, to articulate the commitment that institutions providing education services must make in order to receive DOD tuition assistance program funds. On March 15, 2011, DoD circulated the MOU and requested that institutions execute it before January 1, 2012. The draft MOU met with substantial criticism, including from the American Council on Education and 52 U.S. Senators. Despite this, some institutions executed the MOU before the deadline, including us. In response to the criticisms received, DoD revised the regulations and the MOU. The final regulations and MOU, published December 7, 2012 and effective January 7, 2013, require all institutions to sign a MOU, by March 1, 2013. Institutions that have executed a MOU with DOD can retain their current MOU or choose to execute the new MOU. The MOU outlines certain commitments and agreements between the institution and DoD prior to accepting funds under the tuition assistance program.

For example, the MOU requires institutions to participate in the DoD Third Party Assessment to ensure compliance with the MOU and that service members are provided quality voluntary education opportunities that meet their needs.  The Third Party Assessment of American Military University was conducted in June 2012 with a revised report submitted in October 2012.  The report stated that based on the assessment team's findings, American Military University and American Public University System are in full compliance with the DoD voluntary Education Partnership MOU.

 The MOU does not require institutions to become members of the Servicemembers Opportunity Colleges degree network system like us, but all institutions must disclose certain information (such as transfer credit policies) and provide certain resources for Service members (such as designating a person or office to serve as a point of contact for Service members inquiring about academic counseling, financial aid counseling, and student support services).  In addition, as part of DoD's efforts to eliminate aggressive marketing aimed at service members, institutions that execute the MOU must not provide any commission, bonus, or other incentive payment based directly or indirectly on securing enrollments or Federal financial aid (including tuition assistance funds) to any persons or entities engaged in any student recruiting, admission activities, or making decisions regarding the award of student financial assistance.

 We have executed the MOU originally circulated on March 15, 2011.  The DoD may draft and circulate a revised MOU and require that institutions execute the agreement in order to receive DoD tuition assistance program funds.  The requirement to enter into a MOU, and the related increased focus by the DoD on relationships and oversight of educational providers, could lead to changes in the nature of our relationships with military bases and educational service officers (including possibly needing to enter into separate installation MOUs and obtain permission to counsel students in person on the installation), which could be adverse in nature. Furthermore, installations may impose additional requirements.  For example, at least one installation has banned educational providers from directly counseling potential students on the installation, and additional installations may determine to institute similar bans.

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

On April 18, 2012, Senators Kay Hagan and Tom Harkin introduced legislation, titled the Protecting Financial Aid for Students and Taxpayers Act, that would prohibit colleges and universities from using funds from Title IV programs, military tuition assistance, veterans education benefits programs, and other federal educational assistance funds to pay for marketing, advertising, and recruiting. On June 14, 2012, the Senate Appropriations Committee reported a 2013 fiscal year appropriations bill that included language from the Protecting Financial Aid for Students and Taxpayers Act bill. Both the appropriations bill and the Protecting Financial Aid for Students and Taxpayers Act bill expired when the 112th Congress ended on January 3, 2013.  Were similar legislation introduced in the 113th Congress and became law, it would significantly affect our ability to identify and attract prospective students.

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

We were first certified to participate in Title IV programs in September 2006. The Department of Education has approved us to participate in the following Title IV programs (described below): (1) the Federal Family Education Loan Program, or the FFEL Program, (2) William D. Ford Federal Direct Loan Program, or the Direct Loan Program, (3) the Federal Pell Grant program, (4) campus-based programs, and (5) Teacher Education Assistance for College and Higher Education Grant Program, or the TEACH Grant Program.

(1)  FFEL Program.   On March 30, 2010, President Obama signed the Healthcare and Education Affordability Reconciliation Act of 2010. The legislation, which is known for its overhaul of the healthcare system, eliminated the FFEL Program. Under the FFEL Program, banks and other lending institutions made loans to students and parents of dependent students. As of July 1, 2010, those lending institutions are no longer able to act as lenders of federal student loans, and no new loans could be originated through the FFEL Program. Instead, institutions were required to transition to the Direct Loan Program by July 1, 2010 in order to continue to participate in the major federal loan programs. This deadline did not affect American Public University System, or APUS, as we had ceased to participate actively in the Direct Loan Program as of December 31, 2009. The FFEL Program includes the Federal Stafford Loan Program, the Federal PLUS Program (which, beginning on July 1, 2006, provided for loans to graduate and professional students as well as parents of dependent undergraduate students), and the Federal Consolidation Loan Program. If a student defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan.

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

(3)  Federal Grant Programs.   Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors. An institution that is certified for Pell Grant purposes is considered to be certified for the Academic Competitiveness Grant, or the ACG Grant, Program and National Science and Mathematics Access to Retain Talent Grant, or the SMART Grant, Program, if it has at least one academic program that is ACG Grant/SMART Grant-eligible.    However, authorization for the ACG Grant Program and SMART Grant Program expired as of July 1, 2011.

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

In August 2011, President Obama signed the Budget Control Act of 2011, which provided for both an increase in the federal government's borrowing authority and reductions in spending. The Budget Control Act of 2011 eliminated the in-school interest exemption for graduate student loans beginning July 1, 2012. The cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact our enrollments. Also, under the Budget Control Act of 2011, Congress must develop legislation to achieve further deficit reduction, and the outcome of this process is uncertain. Unless Congress takes further action, automatic, across-the-board reductions in federal spending (also known as “sequestration”) will begin on March 1, 2013. The Budget Control Act of 2011 and the Statutory Pay-As-You-Go Act of 2010 each provide for the possibility of sequestration as a budgetary enforcement tool. On January 2, 2013, Congress enacted the American Taxpayer Relief Act of 2012, which delayed potential sequestration under the Budget Control Act of 2011 until March 1, 2013. If sequestration is triggered by either the Budget Control Act of 2011 or the Statutory Pay-As-You-Go Act of 2010, funding for Title IV programs would be affected. Pell Grants would be exempt from cuts through fiscal year 2013, but could be subject to sequestration in fiscal year 2014 and beyond. Most other federal student aid programs would be subject to across-the-board cuts to discretionary programs at a rate of approximately 8.2%. Origination fees for Stafford loans and PLUS loans would increase approximately 7.6%, to approximately 1.076% and 4.034% of the total loan, respectively. Cuts to the Department of Education's Federal Student Aid Administration budget could lead to delays in student eligibility determinations and delays in processing and origination of federal student loans. The House Committee on the Budget released a report in January 2013 stating that programs administered by the Department of Veterans Affairs will be exempt from sequestration, however, there are no such assurances with respect to the tuition assistance programs of the Department of Defense. Although the Pell Grant program and programs administered by the Department of Veterans Affairs currently are exempt from the sequestration process, other federal programs and services that could affect our business could be included. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding cuts or otherwise, or materially impacts our eligibility or our students eligibility to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.

On September 17, 2012, the Department of Education updated waivers and modifications of provisions governing the Title IV programs for the benefit of individuals who are performing qualifying military service (or individuals who are affected by a disaster, war or other military operation or national emergency) under the authority of the Higher Education Relief Opportunities for Students Act of 2003, or HEROES Act.  The Department of Education acted to bring provisions into compliance with statutes and regulations enacted and promulgated after these provisions were originally published.

Private Lenders. In certain circumstances, our students may access alternative loan programs. Alternative loans are intended to cover the difference between what the student receives from all financial aid sources and the full cost of the student's education. Students can apply to a number of different lenders for this funding at current market interest rates.

Since its creation in 2011, the Consumer Financial Protection Bureau, or CFPB, has taken steps to regulate student loans. In 2012, it issued two reports identifying concerns about the student loan market and published nearly 2,000 complaints from borrowers of private student loans. In December 2012, CFPB issued procedures describing how it will conduct examinations of financial institutions that make educational loans to determine their compliance with existing laws and regulations. The procedures are designed to assess whether a lender engages in accurate and non-discriminatory advertising and marketing, provides proper and clear disclosures, supplies accurate account information to borrowers, and has adequate channels to receive customer questions and complaints. In January 2013, CFPB encouraged institutions of higher education, students, and others to provide information by March 18, 2013 about the financial products and services currently offered to students, and comments on how current and future arrangements between institutions of higher education and financial institutions could be structured in order to promote positive financial decision-making among consumers.

Congress is considering bills that would affect private loans to students. On January 23, 2013, Senator Durbin introduced the Know Before You Owe Private Student Loan Act of 2013, which would require institutions to certify to a private loan lender a student's cost of attendance and estimated federal financial assistance before a loan may be issued to such student. The Act would also require institutions to counsel students about their loan options, including discussion of differences between federal loans and private loans.  Private loan lenders would be required to provide students with quarterly account updates on the balance and interest accrued.  On January 23, 2013, Senator Durbin also introduced the Fairness for Struggling Students Act of 2013, which would allow private student loans to be dischargeable in bankruptcy. We do not know what steps Congress may take in response to these actions and whether such actions (if any) will have an adverse effect on our business or results of operations.

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

On March 30, 2010, President Obama signed the Healthcare and Education Affordability Reconciliation Act of 2010, or Reconciliation Act. The Reconciliation Act, which is widely known for its overhaul of the healthcare system, amended the Higher Education Act to eliminate the FFEL Program. As of July 1, 2010, private banks could no longer act as lenders of federal student loans, and no new Stafford, PLUS, or consolidation loans could be disbursed through the FFEL Program. Instead, institutions were required to transition to the Direct Loan Program by July 1, 2010 in order to continue to participate in the major federal loan programs. This deadline did not affect APUS, as we had ceased to participate actively in the Direct Loan Program as of December 31, 2009.

As discussed above, on  August 2, 2011, President Obama signed The Budget Control Act of 2011, which among other things, eliminated Direct Subsidized Loans for graduate and professional students, as of July 1, 2012.  The terms and conditions of subsidized loans originated prior to July 1, 2012 are unaffected by the law.

On December 23, 2011, President Obama signed the Consolidated Appropriations Act of 2012. The law includes a number of provisions that significantly affect Title IV programs. For example, it reduces the income threshold at which students are assigned “an automatic zero expected family contribution” for purposes of awarding financial aid for the 2012-2013 award year. Under the Act, students who do not have a high school diploma or a recognized equivalent (e.g., GED) or do not meet an applicable home school requirement and who first enroll in a program of study on or after July 1, 2012 will not be eligible to receive Title IV aid. The Act also set the maximum Pell Grant award for 2012-2013 at $5,500 and made several changes to the Federal Pell Grant program, including establishing that, beginning with the 2012-2013 award year, students may not receive a Pell Grant if they are not eligible for at least ten percent of the maximum Pell Grant award for the academic year and reducing the duration of a student’s Pell Grant eligibility to 12 semesters from 18 semesters. The Act temporarily eliminates the interest subsidy provided for Direct Subsidized Loans during the six-month grace period immediately following termination of enrollment.

On January 10, 2013 President Obama signed the Improving Transparency of Education Opportunities for Veterans Act. This law is designed to help GI Bill beneficiaries choose the school that best meets their educational needs by mandating that these beneficiaries receive certain information about available educational resources. It requires the Department of Veterans Affairs to establish a comprehensive policy for providing information to veterans and members of the Armed Forces regarding higher education and training programs, including a centralized mechanism to publish feedback from students and state approving agencies about each institution's quality of instruction, recruiting practices, and placement of graduates.  The law permits institutions to verify the feedback and address any issues that they might identify with such feedback before it is published.

We cannot predict with certainty whether or when Congress might act to amend further the Higher Education Act.  For most programs subject to the Act, the Act provides funding authorization for programs until the end of fiscal 2014, and the General Education Provisions Act will automatically extend these authorizations to fiscal year 2015. We note, however, that the last time the Higher Education Act was renewed, Congress did not succeed in doing so until it was five years past its statutory renewal date. Given the significant budgetary and other issues facing the current Congress, as well as the political climate, there is no reason to believe that the Higher Education Act will be renewed during the 113th Congress.  The elimination of additional Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institution. Beginning in June 2010, the Senate HELP Committee held a series of hearings related to for-profit postsecondary education institutions. Also in June, the House Education and Labor Committee held a hearing to examine accreditors’ standards and procedures pertinent to higher education institutions’ policies on credit hours and program length, including those of The Higher Learning Commission. During each of the hearings, some committee members raised concerns about the growing proportion of federal student financial aid going to for-profit schools. On August 4, 2010, the Senate HELP Committee held a hearing to examine the student recruitment experience at for-profit postsecondary education institutions, and on September 30, 2010, the Senate HELP Committee held a hearing on the federal investment in for-profit education and the resulting student outcomes. The Senate HELP Committee held additional hearings in 2011. On March 10, 2011, the Committee held a hearing to present a case study of another for-profit postsecondary education institution, its educational services, and the role of accreditor, state, and federal oversight. On June 7, 2011, the Senate HELP Committee held a hearing on financial outcomes of students at for-profit colleges. At a number of hearings, committee members have expressed concern about the amount of student loan debt taken on by students at for-profit institutions. On July 11, 2011, the HELP Committee hosted a roundtable discussion of policy solutions for improving for-profit postsecondary education.

On June 21, 2010, the chairmen of the House and Senate education committees, along with other members of Congress, asked the General Accountability Office, or GAO to review various aspects of the for profit education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which for-profit schools’ revenue is comprised of Title IV and other federal funding sources. On August 4, 2010, the GAO released a report based on a three-month undercover investigation of recruiting practices at for-profit schools. The report concluded that employees at a non-random sample of 15 for-profit schools (which did not include APUS) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On November 30, 2010, the GAO issued a revised version of that report that corrected or further explained a number of the instances of allegedly deceptive conduct. The GAO reported that the revisions were made because additional information came to light and explained that the revisions do not alter any of its findings or the overall message of the report. On October 31, 2011, the GAO released a second report following additional undercover investigation related to enrollment, cost, financial aid, course structure, substandard student performance, withdrawal, and exit counseling. The report concluded that while some of the 15 unidentified for-profit schools investigated appeared to follow existing policies, others did not. Although the report identified a number of deficiencies in specific instances, it made no recommendations. On December 7, 2011, the GAO released a report that attempted to compare the quality of education provided by for-profit, not-for-profit, and public institutions based upon multiple outcome measures including graduation rates, pass rates on licensing exams, employment outcomes, and student loan default rates. The report found that students at for-profit institutions had higher graduation rates for certificate programs, similar graduation rates for associate’s degree programs, and lower graduation rates for bachelor’s degree programs than students at not-for-profit and public institutions. It also found that a higher proportion of bachelor’s degree recipients from for-profit institutions took out loans than did degree recipients from other institutions and that some evidence exists that students at for-profit institutions default on their student loans at higher rates. On nine of the 10 licensing exams reviewed, graduates of for-profit institutions had lower pass rates than students from not-for-profit and public institutions.

On August 5, 2010, we were among 30 for-profit schools to receive a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to for-profit postsecondary education institutions whose students receive federal student financial aid. The document request sought information on loan default rates; institutional spending; program costs; student outcomes, such as completion and placement rates; and recruiting practices, such as use of third-party lead generators. During a September 30, 2010 HELP Committee hearing, Senator Harkin released a report entitled “The Return on Federal Investment in For-Profit Education: Debt Without a Diploma.” The report, which was based in part on the analysis of documents received from some of the for-profit schools without identifying any specific institutions, focused on for-profit schools’ increasing profits, the growing proportion of federal funds flowing to for-profit schools, and the high debt levels amassed by some for-profit school students. On July 30, 2012, the HELP Committee issued a final report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” which summarized the results of its investigations. While the report acknowledged that for-profit education institutions have a role to play in American society given insufficient capacity at not-for-profit and public education institutions, it made specific policy suggestions for future legislation that could affect proprietary institutions, including:

●   tying access to federal aid to meeting minimum student outcome thresholds;
●   prohibiting institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars;
●   improving cohort default rate tracking by expanding the default reporting rate period beyond three years;
●   requiring that proprietary colleges receive at least 15 percent of revenues from sources other than federal funds; and
●   using criteria beyond accreditation and state authorization for determining institutions' access to federal financial aid.

The report was not adopted by the full Committee, and the minority Members released their own report criticizing the majority's investigation in many aspects, including that it did not include a review of all institutions of higher education. Despite the fact that the full Committee did not adopt the report, Congress may consider the report as it begins the process of reauthorizing the Higher Education Act.

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

On June 18, 2010, the Department of Education issued a notice of proposed rulemaking, or NPRM, with respect to many of the issues subject to the negotiated rulemaking process, other than the metrics for determining compliance with the gainful employment requirement.  On July 26, 2010, the Department of Education issued an NPRM regarding various elements of the gainful employment requirement, specifically the information that must be disclosed to prospective students, the information that must be reported to the Department of Education, and the metrics that will be used to determine compliance with the requirement. On October 29, 2010, the Department of Education issued final regulations for those proposed in the June 18 NPRM, as well as final regulations regarding gainful employment programs, including disclosure and reporting requirements for programs that must prepare for gainful employment and procedures under which an institution must apply for approval to offer an educational program that prepares students for gainful employment in a recognized occupation.  The October 29 final regulations were effective July 1, 2011. On June 13, 2011, the Department of Education published final regulations on metrics for gainful employment programs effective July 1, 2012.

On January 21, 2011, the Association of Private Sector Colleges and Universities, or APSCU, filed a lawsuit in the U.S. District Court for the District of Columbia challenging the October 29, 2010 final regulations on program integrity related to the state authorization, incentive compensation, and misrepresentation requirements on the grounds that such regulations exceeded the Department of Education’s statutory and constitutional authority. The District Court vacated the section of the regulations that requires an institution that offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to the state’s jurisdiction to meet the state’s requirements for postsecondary distance education providers. The District Court let stand the remainder of the state authorization regulation as well as the regulations related to incentive compensation and misrepresentation.  On June 5, 2012, the U.S. Court of Appeals for the District of Columbia upheld the lower court's ruling vacating the state authorization of online programs requirement and vacated portions of the substantial misrepresentation regulation that it found to exceed the Higher Education Act's limits. On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. The Department of Education has not announced its next steps, but it may engage in the future in a negotiated rulemaking to address distance education and state authorization.

Gainful Employment. To be eligible for Title IV funding, certain academic programs, including all degree and non-degree programs at proprietary institutions of higher education (other than, in limited circumstances that apply to APUS, certain liberal arts programs), must prepare students for gainful employment in a recognized occupation. The disclosure and reporting requirements and metrics for compliance are described below.

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

2.      Discretionary income ratio. This metric compares (i) the annual repayment required on student loan debt attributable to tuition and fees by students who completed the program to (ii) their discretionary income. The median annual loan payment amount (calculated as described below) for the applicable cohort of students may not be higher than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services, or HHS, poverty guideline for a single person in the continental United States. The debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis. The earnings used will generally be based on information received by the U.S. Department of Education from the Social Security Administration, subject under certain circumstances to the use of the 25th percentile of Bureau of Labor Statistics income data for specific “standard of occupational classification” codes for fiscal years 2012 through 2014.

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

Starting in 2012, the Department of Education began to calculate the three metrics for each gainful employment program for each federal fiscal year, running from October 1 to September 30. An academic program that satisfied any one metric is considered to be preparing students for gainful employment. If an academic program fails all three metrics, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose to enrolled and prospective students the amount by which the program missed minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform prospective and current students in the failing program that their debt may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program may be continued without federal student aid. These gainful employment standards are effective beginning July 1, 2012, and the Department of Education will begin calculating debt measures for fiscal year 2012 (October 1, 2011 to September 30, 2012). Institutions will be notified of failing programs based on that data. The earliest a program could lose eligibility under the gainful employment rule will be fiscal year 2015, based on its 2012, 2013 and 2014 performance under the above metrics. Eligibility losses in 2015 will be limited to the lowest five percent of all programs among all institutions. On June 21, 2012, the Department of Education released data to institutions showing the calculation of gainful employment metrics based on data reported for federal fiscal years 2007 and 2008. The Department of Education released this information to the public on June 26, 2012.  The released rates were for informational purposes only and are available from the Department of Education's website.

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

On July 20, 2011, APSCU filed a lawsuit in the U.S. District Court for the District of Columbia challenging the Department of Education's October 29, 2010 and June 13, 2011 final regulations on gainful employment. The lawsuit challenges the reporting and disclosure regulations, the metrics used to calculate gainful employment, and the new program approval regulations. APSCU alleges that the regulations represent overreaching by the Department of Education, conflict with congressional intent, and were developed through a flawed administrative process that violated the Administrative Procedure Act, the Higher Education Act, and the Constitution. On June 30, 2012, the U.S. District Court for the District of Columbia struck down the debt measures and certain related requirements; the court ruled one day before the debt measure regulations would have gone into effect.   The court held that the Department of Education interpreted reasonably its statutory authority when it promulgated the gainful employment regulations but arbitrarily chose the debt repayment rate percentage.  The court's ruling did not affect the gainful employment regulations related to certain disclosures to prospective students, such as on-time graduation rates and tuition and fees. The Department of Education required institutions to make such disclosures by July 1, 2011, and to update such disclosures for the 2011-2012 award year by January 31, 2013.

On July 6, 2012, the U.S. Department of Education issued an announcement acknowledging that the Court had vacated the debt measures that would have gone into effect on July 1, 2012. The announcement stated that institutions are not required to comply with related regulations addressing reporting requirements and adding new gainful employment programs. Pending a final ruling in this case, the Department of Education has advised schools to follow the rules on additional programs that immediately preceded the gainful employment rules.  The version once again in effect provides that approval of new programs is not required if the additional program prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as eligible and is at least eight semester hours, twelve quarter hours, or 600 clock hours.

On July 30, 2012, Department of Education filed a motion with the U.S. District Court for the District of Columbia to alter or amend the judgment.  The Department of Education argued in its motion that even though it would not be permitted to sanction education institutions for failure to meet the debt measure thresholds, (i) education institutions should disclose information to the Department of Education that will allow the Department of Education to calculate the debt measures and (ii) education institutions should include the results of the debt measure calculations in their disclosures to prospective students.  On September 24, 2012, the U.S. District Court for the District of Columbia requested a supplemental briefing by the parties addressing, in brief, (i) the scope of the Department of Education's statutory authorization to maintain a database of information about student borrowers and (ii) the authority on which the Department of Education relied to argue that it could require education institutions to provide information to the Department of Education for purposes of calculating the debt measures and then require education institutions to disclose the results of those debt measure calculations.  The parties filed supplemental briefs in November 2012, and the U.S. District Court for the District of Columbia is expected to render a decision in 2013.  The Department of Education could impose regulations in the future that would penalize us (including making us ineligible to receive Title IV funds) if our students fail to achieve certain debt repayment, debt-to-income, or debt-to-discretionary income ratios.

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

On July 12, 2011, however, the U.S. District Court for the District of Columbia vacated the portion of the Department of Education’s state authorization regulation that requires online education providers to obtain any required authorizations from all states in which their students reside, finding that the Department of Education had failed to provide sufficient notice and opportunity for comment on the requirement. On June 5, 2012, the U.S. Court of Appeals for the District of Columbia affirmed the district court's July 12, 2011 ruling.  On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. The Department of Education has not announced its next steps, but it may engage in the future in a negotiated rulemaking to address distance education and state authorization. Should the federal distance education requirements published in October 2010  be enforced in the future, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students in that state.

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

●	develop and apply an adequate system to identify and resolve discrepant information with respect to a student’s application for Title IV aid; and

●	not otherwise appear to lack administrative capability.

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

If an institution fails to satisfy any administrative capability criteria or any other Department of Education regulation, the Department of Education may:

●	require the repayment of Title IV funds;

●	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

●	place the institution on provisional certification status; or

●	commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

If we are found not to have satisfied the Department of Education’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV program funding.

Third-Party Servicers.   Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. If any third-party servicer that we engage does not comply with applicable statute and regulations including the Higher Education Act, we may be liable for its actions, and we could lose our eligibility to participate in Title IV programs. We recently determined to terminate our relationship with Global Financial Aid Services, Inc., which had assisted us with administration of our participation in Title IV programs since we began to participate in those programs in 2006, and to administer our participation in Title IV programs internally, using third party software.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards. Generally, the standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations, and remain current on its debt payments. The financial responsibility standards include a complex formula that uses line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution. At the request of the Department of Education, we supply our consolidated financial statements to the Department of Education for purposes of calculating the composite score. We have applied the financial responsibility standards to our consolidated financial statements as of and for the year ended December 31, 2012, and calculated a composite score of 3.0 out of a maximum score of 3.0. We therefore believe that we meet the Department of Education’s composite score standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we may be able to establish financial responsibility on an alternative basis by, among other things:

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

Using the formula in effect prior to enactment of HEOA, we derived approximately 19% of our cash-basis revenues from eligible programs in 2008 compared to 14% in 2007 and 1% in 2006. Using the HEOA formula, we derived approximately 19%, 26% and 42% of our cash-basis revenues from Title IV program funds in 2009, 2010and 2011, respectively.  Our percentage of cash-based revenues from Title IV program funds has increased as our population of students using Title IV program funds has increased.  The population of our students using these funds is growing at a faster rate than students who use other sources of revenues, and we will continue to monitor compliance with the 90/10 Rule.

In addition, certain members of Congress have stated that Congress should revise the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit. For example, members of Congress raised this idea both in the September 2010 hearing before the House Armed Services Committee’s Subcommittee on Oversight and Investigations reviewing DoD’s oversight of distance education and for-profit institutions and in a December 2010 HELP Committee report examining the growing share of DoD tuition assistance and Post-9/11 GI Bill benefits flowing to for-profit institutions. Because we receive a substantial portion of our revenues from DoD tuition assistance and veterans educational benefits, such a change would significantly increase our risk of violating the 90/10 Rule. In January 2012, Senators Harkin and Durbin introduced a bill to modify the 90/10 Rule by reducing the threshold to 85% and counting the Title IV programs, the DoD tuition assistance program, and veterans education benefits programs as sources from which an institution may derive no more than 85% of its revenue. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit, along with Title IV programs. On May 29, 2012, attorneys general for 21 states called on Congress to enact this type of legislation. We cannot predict the likelihood that Congress will amend the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit or to lower the ratio to 85/15. If the calculation for purposes of the 90/10 Rule is changed so that DoD tuition assistance and/or veterans education benefits are counted toward a 90% or 85% limit, our percentage of revenues that would count toward such limit would be significantly higher than our current 90/10 calculation. We are not required to include all federal funding in our 90/10 calculation and do not track sources of funds for this purpose.  Accordingly, we cannot estimate with precision what our percentage would be if any of these proposed amendments to the 90/10 Rule are made by Congress.. However, based on our assessment of net course registrations, we currently estimate that approximately 87% of our funding is derived from federal sources.

Student Loan Defaults.   Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of FFEL program or Direct Loan Program loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the next federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL program or Direct Loan Program loan during that year. Such rate is referred to as the “two-year cohort default rate.”

If the Department of Education notifies an institution that its two-year cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the FFEL program, Direct Loan Program, and Pell program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in the FFEL program and Direct Loan Program ends 30 days after notification that its most recent two-year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s two-year cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements.

The three most recent federal fiscal years for which FFEL/Direct Loan cohort defaults rates have been officially calculated are federal fiscal years 2008, 2009, and 2010. Because we began only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate for federal fiscal year 2007. Our  cohort default rate for federal fiscal years 2008, 2009 and 2010, respectively, is 5.2%, 4.0% and 6.0%. Relatively few students are expected to enter the repayment repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our cohort default rate.

HEOA extends by one year the period for measuring the cohort default rate for FFEL program and Direct Loan program loans. Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second following federal fiscal year. Such rate is referred to as the “three-year cohort default rate.”  The current method of calculating rates will remain in effect and will be used to determine any sanctions on institutions because of their cohort default rates, namely the two-year cohort default rate, until three consecutive years of official cohort default rates calculated under the new formula are available – i.e., in 2014.

The HEOA also increases the cohort default rate ceiling from 25% to 30%. The HEOA provides for the following sanctions based on cohort default rates calculated under the new HEOA methodology:

●
An institution whose three-year cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available will be ineligible to participate in the FFEL Program, Direct Loan Program, and Federal Pell Grant Program.

●
If an institution’s three-year cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan.

●
An institution whose three-year cohort default rate exceeds 30% for two consecutive years will be required to review, revise, and resubmit its default improvement plan, and the Department of Education may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

●
The Department of Education may subject an institution to provisional certification if the institution’s three-year cohort default rate is 30% or more for any two consecutive federal fiscal years. An institution whose three-year cohort default rate is 30% or more for any two consecutive federal fiscal years may file an appeal on specified grounds and according to specified procedures, and if the Secretary of Education determines that the institution has demonstrated grounds for relief, the Secretary may not subject the institution to provisional certification based solely on the institution’s cohort default rate.

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

In December 2009, the Department of Education sent to institutions unofficial, “trial” cohort default rates showing institutions’ cohort default rates for federal fiscal years 2005, 2006, and 2007 as they would be calculated under the HEOA methodology. Three-year cohort default rates were generally expected to be higher than two-year cohort default rates, because of both the longer repayment history and current economic conditions. Our “trial” three-year cohort default rates are 0.0%, 0.0%, and 3.3% for federal fiscal years 2005, 2006, and 2007, respectively.  In February 2011, the Department of Education published “trial” three-year cohort default rates for fiscal year 2008.  Our “trial” cohort default rate for federal fiscal year 2008 was 11.4%. In April 2011, the Department of Education issued corrected “trial” cohort default rates for 2008. Our corrected rate was 11.0%. Our official three-year cohort default rate for 2009 is 7.2%.

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

On June 5, 2012, the U.S. Court of Appeals for the District of Columbia Circuit held that the elimination of the safe harbor for compensation “based upon students successfully completing their educational programs, or one academic year of their educational programs” was arbitrary and capricious. The court remanded for the Department of Education to provide further explanation for the elimination. In addition, the court required the Department of Education to address comments on the regulations, raised during the comment period, that the compensation regulations may have an adverse effect on minority enrollment.

We believe that our current employee compensation and third-party contractual arrangements comply with the incentive payment provisions of the Higher Education Act and Department of Education regulations currently in effect However, in light of the uncertainties surrounding the revised rule and ambiguities in the Department of Education’s related guidance, or otherwise, we can make no assurances that the Department would not find deficiencies in our current or future employee compensation plans contractual arrangements.  Similarly, there can be no assurance that the Department of Education would not find deficiencies in our former and contractual arrangements. In addition, in recent years, other postsecondary educational institutions have been named as defendants to whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees pursuant to the Federal False Claims Act, alleging that their institution’s compensation practices did not comply with the incentive compensation rule. A qui tam case is a civil lawsuit brought by one or more individuals, referred to as a relator, on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case, including the possibility of treble damages. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit.

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

Misrepresentation.  The Higher Education Act and current regulations authorize the Department of Education to take action against an institution that participates in Title IV programs for any “substantial misrepresentation” made by that institution regarding the nature of its educational program, its financial charges, or the employability of its graduates. Effective July 1, 2011, the final regulations published on October 29, 2010 expand the definition of “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas and expands the parties to whom a substantial misrepresentation cannot be made. The regulations also augment the actions the Department of Education may take if it determines that an institution has engaged in substantial misrepresentation. Under the final regulations, the Department of Education may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in Title IV programs, or initiate proceedings to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV programs. On June 5, 2012, the U.S. Court of Appeals for the District of Columbia vacated portions of the substantial misrepresentation regulation that permitted the U.S. Department of Education to: (i) revoke an institution's program participation agreement or impose limitations on an institution's participation without affording procedural protections; (ii) proscribe misrepresentations with respect to subjects not covered by the Higher Education Act; and (iii) proscribe statements that are merely confusing. The court remanded the matters so that the Department of Education can revise the regulations. The Department of Education could promulgate regulations that expand its role in monitoring and enforcing prohibitions on misrepresentation.

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

College Affordability and Transparency Lists.   Under HEOA, the Department of Education has published on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its web site. The Department of Education also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted. Currently, we are listed as the institution with the lowest tuition among private for-profit, four-year or above institutions. We are also listed as the institution with the eighth lowest net price among private for-profit, four-year or above institutions. We cannot predict with certainty the effect such lists will have on our operations.

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

On February 28, 2011 the U.S. Department of Education began an on-site program review of APUS' administration of the Title IV programs. In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, the Department of Education sends the institution a program review report. The institution has the opportunity to respond to the findings in the program review report. The Department of Education then issues a final program review determination letter, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the final program review determination letter. The site visit for our program review, which covered the 2009-2010 and 2010-2011 award years, took place from February 28, 2011 through March 4, 2011.

APUS received the program review report in April 2011. The report included three findings, two of which involve individual student specific errors. The third finding was that APUS' policies failed to treat certain students as having unofficially withdrawn from the institution and that the University consequently failed to calculate and return federal student financial aid that APUS was required to return to the Department of Education as the result of these unofficial withdrawals. The Department's position is that students who did not “earn an F grade” in a payment period should be treated as having unofficially withdrawn from the school, even if they had future course registrations in the next payment period. We disagree with this interpretation of Department of Education regulations, and APUS filed a response to the Department of Education in June 2011 and responded to follow-up requests from the Department of Education.

On May 14, 2012 the Department of Education issued a Final Program Review Determination, or FPRD. The FPRD (1) identified liabilities resulting from the program review report findings, (2) provided instructions for payment of the liabilities to the Department of Education, (3) notified APUS of its right to appeal, and (4) notified APUS that under Department of Education regulations, APUS was required to post an irrevocable letter of credit payable to the U.S. Secretary of Education due to the number of unpaid and late refunds identified as part of the program review. The liabilities and letter of credit requirements are based on the program review report's finding that APUS' policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that APUS consequently failed to calculate and return federal student financial aid to the Department of Education as a result of these unofficial withdrawals. The FPRD stated that APUS' total monetary liability, including interest, was $1,040,851. Notwithstanding that the Company disagreed with the Department's position, after considering the time, effort, expense and other factors involved in a full appeal, the Company determined to pay the liability. After paying a portion of the liability, APUS timely appealed the remaining amount because it discovered discrepancies in the Department of Education's records as compared to its records for certain students at issue in the FPRD. By letter dated July 24, 2012, the Department of Education withdrew the FPRD without prejudice and indicated its intent to reissue a revised FPRD at a later date.  APUS subsequently received a revised FPRD Letter dated August 8, 2012.  The August 8 FPRD Letter was substantially similar to the May 14 FPRD Letter but it provided for a reduced liability amount.  The total liability amount in the May 14 FPRD Letter was $1,040,851; the total liability amount in the August 8 FPRD Letter was $1,033,403.  By the time of the August 8 FPRD Letter, APUS had already paid $909,095 based on the May 14 FPRD. In addition, the Company accrued $56,000 at June 30, 2012 for interest expense related to the FPRD. APUS determined that it would not appeal the August 8 FPRD Letter, and in a courtesy letter to Department of Education it undertook to pay the remaining amount due as specified in the FPRD.  Because we cannot be assured that we will be able to collect the full amounts from the relevant former students, we have established a reserve against these receivables.  We will continue to monitor the collection history and the reserve established.  In response to the FPRD, we have also posted an irrevocable letter of credit in favor of the Department of Education in the amount of $163,284.

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

Restrictions on Adding Educational Programs.   State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional programs. Many states require approval before institutions can add new programs under specified conditions. The Higher Learning Commission and the West Virginia Higher Education Policy Commission generally require institutions to notify them in advance of implementing new programs, and upon notification, may undertake a review of the institution’s licensure, authorization, or accreditation.

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

The final regulations published on October 29, 2010 establish a new process under which an institution must apply for approval to offer a program that, under the Higher Education Act, prepares students for “gainful employment in a recognized occupation” in order to be eligible for Title IV funds. Effective July 1, 2011, an institution must notify the Department of Education at least 90 days before the first day of classes when it intends to add a program that prepares students for gainful employment. On September 27, 2011, the Department of Education issued an NPRM proposing a streamlined approval process that targets only the worst-performing programs, specifically programs that are the same or substantially similar to previous programs that failed gainful employment metric(s). On June 30, 2012, the U.S. District Court for the District of Columbia struck down the gainful employment metrics and regulations related to notifying (and potentially obtaining approval from) ED for new programs. Pending a final ruling in this case, the Department of Education has advised schools to follow the rules on additional programs that immediately preceded the gainful employment rules. For more information about the gainful employment regulations, see above “Regulation of Title IV Financial Aid Programs – Gainful Employment.”  The Department of Education may still, as a condition of certification to participate in Title IV programs, require prior approval of programs or otherwise restrict the number of programs an institution may add.

Change in Ownership Resulting in a Change of Control.   Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. In addition, our accrediting agencies, The Higher Learning Commission, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to The Higher Learning Commission include changes in the legal status, ownership, or form of control of the institution, such as the sale of a proprietary institution. Also, The Higher Learning Commission must approve a substantive change in advance in order to include the change in the institution’s accreditation status. In addition, The Higher Learning Commission also requires an on-site evaluation within six months to confirm the appropriateness of the approval.

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

Pending Regulatory Changes

Negotiated Rulemaking. On May 5, 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department of Education also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition. In spring 2012, the Department of Education convened two negotiated rulemaking committees -- one on teacher preparation and one on student loans – that each held a series of meetings to discuss proposed changes to applicable regulations. Negotiators reached consensus on proposed regulatory language on 25 student loan issues, which will result in two packages of proposed rules to be published for public comment before final promulgation. Proposed rules relating to various loan repayment issues, including a new income-based repayment plan for the Direct Loan program, were issued November 1, 2012. Although the rule was originally scheduled to become effective on July 1, 2013, the Department of Education announced the rule would go into effect on December 21, 2012.  Also, the Department of Education issued a NPRM on July 17, 2012 addressing discharges of loans for borrowers who suffer from total and permanent disability, and the Department of Education promulgated final rules on November 1, 2012. Proposed rules relating to other loan issues are expected in 2013, to be effective in 2014. Negotiators failed to reach consensus on proposed regulations related to teacher preparation programs and the awarding of TEACH Grants. The committee disagreed about how, if at all, students' test scores should be used to judge the effectiveness of their teacher's preparation program. Such so-called “value added scores” were promoted by the Department of Education during the negotiations as one way to determine which institutions should be eligible to award TEACH Grants to students in their teacher preparation programs. As the negotiators failed to reach consensus, the Department of Education is now responsible for drafting proposed regulations, to be released at a future date.  APUS offers a state-approved educator certification program in West Virginia and would therefore be subject to any regulations that may be promulgated.

On April 25, 2012, the Department of Education announced that it would be publishing a notice regarding its intent to establish a negotiated rulemaking committee to prepare proposed regulations for the Title IV programs.  The announcement states that the Department of Education intends to develop proposed regulations designed to prevent fraud and otherwise ensure proper use of Title IV program funds, and to improve and streamline the campus-based Title IV programs.  The announcement states that the Department of Education is considering regulatory changes related to the disbursement of Title IV program funds, particularly electronic funds transfers made directly to a student's bank account and available to the student via debit or another bank-provided card.  The Department of Education held two public hearings in May 2012. Negotiations were expected to begin in 2012 but to date the Department of Education has not announced negotiated rulemaking teams or a negotiated rulemaking schedule.

Executive Order on Military and Veterans Benefits Programs. On April 27, 2012, President Obama issued an Executive Order, which we refer to as the EO, that directs the Departments of Defense, Veterans Affairs, and Education to establish “Principles of Excellence to strengthen oversight, enforcement, and accountability”, which we refer to as the Principles, in connection with the Post-9/11  GI Bill and the Department of Defense tuition assistance program.  The EO requires the Principles to apply to all education institutions that receive funding from military and veterans education benefits programs, and it does not distinguish among not-for-profit, public, and for-profit institutions.  The Principles include, for example, disclosure obligations related to program costs, student aid eligibility, estimated loan debt, student outcomes, and education plans and a prohibition on “fraudulent and aggressive recruiting techniques” on and off military installations.  The agencies must implement the Principles through various actions, and within 90 days after the date of the EO they must report to the President their progress, including in terms of revisions to regulations, guidance documents, memoranda of understanding, and other policies related to the Post-9/11 GI Bill and DoD tuition assistance.  In addition, among other action, the Departments of Defense, Veterans Affairs, and Education are directed to develop a comprehensive strategy to establish service member and veteran student outcome measures that are comparable, to the maximum extent practicable, across military and veterans education benefit programs, and the Department of Education must collect from institutions and publish information on the amount of funding institutions receive from the Post-9/11 GI Bill and the Department of Defense tuition assistance program. The EO also contains requirements related to enforcement of and compliance related to the Principles, including, for example, development of complaint systems and establishment of procedures for program reviews.  Because a significant portion of our students use funding from military and veterans benefits programs, any actions that these agencies take could have a significant impact on our business.

The Department of Veterans Affairs requested that each education institution state, by electronic mail sent by August 1, 2012, its intent to comply with the Principles.  We notified the Department of Veterans Affairs that APUS intends to make a good faith effort to comply with the EO, subject to clarifying guidance and interpretation by the Departments of Defense, Veteran Affairs and Education and/or the Consumer Financial Protection Bureau.  On July 13, 2012, the Department of Education issued guidance on each Principle's meaning.  The EO requires the Secretaries of Defense and Veterans Affairs, in consultation with the Secretary of Education and the Director of the Consumer Financial Protection Bureau, to submit a plan to strengthen enforcement and compliance related to the Principles before the end of July 2012. Such plan has not been published. We do not know what further actions the Departments of Defense, Veterans Affairs, and Education will take to implement the Principles.

Consumer Financial Protection Bureau. On August 29, 2012, the Consumer Financial Protection Bureau, or CFPB, submitted a report to the Senate Committee on Banking, Housing, and Urban Affairs, the Senate HELP Committee, the House of Representatives Committee on Financial Services, and the House of Representatives Committee on Education and the Workforce entitled “Private Student Loans.” The report contained specific suggestions for Congressional action to restructure the student lending experience, including possibly requiring institutions to certify that a student is not eligible for any further federal funds before a private loan may be issued to such student. On October 16, 2012, the Consumer Financial Protection Bureau's Ombudsman for private student loan matters issued a report containing recommendations for the Senate Committee on Banking, Housing, and Urban Affairs, the Senate HELP Committee, the House Committee on Financial Services, the House Committee on Education and the Workforce, the Secretary of the Treasury, the Director of the Consumer Financial Protection Bureau, and the Secretary of Education. The report addressed potential reforms to student loan servicing and expansion of loan modification and refinancing options. In addition, on October 18, 2012 the Consumer Financial Protection Bureau released a report entitled “The Next Front? Student Loan Servicing and the Cost to Our Men and Women in Uniform.”  The report details the challenges that some service members have encountered when utilizing private and federal student loans. We do not know what steps may be taken by Congress or federal agencies in response to this report, or the report of the majority staff of the HELP Committee, and whether such actions (if any) will have an adverse effect on our business or results of operations. Also, on January 31, 2013, CFPB encouraged institutions of higher education, students, and others to provide information to the CFPB by March 18, 2013 about the financial products and services currently offered to students, and comments on how current and future arrangements between institutions of higher education and financial institutions could be structured in order to promote positive financial decision-making among consumers.

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

Our revenue increased 33% from $149.0 million in 2009 to $198.2 million in 2010, 31% from $198.2 million in 2010 to $260.4 million in 2011, and 20% from $260.4 to $313.5 in 2012 primarily due to strong referrals from current students, new student marketing, and the variety and affordability of our program offerings. The same factors that led to the growth in revenues also contributed to our net income improving to $42.3 million in 2012 from $40.8 million in 2011. The rate of revenue growth from 2011 to 2012 was at a slower pace than the rate of growth from 2009 to 2011. As our revenue base has grown, our growth rate percentages have declined, and it may continue to decline. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue and earnings growth, or if investors react negatively to the slowing of our growth rates, the value of our stock price may decline.

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

Beginning with registrations for the third quarter of 2010, we observed that for a period of time the growth of our net course registrations from active duty military students slowed more than we expected.  We do not know all of the factors that caused this to occur.  We believe that the changes we saw in net course registrations from active duty military students were in part due to increased operations activity and overseas deployments across all branches of the US military, particularly the level of activity in the United States Marine Corps.  We believe that increased demands on many active duty military personnel, combined with limited internet access associated with some deployments, impacted the ability of certain active duty military students to pursue higher education in 2010. Due to the variability of military activity and other factors over which we have no control, the difficulty in predicting military enrollments that we encountered in 2010 could continue in the future or become more pronounced. In addition, over the next several years the number of active and reserve military professionals is likely to decrease if, as proposed, the military downsizes its forces incrementally. Any decline in the enrollments, or decline in the growth of enrollments, from active duty military students could have an adverse impact on our total net course registrations and revenues.

Tuition assistance programs offered to United States Armed Forces personnel constituted 38% of our adjusted net course registrations for 2012, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced or eliminated.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of the armed forces that they may use to pursue postsecondary degrees. Service members of the United States Armed Forces can use tuition assistance at postsecondary schools that are accredited by accrediting agencies recognized by the U.S. Secretary of Education and that sign a Memorandum of Understanding with the Department of Defense.  We rely for a significant portion of our revenues on the tuition assistance programs offered to United States Armed Forces personnel.  Our tuition is currently structured so that tuition assistance payments for service members fully cover the service member’s per course tuition cost of our undergraduate courses and cover more than 75% of the per course tuition cost of our graduate courses.  If we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues would be significantly reduced resulting in a material adverse effect on our results of operations and financial condition.

A recent congressional investigation of  DoD tuition assistance programs used for distance education and proprietary institutions and a DoD rulemaking that increases oversight of educational programs offered to active service members could result in legislation that limits in whole or in part our participation in the tuition assistance program. In January 2012, Senators Harkin and Durbin introduced legislation that would modify the Higher Education Act’s 90/10 Rule.  Under the Higher Education Act, a proprietary institution is prohibited from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). An institution that derives more than 90% of its cash-basis revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. The proposed legislation would decrease the limit to 85% and would count DoD tuition assistance and veterans' education benefits toward that limit. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance and veterans' educations benefits toward the 90% limit, along with Title IV programs. Although these changes alone would not have caused American Public University System, or APUS, to be in violation of the rule based upon 2012 revenues, they would reduce the margin of compliance and make APUS more vulnerable to changes in its revenue sources. These changes would also likely reduce competition in the market for military students utilizing DoD tuition assistance and veterans' educations benefits, which may increase the percentage of our student body comprised by such students, increasing the possibility of our non-compliance with the 90/10 Rule, if modified by these proposed changes. See “Risks Related to the Regulation of our Industry” for additional information on these developments.

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

We are not able to estimate the effect of future expected changes to the tuition assistance programs or whether the services would impose other criteria in addition to the level of reimbursement that would impact enrollments from service members.   We are also not able to estimate the response that our competitors would take to reduced tuition assistance payments or the willingness of service members to use their Top-Up option available to them under their veterans' benefits.  In this regard, our competitors, particularly those with larger student populations or a smaller concentration of students from the military, may be better situated to lower the cost of tuition to service members.

If we are no longer able to receive tuition assistance payments or the tuition assistance program is reduced or eliminated, our enrollments and revenues could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

Implementation of Executive Orders by federal agencies may impose additional regulatory burdens upon us and negatively affect our business or results of operations.

On April 27, 2012, President Obama issued an Executive Order, which we refer to as the EO,  that directs the Departments of Defense, Veterans Affairs, and Education to establish “Principles of Excellence to strengthen oversight, enforcement, and accountability”, which we refer to as the Principles, in connection with the Post-9/11  GI Bill and the DoD tuition assistance program.  The EO requires the Principles to apply to all education institutions that receive funding from military and veterans' education benefits programs, and it does not distinguish among not-for-profit, public, and for-profit institutions. The Principles include, for example, disclosure obligations related to program costs, student aid eligibility, estimated loan debt, student outcomes, and education plans, and a prohibition on “fraudulent and aggressive recruiting techniques” on and off military installations. The agencies must implement the Principles through various actions, and within 90 days after the date of the EO they must report to the President their progress, including in terms of revisions to regulations, guidance documents, memoranda of understanding, and other policies related to the Post-9/11 GI Bill and Department of Defense tuition assistance. In addition, among other action, the Departments of Defense, Veterans Affairs, and Education are directed to develop a comprehensive strategy to establish service member and veteran student outcome measures that are comparable, to the maximum extent practicable, across military and veterans education benefit programs, and the Department of Education must collect from institutions and publish information on the amount of funding institutions receive from the Post-9/11 GI Bill and the DoD tuition assistance program. The EO also contains requirements related to enforcement of and compliance related to the Principles, including, for example, development of complaint systems and establishment of procedures for program reviews.  Because a significant portion of our students use funding from military and veterans benefits programs, any actions that these agencies take could have a significant impact on our business.

The Department of Veterans Affairs requested that each education institution state, by electronic mail sent by August 1, 2012, its intent to comply with the Principles.  We notified the Department of Veterans Affairs that APUS intends to make a good faith effort to comply with EO, subject to clarifying guidance and interpretation by the Departments of Defense,  Veteran Affairs, Education and/or the Consumer Financial Protection Bureau.  On July 13, 2012, the Department of Education issued guidance on each Principle's meaning.  The EO requires the Secretaries of Defense and Veterans Affairs, in consultation with the Secretary of Education and the Director of the Consumer Financial Protection Bureau, to submit a plan to strengthen enforcement and compliance related to the Principles before the end of July 2012.  Such plan has not been published.  We do not know what further actions the Departments of Defense, Veterans Affairs, and Education will take to implement the Principles.

Strong competition in the postsecondary education market, especially in the online education market, could decrease our market share and increase our cost of acquiring students.

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have access to resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students, particularly in the non-military sector of the market. In the military sector of the market, we believe that for-profit schools may increasingly be seeking to attract military students, including because these schools may see it as helpful in their efforts to comply with the 90/10 Rule, as currently DoD tuition assistance and veterans' education benefits do not count towards the 90% limit.

We expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs. We are also continuing to see increasing differentiation between the way in which our competitors are delivering online offerings, which impacts the ability to attract students, facilitate access to education and provide convenience to learners.  We believe that in the future many online students will be attracted to institutions in part because of the technology that the institutions offer and the way in which that technology facilitates access to education and learning.

In addition, we face new competition from various emerging non-traditional, credit-bearing and non-credit-bearing education programs, provided by proprietary, not-for-profit and public providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services, as well as other offerings at low costs to students.  These emerging non-traditional programs could also lead to fundamental changes in the way in which higher education is delivered and recognized and the value that is placed on a traditional degree of the type we offer.

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

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. On June 30, 2012, the U.S. District Court for the District of Columbia vacated the regulations requiring the U.S. Department of Education to receive notice of (and possibly approve) any new program that prepares students for gainful employment, which for APUS includes most of its programs. However, pre-existing regulations require institutions to obtain Department of Education approval for new programs under certain circumstances, and it is unclear whether the Department of Education will repromulgate the vacated regulation in a form that can withstand challenge. See “Risks Related to the Regulation of our Industry” for additional information on program approval requirements. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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

Building awareness of AMU and APU and the programs we offer among potential students is critical to our ability to attract new students. In order to maintain and increase our revenues and profits, we must continue to attract new students in a cost-effective manner and these students must remain active in our programs.  In addition, because we experience declines in our student population as a result of graduation, transfers to other academic institutions, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those that have left AMU or APU.  Beginning in 2009 and continuing into 2012, we increased the amounts spent on marketing and advertising, and we anticipate this trend to continue, particularly as a result of our attempts to attract and retain students from non-military market sectors. We use marketing tools such as the Internet, exhibits at conferences, and print media advertising to promote our schools and programs, and we also began using more traditional media advertising beginning in 2011 and continuing through 2012. Additionally, we rely on the general reputation of AMU and APU and referrals from current students, alumni and educational service officers in the United States Armed Forces as a source of new students. Some of the factors that could prevent us from successfully advertising and marketing our programs and from successfully enrolling and retaining students in our programs include:

●	the emergence of more successful competitors and tuition-free or other low-cost courses;

●	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

●	limits on our ability to attract and retain effective employees because of the new incentive payment rule (see “Risks Related to the Regulation of our Industry”);

●	performance problems with our online systems;

●	failure to maintain accreditation;

●	student dissatisfaction with our services and programs;

●	failure to develop a message or image that resonates well within non-military sectors of the market;

●	adverse publicity regarding us, our competitors or online or for-profit education generally;

●	adverse developments in our relationship with military educational service officers;

●	a decline in the acceptance of online education; and

●	a decrease in the perceived or actual economic benefits that students derive from our programs.

On January 10, 2013, the President signed Improving Transparency of Education Opportunities for Veterans Act,  which requires the Secretary of the Department of Veterans Affairs to develop a policy to improve outreach and transparency to service members and veterans by providing information about institutions of higher education, including a centralized mechanism to publish feedback from students and state approving agencies about each institution's quality of instruction, recruiting practices, and placement of graduates.  Although the law permits us to verify the feedback and address any issues that we might identify with such feedback before it is published, it is unclear whether the feedback's substance or presentation will negatively affect our ability to attract and retain students. The Department of Veterans Affairs may promulgate regulations to implement the provisions. In addition, the Department of Education began publishing a “College Scorecard” on February 13, 2013, which allows students to compare institutions based on data such as potential earnings and average student-loan debt. It is unclear how students will use this tool, and whether it will negatively affect our ability to attract and retain students.

To continue to grow our enrollment, we expect to continue to increase the amounts that we spend on marketing and advertising as our historical approach to marketing and advertising may not be able to sustain meaningful growth rates.  However, because we are smaller than most of our competitors and because our tuition is generally lower, we have fewer funds available to spend on marketing and advertising than they do. Furthermore, our success using marketing approaches that are relatively new to us has led to students that we believe do not perform as well as the students that our historical approach has attained. Accordingly, we may find it increasingly difficult to continue to compete and grow our enrollments.

If we are unable to continue to develop awareness of AMU and APU and the programs we offer, and to enroll and retain students in both military and non-military market sectors, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

We have limited experience in making investments in other entities, and any such investments may not result in strategic benefits for us or could expose us to other risks.

In 2012, we made an investment in NWHW Holdings, Inc., or NWHW Holdings,  that is intended to result in certain strategic benefits to the Company.  To assist us in achieving elements of our growth strategy or to further develop our business capabilities, from time to time we will consider and may pursue strategic investments and acquisitions.  This could include, among other things, investments in, partnerships or joint ventures with, or the acquisition of other schools, service providers or education technology related companies, among other types of entities.  Historically, however,  we have not made debt or equity investments in other entities, and investing in another entity requires expertise in evaluating another entity's business and identifying strategic benefits of a potential investment in such entity, among other expertise.  These types of investments involve significant challenges and risks including that the investment does not advance our business strategy, that it has an adverse effect on our results of operations, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management's attention is diverted from our core business.  These events could harm our operating results or financial condition.  Any investments in other entities may also subject us to the operating and financial risks of such entities, and we rely on the internal controls and financial reporting controls of such entities.

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

Our systems, particularly those related to  Partnership At a Distance™, or PAD,  have been predominantly developed in-house, with limited support from outside vendors. We are continuously working on upgrades to PAD, and our employees continue to devote substantial time to its development. To the extent that we face problems with the PAD system, we may not have the capacity to address the problems with our internal capability, and we may not be able to identify outside contractors with expertise relevant to our custom system. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. Not all of our critical systems are protected by a validated formal disaster recovery plan and redundant disaster recovery infrastructure at a geographically remote data center. We are currently executing our plan to implement disaster recovery infrastructure for our remaining critical systems to allow timely recovery from catastrophic failure. For those systems not yet protected, a catastrophic failure or unavailability for any reason of our principal data center may require us to replicate the function of this data center at our existing remote data facility or elsewhere, and could result in the loss of data. An event such as this may require service restoration activities that could take up to several weeks to complete.

Any failure of our online classroom system could also prevent students from accessing their courses. Any interruption to our technology infrastructure could have a material adverse effect on our ability to attract and retain students and could require us to incur additional expenses to correct or mitigate the interruption.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information, personal information about our students or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. We engage multiple security assessment providers on a periodic basis to review and assess our security. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure. However, we cannot assure you that these security assessments and audits will protect our computer networks against the threat of security breaches. Any of these events could have a material adverse effect on our business, financial condition or results of operations. We maintain a limited amount of business disruption insurance that may cover certain types of disruptions.  However, there can be no assurance that insurance proceeds, if available, would be adequate to compensate us for damages sustained due to these disruptions.

System disruptions to our online classroom and technology infrastructure could negatively impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

Historically, our online classroom employed the Educator™ learning management system pursuant to a license from Ucompass.com, Inc. We determined that it was in our long-term best interest to transition to a new online classroom that allows us to integrate additional technologies and resources, and in 2010 we began the migration to the Sakai Collaboration and Learning Environment (CLE), an open-source Learning Management System, as the foundational software for our online classroom.  Our online classroom is central to our operations, and the process of switching to Sakai CLE was complicated and time consuming, involving customization and integration with the rest of our technology infrastructure.  The migration was completed in early September 2011.  Shortly after the completion of the migration, we experienced periods of unplanned downtime in our online classroom during periods of peak utilization.  We believe that in mid-October 2011 we identified the cause of this downtime and took appropriate steps to mitigate the problem.  However, we cannot be certain that similar problems will not occur in the future.

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

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. Also, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy, and the increased availability and use of mobile data devices by our employees and students increases the risk of unintentional disclosure of personal information. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot ensure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, and any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may also need to invest capital, time and resources to update our technology in response to competitive pressures or changes in the marketplace, including the technological preferences of our students and prospective students. For example, students and prospective students seeking to access our online classroom and related administrative infrastructure through devices such as tablets and mobile telephones, rather than traditional desktop and laptop computers, may find our interface difficult to navigate or inoperable in whole or part.  As a result, prospective students may be discouraged from enrolling in our courses, and current students may be discouraged from completing academic and administrative tasks without assistance.

Even with sufficient investment, our resources may become impaired or obsolete. . If we are unable to increase the capacity of our resources or update our resources appropriately, our ability to handle growth, our ability to attract or retain students, and our financial condition and results of operations could be adversely affected. Similarly, even if we are able to increase the capacity of our resources and update our resources appropriately, our financial condition and results of operations could be adversely affected by an increased level of spending.

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

To execute our growth strategy, we must attract and retain highly qualified management, faculty, administrators and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. Our growth places constant demands on us to find qualified individuals across all levels of our institution from our most senior managers down throughout the organization.   If we fail to attract new management, faculty, administrators or skilled personnel or fail to retain and motivate our existing management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed.

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

Grants and loans to students under the federal government’s Title IV programs are primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can be expected to contribute to that cost. In order to account for living expenses and other costs that our students may reasonably incur in the context of pursuing a degree or certificate, the cost of attending APUS is an amount that exceeds the cost of our tuition.  While some students elect to receive grants and loans that cover only the cost of tuition, others elect to receive amounts up to the full cost of attendance.  When APUS receives Title IV funds from the federal government on a student’s behalf, it credits those funds to the student’s account.  If a student has elected to receive funds in excess of the cost of tuition and fees, a Title IV credit balance occurs, and APUS must pay that credit balance to the student unless the student has authorized APUS to hold the credit balance or take other permissible action with respect to the credit balance. The availability of Title IV funds, including the Title IV credit balance payment, is an important part of enabling some students to pursue a degree or certificate.  However, some individuals seek to take advantage of the availability of Title IV funds by enrolling for the purpose of obtaining such funds.  On September 26, 2011, the Department of Education’s Inspector General released a report about an increasing number of cases involving large, loosely affiliated groups of individuals, so-called “fraud rings”, who conspire to defraud the Title IV programs through enrollment in distance education programs. These fraud rings are taking advantage of the availability of Title IV credit balance payments where the cost of attendance exceeds the cost of tuition and fees.  We have been the target of fraudulent activity by individuals and groups with respect to student enrollment and the Title IV programs, and given our continued growth and status as an online education provider and our relatively low tuition, we believe that we will increasingly be subject to such activities.  We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and Title IV aid.  We cannot be certain that our systems and processes will be adequate in the face of increasing and increasingly sophisticated fraud schemes or that we will be able to expand such systems and processes at a pace consistent with our growth.

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

As a result of all of the above factors, the growth in our enrollments reflects some students who will not persist as students.  We have also been the target of fraudulent activities by outside parties with respect to student enrollment and Title IV programs, and as we continue to grow, we may be susceptible to an increase of such activities. We are not able to estimate the number of students who fall into these enrollment categories, and we are not able to estimate the impact on our enrollments over time, or any additional impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV student loans.

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

On April 25, 2012, the Department of Education announced that it would publish a notice regarding its intent to establish a negotiated rulemaking committee to prepare proposed regulations for the Title IV programs. The announcement states that the Department of Education intends to develop proposed regulations designed to prevent fraud and otherwise ensure proper use of Title IV program funds, and to improve and streamline the campus-based Title IV programs.  The announcement states that the Department of Education is considering regulatory changes related to the disbursement of Title IV program funds, particularly electronic funds transfers made directly to a student's bank account and available to the student via debit or another bank-provided card.  The Department of Education held two public hearings in May 2012. Negotiations were expected to begin in 2012 but to date the Department of Education has not announced negotiated rulemaking teams or a negotiated rulemaking schedule. New regulations could affect the manner in which we do business, increase our cost of doing business, or have a material adverse effect on our business, financial condition, results of operations and cash flows.

 The protection of our operations through exclusive proprietary rights and intellectual property is limited, and we encounter disputes from time to time relating to our use of intellectual property of third parties, any of which could harm our operations and prospects.

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. This intellectual property includes but is not limited to course materials, business know-how, software and internal processes and procedures developed to respond to the requirements of operating and various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, agreements, and registrations to protect our intellectual property. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to various marks, including “AMERICAN MILITARY UNIVERSITY,” “AMERICAN PUBLIC UNIVERSITY,” “AMERICAN PUBLIC UNIVERSITY SYSTEM,” "Ready when you are." "RESPECTED. AFFORDABLE. ONLINE." and “EDUCATING THOSE WHO SERVE,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third party content experts. We cannot assure you that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material, other content, software and technology, and offer competing programs and/or services to ours.

In particular, third parties may attempt to develop competing programs or services or duplicate or copy aspects of our curriculum, online resource material, quality management, systems and other proprietary content. Any such attempt, if successful, could adversely affect our business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our competitors of competing courses and programs. In July 2011, a complaint for a declaratory judgment was commenced against us seeking a judicial declaration that the plaintiff did not infringe certain of our trademark rights.  While we believe that matter was favorably resolved because the third party ceased to use certain marks, we cannot be certain that other third parties will not infringe our trademark or other intellectual property rights in the future or that the rights we believe that we have to our significant trademarks and other intellectual property rights will be found to be enforceable.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. We believe that some third parties are becoming more aggressive in pursuing enforcement of their intellectual property portfolios, and these third parties or others may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. In July 2006, we settled a dispute with another institution regarding the use of certain marks that allowed us to continue to use the marks at issue, but we may not be able to favorably resolve future disputes. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.

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

In August 2010, DoD issued a proposed rule that would increase oversight of educational programs offered to active service members. The final rule, published December 7, 2012 and effective January 7, 2013, requires all institutions to sign a Memorandum of Understanding, or MOU, by March 1, 2013. The MOU outlines certain commitments and agreements between the institution and DoD prior to accepting funds under the tuition assistance program. We have entered into a MOU with DOD. However the requirement to enter into a MOU, and the related increased focus by the DoD on relationships and oversight of educational providers could lead to changes in the nature of our relationships with military bases and educational service officers (including possibly needing to enter into separate installation MOUs and obtain permission to counsel students in person on the installation), which could be adverse in nature. At least one installation has banned educational providers from directly counseling potential students on the installation. Additional installations may determine to institute similar bans, which could materially and adversely affect our revenues and results of operations.

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

APUS is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in the tuition assistance programs of the United States Armed Forces. In 2012, we derived approximately 38% of our revenue from net course registrations from these tuition assistance programs. Accreditation by an accrediting agency that is recognized by the Secretary of Education for Title IV purposes is also required for an institution to become and remain eligible to participate in Title IV programs. APUS achieved regional accreditation from The Higher Learning Commission in 2006. We were also accredited by the Accrediting Commission of the Distance Education and Training Council, or DETC, until April 30, 2012, when we voluntarily withdrew our accreditation. We have always identified The Higher Learning Commission as our primary accreditor for Title IV purposes. Therefore, our withdrawal of DETC accreditation did not affect our Title IV participation.

The Higher Learning Commission may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited APUS must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at The Higher Learning Commission. Loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the United States Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues, and results of operations.

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

Scrutiny of accrediting agencies and their accreditation of proprietary institutions is likely to continue. For example, The Higher Learning Commission received further scrutiny in March 2011 during a Senate HELP Committee hearing focused on accreditation of proprietary institutions. If the Department of Education were to limit, suspend, or terminate The Higher Learning Commission’s recognition, we would lose our ability to participate in the Title IV programs. Our students and our institution would be ineligible to participate in the Title IV programs, and such consequence would have a material adverse effect on enrollments, revenues, and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

Furthermore, because the for-profit education sector is growing at such a rapid pace, it is possible that accrediting bodies will respond to that growth by adopting additional criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of for-profit institutions like us. For example, in June 2009 and February 2010, The Higher Learning Commission adopted new policies related to institutional control, structure, and organization.  Part of The Higher Learning Commission’s rationale for these changes was to better define the range of its oversight of transactions related to change of ownership at institutions. The new policies extend The Higher Learning Commission’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the new policies, The Higher Learning Commission also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could open up an accredited institution to additional reviews by The Higher Learning Commission and possible change from an accredited status to candidate status, which enhances the risks of these types of actions. In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs. For-profit institutions may also be less attractive acquisition candidates because The Higher Learning Commission has enhanced its scrutiny of change in control transactions, obtained the explicit ability to move an institution from accredited status to candidate status, and will be examining more closely entities that own accredited institutions. If The Higher Learning Commission determines that a change required its prior approval but an institution failed to obtain such approval, The Higher Learning Commission may consider withdrawing accreditation.

New and anticipated regulations published by the U.S. Department of Education could result in regulatory changes that may materially and adversely affect our business.

On October 29, 2010, the Department of Education published final regulations concerning certain institutional eligibility issues (such as state authorization for postsecondary education institutions), definitional issues (such as the definition of “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (such as gainful employment program reporting and disclosure, incentive payment and misrepresentation), as well as final regulations to establish a process under which an institution applies for approval to offer an educational program that prepares students for gainful employment in a recognized occupation.  These final regulations were generally effective July 1, 2011.  On June 13, 2011, the Department of Education published final regulations on metrics for gainful employment programs effective July 1, 2012. Collectively, the October 29 and June 13 regulations are referred to as the “program integrity” regulations. On June 30, 2012, the U.S. District Court for the District of Columbia struck down the metrics for gainful employment programs and certain related requirements, including the requirement that an institution obtain Department of Education approval for new gainful employment programs; the court ruled one day before the metrics would have gone into effect. The program integrity regulations are described above in “Regulation of Title IV Financial Aid Programs - Recent Regulatory Changes.”

On May 5, 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department of Education also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition.  In spring 2012, the Department of Education convened two negotiated rulemaking committees- one on teacher preparation and one on student loans- that each held a series of meetings to discuss proposed changes to applicable regulations. Negotiators reached consensus on proposed regulatory language on 25 student loan issues, which will result in two packages of proposed rules to be published for public comment before final promulgation.  Proposed rules relating to various loan repayment issues, including a new income-based repayment plan for the Direct Loan program, were issued November 1, 2012. Although the rule was originally scheduled to become effective on July 1, 2013, the Department of Education announced the rule would go into effect on December 21, 2012. Also, the Department of Education issued a NPRM on July 17, 2012 addressing discharges of loans for borrowers who suffer from total and permanent disability, and the Department of Education promulgated final rules on November 1, 2012. Proposed rules relating to other loan-related topics are expected in 2013, to be effective in 2014.

Negotiators failed to reach consensus on proposed regulations related to teacher preparation programs and the awarding of TEACH Grants. The committee disagreed about how, if at all, students' test scores should be used to judge the effectiveness of their teachers preparation program. Such so-called “value added scores” were promoted by the Department of Education during the negotiations as one way to determine which institutions should be eligible to award TEACH Grants to students in their teacher preparation programs. As the negotiators failed to reach consensus, the Department of Education is now responsible for drafting proposed regulations, to be released at a future date.

If our efforts to comply with new and pending regulations are inconsistent with how the Department of Education interprets those provisions, due to uncertainty about the meaning of the rules or otherwise, we may be found to be in noncompliance with such provisions and the Department of Education could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. We cannot predict with certainty the effect the new and pending regulatory provisions will have on our business.

A number of the risk factors below address potential substantive concerns and risks with respect to the new regulations. With respect to the final regulations generally, and each of the regulations discussed in the risk factors below specifically, we cannot predict how the final regulations will be interpreted. Compliance with any of these new rules or uncertainty that results from the rules being recently promulgated and the absence of past practice and limited guidance as to the implementation of these new rules could have an adverse impact on our enrollment, affect the manner in which we do business, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Lack of clarity in the final rules or guidance by the Department of Education could result in uncertainties continuing for some period of time, and may require us to adopt overly-narrow practices until clarity is obtained, and as a result our business could be materially and adversely affected.

A failure to meet U.S. Department of Education standards regarding “gainful employment” may result in the loss of eligibility to participate in Title IV programs.

On June 13, 2011, the Department of Education published final regulations on gainful employment programs effective July 1, 2012. The regulations established metrics related to student loan repayment rates and debt-to-income ratios for gainful employment programs. If a program failed all three of the gainful employment metrics in a given year, the U.S. Department of Education would require the institution to disclose the amount by which the program under-performed the metrics and the institution’s plan for program improvement. Also, the regulations required an institution to establish a three-day waiting period for enrollment after the warning information is given. If a program failed to achieve the metrics twice within three years, the institution had to continue to provide the first year disclosures and, among other things, also disclose to current and prospective students that they should expect to have difficulty repaying their student loans; provide an explanation of the risks associated with enrolling or continuing in the program, including the potential consequences for, and options available to, the student if the program became ineligible for Title IV funds; and explain the resources available to research other educational options and compare program costs. Should a program fail three times within a four year period, the regulations permitted the Department of Education to terminate the program’s eligibility for federal student aid (i.e., students in the program would immediately lose eligibility to participate in Title IV programs), and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without Title IV funding. In addition, the regulations required institutions to notify the Department of Education at least 90 days before commencing a new educational program leading to gainful employment in a recognized occupation. The regulations required the Department of Education to approve a new program in certain circumstances.

On June 30, 2012, the U.S. District Court for the District of Columbia vacated these regulations. The court did not vacate the requirement that institutions provide information to prospective students on their website and in their promotional materials about their gainful employment programs, such as the occupations that the gainful employment program prepares the student to enter, on-time graduate rates for students in the program, cost, job placement rate, and median loan debt incurred by graduates of the program. The Department of Education required institutions to make such disclosures by July 1, 2011, and to update such disclosures for the 2011-2012 award year by January 31, 2013. These disclosure requirements, and the requirements for reporting to the Department and to our students information relating to programs, have increased our administrative burdens. The disclosure requirements could impact student enrollment and retention in ways that we cannot now predict. For example, if our disclosures compare unfavorably with those of other educational institutions, such disclosures could adversely impact student enrollment.

On July 30, 2012, the Department of Education filed a motion to alter or amend the court's June 30, 2012 judgment. The Department of Education argued in its motion that even though it would not be permitted to sanction education institutions for failure to meet the debt measure thresholds (i) education institutions should disclose information to the Department of Education that will allow the Department of Education to calculate the debt measures and (ii) education institutions should include the results of the debt measure calculations in their disclosures to prospective students. On September 24, 2012, the U.S. District Court for the District of Columbia requested a supplemental briefing by the parties addressing, in brief, (i) the scope of the Department of Education's statutory authorization to maintain a database of information about student borrowers and (ii) the authority on which the Department of Education relied to argue that it could require education institutions to provide information to the Department of Education for purposes of calculating the debt measures and then require education institutions to disclose the results of those debt measure calculations. The parties filed supplemental briefs in November 2012, and the U.S. District Court for the District of Columbia is expected to render a decision in 2013. If the regulations are reinstated on appeal or repromulgated by the Department of Education, it is not possible at this time to determine with any degree of certainty whether such future  regulations will cause any of our programs to become ineligible to participate in the Title IV programs owing to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis,  if we are required to disclose such metrics to students  it may adversely impact enrollment in certain programs and may adversely impact the reputation of our educational institutions.

Our failure to obtain Department of Education approval, where required, for new programs that prepare students for gainful employment in a recognized occupation could materially and adversely affect our business.

On October 29, 2010, the Department of Education issued final regulations to establish a new process under which an institution applies for approval to offer an educational program that prepares students for gainful employment in a recognized occupation. Under the final regulations, which became effective July 1, 2011, an institution must notify the Department of Education at least 90 days before the first day of class when it intends to add a program that prepares students for gainful employment in a recognized occupation.  The institution seeking approval may proceed to offer the program, unless the Department of Education advises the institution at least 30 days before the first day of classes that the Department of Education must approve the program for Title IV purposes.  If the Department of Education denies approval, the institution may not award Title IV funds in connection with the program. On June 30, 2012, U.S. District Court for the District of Columbia vacated the regulations requiring the U.S. Department of Education to receive notice of (and possibly approve) any new program that prepares students for gainful employment, which for APUS includes most of its programs. Pending a final ruling in this case, the Department of Education has advised institutions to follow the rules on additional programs that immediately preceded the gainful employment rules. The version once again in effect provides that approval of new programs is not required if the additional program prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as eligible and is at least eight semester hour, 12 quarter hours, or 600 clock hours. It is unclear whether the Department of Education will repromulgate the regulation in a form that can withstand challenge. See “Risks Related to the Regulation of our Industry” for additional information on these new program approval requirements. If the Department were to deny approval to one or more of our new programs, our business could be materially and adversely affected. Furthermore, compliance with any new procedures could cause delay in our ability to offer new programs and put our business at a competitive disadvantage. Compliance could also adversely affect our ability to timely offer programs of interest to our students and potential students and adversely affect our ability to increase our revenues. As a result, our business could be materially and adversely affected.

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

The Department of Education may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges or the employability of its graduates. In the final regulations published on October 29, 2010, the Department of Education has expanded the activities that constitute a substantial misrepresentation, effective July 1, 2011. Under the final regulation, an institution engages in substantial misrepresentation when the institution itself, one of its representatives, or an organization or person with which the institution has an agreement to provide educational programs, marketing, advertising, or admissions services, makes a substantial misrepresentation directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency, or to the Secretary of Education. The final regulations define misrepresentation as any false, erroneous or misleading statement, and they define a misleading statement as any statement that has the likelihood or tendency to deceive or confuse. The final regulations define substantial misrepresentation as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to the person’s detriment. If the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in the Title IV programs, deny participation applications made on behalf of the institution, or initiate a proceeding against the institution to fine the institution or to limit, suspend or termination the institution’s participation in the Title IV programs.  On June 5, 2012, the U.S. Court of Appeals for the District of Columbia vacated portions of the substantial misrepresentation regulation that permitted the U.S. Department of Education to: (i) revoke an institution's program participation agreement or impose limitations on an institution's participation without affording procedural protections; (ii) proscribe misrepresentations with respect to subjects not covered by the Higher Education Act; and (iii) proscribe statements that are merely confusing. The court remanded the matters so that the Department of Education can revise the regulations. The Department of Education could promulgate regulations that expand its role in monitoring and enforcing prohibitions on misrepresentation. This could lead to an increase in administrative actions and litigation claiming substantial misrepresentation, which at a minimum would increase legal costs associated with defending such actions. As a result, our business could be materially and adversely affected.

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

To be eligible for Title IV programs, an institution must be legally authorized to provide postsecondary education in the state in which it is physically located. In the final regulations published on October 29, 2010, the Department of Education specified the type of state approvals that are acceptable for an institution to demonstrate that it is legally authorized by the state in which it is located.  The regulations also provide that states must have mechanisms to take appropriate action against institutions and to respond to complaints.

Currently, APUS is headquartered in the State of West Virginia and is authorized by the West Virginia Higher Education Policy Commission. APUS has a physical presence in the Commonwealth of Virginia based on administrative offices in that state, and it is authorized by the State Council of Higher Education for Virginia. We believe that the only state licensure or authorization that is currently necessary for APUS to participate in the tuition assistance programs for the United States Armed Forces and in Title IV programs is our authorization from the West Virginia Higher Education Policy Commission. It is possible that West Virginia and other states could, as a result of the limited amount of time for states to evaluate and implement the Department of Education’s final state authorization rule or otherwise, adopt standards that are detrimental to institutions such as ours. As a result, our business could be materially and adversely affected. If we acquire additional locations, we will need to seek authorization from the states where they are physically located.

If APUS does not maintain its authorization in West Virginia, our operations would be curtailed, and we may not grant degrees.

APUS is headquartered in the State of West Virginia and is authorized by the West Virginia Higher Education Policy Commission to grants degrees, diplomas and certificates. The West Virginia Higher Education Policy Commission may also take disciplinary action or revoke authorization if an institution’s bond is cancelled, if the institution fails to take corrective action to bring it into compliance with West Virginia Higher Education Policy Commission policies, or if the owner is convicted for a felony or crime involving institution administration of Title IV programs.

Under current West Virginia law, if we were to lose our accreditation by The Higher Learning Commission,  the West Virginia Higher Education Policy Commission may suspend, withdraw, or revoke our authorization. In addition, in order to maintain our eligibility for accreditation by The Higher Learning Commission, we must remain headquartered and have a substantial presence in one of the states in its region, which includes West Virginia. Thus, if we were to lose our authorization from the West Virginia Higher Education Policy Commission, we would be unable to provide educational services in West Virginia, we would lose our eligibility for Title IV programs, and we would lose our regional accreditation.

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

In final regulations published on October 29, 2010, the Department of Education stated that if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must meet state requirements for it to be legally offering postsecondary distance education in that state.  That rule was effective on July 1, 2011, although in an April 2011 guidance letter the Department of Education indicated that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution was making a good faith effort to identify and obtain necessary state authorization before that date. On July 12, 2011, the U.S. District Court for the District of Columbia vacated the portion of the Department of Education's state authorization regulation that requires online education providers to obtain any required authorizations from all states in which their students reside, finding that the Department of Education had failed to provide sufficient notice and opportunity for comment on the requirement.

On June 5, 2012, the U.S. Court of Appeals for the District of Columbia affirmed the district court's July 12, 2011 ruling.  On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education.  The level of regulatory oversight varies substantially from state to state. In some U.S. states, institutions are subject to licensure by the state education agency and also by a separate state agency or agencies, depending on the programs offered.  Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs.  Furthermore, certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education.

The Department of Education’s distance-education state authorization requirement could lead some states to adopt new laws and regulatory practices affecting the delivery of distance education to students located in those states. In the event we are found not to be in compliance with a state’s new or existing requirements for offering distance education within that state, the state could seek to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state, and may have to cease providing service to students in that state. In addition, the Department of Education has not announced its next steps, but it may engage in the future in a negotiated rulemaking to address distance education and state authorization. Should the federal distance education requirements published in October 2010 be enforced in the future, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students in that state.

The requirements of some states' regulations could make it more difficult for us to successfully pursue particular program initiatives.

Some states have regulations that apply to certain types of programs.  For example, a number of states require that we obtain additional authorizations for our students to pursue sponsored internships or participate in practicums in the states, even where we have no other physical presence in the state.   These types of provisions may make it more difficult for us to offer certain programs or degrees in those states.  Program initiatives, such as our teacher education programs, that include “on the ground” components (e.g., student teaching, professional internships, etc.) that may be described as instructional activities, will be viewed by some state regulatory agencies as constituting a physical presence for regulatory purposes. As we expand some of our existing programs and pursue new programs, there is a high probability that we will need to seek formal authorization to operate in some states where historically we were not required to do so. The extent of this expansion in regulatory requirements, and the associated costs, are not known at this time, but we anticipate they may be significant.  Furthermore, there may be some states where it takes a significant amount of time to meet the applicable regulatory requirements with respect to a new program initiative, or where we are not able to do so at all.  The inability to efficiently or successfully expand existing programs and pursue new program initiatives would harm our ability to grow our business and meet our business objectives and could lead to higher regulatory costs and expose us to adverse actions by state regulators.

Our experience with the Title IV programs is limited, because we only began to participate in the programs in 2006, and our failure to comply with the complex regulations associated with Title IV programs would have a significant adverse effect on our operations and prospects for growth.

We first became certified to participate in Title IV programs for classes beginning in November 2006. We expect a significant portion of our growth in enrollments and revenues to come from students who are utilizing funds from Title IV programs. However, compliance with the requirements of the Higher Education Act and Title IV programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have limited demonstrated history of compliance with these additional regulatory requirements, and as discussed in the risk factor immediately below, in 2012 the Department of Education found that we failed to properly calculate and return federal financial aid in accordance with applicable Title IV policies, resulting in APUS having a $1,040,851 liability to the Department.  If we fail to comply with any of the regulatory requirements under Title IV programs, the Department of Education could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues, and results of operations.

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

On February 28, 2011 the U.S. Department of Education began an on-site program review of APUS' administration of the Title IV programs.  On May 14, 2012 the Department of Education issued a Final Program Review Determination, or FPRD. The FPRD (1) identified liabilities resulting from the program review report findings, (2) provided instructions for payment of the liabilities to the Department of Education, (3) notified APUS of its right to appeal, and (4) notified APUS that under Department of Education regulations, APUS is required to post an irrevocable letter of credit payable to the U.S. Secretary of Education due to the number of unpaid and late refunds identified as part of the program review. The liabilities and letter of credit requirements are based on the program review report's finding that APUS' policies improperly failed to treat certain students as having unofficially withdrawn from the institution and that APUS consequently failed to calculate and return federal student financial aid to the Department of Education as a result of these unofficial withdrawals. The FPRD stated that APUS' total monetary liability, including interest, is $1,040,851. Notwithstanding that the Company disagrees with the Department's position, after considering the time, effort, expense and other factors involved in a full appeal, the Company determined to pay the liability.  Because we cannot be assured that we will be able to collect the full amounts from the relevant former students, we have established a partial reserve against these receivables.  We will continue to monitor the collection history and the reserve established.  In response to the FPRD, we have also posted an irrevocable letter of credit in favor of the Department of Education in the amount of $163,284.

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

In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including a review of their participation in the Title IV programs. Beginning in June 2010, the HELP Committee held hearings to examine the proprietary education sector. On August 5, 2010, we received a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to for-profit postsecondary education institutions whose students receive federal student financial aid. We understand that the request was one of approximately thirty requests made to for-profit colleges in connection with the HELP Committee’s review of matters related to for-profit colleges participating in Title IV programs. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine accreditors’ standards and procedures pertinent to higher education institutions’ policies on credit hours and program length. During the hearing, some committee members voiced concerns about the growing proportion of federal student financial aid going to proprietary institutions. On June 21, the chairmen of each of the Senate and House education committees, together with other members of Congress, requested the GAO to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which proprietary institutions’ revenue is comprised of Title IV and other federal funding sources.  On August 4, the GAO released a report based on a three-month undercover investigation of recruiting practices at proprietary institutions, which concluded that employees at a non-random sample of 15 proprietary institutions (which did not include APUS) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On November 30, 2010, the GAO issued a revised version of that report that corrected or further explained a number of the instances of allegedly deceptive conduct. We incurred significant legal and other costs to respond to the congressional inquiry, and could incur significant legal and other cost to respond to any future inquiries.

On August 4, 2010, the Senate HELP Committee held a hearing to examine the student recruitment experience at for-profit postsecondary education institutions, and on September 30, 2010, the Senate HELP Committee held a hearing in regard to the federal investment in for-profit education and the resulting student outcomes. The Senate HELP Committee held additional hearings in 2011. On March 10, 2011, the Committee held a hearing to present a case study of another for-profit postsecondary education institution, its educational services, and the role of accreditor, state, and federal oversight. A hearing about financial outcomes of students at for-profit colleges was held by the Senate HELP Committee on June 7, 2011. At a number of hearings, committee members have expressed concern about the amount of student loan debt taken on by students at for-profit institutions. Following those hearings, on July 21, 2011, the Committee hosted a roundtable discussion of policy solutions for improving for-profit postsecondary education. On July 30, 2012, the HELP Committee issued a final report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success,” which summarized the results of its investigations. While the report acknowledged that for-profit education institutions have a role to play in American society given insufficient capacity at not-for-profit and public education institutions, it made specific policy suggestions for future legislation that could affect proprietary institutions, including:

●	tying access to federal aid to meeting minimum student outcome thresholds;
●	prohibiting institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars;
●	improving cohort default rate tracking by expanding the default reporting rate period beyond 3 years;
●	requiring that proprietary colleges receive at least 15 percent of revenues from sources other than federal funds; and
●	using criteria beyond accreditation and state authorization for determining institutions' access to federal financial aid.

The report was not adopted by the full Committee, and the minority Members released their own report criticizing the majority's investigation in many aspects, including that it did not include a review of all institutions of higher education. Despite the fact that the full committee did not adopt the report, Congress may consider the report as it begins the process of reauthorizing the Higher Education Act.

On September 21, 2012, a group of senators wrote a letter to the Federal Trade Commission urging it to evaluate the marketing practices utilized by many proprietary institutions through the use of third-party lead generators.  In addition, legislation was introduced in the Senate in April 2012, which would prevent institutions from using Title IV funds for marketing activities.

On October 31, 2011, the GAO released a second report following additional undercover investigation related to enrollment, cost, financial aid, course structure, substandard student performance, withdrawal, and exit counseling. The report concluded that while some of the 15 unidentified for-profit schools investigated appeared to follow existing policies, others did not. Although the report identified a number of deficiencies in specific instances, it made no recommendations.  On December 7, 2011, the GAO released a report that attempted to compare the quality of education provided by for-profit, not-for-profit, and public schools based upon multiple outcome measures including graduation rates, pass rates on licensing exams, employment outcomes, and student loan default rates. The report found that for-profit school students had higher graduation rates for certificate programs, similar graduation rates for associate’s degree programs, and lower graduation rates for bachelor’s degree programs than students at not-for-profit and public schools. It also found that a higher proportion of bachelor’s degree recipients from for-profit schools took out loans than did degree recipients from other schools and that there is some evidence that students at for-profits schools default on their student loans at higher rates. On nine of the 10 licensing exams reviewed, graduates of for-profit schools had lower pass rates than students from not-for-profit and public schools.

The Consumer Financial Protection Bureau, or CFPB, submitted two reports to Congress in 2012 with specific recommendations for restructuring the student borrowing experience, including requiring institutions to certify that a student is not eligible for any further federal funds before a private loan may be issued to such student.  In addition, on January 31, 2013, CFPB encouraged institutions of higher education, students, and others to provide information to the CFPB by March 18, 2013 about the financial products and services currently offered to students, and comments on how current and future arrangements between institutions of higher education and financial institutions could be structured in order to promote positive financial decision-making among consumers. On January 23, 2013, Senator Durbin introduced the Know Before You Owe Private Student Loan Act of 2013, which would require institutions to certify to a private loan lender a student's cost of attendance and estimated federal financial assistance before a loan may be issued to such student. The Act would also require institutions to counsel students about their loan options, including discussion of differences between federal loans and private loans.  Private loan lenders would be required to provide students with quarterly account updates on the balance and interest accrued.  On January 23, 2013, Senator Durbin also introduced the Fairness for Struggling Students Act of 2013, which would allow private student loans to be dischargeable in bankruptcy. We do not know what steps Congress may take in response to these actions and whether such actions (if any) will have an adverse effect on our business or results of operations.

In addition, other Congressional hearings and reviews addressing various aspects of the education sector may occur, which may affect our business. The confluence of the increasing scrutiny in Congress of the proprietary education sector and the unprecedented federal budget deficits increases the likelihood of legislation that will adversely impact our business. We cannot predict the extent to which, or whether, these hearings and reviews will result in legislation, further rulemaking affecting our participation in Title IV programs, or more vigorous enforcement of Title IV requirements. Legislation, for example, could be focused on measures of student outcomes that do not take into account that as an institution that has historically had an open enrollment policy, we will naturally have a lower graduation rate than institutions that have selective admission policies. To the extent that any laws or regulations are adopted that limit or condition Title IV program participation or the amount of federal student financial aid for which our students are eligible, our business could be materially and adversely affected.

Congressional examination of Department of Defense oversight of tuition assistance used for distance education and proprietary institutions and pending rulemaking by the Department of Defense could result in legislative or regulatory changes that may materially and adversely affect our business.

In recent years, the U.S. Congress has increased its focus on DoD tuition assistance that is used for distance education and programs at proprietary institutions.  In September 2010, the Subcommittee on Oversight and Investigations of the U.S. House of Representative’s Armed Services Committee held a hearing titled “A Question of Quality and Value:  Department of Defense Oversight of Tuition Assistance Used for Distance Learning and For-Profit Colleges.”  Witnesses and Subcommittee members expressed concern about DoD’s oversight of distance education programs, especially those offered by proprietary institutions.  In August 2010, DoD issued a proposed regulation that would increase oversight of educational programs offered to active duty service members.  The final rule, published December 7, 2012 and effective January 7, 2013, requires all institutions to sign a Memorandum of Understanding, or MOU, by March 1, 2013. The MOU outlines certain commitments and agreements between the institution and DoD prior to accepting funds under the tuition assistance program. We have entered into a standard MOU with DoD.

In addition, in December 2010, the Senate HELP Committee released a report entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits,” which raised questions about the growing share of DoD tuition assistance received by proprietary institutions. In March 2011, the GAO published a report entitled “DoD Education Benefits: Increased Oversight of Tuition Assistance Program is Needed,” which offered several recommendations for improving accountability within the tuition assistance program. In September 2011, the Senate Subcommittee on Federal Financial Management, Government Information, Federal Services, and International Security held a hearing focused on the classification of military education benefits under the “90/10 Rule,” which requires proprietary institutions  to derive at least 10 percent of their revenue from non-Title IV sources. Some of the panelists suggested that the classification of military benefits as non-Title IV revenue for purposes of the 90/10 Rule has led some for-profit institutions to recruit aggressively and sometimes illegally members of the military in order to ensure compliance with the 90/10 Rule. Senator Harkin, Chairman of the Senate Committee on Health, Education, Labor & Pensions spoke on the Senate floor on May 19, 2011 and hosted a press conference on September 22, 2011 encouraging reformation of the 90/10 Rule. Senator Harkin has accused for-profit institutions of engaging in deceptive marketing and aggressive recruiting in order to enroll veteran and active duty military members.  He has also criticized for-profit institutions on the basis of their program withdrawal rates and demanded more accountability for the use of federal funds. In addition, the President's EO, issued April 27, 2012, establishing Principles to strengthen oversight, in part, of the DoD tuition assistance program requires federal agencies to implement the Principles through various actions. Congress may also decide to take action in response to the Principles.

We cannot predict the extent to which, or whether, congressional hearings result in legislation or further rulemaking affecting our participation in DoD’s tuition assistance program or the Title IV programs. Members of Congress have stated, both in committee hearings and in the HELP Committee report, that Congress should revise the 90/10 Rule to count DoD tuition assistance and veterans educational benefits toward the 90% limit. In January 2012, Senators Harkin and Durbin introduced a bill to modify the 90/10 Rule by reducing the threshold to 85% and counting the Title IV programs, the DoD tuition assistance program, and veterans education benefits programs as sources from which an institution may derive no more than 85% of its revenue. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit, along with Title IV programs. On May 29, 2012, attorneys general for 21 states called on Congress to enact this type of legislation. We cannot predict the likelihood that Congress will amend the 90/10 Rule to count DoD tuition assistance and veterans education benefits toward the 90% limit or to lower the ratio to 85/15, nor can we predict the likelihood that Congress or President Obama will not take some other action to limit tuition assistance and veterans education benefits to proprietary institutions. To the extent that any laws or regulations are adopted that limit or condition the participation of proprietary schools or distance education programs in DoD tuition assistance programs or in Title IV programs with respect to DoD tuition assistance programs, or that limit or condition the amount of tuition assistance for which proprietary schools or distance education programs are eligible, our business could be materially and adversely affected.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Broader allegations against the overall for-profit school sector may negatively affect public perceptions of for-profit educational institutions, including APUS. In addition, in recent years reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting bodies, state legislatures, or other governmental authorities with respect to all for-profit institutions, including us.

Sequestration could reduce demand by reducing the availability of Title IV funds and increasing processing time and could have similar effects on tuition assistance funds.

Congressional actions that reduce Title IV program funding (whether through across-the-board funding reductions, sequestration or otherwise) or materially affect the eligibility of APUS or its students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.  On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act of 2012, which made several alterations to federal student aid programs authorized under Title IV. Also, under the Budget Control Act of 2011, Congress must develop legislation to achieve further deficit reduction, and the outcome of this process is uncertain. The Budget Control Act of 2011 and the Statutory Pay-As-You-Go Act of 2010 each provide for the possibility of automatic across-the-board reductions in federal spending (also known as “sequestration”) as a budgetary enforcement tool. On January 2, 2013, President Obama signed legislation to avoid the so-called “fiscal cliff.” However, unless Congress takes further action, sequestration will begin on March 1, 2013. The House Committee on the Budget released a report in January 2013 stating that programs administered by the Department of Veterans Affairs will be exempt from sequestration.  If sequestration is triggered by either the Budget Control Act of 2011 or the Statutory Pay-As-You-Go Act of 2010, funding for Title IV programs would be affected. Pell Grants would be exempt from cuts through fiscal year 2013, but could be subject to sequestration in fiscal year2014 and beyond. Most other federal student aid programs would be subject to across-the-board cuts to discretionary programs at a rate of approximately 8.2%. Origination fees for Stafford loans and PLUS loans would increase approximately 7.6%, to approximately 1.076% and 4.034% of the total loan, respectively. Cuts to the Department of Education's Federal Student Aid Administration budget could lead to delays in student eligibility determinations and delays in processing and origination of federal student loans. A reduction in the maximum annual Pell Grant amount or changes in eligibility could increase student borrowing and make it more difficult for us to comply with other regulatory requirements, such as the cohort default rate regulations. In addition, the Department of Education's Federal Student Aid administration budget would be reduced by sequestration, which could delay student eligibility determinations and processing of federal student loans.  Furthermore, in the event of sequestration, the amounts available under the tuitions assistance programs of the Department of Defense could also be significantly curtailed or even eliminated, and the time for the various services to process requests for tuition assistance could be lengthened. These events could make it more difficult for students to obtain funding for an APUS education, either in a timely manner or at all, and would have an adverse effect on our results of operations.

Congress may change the law or reduce funding for Title IV programs, which could reduce our student population, revenues and profit margin.

On April 18, 2012, Senators Kay Hagan and Tom Harkin introduced new legislation that would prohibit colleges and universities from using funds from Title IV programs, military tuition assistance, veterans education benefits programs, and other federal educational assistance funds to pay for marketing, advertising, and recruiting. If a similar bill were introduced in the 113th Congress and enacted, it would significantly affect our ability to identify and attract prospective students.

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

In recent years, the student lending practices of postsecondary educational institutions, financial aid officers, and student loan providers have been subjected to several investigations by state attorneys general, Congress, and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. The Higher Education Opportunity Act, or HEOA, contains new requirements pertinent to relationships between lenders and institutions. In particular, HEOA requires institutions to have a code of conduct, with certain specified provisions, pertinent to interactions with lenders of student loans, prohibits certain activities by lenders and guaranty agencies with respect to institutions, and establishes substantive and disclosure requirements for lists of recommended or suggested lenders of federal and private student loans. In addition, HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers.

On August 29, 2012, the Consumer Financial Protection Bureau submitted a report to the Senate Committee on Banking, Housing, and Urban Affairs, the Senate HELP Committee, the House of Representatives Committee on Financial Services, and the House of Representatives Committee on Education and the Workforce entitled “Private Student Loans.” The report contained specific suggestions for Congressional action to restructure the student lending experience, including possibly requiring institutions to certify that a student is not eligible for any further federal funds before a private loan may be issued to such student. On October 16, 2012, the Consumer Financial Protection Bureau's Ombudsman for private student loan matters issued a report containing recommendations for the Senate Committee on Banking, Housing, and Urban Affairs, the Senate HELP Committee, the House Committee on Financial Services, the House Committee on Education and the Workforce, the Secretary of the Treasury, the Director of the Consumer Financial Protection Bureau, and the Secretary of Education. The report addressed potential reforms to student loan servicing and expansion of loan modification and refinancing options. In addition, on October 18, 2012, the Consumer Financial Protection Bureau released a report entitled “The Next Front? Student Loan Servicing and the Cost to Our Men and Women in Uniform.” The report details the challenges that some service members have encountered when utilizing private and federal student loans. In January 2013, CFPB encouraged institutions of higher education, students, and others to provide information by March 18, 2013 about the financial products and services currently offered to students, and comments on how current and future arrangements between institutions of higher education and financial institutions could be structured in order to promote positive financial decision-making among consumers. We do not know what steps Congress or federal agencies may take in response to these reports and whether such actions (if any) will have an adverse effect on our business or results of operations.

In addition, state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. We can neither know nor predict with certainty the effects of such developments. Governmental action may impose increased administrative and regulatory costs and decreased profit margins.

We are subject to sanctions that could be material to our results and damage our reputation if we fail to calculate correctly and return timely Title IV program funds for students who withdraw before completing their educational program.

A school participating in Title IV programs must calculate correctly the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Because we began to participate in Title IV programs in 2006 and the final regulations published on October 29, 2010 include new rules applicable to return of Title IV calculations, we have limited experience complying with these provisions. Furthermore, as discussed above, in 2012 the Department of Education found, in a conclusion with which the Company disagrees, that we failed to do so properly with respect to $1,040,851 of Title IV funds. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit constitutes material noncompliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education, which could increase our cost of regulatory compliance and adversely affect our results of operations.

A failure to demonstrate “financial responsibility” may result in the loss of eligibility by APUS to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.

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

A failure to demonstrate “administrative capability” may result in the loss of APUS' eligibility to participate in Title IV programs.

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

We have limited experience internally administering our participation in Title IV programs and failure to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

We recently determined to terminate our relationship with Global Financial Aid Services, Inc., or Global, which had assisted us with administration of our participation in Title IV programs since we began to participate in those programs in 2006, and to administer our participation in Title IV programs internally.  To effect this transition, we will require cooperation and on-going assistance from Global during a period of transition. To the extent Global declines to cooperate with us, or responds to our requests for assistance in a less than timely fashion, we may not be able to effect this transition in a timely and cost-efficient manner.  Furthermore, we may not realize the expected efficiencies from this transition, and given our lack of experience administering Title IV programs on our own, we may not be able to effectively do so.  If our ability to comply with the requirements of Title IV programs is effected because of disputes or delays in connection with the transition process or because of problems administering Title IV programs on our own, we could be subject to the sanctions discussed in the risk factors above and it could limit our enrollments, revenues, and results of operation.

We may lose eligibility to participate in Title IV programs if our student loan default rates are too high, and if we lose that eligibility our future growth could be impaired.

An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. HEOA modifies the Higher Education Act’s default rate provisions. Because we began only recently to enroll students who are participating in the federal student loan programs, we have no historical cohort default rate for federal fiscal year 2007 or earlier. Our cohort default rate for federal fiscal years 2008, 2009, and 2010 are 5.2%, 4.0% and 6.0%, respectively.

Beginning with default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second following federal fiscal year. (the “three-year cohort default rate”). In September 2012, the Department of Education began publishing the official three-year cohort default rates.  The Department of Education will publish the three-year cohort default rates in addition to the current method of calculating rates (described in the paragraph above) until the phase-in of the three-year measurement period is complete. As of September 2014, only the three-year cohort default rates will be applied for purposes of measuring compliance, beginning with the three-year cohort default rate for the 2011 cohort. An institution will lose its eligibility to participate in certain Title IV programs 30 days after it receives notice from the Department of Education that its most recent cohort default rate for fiscal year 2011 or later is greater than 40%. In addition, an institution may lose its eligibility to participate in certain Title IV programs 30 days after it receives notice from the Department of Education that its three most recent cohort default rates are each 30% or greater. Our official three-year cohort default rate for 2009 is 7.2%.

If our student loan default rates approach the limits detailed above, we may be required to increase our efforts and resources dedicated to improving these default rates. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, there can be no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we experience a substantial increase in our student loan default rates.  If APUS loses its eligibility to participate in Title IV programs because of high student loan default rates, our students would no longer be eligible to use Title IV program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

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

If we or APUS experience a change of control under the standards of applicable state education agencies, the Department of Education,The Higher Learning Commission, or other regulators, we must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock and significant changes in the composition of an institution’s board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the West Virginia Higher Education Policy Commission, the State Council of Higher Education for Virginia, the Department of Education or The Higher Learning Commission could have a material adverse effect on our business and financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require us to suspend our activities in that state or otherwise impair our operations. The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of your shares.

Our business could be harmed if we experience a disruption in our ability to receive federal funding.

We collected the substantial majority of our fiscal year 2012 total consolidated net revenue from federal government funding sources, such as Title IV financial aid program funds, including from federal student loans under the Federal Direct Loan Program, DoD tuition benefits and veterans education benefits. Any processing disruptions by the U.S. Department of Education, DoD or the Department of Veterans Affairs may impact our students' ability to obtain student loans or tuition benefits, respectively, on a timely basis. If we experience a disruption in our ability to process student loans through the Direct Loan Program or to process tuition benefits for military students through DoD because of administrative challenges on our part or the inability of the Department of Education, DoD or Department of Veterans Affairs to process the volume of direct loans, military tuition benefits or veterans benefits, respectively, on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

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

Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our revenues and operating results normally fluctuate as a result of seasonal or other variations in our enrollments. Student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs and other reasons that we cannot always anticipate. While our number of enrolled students has grown in each sequential quarter over the past three years, the number of enrolled students has been proportionally greatest in the fourth quarter of each respective year. A significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new program introductions and increased enrollments of students, or as a result of other factors we cannot anticipate. These fluctuations may result in volatility in our results of operations and/or have an adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate facilities in Charles Town, West Virginia and in Manassas, Virginia, which are within a one hour drive of each other and located within the Washington, DC metropolitan area. The corporate headquarters, academic, technology, finance, admissions, and admissions offices are located in Charles Town, occupying 14 downtown facilities totaling approximately 311,000 square feet.  These properties include approximately 95,000 square feet that is currently unoccupied and either under construction or reserved for future expansion. The student services, graduations and marketing operations are located in Manassas in facilities totaling approximately 64,000 square feet. All facilities in Manassas are leased.  In Charles Town, we have a combination of leased and owned properties, representing approximately 5% and 95% of total square footage, respectively. Lease terms vary by facility, with termination dates ranging from 2012 to 2015.  Each lease has extension provisions ranging from one to seven years.  There were five leased properties that terminated in 2012.  Staff from these buildings moved into the new 105,000 square foot Finance Center.    We have also acquired two and a half acres in Charles Town for future development to support the growth of our student service operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been and may be involved in various legal proceedings. We currently have no material legal proceedings pending.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Global Market on November 9, 2007 under the symbol “APEI.” Prior to November 9, 2007, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales price of the Company’s common stock as reported on the NASDAQ Global Market.

Year Ended December 31, 2011	Low	High
First Quarter 2011	$33.43	$43.85
Second Quarter 2011	$40.00	$47.53
Third Quarter 2011	$33.38	$49.29
Fourth Quarter 2011	$27.20	$45.23
Year Ended December 31, 2012
First Quarter 2012	$36.87	$46.96
Second Quarter 2012	$26.85	$39.90
Third Quarter 2012	$24.88	$39.16
Fourth Quarter 2012	$29.94	$38.81

Holders

As of February 25, 2013, there were approximately 471 holders of record of our common stock.

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

Performance Graph

The graph below compares American Public Education, Inc.’s cumulative 5-year total return of holders of American Public Education, Inc.'s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of eleven companies that includes: Apollo Group Inc., Bridgepoint Education Inc., Capella Education Company, Career Education Corp., Corinthian Colleges Inc., DeVry Inc., Education Management Corp., Grand Canyon Inc., ITT Educational Services Inc., National American University Holdings Inc., and Strayer Education Inc.. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer groups (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American Public Education, Inc., the S&P 500 Index, the NASDAQ Composite Index, and a Peer Group

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
American Public Education, Inc.
S&P 500
NASDAQ Composite
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2012 to October 31, 2012	—	$—	—	—	$10,724,643
November 1, 2012 to November 30, 2012	83,855	$32.58	83,855	—	7,992,647
December 1, 2012 to December 31, 2012	—	$—	—	—	7,992,647
Total	83,855	$31.21	83,855	—	$7,992,647

(1)
On December 9, 2011, the Company's Board of Directors approved a stock repurchase program for its common stock, under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued under the Company's equity incentive and stock purchase plans.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions from time to time based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company's available cash. The Company had completed its repurchases for calendar year 2012 prior to the fourth quarter of 2012 and at that time there was no additional authority to purchase shares.  However, this number will be increased in 2013 when additional shares are issued or deemed issued under the Company's equity incentive and stock purchase plans.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2012, and the selected consolidated balance sheet data as of December 31, 2012 and 2011, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2008 and 2009, and selected consolidated balance sheet data as of December 31, 2010, 2009, and 2008, have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share and net registration data)
Statement of Operations Data:
Revenues	$107,147	$148,998	$198,174	$260,377	$313,516
Costs and expenses:
Instructional costs and services	43,561	58,383	75,309	95,216	110,192
Selling and promotional	12,361	20,479	34,296	44,713	59,761
General and administrative	21,302	25,039	32,045	48,350	63,615
Depreciation and amortization	4,235	5,231	6,502	9,239	11,146
Total costs and expenses	81,459	109,132	148,152	197,518	244,714
Income from continuing operations before interest income and income taxes	25,688	39,866	50,022	62,859	68,802
Interest income, net	706	94	111	109	135
Income from continuing operations before income taxes	26,394	39,960	50,133	62,968	68,937
Income tax expense	10,207	16,017	20,265	22,211	26,528
Investment income, net of taxes	—	—	—	—	(86)
Net income attributable to common stockholders	$16,187	$23,943	$29,868	$40,757	$42,323
Net income attributable to common stockholders per common share:
Basic	$0.91	$1.32	$1.63	$2.28	$2.38
Diluted	$0.89	$1.27	$1.59	$2.23	$2.35
Weighted average number of shares outstanding:
Basic	17,840	18,167	18,281	17,877	17,772
Diluted	18,222	18,906	18,837	18,295	18,041
Other Data:
Net cash provided by operating activities	$29,757	$36,756	$47,078	$70,438	$52,838
Capital expenditures	$10,009	$10,758	$22,454	$24,925	$35,014
Stock-based compensation	$1,674	$2,223	$2,805	$3,189	$3,818
Adjusted net/Net course registrations(1)	140,758	198,392	259,389	341,669	402,205

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,714	$74,866	$81,352	$119,006	$114,901
Working capital(2)	$36,357	$59,419	$60,417	$82,034	$86,004
Total assets	$78,813	$115,753	$141,839	$198,891	$237,603
Stockholders’ equity	$53,475	$82,018	$97,300	$133,833	$171,153

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Net income attributable to common stockholders	$16,187	$23,943	$29,868	$40,757	$42,323
Interest (income), net	(706)	(94)	(111)	(109)	(135)
Income tax expense	10,207	16,017	20,265	22,211	26,528
Investment loss, net of taxes	—	—	—	—	86
Depreciation and amortization	4,235	5,231	6,502	9,239	11,146
EBITDA from continuing operations	$29,923	$45,097	$56,524	$72,098	$79,948

(1)
In 2012, net course registrations represent the total number of course registrations for students that have attended a portion of a course. For the years ended December 31, 2008, 2009, 2010 and 2011, one-credit lab courses were combined with their related three-credit courses.

(2)	Working capital is calculated by subtracting total current liabilities from total current assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

American Public Education, Inc. is a provider of online postsecondary education with an emphasis on the needs of the military and public service communities. We operate through two universities, American Military University, or AMU, and American Public University, or APU, which together constitute the American Public University System, or APUS.

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. Following accreditation by the Accrediting Commission of the Distance Education and Training Council, or DETC, a national accrediting agency, in 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with American Public Education, Inc. serving as the holding company of APUS, which operates our two universities, AMU and APU. Our university system achieved accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency, and became eligible for federal student aid programs under Title IV for classes beginning in November 2006.

Our course enrollments, or net course registrations, representing the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without cost and combining one-credit lab courses with their related three-credit course for the years ended December 31, 2010 and 2011, increased at a compound annual growth rate (CAGR) of 25% from 2010 to 2012. Over that same time, total revenue increased at a CAGR of 26%, from $198.2 million in 2010 to $313.5 million in 2012. We believe achieving regional accreditation in May 2006, gaining access to Title IV programs beginning with classes that started in November 2006, and the variety and affordability of our programs have been some of the factors driving growth. Net course registrations increased by 18% in 2012 over 2011, our revenue increased from $260.4 million to $313.5 million, or by 20%, over the same time period, while operating margins decreased to 21.9% from 24.1% over the same time period. Net course registrations increased by 32% in 2011 over 2010, our revenue increased from $198.2 million to $260.4 million, or by 31%, over the same time period and operating margins decreased to 24.1% from 25.2% over the same time period. While we have experienced substantial growth in recent periods, you should not rely on the results of any prior periods as an indication of our future growth in adjusted net course registrations or revenue as we do not expect that our historical growth rates are sustainable. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins.

Since gaining access to Title IV programs, a significant portion of our growth is attributable to students using Title IV programs.  In addition to the positive impact this has had on our growth in net registrations and revenues, this has had other effects on our business and results of operations, including a change to the mix of students we serve.  This has resulted, and will continue to result, in a need to provide a greater level of services to our students.  Our costs and expenses as a percentage of revenue have increased due in part to increased general and administrative expenses related to this shift in student mix and primarily attributable to an increase in expenditures for financial aid processing fees, expenditures for technology required to support the increase in civilian students, and increased bad debt primarily associated with our civilian students.  In order to support the number of students we now have and to plan for the future, we also expect that we will make significant investments in our technology infrastructure and financial aid processing capabilities, which from time to time, including in 2013, will result in an increased level of spending, not all of which can be capitalized.

The change to our student mix is also correlated to limitations we have encountered on our ability to make long range forecasts with respect to student enrollments.  We have had more difficulty forecasting the number of students who will enroll, we have noticed a decrease in the predictability of the rate at which we convert leads into enrolled students,  and we have had more difficulty attracting students that will perform well over the long term, all of which we attribute in part to the growth of civilian students, particularly the growth of civilian students from outside of public service communities.

In addition to the above factors related to Title IV programs and civilian students, in 2011 we observed that some students enroll or attempt to enroll solely to obtain Title IV funds, and some students who might not otherwise pursue a degree or certificate are attracted to enroll because of the availability of Title IV funds and economic hardships resulting from today’s economic climate.  We believe these students may be more likely than other students to cease pursuing a degree or certificate due to other factors, such as becoming employed or not having the level of commitment necessary to complete successfully the required coursework. As a result, the growth in our enrollments in 2011 reflected some students who will not persist as students.  We have also been the target of fraudulent activities by outside parties with respect to student enrollment and Title IV programs, and as we continue to grow we may be susceptible to an increased risk of such activities.   We are not able to estimate the number of students who fall into these enrollment categories, and our ability to estimate the impact on our enrollments over time is limited, as is our ability to estimate any additional impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV student loans.

Each of The Budget Control Act of 2011 and the Statutory Pay-As-You-Go Act of 2010 provide for the possibility of automatic across-the-board reductions in federal spending (also known as “sequestration”) as a budgetary enforcement tool. The House Committee on the Budget released a report in January 2013 stating that programs administered by the Department of Veterans Affairs will be exempt from sequestration.  However, if sequestration is triggered, funding for Title IV programs would be affected. Pell Grants would be exempt from cuts through fiscal year 2013, but could be subject to sequestration in fiscal year 2014 and beyond.  Most other federal student aid programs would be subject to across-the-board cuts to discretionary programs at a rate of approximately 8.2%. Origination fees for Stafford loans and PLUS loans would increase approximately 7.6%, to approximately 1.076% and 4.034% of the total loan, respectively. Cuts to the Department of Education's Federal Student Aid Administration budget could lead to delays in student eligibility determinations and delays in processing and origination of federal student loans. A reduction in the maximum annual Pell Grant amount or changes in eligibility could increase student borrowing and make it more difficult for us to comply with other regulatory requirements, such as the cohort default rate regulations. In addition, the Department of Education's Federal Student Aid administration budget would be reduced by sequestration, which could delay student eligibility determinations and processing of federal student loans.  As a result of sequestration the amounts available under the tuition assistance programs of the Department of Defense could also be significantly curtailed or even eliminated, and the time for the various services to process requests for tuition assistance could be lengthened. These events could make it more difficult for students to obtain funding for an APUS education, either in a timely manner or at all, and would have an adverse effect on our results of operations.

Our key financial results metrics:

Revenues

In reviewing our revenues we consider the following components: net course registrations; tuition we charge; tuition net of scholarships; and other fees.

Net course registrations.   For financial reporting and analysis purposes, we measure our student body in terms of aggregate course enrollments, or net course registrations. Net course registrations represent the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without cost and combining one-credit lab courses with their related three-credit courses. Because we recognize revenues over the length of a course, net course registrations in a financial reporting period do not correlate directly with revenues for that period because revenues recognized from courses are not necessarily recognized in the financial reporting period in which the course registrations occur. For example, revenues in a quarter reflect a portion of the revenue from courses that began in a prior quarter and continued into the quarter, all revenue from courses that began and ended in the quarter, and a portion of the revenue from courses that began but did not end in the quarter.

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

Other fees.   Other fees include charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 605), other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor. A technology fee of $50 per course was also implemented for course registrations beginning after September 1, 2012. The technology fee is earned over the length of the course. However, APUS provides a grant to cover the fee for active duty military, national guard and reserve personnel, and for anyone using DoD tuition assistance benefits. The grant also covers the fee for students using veterans education benefits.

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

The Company refunds 100% of tuition for courses that are dropped by students before the conclusion of the first seven days of a course. Because courses begin the first Monday of every month and penalty free drops occur by the second Monday of every month, the Company does not recognize revenue for dropped courses.  After a course begins and if a student does not drop their course, the following refund policy is used:

8-Week Course-- Tuition Refund Schedule

Withdrawal Request                                                                           Date Tuition Refund Percentage
Before or During Week 1                                                                    100%
During Week 2                                                                                      75%
During Weeks 3 and 4                                                                         50%
During Weeks 5 through 8                                                                 No Refund

16-Week Course-- Tuition Refund Schedule

Withdrawal Request                                                                           Date Tuition Refund Percentage
Before or During Week 1                                                                    100%
During Week 2                                                                                     100%
During Weeks 3 and 4                                                                         75%
During Weeks 5 through 8                                                                 50%
During Weeks 9 through 16                                                               No Refund

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

Investment. On September 30, 2012, we made a $6.8 million or approximately 19.9% investment in preferred stock of NWHW Holdings, Inc., which in turn acquired  New Horizons Worldwide, Inc., or New Horizons.  New Horizons is a global IT training company operating over 300 locations around the world through franchise arrangements in 45 states and 70 countries.  In connection with the investment, we are is entitled to certain rights, including right to representation on the board of directors of NWHW Holdings. We recorded the investment  under the equity method and will recognize our share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Note Receivable. In connection with the Company's minority investment in NWHW Holdings, Inc., the Company extended $6.0 million in credit to New Horizons in exchange for a subordinated note. The note matures on September 28, 2018 with monthly interest payments of 5.0% per annum during the first five years of the note and interest payments of 6.0% per annum in the sixth year. We evaluate the loan receivable by analyzing the borrower's creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Stock-based compensation.   Prior to 2012, we used a mix of stock options and restricted stock, but in 2012 we did not issue stock options. We apply FASB ASC Topic 718, Share-Based Payment, which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options.

We have selected the Black-Scholes option pricing model to estimate the fair value of the stock option awards on the date of grant. Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Prior to 2012, we calculated the expected term of stock option awards using the “simplified method” as defined by Security and Exchange Commission (SEC) Staff Accounting Bulletins No. 107 and 110 because we lacked historical data and were unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB Topic 718.

Recent Accounting Pronouncements

There have been no applicable announcements since our last filing.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2010	2011	2012
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.0%	36.6%	35.2%
Selling and promotional	17.3%	17.2%	19.1%
General and administrative	16.2%	18.6%	20.3%
Depreciation and amortization	3.3%	3.5%	3.5%
Total costs and expenses	74.8%	75.9%	78.1%
Income from operations before interest income and income taxes	25.2%	24.1%	21.9%
Interest income, net	0.1%	—	0.1%
Income from operations before income taxes	25.3%	24.1%	22.0%
Income tax expense	10.2%	8.5%	8.5%
Investment income, net of taxes	—	—	—
Net income	15.1%	15.6%	13.5%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues for the year ended December 31, 2012 were $313.5 million, an increase of 20% from $260.4 million for the year ended December 31, 2011. Net course registrations increased 18% to 402,205 in 2012 from 341,669 in 2011. The increase in net course registrations was primarily attributable to increased marketing efforts to civilian students interested in the affordability and diversity of our academic programs, and to some degree to an increase in students who enrolled solely to obtain Title IV funds and an increase in students who might not otherwise pursue a degree or certificate but are attracted to enroll because of the availability of Title IV funds.

Costs and Expenses

Costs and expenses were $244.7 million for the year ended December 31, 2012, an increase of $47.2million, or 24%, compared to $197.5 million for prior year ended December 31, 2011. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues increased to 78.1% in 2012 from 75.9% in 2011. Similarly, our income before interest income and income taxes, or our operating margin, decreased to 21.9% from 24.1% over that same period. This increase in costs and expenses as a percentage of revenues and decrease in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue increased due to increased general and administrative expenses primarily attributable to an increase in expenditures for financial aid processing fees, expenditures for technology required to support the increase in civilian students and regulatory changes, and increased bad debt primarily associated with our civilian students.

Instructional costs and services.   Instructional costs and services expenses for the year ended December 31, 2012 were $110.2 million, representing an increase of 16% from $95.2 million for the year ended December 31, 2011. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expense as a percentage of revenues decreased to 35.2% in 2012 from 36.6% in 2011. This decrease was primarily due the number of full-time academic support staff increasing at a slower rate than revenue.

Selling and promotional.   Selling and promotional expenses for the year ended December 31, 2012 were $59.8 million, representing an increase of 34% from $44.7 million for the year ended December 31, 2011. This increase was primarily due to an increase in internet advertising and introduction of radio and television advertising campaigns targeting our APU brand. Selling and promotional expenses as a percentage of revenues increased to 19.1% in 2012 from 17.2% in 2011 due to increased marketing of the APU brand.

General and administrative.   General and administrative expenses for the year ended December 31, 2012 were $63.6 million, representing an increase of 31% from $48.4 million for the year ended December 31, 2011. The increase in expenditures was due to increased financial aid processing fees and expenditures for technology required to support the increase in civilian students, regulatory changes and bad debt expense. General and administrative expenses as a percentage of revenues increased to 20.3% in 2012 from 18.6% in 2011. This increase was primarily due to cost associated with our increased civilian population, regulatory changes, and bad debt expense increasing from $6.7 million in 2011 to $13.6 million in 2012, or from 2.6% of revenue in 2011 to 4.3% of revenue in 2012. This increase is due to civilian students that utilize federal financial aid and that do not complete their academic period, resulting in a return of federal student aid and a resulting unpaid balance due directly from the student, which in turn can result in bad debt.

Depreciation and amortization.   Depreciation and amortization expenses were $11.1 million for the year ended December 31, 2012, compared with $9.2 million for the year ended December 31, 2011. This represents an increase of 21%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based compensation.   Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for the year ended December 31, 2012 was $3.8 million in the aggregate, representing an increase of 20% from $3.2 million for the year ended December 31, 2011. The increase in stock-based compensation expense is primarily attributable to an increase in new restricted stock grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2011	2012
Instructional costs and services	$893	$896
Selling and promotional	324	378
General and administrative	1,972	2,544
Total stock-based compensation expense	$3,189	$3,818

 Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2012 and 2011 of $26.5 million and $22.2 million, respectively, or effective tax rates of 38.5% and 35.3%, respectively. The effective tax rate in 2011 was impacted by state tax and research and development tax credit studies that were completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states. The research and development tax credit study was completed to claim the credit for our increased software development activities qualifying under the tax law.  In addition, we claimed energy tax credits in connection with solar panel and charging stations for our facility in Charles Town.

Net Income

Net income was $42.3 million for the year ended December 31, 2012, compared to net income of $40.8 million for the year ended December 31, 2011, an increase of 4% or $1.5 million. This increase was related to the factors discussed above.

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

General and administrative.   General and administrative expenses for the year ended December 31, 2011 were $48.4 million, representing an increase of 51% from $32.1 million for the year ended December 31, 2010. The increase in expenditures was due to increased financial aid processing fees and expenditures for technology required to support the increase in civilian students, regulatory changes and bad debt expense. General and administrative expenses as a percentage of revenues increased to 18.6% in 2011 from 16.2% in 2010. This increase was primarily due to cost associated with our increased civilian population, regulatory changes, and bad debt expense increasing from $2.1 million in 2010 to $6.7 million in 2011, or from 1.1% of revenue in 2010 to 2.6% of revenue in 2011. This increase is due to civilian students that utilize federal financial aid and that do not complete their academic period, resulting in a return of federal student aid and a resulting unpaid balance due directly from the student, which in turn can result in bad debt.

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

 Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2011 and 2010 of $22.2 million and $20.3 million, respectively, or effective tax rates of 35.3% and 40.4%, respectively. The reduction in the effective tax rate in 2011 is primarily due to the state tax and research and development tax credit studies that were completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states. The research and development tax credit study was completed to claim the credit for our increased software development activities qualifying under the tax law.  In addition, we claimed energy tax credits in connection with solar panel and charging stations for the facility in Charles Town.

Net Income

Net income was $40.8 million for the year ended December 31, 2011, compared to net income of $29.9 million for the year ended December 31, 2010, an increase of 36% or $10.9 million. This increase was related to the factors discussed above.

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our eight last quarters ended December 31, 2012. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Dollars in thousands) (Unaudited)
Statement of Operations Data:
Revenues	$58,664	$60,795	$65,251	$75,667	$75,822	$74,572	$77,122	$86,000
Costs and expenses:
Instructional costs and services	22,105	23,011	23,948	26,152	27,853	26,249	26,436	29,654
Selling and promotional	10,884	9,721	11,705	12,403	14,371	14,475	14,430	16,485
General and administrative	10,511	10,910	12,160	14,769	16,072	16,141	15,978	15,424
Depreciation and amortization	2,093	2,242	2,404	2,500	2,656	2,715	2,760	3,015
Total costs and expenses	45,593	45,884	50,217	55,824	60,952	59,580	59,604	64,578
Income before taxes	13,071	14,911	15,034	19,843	14,870	14,992	17,518	21,422
Interest income, net	27	25	35	22	21	(34)	30	118
Income before income taxes	13,098	14,936	15,069	19,865	14,891	14,958	17,548	21,540
Income tax expense (benefit)	5,241	5,960	4,130	6,880	5,808	5,717	6,724	8,279
Investment, net of taxes	$—	$—	$—	$—	$—	$—	$—	$(86)
Net income	$7,857	$8,976	$10,939	$12,985	$9,083	$9,241	$10,824	$13,175
Other Data:
Stock-based compensation	$862	$746	$812	$769	$1,014	$917	$940	$947
Net cash provided by operating activities	$19,875	$5,799	$21,826	$22,938	$14,849	$7,849	$11,798	$18,342
Capital expenditures	$3,597	$3,199	$6,978	$11,151	$6,577	$12,371	$9,562	$6,504
Net course registrations	81,094	77,857	87,331	95,387	100,992	92,890	103,047	105,276

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the years ended December 31, 2012 and 2011 primarily through cash provided by operating activities. Cash and cash equivalents were $114.9 million and $119.0 million at December 31, 2012 and 2011, respectively.

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

Operating Activities

Net cash provided by operating activities was $52.8 million, $70.4 million and $47.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The decrease in cash flow from operations was due to an increase in accounts receivable, a difference in the timing of tuition payments received in advance from students, timing differences related to the payment of accounts payable and accrued expenses, and timing differences related to payment of book vendors.

Investing Activities

Net cash used in investing activities was $48.0 million, $25.2 million and $23.0 million for the years ended December 31, 2012, 2011, and 2010 respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which have been related to buildings to support expansion, software development related to PAD, and computers and equipment to support increased staff as well as our investment in NWHW Holdings.  We expect that we will continue to incur expenses for investing activities in strategic opportunities, or to enhance our business capabilities, such as our investment in NWHW Holdings.  Furthermore, capital expenditures could be higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth.

The Company will continue to explore opportunities to invest in other opportunities in the education industry, which could include purchasing other education related companies or investing in companies developing new technologies.

Financing Activities

Net cash used in financing activities was $8.9 million for the year ended December 31, 2012 compared with net cash used in financing activities of $7.6 million and $17.6 million for the year ended December 31, 2011 and 2010, respectively. The increase in cash used in financing activities was primarily related to an increase in share repurchases under our share repurchase program from $9.7 million in 2011 to $15.9 million in 2012.

Contractual Commitments

We have various contractual obligations consisting of operating leases. The following table sets forth our future contractual obligations as of December 31, 2012.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating lease obligations	2,238	1,081	1,157	—
Total contractual obligations	$2,238	$1,081	$1,157	$—

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2010, 2011 or 2012. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition. We do not generally increase our undergraduate tuition rates; however, our costs do continually increase with inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2012.

Market Risk

We have no material derivative financial instruments or derivative commodity instruments. We maintain our cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Public Education, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Public Education, Inc.

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiary listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed and unqualified opinion on the effectiveness of American Public Education, Inc. and Subsidiary’s internal control over financial reporting.

/s/  McGladrey, LLP

Vienna, Virginia

February 28, 2013

Consolidated Balance Sheets

	As of December 31,
	2011	2012
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$119,006	$114,901
Accounts receivable, net of allowance of $4,996 in 2011 and $11,106 in 2012	9,499	10,428
Prepaid expenses	4,961	4,290
Income tax receivable	1,603	4,953
Deferred income taxes	3,653	6,502
Total current assets	138,722	141,074
Property and equipment, net	58,759	82,840
Note receivable	—	6,000
Investment	—	6,664
Other assets	1,410	1,025
Total assets	$198,891	$237,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,318	$17,251
Accrued liabilities	14,486	12,042
Deferred revenue and student deposits	25,884	25,777
Total current liabilities	56,688	55,070
Deferred income taxes	8,370	11,380
Total liabilities	65,058	66,450
Commitments and contingencies (Note 3 and 7)
Stockholders’ equity:
Preferred Stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares - 100,000; 17,844 issued and outstanding in 2011; 17,752 issued and outstanding in 2012	178	178
Additional paid-in capital	147,053	157,449
Retained earnings (accumulated deficit)	(13,398)	13,526
Total stockholders’ equity	133,833	171,153
Total liabilities and stockholders’ equity	$198,891	$237,603
The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

	Year Ended December 31,
	2010	2011	2012
	(In thousands, except per share amounts)
Revenues	$198,174	$260,377	$313,516
Costs and expenses:
Instructional costs and services	75,309	95,216	110,192
Selling and promotional	34,296	44,713	59,761
General and administrative	32,045	48,350	63,615
Depreciation and amortization	6,502	9,239	11,146
Total costs and expenses	148,152	197,518	244,714
Income before interest income and income taxes	50,022	62,859	68,802
Interest income, net	111	109	135
Income from operations before income taxes	50,133	62,968	68,937
Income tax expense	20,265	22,211	26,528
Investment loss, net of tax	$—	$—	(86)
Net income	$29,868	$40,757	$42,323
Net income attributable to common stockholders per common share:
Basic	$1.63	$2.28	$2.38
Diluted	$1.59	$2.23	$2.35
Weighted average number of shares outstanding:
Basic	18,281	17,877	17,772
Diluted	18,837	18,295	18,041
The accompanying notes are an integral part of these consolidated statements.

Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)
							Additional	Retained Earnings	Total
	Preferred Stock		Common Stock		Repurchased Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2009	—	$—	18,275,655	$183	—	$—	$136,380	$(54,545)	$82,018
Stock issued for cash	—	—	322,134	3	—	—	1,118	—	1,121
Stock issued for director compensation	—	—	4,424	—	—	—	174	—	174
Repurchased shares of common and restricted stock from stockholders			(9,625)	—	(682,046)	(19,966)	(274)		(20,240)
Stock-based compensation	—	—	—	—	—	—	2,805	—	2,805
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,554	—	1,554
Net income	—	—	—	—	—	—	—	29,868	29,868
Balance as of December 31, 2010	—	—	18,592,588	186	(682,046)	(19,966)	141,757	(24,677)	97,300
Stock issued for cash	—	—	155,472	1	—	—	909	—	910
Stock issued for director compensation	—	—	3,540	—	—	—	139	—	139
Repurchased shares of common and restricted stock from stockholders	—	—	(6,050)	—	(219,208)	(9,521)	(224)	—	(9,745)
Stock-based compensation	—	—	—	—	—	—	3,189	—	3,189
Repurchased and retired shares of common stock			(901,254)	(9)	901,254	29,487	—	(29,478)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,283	—	1,283
Net income	—	—	—	—	—	—	—	40,757	40,757
Balance as of December 31, 2011	—	—	17,844,296	178	—	—	147,053	(13,398)	133,833
Stock issued for cash	—	—	408,739	5	—	—	4,053	—	4,058
Stock issued for director compensation	—	—	3,098	—	—	—	116	—	116
Repurchased shares of common and restricted stock from stockholders	—	—	(10,697)	—	(493,491)	(15,399)	(457)	—	(15,856)
Stock-based compensation	—	—	—	—	—	—	3,818	—	3,818
Repurchased and retired shares of common stock	—	—	(493,491)	(5)	493,491	15,399	—	(15,399)	(5)
Excess tax benefit from stock based compensation	—	—	—	—	—	—	2,866	—	2,866
Net income	—	—	—	—	—	—	—	42,323	42,323
Balance as of December 31, 2012	—	$—	17,751,945	$178	—	$—	$157,449	$13,526	$171,153
The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Operating activities
Net income	$29,868	$40,757	$42,323
Adjustments to reconcile net income to net cash provided by operating activities
Increase in allowance for doubtful accounts	154	3,946	6,110
Depreciation and amortization	6,502	9,239	11,146
Stock-based compensation	2,805	3,189	3,818
Loss on disposal	129	44	91
Investment loss	—	—	86
Stock issued for director compensation	174	139	116
Deferred income taxes	1,811	(867)	161
Changes in operating assets and liabilities:
Accounts receivable	(1,759)	(3,176)	(7,039)
Prepaid expenses and other assets	(1,312)	(1,112)	1,080
Income tax receivable	83	(823)	(3,350)
Accounts payable	2,666	6,896	933
Accrued liabilities	1,346	5,137	(2,444)
Deferred revenue and student deposits	4,611	7,069	(107)
Net cash provided by operating activities	47,078	70,438	52,924
Investing activities
Capital expenditures	(22,454)	(24,925)	(35,014)
Investment	—	—	(6,750)
Note receivable	—	—	(6,000)
Capitalized program development costs and other assets	(573)	(307)	(328)
Net cash used in investing activities	(23,027)	(25,232)	(48,092)
Financing activities
Cash paid for repurchase of common/restricted stock	(20,240)	(9,745)	(15,861)
Cash received from issuance of common stock , net of issuance costs	1,121	910	4,058
Excess tax benefit from stock based compensation	1,554	1,283	2,866
Net cash used in financing activities	(17,565)	(7,552)	(8,937)
Net increase (decrease) in cash and cash equivalents	6,486	37,654	(4,105)
Cash and cash equivalents at beginning of period	74,866	81,352	119,006
Cash and cash equivalents at end of period	$81,352	$119,006	$114,901
Supplemental disclosures of cash flow information
Income taxes paid	$16,819	$22,619	$26,851
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

APUS achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for participation in federal student aid programs under Title IV of the Higher Education Act of 1965, which the Company refers to as Title IV programs, for classes beginning in November 2006.

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

Accounts receivable.   Course registrations are recorded as deferred revenue and accounts receivable at the time students begin a class. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, which can delay the receipt of payment up until the class starts or longer. These other payment options include payments by sponsors, alternative loans, financial aid, or a tuition assistance program that remits payments directly to the Company. When a student remits payment after a class has begun, accounts receivable is reduced. If payment is made prior to the start of class, the payment is recorded as a student deposit, and the student is provided access to the classroom when classes start. If one of the various other payment options are confirmed as secured, the student is provided access to the classroom. If no receipt is confirmed or payment option secured, the student will be dropped from the class. Therefore, billed amounts represent invoices that have been prepared and sent to students or their sponsor, lender, financial aid, or tuition assistance program according to the billing terms agreed upon in advance. The Department of Defense, or DoD, tuition assistance program is billed by branch of service on a course-by-course basis when a student starts class, whereas federal financial aid programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Recoveries of receivables previously written off are recorded when received. We do not charge interest on our past due accounts receivable.

Property and equipment.   Property and equipment is carried at cost less accumulated depreciation. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Partnership At a Distance, or PAD, is a customized student information and services system that manages admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company capitalizes the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Investment. On September 30, 2012, the Company made a $6.8 million or approximately 19.9% investment in preferred stock of NWHW Holdings, Inc., which in turn acquired  New Horizons Worldwide, Inc.("New Horizons").  New Horizons is a global IT training company operating over 300 locations around the world through franchise arrangements in 45 states and 70 countries.  In connection with the investment, APEI is entitled to certain rights, including right to representation on the Board of Directors of NWHW Holdings. The Company recorded the investment under the equity method and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Note Receivable. In connection with the Company's minority investment in NWHW Holdings, Inc., the Company extended $6.0 million in credit to New Horizons in exchange for a subordinated note. The note matures on September 28, 2018 with monthly interest payments of 5.0% per annum during the first five years of the note and interest payments of 6.0% per annum in the sixth year. The Company evaluates the loan receivable by analyzing the borrower's creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

The Company refunds 100% of tuition for courses that are dropped by students before the conclusion of the first seven days of a course. Because courses begin the first Monday of every month and penalty free drops occur by the second Monday of every month, the Company does not recognize revenue for dropped courses.  After a course begins and if a student does not drop their course, the following refund policy is used:

8-Week Course- Tuition Refund Schedule

Withdrawal Request                                                                           Date Tuition Refund Percentage
Before or During Week 1                                                                    100%
During Week 2                                                                                      75%
During Weeks 3 and 4                                                                         50%
During Weeks 5 through 8                                                                  No Refund

16-Week Course- Tuition Refund Schedule

Withdrawal Request                                                                           Date Tuition Refund Percentage
Before or During Week 1                                                                    100%
During Week 2                                                                                     100%
During Weeks 3 and 4                                                                         75%
During Weeks 5 through 8                                                                 50%
During Weeks 9 through 16                                                               No Refund

Deferred revenue and student deposits at December 31, 2011 and 2012 consisted of the following:

	As of December 31,
	2011	2012
	(In thousands)
Deferred revenue	$13,753	$15,093
Student deposits	12,131	10,684
Total deferred revenue and student deposits	$25,884	$25,777

The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $1,044,000, $2,155,000 and $2,832,000 was provided for the years ended December 31, 2010, 2011 and 2012, respectively, and are included as a reduction to revenue in the accompanying statements of income.

Advertising costs.   Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2010, 2011 and 2012 were $22,046,000, $29,306,000 and $41,929,000 respectively, and are included in selling and promotion costs in the accompanying statements of income.

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

There were no material uncertain tax positions as of December 31, 2011 and 2012. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

Stock-based compensation.   The Company applies FASB ASC Topic 718, Share-Based Payment, which requires companies to expense share-based compensation based on fair value.

The following amounts of stock-based compensation have been included in the operating expense line-items indicated:

	Year Ended December 31,
	2010	2011	2012
		(in thousands)
Instructional costs and services	$717	$893	$896
Selling and promotional	224	324	378
General and administrative	1,864	1,972	2,544
Total stock-based compensation expense	$2,805	$3,189	$3,818

Income per common share.   Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.

There were no outstanding options to purchase common shares that were excluded in the computation of diluted net income per common share for the years ended December 31, 2011 and 2010 and 265,965 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2012.

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

Note 2. Property and Equipment

Property and equipment at December 31, 2011 and 2012 consisted of the following:

	Useful Life	2011	2012
		(in thousands)
Land	—	$4,705	$6,863
Building and building improvements	27.5 - 39 years	28,428	44,512
Leasehold improvements	up to 7 years	2,183	2,125
Office equipment	5 years	1,561	2,306
Computer equipment	3 years	12,648	16,098
Furniture and fixtures	7 years	4,842	6,778
Vehicles	5 years	107	107
Software development	5 years	30,169	39,577
Program development	3 years	2,590	2,918
		87,233	121,284
Accumulated depreciation and amortization		28,474	38,444
		$58,759	$82,840

During the years ended December 31, 2010, 2011 and 2012, the Company recorded $6,352,000, $9,089,000 and $10,996,000 respectively, in depreciation expense. In addition, the Company recorded $150,000 in amortization expense during the years ended December 31, 2010, 2011 and 2012, respectively, related to other assets.

Note 3. Operating Leases

The Company leases office space in Virginia and West Virginia under operating leases that expire through March 2015. Rent expense related to these operating leases amounted to $1,467,000, $1,634,000 and $1,656,000 for the years ended December 31, 2010, 2011 and 2012, respectively. The minimum rental commitment under the operating leases is due as follows:

Years Ending December 31,
(in thousands)
2013	$1,081
2014	924
2015	233
2016	—
2017	—
$2,238

Note 4. Income Taxes

 The components of the income tax expense for the years ended December 31, 2009, 2010 and 2011 were as follows:

	2010	2011	2012
		(in thousands)
Current income tax expense:
Federal	$14,962	$20,790	$22,937
State	3,492	2,288	3,430
	18,454	23,078	26,367
Deferred tax expense:
Federal	1,622	(290)	150
State	189	(577)	11
	1,811	(867)	161
	$20,265	$22,211	$26,528

The tax effects of principal temporary differences are as follows:

	2011	2012
	(in thousands)
Deferred tax assets:
Property and equipment	$1,410	$2,925
Stock option compensation expense	1,778	1,765
Allowance for doubtful accounts	1,907	4,211
Accrued vacation and severance	384	485
Restricted stock	519	863
Investment	—	41
	5,998	10,290
Deferred tax liabilities:
Income tax deductible capitalized software development costs	(9,779)	(14,346)
Prepaid expenses	(936)	(822)
	(10,715)	(15,168)
	$(4,717)	$(4,878)

 The deferred tax amounts above have been classified on the accompanying balance sheets as of December 31, 2011 and 2012, as follows:

	2011	2012
	(in thousands)
Current assets	$3,653	$6,502
Non-current liabilities	$(8,370)	$(11,380)

Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to permanent tax differences, research and development tax credits related to capitalized software development costs, energy tax credits and the application of state apportionment laws, as follows:

	2010		2011		2012
	Amount	%	Amount	%	Amount	%
			(in thousands)
Tax expense at statutory rate	$17,546	35.00	$22,039	35.00	$24,135	35.00
State taxes, net	2,392	4.77	1,112	1.77	2,241	3.25
Permanent differences	141	0.28	96	0.15	154	0.22
Other	186	0.37	(1,036)	(1.65)	(2)	—
	$20,265	40.42	$22,211	35.27	$26,528	38.47

Permanent differences in the table above are mainly attributable to nondeductible meals and entertainment expenses and non-deductible employer contributions to the Employee Stock Purchase Plan (“ESPP”).

Other primarily consists of research and development and energy tax credits. In 2011, the Company recorded research and development credits of $499,000 and energy credits of $664,000. The Company undertakes research and development activities in connection with its learning programs. The energy credits are in connection with solar panel and charging stations for its facility in Charles Town. In 2011, the state effective tax rate decreased based on a review of the application of state apportionment factor laws to its revenue producing activities.

The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For federal and state tax purposes, tax years 2009-2012 remain open to examination.

Note 5. Other Employee Benefits

The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to all of its eligible employees. The participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions. On June 20, 2008, the Company filed a Form S-8 to register 100,000 shares of common stock that may be purchased in the open market and subsequently issued pursuant to the retirement plan. The Company made discretionary contributions to the plan of  $1,528,000, $2,015,000 and $2,447,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan. The ESPP was implemented effective July 1, 2008, with quarterly enrollment periods. Participants may only enter the plan and establish their withholdings at the start of an enrollment period. They may withdraw from the plan and end payroll deductions any time up to five days before the purchase date and funds will be returned to them. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually (or the value of the common stock cannot exceed $25,000). The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 100,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2011 and 2012 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2011	4,158	$40.45	$34.38	$25,239
June 30, 2011	3,739	$44.51	$37.83	$24,977
September 30, 2011	5,655	$34.00	$28.90	$28,841
December 31, 2011	4,113	$43.28	$36.79	$26,693
Total/Weighted Average	17,665	$39.90	$33.92	$105,750
March 31, 2012	4,749	$38.00	$32.30	$27,069
June 30, 2012	6,214	$32.00	$27.20	$29,827
September 30, 2012	4,517	$36.43	$30.97	$24,663
December 31, 2012	5,093	$36.12	$30.70	$27,604
Total/Weighted Average	20,573	$35.38	$30.07	$109,163

Note 6. Stockholders' Equity

Stock Incentive Plans

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the 2007 Omnibus Incentive Plan. The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2002 Stock Plan or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares. As of December 31, 2012, there were 730,758 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 96,721 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing. Prior to 2012, the Company used a mix of stock options and restricted stock, but in 2012 did not issue any stock options.

For the years ended December 31, 2010, 2011 and 2012, the Company recognized $2,805,000, $3,189,000 and $3,818,000 in stock-based compensation expense as required under FASB ASC Topic 718 and a total income tax benefit of $1,063,000, $1,254,000 and $1,512,000. respectively.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Prior to 2012, we calculated the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins No. 107 and 110 because we lacked historical data and were unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	2010	2011	2012
Expected volatility	26.46%	39.04%	—%
Expected dividends	—	—	—
Expected term, in years	4.5	4.5	—
Risk-free interest rate	2.65%	2.01%	—%
Weighted-average fair value of options granted during the year	$9.42	$13.22	$—

           A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2012 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contracual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2011	1,067,511	$21.22
Options granted	—	$—
Awards exercised	(369,918)	$10.97
Options forfeited	(6,511)	$34.03
Outstanding, December 31, 2012	691,082	$21.22	3.86	$6,926
Exercisable, December 31, 2012	513,201	$23.10	3.57	$6,849

The following table summarizes information regarding stock option exercises:

	2010	2011	2012
	(In thousands)
Proceeds from stock options exercised	$1,121	$910	$4,058
Intrinsic value of stock options exercised	$9,841	$4,574	$9,580
Tax benefit from exercises	$2,048	$1,786	$3,459

As of December 31, 2012 there was $3,841,000 of total unrecognized compensation cost, representing $753,000 of unrecognized compensation cost associated with share-based compensation arrangements, and $3,088,000 of unrecognized compensation cost associated with non-vested restricted stock. That total remaining cost is expected to be recognized over a weighted average period of .66 and 1.54 years, respectively.

 There were 265,965 outstanding options to purchase common shares that were excluded in the computation of diluted net income per common share for the year ended December 31, 2012 and no outstanding options to purchase common shares that were excluded in the computation of diluted net income per common share for years ended December 31, 2011 and, 2010, respectively.

Restricted Stock

 The table below sets forth the restricted stock activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2011	79,075	$37.44
Shares granted	97,240	40.09
Vested shares	(38,821)	37.80
Shares forfeited	(1,097)	38.87
Non vested, December 31, 2012	136,397	$39.21

There were no shares of restricted stock excluded in the computation of diluted net income per common share for the year ended December 31, 2012. The Company recognized an income tax benefit of $948,000, $605,000 and $538,000 from vested shares for the year ended December 31, 2012, 2011 and 2010, respectively.

Employees are provided the option to forfeit to the Company shares equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the year ended December 31, 2010, 2011 and 2012 the Company accepted for forfeiture 9,625 shares for $274,000 and 6,050 shares for $224,000 and 10,697 shares for $456,000, respectively, under this arrangement.

 Repurchase

 During the year ended December 31, 2012, the Company repurchased 493,491 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2012 – January 31, 2012	—	$—	—	87,033	—
February 1, 2012 – February 29, 2012	—	$—	—	87,033	—
March 1, 2012 – March 31, 2012	87,033	$39.02	87,033	—	—
April 1, 2012 – April 30, 2012	—	$—	87,033	—	$—
May 14, 2012	—	$—	87,033	—	$20,000,000
May 1, 2012 – May 31, 2012	40,000	$28.70	127,033	—	18,851,824
June 1, 2012 – June 30, 2012	113,426	$29.42	240,459	—	15,515,168
July 1, 2012 - July 31, 2012	73,410	$28.69	313,869	—	13,409,230
August 1, 2012 - August 31, 2012	82,467	$27.23	396,336	—	11,163,298
September 1, 2012 - September 30, 2012	13,300	$32.98	409,636	—	10,724,643
October 1, 2012 to October 31, 2012	—	$—	409,636	—	10,724,643
November 1, 2012 to November 30, 2012	83,855	$32.58	493,491	—	7,992,647
December 1, 2012 to December 31, 2012	—	$—	493,491	—	7,992,647
Total	493,491	$31.21	493,491	—	$7,992,647

 During the year ended December 31, 2011, the Company repurchased 219,208 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	—	—	—	219,208
February 1, 2011 – February 28, 2011	—	$—	—	219,208
March 1, 2011 – March 31, 2011	32,000	$41.21	32,000	187,208
April 1, 2011 - April 30, 2011	40,000	$41.56	40,000	147,208
May 1, 2011 to May 31, 2011	42,000	$43.51	42,000	105,208
June 1, 2011 to June 30, 2011	44,000	$42.53	44,000	61,208
July 1, 2011 to July 31, 2011	40,000	$47.19	40,000	21,208
August 1, 2011 to August 31, 2011	21,208	$45.00	21,208	—
September 1, 2011 to September 30, 2011	—	—	—	—
October 1, 2011 to October 31, 2011	—	—	—	—
November 1, 2011 to November 30, 2011	—	—	—	—
December 1, 2011 to December 31, 2011	—	—	—	—
Total	219,208	$43.43	219,208	—

 During the years ended December 31, 2012 and 2011, the Company retired 493,491 and 901,254 shares of common stock that had been previously repurchased and held in our treasury, respectively.

Note 7. Contingencies

From time to time the Company may be involved in litigation in the normal course of its business. Management does not expect that the resolution of these matters would have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

Note 8. Concentration

Approximately 50%, 41% and 38% of the Company’s 2010, 2011 and 2012 revenues, respectively, were derived from students who receive tuition assistance from tuition assistance programs sponsored by the United States Department of Defense. Approximately 8%, 9% and 13%  of the Company’s 2010, 2011 and 2012 revenues, respectively, were derived from students who were eligible for veterans benefits. A reduction in military tuition assistance or veterans benefits could have a significant impact on the Company’s operations. In October of 2006, APUS was approved for participation in Title IV programs, allowing the Company to participate in federal student aid programs. Approximately, 24%, 37% and 36% of the Company’s 2010, 2011 and 2012 revenues respectively, were derived from students who received federal student aid.

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

Note 11. Quarterly Financial Summary (unaudited)

The following unaudited consolidated interim financial information presented should be read in conjunction with other information included in the Company’s consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of the Company’s last eight quarters:

	First	Second	Third	Fourth
	(in thousands, except per share data)
2012
Revenues	$75,822	$74,572	$77,122	$86,000
Income before income taxes	14,891	14,958	17,548	21,540
Net income	9,083	9,241	10,824	13,175
Net income per common share:
Basic	$0.51	$0.52	$0.61	$0.73
Diluted	$0.50	$0.51	$0.60	$0.74
2011
Revenues	$58,664	$60,795	$65,251	$75,667
Income before income taxes	13,098	14,936	15,069	19,865
Net income	7,857	8,976	10,939	12,985
Net income per common share:
Basic	$0.44	$0.50	$0.61	$0.73
Diluted	$0.43	$0.49	$0.60	$0.71

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

 Our independent auditors, McGladrey, LLP, have issued an audit report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American Public Education, Inc.

We have audited American Public Education, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. American Public Education, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Public Education, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Public Education, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion.

/s/  McGladrey, LLP

Vienna, VA

February 28, 2013

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

Additional Information

The additional information regarding directors, executive officers and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2012 with respect to our 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2012 with respect to our 2013 Annual Meeting of Stockholders.

On February 28, 2012, the Board of Directors of the Company approved and adopted the APUS Non-Qualified Plan, pursuant to which the Company will credit to eligible participants an amount equal to the difference between (1) the matching contribution that such participant would have received for the calendar year under the Company’s 401(k) Plan had the limitation under Code Section 401(a)(17) not applied and (2) the matching contribution that such participant actually received under the Company’s 401(k) Plan, as well as any additional discretionary amounts that the Company may contribute for the benefit of such participant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2012 with respect to our 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2012 with respect to our 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2012 with respect to our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	List of documents filed as part of this annual report on Form 10-K:

(1)	The required financial statements are included in Item 8 of Part II of this annual report on Form 10-K.

(2)	The required financial statement schedules are included in Item 8 of Part II of this annual report on Form 10-K.

(3)	A complete listing of exhibits is included in the Index to Exhibits.

(b)	A complete listing of exhibits is included in the Index to Exhibits.

(c)	Schedule II: Valuation and Qualifying Accounts.

Other schedules are omitted because they are not required.

AMERICAN PUBLIC EDUCATION, INC.

Schedule II

Valuation and Qualifying Accounts

	Balance at beginning of period	Additions/ (reductions)	Write-offs	Balance at end of period
Year ended December 31, 2012:
Allowance for receivables	$4,996	$13,610	$(7,500)	$11,106
Year ended December 31, 2011:
Allowance for receivables	$1,050	$6,735	$(2,789)	$4,996
Year ended December 31, 2010:
Allowance for receivables	$896	$2,128	$(1,974)	$1,050

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Dated: February 28, 2013	By:	/s/ Dr. Wallace E. Boston
	Name:	Dr. Wallace E. Boston
	Title:	President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Dr. Wallace E. Boston	February 28, 2013	President, Chief Executive Officer and Director
Dr. Wallace E. Boston		(Principal Executive Officer)

/s/ Harry T. Wilkins	February 28, 2013	Executive Vice President and
Harry T. Wilkins		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ J. Christopher Everett	February 28, 2013	Chairman of the Board of Directors
J. Christopher Everett

/s/ F. David Fowler	February 28, 2013	Director
F. David Fowler

/s/ Jean C. Halle	February 28, 2013	Director
Jean C. Halle

/s/ Timothy J. Landon	February 28, 2013	Director
Timothy J. Landon

/s/ Barbara G. Fast	February 28, 2013	Director
Barbara G. Fast

/s/ Timothy T. Weglicki	February 28, 2013	Director
Timothy T. Weglicki

/s/ Eric C. Andersen	February 28, 2013	Director
Eric C. Andersen

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Fifth Amended Restated Certificate of Incorporation of the Company (1)
3.2	Second Amended and Restated Bylaws of the Company (1)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company
10.1+	American Public Education, Inc. 2002 Stock Incentive Plan (2)
10.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan (2)
10.3+	Form of Indemnification Agreement with directors and executive officers (2)
10.4+	Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (2)
10.4A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (3)
10.5+	Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007
10.5A+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007 (3)
10.6+	Separation Agreement dated October 25, 2012 between American Public University System, Inc. and Dale Young (filed herewith)
10.6A+	Consulting Agreement dated January 1, 2013 between American Public University System, Inc. and Dale Young (filed herewith)
10.7+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.8+	Employment Agreement between the Company and Sharon van Wyk (4)
10.9+	Employment Agreement between the Company and Karan Powell
10.10+	American Public Education, Inc. 2011 Omnibus Incentive Plan (5)
10.11+	APUS Non-Qualified Plan (filed herewith)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of McGladrey, LLP (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 01-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333- )145185.
(3)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 01-33810), filed with the Commission on March 10, 2009.
(4)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 01-33810), filed with the Commission on November 5, 2009.

(5)	Incorporated by reference to Exhibit A of the Registrant’s 2011 Annual Proxy Statement on Schedule 14A (File No. 01-33810), filed with the Commission on March 22, 2011.