Form 10-Q
period 2013-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2013-05-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

 The total number of shares of common stock outstanding as of May 8, 2013 was 17,605,132.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31, 2013	As of December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,550	$114,901
Accounts receivable, net of allowance of $9,425 in 2013 and $11,106 in 2012	12,211	10,428
Prepaid expenses	5,056	4,290
Income tax receivable	386	4,953
Deferred income taxes	5,113	6,502

Total current assets	143,316	141,074
Property and equipment, net	85,607	82,840
Note receivable	6,000	6,000
Investments	10,616	6,664
Other assets, net	1,201	1,025
Total assets	$246,740	$237,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,247	$17,251
Accrued liabilities	11,657	12,042
Deferred revenue and student deposits	29,073	25,777

Total current liabilities	55,977	55,070
Deferred income taxes	12,113	11,380
Total liabilities	68,090	66,450

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 17,667 issued and outstanding in 2013; 17,752 issued and outstanding in 2012	177	178
Additional paid-in capital	158,561	157,449
Retained earnings	19,912	13,526
Total stockholders’ equity	178,650	171,153
Total liabilities and stockholders' equity	$246,740	$237,603

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Revenues	$83,840	$75,822
Costs and expenses:
Instructional costs and services	28,405	27,853
Selling and promotional	16,539	14,371
General and administrative	17,479	16,072
Depreciation and amortization	3,207	2,656
Total costs and expenses	65,630	60,952

Income from operations before interest income and income taxes	18,210	14,870
Interest income, net	64	21
Income before income taxes	18,274	14,891
Income tax expense	6,850	5,808
Equity investment loss, net of taxes	48	—
Net income	$11,376	$9,083
Net Income per common share:
Basic	$0.64	$0.51

Diluted	$0.63	$0.50
Weighted average number of common shares:
Basic	17,764,330	17,854,114

Diluted	17,999,961	18,233,669

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating activities
Net income	$11,376	$9,083
Adjustments to reconcile net income to net cash provided by operating activities
Increase in (reduction of) allowance for bad debt	(1,681)	2,007
Depreciation and amortization	3,207	2,656
Stock-based compensation	1,015	1,014
Stock issued for director compensation	25	33
Loss on disposal	59	—
Investment loss	48	—
Deferred income taxes	2,122	512
Changes in operating assets and liabilities:
Accounts receivable	(102)	(1,601)
Prepaid expenses and other assets	(940)	(571)
Income tax receivable	4,567	1,603
Accounts payable	(2,004)	(3,063)
Accrued liabilities	(385)	294
Income taxes payable	—	1,688
Deferred revenue and student deposits	3,296	1,194
Net cash provided by operating activities	20,603	14,849
Investing activities
Capital expenditures	(5,947)	(6,577)
Equity investment	(4,000)	—
Capitalized program development costs and other assets	(88)	(109)
Net cash used in investing activities	(10,035)	(6,686)
Financing activities
Cash paid for repurchase of common/restricted stock	(5,770)	(3,857)
Cash received from issuance of common stock	769	767
Excess tax benefit from stock-based compensation	82	1,747
Net cash used in financing activities	(4,919)	(1,343)
Net increase in cash and cash equivalents	5,649	6,820
Cash and cash equivalents at beginning of period	114,901	119,006
Cash and cash equivalents at end of period	$120,550	$125,826
Supplemental disclosure of cash flow information
Income taxes paid	$79	$257

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc. (“APEI”) together with its subsidiary (the “Company”) is a provider of exclusively online post-secondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI's subsidiary, American Public University System, Inc. , a West Virginia corporation, operates American Public University System ("APUS") which is a regionally accredited post-secondary online university that includes American Military University ("AMU") and American Public University ("APU").

The University System achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and has been eligible to participate in federal student aid programs under Title IV of the Higher Education Act of 1965, which we refer to as Title IV programs, since November 2006.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.  The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements included in its Annual Report, on Form 10-K, for the year ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

There have been no applicable pronouncements since our last filing.

Investments

On September 30, 2012, the Company made a $6.8 million or approximately 19.9% investment in preferred stock of NWHW Holdings, Inc. (“NWHW Holdings”), which in turn acquired New Horizons Worldwide, Inc. ("New Horizons"). New Horizons is a global IT training company operating in approximately 260 locations around the world through franchise arrangements in 41 states and 63 countries. In connection with the investment, APEI is entitled to certain rights, including right to representation on the Board of Directors of NWHW Holdings. The Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education,  Inc. (“Fidelis Education”), representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a technology platform to assist working adult students with education advising and career mentoring services as they pursue college degrees.  In connection with the investment, APEI is entitled to certain rights, including right to representation on the Board of Directors. The Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Note Receivable

In connection with the Company's minority investment in NWHW Holdings, the Company extended $6.0 million in credit to New Horizons in exchange for a subordinated note. The note matures on September 28, 2018, with monthly interest payments of 5.0% per annum during the first five years of the note and interest payments of 6.0% per annum in the sixth year. We evaluate the loan receivable by analyzing the borrower's creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Concentration

Approximately 39%  of the Company’s revenues for the three-month period ended March 31, 2013 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense (“DoD”) compared to approximately 40% of the Company’s revenues for the three months ended March 31, 2012. Approximately 15% of the Company’s revenues for the three-month period ended March 31, 2013 were derived from students who were eligible for veterans benefits compared to approximately 12% of the Company’s revenues for the three months ended March 31, 2012. Approximately 35% of the Company’s revenues for the three months ended March 31, 2013, were from students using financial aid under the Title IV programs compared to 34% for the three months ended March 31, 2012. A reduction in any of these programs or a change in maximum benefits allowed to students thereunder could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 252,431 anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2013 and no anti-dilutive stock options excluded from the calculation for the three months ended  March 31, 2012.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, the tax years from 2009 to 2012 remain open to examination.

5. Stock-Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan (the "2007 Incentive Plan"). The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the American Public Education, Inc. 2002 Stock Incentive Plan (the "2002 Stock Plan") or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares.  As of March 31, 2013, there were 668,289 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 183,379 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. Prior to 2012, we calculated the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins  No. 107 and 110 because we lacked sufficient historical data and were unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. In the three-month periods ended March 31, 2012 and March 31, 2013 there were no options granted.

Options granted through March 31, 2013 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2012	691,082	$26.59
Options granted	—	$—
Awards exercised	(33,378)	$23.06
Awards forfeited	(2,249)	$36.43
Outstanding, March 31, 2013	655,455	$26.73	3.70	$5,991

Exercisable, March 31, 2013	598,517	$25.71	3.60	$5,991

The following table summarizes information regarding stock option exercises (unaudited):

	March 31, 2013	March 31, 2012
	(In thousands)
Proceeds from stock options exercised	$770	$767
Intrinsic value of stock options exercised	$495	$5,453
Tax benefit from exercises	$196	$1,747

The table below summarizes the restricted stock activity for the three months ended March 31, 2013 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2012	136,397	$39.21
Shares granted	116,370	$37.47
Vested shares	(55,378)	$39.19
Shares forfeited	(1,176)	$40.61
Non-vested, March 31, 2013	196,213	$38.17

Stock-based compensation cost charged against income during the three-month period ended March 31, 2013 and March 31, 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
Instructional costs and services	$205	$243
Marketing and promotional	107	100
General and administrative	703	671
Stock-based compensation expense in operating income	1,015	1,014
Tax benefit	(402)	(401)
Stock-based compensation expense, net of tax	$613	$613

As of  March 31, 2013, there was $7.2 million of total unrecognized compensation cost, representing $0.6 million of unrecognized compensation cost associated with share-based compensation arrangements, and $6.6 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.9 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Form 10-Q, in the “Risk Factors” section of this Form 10-Q,  in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”) and in our various filings with the SEC.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

 Background

American Public Education, Inc. (“APEI”) is a provider of online post-secondary education directed primarily at the needs of the military and public service communities. We operate through the American Public University System ("APUS"), a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU.

We were founded as American Military University, Inc. in 1991 and began offering graduate courses in January 1993. In 1995, American Military University began offering undergraduate programs primarily directed to members of the armed forces. Over time, American Military University diversified its educational offerings in response to demand by military students for post-military career preparation. With its expanded program offerings, American Military University extended its outreach to the greater public service community, primarily police, fire, emergency management personnel and national security professionals. In 2002, we reorganized into a holding company structure, with APEI serving as the holding company of American Public University System, Inc., which operates APUS, which includes AMU and APU. Our university system achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and became eligible for participation in federal student financial aid programs under Title IV of the Higher Education Act of 1965, which we refer to as Title IV programs, for classes beginning in November 2006. In July 2011, The Higher Learning Commission reaffirmed accreditation of APUS for online courses and programs without any other stipulations on its affiliation status.

The university system offers terms beginning on the first Monday of each month in either eight or sixteen-week formats.  Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Summary

Net course registrations increased 9% for the three-month period ended March 31, 2013 over the three-month period ended March 31, 2012.  Our revenue increased from $75.8 million to $83.8 million, or by 11%, for the three-month period ended March 31, 2013 over the three-month period ended March 31, 2012.   Operating margins increased to 21.7%  from 19.5% for the three-month period ended March 31, 2013 over the three-month period ended March 31, 2012.

In March 2013, in response to automatic, across-the-board reductions in federal spending (also known as “sequestration”), each of the branches of the U.S. armed services suspended new enrollments in the Department of Defense (“DoD”) voluntary education Tuition Assistance (“TA”) programs.  As a result of Congressional action, each of the services reinstated enrollments in the TA programs in April 2013. Our results of operations in the second quarter will be negatively impacted by the suspension of the TA programs, resulting in fewer enrollments from service members than otherwise would have been expected.  While the TA programs were reinstated, budgetary pressures remain, and we do not know what future action will be taken with respect to TA programs, which could include elimination of the programs, reduction of the funds and/or benefits available or new restrictions on participation. Any such changes, or any other reduction in the funding for the TA programs, could have a material adverse effect on our operations.

As previously disclosed, we have determined to begin utilizing an internal solution to administer and manage our participation in Title IV programs and, accordingly, to terminate our relationship with Global Financial Aid Services, Inc., or Global, which has assisted us with administration of our participation in those programs since 2006. As a result of the transition from Global to the internal solution, which we are planning to effect mainly in the second quarter, we believe that there will be a delay in processing financial aid that is anticipated to last approximately one week. This transition could have the effect in the third quarter of 2013 of permanently deferring or, in some cases, losing course registrations from students that would otherwise have been realized.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2012 included in our Annual Report for the year ended December 31, 2012.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenues	100.0%	100.0%
Costs and expenses:
Instructional costs and services	33.9	36.7
Selling and promotional	19.7	19.0
General and administrative	20.9	21.2
Depreciation and amortization	3.8	3.6

Total costs and expenses	78.3	80.5

Income from operations before
interest income and income taxes	21.7	19.5
Interest income, net	0.1	0.1

Income from operations
before income taxes	21.8	19.6
Income tax expense	8.2	7.7
Investment loss, net of taxes	—	—

Net Income	13.6%	11.9%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Our revenues for the three months ended March 31, 2013 were $83.8 million, an increase of $8.0 million, or 11%, compared to $75.8 million for the three months ended March 31, 2012. The increase was primarily a result of an increase in the number of net course registrations from civilian and military students in addition to increased revenue per course as a result of implementing a technology fee for courses beginning after September 1, 2012.

Costs and expenses.  Costs and expenses for the three months ended March 31, 2013 were $65.6 million, an increase of $4.6 million, or 8%, compared to $61.0 million for the three months ended March 31, 2012.  Costs and expenses as a percentage of revenues decreased to 78.3% for the three months ended March 31, 2013 from 80.5% for the three months ended March 31, 2012.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2013 were $28.4 million, representing an increase of 2% from $27.8 million for the three months ended March 31, 2012.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 33.9% for the three months ended March 31, 2013, compared to 36.7% for the three months ended March 31, 2012. Instructional costs as a percentage of revenue improved in the three months ended March 31, 2013 as a result of increased utilization of full-time faculty and improved textbook costs due to our e-press initiative.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2013 were $16.5 million, representing an increase of 15% from $14.4 million for the three months ended March 31, 2012.  This increase was primarily due to higher costs associated with online advertising as well as increased staff focused on strategic relationships.  Selling and promotional expenses as a percentage of revenues increased to 19.7% for the three months ended March 31, 2013 from 19.0% for the three months ended March 31, 2012.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2013 were $17.5 million, representing an increase of 9% from $16.1 million for the three months ended March 31, 2012.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology projects for a larger student body.  General and administrative expenses as a percentage of revenues decreased to 20.9% for the three months ended March 31, 2013 from 21.2% for the three months ended March 31, 2012.  This decrease was primarily due to headcount growing at a slower rate than revenue.

Depreciation and amortization. Depreciation and amortization expenses were $3.2 million for the three months ended March 31, 2013, compared with $2.7 million for the three months ended March 31, 2012.  This represents an increase of 19%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense  were $1.0 million in the aggregate for each of the three months ended March 31, 2012 and March 31, 2013.

Income tax expense. We recognized income tax expense for the three months ended March 31, 2013 and March 31, 2012 of $6.9 million and $5.8 million, respectively, or effective tax rates of 37.5% and 39.0%, respectively. The reduction in our effective tax rate in 2013 is primarily due to lower state tax rates as a result of the state tax study that we completed during the third quarter of 2011.

Net income. Our net income was $11.4 million for the three months ended March 31, 2013, compared to net income of $9.1 million for the three months ended March 31, 2012, an increase of $2.3 million, or 25%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company financed operating activities, and capital expenditures during the three months ended March 31, 2013 and  March 31, 2012 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  In addition, in the 2013 period the Company also used cash for an investment in Fidelis Education, a company that is developing a technology platform to assist working adult students with education advising and career mentoring services as they pursue college degrees. Cash and cash equivalents were $120.6 million and $125.8 million at March 31, 2013 and March 31, 2012, respectively, representing a decrease of $5.2 million, or 4.1%.

We derive a significant portion of our revenues from tuition assistance programs from the DoD.  Generally, these funds are received within 60 days of the start of the classes to which they relate.  A growing source of revenue is derived from our participation in Title IV programs, for which disbursements are governed by federal regulations.  We have typically received disbursements under Title IV programs within 30 days of the start of the applicable class. These factors, together with the number of classes starting each month, affect our operational cash flow.

Our costs and expenses have increased with the increase in student enrollment, as well as our increased selling and promotional expenses, and we expect to fund these costs and expenses through cash generated from operations. Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $20.6 million and $14.8 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Investing Activities

Net cash used in investing activities was $10.0 million and $6.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which have been related to buildings to support expansion, software development related to Partnership At a Distance, our customized student information and services system, and computers and equipment to support increased staff. In addition, the Company made a minority investment in Fidelis Education for $4.0 million.

We expect that we will continue to incur expenses for investing activities in strategic opportunities, or to enhance our business capabilities, such as our investment in Fidelis Education.  Furthermore, capital expenditures could be higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. The Company will continue to explore opportunities to invest in other opportunities in the education industry, which could include purchasing other education-related companies or investing in companies developing new technologies.

Financing Activities

Net cash used in financing activities was $4.9 million and $1.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Cash used in financing activities was from the repurchase of our common stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock-based compensation.

On May 14, 2012, the Company's Board of Directors authorized a program to repurchase up to $20 million of shares of the Company's common stock. On March 14, 2013, the Company's Board of Directors increased the authorization by an additional $15 million. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made in open market transactions or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.  For the three-month period ended March 31, 2013, the Company repurchased 154,225 shares under the repurchase program for an aggregate amount of $5.0 million. As of March 31, 2013, there remained $18,001,740 of authorized availability under the program.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At March 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2012 and all of the other information set forth in this Form 10-Q and our Form 10-K and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three-month period ending March 31, 2013, the Company repurchased 154,225 shares of the Company's common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
January 1, 2013				$7,992,647
January 1, 2013 – January 31, 2013	3,638	$34.79	3,638	7,866,068
February 1, 2013 – February 28, 2013	—	$—	—	7,866,068
March 1, 2013 – March 31, 2013	150,587	$32.30	150,587	18,001,740
Total	154,225	$32.36	154,225	$18,001,740

(1)
On December 9, 2011, the Company's Board of Directors approved a stock repurchase program for its common stock, under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued under the Company's equity incentive and stock purchase plans.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company's available cash.

(2)
  On May 14, 2012, the Company's Board of Directors authorized a program to repurchase up to $20 million of shares of the Company's common stock. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.  On March 14, 2013, the Company's Board of Directors increased this authorization by an additional $15 million of shares.  As of March 31, 2013, $18,001,740 shares remained authorized for repurchase under the expanded program.

(3)
During the three months ended March 31, 2013, the Company was deemed to have repurchased 20,540 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-33810), filed with the SEC on March 26, 2012).
31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS **	XBRL Instance Document
EX-101.SCH **	XBRL Taxonomy Extension Schema Document
EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	May 9, 2013
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	May 9, 2013
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)