Form 10-Q
period 2013-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2013-08-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

 The total number of shares of common stock outstanding as of August 6, 2013 was 17,654,113.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,116	$114,901
Accounts receivable, net of allowance of $12,670 in 2013 and $11,106 in 2012	8,023	10,428
Prepaid expenses	4,725	4,290
Income tax receivable	—	4,953
Deferred income taxes	4,409	6,502

Total current assets	145,273	141,074
Property and equipment, net	87,344	82,840
Note receivable	6,000	6,000
Investments	10,618	6,664
Other assets, net	1,190	1,025
Total assets	$250,425	$237,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,705	$17,251
Accrued liabilities	15,651	12,042
Income taxes payable	782	—
Deferred revenue and student deposits	25,810	25,777

Total current liabilities	50,948	55,070
Deferred income taxes	10,507	11,380
Total liabilities	61,455	66,450

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 17,646 issued and outstanding in 2013; 17,752 issued and outstanding in 2012	176	178
Additional paid-in capital	153,142	157,449
Retained earnings	35,652	13,526
Total stockholders’ equity	188,970	171,153
Total liabilities and stockholders' equity	$250,425	$237,603

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues	$80,925	$74,572	$164,765	$150,394
Costs and expenses:
Instructional costs and services	27,207	26,249	55,612	54,102
Selling and promotional	16,045	14,475	32,584	28,846
General and administrative	17,158	16,141	34,637	32,213
Depreciation and amortization	3,312	2,715	6,519	5,371
Total costs and expenses	63,722	59,580	129,352	120,532

Income from operations before interest income and income taxes	17,203	14,992	35,413	29,862
Interest income (loss), net	88	(34)	153	(13)
Income before income taxes	17,291	14,958	35,566	29,849
Income tax expense	6,543	5,717	13,394	11,525
Equity investment gain (loss), net of taxes	2	—	(46)	—
Net income	$10,750	$9,241	$22,126	$18,324
Net Income per common share:
Basic	$0.61	$0.52	$1.25	$1.02

Diluted	$0.60	$0.51	$1.23	$1.01
Weighted average number of common shares:
Basic	17,645,682	17,910,787	17,704,678	17,881,865

Diluted	17,835,623	18,151,491	17,948,356	18,182,382

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating activities
Net income	$22,126	$18,324
Adjustments to reconcile net income to net cash provided by operating activities
Increase in allowance for bad debt	1,564	3,704
Depreciation and amortization	6,519	5,371
Stock-based compensation	1,983	1,930
Stock issued for director compensation	49	63
Loss on disposal	60	—
Investment loss	46	—
Deferred income taxes	1,220	(423)
Changes in operating assets and liabilities:
Accounts receivable	841	(2,968)
Prepaid expenses and other assets	(599)	474
Income tax receivable	4,953	(175)
Accounts payable	(8,546)	(1,133)
Accrued liabilities	3,609	(689)
Income taxes payable	782	—
Deferred revenue and student deposits	33	(1,780)
Net cash provided by operating activities	34,640	22,698
Investing activities
Capital expenditures	(10,921)	(18,948)
Equity investment	(4,000)	—
Capitalized program development costs and other assets	(163)	(272)
Net cash used in investing activities	(15,084)	(19,220)
Financing activities
Cash paid for repurchase of common/restricted stock	(7,794)	(8,337)
Cash received from issuance of common stock	1,243	845
Excess tax benefit from stock-based compensation	210	1,721
Net cash used in financing activities	(6,341)	(5,771)
Net increase (decrease) in cash and cash equivalents	13,215	(2,293)
Cash and cash equivalents at beginning of period	114,901	119,006
Cash and cash equivalents at end of period	$128,116	$116,713
Supplemental disclosure of cash flow information
Income taxes paid	$6,228	$10,401

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc. (“APEI”) together with its subsidiary (the “Company”) is a provider of exclusively online post-secondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI's subsidiary, American Public University System, Inc., a West Virginia corporation, operates American Public University System ("APUS") which is a regionally accredited online post-secondary university that includes American Military University ("AMU") and American Public University ("APU").

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

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education,  Inc. (“Fidelis Education”), representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a technology platform that would assist working adult students with education advising and career mentoring services as they pursue college degrees.  In connection with the investment, APEI is entitled to certain rights, including right to representation on the Board of Directors. The Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

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

Concentration

Approximately 35%  and 37% of the Company’s revenues for the three- and six-month periods ended June 30, 2013 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense (“DoD”) compared to approximately 39% of the Company’s revenues for each of the three- and six-month periods ended June 30, 2012.  Approximately 17% and 16% of the Company’s revenues for the three- and six-month periods ended June 30, 2013 were derived from students who were eligible for veterans benefits, compared to approximately 13% of the Company’s revenues for each of the three- and six-month periods ended June 30, 2012. Approximately 36% and 35% of the Company’s revenues for the three and six months ended June 30, 2013, were from students using financial aid under the Title IV programs compared to 34% for each of the three= and six-month periods ended June 30, 2012. A reduction in any of these programs or a change in maximum benefits allowed to students thereunder could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 234,661 and 240,333 anti-dilutive stock options excluded from the calculation for the three and six months ended June 30, 2013 and no anti-dilutive stock options excluded from the calculation for the three and six months ended  June 30, 2012.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, the tax years from 2010 to 2012 remain open to examination.

5. Stock-Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan (the "2007 Incentive Plan"). The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the American Public Education, Inc. 2002 Stock Incentive Plan (the "2002 Stock Plan") or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares.  As of June 30, 2013, there were 621,702 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 178,903 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. Prior to 2012, we calculated the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins  No. 107 and 110 because we lacked sufficient historical data and were unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. In the six-month periods ended June 30, 2013 and June 30, 2012 there were no options granted.

Options granted through June 30, 2013 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2012	691,082	$26.59
Options granted	—	$—
Awards exercised	(63,931)	$19.44
Awards forfeited	(17,983)	$37.64
Outstanding, June 30, 2013	609,168	$27.01	3.44	$6,244

Exercisable, June 30, 2013	553,530	$25.95	3.34	$6,244

The following table summarizes information regarding stock option exercises (unaudited):

	June 30, 2013	June 30, 2012
	(In thousands)
Proceeds from stock options exercised	$1,243	$845
Intrinsic value of stock options exercised	$1,145	$5,697
Tax benefit from exercises	$314	$1,921

The table below summarizes the restricted stock activity for the six months ended June 30, 2013 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2012	136,397	$39.21
Shares granted	123,951	$37.50
Vested shares	(65,585)	$37.70
Shares forfeited	(3,326)	$40.19
Non-vested, June 30, 2013	191,437	$38.61

Stock-based compensation cost charged against income during the three- and six-month periods ended June 30, 2013 and June 30, 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)		(Unaudited) (In thousands)
Instructional costs and services	$224	$212	$429	$456
Marketing and promotional	111	93	219	192
General and administrative	633	612	1,335	1,282
Stock-based compensation expense in operating income	968	917	1,983	1,930
Tax benefit	(383)	(363)	(785)	(764)
Stock-based compensation expense, net of tax	$585	$554	$1,198	$1,166

As of  June 30, 2013, there was $6.4 million of total unrecognized compensation cost, representing $0.4 million of unrecognized compensation cost associated with share-based compensation arrangements, and $6.0 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.7 years.

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

Overview

 Background

American Public Education, Inc. (“APEI” or the "Company") is a provider of online post-secondary education directed primarily at the needs of the military and public service communities. We operate through the American Public University System ("APUS"), a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU.

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

APUS offers terms beginning on the first Monday of each month in either eight or sixteen-week formats.  Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements.

Summary

Net course registrations increased 7% and 8% for the three- and six-month periods ended June 30, 2013, over the comparable prior year periods.  For the three- and six-month periods ended June 30, 2013, our revenue increased from $74.5 million to $80.9 million, or by 9%, and from $150.4 million to $164.7 million, or by 10%, over the comparable prior year periods.  Operating margins increased to 21.2% from 20.1% and to 21.5% from 19.9% for the three- and six-month periods ended June 30, 2013, over the comparable prior year periods.

In March 2013, in response to automatic, across-the-board reductions in federal spending (also known as “sequestration”), each of the branches of the U.S. armed services suspended new enrollments in the Department of Defense (“DoD”) voluntary education Tuition Assistance (“TA”) programs.  As a result of Congressional action, each of the services reinstated enrollments in the TA programs in April 2013. Our results of operations in the second quarter were negatively impacted by the suspension of the TA programs, resulting in fewer enrollments from service members than otherwise would have been expected.  While the TA programs were reinstated, budgetary pressures remain, and we do not know what future action will be taken with respect to TA programs, which could include elimination of the programs, reduction of the funds and/or benefits available or new restrictions on participation. Any such changes, or any other reduction in the funding for the TA programs, could have a material adverse effect on our operations.

In the beginning of the third quarter, we transitioned from using the services of a third party to assist us with the administration and management of our participation in Title IV programs to utilizing an internal solution that relies, in part, on software and services provided by a third party vendor.  We have experienced unexpected delays in financial aid processing as a result of various software and programming errors, resulting in the Department of Education's rejecting certain student records and the inability to disburse federal student aid to some students.  We had already anticipated that in connection with the transition there would be a delay in processing financial aid that was anticipated to last approximately one week.  However, the delays have been longer than expected.  The delays, and the related customer service and reputational issues that they are causing, could have the effect of permanently deferring or, in some cases, causing us to lose course registrations by students that would otherwise have been realized. Although we and our software vendor are working to resolve the outstanding software and programming defects, we are unable to estimate when the remaining processing delays will be fully resolved. As a result, we are unable to estimate the extent to which the delays and any related customer service and reputational issues will affect our overall course enrollments and revenues for the third quarter. The potential risks associated with this transition are further addressed in the risk factors in our Form 10-K.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2012 included in our Annual Report for the year ended December 31, 2012.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	33.6	35.2	33.8	36.0
Selling and promotional	19.8	19.5	19.8	19.1
General and administrative	21.3	21.6	21.0	21.4
Depreciation and amortization	4.1	3.6	3.9	3.6

Total costs and expenses	78.8	79.9	78.5	80.1

Income from operations before
interest income and income taxes	21.2	20.1	21.5	19.9
Interest income, net	0.1	(0.1)	0.1	(0.1)

Income from operations
before income taxes	21.3	20.0	21.6	19.8
Income tax expense	8.0	7.7	8.1	7.6
Investment loss, net of taxes	—	—	—	—

Net Income	13.3%	12.3%	13.5%	12.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues. Our revenues for the three months ended June 30, 2013 were $80.9 million, an increase of $6.4 million, or 9%, compared to $74.5 million for the three months ended June 30, 2012. The increase was primarily a result of an increase in the number of net course registrations from civilian and military students in addition to increased revenue per course as a result of implementing a technology fee for courses beginning after September 1, 2012.

Costs and expenses.  Costs and expenses for the three months ended June 30, 2013 were $63.7 million, an increase of $4.2 million, or 7%, compared to $59.5 million for the three months ended June 30, 2012.  Costs and expenses as a percentage of revenues decreased to 78.8% for the three months ended June 30, 2013 from 79.9% for the three months ended June 30, 2012.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2013 were $27.2 million, representing an increase of 4% from $26.2 million for the three months ended June 30, 2012.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 33.6% for the three months ended June 30, 2013, compared to 35.2% for the three months ended June 30, 2012. Instructional costs as a percentage of revenue improved in the three months ended June 30, 2013 as a result of increased utilization of full-time faculty and improved textbook costs due to our e-press initiative.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2013 were $16.0 million, representing an increase of 10% from $14.5 million for the three months ended June 30, 2012.  This increase was primarily due to higher costs associated with online advertising as well as increased staff focused on strategic relationships.  Selling and promotional expenses as a percentage of revenues increased to 19.8% for the three months ended June 30, 2013 from 19.5% for the three months ended June 30, 2012.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2013 were $17.2 million, representing an increase of 7% from $16.1 million for the three months ended June 30, 2012.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology projects for a larger student body.  General and administrative expenses as a percentage of revenues decreased to 21.3% for the three months ended June 30, 2013 from 21.6% for the three months ended June 30, 2012.  This decrease was primarily due to bad debt expense as a percentage of revenue decreasing to 3.9% for the three months ended June 30, 2013, compared to 5.1%  for the three months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expenses were $3.3 million for the three months ended June 30, 2013, compared with $2.7 million for the three months ended June 30, 2012.  This represents an increase of 22%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense  were $917,000 and $968,000 in the aggregate for each of the three months ended June 30, 2012 and June 30, 2013, respectively.

Income tax expense. We recognized income tax expense for the three months ended June 30, 2013 and June 30, 2012 of $6.5 million and $5.7 million, respectively, or effective tax rates of 37.8% and 38.2%, respectively. The reduction in our effective tax rate in 2013 is primarily due to lower state tax rates.

Net income. Our net income was $10.8 million for the three months ended June 30, 2013, compared to net income of $9.2 million for the three months ended June 30, 2012, an increase of $1.6 million, or 17%.  This increase was related to the factors discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. Our revenues for the six months ended June 30, 2013 were $164.7 million, an increase of  $14.3 million or 10%, compared to $150.4 million for the six months ended June 30, 2012. The increase was primarily a result of an increase in the number of net course registrations from civilian and military students in addition to increased revenue per course as a result of implementing a technology fee for courses beginning after September 1, 2012.

Costs and expenses.  Costs and expenses for the six months ended June 30, 2013 were $129.3 million, an increase of $8.8 million, or 7%, compared to $120.5 million for the six months ended June 30, 2012.  Costs and expenses as a percentage of revenues decreased to 78.5% for the six months ended June 30, 2013 from 80.1% for the six months ended June 30, 2012.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2013 were $55.6 million, representing an increase of 3% from $54.1 million for the six months ended June 30, 2012.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 33.8% for the six months ended June 30, 2013, compared to 36.0% for the six months ended June 30, 2012. Instructional costs as a percentage of revenue improved in the six months ended June 30, 2013 as a result of increased utilization of full-time faculty and improved textbook costs due to our e-press initiative.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2013 were $32.6 million, representing an increase of 13% from $28.8 million for the six months ended June 30, 2012.  This increase was primarily due to higher costs associated with online advertising as well as increased staff focused on strategic relationships.  Selling and promotional expenses as a percentage of revenues increased to 19.8% for the six months ended June 30, 2013 from 19.1% for the six months ended June 30, 2012.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2013 were $34.6 million, representing an increase of 7% from $32.2 million for the six months ended June 30, 2012.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology projects for a larger student body.  General and administrative expenses as a percentage of revenues decreased to 21.0% for the six months ended June 30, 2013 from 21.4% for the six months ended June 30, 2012.  This decrease was primarily due to bad debt expense as a percentage of revenue decreasing to 4.1% for the six months ended June 30, 2013, compared to 4.8%  for the six months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expenses were $6.5 million for the six months ended June 30, 2013, compared with $5.4 million for the six months ended June 30, 2012.  This represents an increase of 20%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense  were $1.9 million and $2.0 million in the aggregate for the six months ended June 30, 2012 and June 30, 2013, respectively.

Income tax expense. We recognized income tax expense for the six months ended June 30, 2013 and June 30, 2012 of $13.4 million and $11.5 million, respectively, or effective tax rates of 37.7% and 38.6%, respectively. The reduction in our effective tax rate in 2013 is primarily due to lower state tax rates.

Net income. Our net income was $22.1 million for the six months ended June 30, 2013, compared to net income of $18.3 million for the six months ended June 30, 2012, an increase of $3.8 million, or 21%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the six months ended June 30, 2013 and  June 30, 2012 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  In the first quarter of 2013, we also used cash for a minority investment in Fidelis Education, a company that is developing a technology platform that would assist working adult students with education advising and career mentoring services as they pursue college degrees. Cash and cash equivalents were $128.1 million and $116.7 million at June 30, 2013 and June 30, 2012, respectively, representing an increase of $11.4 million, or 10%.

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

Operating Activities

Net cash provided by operating activities was $34.6 million and $22.7 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

Investing Activities

Net cash used in investing activities was $15.1 million and $19.2 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which have been related to buildings to support expansion, software development related to Partnership At a Distance, our customized student information and services system, and computers and equipment to support increased staff. In addition, we made an equity investment in Fidelis Education for $4.0 million.

We expect that we will continue to incur expenses for investing activities in strategic opportunities, or to enhance our business capabilities, such as our investment in Fidelis Education.  Capital expenditures could be higher in the future as a result of the acquisition of existing structures or potential new construction projects that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We will continue to explore opportunities to invest in the education industry, which could include purchasing other education-related companies or investing in companies developing new technologies.

Financing Activities

Net cash used in financing activities was $6.3 million and $5.8 million for the six months ended June 30, 2013 and March 31, 2012, respectively. Cash used in financing activities was from the repurchase of our common stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock-based compensation.

On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On March 14, 2013, our Board of Directors increased the authorization by an additional $15 million of shares. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.  For the six-month period ended June 30, 2013, we repurchased 216,389 shares under the repurchase program for an aggregate amount of $7.0 million. As of June 30, 2013, $16.0 million remained authorized for repurchase under the expanded program.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At June 30, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of June 30, 2013.  There has been no material change to our interest rate sensitivity during the six months ended June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the six-month period ending June 30, 2013, we repurchased 216,389 shares of our common stock, par value $0.01 per share. The chart below provides further detail as to our  repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
January 1, 2013				$7,992,647
January 1, 2013 – January 31, 2013	3,638	$34.79	3,638	7,866,068
February 1, 2013 – February 28, 2013	—	$—	—	7,866,068
March 1, 2013 – March 31, 2013	150,587	$32.30	150,587	18,001,740
April 1, 2013 – April 30, 2013	2,164	$33.00	2,164	$17,930,337
May 1, 2013 – May 31, 2013	60,000	$32.55	60,000	$15,977,321
June 1, 2013 – June30, 2013	—	$—	—	$15,977,321
Total	216,389	$32.42	216,389	$15,977,321

(1)
On December 9, 2011, our Board of Directors approved a stock repurchase program for its common stock, under which we may annually purchase up to the cumulative number of shares issued or deemed issued under our equity incentive and stock purchase plans.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using our available cash.

(2)
  On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On March 14, 2013, our Board of Directors increased this authorization by an additional $15 million of shares.  Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.   As of June 30, 2013, $16.0 million remained authorized for repurchase under the expanded program.

(3)
During the six months ended June 30, 2013, we were was deemed to have repurchased 20,540 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	August 8, 2013
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	August 8, 2013
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)