Form 10-Q
period 2013-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2013-11-05
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

 The total number of shares of common stock outstanding as of November 4, 2013 was 17,519,893.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30, 2013	As of December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,780	$114,901
Accounts receivable, net of allowance of $11,497 in 2013 and $11,106 in 2012	7,004	10,428
Prepaid expenses	4,131	4,290
Income tax receivable	1,891	4,953
Deferred income taxes	4,011	6,502

Total current assets	160,817	141,074
Property and equipment, net	88,097	82,840
Note receivable	6,000	6,000
Investments	10,557	6,664
Other assets, net	1,266	1,025
Total assets	$266,737	$237,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,179	$17,251
Accrued liabilities	14,193	12,042
Income taxes payable	—	—
Deferred revenue and student deposits	28,762	25,777

Total current liabilities	55,134	55,070
Deferred income taxes	10,364	11,380
Total liabilities	65,498	66,450

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 17,679 issued and outstanding in 2013; 17,844 issued; and outstanding in 2012	177	178
Additional paid-in capital	161,891	157,449
Retained earnings	39,171	13,526
Total stockholders’ equity	201,239	171,153
Total liabilities and stockholders' equity	$266,737	$237,603

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues	$81,777	$77,122	$246,542	$227,516
Costs and expenses:
Instructional costs and services	28,139	26,436	83,751	80,538
Selling and promotional	15,989	14,430	48,573	43,276
General and administrative	16,766	15,978	51,403	48,191
Depreciation and amortization	3,376	2,760	9,895	8,131
Total costs and expenses	64,270	59,604	193,622	180,136
Income from operations before interest income and income taxes	17,507	17,518	52,920	47,380
Interest income, net	77	30	230	17
Income before income taxes	17,584	17,548	53,150	47,397
Income tax expense	6,612	6,724	20,006	18,249
Equity investment loss, net of taxes	(61)	—	(107)	—
Net income	$10,911	$10,824	$33,037	$29,148
Net Income per common share:
Basic	$0.62	$0.61	$1.87	$1.64

Diluted	$0.61	$0.60	$1.84	$1.61
Weighted average number of common shares:
Basic	17,658,317	17,706,088	17,689,055	17,823,508

Diluted	17,876,747	17,950,524	17,942,798	18,103,996

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating activities
Net income	$33,037	$29,148
Adjustments to reconcile net income to net cash provided by operating activities
Increase in allowance for bad debt	391	6,917
Depreciation and amortization	9,895	8,131
Stock-based compensation	3,004	2,870
Stock issued for director compensation	77	87
Loss on disposal	60	—
Investment loss	107	—
Deferred income taxes	1,475	(2,157)
Changes in operating assets and liabilities:
Accounts receivable	3,033	(17,278)
Prepaid expenses and other assets	(6)	1,398
Income tax receivable	3,062	(1,764)
Accounts payable	(5,072)	2,694
Accrued liabilities	2,151	1,716
Deferred revenue and student deposits	2,985	2,734
Net cash provided by operating activities	54,199	34,496
Investing activities
Capital expenditures	(15,093)	(28,510)
Equity investment	(4,000)	(6,750)
Note Receivable	—	(6,000)
Capitalized program development costs and other assets	(195)	(372)
Net cash used in investing activities	(19,288)	(41,632)
Financing activities
Cash paid for repurchase of common/restricted stock	(8,233)	(13,128)
Cash received from issuance of common stock	1,718	934
Excess tax benefit from stock-based compensation	483	1,885
Net cash used in financing activities	(6,032)	(10,309)
Net increase (decrease) in cash and cash equivalents	28,879	(17,445)
Cash and cash equivalents at beginning of period	114,901	119,006
Cash and cash equivalents at end of period	$143,780	$101,561
Supplemental disclosure of cash flow information
Income taxes paid	$14,985	$10,401

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc. (“APEI”) together with its subsidiary (the “Company”) is a provider of online post-secondary education directed primarily at the needs of the military and public service communities that operates in one reportable segment. APEI’s subsidiary, American Public University System, Inc., a West Virginia corporation, operates American Public University System (“APUS”) which is a regionally accredited online post-secondary university that includes American Military University (“AMU”) and American Public University (“APU”).

APUS achieved regional accreditation in May 2006 with The Higher Learning Commission of the North Central Association of Colleges and Schools and has been eligible to participate in federal student aid programs under Title IV of the Higher Education Act of 1965, which we refer to as Title IV programs, since November 2006.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.  The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

There have been no applicable pronouncements since our last filing.

Investments

On September 30, 2012, the Company made a $6.8 million or approximately 19.9% investment in preferred stock of NWHW Holdings, Inc. (“NWHW Holdings”), which in turn acquired New Horizons Worldwide, Inc. (“New Horizons”). New Horizons is a global IT training company operating in approximately 260 locations around the world through franchise arrangements in 41 states and 63 countries. In connection with the investment, APEI is entitled to certain rights, including right to representation on the Board of Directors of NWHW Holdings. The Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education,  Inc. (“Fidelis Education”), representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a technology platform that will assist working adult students with education advising and career mentoring services as they pursue college degrees.  In connection with the investment, APEI is entitled to certain rights, including right to representation on the Board of Directors. The Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

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

Concentration

Approximately 36%  and 37% of the Company’s revenues for the three- and nine-month periods ended September 30, 2013 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense (“DoD”) compared to approximately 37% and 39% of the Company’s revenues for the three- and nine-month periods ended September 30, 2012.  Approximately 16% of the Company’s revenues for each of the three- and nine-month periods ended September 30, 2013 was derived from students who were eligible for veterans benefits, compared to approximately 14% and 13% of the Company’s revenues for the three- and nine-month periods ended September 30, 2012. Approximately 37% and 36% of the Company’s revenues for the three and nine-months ended September 30, 2013, were from students using financial aid under the Title IV programs compared to 37% and 35% for the three- and nine-month periods ended September 30, 2012. A reduction in any of these programs or a change in maximum benefits allowed to students thereunder could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 2,770 and 169,919 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2013 and 439,647 and 265,495 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2012.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, the tax years from 2010 to 2012 remain open to examination.

5. Stock-Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”), and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”). The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the American Public Education, Inc. 2002 Stock Incentive Plan (the “2002 Stock Plan”) or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares.  As of September 30, 2013, there were 588,968 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 178,227 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. Prior to 2012, we calculated the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins  No. 107 and 110 because we lacked sufficient historical data and were unable to make reasonable expectations regarding the future. We also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk-free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. In the nine-month periods ended September 30, 2013 and September 30, 2012 there were no options granted.

Options granted through September 30, 2013 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2012	691,082	$26.59
Options granted	—	$—
Awards exercised	(96,665)	$17.15
Awards forfeited	(17,983)	$37.64
Outstanding, September 30, 2013	576,434	$27.82	3.19	$5,750

Exercisable, September 30, 2013	520,796	$26.79	3.08	$5,735

The following table summarizes information regarding stock option exercises (unaudited):

	September 30, 2013	September 30, 2012
	(In thousands)
Proceeds from stock options exercised	$1,658	$934
Intrinsic value of stock options exercised	$2,022	$6,204
Tax benefit from exercises	$339	$2,122

The table below summarizes the restricted stock activity for the nine months ended September 30, 2013 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2012	136,397	$39.21
Shares granted	123,951	$37.50
Vested shares	(65,585)	$37.70
Shares forfeited	(4,002)	$39.94
Non-vested, September 30, 2013	190,761	$38.61

Stock-based compensation cost charged against income during the three- and nine-month periods ended September 30, 2013 and September 30, 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)		(Unaudited) (In thousands)
Instructional costs and services	$224	$213	$653	$669
Marketing and promotional	113	96	331	288
General and administrative	685	631	2,020	1,913
Stock-based compensation expense in operating income	1,022	940	3,004	2,870
Tax benefit	(404)	(372)	(1,190)	(1,136)
Stock-based compensation expense, net of tax	$618	$568	$1,814	$1,734

As of  September 30, 2013, there was $5.3 million of total unrecognized compensation cost, representing $0.2 million of unrecognized compensation cost associated with share-based compensation arrangements, and $5.1 million of unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.5 years.

6. Subsequent Events

On November 1, 2013, the Company announced that it had acquired National Education Seminars, Inc., operating as Hondros College, Nursing Programs (“HCON”), in a stock purchase transaction. The Company acquired all of the outstanding equity of HCON for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, of $45.0 million. The Company assumed no debt in the acquisition of HCON.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report and the audited financial information and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of this Quarterly Report on Form 10-Q,  in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”) and in our various filings with the SEC.  You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

 Background

American Public Education, Inc. (“APEI” or the “Company”) is a provider of online post-secondary education directed primarily at the needs of the military and public service communities. We operate through the American Public University System (“APUS”), a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU.

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

Summary

Net course registrations increased 2% and 6% for the three- and nine-month periods ended September 30, 2013, over the comparable prior year periods.  For the three- and nine-month periods ended September 30, 2013, our revenue increased from $77.1 million to $81.8 million, or by 6%, and from $227.5 million to $246.5 million, or by 8%, over the comparable prior year periods.  Operating margins decreased to 21.4% from 22.7% and increased to 21.4% from 20.8% for the three- and nine-month periods ended September 30, 2013, over the comparable prior year periods.

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

In October 2013, the TA programs were temporarily suspended as a result of the U.S. government partial shutdown. On October 1, 2013, prior to the government shutdown, course registrations for October 2013 were approximately 41,200. As of October 14, 2013, however, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012. We believe that many of these dropped registrations resulted from the suspension of the TA programs. We anticipate, but cannot assure, that many of the students who were dropped from courses due to the suspension of the TA programs may reenroll now that the government has reopened. We are currently unable to estimate the potential impact of the government shutdown and the suspension of the TA programs on our overall course enrollments and revenues for the fourth quarter and for the fiscal year. The shutdown and suspension, and any other shutdown or suspension, could have a material adverse effect on our operations. The potential risks associated with these events are further addressed in the risk factors appearing elsewhere in this Form 10-Q.

In the beginning of the third quarter, we transitioned from using the services of a third party to assist us with the administration and management of our participation in Title IV programs to utilizing an internal solution that relies, in part, on software and services provided by a third party vendor.  We experienced unexpected delays and difficulties in financial aid processing as a result of various software and programming errors, resulting in, among other things, the Department of Education's rejection of certain student records and the inability to disburse federal student aid to some students.  These problems, and the related customer service and reputational issues that they caused, could have the effect of permanently deferring or, in some cases, causing us to lose course registrations by students that would otherwise have been realized. We continue to experience some delays and customer service issues, and although we and our software vendor are working to resolve the outstanding software and programming defects, we are unable to estimate when the remaining processing delays will be fully resolved. As a result, we are unable to estimate the extent to which the delays and any related customer service and reputational issues will affect our overall course enrollments and revenues for the fourth quarter. The potential risks associated with this transition are further addressed in the risk factors in our Annual Report on Form 10-K.

On November 1, 2013, we acquired all of the outstanding equity of National Education Seminars, Inc., operating as Hondros College, Nursing Programs (“HCON”), for an adjusted aggregate purchase price, subject to post-closing working capital adjustments of approximately $45.0 million. The Company assumed no debt in the acquisition of HCON. The acquisition was financed from existing cash. HCON offers nursing programs including a diploma in practical nursing, an associate degree in nursing, and an online registered nurse to bachelor of science in nursing completion program to more than 1,500 students at four campus locations in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland, Ohio. The potential risks associated with this transaction are further addressed in the risk factors appearing elsewhere in this Form 10-Q.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2012 included in our Annual Report for the year ended December 31, 2012.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	34.4	34.2	34.0	35.4
Selling and promotional	19.6	18.7	19.7	19.0
General and administrative	20.4	20.8	20.9	21.2
Depreciation and amortization	4.2	3.6	4.0	3.6

Total costs and expenses	78.6	77.3	78.6	79.2

Income from operations before
interest income and income taxes	21.4	22.7	21.4	20.8
Interest income, net	0.1	—	0.1	—

Income from operations
before income taxes	21.5	22.7	21.5	20.8
Income tax expense	8.1	8.7	8.1	8.0
Investment loss, net of taxes	(0.1)	—	—	—

Net Income	13.3%	14.0%	13.4%	12.8%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Our revenues for the three months ended September 30, 2013 were $81.8 million, an increase of $4.7 million, or 6%, compared to $77.1 million for the three months ended September 30, 2012. The increase was primarily a result of an increase in the number of net course registrations from civilian and military students in addition to increased revenue per course as a result of implementing a technology fee for courses beginning after September 1, 2012.

Costs and expenses.  Costs and expenses for the three months ended September 30, 2013 were $64.3 million, an increase of $4.7 million, or 8%, compared to $59.6 million for the three months ended September 30, 2012.  Costs and expenses as a percentage of revenues increased to 78.6% for the three months ended September 30, 2013 from 77.3% for the three months ended September 30, 2012.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2013 were $28.1 million, representing an increase of 6% from $26.4 million for the three months ended September 30, 2012.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 34.4% for the three months ended September 30, 2013, compared to 34.2% for the three months ended September 30, 2012. Instructional costs as a percentage of revenue increased in the three months ended September 30, 2013 as a result of higher utilization of adjunct faculty.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2013 were $16.0 million, representing an increase of 11% from $14.4 million for the three months ended September 30, 2012.  This increase was primarily due to higher costs associated with online advertising as well as increased staff focused on strategic relationships.  Selling and promotional expenses as a percentage of revenues increased to 19.6% for the three months ended September 30, 2013 from 18.7% for the three months ended September 30, 2012.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2013 were $16.8 million, representing an increase of 5% from $16.0 million for the three months ended September 30, 2012.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology projects for a larger student body.  General and administrative expenses as a percentage of revenues decreased to 20.4% for the three months ended September 30, 2013 from 20.8% for the three months ended September 30, 2012.  This decrease was primarily due to bad debt expense as a percentage of revenue decreasing to 4.1% for the three months ended September 30, 2013, compared to 4.4%  for the three months ended September 30, 2012.

Depreciation and amortization. Depreciation and amortization expenses were $3.4 million for the three months ended September 30, 2013, compared with $2.8 million for the three months ended September 30, 2012.  This represents an increase of 21%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense  were $940,000 and $1,022,000 in the aggregate for each of the three months ended September 30, 2012 and September 30, 2013, respectively.

Income tax expense. We recognized income tax expense for the three months ended September 30, 2013 and September 30, 2012 of $6.6 million and $6.7 million, respectively, or effective tax rates of 37.6% and 38.3%, respectively. The reduction in our effective tax rate in 2013 is primarily due to lower state tax rates.

Net income. Our net income was $10.9 million for the three months ended September 30, 2013, compared to net income of $10.8 million for the three months ended September 30, 2012, an increase of $0.1 million, or 1.0%.  This increase was related to the factors discussed above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. Our revenues for the nine months ended September 30, 2013 were $246.5 million, an increase of  $19.0 million or 8%, compared to $227.5 million for the nine months ended September 30, 2012. The increase was primarily a result of an increase in the number of net course registrations from civilian and military students in addition to increased revenue per course as a result of implementing a technology fee for courses beginning after September 1, 2012.

Costs and expenses.  Costs and expenses for the nine months ended September 30, 2013 were $193.6 million, an increase of $13.5 million, or 7%, compared to $180.1 million for the nine months ended September 30, 2012.  Costs and expenses as a percentage of revenues decreased to 78.6% for the nine months ended September 30, 2013 from 79.2% for the nine months ended September 30, 2012.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2013 were $83.7 million, representing an increase of 4% from $80.5 million for the nine months ended September 30, 2012.  This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations.  Instructional costs and services expenses as a percentage of revenues were 34.0% for the nine months ended September 30, 2013, compared to 35.4% for the nine months ended September 30, 2012. Instructional costs as a percentage of revenue improved in the nine months ended September 30, 2013 as a result of increased utilization of full-time faculty and improved textbook costs due to our e-press initiative.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2013 were $48.6 million, representing an increase of 12% from $43.3 million for the nine months ended September 30, 2012.  This increase was primarily due to higher costs associated with online advertising as well as increased staff focused on strategic relationships.  Selling and promotional expenses as a percentage of revenues increased to 19.7% for the nine months ended September 30, 2013 from 19.0% for the nine months ended September 30, 2012.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2013 were $51.4 million, representing an increase of 7% from $48.2 million for the nine months ended September 30, 2012.  The increase in expense was a result of an increase in expenditures for financial aid processing fees and expenditures for technology projects for a larger student body.  General and administrative expenses as a percentage of revenues decreased to 20.9% for the nine months ended September 30, 2013 from 21.2% for the nine months ended September 30, 2012.  This decrease was primarily due to bad debt expense as a percentage of revenue decreasing to 4.1% for the nine months ended September 30, 2013, compared to 4.7% for the nine months ended September 30, 2012.

Depreciation and amortization. Depreciation and amortization expenses were $9.9 million for the nine months ended September 30, 2013, compared with $8.1 million for the nine months ended September 30, 2012.  This represents an increase of 22%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense  were $2.9 million and $3.0 million in the aggregate for the nine months ended September 30, 2012 and September 30, 2013, respectively.

Income tax expense. We recognized income tax expense for the nine months ended September 30, 2013 and September 30, 2012 of $20.0 million and $18.3 million, respectively, or effective tax rates of 37.6% and 38.5%, respectively. The reduction in our effective tax rate in 2013 is primarily due to lower state tax rates.

Net income. Our net income was $33.0 million for the nine months ended September 30, 2013, compared to net income of $29.1 million for the nine months ended September 30, 2012, an increase of $3.9 million, or 13%.  This increase was related to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the nine months ended September 30, 2013 and  September 30, 2012 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  In the first quarter of 2013, we also used cash for a minority investment in Fidelis Education, a company that is developing a technology platform that will assist working adult students with education advising and career mentoring services as they pursue college degrees. Cash and cash equivalents were $143.8 million and $101.6 million at September 30, 2013 and September 30, 2012, respectively, representing an increase of $42.2 million, or 42%.

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

Our costs and expenses have increased with the increase in student enrollment, as well as our increased selling and promotional expenses, and we expect to fund these costs and expenses through cash generated from operations. On November 1, 2013, we used approximately $45.0 million of existing cash to acquire all of the outstanding equity of HCON, which provides nursing programs to more than 1,500 students at four campus locations in Ohio. Even with this capital expenditure, based  on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $54.2 million and $34.5 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Investing Activities

Net cash used in investing activities was $19.3 million and $41.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Cash used in investing activities is primarily for capital expenditures, the majority of which have been related to buildings to support expansion, software development related to Partnership At a Distance, our customized student information and services system, and computers and equipment to support increased staff. In addition, we made an equity investment in Fidelis Education for $4.0 million.

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

Financing Activities

Net cash used in financing activities was $6.0 million and $10.3 million for the nine months ended September 30, 2013 and March 31, 2012, respectively. Cash used in financing activities was from the repurchase of our common stock, net of cash received from the issuance of common stock as a result of stock option exercises, and the excess tax benefit from stock-based compensation.

On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On March 14, 2013, our Board of Directors increased the authorization by an additional $15 million of shares. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.  For the nine-month period ended September 30, 2013, we repurchased 226,389 shares under the repurchase program for an aggregate amount of $7.4 million. As of September 30, 2013, $15.6 million remained authorized for repurchase under the expanded program.

HCON Acquisition Regulatory Review

The acquisition of HCON was required to be reported to, and in some cases approved by, various education regulatory bodies.  An institution must obtain U.S. Department of Education (“Department of Education”) approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership.  The Department of Education does not provide pre-closing approval, but at the request of the parties, the Department of Education will conduct a “pre-acquisition review” of a proposed change.  Upon completion of the pre-acquisition review, the Department of Education sends the institution a letter that identifies any conditions that the Department of Education anticipates imposing on the institution in connection with its continued participation in Title IV programs after closing.  In this case, the parties requested that the Department of Education conduct a “pre-acquisition review.” The Department of Education issued a letter that identified no concerns regarding the transaction and no conditions on HCON’s eligibility to continue to participate in the
Title IV programs while the Department of Education completes its postclosing review, other than those conditions that are imposed in the ordinary course on institutions that undergo a change in ownership and control. The Department of Education letter also noted that the Department of Education expects to resolve an audit finding related to late returns of Title IV funds when a student withdraws from HCON.   As required, we intend to timely notify the Department of Education about the occurrence of the change in ownership of HCON and submit a materially complete application for approval to participate in Title IV programs.  As part of the application for final approval, we must provide other required documents to the Department of Education by the end of December 2013.  If we do so, HCON may continue to participate in Title IV programs pending Department of Education action on the application.

The Accrediting Council for Independent Colleges and Schools (“ACICS”), which accredits HCON as an institution, and the Commission on Collegiate Nursing Education (“CCNE”), which accredits the registered nurse to bachelor of science in nursing completion program, have been notified of the change in ownership of HCON.  ACICS accreditation criteria provide for an automatic, self-executing discontinuation of an institution’s accreditation effective on the date of a change in the institution’s ownership. The institution then must seek reinstatement of accreditation.  Upon receipt of our application, ACICS may grant a temporary reinstatement of accreditation for a period of time sufficient to consider the application.  ACICS will not grant final reinstatement of accreditation until it has conducted a site visit, which must occur within six months of the date of the change.  CCNE notified us that its Substantive Change Advisory Group and CCNE Executive Committee will review the change of ownership and notify us if it has been approved.  CCNE approval is not required to proceed with the change.

Post-closing approvals from certain state agencies, including the Ohio State Board of Career Colleges and Schools and the Ohio Board of Regents, are required in connection with the acquisition of HCON.  The Ohio State Board of Career Colleges and Schools has approved administratively the change, and we are awaiting final approval.  We are in the process of seeking administrative approval of the change from the Ohio Board of Regents, with final approval contingent upon receipt of final approval from ACICS and the Ohio State Board of Career Colleges and Schools.  The Ohio Department of Veterans Services must approve each HCON location in order for students to use veterans benefits to finance their attendance;  we have notified the Department of the change in order to begin that post-closing approval process, which requires on-site visits.  The change has also been approved by the Kentucky Council on Postsecondary Education, which authorizes the delivery of online courses to residents of Kentucky.  HCON has notified the Indiana Board for Proprietary Education (“Indiana Board”) and the Nevada Commission on Postsecondary Education (“Nevada Commission”) of the change in ownership; The Indiana Board and the Nevada Commission each authorizes HCON to deliver online courses to residents of their respective states. Neither the Indiana Board nor the Nevada Commission requires HCON to obtain approval for the change in order for HCON to continue to offer online courses to residents of either state.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At September 30, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings or cash flows related to investments in cash equivalents. We have no derivative financial instruments as of September 30, 2013.  There has been no material change to our interest rate sensitivity during the nine months ended September 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report for the year ended December 31, 2012 and all of the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report  and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. In addition, you should also consider the risk factors set forth below, which amend and supplement the risks set forth in the Risk Factors section of our Annual Report.

Suspension of tuition assistance programs offered to United States Armed Forces personnel may have negatively affected our net course registrations, and any future suspension, even temporary, may also negatively affect our operations.

In October 2013, tuition assistance programs offered to United States Armed Forces personnel (the “TA programs”) were temporarily suspended as a result of the U.S. government partial shutdown. On October 1, 2013, prior to the government shutdown, course registrations for October 2013 were approximately 41,200. As of October 14, 2013, however, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012. We believe that many of these dropped registrations resulted from the suspension of the TA programs. We anticipate, but cannot assure, that many of the students who were dropped from courses due to the suspension of the TA programs may re-register now that the government has reopened. We are currently unable to estimate the potential impact of the government shutdown and the suspension of the TA programs on our overall course enrollments and revenues for the fourth quarter and for the fiscal year. The shutdown and suspension could have a material adverse effect on our operations.

The bill passed by the U.S. Congress and signed into law by President Obama to end the U.S. government partial shutdown extended government funding at its current levels through January 15, 2014. If funding is not extended beyond that date, another government shutdown could occur, resulting in another suspension of the TA programs. Any future government shutdown or suspension of the TA programs could have a material adverse effect on our operations.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

On November 1, 2013, we completed our acquisition of National Education Seminars, Inc., operating as Hondros College, Nursing Programs (“HCON”), or the HCON acquisition. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner, including the HCON acquisition, could have an adverse impact on our results of operations. If we are not successful in completing acquisitions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could require use of substantial portions of our available cash (as in the HCON acquisition) or dilutive issuances of securities.

We may be unable to realize the benefits anticipated by the HCON acquisition, including estimated cost savings and synergies, or it may take longer than we anticipate for us to achieve those benefits.

Our realization of the benefits anticipated as a result of the HCON acquisition will depend in part on the integration of HCON’s business with ours. There can be no assurance that we will be able to operate HCON’s business profitably or integrate it successfully into our operations in a timely fashion, or at all. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of on-ground operations and associated increased costs and complexity. The dedication of management resources to this integration could detract attention from our current day-to-day business, and we cannot assure you that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts. These effects, including, but not limited to, incurring unexpected costs or delays in connection with integration of the two businesses, or the failure of HCON’s business to perform as expected, could harm our results of operations.

The loss of key HCON personnel could negatively affect our ability to realize the benefits anticipated by the HCON acquisition.

The success of the HCON acquisition will depend, in part, on our ability to retain certain key employees of HCON. If any of these employees terminated their employment, HCON’s operations may be negatively impacted and management’s attention may be diverted from successfully integrating HCON’s operations. In addition, we might not be able to locate suitable replacements on reasonable terms for any such employees who leave HCON.

Natural disasters or other extraordinary events may cause us to close one or more of HCON’s campuses.

HCON may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions or other events in one or more of the cities in Ohio in which it operates. These events could cause HCON to close campuses - temporarily or permanently - and could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

Our ability to open new HCON campuses depends on regulatory approvals and requires financial and human resources.

As part of our strategy, we intend to open new campuses for HCON. Such actions require us to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or to properly allocate financial and human capital would adversely impact HCON’s future growth.

The success of the HCON acquisition will also depend on maintaining enrollments, which may be affected by student preferences or public attitudes about the HCON acquisition.

The success of the HCON acquisition will depend on our ability to maintain and increase student enrollments in HCON’s programs. Our failure to maintain and increase enrollments could harm our reputation, while also negatively impacting HCON’s financial condition and results of operations, as well as our financial condition and results of operations.

Charges to earnings resulting from the HCON acquisition may cause our operating results to suffer.

Under accounting principles, we will allocate the total purchase price of the HCON acquisition to HCON’s net tangible assets and intangible assets based on their fair values as of the date of the HCON acquisition, and we will record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that will be inherently uncertain. After the HCON acquisition, the following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:

●	impairment of goodwill;
●	charges for the amortization of identifiable intangible assets and for stock-based compensation; and
●	accrual of newly identified pre-acquisition contingent liabilities that are identified subsequent to the finalization of the purchase price allocation.

Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

Failure to obtain necessary regulatory approvals of the HCON acquisition may result in our inability to operate HCON or in the ineligibility of HCON to participate in Title IV programs.

The HCON acquisition caused HCON to experience a change of control under the standards of applicable state education agencies, the Department of Education, the Accrediting Council for Independent Colleges and schools, and other regulators.  As a result, we were required to notify or seek approval of each relevant regulatory agency.  If we fail to obtain necessary approval to participate in Title IV programs by the U.S. Department of Education, final reinstatement of accreditation by the Accrediting Council for Independent Colleges and Schools, or approval to operate by the Ohio State Board of Career Colleges and Schools or the Ohio Board of Regents, we will have incurred substantial expenses for which no ultimate benefit will have been received. In addition to payment of the purchase price, we have incurred out-of-pocket expenses in connection with the transaction for legal, accounting and other fees.  Furthermore, the market price of our common stock may decline to the extent that the market price prior to closing reflects a market assumption that the HCON acquisition will be approved by the U.S. Department of Education and relevant accrediting agencies and state regulatory agencies.

Failure to comply with Ohio state regulatory requirements related to nursing education programs may result in loss of enrollment and revenues.

HCON’s nursing education programs must be approved by the Ohio Board of Nursing in order for graduates of those programs to be eligible for initial licensure.  If we fail to retain such approval for the diploma in practical nursing or associate degree in nursing programs, such failure could harm our enrollments and reputation, while also negatively impacting HCON’s financial condition and results of operations, as well as our financial condition and results of operations.

The requirements of some states’ regulations could make it more difficult for us to successfully pursue HCON program initiatives and expansion.

Outside of Ohio, other states’ regulatory bodies may have regulations that apply to HCON programs.  For example, a number of states may require that we obtain additional authorizations for HCON students enrolled in the online registered nurse to bachelor of science in nursing completion program to participate in practicum courses in those states, even where HCON has no other physical presence in the state. These types of provisions may make it more difficult to offer online education programs in those states.  The inability to efficiently or successfully expand existing programs and pursue new program initiatives would harm our ability to grow the business and could expose us to adverse actions by state regulators.

Regulatory changes by the Department of Education may have a material adverse effect on our business.

In September 2013, the U.S. Department of Education (“ED”) convened a negotiated rulemaking committee to prepare proposed regulations for the Title IV programs. The proposed regulations would establish standards for programs that prepare students for gainful employment in a recognized occupation. Prior to the September 2013 committee meeting, ED released draft regulations on gainful employment. The draft regulations require ED to calculate two rates to evaluate whether a program categorized as a “gainful employment program” is a Title IV-eligible program: one rate is based on the discretionary income of students who completed the program and the other rate is based on the annual earnings of those students. The substance of the final regulations and their effects on our business (including our continued ability to offer certain programs) cannot be predicted at this time. Also, in September 2013, ED announced that it plans to convene a negotiated rulemaking committee to prepare proposed regulations to address the changes to the campus safety and security reporting requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (Clery Act), made by the Violence Against Women Reauthorization Act of 2013 (VAWA). The substance of the final regulations and their effects on our business cannot be predicted at this time.

We have no experience operating physical campuses where students attend class and otherwise participate in educational activities. Having students physically present on such campuses may result in breaches of security and related issues with which we have no experience.

Prior to the HCON acquisition, we were a provider of exclusively online post-secondary education. As a result of the HCON acquisition, we will now manage and monitor on-the-ground operations associated with at four physical campuses where HCON provides services to its students. The presence of students on physical campuses requires us to consider and respond to issues related to student safety, security, and violence. We have no experience these issues or with others that may arise in connection with on-the-ground operations on physical campuses. Failure to prevent, or adequately respond to, breaches of security or other problems could harm our reputation, causing enrollment and revenues to decline.

In connection with our operation of physical campuses, we face new regulatory requirements with which we have no experience. We must comply with the campus safety and security reporting requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (“Clery Act”), including recent changes made to the Clery Act made by the Violence Against Women Reauthorization Act of 2013 (“VAWA”). Failure to comply with the procedural or reporting requirements of the Clery Act could result in action by the U.S. Department of Education to fine us or to limit or suspend our participation in Title IV programs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the nine-month period ending September 30, 2013, we repurchased 226,389 shares of our common stock, par value $0.01 per share. The chart below provides further detail as to our  repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
January 1, 2013				$7,992,647
January 1, 2013 – January 31, 2013	3,638	$34.79	3,638	7,866,068
February 1, 2013 – February 28, 2013	—	$—	—	7,866,068
March 1, 2013 – March 31, 2013	150,587	$32.30	150,587	$18,001,740
April 1, 2013 – April 30, 2013	2,164	$33.00	2,164	17,930,337
May 1, 2013 – May 31, 2013	60,000	$32.55	60,000	15,977,321
June 1, 2013 – June 30, 2013	—	$—	—	15,977,321
July 1, 2013 – July 31, 2013	—	$—	—	15,977,321
August 1, 2013 – August 31, 2013	—	$—	—	15,977,321
September 1, 2013 – September 30, 2013	10,000	$37.91	10,000	15,598,221
Total	226,389	$32.66	226,389	$15,598,221

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

(2)
  On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On March 14, 2013, our Board of Directors increased this authorization by an additional $15 million of shares.  Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.   As of September 30, 2013, $15.6 million remained authorized for repurchase under the expanded program.

(3)
During the nine months ended September 30, 2013, we were was deemed to have repurchased 20,540 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1
Stock Purchase Agreement, dated August 28, 2013, by and among, American Public Education, Inc., National Education Seminars, Inc., the Selling Stockholders, the Founders and the Stockholder Representative.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	November 5, 2013
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry T. Wilkins	November 5, 2013
Harry T. Wilkins
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)