Form 10-K
period 2013-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2014-02-27
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares of common stock outstanding as of February 25, 2014, was 17,634,582.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $573 million. For purposes of this calculation, shares of common stock held by stockholders whose ownership exceeds 10 percent of the common stock outstanding at June 30, 2013, the Registrant’s chief executive officer, the Registrant’s chief financial officer, and the Registrant’s directors were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2013 fiscal year) are incorporated by reference into Part III of this Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this annual report include statements about:

•	the pace of growth of our student enrollment and changes in the composition of our student body;

•	our ability to maintain, develop and grow our technology infrastructure to support a larger student body;

•	our conversion of prospective students to enrolled students and our retention of active students;

•	our ability to update and expand the content of existing programs and the development of new programs in a cost-effective manner or on a timely basis;

•	our ability to integrate National Education Seminars, Inc., operating as Hondros College, Nursing Programs, into our operations and to use that acquisition to diversify and expand our programs;

•
our ability to leverage our investments in New Horizons Worldwide, Inc. and Fidelis Education, Inc. to provide international students with greater access to our programs and to provide our students with new supportive technologies, respectively;

•	our maintenance and expansion of our relationships and partnerships with the United States Armed Forces, corporations and other organizations and the development of new relationships and partnerships;

•	actions by the Department of Defense or branches of the United States Armed Forces:

•
federal appropriations and other budgetary matters that affect the ability of our students to finance their education through programs administered by the Department of Education, the Department of Defense and the Department of Veterans Affairs;

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

PART I
ITEM 1. BUSINESS

Company Overview

American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to over 113,730 students through two subsidiaries. We provide exclusively online postsecondary education directed primarily at the needs of the military and public safety communities through American Public University System, Inc., or APUS, an online university that includes American Military University, or AMU, and American Public University, or APU.  We provide on-campus nursing education to students at four campuses in Ohio as well as online nursing education to serve the needs of the nursing and healthcare community, through National Education Seminars, Inc., which operates as Hondros College, Nursing Programs, or HCON. In this annual report, “we”, “our”, “us”, “the Company” and similar terms refer to APEI and its subsidiaries collectively unless the context indicates otherwise.

APUS is regionally accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools. Our institutions are licensed or otherwise authorized to offer postsecondary education programs with state authorities to the extent required and certified by the U.S. Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs. Our programs are generally designed to prepare individuals for productive contributions to their professions and society, as well as to potentially advance their current professions or prepare for their next career. We employ approximately 430 full-time faculty members and 1,820 part-time faculty members who teach our programs offered through APUS.  We employ approximately 108 full-time faculty members and 50 part-time faculty members who teach our programs offered through HCON.

Since our founding as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, we have gradually broadened our focus to include other military communities, veterans, public safety, and certain other civilian professional communities. In 2002, we reorganized into a single university system, APUS, with two component institutions, AMU, which is focused on appealing to military students, and APU, which is focused on appealing to non-military students. In November 2013, we acquired HCON, which is consistent with our long-term strategic plan to, in part, diversify our education business and expand health science and technology programs.

Although our focus has broadened, we continue to have an emphasis on our relationship with the military community. As of December 31, 2013, approximately 52% of our APUS students self-reported that they serve in the military on active duty. The remainder of our APUS students were military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders) and civilians (mostly working adult students).

APUS is an online institution of higher learning, which we believe is well-suited to our students who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently and have limited financial resources. Our HCON students principally receive instruction on-campus at one of HCON’s four campuses, as well as through online courses. We believe HCON will expand our emphasis on health science programs and potentially serve as a platform for future healthcare school expansion.

Business Segments

Our operations are organized into two reportable segments:

•
American Public Education.  This segment reflects the historical operations of APEI prior to the acquisition of HCON and reflects operational activities at APUS and other corporate activities.  APUS offers 91 degree programs and 92 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts. These programs are offered exclusively online through AMU, which is designed to appeal to military students, and APU, which is designed to appeal non-military students. APUS currently serves approximately 112,400 students living in all 50 states and the District of Columbia in the United States, as well as in various international locations. APUS is regionally accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools.

•
Hondros College, Nursing Programs. HCON offers a Diploma in Practical Nursing and an Associate Degree in Nursing at four campuses in Ohio, which are located in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland. HCON also offers an online registered nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN program, predominantly to students in Ohio. These programs are offered to approximately 1,330 students. HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools and the RN-to-BSN program is accredited by the Commission on Collegiate Nursing Education.  HCON’s locations, and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN program is approved by the Ohio Board of Regents.  In addition, the Diploma in Practical Nursing and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing.

We had total revenue of $329.5 million in 2013, compared to $313.5 million in 2012 and $260.4 million in 2011, which represents a compound annual growth rate, or CAGR, of 12%. Our APEI segment had total revenue of $325.7 million in 2013 and we recorded total revenue of $3.8 million in 2013 from our HCON segment, which was acquired November 1, 2013. Additional financial information about our operating segments is presented in Note 10 Segment Information to our consolidated financial statements.

Market Structure and Opportunities

The postsecondary education market consists of more than 4,000 U.S. colleges and universities serving traditional college-age students and adult students. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, level of quality and selectivity of admissions. No single institution has a significant share of the total postsecondary market.
Within the postsecondary education market, we believe that there is significant opportunity for growth in online and on-campus instruction offered by for-profit schools. For-profit schools like ours offer potential students a wide variety of programs, the ability to receive instruction online or on-campus, and an emphasis on career preparation. We believe that increasing requirements for workers to have job mobility and critical skills, combined with the increasing acceptance of for-profit schools, and online instruction offered by those schools in particular, should attract more students, both traditional and adult, to our institutions.

Because of their limited schedules and geographic distribution, we believe that online instruction is particularly attractive to members of the United States Armed Forces. There are approximately 2.2 million active and reserve military service members, and nearly 300,000 new service members and reservists are enlisted or commissioned annually, although that number may decrease if proposed reductions to the military take effect. The military encourages service members to seek postsecondary education through its compensation, promotion, assignment and performance systems. Military leaders and policies encourage such education to prepare service members for their military and post-military careers. Service members also receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program administered by the DoD, and certain service members and veterans may be eligible for additional education benefits administered by the Department of Veterans Affairs, or the VA. These DoD and VA programs are described more fully below in “Sources of Student Financing” and “Regulation of Our Business - Federal Support and Regulation of Higher Education.”
Flexible online instruction also appeals to public safety professionals, civilian professionals and other working adults with extended and irregular work schedules, including individuals seeking to become such professionals. These working professionals have limited schedules that often prevent them from attending traditional colleges, whose program offerings and class schedules may be more limited. They may also seek educational programs emphasizing certain career preparation that may not be as easy to obtain through traditional colleges.

On-campus and online instruction in nursing is attractive to individuals seeking to enter the healthcare community or to licensed practical and registered nurses seeking to advance their education. According to the Bureau of Labor and Statistics, the job opportunities for registered nurses are expected to grow approximately 19% over the next 10 years, faster than the average growth for all occupations. Despite this anticipated growth in job opportunities, a 2012 report of the American Association of Colleges of Nursing reported that over 58,000 qualified applications were not accepted by entry-level baccalaureate programs at nursing schools and that over 2,900 such applications were not accepted by registered nurse to baccalaureate programs. These statistics suggest there may be unmet demand from qualified students for on-campus and online nursing educational programs.

Competitive Strengths

We believe that we have the following competitive strengths:

•
Commitment to Academic Excellence. We are committed to continuously improving the academic programs and services offered through all of our institutions. We have historically invested significant attention and resources in educational support at APUS, where the academic programs offered by APUS are overseen by a Board of Trustees that includes former college presidents, active accreditation evaluators, a former Commandant of the Marine Corps, and a former Department of the Army Inspector General.  Similarly, HCON focuses its attention on educational support by hiring experienced industry professionals while enhancing student services to assist students with courses, labs and clinical offerings.  HCON’s administration includes faculty with research and teaching experience, as well as nursing credentials.

•
Affordable Tuition. The combined tuition, fees and books at APUS are less for undergraduate and graduate students than the average in-state cost at a public university. APUS tuition was originally established so that DoD tuition assistance programs fully covered the cost of undergraduate course tuition and over 75% of the cost of graduate course tuition. Tuition, fees and books at HCON are also designed to be affordable and competitive with other similar institutions offering the same level of flexibility, accessibility and student experience.

•
Online Higher Education and a Diverse Array of Programs Offered by APUS. We have designed our APUS courses and programs specifically for online delivery, and we recruit and train APUS faculty exclusively for online instruction. Because APUS students are located around the globe, we focus our instruction on asynchronous, interactive instruction that provides these students with the flexibility to study and interact as their schedules permit. APUS offers 91 degree programs in fields ranging from homeland security, space studies, and emergency and disaster management to liberal arts and education. We believe HCON will expand our emphasis on health science programs and potentially serve as a platform for future healthcare school expansion.

•
Effective Student Support Systems and Data-Driven Decision-Making. APUS has developed proprietary information systems and processes to support what we refer to as Partnership At a Distance™, or PAD.  Through PAD, APUS students may access our admission, orientation, course registrations, tuition payments, book requests, grades, transcripts, degree progress, and various other services as their schedules permit. We also have created management tools based on the data from PAD that help us to improve continuously the academic quality, student support services, and marketing efficiency we offer through APUS.  In the future, we believe HCON may benefit from access to APUS educational technologies, student and library services, and other university resources.

Growth Strategies

We believe our growth in student enrollment and revenue has been driven primarily by high student satisfaction and referral rates, by the affordablity of our tuition and by the diversity of the degree programs we offer. Between 2011 and 2013, we grew our revenue 27% from $260.4 million to $329 million. Our revenues increased by 5% from $313.5 million in 2012 to $329.5 million in 2013.  To further expand our business, we plan to employ the following strategies:

Continue Serving the Military Market. We have focused on the needs of the military community since our founding. The combination of its online model, focused curriculum, and outreach to the military has enabled APUS to gain market share from more established schools, many of which are traditional schools offering on-campus instruction that have served this market for longer periods.

 Broaden Our Acceptance in the Civilian Market. We have designed the APUS curriculum to be relevant to public safety professionals (such as law-enforcement personnel or other first responders) and civilian professionals with extended and irregular work schedules, including individuals seeking to become such professionals. We believe that the affordability, quality, and diversity of our academic program offerings are attractive options for these students.

Add New Degree Programs. Over the long term, we plan to expand our degree offerings to meet our students’ needs and marketplace demands with a focus on new programs in fields exhibiting higher than average growth. The program offerings of HCON reflect these plans. In addition, we are currently preparing APUS academically and culturally to potentially offer doctoral programs within the next few years.

Pursue and Expand Strategic Partnerships. We believe that articulation agreements and partnerships with institutions of higher learning, corporations, professional associations, and other organizations are important to our operating performance, enrollment growth and to expanding access to higher education.Under articulation agreements and memoranda of understanding, we agree to award academic credits toward graduation for learning in educational programs offered by others.

Explore International and Other Opportunities. We are developing partnerships, investments and other initiatives aimed at expanding international access to our affordable online programs that will further increase the diversity of our student population, enhance the learning environment, and diversify our tuition funding sources. In addition, we plan to pursue other relationships, partnerships, and business opportunities that may expand our international reach, including the development of new international relationships, corporate training programs, and non-degree certifications.  We believe our investment in and relationship with New Horizons Worldwide, Inc., or New Horizons, a global IT training company, may lead to opportunities to provide international students greater access to our information technology programs and other degree programs at APUS.

Develop Innovative Education Technology.  We have developed proprietary technologies and systems to enhance student services, classroom instruction, learning outcomes and the overall student experience.  To further improve student outcomes, student satisfaction, expand access and our efficiency we will invest in the development of our existing technologies and acquire new technology and companies. We believe our investment in  Fidelis Education, Inc., or Fidelis Education, an innovative software company, may lead to opportunities to provide our students access to the online products of Fidelis Education that are being designed to help online students interact with faculty in meaningful ways outside the classroom to improve persistence and help students plan for career transitions.

To assist us in achieving elements of our growth strategy or to further develop our business capabilities, we will continue to consider and may pursue strategic investments and acquisitions. Future strategic investments or acquisitions could include investments in, partnerships or joint ventures with, or the acquisition of other schools, service providers or education technology related companies, among other types of entities. Examples of our recent investments and acquisitions are:

•
New Horizons Worldwide, Inc. In September 2012, we made a $6.8 equity investment and a $6.0 million debt investment in a holding company that acquired New Horizons, a global IT training company operating over 300 locations around the world through franchise arrangements in 45 states and 70 countries. In connection with the investment, we are entitled to certain rights, including right to representation on the board of directors of the holding company.

•
Fidelis Education, Inc. In February 2013, we made a $4.0 million investment in preferred stock of Fidelis Education, representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a technology platform that will assist working adult students with education advising and career mentoring services as they pursue college degrees. In connection with the investment, APEI is entitled to certain rights, including right to representation on the board of directors of Fidelis Education.

•
Hondros College, Nursing Programs. In November 2013, we acquired all of the issued and outstanding capital stock of National Education Seminars, Inc., operating as Hondros College, Nursing Programs, or HCON, for an adjusted aggregate purchase price of $46.3 million. As described more fully elsewhere in this annual report. HCON offers a Diploma in Practical Nursing, an Associate Degree in Nursing, and an online registered nurse to Bachelor of Science in Nursing completion program.

American Public University System

Curriculum and Scheduling

Through APUS, we offer 183 degree and certificate programs. Academic terms begin on the first Monday of each month, with nearly 2,500 classes in over 1,600 unique courses that are in either eight- or sixteen-week formats. Semesters and academic years are established to manage requirements for participation in Title IV programs and to assist students who are utilizing Title IV programs in meeting eligibility requirements. These programs are as follows:

Programs	Number
Master of Arts	18
Master of Business Administration	1
Master of Education	3
Master of Public Administration	1
Master of Public Health	1
Master of Science	6
Bachelor of Arts	25
Bachelor of Business Administration	1
Bachelor of Science	14
Associate of Arts	13
Associate of Science	8
Total Degree Programs:	91

Certificates	Number
Graduate	42
Undergraduate	50
Total Certificates:	92

TOTAL PROGRAMS AND CERTIFICATES	183

At the graduate level, we offer programs in the following fields of study.

Master of Arts in:
Criminal Justice
Emergency Management and Disaster Management
Entrepreneurship
History
Homeland Security
Humanities
Intelligence Studies
International Relations and Conflict Resolution
Legal Studies
Management
Military History
Military Studies
National Security Studies
Political Science
Psychology
Reverse Logistics Management
Security Management
Transportation Management and Logistics

Master of Education in:
Administration and Supervision
Guidance Counseling
Teaching

Master of Public Administration

Master of Public Health

Master of Science in:
Accounting
Environmental Policy and Management
Information Technology
Space Studies
Sports and Health Sciences
Sports Management

Master of Business Administration

At the undergraduate level, we offer programs in the following fields of study.

Bachelor of Arts in:
Human Development and Family Studies
Criminal Justice
Emergency and Disaster Management
Entrepreneurship
English
General Studies
History
Homeland Security
Hospitality Management
Intelligence Studies
International Relations
Management
Marketing
Middle Eastern Studies
Military History
Military Management and Program Acquisition
Philosophy
Political Science
Psychology
Religion
Retail Management
Reverse Logistics Management
Security Management
Sociology
Transportation and Logistics Management

Bachelor of Business Administration

Bachelor of Science in:
Accounting Criminal Justice Environmental Science
Fire Science Management Information System
Security Information Technology Information
Technology Management

Legal Studies
Mathematics
Nursing
Public Health
Space Studies
Sports and Health Sciences
Sports Management

Sports Management Associate of Arts in:
Business Administration
Communication
Counter-Terrorism Studies
Criminal Justice
Early Childhood Care and Education
General Studies
History
Hospitality
Management
Military History
Real Estate Studies
Retail Management
Weapons of Mass Destruction Preparedness

Associate of Science in:
Accounting
Computer Applications
Database Application Development
Explosive Ordnance Disposal
Fire Science
Paralegal Studies
Public Health
Web Publishing

Our certificate programs generally consist of a minimum of 18 semester hours of required courses focusing on a particular component of the broader degree program. Students may earn discrete certificates or earn certificates in combination with work toward a degree program.

Enrollment and Student Body

The active student body of APUS consists of approximately 112,400 students, most of whom hold full-time employment. Active students are defined as those who have completed a course in the past twelve months, or are currently enrolled or registered for an upcoming course. We disenroll students who fail to register for and complete at least one APUS course in a calendar year, although they may later apply for re-admission and active status. Students on extended military deployments may apply for a program hold, which keeps them active until they return and are able to resume their studies.

Hondros College, Nursing Programs

Curriculum and Scheduling

Through HCON, we offer on-campus instruction leading to a Diploma in Practical Nursing, which we refer to as the licensed practical nurse program, or the LPN program, and an Associate Degree in Nursing, which we refer to as the ADN program. Completion of the Diploma in Practical Nursing leads to the eligibility of graduates to seek licensure in any state as a licensed practical nurse by passing the NCLEX-PN exam.  Completion of the Associate Degree in Nursing program leads to the eligibility for graduates to earn licensure as a registered nurse in any state by passing the NCLEX-RN exam. We also offer online instruction leading to a Bachelor of Science in Nursing for students who already possess an associate degree in the field, which we refer to as the RN-to-BSN program. Academic terms for the LPN and the ADN programs begin four times each year, with courses starting in January, April, July and October.

Enrollment and Student Body

The student enrollment of HCON as of December 31, 2013 consisted of approximately 1,330 students, calculate as those students who during 2013 enrolled in at least one course either on-campus in Ohio or online through the RN-to-BSN program during 2013.

Accreditation

American Public University System

APUS is accredited by the Higher Learning Commission, or HLC, and is a member of the North Central Association of Colleges and Schools. HLC accredits degree-granting institutions located in a 19-state region, including West Virginia, and is recognized by ED.  The status and meaning of this institutional accreditation are described more fully below in “Regulation of Our Business - Accreditation.”

In addition to institutional accreditation, certain programs offered by APUS have received specialized accreditations or professional recognition for certain programs. The Accreditation Council for Business Schools and Programs accredits the following programs:

•   Associate of Science, Bachelor of Science and Master of Science in Accounting;
•   Associate of Arts, Bachelor and Master of Business Administration;
•   Bachelor of Arts in Marketing;
•   Associate of Arts, Bachelor of Arts, and Master of Arts in Management;
•   Associate of Arts and Bachelor of Arts in Retail Management;
•   Associate of Arts and Bachelor of Arts in Hospitality Management;
•   Bachelor of Arts and Master of Arts in Transportation and Logistics Management; and
•   Associate of Arts in Real Estate Studies.

The Commission on Collegiate Nursing Education, or CCNE, accredits the Bachelor of Science in Nursing. Furthermore, APUS has obtained professional recognition for the Management program from the Society for Human Resource Management, for the Sports and Health Sciences program from the American Sport Education Program and the National Academy of Sports Medicine, for the Information Systems Security program from the National Security Agency - Information Assurance Courseware Evaluation, and for the Child and Family Development program from the National Council on Family Relations. The meaning of these accreditations and recognitions is described more fully below in “Regulation of Our Business - Accreditation”.

Hondros College, Nursing Programs

HCON is accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and the RN-to-BSN program has received programmatic accreditation from CCNE. The status and meaning of these accreditations and recognitions is described more fully below in “Regulation of Our Business - Accreditation”.

Student Recruitment and Marketing

American Public University System

Our marketing strategy for APUS has traditionally focused on building long-term, mutually beneficial relationships with organizations and individuals in the military and public safety communities. We believe that members of the military and public safety communities develop trusted relationships with leaders and fellow members of these communities, which relationships facilitate personal referrals to prospective APUS students by influential leaders and members of these communities, as well as our current students and alumni. This relationship-based aspect of our APUS marketing strategy has enabled us to achieve student acquisition costs that we believe are substantially less than the industry average.

In recent years we have supplemented our relationship-based marketing with multi-faceted interactive marketing campaigns to create a greater brand awareness, particularly of our APU brand outside the military and public safety communities, and to increase inquiries from potential students. In these campaigns, we have utilized digital marketing channels such as organic search, pay-per-click and banner advertising, participation in online social media, and traditional media advertising, among others. This aspect of our APUS marketing strategy has resulted in increased student acquisition costs. Students who have enrolled at APUS through these newer marketing channels have generally not performed as well as those who have enrolled through relationship-based marketing. To continue to grow and diversify the student body of APUS, we will need to identify marketing channels that support that growth and diversification while also attracting students who are college ready and prepared for the rigors of higher education.

Hondros College, Nursing Programs

Similarly, HCON’s marketing strategy has focused on building long-term relationships with businesses, organizations and individuals in the healthcare community. We believe this strategy will continue to generate a significant number of personal referrals. In addition, HCON utilizes traditional media as well as internet-focused marketing channels, including organic search, local display advertising and pay-per-click.

Student Admissions

American Public University System

APUS welcomes prospective students to apply for admission at any time through an online application process. The current qualifications for most undergraduate programs are a high school diploma or General Education Development certificate. Applicants for graduate programs must hold a baccalaureate degree from an accredited U.S. institution or an equivalent foreign institution.

Upon admission, students are issued a student ID number and password and are provided information for submitting the necessary documentation to finalize their admission and apply for evaluation of credits that they would like to transfer. Students are also informed how to register for courses, arrange for tuition payment and navigate the online student environment. Prospective students who have questions during the admissions process may obtain assistance through our online resources and can contact the APUS Admissions Department through our online resources or by telephone.

Hondros College, Nursing Programs

HCON welcomes prospective students to apply for admission at any time by submitting an application along with a $25 application fee. To be accepted for admission in any HCON program, an applicant must be a U.S. citizen or permanent resident, be at least 18 years old at the time of starting the program, and hold a high school diploma or General Education Development certificate. There are also program-specific admissions requirements.

Applicants for both the LPN Program and the ADN program are required to complete an interview with an admissions manager or representative, and complete and pass a criminal background check and a drug screening. Applicants for the LPN program are also generally required to take and pass the HESI Entrance Exam.

Applicants for the ADN program who graduated from the LPN program must have graduated from that program within two quarters of their enrollment in the ADN program or must hold an active, unencumbered practical nurse license. Applicants for the ADN program who have not graduated from the LPN program must have completed their practical nursing training at an approved program and must hold an active, unencumbered practical nurse license.

Applicants for the RN-to-BSN program must hold an active, unencumbered registered nurse license in the state in which they complete their practicum, as approved by HCON. They must also have graduated from an approved registered nursing program with a cumulative grade point average of at least 2.0 and must complete an interview with an admissions manager or representative. Applicants applying to begin the RN-to-BSN program in the quarter immediately following graduation from the ADN program may be admitted without a license but are required to obtain that license prior to their third quarter in the RN-to-BSN program.

Costs of Attendance and Financial Aid

We believe that our ability to provide affordable programs is one of our competitive strengths.

American Public University System

Undergraduate tuition at APUS is $250 per semester credit hour, or $750 per three-credit course. A full 121-credit hour undergraduate degree may be earned for $30,250 in tuition costs. Many students transfer in a significant amount of prior credit earned, which also reduces the cost and time of earning their degrees. We have set the undergraduate tuition per course at APUS to be lower than the average tuition per course of public colleges based on in-state rates. We have also set the undergraduate tuition per course so that DoD tuition assistance program covers the cost of these courses for members of the military up to the annual maximum benefit, other than for the Coast Guard, which in fiscal 2014 instituted a policy of only paying 75% of tuition costs, up to $187.50 per credit hour. Since 2000, we have not raised undergraduate tuition rates per semester credit hour.

Graduate tuition at APUS is $325 per semester hour, or $975 per three-semester credit hour course. At these tuition rates, a graduate degree may be earned for less than $12,000 in tuition costs for most programs offered by APUS. DoD tuition assistance programs cover $750 of the tuition costs per course for military students, and these students may be able to use VA education benefits to cover the remaining cost amount, as described more fully below in “Sources of Student Financing” and “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Department of Veterans Affairs.”

Eligible undergraduate students earning academic credit receive their textbooks and other course materials at no cost to them through a book grant program. This grant represents a potential average student savings over the course of a degree of approximately $4,800 when compared to four-year colleges according to comparative information from The College Board, Annual Survey of Colleges report from 2013.  APUS utilizes open access and online library materials where applicable and works with various publishers to reduce the cost of textbooks and course materials.  In addition, APUS also works with a bookstore partner to lower the cost of textbooks and course materials for graduate students. The average textbook and course material cost for APUS graduate students is approximately $100 per course.

APUS does not charge an admission fee, nor fees for services such as registration, course drops, and similar events that trigger fees at many other institutions. Because APUS is an exclusively online institution, there are no resident fees, such as for parking, food service, student union, and recreation. All students other than active duty members of the military pay a one-time, flat fee to evaluate transfer credits. APUS also charges a technology fee of $50 per course, but we provide a grant to cover the technology fee for students using DoD tuition assistance programs or VA education benefits.

Hondros College, Nursing Programs

Tuition per credit hour varies among HCON’s three programs. Tuition for the LPN program is $240 per credit hour for 100-level courses and $260 per credit hour for 200-level courses. We estimate that the LPN program may be completed for $16,050 in tuition costs. Tuition for the ADN program is $260 per credit hour, and we estimate that the ADN program may be completed for approximately $25,750 in tuition costs. Tuition for the RN-to-BSN program is $200 per credit hour, and we estimate that the RN-to-BSN program may be completed for approximately $12,600 in tuition costs.

HCON students also incur costs for textbooks and supplies. These costs vary among our three programs and are payable as the textbooks or supplies are needed. We estimate that these costs are approximately $2,289 for the LPN program, $4,181 for the ADN program, and $1,567 for the RN-to-BSN program.

HCON students pay various fees and charges. HCON students pay a one-time application fee of $25 and a one-time enrollment fee of $100, and a graduation fee of $100, among others. For on-campus students in the LPN program and the ADN program, we charge a one-time fee of $949 for our technology package, and laboratory and other incidental fees. HCON students also incur additional costs for uniforms, examination review materials, examination fees, and fees for applications with the Ohio Board of Nursing, among others, some of which are payable to HCON and others of which are payable to third parties.

Sources of Student Financing

Our students finance their education through a combination of individual resources, DoD tuition assistance programs, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, and corporate reimbursement programs.  Most of our students rely on some form of financial aid other than their individual resources. At APUS and HCON the largest source of this financial aid is Title IV programs.  Net course registrations at APUS by students using Title IV programs constituted 38%  of our net course registrations in 2013, and we believe that the ability to participate in these programs is essential to our growth. Participation in the DoD tuition assistance programs, VA education benefits and Title IV programs adds to the regulation of our business, as described more fully below in “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education.” Participation in these programs means that changes to or interruptions in federal appropriations for these programs or other actions by the federal government affect our operations.

As described more fully below in “Regulation of Our Business - Recent Legislative and Regulatory Matters - Legislative Activity - Sequestration and Budgetary Matters,” in March 2013, in response to automatic, across-the-board reductions in federal spending (also known as “sequestration”), each of the military services suspended new enrollments in DoD tuition assistance programs. As a result of Congressional action, each of the services reinstated enrollments in DoD tuition assistance programs in April 2013. However, our results of operations in the second quarter of 2013 were negatively impacted by these actions, resulting in what we believe were fewer enrollments from service members than otherwise would have been expected.

In October 2013, DoD tuition assistance programs were temporarily suspended as a result of the U.S. government partial shutdown. On October 1, 2013, prior to the government shutdown, APUS course registrations for October 2013 were approximately 41,200. As of October 14, 2013, however, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012.  We believe that many of these dropped registrations resulted from the suspension of DoD tuition assistance programs. After the government shutdown ended, DoD resumed its tuition assistance programs; however we do not believe that the registrations for subsequent months served to replace, or make up, all of the registrations that were dropped.

As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistances programs that took effect in federal fiscal year 2014. For example, the Air Force is no longer authorizing tuition assistance for associate’s degrees if the service member already has an associate’s degree from the Community College of the Air Force, the Army has provided that service members are only eligible for tuition assistance after they complete their first year in the Army after graduation from Advanced Individual Training, the Army has reduced the total benefit per service member per year from $4,500 to $4,000, and the Coast Guard has reduced the benefit payable to 75% of tuition costs, not to exceed $187.50 per credit hour.

While DoD tuition assistance programs were reinstated, subject to the modifications described above, budgetary pressures remain, and we do not know what future action will be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits (or both) available under those programs or enacting new restrictions on participation in those programs. Any such changes, or any other reduction in the funding for DoD tuition assistance programs, could have a material adverse effect on our operations. The potential risks associated with these and similar events are described more fully below in “Risk Factors - Risks Related to Our Business.”

Faculty

American Public University System

As of December 31, 2013, the faculty of APUS consisted of approximately 2,250 members with relevant teaching and practitioner experience. Approximately 430 members were designated as full-time faculty, and more than 1,820 members were serving as part-time faculty. We establish full-time and part-time positions based on program and course enrollment. Many full-time faculty began their careers with APUS as part-time members. As enrollment increases, we expect to establish additional full-time positions as well as additional part-time positions.

We believe that the well-regarded faculty of APUS, including many former and current practitioners in their fields, attracts new students with interest in these fields. A significant majority of the graduate faculty of APUS hold a doctorate in the relevant field, while virtually all undergraduate faculty have earned a graduate degree. Exceptions have been granted for a limited number of faculty members who do not meet the degree standards but evidence significant experience and achievement in the field of study that they teach. Many APUS faculty members have relevant experience at leading universities and within military and governmental institutions.

We believe that the quality of the faculty of APUS is critical to our success because our most frequent interaction with APUS students is through our faculty members. We regularly review the performance of APUS faculty by monitoring the amount of online contact that faculty have with students, reviewing student feedback, and evaluating the learning outcomes achieved by students, among other measures. If we determine that a faculty member is not performing at the level that we require, we work with the faculty member to improve performance, including through assigning the faculty member a mentor. If the faculty member’s performance does not improve, we will no longer allow that faculty member to teach. We do not provide our faculty with tenure.

We believe that the composition of the student body and the course curriculum at APUS is particularly attractive to potential faculty members because of the opportunity to teach relevant material to students that are involved on a daily basis in implementing what is being taught. We attract faculty members through referrals by current faculty members, advertisements in education and trade association journals, and our internet presence. Program Managers and Department Chairs review applications and conduct interviews of applicants. We check references prior to offering positions to new faculty and, upon selection, we require each new faculty member to complete an orientation and training program that leads to their certification and assignment.

Hondros College, Nursing Programs

As of December 31, 2013, the faculty of HCON consisted of approximately 158 members with relevant teaching and nursing or healthcare practitioner experience. Approximately 108 members were designated as full-time faculty, and approximately 50 members were serving as part-time faculty.  All faculty whose instruction is focused within the Diploma, Practical Nursing program must have earned the minimum of a bachelor’s degree in nursing. All faculty whose instruction is focused within the Associate Degree and RN-BSN Completion programs must have earned the minimum of a master’s degree. All faculty whose instruction is nursing theory based, must have an active license to practice as a Registered Nurse (RN). In addition to their formal education, many of our faculty have obtained specialized certifications in the field of nursing.

We believe that selecting well-educated and qualified faculty members is a key component to the success of HCON. In addition to having the necessary educational requirements, we seek faculty who have demonstrated experience in the field of nursing. Almost all faculty who teach nursing courses have experience as a nurse in a clinical setting, which we believe helps to provide our students with the opportunity to learn the skills needed to be effective and safe caregivers.

We train and develop new HCON faculty through a formal, structured on-boarding, training, and mentoring program. All new faculty members are scheduled to receive a 90-day on-boarding experience, which includes a formal orientation to the organization, policies and procedures, teaching strategies, performance expectations and role responsibilities.

Information Technology

APUS has invested significant capital and resources in developing proprietary information systems and processes to support what we refer to as Partnership At a Distance™, or PAD. Our patented approach to interacting with our students at APUS, PAD includes a dynamic information system that enables us to provide each student with individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking. PAD provides us with the flexibility to engage with APUS students based on their preferences and has allowed us to scale and improve the quality of our academic programs and student support to these students.

APUS uses Sakai Collaboration and Learning Environment, or “Sakai CLE”, an open-source Learning Management System for its online classroom.  There are approximately 350 educational institutions around the world reportedly using Sakai CLE to support teaching, learning, research, and collaboration. PAD and Sakai are our two core enterprise systems.  We have several other systems that are used to support Finance, HR processes, Marketing and decision support.

The information technology, or IT, infrastructure at APUS and APEI consists of two data centers: one in Virginia, and one at a co-location facility in Texas. Our technology environment is managed internally. Student access is provided through redundant data carriers in both data centers. We believe that we have established a functional, secure and reliable technology system to help us fulfill our mission. We continue to invest in technology systems and enhancements to support this system and our growth.

Intellectual Property

We exercise rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect our intellectual property. Course syllabi are our property, may be used in current and future courses as needed to facilitate instruction, and may be modified to meet evolving course or curriculum requirements. Intellectual property of individual faculty members, such as weekly notes or lectures, remains the property of each such faculty member and is reserved specifically for use only by the faculty member who owns it, unless the faculty member grants permission for use by others. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third party content experts.

We have secured rights to trademarks for various names and terms used in our business, including “American Public University System,” “American Military University,” “American Public University” and logos incorporating the foregoing terms and/or acronyms of those terms, as well as “Ready When You Are.”, “Educating those Who Serve,” “MAP,” “RESPECTED. AFFORDABLE. ONLINE.” and the term “Partnership At a Distance.” We believe these trademarks and brand names are important to how prospective students identify us and are central to a number of our marketing efforts. We also own rights to more than 200 internet domain names pertaining to APUS, AMU, APU, HCON and other unique descriptors. The Patent and Trademark Office issued APUS a patent for PAD in February 2011. APUS is also pursuing patents on several innovations that we believe enhance and support student’s academic achievement and streamline university operations.

In connection with our acquisition of HCON, we received the right to the corporate name National Education Seminars, Inc. and a royalty-free, irrevocable, exclusive, transferable, sublicensable license to use the names “Hondros College” and “Hondros College of Nursing” (or, instead of “Nursing,” any other qualifier directly related to nursing, medicine or healthcare in connection with the business and operations of HCON).  We must use commercially reasonable efforts to cease using the name “Hondros College” standing alone by November 2014, unless any educational law or agency requires us to continue to do so.

Competition

Within the postsecondary education market, we compete primarily with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. APUS and HCON also compete in specific targeted markets, such as those discussed below.

American Public University System

Within the military market, which continues to be the primary market for APUS, there are more than 1,000 institutions that serve military students and receive funds through the tuition assistance provided by the DoD. The primary competitors for military students are other institutions offering online instruction and colleges and universities offering on-campus instruction located near military installations. Over the last several years, a number of our competitors have expanded their outreach and marketing efforts to active and reserve service members, as well as veterans.

Although we have focused on serving the military community since our founding as a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, we believe that APUS will continue to see expanded competition in the military community from for-profit schools as those schools seek to attract students eligible for DoD tuition assistance programs and VA education benefits, rather than Title IV programs, in order to comply with a regulatory requirement of ED known as the 90/10 Rule. This regulatory requirement is described more fully below in “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Department of Education - Regulation of Title IV Financial Aid Programs - The “90/10 Rule.”

Within the market for public safety professionals, such as law-enforcement personnel or other first responders, and civilian professionals and other working adults with extended and irregular work schedules, including individuals seeking to become such professionals, APUS faces broad competition with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public institutions receive substantial government subsidies, and public and private, not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources that are superior to those of APUS and other for-profit schools. Some of our competitors also have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. These institutions are increasingly differentiating themselves in the way that they deliver online course offerings, and we believe that in the future students seeking online instruction will be attached to an institution in part because of the technology used by the institution to deliver instruction. In recent years, these institutions and others have also started providing non-traditional, credit-bearing and non-credit-bearing education programs, including massively open online courses, or MOOCs, without charge or at low costs. We believe that we will continue to face new competition from such programs.

Hondros College, Nursing Programs

HCON competes in a nursing education market against other schools with programs that lead to initial licensure as a practical nurse or registered nurse in Ohio, including not-for-profit public and private two-year and four-year colleges as well as other for-profit schools. Because the RN-to-BSN Program is offered online, that program competes in a broader market with over 600 other registered nurse to bachelor of science programs.

Seasonality

Our quarterly results fluctuate and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Our revenues and operating results normally fluctuate as a result of seasonal or other variations in our enrollments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns.

Employees

As of December 31, 2013, we had approximately 2,250 faculty members at APUS, as well as a professional staff of approximately 1,018 non-faculty employees administering the academic, technology, service, and business operations of APUS. Most of our non-faculty employees work in either our headquarters in Charles Town, West Virginia, or in our administrative offices in Manassas, Virginia.

As of December 31, 2013, we had approximately 158 faculty members at HCON, as well as a professional staff of approximately 66 non-faculty employees administering the academic, technology, service, and business operations of HCON. These faculty members and non-faculty employees work in one of our four HCON campuses in Cincinnati, Columbus, Dayton and Cleveland, Ohio.

None of our employees are parties to any collective bargaining arrangement. We believe that we have good relationships with our employees.

Executive Officers

The table below shows information about our executive officers:

Name	Age	Position
Dr. Wallace E. Boston	59	President, Chief Executive Officer and Director
Harry T. Wilkins	57	Executive Vice President, Chief Development Officer and Chief Executive Officer of HCON
Richard W. Sunderland, Jr.	53	Executive Vice President, Chief Financial Officer
Carol S. Gilbert	55	Executive Vice President, Marketing
Dr. Karan Powell	60	Executive Vice President, Provost of APUS
Dr. Sharon van Wyk	54	Executive Vice President, Chief Operations Officer
Peter W. Gibbons	61	Senior Vice President, Chief Administrative Officer

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

Harry T. Wilkins, CPA joined us in February 2007 as Executive Vice President and Chief Financial Officer. Effective January 1, 2014, Mr. Wilkins was appointed Executive Vice President and Chief Development Officer of APEI and Chief Executive Officer of APEI’s subsidiary National Education Seminars, Inc., which operates HCON. From December 2004 to February 2007, Mr. Wilkins served as a member of our board of directors, and from January 2005 to February 2007, he served on the Board of Trustees of American Public University System. Since 2002, Mr. Wilkins has also served as a founding partner of Grandizio, Wilkins, Little & Matthews, LLP, a Baltimore-based CPA firm that specializes in consulting for postsecondary education clients. From May 1992 to August 2001, Mr. Wilkins served as Chief Financial Officer of Strayer Education, Inc. From November 1984 to April 1992, Mr. Wilkins served as Director at Wooden & Benson, an accounting firm specializing in audits of education companies. From January 1979 to November 1984, Mr. Wilkins served as a senior consultant with Deloitte, Haskins and Sells, now Deloitte & Touche.

Richard W. Sunderland, Jr. joined us in February 2011 as a consultant and became Senior Vice President of Finance at APUS in December 2012. Effective January 1, 2014, Mr. Sunderland was appointed to succeed Mr. Wilkins as Executive Vice President and Chief Financial Officer of APEI. Prior to joining APUS, Mr. Sunderland served as the Chief Financial Officer of NovaSom, Inc. from 2008 to 2010. In addition, Mr. Sunderland served as Chief Financial Officer of Active Day, Inc. between 2005 and 2008, and in various roles, including as Controller, Senior Vice President and Chief Financial Officer, at NeighborCare, Inc. from 1993 to 2004.

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

Available Information

Our website is www.americanpubliceducation.com. We make available, free of charge through our website, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, soon after they are electronically filed with the SEC. In addition to visiting our website, you may read and copy public reports we file with the Securities and Exchange Commission, or SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

REGULATION OF OUR BUSINESS

Regulatory Environment

In the United States, postsecondary education institutions are overseen by a three-part regulatory framework comprised of (1) accrediting agencies recognized by the U.S. Secretary of Education, (2) state regulatory bodies, and (3) the federal government, through the U.S. Department of Education, or ED. Because APUS participates in military tuition assistance and APUS and HCON participate in veterans education benefits programs administered by the U.S. Department of Defense, or DoD, and U.S. Department of Veterans Affairs, or VA, respectively, we are also subject to oversight by those agencies. The regulations, standards, and policies of these organizations cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulations, standards, and policies frequently change, and changes in, or new interpretations of these regulations, standards, and policies, as well as applicable laws, could have material consequences for our accreditation, authorization to operate in various states, permissible activities, receipt of funds under federal student financial aid programs, and costs of doing business.

Accreditation

Accreditation is a voluntary, non-governmental process through which an institution or a program submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution or program. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions or programs, and publicly recognize those institutions or programs that meet the stated criteria. Accredited schools and programs are subject to periodic review by accrediting agencies to ensure continued high performance, institutional and program improvement, and institutional and program integrity, and to confirm that accreditation criteria continue to be satisfied. An institution or program that is determined not to meet the criteria may have its accreditation limited, revoked, or not renewed.

Pursuant to provisions of the Higher Education Act of 1965, as amended, or the HEA, ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in student financial aid programs authorized under Title IV of the HEA, or Title IV programs. Institutional accreditation by an accrediting agency recognized by the Secretary of Education is also necessary to participate in DoD tuition assistance programs. To be recognized by the Secretary of Education, accrediting agencies must adopt specific standards and procedures for the review of educational institutions or programs. As described more fully above in “Business - Accreditation,” each of our institutions is accredited by an institutional accrediting agency recognized by the Secretary of Education:

•
American Public University System, or APUS, is institutionally accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, a regional accrediting agency.  In July 2011, HLC reaffirmed the accreditation status of APUS. The next comprehensive evaluation is scheduled for the 2020-2021 academic year, with an interim progress report on the development of a university system-wide coordination and improvement of graduate studies due in July 2015.

•
HCON is institutionally accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS, a national accrediting agency recognized by the Secretary of Education. On August 13, 2013, ACICS acted to award HCON a new grant of accreditation through December 31, 2016. After consummation of our acquisition of HCON, ACICS acted to reinstate HCON’s accreditation through December 31, 2016, effective from the date of the acquisition. An on-site quality assurance visit must be completed by May 31, 2014.  For more information, see “Regulation of Our Business - Regulatory Actions and Restrictions on Operations - Change of Ownership Resulting in a Change of Control.” On August 20, 2013, ACICS acted to approve final inclusion of the HCON Independence, Ohio campus within the scope of HCON’s accreditation.

Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students, corporations, and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.

In June 2013, the National Advisory Committee on Institutional Quality and Integrity, or NACIQI, the panel charged with advising the Secretary of Education on whether to recognize accrediting agencies for federal purposes, including for participation in Title IV programs, voted to continue HLC’s recognition as an accrediting agency for up to twelve months. Before NACIQI reaches a final decision on HLC’s petition for renewal of recognition, HLC must demonstrate that it has implemented its new standards and policies that were effective January 2013 and must submit to NACIQI a compliance report to that effect. NACIQI is next scheduled to review HLC for recognition purposes in the spring of 2014. If HLC were to lose its recognition as an accrediting agency for Title IV programs, APUS could lose its eligibility to participate in Title IV programs.

In addition to institutional accreditation, we have obtained specialized accreditation or professional recognition for several specific programs at our institutions, as described more fully above in “Business - Accreditation.” Accreditation of a program by a specialized accrediting agency or granting of professional recognition by a professional organization signifies that the program meets the standards of that agency or organization. If we fail to satisfy the standards of these specialized accrediting agencies and professional organizations, we could lose the specialized accreditation or professional recognition for the relevant programs, which could result in materially reduced student enrollments in those programs and could prevent our students from seeking and obtaining appropriate licensure in their desired fields or employment from particular employers.

State Education Licensure/State Authorization

We are subject to extensive regulations by the states in which we are authorized to operate. The level of regulatory oversight varies substantially from state to state, and state regulations change frequently. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. Some states may also prescribe regulations related to an institution’s financial condition, and some states require the posting of surety bonds. State laws and regulations may also affect our ability to offer educational programs, open locations, and award degrees. If we fail to comply with a state’s regulatory requirements, we may lose our state licensure or authorization, which would result in our inability to enroll students in that state, and could result in our inability to receive Title IV program funds and DoD tuition assistance funds, at least for students in that state.

Some states assert authority to regulate an institution if its educational programs are offered to residents of those states, regardless of whether the institution maintains a physical presence in the state where the student resides. The increased popularity of online education has led and may lead to the adoption of new laws and regulatory practices and new interpretations of existing laws and regulations in various states. States may also revise their regulations in this area as a result of future ED regulations, as discussed more fully below in “State Authorization of Distance Education”. New laws, regulations, or interpretations related to doing business over the internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Changes in our business or changes in the nature or amount of our contact with or presence within a particular state could lead states that do not currently require us to be licensed or authorized to require such licensure or authorization in the future.  For example, programs that include “on the ground” components that may be described as instructional activities, such as student teaching and clinical internships, may be viewed by some state regulatory agencies as constituting a physical presence for regulatory purposes. As those programs expand, there is a high probability that we will need to seek formal authorization to operate in some states where historically we have not been  required to do so. The extent of this expansion in regulatory requirements, and the associated costs, are not known at this time, but we anticipate they may be significant. Furthermore, there may be some states where it takes a significant amount of time to meet the applicable regulatory requirements with respect to a new program initiative, or where we are not able to do so at all.

Many states also have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Students often seek to obtain professional licensure in their chosen fields after graduation. Their success in obtaining licensure typically depends on several factors, including, for example, the individual merits of the graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association; whether the program meets all state requirements for professional licensure; and whether the institution or the specific program is accredited.

State Authorization Required by ED

“Home” State Authorization. Final regulations adopted by ED, which generally became effective on July 1, 2011 and which we refer to as the Program Integrity Regulations, address certain institutional and program eligibility issues, including state authorization. The Program Integrity Regulations specify how an institution may demonstrate that it is authorized to offer postsecondary educational programs by the state where it is located, which we refer to as its “home” state. If requested by ED, an institution must be able to document its home state’s approval in order to participate in Title IV programs. In addition, the home state must have a process to review and take appropriate action on complaints concerning postsecondary institutions. ED has stated that it will not publish a list of states that meet, or fail to meet, these requirements. If ED determines that an institution does not have the required state approval, the institution will be ineligible to participate in Title IV programs. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies ED’s regulations. If one of our institutions were to lose its ability to participate in Title IV programs because it failed to obtain authorization by the state in which it is located or because a state’s institutional authorization and complaint process did not satisfy ED’s requirements, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

State Authorization of Online Education. In November 2013, ED announced its intent to establish a negotiated rulemaking panel to consider regulations for, among other issues, state authorization of programs offered through distance education. Negotiation sessions are scheduled for the spring of 2014. ED had included provisions regarding state authorization for distance education in the Program Integrity Regulations, which provided that if an institution offered postsecondary education through distance education to students in a state, it was required to obtain any necessary state approvals to do so. However, on July 12, 2011, the U.S. District Court for the District of Columbia upheld ED’s power to promulgate regulations on state authorization for distance education but vacated on procedural grounds those provisions of the Program Integrity Regulations, and on June 5, 2012, the U.S. Court of Appeals for the District of Columbia affirmed the district court’s ruling. In a Dear Colleague Letter dated July 27, 2012, ED warned that while it cannot enforce the vacated provision, institutions continue to be responsible for complying with all state laws as they relate to distance education. No assurance can be given with respect to whether ED will adopt new rules on state authorization for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations.

State Education Licensure/State Authorization of Our Institutions

American Public University System

APUS is physically headquartered in the State of West Virginia. APUS is currently authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC, the regulatory agency governing postsecondary education in the State of West Virginia. Failure to comply with the requirements of WVHEPC could result in APUS losing its authorization from WVHEPC, its eligibility to participate in Title IV programs, or its ability to offer certain programs, any of which may force us to cease operations. We believe that under current law the only state authorization or licensure necessary for APUS to participate in DoD tuition assistance programs is its authorization from WVHEPC. We believe the same is true for Title IV programs. APUS is also authorized to operate as an out-of-state institution by the State Council of Higher Education for Virginia. APUS is authorized in Virginia because we have administrative offices there, which requires state authorization under Virginia laws.

At present, APUS enrolls students from each of the 50 states, as well as the District of Columbia. APUS has sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that APUS is exempt from licensure or authorization requirements in 30 states. APUS and its representatives are licensed or authorized to operate or to conduct activities in the remaining 20 states and the District of Columbia (Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Maryland, Minnesota, Montana, Nevada, New Mexico, Oregon, Pennsylvania, Virginia, Washington, West Virginia, Wisconsin and Wyoming). Failure to comply with state authorization or licensure requirements could restrict our ability to recruit or enroll students in those states. In some cases, state licensure or authorization may impose limitations on certain activities and may impose particular requirements with respect to certain programs.  To date, such state-specific limitations and requirements have not had a material effect on APUS’s operations

Hondros College, Nursing Programs

HCON is headquartered in Westerville, Ohio, a suburb of Columbus, with four campuses in Ohio.  HCON is currently authorized to offer its programs by the Ohio State Board of Career Colleges and Schools, the regulatory agency that is responsible for authorizing for-profit and non-profit private career schools offering associate degree, certificate, and diploma programs in the State of Ohio. HCON’s Practical Nursing Diploma and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing. The online completion program leading to a Bachelor of Science in Nursing, which we refer to as the RN-to-BSN program, is for students who already possess an associate degree in the field, is offered through HCON's Westerville campus and is approved by the Ohio Board of Regents, the regulatory agency in Ohio that is responsible for authorizing education programs at the bachelor’s degree level and above.

HCON currently enrolls students in fourteen states. HCON is approved as an out-of-state institution by the Indiana Board of Proprietary Education, the Kentucky Council on Post-Secondary Education, and the Nevada Commission on Post-Secondary Education. Failure to comply with state authorization rules or licensure requirements could restrict our ability to recruit or enroll students in states where requirements exist. In some cases, state authorization rules or licensure requirements may impose limitations on certain activities and may impose particular requirements with respect to certain programs.  To date, such state-specific limitations and requirements have not had a material effect on HCON’s operations.

Federal Support and Regulation of Postsecondary Education

Our students finance their education through a combination of Title IV programs administered by ED, tuition assistance programs of the United States Armed Forces administered by the DoD, education benefits administered by the VA, private loans, corporate reimbursement programs, and individual resources. Participation in federal student aid programs adds to the regulation of our operations. In particular, the HEA and the regulations issued thereunder by ED subject us to significant regulatory scrutiny in the form of numerous standards we must satisfy in order to participate in and administer the federal student financial aid programs under Title IV.

Department of Defense

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the DoD, or DOD tuition assistance programs. Service members may use this tuition assistance to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by the Secretary of Education. For students in APUS undergraduate programs, we have established tuition rates per semester credit hour that can be 100% covered by DoD tuition assistance funds provided that the student does not exceed the annual limits per student, other than for service members serving in the Coast Guard, which in fiscal 2014 instituted a policy of paying only 75% of tuition costs, up to $187.50 per credit hour. At this time, HCON does not participate in DoD tuition assistance programs.

Under a DoD final rule, effective January 7, 2013, before an institution may accept DoD tuition assistance funds, it must sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD. Under the MOU, all institutions must disclose certain information, such as transfer credit policies, and provide certain resources for service members, such as designating a person or office to serve as a point of contact for service members inquiring about academic counseling, financial aid counseling, and student support services. In addition, the MOU bars institutions from providing any commission, bonus, or other incentive payment based directly or indirectly on securing enrollments or federal student financial aid (including DoD tuition assistance funds) to any persons or entities engaged in any student recruiting, admission activities, or making decisions regarding the award of student financial assistance. APUS participates in DoD tuition assistance programs under the MOU originally circulated by DoD on March 15, 2011. The MOU establishes the terms and conditions for APUS’s participation in DoD tuition assistance programs. Each branch of the United States Armed Forces has also established its own particular rules for DoD tuition assistance programs, which are incorporated as addenda to the MOU. Pursuant to these rules, in order for a service member to use tuition assistance funds at APUS, we must maintain our state licensure and our institutional accreditation, and the service member must maintain satisfactory academic progress and must also progress in a timely manner toward completion of his or her degree, among other requirements.

On August 14, 2013, DoD issued a proposed rule with a revised MOU. DoD has indicated that when the rule is finalized, institutions will be required to sign the revised MOU in order to participate in DoD tuition assistance programs.

On March 14, 2013, DoD issued an instruction restricting the ability of service members in certain duty locations outside the continental United States, or overseas locations, to receive DoD tuition assistance for courses offered by institutions of higher education that are not parties to contracts with the DoD to provide DoD voluntary education programs at those locations.  Because we do not have contracts with the DoD to provide instruction at overseas locations, service members who begin a postsecondary education program after arrival in an applicable overseas duty location may not use DoD tuition assistance programs to pay for their education in our programs until after they have already successfully completed a course with an institution that has entered into a contract to provide voluntary education programs at that overseas location. Service members who were already enrolled in one of our programs before arriving at an overseas duty location may continue to receive DoD tuition assistance for the in-progress program, but they will be encouraged to enroll in courses provided by institutions that have entered into contracts with the DoD to provide programs at the applicable overseas duty location.

On January 30, 2014, the DoD, along with the VA, the Consumer Financial Protection Bureau, ED, Department of Justice, and Federal Trade Commission, announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, DoD tuition assistance programs, and other military-related education benefit programs. The feedback system is designed to help the government identify and address unfair, deceptive, and misleading practices.

Department of Veterans Affairs

The VA administers education benefits provided by federal law, including the Montgomery GI Bill, or GI Bill, and the Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill. Pursuant to federal law related to those programs, APUS is approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in Virginia and West Virginia. HCON’s Westerville, Fairborn, and West Chester campuses are approved by the state approving agency in Ohio.

The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard, as well as benefits available under the GI Bill and the ability of service members to transfer their benefits to family members. The Post-9/11 GI Bill also provides veterans up to $1,000 per academic year for books, supplies, equipment, and other education costs. The Post-9/11 Veterans Educational Assistance Improvements Act of 2010, or Improvements Act, revised the calculations of benefits related to tuition and fees under the Post-9/11 GI Bill. For a veteran attending a non-public U.S. institution, the Improvements Act provides tuition and fees based on the net cost to the veteran (after accounting for state and federal student financial aid, scholarships, institutional aid, fee waivers, and similar assistance), up to $17,500 per year. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive up to 50% of the national average of the basic allowance for housing available to service members who are at military pay grade E-5 and have dependents.

To the extent that DoD tuition assistance programs do not cover the full cost of tuition for service members, service members may also use their benefits under the GI Bill or the Post-9/11 GI Bill through the “Top-Up” program. The “Top-Up” program allows active-duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of DoD tuition assistance that is paid by the military for the course.

Department of Education

The federal government provides a substantial part of its support for postsecondary education through Title IV programs, in the form of grants and loans to eligible students who can use those funds at any institution that has been certified by ED to participate in Title IV programs. An institution may participate in Title IV programs only if it is certified to do so and it enters into a written program participation agreement, or PPA, with the Secretary of Education. The PPA conditions initial and continued participation in Title IV programs upon compliance with ED regulations, including regulations applicable to individual Title IV programs, and any additional conditions specified in the PPA.

Types of Title IV Financial Aid Programs.

Title IV program aid is primarily awarded to students on the basis of financial need, generally defined as the difference between the cost of attending an institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV program funds must maintain satisfactory academic progress and must progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts and in a timely manner to eligible students.

Students at our institutions receive grants, loans, and work opportunities to fund their education under several Title IV programs, of which the two largest are Direct Loans and Pell Grants. Students at our institutions are eligible to participate in the following Title IV programs:

(1) Federal Student and Parent Loans. ED’s most significant form of aid includes loans to students and their parents through the William D. Ford Federal Direct Loan Program, or Direct Loan Program. Direct Loan Program loans are made directly by the federal government to students or their parents. The Direct Loan Program offers Federal Stafford Loans, Federal Parent PLUS Loans, Federal Grad PLUS Loans and Federal Consolidation Loans. Prior to July 1, 2010, students could obtain loans made under the Federal Family Education Loan Program, or FFEL Program, in addition to or instead of Direct Loan Program loans, depending on the federal loan program in which their school participated. The FFEL Program was eliminated through legislation enacted in March 2010, and, after June 30, 2010, Federal Stafford Loans, Federal Parent PLUS Loans, and Federal Grad PLUS Loans, and Federal Consolidation Loans may only be made through the Direct Loan Program.

Federal Stafford Loans, or Stafford Loans, may either be subsidized or unsubsidized. A student with demonstrated financial need may be eligible to receive a subsidized Stafford Loan, where ED pays the interest on the loan while the student is enrolled at least half-time in school and during the first six months after leaving school. A student without demonstrated financial need may be eligible to receive an unsubsidized Stafford Loan, where the student is responsible for the interest that accrued while in school and after leaving school. Students who are eligible for a subsidized Stafford Loan may also be eligible to receive an unsubsidized Stafford Loan. Federal Parent PLUS Loans, or Parent PLUS Loans, may be obtained by the parents of a dependent undergraduate student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Students who are classified as independent, and dependent students whose parents are unable to obtain Parent PLUS Loans, can receive additional unsubsidized Stafford Loans. Federal Grad PLUS Loans, or Grad PLUS Loans, are available to graduate or professional students enrolled at least half-time. The obligation to begin repaying federal loans does not commence until six months after a student ceases enrollment as at least a half-time student. Federal Consolidation Loans allow a student who had graduated, left school, or dropped below half-time enrollment to combine multiple federal education loans into one loan with one interest rate and one monthly payment.

(2) Federal Grant Programs.  Pell Grants are ED’s primary program for grants to undergraduate students who demonstrate financial need. The maximum amount of availability of a Pell Grant is $5,645 for the 2013-2014 award year and $5,730 for the 2014-2015 award year. The Consolidated Appropriations Act, 2012, or the Appropriations Act, amended the HEA to reduce the income threshold for an automatic zero “expected family contribution” for both dependent and independent students, which for some students decreased the amount of their Pell Grants. The Appropriations Act also amended the HEA to reduce the duration of a student’s lifetime eligibility to receive a Pell Grant from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). This may eliminate the ability of some of our students to continue to receive Pell Grants, depending on their prior receipt of Pell Grants from our institutions and from other institutions prior to enrolling in one of our schools.

The Federal Supplemental Education Opportunity Grant, or FSEOG, program provides grant awards designed to supplement Pell Grants for the neediest undergraduate students. The availability of FSEOG awards is limited by the amount of those funds allocated by ED to an institution under a formula that takes into account the size of the institution, its costs, and the income levels of students.

The Teacher Education Assistance for College and Higher Education, or TEACH, Grant program provides up to $4,000 a year in grant assistance to undergraduate, post-baccalaureate, and graduate students who agree to serve for at least four years as full-time “highly qualified” teachers in high-need fields in public or not-for-profit private elementary or secondary schools that serve students from low-income families.

(3) Federal Work-Study. Under the Federal Work-Study program, ED pays up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institutions they attend or for off-campus public or non-profit organizations.

Private Lenders. In certain circumstances, our students may access alternative loan programs. Alternative loans are intended to cover the difference between what the student receives from all financial aid sources and certain costs of the student’s education. Students can apply to a number of different lenders for this funding at current market interest rates. As part of an institution’s PPA, the institution must adopt a code of conduct pertaining to student loans, including alternative loans.

Additional Sources of Financial Support. In addition to the programs stated above, eligible students may participate in several other financial aid programs or receive support from other governmental and private sources. Some of our students finance their own education or receive full or partial tuition reimbursement from their employers.

Regulation of Title IV Financial Aid Programs

 To be eligible and certified to participate in Title IV programs, an institution must be accredited by an accrediting body recognized by the Secretary of Education, must be authorized to operate by the appropriate regulatory authority in each state where the institution maintains a physical presence, and must comply with specific standards and procedures set forth in the HEA and the regulations issued thereunder by ED.

ED periodically revises its regulations and changes its interpretations of existing laws and regulations. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institutions are subject to extensive oversight and review. For all these reasons, we cannot predict with certainty how Title IV program requirements will be applied in all circumstances. See “Recent and Pending Legislative and Regulatory Activity,” below for more information. Key provisions relating to institutional participation in Title IV and the processing of Title IV aid that could adversely affect us include the following:

Eligibility and Certification Procedures.  An institution must apply periodically to ED for continued certification to participate in Title IV programs. Recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change of control. An institution may come under review when it expands its activities in certain ways, such as opening an additional location, adding a new program, or, in certain cases, when it modifies academic credentials that it offers.

ED may place an institution on provisional certification status if ED finds that the institution does not fully satisfy all Title IV requirements and in certain other circumstances, such as when an institution is initially certified or undergoes a change in ownership resulting in a change in control. During a period of provisional certification, the institution must comply with any additional conditions included in its PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school, or make any other significant change. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV program funds.

APUS is fully recertified to participate in Title IV programs through December 31, 2014. HCON was deemed to have undergone a change of ownership and control in November 2013, requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As described more fully below in “Federal Support and Regulation of Postsecondary Education - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control,” ED has granted HCON temporary provisional certification on a month-to-month basis until ED renders a decision on HCON’s application for approval of a change of ownership. HCON must comply with specific conditions while it is provisionally certified, as described more fully above and in “Restrictions on Adding Locations and Educational Programs,” below.

State Authorization.  To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies. As described more fully above in “State Authorization Required by ED,” ED has specified the types of state approval that are acceptable to demonstrate that an institution is authorized to offer educational programs beyond the secondary level by the state where it is located. In November 2013, ED announced its intent to establish a negotiated rulemaking panel to consider regulations for, among other issues, state authorization for distance education. Negotiation sessions are scheduled for the spring of 2014.

Administrative Capability.  Current ED regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things:

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

•
refer to ED’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

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

If an institution fails to satisfy any of these criteria, ED may require the repayment of federal student financial aid funds, transfer the institution from the “advance” system of payment of Title IV program funds to cash monitoring status or to the “reimbursement” system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

Financial Responsibility.  The HEA and ED regulations establish extensive standards of financial responsibility that institutions must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, properly administer Title IV programs in which it participates and meet all of its financial obligations, including required refunds and any repayments to ED for debts and liabilities incurred in programs administered by ED.

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards. The financial responsibility standards include a complex formula that uses line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). Generally, an institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Under certain circumstances, an institution may be able to establish financial responsibility on an alternative basis.

ED may also apply the financial responsibility standards to an eligible institution’s parent ownership entities. At the request of ED, for purposes of evaluating the financial responsibility of our institutions, we supply consolidated financial statements for purposes of calculating the composite score. We have applied the financial responsibility standards to our consolidated financial statements as of and for the year ended December 31, 2013 and calculated a composite score of 3.0 out of a maximum score of 3.0. We therefore believe that we meet the composite score standards.

Failure of one of our institutions to meet the “financial responsibility” requirements, because it does not meet the minimum composite score to establish financial responsibility or is unable to establish financial responsibility on an alternative basis or because it fails to meet other financial responsibility requirements, would cause the institution to lose access to Title IV program funding, or result in other penalties.

The “90/10 Rule.”  A requirement of the HEA, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes for-profit schools like our institutions. Under this rule, a proprietary institution is prohibited from deriving from Title IV programs, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). If an institution violates the 90/10 Rule for any fiscal year, the institution is placed on provisional status for two fiscal years. An institution that violates the rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years and is required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. ED discloses on its website any proprietary institution of higher education that fails to meet the 90/10 requirement and reports annually to Congress the relevant ratios for each proprietary institution of higher education.

Using the applicable formula, APEI derived approximately 26%, 42%, and 43% of its cash-basis revenues from Title IV program funds in 2010, 2011 and 2012, respectively. The percentage of cash-based revenues from Title IV program funds has increased as our population of students using Title IV program funds has increased. The population of APUS students using these funds is growing at a faster rate than students who use other sources of revenues, and we will continue to monitor compliance with the 90/10 Rule. Using the applicable formula, HCON derived approximately 72% and 75% of its cash-basis revenues from Title IV program funds in 2011 and 2012, respectively.

In January 2012 and again in November 2013, Senators Harkin and Durbin introduced legislation that would modify the 90/10 Rule. A companion bill was introduced in the U.S. House of Representatives in November 2013. The proposed legislation would decrease the limit to 85% and would count DoD tuition assistance (TA) and GI Bill education benefits (VA)  toward that limit. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance programs and VA education benefits, as well as Title IV funds, toward the 90% limit.  These proposed bills or other similar legislation, should they become law, could have a material adverse impact on the operations of APUS.

Incentive Payment Rule.  As part of an institution’s Title IV program participation agreement with ED and in accordance with the HEA, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity based directly or indirectly on success in securing enrollments or federal student financial aid. Failure to comply with the incentive payment rule could result in termination of participation in Title IV programs, limitation on participation in Title IV programs, or financial penalties. Under regulations effective July 1, 2011, ED eliminated 12 “safe harbors” under the incentive payment rule and codified a stricter reading of the rule.

We believe that our current employee compensation and third-party contractual arrangements comply with the incentive payment rule currently in effect. However, certain ambiguities in the final rule, ED’s accompanying statements in the rule release, and guidance issued by ED in March 2011 create uncertainty as to how the revised rule will be interpreted and enforced by ED. In light of these uncertainties, or otherwise, we can make no assurances that ED would not find deficiencies in our past, current, or future employee compensation plans and relevant third-party contractual arrangements.

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

Gainful Employment. To be eligible for Title IV funding, certain academic programs, including all degree and non-degree programs at proprietary institutions of higher education (other than, in limited circumstances that apply to APUS, certain liberal arts programs), must prepare students for gainful employment in a recognized occupation. Under the Program Integrity Regulations, all institutions must use a template designed by ED to disclose to prospective students, with respect to each of their gainful employment programs, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year.

The Program Integrity Regulations included additional rules pertinent to gainful employment programs. Under those rules, with respect to each gainful employment program, institutions were required to annually report to ED information regarding each enrolled student. An institution was also required to notify ED at least 90 days before the commencement of a new educational program that prepares students for gainful employment. The rules also established metrics to determine whether an academic program prepared a student for gainful employment.

In response to a legal challenge to ED’s gainful employment regulations, the U.S. District Court for the District of Columbia on June 30, 2012 struck down the debt measures and all other gainful employment requirements except the disclosure requirements. On March 19, 2013, the court denied ED’s motion to reinstate certain of those regulations. In September 2013, ED convened a negotiated rulemaking committee to prepare new proposed regulations that establish standards for programs that prepare students for gainful employment in a recognized occupation. The committee met three times in the fall of 2013 but did not achieve the required consensus. For more information about the committee’s work, see “Regulation of Our Business - Recent Legislative and Regulatory Matters - Regulatory Activity - Pending Rulemakings.” We cannot predict what regulations, if any, ED will propose.

Student Loan Defaults.  Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of FFEL Program or Direct Loan Program loans by its students exceed certain levels. As discussed below, the current cohort default rate calculation and threshold for regulatory sanctions will change in 2014 based on the  Higher Education Opportunity Act, or HEOA.

For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the next federal fiscal year. For such institutions, ED calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL Program or Direct Loan Program loan during that year. Such rate is referred to as the “two-year cohort default rate.”

ED may take adverse action against an institution if it has excessive two-year cohort default rates. If ED notifies an institution that its two-year cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the FFEL Program, Direct Loan Program, and Pell Grant Program ends 30 days after the notification. In addition, an institution’s participation in the FFEL Program and Direct Loan Program ends 30 days after notification that its most recent two-year cohort default rate is greater than 40%. An institution may appeal either determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years. In addition, if an institution’s two-year cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds, but the institution’s status is subject to closer review by ED and may be subject to summary adverse action if it violates Title IV program requirements.

APUS’s two-year cohort default rates for federal fiscal years 2009, 2010 and 2011 are 4.0%, 6.0%, and 10.4%, respectively. HCON’s two-year cohort default rates for federal fiscal years 2009, 2010 and 2011 are 5.1%, 4.7%, and 8.2%, respectively.

The cohort default rate is set to change in 2014. The HEOA modified the cohort default rate provisions related to Title IV loan programs in two significant ways, described below. The HEOA provides, however, that the current method of calculating cohort default rates will be used to determine any sanctions on institutions until 2014, when three consecutive years of official cohort default rates calculated under the new formula will be available.

        First, the HEOA expanded the period for measuring defaults by one year, resulting in a “three-year cohort default rate.” Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second federal fiscal year following that fiscal year. Under the three-year cohort default rate calculation, most institutions’ respective cohort default rates will increase materially due to the extended default period.

Second, the HEOA increases the cohort default rate ceiling from 25% to 30%. The HEOA provides for the following sanctions based on cohort default rates calculated under the new HEOA methodology:

•
If an institution’s three-year cohort default rate is 30% or greater in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to ED a default improvement plan.

•
If an institution’s three-year cohort default rate is 30% or greater for two consecutive years, the institution will be required to review, revise, and resubmit a default improvement plan, and ED may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

•
If an institution’s three-year cohort default rate is 30% or greater for two out of three consecutive years, the institution may be placed on provisional certification status. An institution may file an appeal of the provisional certification on specified grounds and according to specified procedures and may be eligible for relief from the Secretary of Education.

•
If an institution’s three-year cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available, the institution will be ineligible to participate in the FFEL Program, Direct Loan Program and Pell Grant Program.

The HEOA does not change the existing provision that an institution generally loses eligibility to participate in the FFEL Program and the Direct Loan Program if its most recent cohort default rate is greater than 40%.

APUS’s official three-year cohort default rates for 2009 and 2010 are 7.2% and 11.9%, respectively. APUS’s “trial” three-year cohort default rate for fiscal year 2008, which was released for informational purposes only, was 11.0%.   HCON’s official three-year cohort default rates for 2009 and 2010 are 6.4% and 12.7%, respectively. HCON’s unofficial, “trial” three-year cohort default rate for fiscal year 2008, which was released for informational purposes only, was 0%. APUS first became certified to participate in Title IV programs in 2006, and HCON received eligibility to participate in Title IV programs in 2008. Given that APUS and HCON only recently began to participate in Title IV programs and that the number of students receiving Title IV program funds has grown significantly over time, the cohort default rates in the first few years of participation may not be indicative of the rates that will be applicable to both institutions over the long term as a greater number of students enter repayment.

College Affordability and Transparency Lists.  Under the HEOA, ED publishes on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to ED explaining the increases and the steps that it intends to take to reduce costs. ED reports annually to Congress on these institutions and publishes its reports on its website. ED also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under the HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted. Currently, APUS is listed as the institution with the fourth lowest tuition among private for-profit, four-year or more institutions. APUS is also listed as the institution with the fourth lowest net price among private for-profit, four-year or more institutions. We cannot predict with certainty the effect such lists will have on our operations.

Third-Party Servicers.  ED regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to ED new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. If any third-party servicer that we engage does not comply with applicable statute and regulations including the HEA, we may be liable for its actions, and we could lose our eligibility to participate in Title IV programs.

Title IV Return of Funds. Under ED’s return of funds regulations, when a student withdraws, an institution must return unearned funds to ED in a timely manner. An institution must first determine the amount of Title IV program funds that a student “earned” before withdrawal. If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds or (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew.

If funds are not timely returned, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit. HCON’s Title IV compliance audit for the year ended December 31, 2012 identified a deficiency related to timely return of Title IV program funds. In a Preliminary Audit Determination Letter dated July 10, 2013, ED requested additional information from HCON about the situation and required HCON to conduct a file review to identify those files that reflected an inaccurate refund. ED has said that the matter will be addressed as part of its review of HCON’s application for a change of ownership, which is described more fully below in “Federal Support and Regulation of Postsecondary Education - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control.”

Misrepresentation. Under the HEA, ED may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation regarding the nature of its educational program, its financial charges, or the employability of its graduates. The Program Integrity Regulations expand the definition of “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas, expand the parties to whom a substantial misrepresentation cannot be made, and increase actions ED may take if it determines that an institution has engaged in substantial misrepresentation. The substantial misrepresentation provisions of the Program Integrity Regulations were challenged in litigation, and on June 5, 2012, the U.S. Court of Appeals for the District of Columbia vacated provisions that permitted ED to: (i) revoke an institution’s program participation agreement or impose limitations on an institution's participation without affording procedural protections; (ii) proscribe misrepresentations with respect to subjects not covered by the HEA; and (iii) proscribe statements that are merely confusing. On September 19, 2013, ED published revised regulations in line with the court’s order. In the future, ED could promulgate regulations that expand its role in monitoring and enforcing prohibitions on misrepresentation.

Credit Hours. The HEA and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV program funds an institution may disburse during a payment period. Recently, both Congress and ED have increased their focus on institutions’ policies for awarding credit hours. The Program Integrity Regulations define the previously undefined term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. The regulations also require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could require the institution to repay any incorrectly awarded amounts of Title IV program funds. In addition, if ED determines that an institution has significantly overstated the amount of credit hours assigned to a program, it may fine the institution, or limit, suspend, or terminate its participation in Title IV programs.

Consumer Financial Protection Bureau

On August 29, 2012, the Consumer Financial Protection Bureau, or CFPB, submitted a report to several Congressional committees entitled “Private Student Loans.” The report contained specific suggestions for Congressional action to restructure the student lending experience, including possibly requiring institutions to certify that a student is not eligible for any further federal student financial aid funds before a private loan may be issued to such student. On October 16, 2012, the CFPB’s Ombudsman for private student loan matters issued a report containing recommendations for potential reforms to student loan servicing and expansion of loan modification and refinancing options. In addition, on October 18, 2012 the CFPB released a report entitled “The Next Front? Student Loan Servicing and the Cost to Our Men and Women in Uniform.” The report details the challenges that some service members have encountered when utilizing private and federal student loans. On October 16, 2013, the CFPB Student Loan Ombudsman released its second annual report analyzing more than 3,800 complaints the CFPB has received from private student loan borrowers. We do not know what steps Congress or federal agencies may take in response to these reports and whether such actions (if any) will have an adverse effect on our business or results of operations.

On January 31, 2013, the CFPB encouraged institutions of higher education, students, and others to provide information to the CFPB about the financial products and services currently offered to students, and comments on how current and future arrangements between higher education institutions and financial institutions could be structured in order to promote positive financial decision-making among consumers. In response to those comments, the CFPB issued its findings on campus banking products during a forum held in September 2013. In December 2013 and again in February 2014, the CFPB issued a request asking financial institutions to voluntarily make available on their websites agreements with colleges and universities to market deposit accounts, prepaid cards, debit cards, and other financial products to students. In February 2014, the Government Accountability Office, or GAO, issued a report on college debit cards in which the GAO recommended that Congress consider requiring financial institutions that provide debit and prepaid card services to colleges and universities to publicly disclose their agreements. The GAO report included a letter from ED, concurring with GAO’s recommendations and indicating that the issue would be considered by the Program Integrity and Improvement negotiated rulemaking committee scheduled to meet in spring 2014.

On February 21, 2013, the CFPB issued a Notice and Request for Information soliciting input on affordable repayment options for borrowers with existing student loans. Based on the comments received, in May 2013, the CFPB issued a report analyzing the impact of student loan burdens and proposing a number of policy and market-based solutions. On December 3, 2013, the CFPB issued a final rule that allows the CFPB to supervise certain “larger” nonbank federal and private student loan servicers for the first time, effective March 1, 2014.

Compliance with Regulatory Standards and the Effect of Regulatory Violations

Compliance Reviews.

We are subject to announced and unannounced compliance reviews and audits by various external agencies, including ED, its Office of Inspector General, state licensing agencies, agencies that guarantee FFEL Program loans, DoD, VA, and accrediting agencies. The HEA and ED regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable ED Office of Inspector General audit standards. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with ED regulations.

The DoD MOU requires institutions to participate in the DoD Third Party Assessment to ensure that the institution is in compliance with the MOU and that service members are provided quality voluntary education opportunities that meet their needs. A Third Party Assessment of American Military University was conducted in June 2012 with a revised report submitted in October 2012. The report stated that based on the assessment team’s findings, American Military University and APUS are in full compliance with the DoD MOU that APUS had executed.

Potential Effect of Regulatory Violations.

If we fail to comply with the regulatory standards governing Title IV programs, ED could impose one or more sanctions, including transferring us to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring us to post a letter of credit in favor of ED as a condition for continued Title IV certification, taking emergency action against us, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate our participation in Title IV programs. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment, or termination, of our participation in Title IV programs, our enrollments, revenues, and results of operations would be materially and adversely affected.

If one of our institutions lost its eligibility to participate in Title IV programs, or if the amount of available Title IV program funds were reduced, we would seek to arrange or provide alternative sources of revenue or financial aid for students. Although we believe that one or more private organizations would be willing to provide financial assistance to students attending our institutions, there is no assurance that this would be the case, and the interest rate and other terms of such financial aid might not be as favorable as those for Title IV program funds. We may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of our eligibility to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on our growth plans and results of operations even if we could arrange or provide alternative sources of revenue or student financial aid.

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

Restrictions on Adding Locations and Educational Programs.  State regulatory requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional locations and programs. Many states require approval before institutions can add new programs, campuses, or teaching locations. HLC, WVHEPC, ACICS, the Ohio State Board of Career Colleges and Schools, and the Ohio Board of Regents generally require institutions to notify them, and sometimes require institutions to obtain their approval, in advance of opening a new location or implementing new programs.

As described below in “Change in Ownership Resulting in a Change of Control,” HCON was deemed to have undergone a change of ownership and control on November 1, 2013 requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As described more fully below in “Federal Support and Regulation of Postsecondary Education - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control,” ED has granted HCON temporary provisional certification on a month-to-month basis pending a decision on HCON’s application for approval of the change in ownership and control. While provisionally certified, HCON operates under a Temporary Provisional Program Participation Agreement, or TPPPA, which requires HCON to apply for and receive approval from the Secretary of Education for any substantial changes, such as establishing additional locations, offering academic programs at higher than the bachelor’s degree level, adding a non-degree or short-term training program, and adding a degree program.

The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. ED regulations also require institutions to report and, in certain cases (such as when an institution is provisionally certified), to seek approval for a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions. Under the TPPPA, HCON must obtain ED approval for the addition of any new location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed.

A fully certified degree-granting institution generally is not obligated to obtain ED’s approval of an additional program leading to a degree at the same level previously approved by ED. Similarly, a fully certified institution generally is not required to obtain advance approval for a new program that both prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum-length requirements. However, as a condition of certification to participate in Title IV programs, ED could require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution was required to obtain ED’s approval for the addition of a new program, failed to do so, and erroneously determined that the new educational program was eligible for Title IV program funds, the institution could be liable for repayment of Title IV program funds received by the institution or students in connection with that program.

The Program Integrity Regulations, along with related regulations proposed on September 27, 2011, would have established a new process under which an institution was required to apply for approval to offer a new program that prepares students for “gainful employment in a recognized occupation” in order for the program to be eligible for Title IV program funds. As described more fully above in “Federal Support and Regulation of Postsecondary Education - Department of Education - Regulation of Title IV Financial Aid Programs - Gainful Employment,” that process was challenged in litigation, and on June 30, 2012, the U.S. District Court for the District of Columbia struck down the new-program approval process and other aspects of the gainful employment rules. As a result, ED has advised schools to follow the rules applicable to new programs that immediately preceded the gainful employment rules. ED may still, as a condition of certification to participate in Title IV programs, require prior approval of programs or otherwise restrict the number of programs an institution may add.

Change in Ownership Resulting in a Change of Control.

Accrediting agencies.

Many accrediting agencies require institutions of higher education to report or obtain approval for certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies.

HLC, the accrediting agency for APUS, requires HLC-accredited institutions to inform HLC in advance of any substantive change. Examples of substantive changes requiring advance notice to HLC include changes in the legal status, ownership, or form of control of the institution, such as the sale of a for-profit institution. HLC must approve a substantive change in advance in order to include the change in the institution’s accreditation status. HLC also requires an on-site evaluation within six months to confirm the appropriateness of the approval.

Pursuant to policies adopted in 2009 and 2010, HLC oversight extends to defined changes that occur in an institution’s parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock could trigger additional reviews of the institution and possible change from accredited status to candidate status, which enhances the risks associated with these types of actions. In particular, a change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs.

ACICS, the accrediting agency for HCON, requires ACICS-accredited institutions to inform ACICS in advance of any substantive change. Examples of substantive changes requiring advance notice to ACICS include changes in the legal status, form of control, or ownership of the institution. An institution must notify ACICS of a change of ownership at least 15 days before consummating the proposed change, and ACICS must act to reinstate the institution’s accreditation status after the change of ownership. ACICS also requires an on-site evaluation within six months to confirm the appropriateness of the approval. HCON timely notified ACICS of the November 1, 2013 change of ownership, and on December 20, 2013, ACICS granted to HCON a reinstatement of accreditation through December 31, 2016, effective from the date of the change. An on-site quality assurance visit must be completed by May 31, 2014.

State regulatory agencies.

Many states require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among state regulatory agencies. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definitions of a state agency that regulates us may require us to obtain approval of the change in ownership and control in order to maintain our state approval. Under certain circumstances, WVHEPC and the State Council of Higher Education for Virginia may require us to seek approval of changes in ownership and control in order to maintain APUS’s state authorization or licensure. We were required to seek, and we obtained, approval from the Ohio State Board of Career Colleges and Schools and the Ohio Board of Regents for the change in ownership and control of HCON.

U.S. Department of Education.

The HEA provides that an institution that undergoes a change in ownership resulting in a change in control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility. ED regulations provide that a change of control of a publicly traded company occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (ii) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock could be determined by ED to be a change in ownership and control under this standard.

Upon a change in ownership and control, an institution is ineligible to receive Title IV program funds during the period prior to recertification. The HEA provides that ED may temporarily provisionally certify an institution seeking approval of a change in ownership and control based on preliminary review of a materially complete application received within 10 business days after the transaction. ED may continue that temporary provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If ED determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. ED regulations describe some transactions that constitute a change in ownership and control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation.

When a change in ownership and control occurs, ED applies certain financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. In addition, when a change in ownership and control occurs and there is a new owner, the institution must submit to ED audited financial statements of the institution’s new owner’s two most recently completed fiscal years that are prepared and audited in accordance with ED requirements. ED may determine whether the financial statements meet financial responsibility standards with respect to the composite score formula. If the institution does not satisfy these requirements, ED may condition its approval of the change of ownership on the institution’s agreement to letters of credit, provisional certification, and additional monitoring requirements. The composite score formula and related ED conditions are described more fully above in “Federal Support and Regulation of Postsecondary Education - Department of Education - Regulation of Title IV Financial Aid Programs - Financial Responsibility”. If the new owner does not have the required audited financial statements, ED may impose certain restrictions on the institution, including with respect to adding locations and programs.

On November 1, 2013, as a result of our purchase of all of the outstanding stock in National Education Seminars, Inc., HCON was deemed to have undergone a change of ownership and control requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As required under ED regulations, we timely submitted a change in ownership application and required documentation. ED has granted HCON temporary provisional certification until ED makes a determination on the application for approval of the change in ownership and control. Until that determination, HCON operates under a Temporary Provisional Program Participation Agreement, or TPPPA, which initially expired on December 31, 2013. If an institution provides requested documentation prior to the expiration of the TPPPA, ED may continue the institution’s provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. HCON timely submitted the necessary documentation prior to the expiration of the TPPPA. If ED determines to approve the application after a change in ownership and control, it will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of provisional certification.

Other agencies.

Pursuant to federal law providing benefits for veterans and reservists, APUS is approved for education of veterans and members of the selective reserve and their dependents by the state approving agencies in West Virginia and Virginia. HCON’s Westerville, Fairborn, and West Chester campuses are approved by the state approving agency in Ohio. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control. The state approving agency in Ohio approved the November 1, 2013 change of ownership of HCON.

A change of control could occur as a result of future transactions in which we are involved, such as corporate reorganizations or changes in the board of directors. Moreover, as a publicly traded company, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares.

Recent Legislative and Regulatory Matters

Legislative Activity

Sequestration and Budgetary Matters

On August 2, 2011, Congress passed the Budget Control Act of 2011, which put into place a series of automatic federal budget cuts, known as sequestration. The budget cuts, or sequestration, impact certain federal student aid programs. The Pell Grant program was specifically exempted from the effects of sequestration in fiscal year 2013 and the Consolidated Appropriations Act of 2014 increased the maximum award to $5,730 in the 2014-2015 award year, but the Pell Grant program  could be subject to cuts in the future. The Consolidated Appropriations Act of 2014 also increased funding for the Federal Work-Study Program and the Supplemental Educational Opportunity Grant Program, though funding for each program remains at pre-sequestration levels. While sequestration does not otherwise change the amount or terms or conditions of Direct Loan Program loans, including Stafford Loans and PLUS Loans, it raises the loan fee paid by borrowers for Direct Loan Program loans disbursed after March 1, 2013. Cuts to ED’s administrative budget could lead to delays in student eligibility determinations and delays in origination and processing of federal student loans.

After sequestration took effect in March 2013, the Army, Air Force, Coast Guard, and Marine Corps announced the suspension of their tuition assistance programs. Congress subsequently approved legislation requiring DoD to restore its tuition assistance programs. In October 2013, the DoD tuition assistance programs were again temporarily suspended as a result of the U.S. government partial shutdown. Each branch of the military restored its tuition assistance program through fiscal year 2013. As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistances programs that took effect in federal fiscal year 2014. For example, the Air Force is no longer authorizing tuition assistance for associate’s degrees if the service member already has an associate’s degree from the Community College of the Air Force, the Army has provided that service members are only eligible for tuition assistance after they complete their first year in the Army after graduation from Advanced Individual Training, the Army has reduced the total benefit per service member per year from $4,500 to $4,000, and the Coast Guard has reduced the benefit payable to 75% of tuition costs, not to exceed $187.50 per credit hour.

Congressional Hearings

The Senate Committee on Health, Education, Labor and Pensions, or HELP Committee, held a hearing on college affordability on April 16, 2013. The hearing, “The Challenge of College Affordability: The Student Lens,” featured testimony addressing the cost of higher education. In September 2013, the Senate HELP Committee launched a series of twelve planned hearings designed to inform the Committee about issues relevant to reauthorization of the HEA. At the first hearing, held September 19, 2013, the Committee examined models for shared responsibility among the organizations that regulate higher education. At the second hearing, on December 12, 2013, the Committee focused on the role of accreditation in quality assurance.

The House Committee on Education and the Workforce and the Subcommittee on Higher Education and Workforce Training have held a series of hearings designed to gather information on higher education-related issues relevant to HEA reauthorization. The Subcommittee on Higher Education and Workforce Training held a hearing on college affordability on April 16, 2013. Additional hearings of the full Committee have addressed topics including “Discussing Program Quality through Accreditation” (June 13, 2013), and “Improving Higher Education through Innovation” (July 9, 2013). On September 11, 2013, the Subcommittee on Higher Education and Workforce Training held a hearing entitled “Supporting Higher Education Opportunities for America’s Servicemembers and Veterans” to learn about institutional efforts to support the educational needs of service members and veterans and explore potential amendments to the Post-9/11 GI Bill. On December 3, 2013, the Subcommittee on Higher Education and Workforce Training held a hearing on “Strengthening Pell Grants for Future Generations,” which explored proposals for revising the Pell Grant Program to better support low-income students. A subsequent hearing on January 28, 2014, entitled “Sharing Best Practices for Serving Low-Income and First Generation Students,” highlighted ways colleges and universities are working to expand access for low-income students.

Regulatory Activity

Pending Rulemakings

In April 2013 ED announced its intention, over the next several years, to conduct rulemakings related to the federal student aid programs. At this time, ED has formed three negotiated rulemaking committees to address various issues.

First, ED convened a negotiated rulemaking committee to address the appropriateness of adopting standards for measuring whether certain programs (generally all programs offered at proprietary institutions such as ours) prepare student for “gainful employment” in a recognized occupation. The gainful employment negotiating rulemaking sessions were held September 9-11, November 18-20, and December 13, 2013. Although it is not yet known what metrics ED may introduce, prior to the third committee meeting in December 2013, ED released draft regulations on gainful employment. The draft regulations provide for three metrics: an annual debt-to-earnings rate, a discretionary debt-to-earnings rate, and a program cohort default rate. A program would pass:

•	If the program’s cohort default rate is less than 30% for the most recent fiscal year; and
•
If the program’s graduates have an annual debt-to-earnings rate less than or equal to 8%, or a discretionary debt-to-earnings rate less than or equal to 20% in the third and fourth year after graduation.

In addition, a program that does not pass either of the debt-to-earnings metrics and that has an annual debt-to-earnings ratio between 8% and 12% or a discretionary debt-to-earnings ratio between 20% and 30% would be considered to be in a warning “zone.” As proposed, a program would become ineligible for Title IV funding if it fails both debt-to-earnings metrics twice in three years or if it fails the cohort default rate metric for three consecutive years. A program may also become ineligible if its debt-to-earnings ratios do not improve after being designated as in a warning “zone.” The negotiated rulemaking committee failed to reach consensus, so ED is not bound to proceed with any proposals discussed during the negotiated rulemaking process.

Second, ED has convened a negotiated rulemaking committee to address implementation of the changes made by the Violence Against Women Reauthorization Act of 2013 to the campus safety and security reporting requirements in the HEA. The Violence Against Women Act negotiated rulemaking committee met January 13-14, 2014 and is scheduled to meet February 24-25 and March 31-April 1, 2014.

Third, on November 20, 2013, ED announced the establishment of a negotiated rulemaking committee on Program Integrity and Improvement. The program integrity and improvement committee met on February 19-21, 2014 and is scheduled to meet on March 26-28 and April 23-25, 2014. According to ED, topics likely to be addressed by the Program Integrity and Improvement negotiated rulemaking committee include: cash management; state authorization for programs offered through distance education; state authorization for foreign locations; clock-to-credit hour conversion; the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program, and the application of the repeat coursework provisions to graduate and undergraduate programs.

We cannot predict the form of any final rules that may be promulgated as a result of any of these rulemaking processes.

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

The growth that we have experienced in the past, as well as any future growth that we may experience, could place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We do not have experience scheduling courses and administering programs for more students than our current enrollment, and if growth negatively impacts our ability to do so, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. We also have limited experience adding to our courses, programs and operations through acquisitions. Prior to the acquisition of Hondros College, Nursing Programs, or HCON, we had no experience operating physical campuses where students attend class and otherwise participate in educational activities, and we have no experience opening new campus locations. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act of 1965, or HEA, as administered by the U.S. Department of Education, or ED, including as a result of our participation in student financial aid programs authorized under Title IV of the HEA, or Title IV programs. We have described some of the most significant regulatory risks that apply to us, including those related to Title IV programs, under the heading “Risks Related to the Regulation of our Industry” below. If we are unable to manage our growth or successfully carry out and integrate acquisitions, including the HCON integration, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

We have continued to experience increases in our administrative and infrastructure expenses, our exposure to bad debt and unpredictability in our enrollment.

Since American Public University System, or APUS, began participating in Title IV programs, a significant portion of our growth has been attributable to students using funds from those programs.  As a result, we have experienced a change in the composition of our student body, which has resulted, and will continue to result, in a need to provide a greater level of services to our students.  The HCON acquisition has further changed the composition of our student body, adding additional students using Title IV program funds, as well as students who attend classes at physical campuses. Our costs and expenses have increased due in part to increased general and administrative expenses related to these changes and primarily attributable to an increase in expenditures for financial aid processing, expenditures for technology required to support the increase in non-military students at APUS and increased bad debt primarily associated with non-military students at APUS.  In order to support the number of APUS students we now have and plan for the future and to provide the technology experience and access across a variety of platforms that we believe students will come to expect, we anticipate that we will continue to make significant investments in our technology infrastructure and financial aid processing capabilities.

The change in the composition of our student body has also made it harder for us to make long-range forecasts about student enrollments.  We have had more difficulty forecasting the number of students who will enroll and have noticed a decrease in the predictability of the rate at which we convert leads into enrolled students, which we attribute, in part, to the growth in non-military students, and particularly the growth in non-military students from outside of public safety communities.  If we are unable to manage changes in the composition of our student body and control the growth of related expenditures, we may experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

Future growth or increased technology demands will require continued investment of capital, time and resources to develop and update our technology, and if we are unable to increase the capacity of our resources appropriately, our ability to handle growth, our ability to attract or retain students and our financial condition and results of operations could be adversely affected.

 Our rate of growth and expectations for the future require us to increase the capacity and capabilities of our technology infrastructure. Increasing the capacity and capabilities of our technology infrastructure will require us to invest capital, time and resources, which we expect from time to time will lead to increased spending on technology infrastructure, not all of which can be capitalized.  There is no assurance that, even with sufficient investment, our systems will be scalable to accommodate future growth. We will also need to invest capital, time and resources to update our technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from mobile platforms, and we will have to make similar investments to integrate the technology systems of HCON and any other business we may acquire in the future. If we are unable to increase the capacity of our resources or update our resources appropriately, our ability to handle growth, our ability to attract or retain students, and our financial condition and results of operations could be adversely affected. Similarly, even if we are able to increase the capacity of our resources and update our resources appropriately, our financial condition and results of operations could be adversely affected by an increased level of spending.

The ability of active duty service members to enroll in our courses can be impacted by factors that we do not anticipate, which can impact our registrations and make it more difficult for us to accurately forecast expected enrollment.

Due to the variability of military activity and other factors over which we have no control, at times it may be difficult to predict military enrollments.  For example, beginning with registrations for the third quarter of 2010, growth of our net course registrations from active duty service members slowed more than we expected.  While we do not know all of the factors that caused this to occur, we believe that the changes we saw in net course registrations from students who are active service members in the United States Armed Forces were in part due to increased operations activity and overseas deployments across all branches of the military, particularly the level of activity in the United States Marine Corps.  We believe that increased demands on many active duty service members, combined with limited internet access associated with some deployments, impacted the ability of certain active duty military students to pursue higher education in 2010. If these or other factors occur in the future it could make it more difficult to predict enrollments. Any decline in the enrollments, or decline in the growth of enrollments, from active duty military students could have an adverse impact on our total net course registrations and revenues.

Tuition assistance programs offered to service members of the United States Armed Forces constituted 34% of our adjusted net course registrations for 2013, and our revenues and number of students would decrease if we are no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced, eliminated, or temporarily suspended.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense, or DoD tuition assistance programs. Service members may use DoD tuition assistance programs to pursue postsecondary education at institutions that are accredited by accrediting agencies recognized by the U.S. Secretary of Education and that satisfy other requirements, including execution of, and compliance with, a Memorandum of Understanding that specifies terms and conditions of participation in DoD tuition assistance programs.  A significant portion of our students rely on DoD tuition assistance programs to pay for their education at APUS.  These  programs constituted 34% of our adjusted net course registrations for 2013.  At this time, HCON does not participate in DoD tuition assistance programs.

Even temporary suspensions of DoD tuition assistance programs adversely affect our operations.  In March 2013, in response to automatic, across-the-board reductions in federal spending (also known as “sequestration”), each of the military services suspended new enrollments in DoD tuition assistance programs.  As a result of Congressional action, each of the services reinstated enrollments in DoD tuition assistance programs in April 2013. However, our results of operations in the second quarter of 2013 were negatively impacted by these actions, resulting in what we believe were fewer enrollments from service members than otherwise would have been expected.  In October 2013, DoD tuition assistance programs were temporarily suspended as a result of the U.S. government partial shutdown. On October 1, 2013, prior to the government shutdown, APUS course registrations for October 2013 were approximately 41,200. As of October 14, 2013, however, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012.  We believe that many of these dropped registrations resulted from the suspension of DoD tuition assistance programs. After the government shutdown ended, DoD resumed its tuition assistance programs; however we do not believe that the registrations for subsequent months served to replace, or make up, all of the registrations that were dropped. Although the U.S. Congress has passed legislation to extend government funding through September 30, 2014, if funding is not extended beyond that date, another government shutdown could occur, resulting in another suspension of DoD tuition assistance programs. Any future government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations.

While DoD tuition assistance programs were reinstated and the government shutdown ended, budgetary pressures remain, and we do not know the full scale of future actions that may be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits (or both) available under those programs or enacting new restrictions on participation in those programs.  If funds available under DoD tuition assistance programs are reduced or eliminated, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended, or the Post-9/11 GI Bill, through the “Top-Up” program. The “Top-Up” program allows active-duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of DoD tuition assistance that is paid by the military for the course. However, we do not know whether in the long-term service members would be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources would lead to service members deciding not to enroll or enrolling at a slower rate.

Other administrative changes to DoD programs could also have negative effects on our enrollments.  For example, in March 2013, DoD issued an instruction restricting the ability of service members in certain overseas duty locations outside the continental United States, or overseas locations, to receive DoD tuition assistance for courses offered by institutions of higher education that are not parties to contracts with the DoD to provide DoD voluntary education programs at those locations. Because we do not have contract with the DoD to provide instruction at overseas locations, service members who begin a postsecondary education program after arrival in an applicable overseas duty location may not use DoD tuition assistance programs to pay for their education in our programs until after they have successfully completed a course with an institution that has a contract to provide voluntary education programs at that overseas location. Service members who were already enrolled in one of our programs before arriving at an overseas duty location may continue to receive DoD tuition assistance for the in-progress program, but they will be encouraged to enroll in courses provided by institutions that have entered into contracts with the DoD to provide programs at the applicable overseas duty location.

We are not able to estimate the effect of future expected changes to DoD tuition assistance programs or whether the services would impose other criteria in addition to the level of reimbursement that would impact enrollments from service members.   For fiscal 2014 we currently expect some changes to the programs, including that the Air Force is no longer authorizing tuition assistance for associate’s degrees if the service member already has an associate’s degree from the Community College of the Air Force, the Army has provided that service members are only eligible for tuition assistance after they complete their first year in the Army after graduation from Advanced Individual Training, the Army has reduced the total benefit per service member per year from $4,500 to $4,000, and the Coast Guard has reduced the benefit payable to 75% of tuition costs, not to exceed $187.50 per credit hour.

We are also not able to estimate the response that our competitors would take to reduced DoD tuition assistance payments or the willingness of service members to use their Top-Up option or other VA education benefits.  In this regard, our competitors, particularly those with larger student populations or a smaller concentration of students from the military, may be better situated to lower the cost of tuition to service members. If we are no longer able to receive funds from DoD tuition assistance programs or those programs are reduced, eliminated, or temporarily suspended our enrollments and revenues could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

We rely on third party vendors whose service and responsiveness may be less than ours and whose compliance practices may increase our operational and compliance risk.

We rely on third party vendors to provide certain services to us and our students. While we monitor and assess the service of these vendors, it is possible the quality of their service and the timeliness of their responses may be less than the service and responsiveness that we would provide ourselves. These vendors may lack adequate business continuity planning. Using third party vendors increases compliance risk if they do not adequately protect personal information regarding our students and their families, or if they do not comply with applicable federal or state regulations applicable to our business. In the event of any of those or related actions or omissions by third party vendors, our financial condition and results of operations could be adversely affected.

We have encountered ongoing problems related to the software and services of a third-party vendor that we use to assist with our financial aid processing, which could result in adverse regulatory actions and reputational problems and negatively affect our operating results.

In the beginning of the third quarter, APUS transitioned from using the services of a third party to assist us with the administration and management of APUS’s participation in Title IV programs to utilizing an internal solution that relies, in part, on software and services provided by a third-party vendor. We experienced unexpected delays in financial aid processing as a result of various software and programming errors and limitations, resulting in ED rejecting certain student records, an inability to disburse Title IV program funds to some students and other related matters. While we had anticipated that in connection with the transition there would be a delay in processing financial aid that was anticipated to last a short period of time, the delays were longer than expected and there were greater errors than expected. In addition, when the decision was made to move financial aid processing in-house using software supplied by a third party vendor, we anticipated being able to automate certain manual processes.  Errors in the software, as well as lack of experience with the software by many of our financial aid staff, required manual work outside the system, increasing the time to process financial aid.

We are working with the vendor to identify the causes of the continuing delays, errors and problems. Many have been resolved, but some remain, and we will still have manual work outside the automated system to process our financial aid applicants until the software can be enhanced and we do not have an estimate as to when that will happen. We have described some of the relevant regulatory risks of this situation under the heading “Risks Related to the Regulation of our Industry” below. In addition to regulatory problems, these challenges with the processing of financial aid have led to, and could lead to further, reputational problems and adverse effects on our operating results, including as a result of reduced course enrollments and increased costs associated with our efforts to resolve the situation.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

On November 1, 2013, we completed our acquisition of National Education Seminars, Inc., operating as Hondros College, Nursing Programs, or HCON. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including:

•	difficulties in consolidating operations and in integrating information technology and other systems, as well as the inability to maintain uniform standards, controls, policies and procedures;
•	distraction of management’s attention from normal business operations during the integration process;
•
inability to obtain, or delay in obtaining, approval of the acquisition from the necessary regulatory agencies, or the imposition of operating restrictions or a letter of credit requirement on us or on the acquired school;

•	expenses associated with the integration efforts; and
•	unidentified issues not discovered in our due diligence process, including legal contingencies.

Any inability to integrate completed acquisitions in an efficient and timely manner, including the HCON acquisition, could have an adverse impact on our results of operations. In addition, our acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards, as in the HCON acquisition. For such an acquisition, we may need approval from ED, applicable state agencies and accrediting agencies, and possibly other regulatory bodies. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are not successful in completing acquisitions, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could require use of substantial portions of our available cash, as in the HCON acquisition, or dilutive issuances of securities.

Strong competition in the postsecondary education market generally could decrease our market share and increase our cost of acquiring students.

Within the postsecondary education market, we compete primarily with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public institutions receive substantial government subsidies, and public and private, not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources that are superior to those of our institutions and other for-profit schools. Some of our competitors also have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. These institutions are increasingly differentiating themselves in the way that they deliver online course offerings, and we believe that in the future students seeking online instruction will be attracted to an institution in part because of the technology used by the institution to deliver instruction and other elements of the student experience. To compete for these students will require continued innovations and our people and technology platforms may not be capable of delivering competitive solutions that are desirable to students.  In recent years, these institutions and others have also started providing non-traditional, credit-bearing and non-credit-bearing education programs, including massively open online courses, or MOOCs, without charge or at low costs. We have also observed an increase in institutions offering competency-based programs, which permit students to learn at their own pace and progress in a program by demonstrating that they have achieved certain skills or knowledge rather than by earning credit hours, and in 2013, ED issued guidance addressing access to Title IV programs for students in these programs.  We believe that we will continue to face new competition from such programs. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business or results of operations. These competitive factors could cause our enrollments, revenues and profitability to decrease significantly.

Within the postsecondary education market generally, we anticipate increased competition. The total postsecondary student population has recently declined, with the share of students attending for-profit schools having been disproportionately affected. According to the National Student Clearinghouse, enrollment in Title IV postsecondary degree-granting institutions in spring 2013 decreased 2.3%, compared to spring 2012, with the largest decrease of 8.7% taking place among four-year for-profit schools. Longer term projections suggest that previous growth in enrollment in degree-granting, postsecondary institutions is slowing. According to a January 2013 report from ED, such enrollment was projected to grow 15% over the 10-year period ending in fall of 2021 compared to 32% growth over the10-year period that ended in fall of 2011. The same report indicates that the number of high school graduates is projected to grow less than 1% over the 10-year period ending in fall of 2021 compared to 17% growth over the 10-year period that ended in the fall of 2011. The combination of reduced growth or declines in the postsecondary student population and increased capacity in the postsecondary education market will further intensify competition.

We also anticipate increased competition within the military market, which continues to be the primary market for APUS. Although we have focused on serving the military community since our founding as a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, we believe that APUS will continue to see expanded competition in the military community from for-profit schools as those schools seek to attract students eligible for DoD tuition assistance programs, VA education benefits, or both, to comply with a regulatory requirement of ED known as the 90/10 Rule. This regulatory requirement is described more fully above in “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Department of Education - Regulation of Title IV Financial Aid Programs - The “90/10 Rule.” Public and private, not-for-profit institutions are also providing increased competition, including commitments to participate in the VA Yellow Ribbon Program, through which such institutions agree to make additional financial aid funds available to veterans receiving Post-9/11 GI Bill benefits.

If we are unable to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner, our future growth may be impaired.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations, or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs or modifying existing programs requires us to make investments in management and capital expenditures, incur marketing expenses, and reallocate other resources. We may have limited experience providing courses in new fields of study and may need to modify our systems and strategy or enter into arrangements with other institutions to provide new programs effectively and profitably. If we are unable to increase the number of students enrolling in new academic programs, offer programs in a cost-effective manner, or otherwise manage effectively the operations of those programs, our results of operations and financial condition could be adversely affected.

We have no experience operating physical campuses where students attend class and otherwise participate in educational activities. Having students physically present on such campuses may result in threats to student safety and other issues with which we have no experience.

Prior to the HCON acquisition, we were a provider of exclusively online postsecondary education. As a result of the HCON acquisition, we now manage and monitor on-the-ground operations associated at four physical campuses where HCON students attend classes and receive instruction. The presence of students on physical campuses requires us to consider and respond to issues related to student safety, security, and violence. We have no experience with these or other issues that may arise in connection with on-the-ground operations on physical campuses. Failure to prevent, or adequately respond to, threats to student and employee safety or other problems could harm our reputation, causing enrollment and revenues to decline.

In connection with our operation of physical campuses, we face new regulatory requirements with which we have no experience. We must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act made by the Violence Against Women Reauthorization Act of 2013, or VAWA. ED has convened a negotiated rulemaking committee to address implementation of the changes made by VAWA to the campus safety and security reporting requirements in the HEA. The VAWA  negotiated rulemaking committee met January 13-14, 2014 and is scheduled to meet February 24-25 and March 31-April 1, 2014. Failure to comply with Clery Act requirements or regulations promulgated by ED following the negotiated rulemaking process could result in action by ED to fine us or to limit or suspend our participation in Title IV programs.

If we are unable to pursue successfully HCON program initiatives and expansions, including opening new HCON campuses and increasing online education, our future growth may be impaired.

The success of the HCON acquisition will depend on our ability to maintain and increase student enrollments in HCON’s programs and to grow HCON’s on-campus and online program offerings. As part of our strategy, we intend to open new campuses for HCON. Such actions require us to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations may require significant financial investments and human resource capabilities. If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals, attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be adversely affected.

Outside Ohio, other states’ regulatory bodies may have regulations that apply to HCON programs. For example, a number of states may require that we obtain additional authorizations for HCON students enrolled in the online registered nurse to bachelor of science in nursing completion program to participate in practicum courses in those states, even where HCON has no other physical presence in the state. These types of provisions may make it more difficult to offer online education programs in those states. The inability to efficiently or successfully expand existing programs and pursue new program initiatives would harm our ability to grow the business and could expose us to adverse actions by state regulators.

We have limited experience in making investments in other entities, and any such investments may not result in strategic benefits for us or could expose us to other risks.

To assist us in achieving elements of our growth strategy or to further develop our business capabilities, from time to time we will consider and may pursue strategic investments and acquisitions.  These transactions could include, among other things, investments in, partnerships or joint ventures with, or the acquisition of other schools, service providers or education technology related companies, among other types of entities.  Investing in another entity requires expertise in evaluating another entity’s business and identifying strategic benefits of a potential investment in such entity, among other expertise.  These types of investments involve significant challenges and risks, including that the investment does not advance our business strategy, that it has an adverse effect on our results of operations, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management’s attention is diverted from our core business. These events could harm our operating results or financial condition.  Any investments in other entities may also subject us to the operating and financial risks of such entities, and we rely on the internal controls and financial reporting controls of such entities.

Since 2012, we have made minority investments in entities in which we do not have sole control, which present risks in addition to those that apply to other investments or acquisitions. These investments include our $6.8 equity investment and a $6.0 million debt investment in a holding company that acquired and now operates New Horizons Worldwide, Inc., or New Horizons, and our $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education. Although we have the right to representation on the board of directors of the holding company of New Horizons and the board of directors of Fidelis Education, we do not have the ability to control the policies, management or affairs of these entities, and generally we would not have that ability in any minority investment in an entity. The interests of persons who control the entities in which we have and may invest may differ from our interests, and they may cause such entities to take actions that are not in our best interest, and we may become involved in disputes with such persons.  Our inability to control entities in which we make minority investments could negatively affect our ability to realize the strategic benefits of those investments.

We have made minority investments to realize strategic benefits for our business, rather than to generate income or capital gains from these investments, and we anticipate that we would make future minority investments for similar purposes. We cannot assure that we will realize any strategic benefits from these investments in the near-term or at all. To the extent that the strategic benefits of any investment are not timely realized, or the investment otherwise underperforms, we may wish to dispose of the investment. Because our interests in entities in which we have made minority investments, such as New Horizons and Fidelis Education, are highly illiquid and not traded in any public market, we may not be able to timely dispose of these interests or at all.  Our inability to dispose of our interest in such an entity could negatively affect our operating results.

If we do not have adequate continued personal referrals and marketing and advertising programs that are effective in developing awareness among, attracting and retaining new students, our financial performance in the future would suffer.

Building awareness of our institutions and the programs we offer among potential students is critical to our ability to attract new students. In order to maintain and increase our revenues and profits, we must continue to attract new students in a cost-effective manner and these students must remain active in our programs.  In addition, because we experience declines in our student population as a result of graduation, transfers to other academic institutions, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those that have left.  Our marketing strategy for APUS has traditionally focused on building long-term, mutually beneficial relationships with organizations and individuals in the military and public safety communities. In recent years we have supplemented our relationship-based marketing with multi-faceted interactive marketing campaigns to create a greater brand awareness, particularly of our APU brand outside the military and public safety communities, and to increase inquiries from potential students. Similarly, HCON’s marketing strategy has focused on building long-term relationships with businesses, organizations and individuals in the healthcare community. We believe this strategy will continue to generate a significant number of personal referrals. In addition, HCON utilizes traditional media as well as internet-focused marketing channels, including organic search, local display advertising and pay-per-click.

Some of the factors that could prevent us from successfully advertising and marketing our programs and from successfully enrolling and retaining students in our programs include:

•	the emergence of more, and more successful, competitors;

•	factors related to our marketing, including the costs of internet advertising and multi-faceted interactive marketing campaigns;

•	limits on our ability to attract and retain effective employees because of the incentive payment rule, as described more fully below in “Risks Related to the Regulation of our Industry”;

•	performance problems with our online systems;

•	our institutions’ failure to maintain accreditation, state authorization, eligibility for Title IV programs, or other approvals;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	regulatory investigations or litigation that may damage our reputation;

•	student dissatisfaction with our institutions’ services and programs;

•	failure to develop a message or image for APUS that resonates well with civilian students;

•	a dilution of our brand as a result of the HCON acquisition or other expansion;

•	adverse publicity regarding us, our competitors, or online or for-profit education generally;

•	adverse developments in our relationships with military officers and other leaders in the military community;

•	inability to integrate the HCON acquisition in an efficient and timely manner;

•	a decline in the acceptance of online education generally; and

•	a decrease in the perceived or actual economic benefits that students derive from our programs or programs provided by for-profit schools generally.

To continue to grow and diversify the student body of APUS, we will need to identify marketing channels that support that growth and diversification while also attracting students who perform well at APUS upon enrollment. However, because  our tuition is generally lower than most of our competitors, we have fewer dollars available to spend on marketing and advertising than they do.  Accordingly, we may find it increasingly difficult to continue to compete and grow and diversify our enrollments at APUS. If we are unable to continue to develop awareness of our institutions and the programs we offer, and to enroll and retain students in military and non-military markets, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

The success of the HCON acquisition depends, in part, on our ability to maintain and increase student enrollments in HCON’s programs. Although HCON’s marketing personnel joined us in connection with the acquisition, prior to the acquisition, we had no experience with attracting new students to and retaining students in educational programs offered primarily on physical campuses. If we are unable to retain HCON’s marketing personnel and to develop our expertise in marketing such programs, we may not be able to successfully execute our long-term strategic plan to diversity our business and expand our programs, which would negatively affect our operating results.

System disruptions and security breaches to our online computer networks or to our online classroom infrastructure could negatively impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classrooms, which is particularly relevant to APUS, damaging our ability to generate revenue. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities, and telecommunications failures.

Our systems at APUS, particularly those proprietary information systems and processes that we refer to as Partnership At a Distance™, or PAD, have been predominantly developed in-house, with limited support from outside vendors. To the extent that we have utilized third-party vendors to provide certain software products for our systems, we have generally needed to integrate those products into, and ensure that they function with PAD.  We are continuously working on upgrades to PAD, and our employees continue to devote substantial time to its development and to the integration of third-party products into, and the functionality of those products with PAD. To the extent that we face problems with PAD, we may not have the capacity to address the problems with our internal capability, and we may not be able to identify outside contractors with expertise relevant to our custom system.

Any failure of our online classroom systems could also prevent students from accessing their courses. Any interruption to our technology infrastructure could have a material adverse effect on our ability to attract and retain students and could require us to incur additional expenses to correct or mitigate the interruption.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or personal information about our students, or could cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. We engage multiple security assessment providers on a periodic basis to review and assess our security. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure. However, we cannot assure you that these security assessments and audits will protect our computer networks against the threat of security breaches.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our institutions collect, use, and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot guarantee that a breach, loss or theft of personal information will not occur. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us or lawsuits brought against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys general and private litigants, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The loss of any key member of our management team may impair our ability to operate effectively and may harm our business.

Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more members of our management team could harm our business. While we have employment agreements with each of our Executive Vice Presidents and our President and Chief Executive Officer, Dr. Boston, we do not have employment agreements with any of our other executives or key personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us.

If we are unable to attract and retain management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed.

To execute our growth strategy, we must attract and retain highly qualified management, faculty, administrators, and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas, or executives with relevant industry expertise.  Our growth places constant demands on us to find qualified individuals across all levels of our institution, and we believe that we need to continue to expand and strengthen our management team to support our operations.  If we fail to attract new management, faculty, administrators, or skilled personnel or fail to retain and motivate our existing management, faculty, administrators, and skilled personnel, our business and growth prospects could be severely harmed. ED’s incentive payment rule may also affect the manner in which we attract, retain, and motivate new and existing employees, as described more fully below in “Risks Related to the Regulation of our Industry.”

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, we may lose our ability to participate in Title IV programs or Department of Defense tuition assistance programs or have our participation in these programs conditioned or limited.

Institutions offering online education, including us, have experienced fraudulent activity related to Title IV program funds. Grants and loans to students under Title IV programs are primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending an institution and the amount a student can be expected to contribute to that cost. In order to account for living expenses and other costs that our students may reasonably incur in the context of pursuing a degree or certificate, the cost of attending each of our institutions is an amount that exceeds the cost of its tuition.  While some students elect to receive grants and loans that cover only the cost of tuition, others elect to receive amounts up to the full cost of attendance.  When one of our institutions receives Title IV program funds on a student’s behalf, it credits those funds to the student’s account.  If a student has elected to receive funds in excess of the cost of tuition and fees, a credit balance occurs, and the institution must pay that credit balance to the student unless the student has authorized the institution to hold the credit balance or take other permissible action with respect to the credit balance. The availability of Title IV program funds, including any credit balance payment, is an important part of enabling some students to pursue a degree or certificate.  However, some individuals seek to take advantage of Title IV programs by enrolling for the purpose of obtaining funds they may receive directly through a credit balance payment.  On September 26, 2011, ED’s Inspector General released a report about an increasing number of cases involving large, loosely affiliated groups of individuals, so-called “fraud rings”, who conspire to defraud Title IV programs through enrollment in distance education programs. These fraud rings take advantage of the availability of credit balance payments under Title IV.

We have been the target of fraudulent activity related to Title IV program funds, as well as other fraudulent activities, and as we continue to grow we may be susceptible to an increased risk of such activities. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds at APUS, including as a result of identity theft, may be heightened due to its being an exclusively online education provider and its relatively low tuition. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid.  We cannot be certain that our systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes or that we will be able to expand such systems and processes at a pace consistent with our growth.

ED requires institutions that participate in Title IV programs to refer to the ED Office of the Inspector General, or OIG, credible information about fraud or other illegal conduct involving Title IV programs, and in the past we have referred to the OIG information with respect to potential fraud by applicants. If the systems and processes that we have established to detect and prevent fraud are inadequate, ED may find that we do not satisfy its “administrative capability” requirements. If we fail to satisfy the “administrative capability” requirements, ED may require the repayment of federal student financial aid funds, transfer us from the “advance” system of payment of Title IV program funds to cash monitoring status or to the “reimbursement” system of payment, place us on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate our participation in Title IV programs, which would limit our potential for growth outside the military sector and adversely affect our enrollment, revenues, and results of operations.  In addition, our ability to participate in Title IV programs and DoD tuition assistance programs is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. The significance of our accreditation is described more fully above in “Regulation of Our Business - Accreditation.” Any significant failure to detect adequately fraudulent activity related to student enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under the Higher Education Opportunity Act, or HEOA, accrediting agencies that evaluate institutions offering online programs like ours must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation of one or more of our institutions, which could result in a loss of eligibility to participate in Title IV programs, DoD tuition assistance programs, or both.

Our limited ability to obtain exclusive proprietary rights and protect our intellectual property, as well as disputes we may encounter from time to time with third parties regarding our use of their intellectual property, could harm our operations and prospects.

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of patents, copyrights, trademarks, service marks, domain names, agreements, and other registrations. We have secured rights to trademarks for various names and terms used in our business, own rights to more than 200 internet domain names pertaining to APUS, AMU, APU, HCON and other unique descriptors, have been issued a patent for PAD, and are pursuing patents on several innovations that we believe enhance and support student’s academic achievement and streamline university operations. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third party content experts.

We cannot assure you that these measures, or any measures that we take, will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, third parties may attempt to develop competing programs or copy aspects of our curriculum, online resource material, quality management, and other proprietary content. Any such attempt, if successful, could adversely affect our business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our competitors of competing courses and programs.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party.  In July 2006, we settled a dispute with another institution regarding the use of certain marks that allowed us to continue to use the marks at issue, but we may not be able to favorably resolve future disputes. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid disputes regarding those intellectual property rights. Any such dispute could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether that dispute has merit. Our general liability and cyber liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances, our faculty members or our students may post various articles or other third-party content online in class discussion boards or in other venues. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. We may incur liability for the unauthorized duplication or distribution of this material posted online. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our faculty members or students could also post classified material on class discussion boards, which could expose us to civil and criminal liability and harm our reputation and relationships with members of the military and government. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.

Legal proceedings, particularly class action lawsuits, may require human and financial resources, distract our management and negatively affect our reputation and operating results.

From time to time, we have been and may be involved in various legal proceedings. In recent years, we have observed an increase in litigation brought against for-profit schools, including class actions brought by students and prospective students based on alleged misrepresentations about a school’s programs, and an increase in “qui tam” lawsuits, which are described below in the first risk factor under the heading “Risks Related to the Regulation of our Industry.” As described more fully below in Item 3 of this annual report, in November 2013, a putative class action was filed against Hondros College, Inc. and John G. Hondros, who is a member of the board of directors of HCON. The allegations made in the complaint, which relate to HCON’s operations and not the operations of the entity named in the lawsuit, include the alleged provision of false or misleading information about the accreditation of certain HCON programs to students who enrolled in those programs during certain time periods. Although we do not believe, based on currently available information, that the outcome of this proceeding, if adverse to HCON, would have a material adverse effect on our condition, class actions and other lawsuits require us to devote substantial resources and time to defending them and may lead to reputational problems. The significant human and financial resources required to investigate and respond to claims brought in any litigation may distract management’s attention from operating our business and, as a result, negatively affect our operating results.

Because APUS provides exclusively online education, we are dependent on continued growth and acceptance of exclusively online education and, if the recognition by students and employers of the value of online education does not continue to grow, our ability to grow our business could be adversely impacted.

We believe that continued growth in online education will be largely dependent on additional students and employers recognizing the value of degrees earned online. Increasingly, employers demand that, in addition to technical or substantive skills, their new employees possess appropriate “soft” skills, such as communication, critical thinking and teamwork skills, which can evolve rapidly in a changing economic and technological environment and may be, or may be perceived to be, more difficult to develop through online education.  If students and employers are not convinced that online institutions are an acceptable alternative to traditional schools or that an online education provides value, or if growth in the market penetration of online education slows, growth in the industry and at APUS could be adversely affected. Because our business model for APUS is based on exclusively online education, if the acceptance of online education does not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely affected.

The DoD’s proposed Memorandum of Understanding, which institutions will be required to sign at some point after publication in order to participate in DoD tuition assistance programs, includes terms and conditions that would impose extensive new regulatory requirements on us with respect to participation in the tuition assistance programs.

Under a DoD final rule, effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds from DoD tuition assistance programs. APUS participates in DoD tuition assistance programs under the MOU originally circulated by DoD on March 15, 2011. For more information, see “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Department of Defense.”

On August 14, 2013, DoD issued a proposed rule with a revised MOU. DoD has indicated that when the rule is finalized, institutions will be required to sign the revised MOU in order to participate in DoD tuition assistance programs. The revised MOU includes several proposed changes that would require, for example, participating institutions to provide meaningful information to students about the financial cost of attendance, provide academic and student support services, offer service members loan counseling before private student loans are offered, and comply with Title IV program integrity rules, including rules related to incentive payment, misrepresentation, and state authorization.  We cannot predict the requirements DoD will include in the final MOU, how DoD will enforce these requirements or what type of intermediate sanctions, if any, will be implemented before an institution loses eligibility to participate in DoD tuition assistance programs. The revised MOU also provides that an institution may only participate in DoD tuition assistance programs if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. If we fail to comply with the requirements of the MOU when the rule is finalized, we will not be able to participate in DoD tuition assistance programs.

If we do not maintain continued strong relationships with various military bases and educational service officers, and if we are unable to expand our use of articulation agreements, our future growth may be impaired.

APUS has non-exclusive articulation agreements or memoranda of understanding with various educational institutions of the United States Armed Forces and other governmental education programs. Articulation agreements and memoranda of understanding are agreements pursuant to which we agree to award academic credits toward our degrees for learning in educational programs offered by others. Additionally, we rely on relationships with educational service offices on military bases and base education officers to distribute information about APUS to interested service members. If our relationships with educational service offices or base education counselors deteriorate or end, our efforts to recruit students from that base will be impaired. If our articulation agreements and memoranda of understanding are eliminated, or if our relationships with educational service offices or base education counselors deteriorate, this could materially and adversely affect our revenues and results of operations.

Furthermore, the requirements to enter into an MOU and the related increased focus by the DoD on relationships and oversight of educational providers could lead to changes in the nature of our relationships with military bases and educational service officers, which could be adverse in nature.

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

Risks Related to the Regulation of Our Industry

If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to DoD tuition assistance programs and federal loans and grants for our students.

We are subject to extensive regulation by (1) accrediting agencies recognized by the U.S. Secretary of Education, (2) state regulatory bodies, and (3) the federal government, through ED. Because we participate in DoD tuition assistance and VA education benefits programs administered by DoD and the VA, respectively, we are also subject to oversight by those agencies. The regulations, standards, and policies of these organizations cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements can also affect our ability to acquire new schools, to open new locations, to add new or expand existing educational programs, to change our corporate structure or ownership, and to make other substantive changes. These requirements can also increase the cost of our operations.

Findings of noncompliance with these laws, regulations, standards, and policies could result in any of the relevant regulatory agencies taking action including: imposing monetary fines, penalties, or injunctions; limiting our operations, including restricting our ability to offer new programs of study or to open new locations, or imposing limits on our growth; limiting or terminating our ability to grant degrees; restricting or revoking our accreditation, licensure, or other approval to operate; limiting, suspending, or terminating our eligibility to participate in Title IV, DoD tuition assistance, or other financial aid programs by requiring us to repay funds, post a letter of credit, become subject to payment methods for Title IV programs that are not the advance payment system; subjecting us to civil or criminal penalties; or other censure that could have a material adverse effect on our business.

The regulations, standards, and policies of ED, state regulatory bodies, and our accrediting agencies change frequently and are subject to interpretive ambiguities, particularly where they are written for institutions that offer on-campus instruction rather than online institutions, such as APUS. Recent and pending changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our noncompliance with any applicable laws, regulations, standards, or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under DoD tuition assistance programs, our ability to participate in Title IV programs, our ability to participate in VA education benefit programs, or costs of doing business. We cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply, or will be deemed by others to have complied, with all of the requirements. In the following paragraphs, we have described some of the more significant risks related to the ability of our institutions to comply with the regulations, standards, and policies of ED, state regulatory bodies, and our accrediting agencies.

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to “qui tam” lawsuits under the Federal False Claims Act or various, similar, state false claim statutes. In Federal False Claims Act actions, private plaintiffs seek to enforce remedies under the Federal False Claims Act on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit. A similar process applies to state false claim statutes. These lawsuits can be prosecuted by a private plaintiff in respect of some action taken by us, even if ED or other regulatory body does not agree with plaintiff’s theory of liability, or the government can intervene and become a party to the lawsuit. Qui tam lawsuits have the potential to generate very significant damages linked to our receipt of Title IV funding over a period of several years.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in DoD tuition assistance programs and also to participate in Title IV programs.

As described more fully above in “Business - Accreditation” and “Regulation of Our Business - Accreditation,” each of our institutions is accredited by an institutional accrediting agency recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in DoD tuition assistance programs and for an institution to become and remain eligible to participate in Title IV programs. APUS participates in DoD tuition assistance programs and Title IV programs, and HCON participates in Title IV programs.

Our accrediting agencies may impose restrictions on our institutions’ accreditation or may terminate their accreditation. To remain accredited APUS and HCON must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agencies. The complete loss of accreditation would, among other things, render our students and us ineligible to participate in DoD tuition assistance programs or Title IV programs and have a material adverse effect on our enrollments, revenues, and results of operations.

Our student enrollments could decline if we fail to maintain any of our accreditations.

Institutional accreditation is an important attribute of APUS and HCON. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools; some institutions will accept transfer credit only from regionally accredited institutions. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students, corporations, and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Failure to maintain our institutional accreditation would have a material adverse effect on our enrollments, revenues, and results of operations. In addition, certain of our individual programs are accredited by specialized accrediting agencies or recognized by professional organizations.   If we fail to satisfy the standards of these specialized accrediting agencies and professional organizations, we could lose the specialized accreditation or professional recognition for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us. In addition, in certain cases, professional licensure will not be granted if an applicant for licensure earned the relevant educational credential from an institution or educational program that lacks specialized accreditation. Failure to obtain or maintain specialized accreditation or professional recognition for certain programs could result in materially reduced student enrollments in affected programs and have a material adverse effect on us.

Increased scrutiny of accrediting agencies by the Secretary of Education and the U.S. Congress may result in increased scrutiny of institutions, particularly for-profit institutions, by accrediting agencies, and if either of our institutions’ accrediting agency loses its ability to serve as an accrediting agency for Title IV program purposes, that institution may lose its ability to participate in Title IV programs.

In December 2009, the ED Office of the Inspector General, or OIG, recommended that ED consider limiting, suspending, or terminating HLC’s recognition as an accreditor for purposes of determining institutional eligibility to participate in Title IV programs. HLC received additional scrutiny in June 2010 during a House Education and Labor Committee hearing focused on OIG’s findings with regard to credit hour policies.

In December 2010, the National Advisory Committee on Institutional Quality and Integrity, or NACIQI, the panel charged with advising ED on whether to recognize accrediting agencies for Title IV purposes, reviewed HLC’s status as a recognized accrediting agency. At that time, NACIQI voted to continue HLC’s recognition as an accrediting agency but also ordered the agency to submit an additional compliance report in one year. At its December 2011 meeting, NACIQI characterized HLC’s report as “informational” and noted that no vote was to be taken on it. In June 2013, NACIQI voted to continue HLC’s recognition as an accrediting agency for up to twelve months.  Before NACIQI reaches a final decision on HLC’s petition for renewal of recognition, HLC must demonstrate that it has implemented its new standards and policies that were effective January 2013 and must submit to NACIQI a compliance report to that effect. NACIQI is next scheduled to review HLC for recognition purposes in the spring of 2014. We cannot predict the outcome of NACIQI’s review of HLC’s recognition.

In June 2011, NACIQI reviewed ACICS’s status as a recognized accrediting agency. At that time, NACIQI voted to continue ACICS’s recognition as an accrediting agency but also ordered the agency to bring itself into compliance and submit within one year a report demonstrating its efforts to address concerns related to, among other things, the agency’s experience in accrediting doctoral programs, the composition of its review teams and decision-making bodies, access to institutional files, and review and monitoring of student achievement and reporting of the results to the institution. In June 2013, upon review of the compliance report submitted by ACICS, NACIQI voted to renew ACICS’s recognition for a period of three years.

If ED ceased to recognize one of our institutional accrediting agencies for any reason, the institution accredited by that agency would not be eligible to participate in Title IV programs unless the institution was accredited by another accrediting agency recognized by ED or ED continued to certify the eligibility of the institution to participate in Title IV programs. ED may continue to certify an institution for a period no longer than 18 months after the date such recognition ceased. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on enrollments, revenues, and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with ED’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

National or regional accreditation agencies may prescribe more rigorous accreditation standards on our schools, which could have a material adverse effect on our student enrollment, revenues and cash flows.

The accreditation standards of the national or regional accreditation agencies that accredit our schools can and do vary, and the accreditation agencies may prescribe more rigorous standards than are currently in place. Complying with more rigorous accreditation standards could require significant changes to the way we operate our business and increase our administrative and other costs. No assurances can be given that our schools will be able to comply with more rigorous accreditation standards in a timely manner or at all. If one of our schools does not meet its accreditation requirements, its accreditation could be limited, modified, suspended or terminated. Failure to maintain accreditation would make such school ineligible to participate in DoD tuition assistance or Title IV programs, which could have a material adverse effect on our student enrollment and revenues.

Because of rapid growth in, and increased scrutiny of the for-profit education sector, accrediting bodies may adopt new or revised criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of for-profit institutions like us. For example, in June 2009, HLC adopted new policies related to institutional control, structure, and organization. The policies extend HLC’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the policies, HLC also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could result in additional reviews by HLC and possible change from an accredited status to candidate status, which enhances the risks associated with these types of actions. In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs. For-profit institutions may also be less attractive acquisition candidates because HLC has enhanced its scrutiny of change in control transactions, obtained the explicit ability to move an institution from accredited status to candidate status, and will be examining more closely entities that own accredited institutions.

Beginning in 2012, ACICS, the accrediting agency for HCON, established compliance standards to measure student retention, graduate placement and licensure passage rates. In the event that a campus or program offered by a campus fails to meet the minimum compliance standard for two consecutive years after notice from ACICS and does not satisfy the requirement for a waiver, ACICS may withdraw accreditation from the campus or program. The compliance standards for retention and graduate placement increased substantially from 2012 to 2013. If one of the HCON campuses failed to meet the compliance standard for either student retention or graduate placement for two consecutive years after the date of notice of noncompliance, enrollment in such program could decline, which could have a material adverse impact on student enrollment, revenues and cash flows at that school.

If we fail to maintain state authorization in the states where we are physically located, we would lose our ability to grant degrees and other credentials in that state and to participate in Title IV programs.

To participate in Title IV programs, an institution must be legally authorized by the relevant education agency of the state in which it is physically located. See “Regulation of Our Business - State Licensure/Authorization” in Part I, Item 1 of this report. Loss of state authorization by one of our institutions in the state in which it is physically located would cause that institution to be ineligible to participate in Title IV programs and to lose its ability to grant credentials, as described in the following paragraphs.

APUS is physically headquartered in the State of West Virginia and is currently authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC, the regulatory agency governing postsecondary education in the State of West Virginia. Such authorization may be lost or withdrawn if APUS fails to comply with material requirements under West Virginia statutes and rules for continued authorization. Under current law, if APUS were to lose its regional accreditation by HLC, WVHEPC may suspend, withdraw, or revoke APUS’s authorization. In addition, in order to maintain our eligibility for accreditation by HLC, we must remain headquartered and have a substantial presence in one of the states in its region, which includes West Virginia. Thus, if APUS were to lose its authorization from WVHEPC, APUS would be unable to provide educational services in West Virginia, we would lose our eligibility for Title IV programs, and APUS would lose its HLC accreditation.

Hondros College is located in the State of Ohio and is authorized by the Ohio State Board of Career Colleges and Schools and the Ohio Board of Regents.  Such authorization may be limited, suspended, or revoked if HCON fails to submit renewal applications or other required submissions to the state in a timely manner, or if HCON fails to comply with material requirements under applicable Ohio statutes and rules for continued authorization. Continued state authorization is required in order to maintain ACICS accreditation. If HCON were to lose its authorization from the Ohio State Board of Career Colleges and Schools, HCON would be unable to provide educational services in Ohio, HCON would lose its eligibility for Title IV programs, and HCON would lose its accreditation. If HCON were to lose its authorization from the Ohio Board of Regents, HCON would be unable to offer the online registered nurse to bachelor of science in nursing completion program in Ohio. . If HCON were to lose approval from the Ohio Board of Nursing for the Diploma in Practical Nursing or the Associate Degree in Nursing, students in the program lacking approval would not be eligible to apply for  licensure by examination to practice nursing in Ohio.

Effective July 1, 2011, ED regulations provide that a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. If a state in which one of our institutions is located fails to comply in the future with the provisions of that regulation, our ability to operate in that state and to participate in Title IV programs could be limited or terminated.

Our failure to comply with regulations of various states could result in actions taken by those states that would have a material adverse effect on our enrollments, revenues, and results of operations.

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

For information about those jurisdictions in which APUS and HCON are authorized, see “Regulation of Our Business - State Licensure/Authorization - State Education Licensure/State Authorization of Our Institutions” in Part I, Item 1 of this report. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of ED. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties.

As described in “Regulation of Our Business - State Licensure/Authorization - Statue Authorization Required by ED - State Authorization of Distance Education” in Part I, Item 1 of this report, ED’s Program Integrity Regulations provided that if an institution offered postsecondary education through distance education to students in a state, it was required to obtain any necessary approvals to do so. However, on July 12, 2011, the U.S. District Court for the District of Columbia upheld ED’s power to promulgate regulations on statue authorization for distance education but vacated on procedural grounds those provisions of the Program Integrity Regulations, and on June 5, 2012, the U.S. Court of Appeals for the District of Columbia affirmed the district court’s ruling. In November 2013, ED announced its intent to establish a negotiated rulemaking panel to consider regulations for, among other issues, state authorization of programs offered through distance education. Negotiation sessions are scheduled for the spring of 2014.  No assurance can be given with respect to whether ED will adopt new rules on state authorization for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations. Should ED adopt new rules addressing licensing requirements for distance education, and if we fail to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students in that state.

The inability of our graduates to obtain professional licensure or other specialized outcomes in their chosen fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.

Certain of our graduates seek professional licensure or other specialized outcomes in their chosen fields following graduation. Their success in obtaining these outcomes depends on several factors, including, for example, the individual merits of the graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association; whether the program from which the student graduated meets all state requirements for professional licensure; and whether the institution or program is accredited. Certain states have refused to license or certify students from particular APUS programs on grounds that the program did not meet one or more of the state’s specific licensure requirements or was not approved by the state for purposes of professional licensure.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Board of Nursing. Regulations of the Ohio Board of Nursing, which approves the HCON LPN and ADN programs, require that a nursing education program such as the HCON LPN and ADN programs must have a pas rate on the relevant NCLEX licensure exam that is at least ninety-five percent of the national average for first-time candidates in a calendar year.  If a program does not have such a pass rate, the program may face sanctions, including, after four consecutive years of failing to meet that standard, placement on provisional approval status. If a program on provisional approval continues to fail to meet the requirements of the Board of Nursing, the Board of Nursing may withdraw its approval of the program.

The state requirements for licensure are subject to change, as are the professional certification standards, and we may not immediately become aware of changes that may impact our students in certain instances. In the event that one or more states refuses to recognize our students for professional licensure based on factors relating to our institution or programs, the potential growth of our programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our institutions must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by the Department of Education prior to seeking recertification, and our future success may be adversely affected if our institutions are unable to successfully maintain certification or obtain recertification.

An institution generally must seek recertification from ED at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. ED may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, addition of new locations, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, ED must provisionally certify an institution, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control.

A provisionally certified institution must apply for and receive ED approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified.

In 2010, APUS applied for recertification and, on July 2, 2010, we received a letter from ED notifying us that APUS is fully recertified to participate in Title IV programs through December 31, 2014. APUS will be required to apply timely for recertification on order to continue to participate in the Title IV programs after December 31, 2014. HCON was deemed to have undergone a change of ownership and control in November 2013, requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As described more fully in “Federal Support and Regulation of Postsecondary Education - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control,” ED has granted HCON temporary provisional certification on a month-to-month basis until ED makes a determination on HCON’s application for approval of the change of ownership and control. Until that determination, HCON operates under a Temporary Provisional Program Participation Agreement, or TPPPA. HCON must comply with specific conditions while it is provisionally certified.  If ED determines to approve an application after a change in ownership and control, it will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of provisional certification.

If ED were to withdraw or not renew our institutions’ certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues, and results of operations.

A failure to demonstrate “administrative capability” may result in the loss of eligibility to participate in Title IV programs.

ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs and sanctions ED may impose if an institution fails to satisfy any of those criteria. To meet the administrative capability standards, an institution must, among other things, comply with all applicable Title IV requirements, including with respect to the administration of Title IV programs and the processing of Title IV program funds. See “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Regulation of Title IV Financial Aid Programs - Administrative Capability.” If an institution fails to satisfy any of the administrative capability requirements, ED may require the repayment of federal student financial aid funds, transfer the institution from the “advance” system of payment of Title IV program funds to cash monitoring status or to the “reimbursement” method of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

If one of our institutions is found not to have satisfied ED’s “administrative capability” requirements, it could be limited in its access to, or lose, Title IV program funding, which would limit our potential for growth and adversely affect our enrollment, revenues, and results of operations.

A failure to demonstrate “financial responsibility” may result in the loss of eligibility by one of our institutions to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED, or post a letter of credit in favor of ED and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight, on its participation in Title IV programs. ED may also apply such measures of financial responsibility to a parent company of an eligible institution and, if such measures are not satisfied by the parent company, require the institution to post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV programs. An obligation to post a letter of credit or to accept other conditions, such a change in our system of Title IV payment from ED for purposes of disbursement, could increase our costs of regulatory compliance or affect our cash flow. If one of our institutions is found not to have satisfied ED’s “financial responsibility” requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenues, and results of operations. If APEI, as the parent company of an eligible institution, is found not to have satisfied ED’s financial responsibility requirements, all of our institutions could be limited in their access to, or lose, Title IV program funds.

If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.

A provision of the HEA requires all proprietary education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under the regulations. For more information, see “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Department of Education - Regulation of Title IV Financial Aid Programs - The 90/10 Rule.”  Using the statutory formula, APUS derived approximately 43% of its cash-basis revenues from these programs in 2012, and HCON derived approximately 75% of its cash-basis revenues from these programs in 2012.

The 90/10 Rule percentage for our institutions could increase in the future, depending on the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in tuition assistance provided by the DoD for service members and education benefits provided by the VA for veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Currently, DoD tuition assistance and VA education benefits are not treated as Title IV revenue under the 90/10 Rule and, therefore, for APUS, a majority of such funding is included in the “10%” portion of the rule calculation. A reduction in the availability of this type of funding, or a change (through either legislation or executive order) that requires that it be treated in the same manner as Title IV funding under the 90/10 Rule, would increase our 90/10 Rule percentage. If any of our institutions violates the 90/10 Rule and loses eligibility to participate in Title IV programs, its ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.

Our institutions’ failure to comply with the Department of Education’s incentive payment rule could result in sanctions.

If we pay a bonus, commission, or other incentive payment in violation of applicable ED rules, we could be subject to sanctions, which could have a material adverse effect on our business. As described in “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Regulation of Title IV Financial Aid Programs - Incentive Payment Rule,” abolition of regulatory safe harbors that described permissible arrangements and other recent changes in the regulation may create uncertainty about what constitutes impermissible incentive payments. The modified incentive payment rule and related uncertainty as to how it will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may affect negatively our ability to recruit and retain employees, and as a result our business could be materially and adversely affected. In addition, the Government Accountability Office, or GAO, has issued a report critical of ED’s enforcement of the incentive payment rule, and ED has undertaken to increase its enforcement efforts.

If ED determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to ED’s satisfaction. ED may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in Title IV programs. ED may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of ED alleging violation of the incentive payment provision. Such suits may prompt ED investigations, and the government may determine to intervene in the lawsuits. Particularly in light of the uncertainty surrounding the modified incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or ED investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things. As a result, our business could be materially and adversely affected.

A failure to comply with the Department of Education’s “gainful employment” regulations when promulgated could result in the loss of eligibility to participate in Title IV programs.

Under the HEA, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, ED published final regulations on gainful employment. For more information, see “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Regulation of Title IV Financial Aid Programs - Gainful Employment.” In response to a legal challenge to ED’s gainful employment regulations, the U.S. District Court for the District of Columbia on June 30, 2012 struck down the debt measures and all other gainful employment requirements except the disclosure requirements. On March 19, 2013, the court denied ED’s motion to reinstate certain of those regulations. The disclosure requirements have increased our administrative burdens. These disclosure requirements could adversely impact student enrollment, persistence and retention if our disclosed program information compares unfavorably with disclosed information of other educational institutions.

A negotiated rulemaking committee was convened by ED in September 2013 specifically on the topic of gainful employment programs. For more information about the committee’s work, see “Regulation of Our Business - Recent Legislative and Regulatory Matters - Regulatory Activity - Pending Rulemakings.” The timing and substance of final regulations dealing with gainful employment cannot be predicted at this time. If new rules are promulgated by ED, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

We may lose eligibility to participate in Title IV programs if our student loan default rates are too high, and if we lose that eligibility our future growth could be impaired.

To remain eligible to participate in Title IV programs, an educational institution’s federal student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The measurement period for the student loan cohort default rates has been increased from two to three years starting with the 2009 cohort; however both three-year and two-year cohort default rates are currently published until the transition to the three-year rate is completed in 2014. For more information, see “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Department of Education - Regulation of Title IV Financial Aid Programs - Cohort Default Rates.”

For the two-year requirements that are effective through the 2011 cohort default rate published in September 2013, educational institutions lose eligibility to participate in Title IV programs if their two-year cohort default rate equals or exceeds 25% for three consecutive cohort years or exceeds 40% for any given year. APUS’s two-year cohort default rates for federal fiscal years 2009, 2010 and 2011 are 4.0%, 6.0%, and 10.4%, respectively. HCON’s two-year cohort default rates for federal fiscal years 2009, 2010 and 2011 are 5.1%, 4.7%, and 8.2%, respectively.

If an institution’s three-year cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Beginning with the three-year cohort default rate for the 2011 cohort to be published in September 2014, only three-year cohort default rates will be applied for purposes of measuring compliance. ED began publishing the official three-year cohort default rates with the publication of the 2009 cohort default rate in September 2012. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate exceeds 40% for any given year or is equal to or greater than 30% for three consecutive years. APUS’s official three-year cohort default rates for 2009 and 2010 are 7.2% and 11.9%, respectively. APUS’s “trial” three-year cohort default rate for fiscal year 2008, which was released for informational purposes only, was 11.0%. HCON’s official three-year cohort default rates for 2009 and 2010 are 6.4% and 12.7%, respectively. HCON’s unofficial, “trial” three-year cohort default rate for fiscal year 2008, which was released for informational purposes only, was 0%.  Given that APUS and HCON only recently began to participate in Title IV programs and that the number of students receiving Title IV program funds has grown significantly over time, the cohort default rates in the first few years of participation may not be indicative of the rates that will be applicable to both institutions over the long term as a greater number of students enter repayment.

If one of our institutions loses its eligibility to participate in Title IV programs because of high student loan default rates, students would no longer be eligible to use Title IV program funds at that institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

We have relied on third parties to administer our participation in Title IV programs and their failure to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

ED regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. Starting in 2006, APUS utilized Global Financial Aid Services, Inc. for administration of its participation in Title IV programs. APUS’s agreement with Global Financial Services was terminated on August 31, 2013 at which point APUS began to administer its participation in Title IV programs internally, using third party software. APUS has third-party servicers for other specific matters, such as default management, as does HCON. If any third-party servicer that we have engaged does not comply with applicable statute and regulations including the HEA, we may be liable for its actions, and we could lose our eligibility to participate in Title IV programs.

We will be subject to sanctions that could be material to our results and damage our reputation if the Department of Education determines that we failed to calculate correctly and return timely Title IV program funds for students who withdraw before completing their educational program.

A school participating in Title IV programs must calculate correctly the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds to the Title IV programs in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit.

HCON’s Title IV compliance audit for the year ended December 31, 2012 identified a deficiency related to timely return of Title IV program funds. In a Preliminary Audit Determination Letter dated July 10, 2013, ED requested additional information from HCON about the situation and required HCON to conduct a file review to identify those files that reflected an inaccurate refund. ED has said that the matter will be addressed as part of its review of HCON’s application for a change of ownership that HCON filed in connection with our acquisition of it on November 1, 2013. If ED determines that Title IV funds were not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit with ED in an amount equal to 25% of the total dollar amount of unearned Title IV funds that the institution was required to return with respect to withdrawn students during the most recently completed fiscal year, or otherwise be sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations.

Our failure to comply with ED’s substantial misrepresentation rules could result in sanctions.

ED may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges, or the employability of its graduates. The Program Integrity Regulations expanded the definition of “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas, expanded the parties to whom a substantial misrepresentation cannot be made, and increased actions ED may take if it determines that an institution has engaged in substantial misrepresentation. An institution engages in substantial misrepresentation when the institution itself, one of its representatives, or an organization or person with which the institution has an agreement to provide educational programs, marketing, advertising, or admissions services, makes a substantial misrepresentation directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency, or to the Secretary of Education.

If ED determines that an institution has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in Title IV programs, deny participation applications made on behalf of the institution, or initiate a proceeding against the institution to fine the institution or to limit, suspend or terminate the institution’s participation in Title IV programs.  We expect that there could be an increase in our industry of administrative actions and litigation claiming substantial misrepresentation, which at a minimum would increase legal costs associated with defending such actions, and as a result our business could be materially and adversely affected.

Failure to comply with ED’s credit hour requirements could result in sanctions.

In the Program Integrity Regulations, ED defined “credit hour” for Title IV purposes as an institutionally established equivalency that reasonably approximates certain specified time in class and outside class, or an equivalent amount of work for other academic activities. The Program Integrity Regulations also require institutional accreditors to review the reliability and accuracy of an institution’s credit hour assignments. An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify ED if it finds systemic noncompliance or significant noncompliance in one or more programs. ED has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV programs. Any such action could materially and adversely affect our business.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate litigation against us, any of which could disrupt our operations and adversely affect our performance.

Because we operate in a highly regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of noncompliance, and lawsuits by government agencies, regulatory agencies, and third parties, including claims brought by third parties on behalf of the federal government. For example, ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and the ED Office of Inspector General regularly conducts audits and investigations of such institutions. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions, or other penalties, including the requirement to make refunds. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation, even if such claims and lawsuits are without merit. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Investigations by state Attorneys General, Congress, and governmental agencies may result in increased regulatory burdens and costs.

We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General have increasingly focused on allegations of improper recruiter compensation practices and deceptive marketing practices, among other issues. A number of state Attorneys General have launched investigations into proprietary post-secondary education institutions. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort including 19 states to examine potential abuses by proprietary educational institutions. While the initial goal of the joint investigation is sharing information among the Attorneys General about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the Attorneys General may ultimately attempt to compel proprietary institutions located in their respective jurisdictions to revise their recruiting practices. In January 2014, many of the publicly traded for-profit postsecondary institutions received demands for information from a network of 12 state Attorneys General relating to, among other matters, the recruitment of students, admissions standards, graduate placement statistics, graduate certification and licensing results, and student lending activities.  Actions by state Attorneys General and other governmental agencies, whether or not involving us, could damage our reputation and limit our ability to recruit and enroll students, which could reduce student demand for our programs and adversely impact our revenue and cash flow from operations.

In addition, in recent years, the student lending practices of postsecondary educational institutions, financial aid officers, and student loan providers have been subjected to several investigations by state Attorneys General, Congress, and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. The HEOA contains new requirements pertinent to relationships between lenders and institutions. In addition, the HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. In addition, new procedures introduced and recommendations made by the Consumer Financial Protection Bureau create uncertainty about whether Congress will impose new burdens on private student lenders. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. We can neither know nor predict with certainty the effects of such developments. Governmental action may impose increased administrative and regulatory costs and decreased profit margins.

If we undergo a change in ownership and control, the Department of Education will place us on provisional certification, and the terms of that provisional certification could limit our potential for growth and adversely affect our enrollment, revenues, and results of operations.

ED regulations provide that a change of control of a publicly traded corporation occurs if: (1) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock could be determined by ED to be a change in ownership and control under this standard. Under the HEA, an institution that undergoes a change in ownership resulting in a change in control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility.

Future transactions could constitute a change in ownership or control under ED regulations and could cause ED to place us on provisional certification as require by the HEA. The conditions of provisional certification or closer review by ED could impact, among other things, our ability to add educational programs, add additional locations, acquire other schools, or make other significant changes. In addition, if ED were to determine that we were unable to meet our responsibilities while we were provisionally certified, ED could seek to revoke our certification to participate in Title IV programs with fewer due process protections than if we were fully certified. Limitations on our operations could, and the loss of our certification to participate in Title IV programs would, adversely affect our ability to grow our presence in addition to having adverse effects on our enrollment, revenues, and results of operations.

If regulators do not approve or delay their approval of transactions involving a change of control of our company or of our schools that we own or acquire, our ability to operate could be impaired.

If we or one of our institutions experiences a change of ownership or control under the standards of applicable state regulatory bodies, accrediting agencies, ED, or other regulators, we or the institution governed by such agencies must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock, significant changes in the composition of an institution’s board of directors, internal restructurings, acquisitions of schools from other owners, or certain other transactions. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the relevant regulatory agencies following a transaction involving a change of ownership or control could result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our business and financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require us to suspend our activities in that state or otherwise impair our operations. The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of your shares.

The U.S. Congress has been examining the for-profit postsecondary education sector, which could result in legislation or additional Department of Education rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.

In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including a review of their participation in Title IV programs. Since June 2010, the U.S. Senate’s Health, Education, Labor and Pensions Committee, or HELP Committee, has held a number of hearings to examine the proprietary education sector.  At several, committee members have expressed concern about the amount of student loan debt taken on by students at for-profit institutions. Following a series of hearings in March and June 2011, on July 21, 2011 the Committee hosted a roundtable discussion of policy solutions for improving for-profit postsecondary education.

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

On July 30, 2012, the Senate HELP Committee released a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” While acknowledging that for-profit institutions have a role to play in higher education, the report criticized the proprietary institution industry on many fronts, and recommended several measures for reform which could change the participation of proprietary institutions in Title IV funding, including the following:

•	Tie access to federal financial aid to minimum student outcome thresholds.
•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars.
•	Expand the reporting period for cohort default rates beyond three years.
•	Require that for-profits receive 15% of revenues from non-federal sources.
•	Extend the ban on incentive compensation to include all employees of institutions of higher education, and clarify that this ban extends to numeric threshold or quota-based termination policies

The report was not adopted by the full Committee, and the minority members released their own report criticizing the majority’s investigation in many aspects, including that it did not include a review of all institutions of higher education.

On September 21, 2012, a group of senators wrote a letter to the Federal Trade Commission urging it to evaluate the marketing practices utilized by many proprietary institutions through the use of third-party lead generators. In addition, legislation has been introduced that includes some of the proposals in the HELP Committee report described above. For example, legislation was introduced in the Senate in April 2012 that would prevent institutions from using Title IV funds for marketing activities. Similar legislation was introduced in the House of Representatives in January 2013 and re-introduced in the Senate in March 2013.

We cannot predict the extent to which, or whether, these hearings and investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions or common law causes of action. The adoption of any law or regulation that reduces funding for federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply with applicable requirements. Additionally, actions by state Attorneys General and other governmental agencies could damage our reputation and limit our ability to recruit and enroll students, which could reduce student demand for our programs and adversely impact our revenue and cash flow from operations.

Congressional examination of Department of Defense oversight of tuition assistance used for distance education and proprietary institutions and pending rulemaking by the Department of Defense could result in legislative or regulatory changes that may materially and adversely affect our business.

In recent years, the U.S. Congress has increased its focus on Department of Defense, DoD, tuition assistance that is used for distance education and programs at proprietary institutions.  In September 2010, the Subcommittee on Oversight and Investigations of the U.S. House of Representative’s Armed Services Committee held a hearing titled “A Question of Quality and Value:  Department of Defense Oversight of Tuition Assistance Used for Distance Learning and For-Profit Colleges.”  Witnesses and Subcommittee members expressed concern about DoD’s oversight of distance education programs, especially those offered by proprietary institutions.   In addition, in December 2010, the Senate HELP Committee released a report entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits,” which raised questions about the growing share of DoD tuition assistance received by proprietary institutions. In March 2011, the GAO published a report entitled “DoD Education Benefits: Increased Oversight of Tuition Assistance Program is Needed,” which offered several recommendations for improving accountability within the tuition assistance program. In September 2011, the Senate Subcommittee on Federal Financial Management, Government Information, Federal Services, and International Security held a hearing focused on the classification of military education benefits under the 90/10 Rule. Some of the panelists suggested that the classification of military benefits as non-Title IV revenue for purposes of the 90/10 Rule has led some for-profit institutions to recruit aggressively and sometimes illegally members of the military in order to ensure compliance with the 90/10 Rule.

We cannot predict the extent to which, or whether, congressional hearings will affect DoD’s current rulemaking or result in legislation or further rulemaking affecting our participation in DoD tuition assistance programs or Title IV programs. Members of Congress have stated, both in committee hearings and in the HELP Committee report, that Congress should revise the 90/10 Rule to count DoD tuition assistance and VA veterans educational benefits toward the 90% limit. In January 2012 and again in November 2013, Senators Harkin and Durbin introduced a bill to modify the 90/10 Rule by reducing the threshold to 85% and counting Title IV programs, DoD tuition assistance program, and VA education benefits programs as sources from which an institution may derive no more than 85% of its revenue. A companion bill was introduced in the U.S. House of Representatives in November 2013. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance and VA veterans educations benefits toward the 90% limit, along with Title IV programs. We cannot predict the likelihood that Congress will amend the 90/10 Rule to count DoD tuition assistance and VA education benefits toward the 90% limit or to lower the ratio to 85/15, nor can we predict the likelihood that Congress or President Obama will not take some other action to limit DoD tuition assistance and VA education benefits to proprietary institutions.   To the extent that any laws or regulations are adopted that limit or condition the participation of proprietary schools or distance education programs in DoD tuition assistance programs or in Title IV programs with respect to DoD tuition assistance programs, or that limit or condition the amount of tuition assistance for which proprietary schools or distance education programs are eligible, our business could be materially and adversely affected.

Congress has in the past changed, and may in the future change, eligibility standards and funding levels for federal student financial aid programs. Other governmental or regulatory bodies may also change similar laws or regulations relating to student financial aid programs, which could adversely affect our student population, revenues and profit margin.

Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA comes up for reauthorization by Congress approximately every five to six years. Authorization of appropriations for most HEA programs is provided through federal fiscal year 2014, with the General Education Provisions Act, or GEPA, providing authorization of appropriations for an additional year-through federal fiscal year 2015.  In the past, Congress has passed short-term nonsubstantive extensions of the HEA pending comprehensive reauthorization legislation. Further, when Congress does not act on comprehensive reauthorization through a single piece of legislation, it may act through multiple pieces of legislation. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis.

Future Congressional action, including in reauthorizations or appropriations acts, may result in numerous legislative changes, including those that could adversely affect our ability to participate in Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Members of Congress frequently propose legislation to alter or amend the terms under which our institutions participate in the federal student financial aid programs. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business. Congressional action may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin.

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

New rulemaking by ED could result in regulatory changes that materially and adversely affect our operations, business, results of operations, financial condition, and cash flow.

In April 2013 ED announced its intention, over the next several years, to conduct rulemakings related to the federal student aid programs. At this time, ED has formed three negotiated rulemaking committees to address various issues.

First, ED convened a negotiated rulemaking committee to address the appropriateness of adopting standards for measuring whether programs offered by proprietary institutions such as ours prepare students for “gainful employment” in a recognized occupation. The gainful employment negotiating rulemaking sessions were held September 9-11, November 18-20, and December 13, 2013.For more information about the committee’s work, see “Regulation of Our Business - Recent Legislative and Regulatory Matters - Regulatory Activity - Pending Rulemakings.”  The negotiated rulemaking committee failed to reach consensus, so ED is not bound to accept any proposals discussed during the negotiated rulemaking process. We cannot predict the nature of any final rules that may be adopted through this negotiated rulemaking process.

Second, ED has convened a negotiated rulemaking committee to address implementation of the changes made by the Violence Against Women Reauthorization Act of 2013 to the campus safety and security reporting requirements in the HEA. The Violence Against Women Act negotiated rulemaking committee met January 13-14, 2014 and is scheduled to meet February 24-25 and March 31-April 1, 2014. Third, on November 20, 2013, ED announced the establishment of a negotiated rulemaking committee on Program Integrity and Improvement. The program integrity and improvement committee met February 19-21, 2014 and is scheduled to meet March 26-28 and April 23-25, 2014. According to ED, topics likely to be addressed by the Program Integrity and Improvement negotiated rulemaking committee include: cash management; statue authorization for programs offered through distance education; state authorization for foreign locations; clock-to-credit hour conversion; the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program, and the application of the repeat coursework provisions to graduate and undergraduate programs.

We cannot predict with certainty the substance of any new regulations, how they will be interpreted after promulgation, or whether we and our schools will be able to comply with them in the future.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with ED regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Broader allegations against the overall for-profit school sector may negatively affect public perceptions of for-profit educational institutions, including APUS and HCON. In addition, in recent years reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, or other governmental authorities with respect to all for-profit institutions, including us.

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

Our quarterly results fluctuate and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Our revenues and operating results normally fluctuate as a result of seasonal or other variations in our enrollments. Student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. While our number of enrolled students has grown in each sequential quarter over the past three years, the number of enrolled students has been proportionally greatest in the fourth quarter of each respective year. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. These fluctuations may result in volatility in our results of operations, have an adverse effect on the market price of our common stock, or both.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

American Public Education, Inc., or APEI, and American Public University System, Inc., or APUS, together operate administrative facilities in Charles Town, West Virginia and in Manassas, Virginia, which are within a one hour drive of each other and located within the Washington, DC metropolitan area. The corporate headquarters, academic, technology, finance, and admissions offices are located in Charles Town, occupying 14 downtown facilities totaling approximately 255,000 square feet.  These properties include approximately 35,000 square feet that are currently unoccupied and either under construction or reserved for future expansion. The student services, graduations and marketing operations are located in Manassas in facilities totaling approximately 64,000 square feet. All facilities in Manassas are leased.  In Charles Town, APEI and APUS have a combination of leased and owned properties, representing approximately 4% and 96% of total square footage, respectively. Lease terms vary by facility, with termination dates ranging from 2012 to 2015.  Each lease has extension provisions ranging from one to seven years.  There was one leased property that terminated in 2013.   We have also acquired two and a half acres in Charles Town for future development to support the growth of our student service operations.

Hondros College, Nursing Programs operates four campuses in the suburban areas of Cincinnati, Ohio (West Chester), Columbus, Ohio (Westerville), Dayton, Ohio (Fairborn) and Cleveland, Ohio (Independence).  These campuses include a total of eight leased facilities with approximately 70,300 square feet combined.  The facilities are primarily used for instructional activities.  The main campus in Westerville, Ohio also serves as the subsidiary’s corporate offices and houses additional administrative services, such as technology, marketing and student services departments.  Lease terms vary by facility, with termination dates ranging from 2014 to 2024.  Each lease has extension provisions ranging from one to seven years and a renewal option ranging from one to ten years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been and may be involved in various legal proceedings. We currently have no material legal proceedings pending. However, on or about November 18, 2013, a putative class action styled Tabatha Vickery, Bryan Lynn, on behalf of themselves and a similarly situated class v. Hondros College, Inc. and John G. Hondros, was filed in the Court of Common Pleas, Cuyahoga County, Ohio, case no. CV 13 817299.  National Education Seminars, Inc., which operates as Hondros College, Nursing Programs, or HCON, was not named in the lawsuit, but a member of HCON’s board of directors, John Hondros, was named in the lawsuit, and the allegations made in the complaint relate to HCON’s operations and not the operations of the entity named in the lawsuit. The lawsuit asserts claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus.  The plaintiffs allege that the putative class consists of more than 60 former students who in the summer or fall quarters of 2011 enrolled in the ADN or the licensed practical nursing, or LPN, program at the Independence campus with the intention of pursuing a degree in nursing, but who withdrew from the ADN or LPN program. On February 11, 2014, the plaintiffs filed their First Amended Complaint which removed Hondros College, Inc. as a defendant and added HCON as a defendant.  On February 24, 2014, the defendants filed a motion to dismiss with prejudice the plaintiffs’ First Amended Complaint.  We are currently unable to estimate the likelihood or range of reasonably probable loss, if any, for this matter. We do not believe, based on currently available information, that the outcome of this proceeding, if adverse to HCON, would have a material adverse effect on our financial condition.

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

Year Ended December 31, 2012	Low	High
First Quarter 2012	$36.87	$46.96
Second Quarter 2012	$26.85	$39.90
Third Quarter 2012	$24.88	$39.16
Fourth Quarter 2012	$29.94	$38.81
Year Ended December 31, 2013
First Quarter 2013	$30.10	$41.49
Second Quarter 2013	$32.08	$39.80
Third Quarter 2013	$37.33	$40.94
Fourth Quarter 2013	$35.48	$45.76

Holders

As of February 25, 2014, there were approximately 476 holders of record of our common stock.

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

Performance Graph

The graph below matches the cumulative 5-year total return of holders of American Public Education, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of eleven companies that includes: Apollo Education Group Inc., Bridgepoint Education Inc., Capella Education Company, Career Education Corp., Corinthian Colleges Inc., Devry Education Group Inc., Education Management Corp., Grand Canyon Education Inc., ITT Educational Services Inc., National American University Holdings and Strayer Education Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2008 and tracks the performance of that investment through December 31, 2013.

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

For the twelve-month period ended December 31, 2013, we repurchased 394,064 shares under the repurchase program for an aggregate amount of $13.6 million. As of December 31, 2013, $9.4 million remained authorized for repurchase under the expanded program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2013	—	—	—	7,992,647
January 1, 2013 - January 31, 2013	3,638	$34.79	3,638	7,866,068
February 1, 2013 - February 28, 2013	—	$—	3,638	7,866,068
March 14, 2013	—	$—	3,638	22,866,068
March 1, 2013 - March 31, 2013	150,587	$32.30	154,225	18,001,740
April 1, 2013 - April 30, 2013	2,164	$33.00	156,389	17,930,337
May 1, 2013 - May 31, 2013	60,000	$32.55	216,389	15,977,321
June 1, 2013 - June 30, 2013	—	$—	216,389	15,977,321
July 1, 2013 - July 31, 2013	—	$—	216,389	15,977,321
August 1, 2013 - August 31, 2013	—	$—	216,389	15,977,321
September 1, 2013 - September 30, 2013	10,000	$37.91	226,389	15,598,221
October1, 2013 - October 31, 2013	167,675	$36.86	394,064	9,417,721
November 1, 2013 - October 30, 2013	—	$—	394,064	9,417,721
December 1, 2013 - December 31, 2013	—	$—	394,064	9,417,721
Total	394,064	$34.47	394,064	9,417,721

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

(3)
During the twelve months ended  December 31, 2013, we were deemed to have repurchased 20,540 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the authorized stock repurchase programs authorized by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this annual report. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2013, and the selected consolidated balance sheet data as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated statements of operations data for the years ended December 31, 2009 and 2010, and selected consolidated balance sheet data as of December 31, 2011, 2010, and 2009, have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share and net registration data)
Statement of Operations Data:
Revenues	$148,998	$198,174	$260,377	$313,516	$329,479
Costs and expenses:
Instructional costs and services	58,383	75,309	95,216	110,192	112,784
Selling and promotional	20,479	34,296	44,713	59,761	65,687
General and administrative	25,039	32,045	48,350	63,615	70,063
Depreciation and amortization	5,231	6,502	9,239	11,146	13,508
Total costs and expenses	109,132	148,152	197,518	244,714	262,042
Income from continuing operations before interest income and income taxes	39,866	50,022	62,859	68,802	67,437
Interest income, net	94	111	109	135	309
Income from continuing operations before income taxes	39,960	50,133	62,968	68,937	67,746
Income tax expense	16,017	20,265	22,211	26,528	25,645
Investment income (loss), net of taxes	—	—	—	(86)	(67)
Net income attributable to common stockholders	$23,943	$29,868	$40,757	$42,323	$42,034
Net income attributable to common stockholders per common share:
Basic	$1.32	$1.63	$2.28	$2.38	$2.38
Diluted	$1.27	$1.59	$2.23	$2.35	$2.35
Weighted average number of shares outstanding:
Basic	18,167	18,281	17,877	17,772	17,656
Diluted	18,906	18,837	18,295	18,041	17,921
Other Data:
Net cash provided by operating activities	$36,756	$47,078	$70,438	$52,838	$59,414
Capital expenditures	$10,758	$22,454	$24,925	$35,014	$20,649
Stock-based compensation	$2,223	$2,805	$3,189	$3,818	$4,024
Adjusted net/Net course registrations(1)	198,392	259,389	341,669	402,205	409,719

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$74,866	$81,352	$119,006	$114,901	$94,820
Working capital(2)	$59,419	$60,417	$82,034	$86,004	$62,327
Total assets	$115,753	$141,839	$198,891	$237,603	$271,655
Stockholders’ equity	$82,018	$97,300	$133,833	$171,153	$207,069

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Net income attributable to common stockholders	$23,943	$29,868	$40,757	$42,323	$42,034
Interest (income), net	(94)	(111)	(109)	(135)	(309)
Income tax expense	16,017	20,265	22,211	26,528	25,645
Investment loss, net of taxes	—	—	—	86	67
Depreciation and amortization	5,231	6,502	9,239	11,146	13,508
EBITDA from continuing operations	$45,097	$56,524	$72,098	$79,948	$80,945

(1)
Net course registrations represent the aggregate number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty. For the years ended December 31, 2011, 2012 and 2013, one-credit lab courses were combined with their related three-credit courses.

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

Overview

American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to over 113,730 students through two subsidiaries. We provide exclusively online postsecondary education primarily directed at the needs of the military and public safety communities through American Public University System, or APUS, a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU.  We provide on-campus nursing education to students at four campuses in Ohio as well as online nursing education to serve the needs of the nursing and healthcare community, through National Education Seminars, Inc., which operates as Hondros College, Nursing Programs, or HCON.

Our operations are organized into two reportable segments:

•
Our American Public Education, Inc. segment, or APEI segment, which reflects the historical operations of APEI prior to the acquisition of HCON on November 1, 2013, operational activities at APUS and other corporate activities; and

•	Our Hondros College, Nursing Programs segment, or HCON segment, which reflects operational activities at HCON.

Since our founding as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, we have gradually broadened our focus to include other military communities, veterans, public safety, and certain other civilian professional communities. In 2002, we reorganized into a single university system, APUS, with two subsidiary institutions, AMU, which would appeal to military students, and APU, which would appeal to non-military students. On November 1, 2013, we acquired HCON, which is consistent with our long-term strategic plan to, in part, diversify our education business and expand health science and technology programs.

HCON offers a Diploma in Practical Nursing and an Associate Degree in Nursing at four campuses in Ohio, which are located in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland, as well as an online registered nurse to Bachelor of Science in Nursing completion program to students in 21 states. These programs are offered to approximately 1,330 students. Our results for 2013 only reflect HCON since the date of acquisition.

Course enrollments, or net course registrations, represent the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty.  APUS net course registrations, which include one-credit lab courses combined with their related three-credit course, increased at a compound annual growth rate or CAGR of 12% from 2011 to 2013. Over that same time, total revenue increased at a CAGR of 12%, from $260.4 million in 2011 to $329.5 million in 2013. We believe our growth continues to result from high student satisfaction and referral rates, as well as from the variety and affordability of our degree programs.

Net course registrations increased by 2% in 2013 over 2012, and our revenue increased from $313.5 million to $329.5 million, or by 5%, over the same time period, while operating margins decreased to 20.5% from 21.9% over the same time period. Net course registrations increased by 18% in 2012 over 2011, our revenue increased from $260.4 million to $313.5 million, or by 20%, over the same time period and operating margins decreased to 21.9% from 24.1% over the same time period. While we have experienced substantial growth in some recent periods, you should not rely on the results of any prior periods as an indication of our future growth in adjusted net course registrations or revenue as we do not expect that our historical growth rates are sustainable. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins.

Since APUS began participating in Title IV financial aid programs, or Title IV programs, of the Department of Education, or ED, a significant portion of our growth has been attributable to students using funds from those programs.  As a result, we have experienced a change in the composition of our student body, which has resulted, and will continue to result, in a need to provide a greater level of services to our students.  The HCON acquisition has further changed the composition of our student body, adding additional students using Title IV program funds, as well as students who attend classes at physical campuses. Our costs and expenses have increased due in part to increased general and administrative expenses related to these changes and primarily attributable to an increase in expenditures for financial aid processing, expenditures for technology required to support the increase in non-military students at APUS and increased bad debt primarily associated with non-military students at APUS.  In order to support the current student population at APUS and to provide the technology experience and access across a variety of platforms that we believe students will come to expect, we anticipate that we will continue to make significant investments in our technology infrastructure and financial aid processing capabilities, including in 2014. These investments will result in an increased level of spending, not all of which can be capitalized.

The change in the composition of our student body has also made it harder for us to make long-range forecasts about student enrollments.  We have had more difficulty forecasting the number of students who will enroll and have noticed a decrease in the predictability of the rate at which we convert leads into enrolled students, which we attribute, in part, to the growth in non-military students, and particularly the growth of non-military students from outside of public safety communities.  If we are unable to manage changes in the composition of our student body and control the growth of related expenditures, we may experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

In addition to the above factors related to Title IV programs and non-military students, beginning in 2011 we have observed that some students enroll or attempt to enroll solely to obtain funds from Title IV programs, and some students who might not otherwise pursue a degree or certificate are attracted to enroll in our programs because of the economic hardships resulting from the current economic climate and the availability of Title IV funds.  We believe these students may be more likely than other students to cease pursuing a degree or certificate due to other factors, such as becoming employed or not having the level of commitment necessary to complete successfully the required coursework. As described more fully above in “Risk Factors - Risks Related to Our Business,” we have also been the target of fraudulent activities by outside parties with respect to student enrollment and Title IV programs, and as we continue to grow we may be susceptible to an increased risk of such activities. We are not able to estimate the number of students who fall into these enrollment categories, and our ability to estimate the impact on our enrollments over time is limited, as is our ability to estimate any additional impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV student loans.

On August 2, 2011, Congress passed the Budget Control Act of 2011, which put into place a series of automatic federal budget cuts known as sequestration. The budget cuts, or sequestration, impact certain federal student aid programs, as well as DoD tuition assistance programs. The Pell Grant program was specifically exempted from the effects of sequestration in fiscal year 2013, and the Consolidated Appropriations Act of 2014 increased the maximum award to $5,730 in the 2014-2015 award year, but the Pell Grant program could be subject to cuts in the future. While sequestration does not otherwise change the amount or terms or conditions of Direct Loan Program loans, including Stafford Loans and PLUS Loans, it raises the loan fee paid by borrowers for Direct Loan Program loans disbursed after March 1, 2013. Cuts to ED’s administrative budget could lead to delays in student eligibility determinations and delays in origination and processing of federal student loans. As a result of sequestration, the amounts available under DoD tuition assistance programs could also be significantly curtailed or even eliminated, and the time for the various services to process requests for tuition assistance could be lengthened. These events could make it more difficult for students to obtain funding for an APUS education, either in a timely manner or at all, and would have an adverse effect on our results of operations.

In March 2013, in response to automatic, across-the-board reductions in federal spending (also known as “sequestration”), each of the military services suspended new enrollments in DoD tuition assistance programs. As a result of Congressional action, each of the services reinstated enrollments in DoD tuition assistance programs in April 2013. However, our results of operations in the second quarter of 2013 were negatively impacted by these actions, resulting in what we believe were fewer enrollments from service members than otherwise would have been expected. In October 2013, DoD tuition assistance programs were temporarily suspended as a result of the U.S. government partial shutdown. On October 1, 2013, prior to the government shutdown, APUS course registrations for October 2013 were approximately 41,200. As of October 14, 2013, however, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012.  We believe that many of these dropped registrations resulted from the suspension of DoD tuition assistance programs. After the government shutdown ended, DoD resumed its tuition assistance programs; however we do not believe that the registrations for subsequent months served to replace, or make up, all of the registrations that were dropped.

While DoD tuition assistance programs were reinstated and the government shutdown ended, budgetary pressures remain, and we do not know the full scale of future actions that may be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits (or both) available under those programs or enacting new restrictions on participation in those programs.  If funds available under DoD tuition assistance programs are reduced or eliminated, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended, or the Post-9/11 GI Bill, through the “Top-Up” program. The “Top-Up” program allows active-duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of DoD tuition assistance that is paid by the military for the course. However, we do not know whether in the long-term service members would be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources would lead to service members deciding not to enroll or enrolling at a slower rate.

Our key financial results metrics:

Revenues

In reviewing our revenues we consider the following components: net course registrations; tuition we charge; tuition net of scholarships; and other fees.

Net course registrations and enrollment.   For financial reporting and analysis purposes, APUS measures its student population in terms of aggregate course enrollments, or net course registrations and enrollment. Net course registrations, which include one-credit lab courses combined with their related three-credit courses, represent the aggregate number of classes in which students remain enrolled after the date by which they may drop the course without financial penalty.   HCON measures student population in terms of student enrollments.  Student enrollment represents the number of students enrolled in one or more  courses after the date by which they may drop the course without financial penalty.

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

In recent years, in part because our students can access Title IV programs, we have been increasing our focus on public safety professionals and other civilian markets. Title IV programs require participating students to take more courses per semester than students participating in Department of Defense, or DoD, tuition assistance programs. As a result, we expect that our increased focus on markets that utilize Title IV programs may cause the average number of courses per student per semester to increase.

Tuition.   Providing affordable programs is an important element of our strategy for growth. Since 2000, APUS has not raised undergraduate tuition and has only increased graduate tuition by modest amounts in 2007, 2010 and 2011. Tuition, fees and books at HCON are also designed to be affordable and competitive with other similar institutions offering the same level of flexibility, accessibility and student experience.

Net tuition.   Tuition revenues vary from period to period based on the aggregate number of students attending classes and the number of classes they are attending during the period, as well as the number of students starting classes each month during the period and the timing of the start of a class each month or term. Tuition revenue is adjusted to reflect amounts for students who withdraw from a course in the month or term the withdrawal occurs. We also provide scholarships to certain students to assist them financially with their education goals. The cost of these scholarships is netted against tuition revenue in the period incurred for purposes of establishing net tuition revenue. Scholarships typically represent less than 1% of revenues.

Other fees.   Other fees include charges for transcript credit evaluation, which involves assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit. A technology fee of $50 per course was also implemented at APUS for course registrations beginning after September 1, 2012. The technology fee is earned over the length of the course. However, APUS provides a grant to cover the fee for active duty military, national guard and reserve personnel, and for anyone using DoD tuition assistance benefits. The grant also covers the fee for students using VA education benefits.  For the year ended December 31, 2013, technology fee revenue was approximately $7,286,000, or 2.2% of revenue.

APUS students are also charged completion, late registration, transcript request and comprehensive examination fees, when applicable. HCON students are charged application, enrollment, and graduation fees, when applicable. In accordance with Emerging Issues Tasks Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 605, other fees also includes book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor.

Costs and Expenses

We categorize our costs and expenses as (i) instructional costs and services, (ii) selling and promotional, (iii) general and administrative, and (iv) depreciation and amortization.

Instructional costs and services.   Instructional costs and services are expenses directly attributable to the educational services we provide our students. This expense category includes salaries and benefits for full-time faculty, administrators and academic advisors, and costs associated with part-time faculty. Instructional costs and services expenses also includes costs associated with academic records and graduation, as well as other university services such as evaluating transcripts.

At APUS, instructional costs and services also includes expenses related to our undergraduate book grant program and instructional pay for part-time faculty that is primarily dependent on the number of students taught.

Selling and promotional.   Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to new enrollments and current students. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the number of advertising initiatives for new and existing academic programs. We believe the availability of Title IV program funds to students has increased our marketability in non-military markets, but the nature of these markets and the rising cost of internet and other advertising has caused our student acquisition costs to increase.  As we continue to focus on students using Title IV funds outside of public service communities, this trend may continue and our student acquisition costs may increase.

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

Depreciation and amortization.   We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software and program development on a straight-line basis over the estimated useful lives of the assets.  In addition, we incur depreciation and amortization expenses for the amortization of identified intangible assets with a definite life resulting from the acquisition of HCON on November 1, 2013.

Interest Income, Net

Interest income, net consists primarily of interest income earned on cash and cash equivalents, net of any interest expense.

Equity Investment Loss, Net of Tax

Equity investment loss, net of tax in 2013 consists primarily of our proportional share of after-tax earnings or losses attributable to our investments in certain companies.  We use the equity method of accounting for an investment in a company in which our ownership is 20% or greater but less than or equal to 50% or when we have the ability to exercise significant influence over operating and financial policies of the investment. We refer to these companies as investees.

Under the equity method, our investments in and amounts due to and from an investee are included in the consolidated balance sheets. Our share of the investee’s earnings or losses are included in the consolidated statement of income as equity investment income (loss), net of tax. Dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statement of cash flows. Additionally, when circumstances warrant, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

As of December 31, 2013, our equity method investments include an approximate 19.9% investment in preferred stock of NWHW Holdings, Inc., or NWHW Holdings, a holding company that operates New Horizons Worldwide, Inc., and an investment in preferred stock of Fidelis Education, Inc., or Fidelis, representing approximately 21.6% of its fully diluted equity.  In connection with these investments, we are entitled to certain rights, including right to representation on the boards of directors of NWHW Holdings and Fidelis Education.

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

A summary of our critical accounting policies follows:

Revenue recognition.   We record all tuition as deferred revenue when a student begins a class or starts a term. At the beginning of each class or term, revenue is recognized on a pro rata basis over the period of the class or term, which is either eight or sixteen week periods at APUS and quarterly terms at HCON. This results in our balance sheet including future revenues that have not yet been earned as deferred revenue for classes and terms that are in progress.

Revenue Recognition - American Public University System.

APUS students who request to be placed on program hold are required to complete or withdraw from the courses prior to being placed on hold. Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit, and a technology fee of $50 per course.  APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs or VA education benefits. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with FASB ASC Topic 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also include book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor.

Tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program that remits payments directly us. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been earned by us is presented as deferred revenue in the accompanying balance sheet.

APUS refunds 100% of tuition for courses that are dropped by students before the conclusion of the first seven days of a course. Because courses begin the first Monday of every month and penalty free drops occur by the second Monday of every month, we do not recognize revenue for dropped courses.  After a course begins and if a student does not drop their course, the following refund policy is used:

8-Week Course - Tuition Refund Schedule

Withdrawal Request	Date Tuition Refund Percentage
Before or During Week 1	100%
During Week 2	75%
During Weeks 3 and 4	50%
During Weeks 5 through 8	No Refund

16-Week Course - Tuition Refund Schedule

Withdrawal Request	Date Tuition Refund Percentage
Before or During Week 1	100%
During Week 2	100%
During Weeks 3 and 4	75%
During Weeks 5 through 8	50%
During Weeks 9 through 16	No Refund

Revenue Recognition - Hondros College, Nursing Programs.

HCON course tuition is recorded as deferred revenue and accounts receivable at the time students begin a term.  Students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer.  These other payment options include payments by sponsors, financial aid, alternative loans, or payment plan options. When a student remits payment after a class has begun, accounts receivable is reduced.  If one of the various other payment options are confirmed as secured, the student is allowed to start the term.  Students have access to their statements on the student portal prior to the start of the term.  Sponsor invoices are prepared and sent according to their billing terms.  All financial aid is awarded prior to the start of the term and request for authorization of disbursement begins in the first week of the term.  Tuition revenue for the term in progress that has not been yet earned by us is presented as deferred revenue in the accompanying balance sheet.

HCON refund policy complies with the rules of the Ohio State Board of Career Colleges and Schools and is applicable to each term.  For a course with an on-campus or other in-person component, the date of withdrawal is determined by a student’s last attended day of clinical offering, laboratory session, or lecture. For an online course, the date of withdrawal is determined by a student’s last submitted assignment the course.

Withdrawal Request	Date Tuition Refund Percentage
During first full calendar week of the quarter	75%, plus registration fee
During second full calendar week of the quarter	50%, plus registration fee
During third full calendar week of the quarter	25%, plus registration fee
During fourth full week of the quarter	No Refund

Additional refund policies may apply to students of certain states in accordance with certain state and other local regulations.

Accounts receivable.   Course tuition is recorded as deferred revenue and accounts receivable at the time students begin a class or term. Students may remit tuition payments at any time or they may elect various payment options, which can delay the receipt of payment up until the class or term starts or longer. These other payment options include payments by sponsors, financial aid, alternative loans, or a tuition assistance program that remits payments directly to us. When a student remits payment after a class or term has begun, accounts receivable is reduced. If payment is made prior to the start of class or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when classes start or allowed to start the term. If one of the various other payment options are confirmed as secured, the student is provided access to the online classroom or allowed to start the term.  If no receipt is confirmed or payment option secured, the student will be dropped from the online class or not allowed to start the class. Therefore, billed amounts represent invoices that have been prepared and sent to students or their sponsor, lender, financial aid, or tuition assistance program according to the billing terms agreed upon in advance.

DoD tuition assistance programs are billed by branch of service on a course-by-course basis when a student starts class, whereas Title IV programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment and the company’s historical allowance considerations.  Consideration is also given to any specific known risk areas among the existing accounts receivable balances.  Recoveries of receivables previously written off are recorded when received. We do not charge interest on our past due accounts receivable.

Property and equipment.   All property and equipment are carried at cost less accumulated depreciation, except the acquired assets of HCON, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Our proprietary system, Partnership At a DistanceTM, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the project have been capitalized in accordance with FASB ASC Topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. We capitalize the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Investment. On September 30, 2012, we made a $6.8 million investment in preferred stock of NWHW Holdings, which operates New Horizons, representing approximately 19.9% of the fully diluted equity of NWHW Holdings.  New Horizons is a global IT training company operating over 300 locations around the world through franchise arrangements in 45 states and 70 countries.  In connection with the investment, we are entitled to certain rights, including right to representation on the board of directors of NWHW Holdings. We recorded the investment under the equity method and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On February 20, 2013, we made a $4.0 million investment in preferred stock of Fidelis Education, representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a technology platform that is being designed to assist working adult students with education advising and career mentoring services as they pursue college degrees. In connection with the investment, we are entitled to certain rights, including right to representation on the board of directors of Fidelis Education. We recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On November, 1, 2013, we acquired all of the outstanding common stock of HCON for an adjusted aggregate purchase price of approximately $46.3 million. HCON is a wholly owned subsidiary of APEI as a result of the acquisition.

Note Receivable. In connection with our minority investment in NWHW Holdings, Inc., we extended $6.0 million in credit to New Horizons in exchange for a subordinated note. The note is interest only and matures on September 28, 2018.   Interest is payable monthly at a rate of 5.0% per annum during the first five years of the note and monthly at a rate of 6.0% per annum in the sixth year. We evaluate the loan receivable by analyzing the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Income taxes.   Deferred taxes are determined using the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. As those differences reverse, they will enter into the determination of future taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation.   Prior to 2012, we used a mix of stock options and restricted stock, but in 2012 and  2013 we did not issue stock options. We apply FASB ASC Topic 718, Share-Based Payment, which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options.

For stock option awards, we have selected the Black-Scholes option pricing model to estimate their fair value on the date of grant. Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Prior to 2012, we calculated the expected term of stock option awards using the “simplified method” as defined by Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because we lacked historical data and were unable to make reasonable expectations regarding the future.

For restricted stock awards, we also estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB Topic 718.

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we are permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test.

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

Our goodwill and other intangibles by reporting unit are summarized below:

	Annual Impairment Test Date	Goodwill as of December 31,		Other Intangibles as of December 31,

($ in thousands)		2013	2012	2013	2012
American Public Education, Inc.	NA	$—	$—	$—	$—
Hondros College, Nursing Programs1	NA	38,148	—	8,082	—
Total		$38,148	$—	$8,082	$—

(1) Effective November 1, 2013, we acquired Hondros College, Nursing Programs, which resulted in recognizing $38.1 million of goodwill and an $8.1 million other intangibles.  We will conduct an annual goodwill impairment test on the anniversary date of the acquisition.

Recent Accounting Pronouncements

There have been no applicable announcements since our last annual report.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2011	2012	2013
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	36.6%	35.2%	34.2%
Selling and promotional	17.2%	19.1%	19.9%
General and administrative	18.6%	20.3%	21.3%
Depreciation and amortization	3.5%	3.5%	4.1%
Total costs and expenses	75.9%	78.1%	79.5%
Income from operations before interest income and income taxes	24.1%	21.9%	20.5%
Interest income, net	—%	0.1%	0.1%
Income from operations before income taxes	24.1%	22.0%	20.6%
Income tax expense	8.5%	8.5%	7.8%
Equity investment loss, net of taxes	—%	—%	—%
Net income	15.6%	13.5%	12.8%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were $329.5 million, an increase of 5% from $313.5 million for the year ended December 31, 2012. Net course registrations at APUS increased 2% to 409,700 in 2013 from 402,200 in 2012. The increase in net course registrations was primarily attributable to increased marketing efforts to non-military students interested in the affordability and diversity of our academic programs, to the implementation of our technology fee in September 2012 and to some degree as a result of students who enrolled solely to obtain funds from Title IV programs and some students who might not otherwise pursue a degree or certificate but are attracted to enroll in our programs because of the availability of these funds and economic hardships resulting from today’s economic climate.

We believe that net course registrations and revenues in the second quarter and fourth quarter of 2013 were negatively impacted, in part, by the temporary suspensions of DoD tuition assistance programs in March and October 2013, resulting in fewer enrollments and less tuition revenue from service members than otherwise would have been expected.  While those programs were reinstated, budgetary pressures remain, and we do not know what future action will be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits (or both) available under those programs or enacting new restrictions on participation in those programs. Any such changes, or any other reduction in the funding for DoD tuition assistance programs, could have a material adverse effect on our operations, as described more fully above in “Risk Factors - Risks Related to Our Business.”

Revenues in 2013 also included $3.8 million in revenues from HCON since the date of acquisition.

Costs and Expenses

Costs and expenses were $262.1 million for the year ended December 31, 2013, an increase of $17.4 million, or 7%, compared to $244.7 million for prior year ended December 31, 2012. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues increased to 79.5% in 2013 from 78.1% in 2012. Similarly, our income before interest income and income taxes, or our operating margin, decreased to 20.5% from 21.9% over that same period. This increase in costs and expenses as a percentage of revenues and decrease in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue increased primarily as a result of increases in selling and promotional expenses attributable to higher advertising costs and costs associated with attracting non-military students, and an increase in general and administrative expenses related to higher expenditures for information technology, as well as slowing revenue growth due, in part, to the temporary suspension of DoD tuition assistance programs in March and October 2013.

Instructional costs and services.   Instructional costs and services expenses for the year ended December 31, 2013 were $112.8 million, representing an increase of 2% from $110.2 million for the year ended December 31, 2012. This increase was related to an increase in the number of classes offered due to the increase in net course registrations at APUS. Instructional costs and services expense as a percentage of revenues decreased to 34.2% in 2013 from 35.2% in 2012. This decrease was primarily due to the number of full-time academic support staff at APUS increasing at a slower rate than revenue and lower textbook costs.

Selling and promotional.   Selling and promotional expenses for the year ended December 31, 2013 were $65.7 million, representing an increase of 10% from $59.8 million for the year ended December 31, 2012. This increase was primarily due to an increase in the cost of  internet and other advertising for APUS. Selling and promotional expenses as a percentage of revenues increased to 19.9% in 2013 from 19.1% in 2012 due to an increase in the cost of  internet and other advertising, as well as slowing revenue growth due, in part, to the temporary suspension of DoD tuition assistance programs in March and October 2013.

General and administrative.   General and administrative expenses for the year ended December 31, 2013 were $70.1 million, representing an increase of 10% from $63.6 million for the year ended December 31, 2012. The increase in expenditures was primarily due to cost associated with an increase in non-military students and increased expenditures for information technology at APUS. General and administrative expenses as a percentage of revenues increased to 21.3% in 2013 from 20.3% in 2012. This increase was primarily due to cost associated with an increase in non-military students and slowing revenue growth at APUS due, in part, to the temporary suspension of DoD tuition assistance programs in March and October 2013.

Bad debt expense increased from  $13.6 million in 2012 to $14.3 million in 2013, or approximately 4.3% of revenue in 2012 and approximately 4.3% of revenue in 2013. The increase in bad debt expense is due to non-military students that utilize funds from Title IV programs and that do not complete their academic period, resulting in a return of federal student aid and a resulting unpaid balance due directly from the student, which in turn can result in bad debt.

Depreciation and amortization.   Depreciation and amortization expenses were $13.5 million for the year ended December 31, 2013, compared with $11.1 million for the year ended December 31, 2012. This 22% increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base that includes, among other items, an increase in expenses related to a new administrative facility constructed in 2012.

Stock-based compensation.   Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for the year ended December 31, 2013 was $4.0 million in the aggregate, representing an increase of 5% from $3.8 million for the year ended December 31, 2012. The increase in stock-based compensation expense is primarily attributable to an increase in new restricted stock grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2012	2013
Instructional costs and services	$896	$876
Selling and promotional	378	444
General and administrative	2,544	2,704
Total stock-based compensation expense	$3,818	$4,024

 Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2013 and 2012 of $25.6 million and $26.5 million, respectively, or effective tax rates of 37.9% and 38.5%, respectively.   The decrease in the effective tax rate is related to a change in state income tax apportionment to lower tax rate jurisdictions.

Net Income

Net income was $42.0 million for the year ended December 31, 2013, compared to net income of $42.3 million for the year ended December 31, 2012, a decrease of 1% or $0.3 million. This decrease was related to the factors discussed above.

Operating Results by Reportable Segment

The table below details our operating results by reportable segment for the periods indicated:

	Year Ended December 31,
($ in thousands)	2012	2013	$ Change	% Change
Revenue
American Public Education, Inc.	$313,516	$325,678	$12,162	4%
Hondros College, Nursing Programs	—	3,801	3,801	—
Total Revenue	$313,516	$329,479	$15,963	5%
Income from continuing operations before interest income and income taxes
American Public Education, Inc.	$68,802	$67,161	$(1,641	(2)%
Hondros College, Nursing Programs	—	276	276	—
Total income from continuing operations before interest income and income taxes	$68,802	$67,437	$(1,365)	(2)%

APEI Segment.

The 4% increase to approximately $325.7 million in revenue in our APEI segment was primarily attributable to higher net course registrations.  Net course registrations increased to 409,700 during the year 2013, an increase of 2% compared to the same period of 2012. Income from continuing operations before interest income and income taxes was approximately $67.2 million or approximately flat compared to the same period of 2012 as a result of expenses increasing at a faster rate than revenue.

HCON Segment.

Our HCON segment reflects the operations of HCON, which was acquired effective November 1, 2013.  We did not consolidate the financial results of the segment prior to this date.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues for the year ended December 31, 2012 were $313.5 million, an increase of 20% from $260.4 million for the year ended December 31, 2011. Net course registrations increased 18% to 402,200 in 2012 from 341,700 in 2011. The increase in adjusted net course registrations was primarily attributable to increased marketing efforts to civilian students interested in the affordability and diversity of our academic programs, and to some degree to an increase in students who enrolled solely to obtain Title IV funds and an increase in students who might not otherwise pursue a degree or certificate but are attracted to enroll because of the availability of Title IV funds.

Costs and Expenses

Costs and expenses were $244.7 million for the year ended December 31, 2012, an increase of $47.2 million, or 24%, compared to $197.5 million for prior year ended December 31, 2011. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues increased to 78.1% in 2012 from 75.9% in 2011. Similarly, our income before interest income and income taxes, or our operating margin, decreased to 21.9% from 24.1% over that same period. This increase in costs and expenses as a percentage of revenues and decrease in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue increased due to increased general and administrative expenses primarily attributable to an increase in expenditures for financial aid processing fees, expenditures for technology required to support the increase in civilian students and regulatory changes, and increased bad debt primarily associated with our civilian students.

Instructional costs and services.   Instructional costs and services expenses for the year ended December 31, 2012 were $110.2 million, representing an increase of 16% from $95.2 million for the year ended December 31, 2011. This increase was directly related to an increase in the number of classes offered due to the increase in net course registrations. Instructional costs and services expense as a percentage of revenues decreased to 35.2% in 2012 from 36.6% in 2011. This decrease was primarily due to the number of full-time academic support staff increasing at a slower rate than revenue.

Selling and promotional.   Selling and promotional expenses for the year ended December 31, 2012 were $59.8 million, representing an increase of 34% from $44.7 million for the year ended December 31, 2011. This increase was primarily due to an increase in internet advertising and introduction of radio and television advertising campaigns targeting our APU brand. Selling and promotional expenses as a percentage of revenues increased to 19.1% in 2012 from 17.2% in 2011 due to our marketing the APU brand to generate a greater number of net registrations from civilian students.

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

Depreciation and amortization.   Depreciation and amortization expenses were $11.1 million for the year ended December 31, 2012, compared with $9.2 million for the year ended December 31, 2011. This represents an increase of 20.7%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base.

Stock-based compensation.   Stock-based compensation included in instructional costs and services, selling and promotional and general and administrative expense for the year ended December 31, 2012 was $3.8 million in the aggregate, representing an increase of 19% from $3.2 million for the year ended December 31, 2011. The increase in stock-based compensation expense is primarily attributable to an increase in new stock options and restricted stock grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2011	2012
Instructional costs and services	$893	$896
Selling and promotional	324	378
General and administrative	1,972	2,544
Total stock-based compensation expense	$3,189	$3,818

 Income Tax Expense

We recognized tax expense from continuing operations for the year ended December 31, 2012 and 2011 of $26.5 million and $22.2 million, respectively, or effective tax rates of 38.5% and 35.3%, respectively. This increase  is primarily due to the state tax and research and development tax credit studies that were completed during the third quarter of 2011. The state tax study was undertaken to refine our allocation of income to various states. The research and development tax credit study was completed to claim the credit for our increased software development activities qualifying under the tax law.  In addition, we claimed energy tax credits in connection with solar panel and charging stations for the facility in Charles Town.

Net Income

Net income was $42.3 million for the year ended December 31, 2012, compared to net income of $40.8 million for the year ended December 31, 2011, an increase of 4% or $1.5 million. This increase was related to the factors discussed above.

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our eight last quarters ended December 31, 2013. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Dollars in thousands) (Unaudited)
Statement of Operations Data:
Revenues	$75,822	$74,572	$77,122	$86,000	$83,840	$80,925	$81,777	$82,937
Costs and expenses:
Instructional costs and services	27,853	26,249	26,436	29,654	28,405	27,207	28,139	29,033
Selling and promotional	14,371	14,475	14,430	16,485	16,539	16,045	15,989	17,114
General and administrative	16,072	16,141	15,978	15,424	17,479	17,158	16,766	18,660
Depreciation and amortization	2,656	2,715	2,760	3,015	3,207	3,312	3,376	3,613
Total costs and expenses	60,952	59,580	59,604	64,578	65,630	63,722	64,270	68,420
Income before taxes	14,870	14,992	17,518	21,422	18,210	17,203	17,507	14,517
Interest income, net	21	(34)	30	118	64	88	77	80
Income before income taxes	14,891	14,958	17,548	21,540	18,274	17,291	17,584	14,597
Income tax expense (benefit)	5,808	5,717	6,724	8,279	6,850	6,543	6,612	5,640
Investment income (loss), net of taxes	$—	$—	$—	$(86)	$(48)	$2	$(61)	$40
Net income	$9,083	$9,241	$10,824	$13,175	$11,376	$10,750	$10,911	$8,997
Other Data:
Stock-based compensation	$1,014	$917	$940	$947	$1,015	$968	$1,022	$1,019
Net cash provided by operating activities	$14,849	$7,849	$11,798	$18,342	$20,603	$14,037	$19,559	$7,003
Capital expenditures	$6,577	$12,371	$9,562	$6,504	$5,947	$4,974	$4,172	$6,185
Net course registrations	101,000	92,900	103,000	105,300	109,700	99,500	105,200	95,400

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the years ended December 31, 2013 and 2012 primarily through cash provided by operating activities. Cash and cash equivalents were  $94.8 million and $114.9 million at December 31, 2013 and 2012, respectively.

We derive a significant portion of our revenues from DoD tuition assistance programs. Generally, funds from these programs are received within 60 days of the start of the classes or term to which they relate. A growing source of our revenue is derived from our participation in Title IV programs, for which disbursements are governed by ED regulations. We have typically received disbursements under these programs within 30 days of the start of the applicable class.

These factors, together with the number of classes starting each month or term, affect our operational cash flow. Our costs and expenses have increased with the increase in the percentage of our non-military students, and we expect to fund these expenses through cash from operations.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $59.4 million, $52.9 million and $70.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in cash flow from operations was primarily due to the timing differences related to the remittance of tuition assistance payments by the DoD in 2012 and 2013, which decreased accounts receivable in 2013.

Investing Activities

Net cash used in investing activities was $69.2 million, $48.1 million and $25.2 million for the years ended December 31, 2013, 2012, and 2011 respectively. The increase in cash used in investing activities is primarily related to our investment in Fidelis Education and acquisition of HCON.  We expect that we will continue to incur expenses for investing activities and for enhancing our business capabilities.  In addition, we plan to continue exploring opportunities to invest in the education industry, which could include investments in and acquisitions of education related companies or companies developing new education technologies. Furthermore, capital expenditures may be higher in the future as a result of expenditures on technology and facilities.

Financing Activities

Net cash used in financing activities was $10.2 million for the year ended December 31, 2013 compared with net cash used in financing activities of $8.9 million and $7.6 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash used in financing activities was primarily related to a decrease in the excess tax benefit from stock based compensation of $0.9 million in 2013 compared with $2.9 million in 2012.

Contractual Commitments

We have various contractual obligations consisting of purchase obligations and operating leases.  Purchase obligations include agreements with consultants, construction contracts, contracts with third party service providers and other future contracts or agreements. The following table sets forth our future contractual obligations as of December 31, 2013 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	11,246	2,024	3,458	1,057	4,707
Purchase obligations	2,551	2,551	—	—	—
Total contractual obligations	$13,797	$4,575	$3,458	$1,057	$4,707

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011, 2012 or 2013. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition. We do not generally increase our undergraduate tuition rates; however, our costs do continually increase with inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2013.

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

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Public Education, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Public Education, Inc. and Subsidiaries’ internal control over financial reporting as of  December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 27, 2014, expressed an unqualified opinion on the effectiveness of American Public Education, Inc. and Subsidiaries’ internal control over financial reporting.

/s/  McGladrey LLP

McLean, Virginia

February 27, 2014

Consolidated Balance Sheets

	As of December 31,
	2012	2013
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$114,901	$94,820
Accounts receivable, net of allowance of $11,106 in 2012 and $13,175 in 2013	10,428	9,520
Prepaid expenses	4,290	5,598
Income tax receivable	4,953	3,215
Deferred income taxes	6,502	3,432
Total current assets	141,074	116,585
Property and equipment, net	82,840	90,733
Note receivable	6,000	6,000
Investments	6,664	10,597
Goodwill	—	38,148
Other assets, net	1,025	9,592
Total assets	$237,603	$271,655
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,251	$11,563
Accrued liabilities	12,042	17,866
Deferred revenue and student deposits	25,777	24,829
Total current liabilities	55,070	54,258
Deferred income taxes	11,380	10,328
Total liabilities	66,450	64,586
Commitments and contingencies (Note 4 and 8)
Stockholders’ equity:
Preferred Stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares - 100,000; 17,752 issued and outstanding in 2012; 17,578 issued and outstanding in 2013	178	176
Additional paid-in capital	157,449	164,913
Retained earnings	13,526	41,980
Total stockholders’ equity	171,153	207,069
Total liabilities and stockholders’ equity	$237,603	$271,655

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

	Year Ended December 31,
	2011	2012	2013
	(In thousands, except per share amounts)
Revenues	$260,377	$313,516	$329,479
Costs and expenses:
Instructional costs and services	95,216	110,192	112,784
Selling and promotional	44,713	59,761	65,687
General and administrative	48,350	63,615	70,063
Depreciation and amortization	9,239	11,146	13,508
Total costs and expenses	197,518	244,714	262,042
Income before interest income and income taxes	62,859	68,802	67,437
Interest income, net	109	135	309
Income from operations before income taxes	62,968	68,937	67,746
Income tax expense	22,211	26,528	25,645
Equity investment loss, net of tax	$—	$(86)	(67)
Net income	$40,757	$42,323	$42,034
Net income per common share:
Basic	$2.28	$2.38	$2.38
Diluted	$2.23	$2.35	$2.35
Weighted average number of shares outstanding:
Basic	17,877	17,772	17,656
Diluted	18,295	18,041	17,921

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)
								Retained
							Additional	Earnings	Total
	Preferred Stock		Common Stock		Repurchased Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2010	—	$—	18,592,588	$186	(682,046)	$(19,966)	$141,757	$(24,677)	$97,300
Stock issued for cash	—	—	155,472	1	—	—	909	—	910
Stock issued for director compensation	—	—	3,540	—	—	—	139	—	139
Repurchased shares of common and restricted stock from stockholders			(6,050)	—	(219,208)	(9,521)	(224)		(9,745)
Stock-based compensation	—	—	—	—	—	—	3,189	—	3,189
Repurchased and retired shares of common stock	—	—	(901,254)	(9)	901,254	29,487	—	(29,478)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	1,283	—	1,283
Net income	—	—	—	—	—	—	—	40,757	40,757
Balance as of December 31, 2011	—	—	17,844,296	178	—	—	147,053	(13,398)	133,833
Stock issued for cash	—	—	408,739	5	—	—	4,053	—	4,058
Stock issued for director compensation	—	—	3,098	—	—	—	116	—	116
Repurchased shares of common and restricted stock from stockholders	—	—	(10,697)	—	(493,491)	(15,399)	(457)	—	(15,856)
Stock-based compensation	—	—	—	—	—	—	3,818	—	3,818
Repurchased and retired shares of common stock			(493,491)	(5)	493,491	15,399	—	(15,399)	(5)
Excess tax benefit from stock based compensation	—	—	—	—	—	—	2,866	—	2,866
Net income	—	—	—	—	—	—	—	42,323	42,323
Balance as of December 31, 2012	—	—	17,751,945	178	—	—	157,449	13,526	171,153
Stock issued for cash	—	—	237,482	2	—	—	3,310	—	3,312
Stock issued for director compensation	—	—	2,802	—	—	—	104	—	104
Repurchased shares of common and restricted stock from stockholders	—	—	(20,540)	—	(394,064)	(13,584)	(839)	—	(14,423)
Stock-based compensation	—	—	—	—	—	—	4,024	—	4,024
Repurchased and retired shares of common stock	—	—	(394,064)	(4)	394,064	13,584	—	(13,580)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	865	—	865
Net income	—	—	—	—	—	—	—	42,034	42,034
Balance as of December 31, 2013	—	$—	17,577,625	$176	—	$—	$164,913	$41,980	$207,069

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Operating activities
Net income	$40,757	$42,323	$42,034
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired
Increase in allowance for bad debt	3,946	6,110	608
Depreciation and amortization	9,239	11,146	13,508
Stock-based compensation	3,189	3,818	4,024
Loss on disposal	44	91	62
Investment loss	—	86	67
Stock issued for director compensation	139	116	104
Deferred income taxes	(867)	161	2,018
Changes in operating assets and liabilities:
Accounts receivable	(3,176)	(7,039)	2,112
Prepaid expenses and other assets	(1,112)	1,080	(1,262)
Income tax receivable	(823)	(3,350)	1,738
Accounts payable	6,896	933	(5,903)
Accrued liabilities	5,137	(2,444)	5,047
Deferred revenue and student deposits	7,069	(107)	(4,743)
Net cash provided by operating activities	70,438	52,924	59,414
Investing activities
Capital expenditures	(24,925)	(35,014)	(20,649)
Equity investment	—	(6,750)	(4,000)
Note receivable	—	(6,000)	—
Acquisition, net of cash acquired	—	—	(44,356)
Capitalized program development costs and other assets	(307)	(328)	(244)
Net cash used in investing activities	(25,232)	(48,092)	(69,249)
Financing activities
Cash paid for repurchase of common/restricted stock	(9,745)	(15,861)	(14,423)
Cash received from issuance of common stock	910	4,058	3,312
Excess tax benefit from stock-based compensation	1,283	2,866	865
Net cash used in financing activities	(7,552)	(8,937)	(10,246)
Net increase (decrease) in cash and cash equivalents	37,654	(4,105)	(20,081)
Cash and cash equivalents at beginning of period	81,352	119,006	114,901
Cash and cash equivalents at end of period	$119,006	$114,901	$94,820
Supplemental disclosures of cash flow information
Income taxes paid	$22,619	$26,851	$21,014

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Nature of business.   American Public Education, Inc., or APEI, together with its subsidiaries (the “Company”) is a provider of online and campus-based postsecondary education to over 113,730 students that operates through two subsidiaries. American Public University System, Inc., or APUS, provides exclusively online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU and American Public University, or APU.  APUS is regionally accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools.  National Education Seminars, Inc., or NES, operates as Hondros College, Nursing Programs, or HCON, and  provides on-campus nursing education to students at four campuses in Ohio as well as online nursing education to serve the needs of the nursing and healthcare community.  HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools. HCON was acquired by APEI as of November 1, 2013.

All of the Company’s institutions are licensed or otherwise authorized to offer postsecondary education programs with state authorities as required and certified by the Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

The Company’s operations are organized into two reportable segments:

•
The American Public Education, Inc. segment, or APEI segment, which reflects the historical operations of APEI prior to the acquisition of HCON on November 1, 2013, operational activities at APUS and other corporate activities, and

•	The Hondros College, Nursing Programs segment, or HCON segment, which reflects operational activities at HCON.

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

Accounts receivable.   Course tuition is recorded as deferred revenue and accounts receivable at the time students begin a class or term. Students may remit tuition payments at any time or they may elect various payment options, which can delay the receipt of payment up until the class or term starts or longer. These other payment options include payments by sponsors, financial aid, alternative loans, or a tuition assistance program that remits payments directly to the subsidiary. When a student remits payment after a class or term has begun, accounts receivable is reduced. If payment is made prior to the start of class or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when classes start or allowed to start the term. If one of the various other payment options are confirmed as secured, the student is provided access to the online classroom or allowed to start the term.  If no receipt is confirmed or payment option secured, the student will be dropped from the online class or not allowed to start the class. Therefore, billed amounts represent invoices that have been prepared and sent to students or their sponsor, lender, financial aid, or tuition assistance program according to the billing terms agreed upon in advance.

DoD tuition assistance programs are billed by branch of service on a course-by-course basis when a student starts class, whereas Title IV programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment and the Company’s historical allowance considerations.  Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. We do not charge interest on our past due accounts receivable.

Property and equipment.   All property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Our proprietary system, Partnership At a DistanceTM, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with this system have been capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company capitalizes the costs for program development. Costs are transferred to property and equipment upon completion of each program and amortized using the straight line method over an estimated life not to exceed three years.

Investment. On September 30, 2012, the Company made a $6.8 million investment in preferred stock of NWHW Holdings, Inc., or NWHW Holdings, a holding company which operates New Horizons Worldwide, Inc., or New Horizons, representing approximately 19.9% of the fully diluted equity of NWHW Holdings.  New Horizons is a global IT training company operating over 300 locations around the world through franchise arrangements in 45 states and 70 countries.  In connection with the investment, the Company is entitled to certain rights, including right to representation on the board of directors of NWHW Holdings. The Company recorded the investment under the equity method and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a technology platform that is being designed to assist working adult students with education advising and career mentoring services as they pursue college degrees. In connection with the investment, the Company is entitled to certain rights, including right to representation on the board of directors of Fidelis Education. The Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On November, 1, 2013, the Company acquired all of the outstanding common stock of HCON for an adjusted aggregate purchase price of approximately $46.3 million. HCON is a wholly owned subsidiary of APEI as a result of the acquisition.

Note Receivable. In connection with the Company’s minority investment in NWHW Holdings, the Company extended $6.0 million in credit to New Horizons in exchange for a subordinated note. The note is interest only and matures on September 28, 2018. Interest is payable monthly at a rate of 5.0% per annum during the first five years of the note and monthly at a rate of 6.0% per annum in the sixth year. The Company evaluates the loan receivable by analyzing the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test.

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

Revenue recognition.   The Company records all tuition as deferred revenue when a student begins a class or starts a term. At the beginning of each class or term, revenue is recognized on a pro rata basis over the period of the class or term, which is either eight or sixteen week periods at APUS and quarterly terms at HCON. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for classes and terms that are in progress.

American Public University System.

APUS students who request to be placed on program hold are required to complete or withdraw from the courses prior to being placed on hold. Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit, and a technology fee of $50 per course.  APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs or VA education benefits. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with FASB ASC Topic 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also include book purchase commissions we receive for graduate student book purchases and ancillary supply purchases students make directly from our preferred book vendor. Tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program that remits payments directly to the Company. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been earned by the Company is presented as deferred revenue in the accompanying balance sheet.

APUS refunds 100% of tuition for courses that are dropped by students before the conclusion of the first seven days of a course. Because courses begin the first Monday of every month and penalty free drops occur by the second Monday of every month, the Company does not recognize revenue for dropped courses.  After a course begins and if a student does not drop their course, the following refund policy is used:

8-Week Course - Tuition Refund Schedule

Withdrawal Request	Date Tuition Refund Percentage
Before or During Week 1	100%
During Week 2	75%
During Weeks 3 and 4	50%
During Weeks 5 through 8	No Refund

16-Week Course - Tuition Refund Schedule

Withdrawal Request	Date Tuition Refund Percentage
Before or During Week 1	100%
During Week 2	100%
During Weeks 3 and 4	75%
During Weeks 5 through 8	50%
During Weeks 9 through 16	No Refund

Hondros College, Nursing Programs.

HCON course tuition is recorded as deferred revenue and accounts receivable at the time students begin a term.  Students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer.  These other payment options include payments by sponsors, financial aid, alternative loans, or payment plan options. When a student remits payment after a class has begun, accounts receivable is reduced.  If one of the various other payment options are confirmed as secured, the student is allowed to start the term.  Students have access to their statements on the student portal prior to the start of the term.  Sponsor invoices are prepared and sent according to their billing terms.  All financial aid is awarded prior to the start of the term and request for authorization of disbursement begin in the first week of the term.  Tuition revenue for the term in progress that has not been yet earned by the Company is presented as deferred revenue in the accompanying balance sheet.

HCON refund policy complies with the rules of the Ohio State Board of Career Colleges and Schools and is applicable to each term. For a course with an on-campus or other in-person component, the date of withdrawal is determined by a student’s last attended day of clinical offering, laboratory session, or lecture.  For an online course, the date of withdrawal is determined by a student's last submitted assignment in the course.

Withdrawal Request	Date Tuition Refund Percentage
During first full calendar week of the quarter	75%, plus registration fee
During second full calendar week of the quarter	50%, plus registration fee
During third full calendar week of the quarter	25%, plus registration fee
During fourth full week of the quarter	No Refund

Additional refund policies may apply to students of certain states in accordance with certain state and other local regulations.

Deferred revenue and student deposits at December 31, 2012 and 2013 consisted of the following:

	As of December 31,
	2012	2013
	(In thousands)
Deferred revenue	$15,093	$14,188
Student deposits	10,684	10,641
Total deferred revenue and student deposits	$25,777	$24,829

The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $2,155,000, $2,832,000 and $2,855,000 was provided for the years ended December 31, 2011, 2012 and 2013, respectively, and are included as a reduction to revenue in the accompanying statements of income.

Advertising costs.   Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2011, 2012 and 2013 were $29,306,000, $41,929,000 and $46,995,000 respectively, and are included in selling and promotion costs in the accompanying statements of income.

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

There were no material uncertain tax positions as of December 31, 2011, 2012 and 2013. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

Stock-based compensation.   The Company applies FASB ASC Topic 718, Share-Based Payment, which requires companies to expense share-based compensation based on fair value.

The following amounts of stock-based compensation have been included in the operating expense line-items indicated:

	Year Ended December 31,
	2011	2012	2013
		(in thousands)
Instructional costs and services	$893	$896	$876
Selling and promotional	324	378	444
General and administrative	1,972	2,544	2,704
Total stock-based compensation expense	$3,189	$3,818	$4,024

Income per common share.   Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share also increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.

There were no outstanding options to purchase common shares that were excluded in the computation of diluted net income per common share for the year ended December 31, 2011 and 2013.  There were 265,965 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2012.

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

Note 2.  Acquisition Accounting

On November, 1, 2013, APEI acquired all of the outstanding common stock of NES, which operates as Hondros College, Nursing Programs, or HCON, for an adjusted aggregate purchase price of approximately $46.3 million.  The HCON acquisition was accounted for under FASB ASC Topic 805 Business Combinations which requires the acquisition method to be used for all business combinations.  Under FASB ASC Topic 805, the assets and liabilities of an acquired company are reported at business fair value along with the fair value of unrecorded intangible assets at the date of acquisition. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed and the fair value assigned to identifiable intangible assets.  The purchase price allocation resulted in $38.1 million of goodwill, which is deductible for tax purposes.  Intangible assets are amortized over their estimated useful lives unless they are deemed to have an indefinite life.  Identified intangible assets with an indefinite life are trade name, accreditation, licensing and Title IV and affiliate agreements as they benefit the Company indefinitely.  Because HCON is wholly owned by APEI as a result of the acquisition, management has determined that push-down accounting is appropriate.

APEI and HCON have agreed to an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended, as it relates to the acquisition of HCON by APEI.  APEI’s investment in HCON includes a preliminary estimate of fair value of the obligation to the seller related to the 338(h)(10) election in the amount of $150,000.  This allocation of fair value will be adjusted when the actual amount is determined.

The fair value of identified intangible assets acquired was determined using one of the following three valuation methodologies:

•	Cost approach;
•	Income approach; or
•	Market approach.

		December 31, 2013
Fair value consideration transferred:
Cash		$45,897
Post Close Working Capital Adjustment		231
Preliminary Fair Value of IRC 338(h)(10) election		150
Total fair value consideration transferred		$46,278

Recognized amounts of identifiable tangible assets acquired and liabilities assumed:
Assets acquired		$4,834
Liabilities assumed		4,786
Assets acquired in excess of liabilities assumed		$48

	Useful Life
Recognized identified intangible assets:
Student contracts and relationships	6 years	$3,870
Trade name		1,998
Curricula	3 years	405
Accreditation, licensing and Title IV		1,686
Affiliate agreements		37
Non-compete agreements	5 years	86
Total recognized identified intangible assets		$8,082

Goodwill		38,148

Note 3. Property and Equipment

Property and equipment at December 31, 2012 and 2013 consisted of the following:

	Useful Life	2012	2013
		(in thousands)
Land	—	$6,863	$8,196
Building and building improvements	27.5 - 39 years	44,512	47,420
Leasehold improvements	up to 10 years	2,125	2,179
Office equipment	5 years	2,306	2,500
Computer equipment	3 years	16,098	18,777
Furniture and fixtures	7 years	6,778	7,476
Vehicles	5 years	107	107
Software development	5 years	39,577	51,755
Program development	3 years	2,918	3,162
		121,284	141,572
Accumulated depreciation and amortization		38,444	50,839
		$82,840	$90,733

During the years ended December 31, 2011, 2012 and 2013, the Company recorded depreciation expense of $9,089,000, $10,996,000 and $13,225,000, respectively.  In addition, the Company recorded $150,000 in amortization expense during the years ended December 31, 2011 and 2012, and $283,000 during the year ended December 31, 2013, related to other assets.

Note 4. Operating Leases

APEI leases office space in Virginia and West Virginia under operating leases that expire through September 2018. HCON operates on campuses in the suburban areas of Cincinnati, Ohio (West Chester), Columbus, Ohio (Westerville), Dayton, Ohio (Fairborn) and Cleveland, Ohio (Independence)  under operating leases that expire through June 2023.  Rent expense related to APEI’s operating leases amounted to $1,634,000, $1,656,000 and $1,647,000 for the years ended December 31, 2011, 2012 and 2013, respectively.  Rent expense related to HCON’s operating leases amounted to approximately $317,000 for the year ended December 31, 2013. HCON was acquired by APEI on November 1, 2013.

The minimum rental commitment under the operating leases is due as follows:

Years Ending December 31,
(in thousands)
2014	$2,024
2015	1,280
2016	1,083
2017	1,095
2018 and beyond	5,764
Total minimum rental commitment	$11,246

Note 5. Income Taxes

 The components of the income tax expense for the years ended December 31, 2011, 2012 and 2013 were as follows:
	2011	2012	2013
		(in thousands)
Current income tax expense:
Federal	$20,790	$22,937	$20,533
State	2,288	3,430	3,094
	23,078	26,367	23,627
Deferred tax expense:
Federal	(290)	150	1,858
State	(577)	11	160
	(867)	161	2,018
	$22,211	$26,528	$25,645

The tax effects of principal temporary differences are as follows:

	2012	2013
	(in thousands)
Deferred tax assets:
Property and equipment	$2,925	$5,472
Stock option compensation expense	1,765	1,685
Allowance for doubtful accounts	4,211	4,432
Accrued vacation and severance	485	542
Restricted stock	863	1,180
Investment	41	(39)
	10,290	13,272
Deferred tax liabilities:
Income tax deductible capitalized software development costs	(14,346)	(18,626)
Prepaid expenses	(822)	(1,542)
	(15,168)	(20,168)
	$(4,878)	$(6,896)

 The deferred tax amounts above have been classified on the accompanying balance sheets as of December 31, 2012 and 2013, as follows:

	2012	2013
	(in thousands)
Current assets	$6,502	$3,432
Non-current liabilities	$(11,380)	$(10,328)

Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to permanent tax differences, research and development tax credits related to capitalized software development costs, energy tax credits and the application of state apportionment laws, as follows:

	2011		2012		2013
	Amount	%	Amount	%	Amount	%
			(in thousands)
Tax expense at statutory rate	$22,039	35.00	$24,135	35.00	$23,688	35.00
State taxes, net	1,112	1.77	2,241	3.25	2,069	3.06
Permanent differences	96	0.15	154	0.22	(275)	(0.41)
Other	(1,036)	(1.65)	(2)	—	163	0.24
	$22,211	35.27	$26,528	38.47	$25,645	37.89

Permanent differences in the table above are mainly attributable to nondeductible meals and entertainment expenses and non-deductible employer contributions to the American Public Education, Inc. Employee Stock Purchase Plan, or “ESPP”.

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

The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For federal and state tax purposes, tax years 2010-2012 remain open to examination.

Note 6. Other Employee Benefits

The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to all of its eligible employees. The participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions. On June 20, 2008, the Company filed a Form S-8 to register 100,000 shares of common stock that may be purchased in the open market and subsequently issued pursuant to the retirement plan. The Company made discretionary contributions to the plan of  $2,015,000, $2,447,000 and $2,753,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan, or ESPP. The ESPP was implemented effective July 1, 2008, with quarterly enrollment periods. Participants may only enter the plan and establish their withholdings at the start of an enrollment period. They may withdraw from the plan and end payroll deductions any time up to five days before the purchase date and funds will be returned to them. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually (or the value of the common stock cannot exceed $25,000). The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 100,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2011, 2012 and 2013 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2011	4,158	$40.45	$34.38	25,239
June 30, 2011	3,739	$44.51	$37.83	24,977
September 30, 2011	5,655	$34.00	$28.90	28,841
December 31, 2011	4,113	$43.29	$36.79	26,693
Total/Weighted Average	17,665	$39.90	$33.92	105,750
March 31, 2012	4,749	$38.00	$32.30	$27,069
June 30, 2012	6,214	$32.00	$27.20	$29,827
September 30, 2012	4,517	$36.43	$30.97	$24,663
December 31, 2012	5,093	$36.12	$30.70	$27,604
Total/Weighted Average	20,573	$35.38	$30.07	$109,163
March 31, 2013	4,760	$34.89	$29.66	$24,895
June 30, 2013	4,726	$37.16	$31.59	$26,324
September 30, 2013	4,226	$37.80	$32.13	$23,939
December 31, 2013	4,556	$43.47	$36.95	$29,699
Total/Weighted Average	18,268	$38.29	$32.55	$104,857

Note 7. Stockholders’ Equity

Stock Incentive Plans

On March 15, 2011, the Company’s board of directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan, and APEI’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, APEI ceased making awards under the 2007 Omnibus Incentive Plan. The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2002 Stock Plan or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares. As of December 31, 2013, there were 513,736 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 178,227 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing. Prior to 2012, the Company used a mix of stock options and restricted stock, but in 2012 and 2013 did not issue any stock options.

For the years ended December 31, 2011, 2012 and 2013, the Company recognized $3,189,000, $3,818,000 and $4,024,000 in stock-based compensation expense as required under FASB ASC Topic 718 and a total income tax benefit of $1,254,000, $1,512,000 and $1,594,000. respectively.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the board of directors and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacked historical data and were unable to make reasonable expectations regarding the future. The Company also estimates forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	2011	2012	2013
Expected volatility	39.04%	—%	—%
Expected dividends	—	—	—
Expected term, in years	4.5	—	—
Risk-free interest rate	2.01%	—%	—%
Weighted-average fair value of options granted during the year	$13.22	$—	$—

A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2012 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2011	1,067,511	$21.22
Options granted	—	$—
Awards exercised	(369,918)	$10.97
Options forfeited	(6,511)	$34.03
Outstanding, December 31, 2012	691,082	$26.59	3.86	$6,926
Exercisable, December 31, 2012	513,201	$23.10	3.57	$6,849

A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2013 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2012	691,082	$26.59
Options granted	—	$—
Awards exercised	(171,897)	$18.92
Options forfeited	(17,983)	$37.64
Outstanding, December 31, 2013	501,202	$28.82	3.05	$7,343
Exercisable, December 31, 2013	445,564	$27.73	2.93	$7,012

The following table summarizes information regarding stock option exercises:

	2011	2012	2013
	(In thousands)
Proceeds from stock options exercised	$910	$4,058	$3,253
Intrinsic value of stock options exercised	$4,574	$9,580	$3,667
Tax benefit from exercises	$1,786	$3,459	$1,348

As of December 31, 2013 there was $4,327,000 of total unrecognized compensation cost, representing $6,000 of unrecognized compensation costs associated with share-based compensation arrangements, and $4,321,000 of unrecognized compensation costs associated with non-vested restricted stock. That total remaining cost is expected to be recognized over a weighted average period of 0.01 and 1.57 years for options and restricted stock, respectively.

There were no outstanding options to purchase common shares that were excluded in the computation of diluted net income per common share for the year ended December 31, 2011 and 2013.  There were 265,965 anti-dilutive stock options excluded from the calculation for the year ended December 31, 2012.

Restricted Stock

 The table below sets forth the restricted stock activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2012	136,397	$39.21
Shares granted	123,951	37.50
Vested shares	(65,585)	37.70
Shares forfeited	(4,002)	39.94
Non vested, December 31, 2013	190,761	$38.61

There were no shares of restricted stock excluded in the computation of diluted net income per common share for the year ended December 31, 2013. The Company recognized an income tax benefit of $605,000, $948,000, and $1,294,000 from vested restricted stock for the year ended December 31, 2011, 2012 and 2013, respectively.

Employees are provided the option to forfeit to the Company shares equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2011, 2012 and 2013 the Company accepted for forfeiture 6,050 shares for $224,000 and 10,697 shares for $456,000 and 4,002 shares for $159,840, respectively, under this arrangement.

 Repurchase

 During the year ended December 31, 2013, the Company repurchased 394,064 shares of the Company’s common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2013	—	$—	—	—	$7,992,647
January 1, 2013 - January 31, 2013	3,638	$34.79	3,638	—	7,866,068
February 1, 2013 - February 28, 2013	—	$—	3,638	—	7,866,068
March 14, 2013	—	$—	3,638	—	22,866,068
March 1, 2013 - March 31, 2013	150,587	$32.30	154,225	—	18,001,740
April 1, 2013 - April 30, 2013	2,164	$33.00	156,389	—	17,930,337
May 1, 2013 - May 31, 2013	60,000	$32.55	216,389	—	15,977,321
June 1, 2013 - June 30, 2013	—	$—	216,389	—	15,977,321
July 1, 2013 - July 31, 2013	—	$—	216,389	—	15,977,321
August 1, 2013 - August 31, 2013	—	$—	216,389	—	15,977,321
September 1, 2013 - September 30, 2013	10,000	$37.91	226,389	—	15,598,221
October1, 2013 - October 31, 2013	167,675	$36.86	394,064	—	9,417,721
November 1, 2013 - October 30, 2013	—	$—	394,064	—	9,417,721
December 1, 2013 - December 31, 2013	—	$—	394,064	—	9,417,721
Total	394,064	$34.47	394,064	—	$9,417,721

During the year ended December 31, 2012, the Company repurchased 493,491 shares of the Company’s common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2012 – January 31, 2012	—	$—	—	87,033	$—
February 1, 2012 – February 29, 2012	—	$—	—	87,033	—
March 1, 2012 – March 31, 2012	87,033	$39.02	87,033	—	—
April 1, 2012 – April 30, 2012	—	$—	87,033	—	—
May 14, 2012	—	$—	87,033	—	20,000,000
May 1, 2012 – May 31, 2012	40,000	$28.70	127,033	—	18,851,824
June 1, 2012 – June 30, 2012	113,426	$29.42	240,459	—	15,515,168
July 1, 2012 - July 31, 2012	73,410	$28.69	313,869	—	13,409,230
August 1, 2012 - August 31, 2012	82,467	$27.23	396,336	—	11,163,298
September 1, 2012 - September 30, 2012	13,300	$32.98	409,636	—	10,724,643
October 1, 2012 - October 31, 2012	—	$—	409,636	—	10,724,643
November 1, 2012 - November 30, 2012	83,855	$32.58	493,491	—	7,992,647
December 1, 2012 - December 31, 2012	—	$—	493,491	—	7,992,647
Total	493,491	$31.21	493,491	—	$7,992,647

(1)
On December 9, 2011, the Company’s board of directors approved a stock repurchase program for its common stock, under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company’s available cash.

(2)
On May 14, 2012, the Company’s board of directors authorized a program to repurchase up to $20 million of shares of the Company’s common stock. On March 14, 2013, the Company’s board of directors increased this authorization by an additional $15 million of shares.  Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.

(3)
During the twelve months ended December 31, 2013, the Company was deemed to have repurchased 20,540 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by the Company’s board of directors.

During the years ended December 31, 2013 and 2012, the Company retired 394,064 and 493,491 shares of common stock that had been previously repurchased and held in our treasury, respectively.

Note 8. Contingencies

From time to time the Company may be involved in litigation in the normal course of its business. Management does not expect that the resolution of these matters would have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

On or about November 18, 2013, a putative class action styled Tabatha Vickery, Bryan Lynn, on behalf of themselves and a similarly situated class v. Hondros College, Inc. and John G. Hondros, was filed in the Court of Common Pleas, Cuyahoga County, Ohio, case no. CV 13 817299.  HCON was not named in the lawsuit, but a member of HCON’s board of directors, John Hondros, was named in the lawsuit, and the allegations made in the complaint relate to HCON’s operations and not the operations of the entity named in the lawsuit. The lawsuit asserts claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus.  The putative class consists of more than 60 former students who in the summer or fall quarters of 2011 enrolled in the ADN or the licensed practical nursing, or LPN, program at that campus with the intention of pursuing a degree in nursing, but who withdrew from the ADN or LPN program. To date, HCON has not been named in this lawsuit.  The Company is currently unable to estimate the likelihood or range of reasonably probable loss, if any, for this matter. The Company does not believe, based on currently available information, that the outcome of this proceeding, if adverse to HCON, would have a material adverse effect on the Company’s condition.

Note 9. Concentration

While approximately 52% of APUS students self-reported that they serve in the military on active duty, non-military students  take more classes per year on average.  Thus, approximately 41%, 38% and 34% of APEI’s 2011, 2012 and 2013 revenues, respectively, were derived from students who receive funds from DoD tuition assistance programs. Approximately 9%, 13% and 16% of APEI’s 2011, 2012 and 2013 revenues, respectively, were derived from students who were eligible for education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. A reduction in or change to DoD tuition assistance or VA education benefits could have a significant impact on the Company’s operations. In October of 2006, APUS was approved for participation in Title IV programs. Approximately, 37%, 36% and 38% of APEI’s 2011, 2012 and 2013 revenues, respectively, were derived from students who received federal student aid from Title IV programs.  A reduction in or changes to Title IV programs could have a significant impact on the Company’s operations.

Note 10. Segment Information

On November 1, 2013, APEI acquired HCON and subsequently revised the Company’s segment reporting to maintain consistency with the method management uses to evaluate performance and allocate resources, as well as to provide additional information to shareholders. Accordingly, the Company has identified two operating segments that are managed in the following reportable segments:

•	American Public Education, Inc., or APEI
•	Hondros College, Nursing Programs, or HCON

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for APEI and HCON.

A summary of financial information by reportable segment is as follows:

	Year Ended December 31,
($ in thousands)	2011	2012	2013
Revenue
American Public Education, Inc.	$260,377	$313,516	$325,678
Hondros College, Nursing Programs	—	—	3,801
Total Revenue	$260,377	$313,516	$329,479
Income from continuing operations before interest income and income taxes
American Public Education, Inc.	$62,859	$68,802	$67,161
Hondros College, Nursing Programs	—	—	276
Total income from continuing operations before interest income and income taxes	$62,859	$68,802	$67,437
Depreciation and Amortization
American Public Education, Inc.	$9,239	$11,146	$13,344
Hondros College, Nursing Programs	—	—	164
Total Depreciation and Amortization	$9,239	$11,146	$13,508
Capital Expenditures
American Public Education, Inc.	$24,925	$35,014	$20,642
Hondros College, Nursing Programs	—	—	7
Total Capital Expenditures	$24,925	$35,014	$20,649

A summary of the Company’s consolidated assets by reportable segment is as follows:

	Year Ended December 31,
($ in thousands)	2011	2012	2013
Assets
American Public Education, Inc.	$198,891	$237,603	$221,426
Hondros College, Nursing Programs	—	—	50,229
Total Assets	$198,891	$237,603	$271,655

Note 11. Goodwill and Intangible Assets

Goodwill in the amount of $38.1 million was recorded in connection with the acquisition of HCON by the Company on November 1, 2013.  Goodwill represents the excess of the purchase price over the amount assigned to assets acquired and liabilities assumed and the fair value assigned to identified intangible assets.  In addition to goodwill, the HCON recorded identified intangible assets with an indefinite life in the aggregate amount of $3.7 million.  Included are trade name, accreditation, licensing and Title IV, and affiliate agreements.

At the acquisition date, the fair value assigned to identified intangible assets with a definite life was $4.4 million.  Identified intangible assets with a definite life are as follows:

Useful Life
Student contracts and relationships	6 years
Curricula	3 years
Non-compete agreements	5 years

The future amortization of intangible assets is as follows (in thousands):

2014	$1,120
2015	926
2016	710
2017	598
2018 and beyond	874
Total	$4,228

Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed.  Changes in the carrying amount of goodwill by reportable segment during fiscal years 2013 and 2012 are as follows:

($ in thousands)	American Public Education, Inc.	Hondros College, Nursing Programs	Total Goodwill
Goodwill as of December 31, 2012	$—	$—	$—
Goodwill acquired(1)	—	38,148	38,148
Impairment	—	—	—
Goodwill as of December 31, 2013	$—	$38,148	$38,148

(1) On November 1, 2013, the Company acquired Hondros College, Nursing Programs, which resulted in recognizing $38.1 million of goodwill and an $8.1 million other identifiable intangible assets.  The Company will conduct an annual impairments test on the anniversary date of the acquisition.

The following table presents the components of the net carrying amount of goodwill by reportable segment as of December 31, 2013 and 2012:

($ in thousands)	American Public Education, Inc.	Hondros College, Nursing Programs	Total Goodwill
Goodwill as of December 31, 2012	$—	$—	$—
Gross Carrying Amount	—	38,148	38,148
Accumulated Impairment	—	—	—
Net Carrying Amount	$—	$38,148	$38,148

Other intangible assets consist of the following as of December 31:

	2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangibles
Curricula	$405	$23	$382
Non-Compete Agreements	86	3	83
Student Contacts and Relationships	3,870	107	3,763
Total finite-lived intangibles	4,361	133	4,228
Indefinite-lived intangibles
Trademarks	1,998	—	1,998
Accreditations and designations	1,686	—	1,686
Affiliations	37	—	37
Total indefinite-lived intangibles	3,721	—	3,721
Total intangibles	$8,082	$133	$7,949

Identified intangibles are amortized in a manner that reflects the estimated economic benefit of the intangible.  Curricula and non-compete agreements are amortized on a straight-line basis.  Student contracts and relationships are amortized using an accelerated method.

Note 12. Subsequent Events

The Company has reviewed its business activities and has no additional subsequent events to report.

Note 13. Quarterly Financial Summary (unaudited)

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

	First	Second	Third	Fourth
	(in thousands, except per share data)
2013
Revenues	$83,840	$80,925	$81,777	$82,937
Income before income taxes	18,274	17,291	17,584	14,597
Net income	11,376	10,750	10,911	8,997
Net income per common share:
Basic	$0.64	$0.61	$0.62	$0.51
Diluted	$0.63	$0.60	$0.61	$0.51
2012
Revenues	$75,822	$74,572	$77,122	$86,000
Income before income taxes	14,891	14,958	17,548	21,540
Net income	9,083	9,241	10,824	13,175
Net income per common share:
Basic	$0.51	$0.52	$0.61	$0.73
Diluted	$0.50	$0.51	$0.60	$0.74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

American Public Education, Inc. acquired National Education Seminars, Inc., operating as Hondros College, Nursing Programs, or HCON, on November 1, 2013. The acquired business of HCON accounted for approximately 18% of our total assets at December 31, 2013 and contributed approximately 1.2% of our total revenues for the year ended December 31, 2013. In accordance with SEC guidance, management may omit an assesment of an acquired business’ internal control over financial reporting from management’s assesment of internal control over financial reporting for a period not to exceed one year. Based on this guidance, management did not assess the effectiveness of internal control over financial reporting of HCON because of the timing of the acquisition.

Our independent auditors, McGladrey, LLP, have issued an audit report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited American Public Education, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. American Public Education, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded National Education Seminars, Inc. from its assessment of internal control over financial reporting as of December 31, 2013, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2013. We have also excluded National Education Seminars, Inc. from our audit of internal control over financial reporting. National Education Seminars, Inc. is a wholly owned subsidiary whose total assets and net income represent approximately 18% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

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

In our opinion, American Public Education, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Public Education, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2013 expressed an unqualified opinion.

/s/  McGladrey LLP

McLean, VA

February 27, 2014

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2013 with respect to our 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2013 with respect to our 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2013 with respect to our 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2013 with respect to our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	List of documents filed as part of this annual report:

(1)	The required financial statements are included in Item 8 of Part II of this annual report.

(2)	The required financial statement schedules are included in Item 8 of Part II of this annual report.

(3)	A complete listing of exhibits is included in the Index to Exhibits.

(b)	A complete listing of exhibits is included in the Index to Exhibits.

(c)	Schedule II: Valuation and Qualifying Accounts.

Other schedules are omitted because they are not required.

AMERICAN PUBLIC EDUCATION, INC.

Schedule II

Valuation and Qualifying Accounts

	Balance at beginning of period	Additions/ (reductions)	Write-offs	Balance at end of period
Year ended December 31, 2013:
American Public Education, Inc.	11,106	14,011	(13,665)	11,452
Hondros College, Nursing Programs1	—	1,726	—	1,723
Allowance for receivables	11,106	15,737	(13,668)	13,175
Year ended December 31, 2012:
Allowance for receivables	4,996	13,610	(7,500)	11,106
Year ended December 31, 2011:
Allowance for receivables	1,050	6,735	(2,789)	4,996

1 Hondros College, Nursing Programs additions include $1.461 million beginning balance as of November 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Dated: February 27, 2014	By:	/s/ Dr. Wallace E. Boston
	Name:	Dr. Wallace E. Boston
	Title:	President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Dr. Wallace E. Boston	February 27, 2014	President, Chief Executive Officer and Director
Dr. Wallace E. Boston		(Principal Executive Officer)

/s/ Richard W. Sunderland	February 27, 2014	Executive Vice President and
Richard W. Sunderland		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy T. Weglicki	February 27, 2014	Chairman of the Board of Directors
Timothy T. Weglicki

/s/ J. Christopher Everett	February 27, 2014	Director
J. Christopher Everett

/s/ Jean C. Halle	February 27, 2014	Director
Jean C. Halle

/s/ Timothy J. Landon	February 27, 2014	Director
Timothy J. Landon

/s/ Barbara G. Fast	February 27, 2014	Director
Barbara G. Fast

/s/ Wes Moore	February 27, 2014	Director
Wes Moore

/s/ Eric C. Andersen	February 27, 2014	Director
Eric C. Andersen

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

3.1		Fifth Amended Restated Certificate of Incorporation of the Company (1)
3.2		Second Amended and Restated Bylaws of the Company (1)
4.1		Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
10.1	+	American Public Education, Inc. 2002 Stock Incentive Plan (2)
10.2	+	American Public Education, Inc. 2007 Omnibus Incentive Plan (2)
10.3	+	Form of Indemnification Agreement with directors and executive officers (2)
10.4	+	Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (2)
10.4A	+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Wallace E. Boston, Jr. dated October 10, 2007 (3)
10.5	+	Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007 (2)
10.5A	+	Amendment dated December 31, 2008, to the Amended and Restated Employment Agreement between the Company and Harry T. Wilkins dated October 10, 2007 (3)
10.7	+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.8	+	Employment Agreement between the Company and Sharon van Wyk (4)
10.9	+	Employment Agreement between the Company and Karan Powell (5)
10.10	+	American Public Education, Inc. 2011 Omnibus Incentive Plan (6)
10.11	+	APUS Non-Qualified Plan (filed herewith)
10.12		Stock Purchase Agreement, dated August 28, 2013, by and among, the Company National Education Seminars, Inc., the Selling Stockholders, the Founders and the Stockholder Representative (7)
21.1		List of Subsidiaries (filed herewith)
23.1		Consent of McGladrey, LLP (filed herewith)
31.1		Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33810), filed with the Commission on March 10, 2009.
(4)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-33810), filed with the Commission on November 5, 2009.

(5)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33810), filed with the Commission on February 28, 2012.
(6)	Incorporated by reference to Exhibit A of the Registrant’s 2011 Annual Proxy Statement on Schedule 14A (File No. 001-33810), filed with the Commission on March 22, 2011.
(7)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-33810), filed with the Commission on November 5, 2013.