Form 10-Q
period 2014-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2014-05-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

 The total number of shares of common stock outstanding as of May 6, 2014 was 17,476,136.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,680	$94,820
Accounts receivable, net of allowance of $15,261 in 2014 and $13,175 in 2013	13,346	9,520
Prepaid expenses	6,627	5,598
Income tax receivable	—	3,215
Deferred income taxes	6,190	3,432
Total current assets	125,843	116,585
Property and equipment, net	91,827	90,733
Notes receivable	6,380	6,000
Investments	10,674	10,597
Goodwill	38,148	38,148
Other assets, net	9,385	9,592
Total assets	$282,257	$271,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,411	$11,563
Accrued liabilities	11,526	17,866
Income taxes payable	1,928	—
Deferred revenue and student deposits	26,479	24,829
Total current liabilities	52,344	54,258
Deferred income taxes	13,589	10,328
Total liabilities	65,933	64,586

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 17,640 issued and outstanding in 2014; 17,578 issued and outstanding in 2013	176	176
Additional paid-in capital	165,143	164,913
Retained earnings	51,005	41,980
Total stockholders’ equity	216,324	207,069
Total liabilities and stockholders' equity	$282,257	$271,655

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues	$88,553	$83,840
Costs and expenses:
Instructional costs and services	31,348	28,405
Selling and promotional	17,067	16,539
General and administrative	19,524	17,479
Depreciation and amortization	3,889	3,207
Total costs and expenses	71,828	65,630
Income from operations before interest income and income taxes	16,725	18,210
Interest income, net	81	64
Income before income taxes	16,806	18,274
Income tax expense	6,327	6,850
Equity investment loss, net of taxes	43	48
Net income	$10,436	$11,376
Net Income per common share:
Basic	$0.59	$0.64
Diluted	$0.59	$0.63
Weighted average number of common shares:
Basic	17,599,199	17,764,330
Diluted	17,805,473	17,999,961

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating activities
Net income	$10,436	$11,376
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,889	3,207
Stock-based compensation	1,156	1,015
Investment loss	43	48
Deferred income taxes	486	2,122
Other	35	84
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(3,826)	(1,783)
Prepaid expenses and other assets	(1,071)	(940)
Income tax receivable	3,215	4,567
Accounts payable	848	(2,004)
Accrued liabilities	(6,340)	(385)
Income taxes payable	1,928	—
Deferred revenue and student deposits	1,650	3,296
Net cash provided by operating activities	12,449	20,603
Investing activities
Capital expenditures	(4,612)	(5,947)
Equity investment	(120)	(4,000)
Note Receivable	(380)	—
Capitalized program development costs and other assets	(128)	(88)
Net cash used in investing activities	(5,240)	(10,035)
Financing activities
Cash paid for repurchase of common/restricted stock	(2,647)	(5,770)
Cash received from issuance of common stock	45	769
Excess tax benefit from stock-based compensation	253	82
Net cash used in financing activities	(2,349)	(4,919)
Net increase in cash and cash equivalents	4,860	5,649
Cash and cash equivalents at beginning of period	94,820	114,901
Cash and cash equivalents at end of period	$99,680	$120,550
Supplemental disclosure of cash flow information
Income taxes paid	$412	$79

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and campus-based postsecondary education to approximately 115,000 students through the operations of two subsidiaries:

●
American Public University System, Inc., or APUS, provides exclusively online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU.  APUS is regionally accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools.

●
National Education Seminars, Inc., or NES, which is referred to in these financial statements as Hondros College, Nursing Programs, or HCON,  provides on-campus nursing education to students at four campuses in Ohio as well as online to serve the needs of the nursing and healthcare community.  HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools. HCON was acquired by APEI on November 1, 2013.

The Company’s institutions are licensed or otherwise authorized to offer postsecondary education programs by state authorities to the extent the Company believes such authorizations are required and are certified by the Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our operations are organized into two reportable segments:

●
American Public Education Segment, or APEI Segment.  This segment reflects the historical operations of APEI prior to the acquisition of HCON and reflects operational activities at APUS, other corporate activities, and minority investments.

●
Hondros College, Nursing Programs Segment, or HCON Segment.   This segment reflects the operational activities of HCON.  The Company acquired HCON on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  All intercompany transactions have been eliminated in consolidation.  The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

There have been no applicable pronouncements since the Company's Annual Report  on Form 10-K for the year ended December 31, 2013.

Investments

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education,  Inc.  or Fidelis Education, representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a technology platform that will assist working adult students with education advising and career mentoring services as they pursue college degrees.  In connection with the investment, the Company is entitled to certain rights, including right to representation on the Board of Directors. The Company recorded the investment at cost and records its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Notes Receivable

The Company evaluates loans receivables by analyzing the borrower's creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. The Company considers a loan to be impaired when, based upon current information and events, the Company believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

From time to time, the Company may be involved in litigation in the normal course of its business.  The Company is not aware of any pending or threatened litigation matters that the resolution of which, in the opinion of management, will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

On or about November 18, 2013, a putative class action styled Tabatha Vickery, Bryan Lynn, on behalf of themselves and a similarly situated class v. Hondros College, Inc. and John G. Hondros, was filed in the Court of Common Pleas, Cuyahoga County, Ohio, case no. CV 13 817299. National Education Seminars, Inc., which operates as Hondros College, Nursing Programs, or HCON, was not named in the lawsuit, but a member of HCON’s board of directors, John Hondros, was named in the lawsuit, and the allegations made in the complaint relate to HCON’s operations and not the operations of the entity named in the lawsuit. The lawsuit asserts claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus. The plaintiffs allege that the putative class consists of more than 60 former students who in the summer or fall quarters of 2011 enrolled in the ADN or the licensed practical nursing, or LPN, program at the Independence campus with the intention of pursuing a degree in nursing, but who withdrew from the ADN or LPN program. On February 11, 2014, the plaintiffs filed their First Amended Complaint, which removed Hondros College, Inc. as a defendant and added HCON as a defendant. On February 24, 2014, the defendants filed a motion to dismiss with prejudice the plaintiffs’ First Amended Complaint. On April 1, 2014, the plaintiffs filed their opposition to the motion to dismiss. On April 10, 2014, the defendants filed their reply brief in support of the motion to dismiss. The Company is currently unable to estimate the likelihood or range of reasonably probable loss, if any, for this matter. The Company does not believe, based on currently available information, that the outcome of this proceeding, if adverse to HCON, would have a material adverse effect on the Company’s financial condition.

Concentration

Approximately 36% of the Company’s revenues for the three-month period ended March 31, 2014 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense, or DoD, compared to approximately 39% of the Company’s revenues for the three-month period ended March 31, 2013.  Approximately 17% of the Company’s revenues for the three-month period ended March 31, 2014 was derived from students who were eligible for veterans benefits, compared to approximately 15% of the Company’s revenues for the three-month period ended March 31, 2013. Approximately 35% of the Company’s revenues for the three-month period ended March 31, 2014 was derived from students using financial aid under the Title IV programs, compared to 35% for the three-month period ended March 31, 2013. A reduction in any of these programs or a change in the benefits allowed to students thereunder could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were no anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2014, compared to 252,431 anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2013.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, the tax years from 2010 to 2013 remain open to examination.

5. Stock-Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the “2011 Incentive Plan”, and the Company's stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan, or the “2007 Incentive Plan". The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the American Public Education, Inc. 2002 Stock Incentive Plan, or the “2002 Stock Plan”, or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares.  As of March 31, 2014, there were 490,753 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan and 258,513 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using the Company's stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins No. 107 and 110 because the Company lacked sufficient historical data and was unable to make reasonable expectations regarding the future. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718. In the three-month periods ended March 31, 2014 and March 31, 2013 there were no options granted.

Options granted through March 31, 2014 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2013	501,202	$28.82
Options granted	—	$—
Awards exercised	(10,449)	$4.29
Awards forfeited	—	$—
Outstanding, March 31, 2014	490,753	$29.34	2.82	$3,334

Exercisable, March 31, 2014	490,753	$29.34	2.82	$3,334

The following table summarizes information regarding stock option exercises (unaudited):

	March 31, 2014	March 31, 2013
	(In thousands)
Proceeds from stock options exercised	$45	$770
Intrinsic value of stock options exercised	$405	$495
Tax benefit from exercises	$1	$196

The table below summarizes the restricted stock activity for the three months ended March 31, 2014 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2013	190,761	$38.61
Shares granted	148,520	$44.45
Vested shares	(79,864)	$38.81
Shares forfeited	(904)	$41.87
Non-vested, March 31, 2014	258,513	$41.89

Stock-based compensation cost charged against income during the three-month periods ended March 31, 2014 and March 31, 2013 is as follows (unaudited):

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Instructional costs and services	$290	$205
Marketing and promotional	126	107
General and administrative	740	703
Stock-based compensation expense in operating income	1,156	1,015
Tax benefit	(458)	(402)
Stock-based compensation expense, net of tax	$698	$613

As of  March 31, 2014, there was $9.8 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 2.2 years.

Note 6. Segment Information

On November 1, 2013, APEI acquired HCON and subsequently revised the Company’s segment reporting to maintain consistency with the method management uses to evaluate performance and allocate resources, as well as to provide additional information to shareholders. Accordingly, the Company has identified two operating segments that are managed in the following reportable segments:

●	American Public Education Segment, or APEI Segment

●	Hondros College, Nursing Programs Segment, or HCON Segment

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APEI and HCON segments.

APEI acquired HCON on November 1, 2013, therefore the consolidated results for periods prior to November 1, 2013 do not include any results from the HCON segment.  A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenue
American Public Education Segment	$81,349	$83,840
Hondros College, Nursing Programs Segment	7,204	—
Total Revenue	$88,553	$83,840
Income from continuing operations before interest income and income taxes
American Public Education Segment	$16,027	$18,210
Hondros College, Nursing Programs Segment	698	—
Total income from continuing operations before interest income and income taxes	$16,725	$18,210
Depreciation and Amortization
American Public Education Segment	$3,565	$3,207
Hondros College, Nursing Programs Segment	324	—
Total Depreciation and Amortization	$3,889	$3,207
Capital Expenditures
American Public Education Segment	$4,588	$5,947
Hondros College, Nursing Programs Segment	24	—
Total Capital Expenditures	$4,612	$5,947

A summary of the Company’s consolidated assets by reportable segment is as follows (unaudited):

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Assets
American Public Education Segment	$230,807	$246,740
Hondros College, Nursing Programs Segment	51,450	—
Total Assets	$282,257	$246,740

Note 7. Other Employee Benefits

In November 2007, the Company adopted the American Public Education Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008 and scheduled to terminate on October 15, 2017. There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP.  As of March 31, 2014, there were 2,866 shares that remained available for purchase under the ESPP and the ESPP will terminate on October 15, 2017.  On March 7, 2014, the Company's Board of Directors approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024 and make other administrative changes.  The amendment to the ESPP will not be effective unless and until it is approved by the Company’s stockholders at the Company's 2014 Annual Meeting, which is currently scheduled for June 13, 2014.  In the definitive proxy statement for the Company’s 2014 Annual Meeting of Stockholders filed on April 28, 2014, the Board of Directors of the Company is soliciting stockholder approval of the amendment.

Note 8. Subsequent Events

On April 2, 2014, the Company made a $1.5 million investment in preferred stock of a game-based learning company representing approximately 25.9% of its fully diluted equity. This game-based learning comany is an education software company that develops software on a proprietary and “work-for-hire” basis.  In connection with the investment, APEI is entitled to certain rights, including right to representation on the Board of Directors. The Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report and the audited financial information and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the Annual Report.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act”.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of the Annual Report, and in our various filings with the SEC.  You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q in combination with the more detailed description of our business in the Annual Report as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

 Background

American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to approximately 115,000 students through two subsidiaries.  Our subsidiaries offer programs generally designed to prepare individuals for productive contributions to their professions and society, as well as to potentially advance our students in their current professions or help prepare them for their next career.  As of March 31, 2014, our wholly owned subsidiaries included the following:

●
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through APUS, an online university that includes American Military University, or AMU, and American Public University, or APU.  APUS is regionally accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. APUS has approximately 113,400 students and offers 94 degree programs and 92 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.  APUS employs approximately 420 full-time faculty members and 1,850 part-time faculty members who teach our programs offered through APUS.

Since APUS's founding as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other civilian professional communities. In 2002, AMU was reorganized into a single university system, APUS, with two components: AMU, which is focused on appealing to military students, and APU, which is focused on appealing to non-military students. As an online institution of higher learning, we believe APUS is well-suited to our students who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently or have limited financial resources.  Although APUS's focus has broadened, APUS continues to have an emphasis on its relationship with the military community.  As of December 31, 2013, approximately 45% of  APUS students self-reported that they serve in the military on active duty. The remainder of APUS students were military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders) and civilians (mostly working adult students).

●
National Education Seminars, Inc. operating as Hondros College, Nursing Programs, or HCON,  which provides on-campus nursing education to students at four campuses in the State of Ohio, as well as online to serve the needs of the nursing and healthcare community. On November 1, 2013, we acquired HCON, which is consistent with our long-term strategic plan to, in part, diversify our education business and expand health science and technology programs. We believe HCON will expand our emphasis on health science programs and potentially serve as a platform for future healthcare school expansion. The HCON acquisition was completed for an adjusted aggregate purchase price of approximately $45 million. The Company assumed no debt in the acquisition of HCON.

HCON offers a Diploma in Practical Nursing and an Associate Degree in Nursing at four campuses in Ohio, which are located in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland. HCON also offers an online registered nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN program, predominantly to students in Ohio. The HCON programs are offered to approximately 1,300 students.  HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools and the RN-to-BSN program is accredited by the Commission on Collegiate Nursing Education.  HCON’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN program is approved by the Ohio Board of Regents.  In addition, the Diploma in Practical Nursing and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing.  HCON employs approximately 100 full-time faculty members and 50 part-time faculty members who teach our programs offered through HCON.

Both APUS and HCON  are licensed or otherwise authorized to offer postsecondary education programs by state authorities to the extent we believe such authorizations are required and are certified by the U.S. Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs. As required by ED's change in ownership and control regulations, HCON is operating under a Temporary Provisional Program Participation Agreement, which requires HCON to comply with specific conditions while provisionally certified.  If ED approves our application for the change in ownership and control of HCON, ED will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of such provisional certification. As part of ED's post-closing review of our acquisition of HCON, we were notified in March 2014 that additional information regarding our consolidated financial status at the time of closing of the acquisition was required prior to ED being able to consider issuance of a final approval.  Pursuant to ED's request, this information was submitted to ED in April 2014. The potential risks associated with this transaction are further addressed in the risk factors section of the Annual Report.

Business Segments

Our operations are organized into two reportable segments:

●
American Public Education Segment, or APEI Segment.  This segment reflects the historical operations of APEI prior to the acquisition of HCON and reflects operational activities at APUS, other corporate activities, and minority investments.

●
Hondros College, Nursing Programs Segment, or HCON Segment.   This segment reflects the operational activities of HCON. We acquired HCON on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON.

Summary of Results

Net course registrations at our APEI segment decreased 4% for the three-month period ended March 31, 2014, over the comparable prior year period.  Enrollment at HCON for the three months ended March 31, 2014 increased 14%  over the comparable prior year period.

For the three-month period ended March 31, 2014, our consolidated revenue increased from $83.8 million to $88.6 million, or by 6%, over the comparable prior year period.  Our operating margins decreased to 18.9% from 21.7% for the three-month period ended March 31, 2014, over the comparable prior year period.

For the three-month period ended March 31, 2014, APEI segment revenue decreased from $83.8 million to $81.3 million, or by 3%, over the comparable prior year period. APEI segment operating margins decreased to 19.7% from 21.7% for the three-month period ended March 31, 2014, over the comparable prior year period.   For the three-month period ended March 31, 2014, HCON segment revenue was $7.2 million, and its operating margin was 9.7%.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2013 included in the Annual Report. There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our revenues and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses at our APEI and HCON segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

Our consolidated results for the three months ended March 31, 2014 reflect the operations of HCON, which was acquired by us on November 1, 2013 and our results for the three months ended March 31, 2013 do not include the results of HCON. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Condensed Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2014	2013
Revenues	100.0%	100.0%
Costs and expenses:
Instructional costs and services	35.4	33.9
Selling and promotional	19.3	19.7
General and administrative	22.0	20.9
Depreciation and amortization	4.4	3.8

Total costs and expenses	81.1	78.3

Income from operations before
interest income and income taxes	18.9	21.7
Interest income, net	0.1	0.1

Income from operations
before income taxes	19.0	21.8
Income tax expense	7.1	8.2
Investment loss, net of taxes	0.1	—

Net Income	11.8%	13.6%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Our consolidated revenues for the three months ended March 31, 2014 were $88.6 million, an increase of $4.8 million, or 6%, compared to $83.8 million for the three months ended March 31, 2013. The increase was a result of an increase in revenues related to the inclusion of the results of the HCON segment, partially offset by a revenue decrease in our APEI segment due to a 4% decrease in net course registrations.

Costs and expenses.  Costs and expenses for the three months ended March 31, 2014 were $71.8 million, an increase of $6.2 million, or 9%, compared to $65.6 million for the three months ended March 31, 2013.  Costs and expenses as a percentage of revenues increased to 81.1% for the three months ended March 31, 2014 from 78.3% for the three months ended March 31, 2013. The increase in costs and expenses were primarily due to the inclusion of the results of the HCON segment for the three months ended March 31, 2014, with such expenses being partially offset by decreased expenses in our APEI segment caused by a decrease in net course registrations and lower payroll costs.  Our costs and expenses as a percentage of revenue increased due to the inclusion of the operating results of the HCON segment, which has higher costs and expenses as a percentage of revenue than our APEI segment, largely because HCON offers the majority of its courses at physical campuses, which have a higher cost structure than courses delivered fully online.  To a lesser degree, our costs and expenses as a percentage of revenue also increased due to lower revenues from our APEI segment not being fully offset by the lower costs and expenses at that segment. Over time, we will look for opportunities to realize possible operating efficiencies at HCON that could lower the HCON segment’s costs and expenses as a percentage of the segment’s revenue.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2014 were $31.3 million, representing an increase of 10% from $28.4 million for the three months ended March 31, 2013.   Instructional costs and services expenses as a percentage of revenues were 35.4% for the three months ended March 31, 2014, compared to 33.9% for the three months ended March 31, 2013.  The increase in instructional costs and services expenses was primarily the result of the inclusion of the results of the HCON segment for the three months ended March 31, 2014, partially offset by decreases in instructional costs and services expenses in our APEI segment as the result of lower net course registrations. For the three months ended March 31, 2014, instructional costs and services expenses include campus level expenses for the HCON segment.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2014 were $17.1 million, representing an increase of 4% from $16.5 million for the three months ended March 31, 2013.  This increase was due to the inclusion of the results of the HCON segment.  Selling and promotional expenses as a percentage of revenues decreased to 19.3% for the three months ended March 31, 2014 from 19.7% for the three months ended March 31, 2013.  This decrease was due to the inclusion of the results of the HCON segment for the three months ended March 31, 2014, which has lower selling and promotional expenses as a percentage of revenue than the APEI segment.  Selling and promotional expenses were stable in our APEI segment.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2014 were $19.5 million, representing an increase of 11% from $17.5 million for the three months ended March 31, 2013.   General and administrative expenses as a percentage of revenues increased to 22.0% for the three months ended March 31, 2014 from 20.9% for the three months ended March 31, 2013.  The increase in general and administrative expenses was a result of the inclusion of the results of HCON for the three months ended March 31, 2014, increases in technology related expenditures and higher bad debt expenses in our APEI segment. For the three months ended March 31, 2014, bad debt expense increased to $5.1 million, or 5.7% of revenue, compared to $3.6 million, or 4.3% of revenue in the prior year period.

Depreciation and amortization. Depreciation and amortization expenses were $3.9 million for the three months ended March 31, 2014, compared with $3.2 million for the three months ended March 31, 2013.  This represents an increase of 22%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI segment, and the inclusion of the results of HCON for the three months ended March 31, 2014.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense were $1,156,000 and $1,015,000 in the aggregate for each of the three months ended  March 31, 2014 and March 31, 2013, respectively.  This represents an increase of 13.9%.  This increase resulted primarily from a higher number of employees eligible for stock-based compensation.

Income tax expense. We recognized income tax expense for the three months ended March 31, 2014 and March 31, 2013 of $6.3 million and $6.9 million, respectively, or effective tax rates of 37.6% and 37.5%, respectively.

   Net income. Our net income was $10.4 million for the three months ended March 31, 2014, compared to net income of $11.4 million for the three months ended March 31, 2013, a decrease of $1.0 million, or 8.8%.  This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following details our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Revenue
American Public Education Segment	$81,349	$83,840
Hondros College, Nursing Programs Segment	7,204	—
Total Revenue	$88,553	$83,840
Income from continuing operations before interest income and income taxes
American Public Education Segment	$16,027	$18,210
Hondros College, Nursing Programs Segment	698	—
Total income from continuing operations before interest income and income taxes	$16,725	$18,210

APEI Segment.

The $2.4 million decrease to approximately $81.4 million in revenue in our APEI segment was primarily attributable to lower net course registrations.  Net course registrations decreased to 105,800 during the three months ended March 31, 2014, a decrease of 4% compared to the same period of 2013. Income from continuing operations before interest income and income taxes was $16.0 million during the three months ended March 31, 2014, a decrease of 12% compared to the same period of 2013 as a result of the decrease in net course registrations, and increases in technology related expenditures and higher bad debt expense.

HCON Segment.

Our HCON segment reflects the operations of HCON, which was acquired on November 1, 2013.  As a result, we have not reported the results of operations for the HCON segment for three months ended March 31, 2013.

For the three months ended March 31, 2014, the HCON segment had $7.2 million in revenue and $698,000 in income from continuing operations before interest income and income taxes.  HCON's student enrollment during the period was 1,290, an increase of 14%, compared to the prior period of 2013.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the three months ended March 31, 2014 and  March 31, 2013 primarily through cash provided by operating income and proceeds received from the exercise of stock options.  In the first quarter of 2013, we also used cash for a minority investment in Fidelis Education, a company that is developing a technology platform that will assist working adult students with education advising and career mentoring services as they pursue college degrees. Cash and cash equivalents were $99.7 million and $94.8 million at March 31, 2014 and December 31, 2013, respectively, representing an increase of $4.9 million, or 5%.

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

Our costs and expenses have increased over time with the fluctuations in student enrollment, increased overhead, and the acquisition and operation of HCON, and we expect to fund these costs and expenses through cash generated from operations. Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future unless significant future investment opportunities should arise.

Operating Activities

Net cash provided by operating activities was $12.4 million and $20.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease in cash provided by operating activities was primarily related to a decrease in accrued liabilities, an increase in accounts receivable, and a decrease in deferred revenue and student deposits.

Investing Activities

Net cash used in investing activities was $5.2 million and $10.0 million for the three months ended March 31, 2014 and March 31, 2013, respectively. This decrease was primarily related to less cash being expended for equity investments and lower capital expenditures in our APEI segment.

Cash used in investing activities for capital expenditures is primarily related to our APEI segment and is for software development, on-going software development related to Partnership At a Distance, our customized student information and services system, buildings to support our operations, and computers and equipment to support staff. In addition, during the three months ended March 31, 2013 our APEI segment made an equity investment in Fidelis Education for $4.0 million.

We expect that we will continue to make expenditures for investing activities in strategic opportunities, or to enhance our business capabilities, such as our investment in Fidelis Education.  Capital expenditures could be higher in the future as a result of the acquisition or lease of existing structures or potential new construction projects and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth, as well as a result of expenditures on technology and other business capabilities. We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

Financing Activities

Net cash used in financing activities was $2.3 million and $4.9 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease in cash used in financing activities was primarily related to less cash being expended for the repurchase of our common stock.

On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On March 14, 2013, our Board of Directors increased the authorization by an additional $15 million of shares. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.  For the three-month period ended March 31, 2014, we repurchased 40,000 shares under the repurchase program for an aggregate amount of $1.4 million. As of March 31, 2014, $9.4 million remained authorized for repurchase under the program.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of March 31, 2014.

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

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At March 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended March 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings. We currently have no material legal proceedings pending. However, on or about November 18, 2013, a putative class action styled Tabatha Vickery, Bryan Lynn, on behalf of themselves and a similarly situated class v. Hondros College, Inc. and John G. Hondros, was filed in the Court of Common Pleas, Cuyahoga County, Ohio, case no. CV 13 817299. National Education Seminars, Inc., which operates as Hondros College, Nursing Programs, or HCON, was not named in the lawsuit, but a member of HCON’s board of directors, John Hondros, was named in the lawsuit, and the allegations made in the complaint relate to HCON’s operations and not the operations of the entity named in the lawsuit. The lawsuit asserts claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus. The plaintiffs allege that the putative class consists of more than 60 former students who in the summer or fall quarters of 2011 enrolled in the ADN or the licensed practical nursing, or LPN, program at the Independence campus with the intention of pursuing a degree in nursing, but who withdrew from the ADN or LPN program. On February 11, 2014, the plaintiffs filed their First Amended Complaint which removed Hondros College, Inc. as a defendant and added HCON as a defendant. On February 24, 2014, the defendants filed a motion to dismiss with prejudice the plaintiffs’ First Amended Complaint. On April 1, 2014, the plaintiffs filed their opposition to the motion to dismiss. On April 10, 2014, the defendants filed their reply brief in support of the motion to dismiss. We are currently unable to estimate the likelihood or range of reasonably probable loss, if any, for this matter. We do not believe, based on currently available information, that the outcome of this proceeding, if adverse to HCON, would have a material adverse effect on our financial condition.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report for the year ended December 31, 2013, or the Annual Report, and all of the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. In addition, you should also consider the risk factors set forth below, which amend and supplement the risks set forth in the Risk Factors section of our Annual Report.

A failure to comply with the Department of Education's "gainful employment" regulations when finalized could result in the loss of eligibility in Title IV programs.

Under the Higher Education Act of 1965, as amended, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department of Education ("ED") published final regulations on gainful employment. For more information, see “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Regulation of Title IV Financial Aid Programs - Gainful Employment” in the  Annual Report. In response to a legal challenge to ED’s gainful employment regulations, the U.S. District Court for the District of Columbia on June 30, 2012 struck down the debt measures and all other gainful employment requirements except the disclosure requirements. On March 19, 2013, the court denied ED’s motion to reinstate certain of those regulations. Since the disclosure requirements were not stuck down, we are required to comply with the disclosure requirements.  The disclosure requirements have increased our administrative burdens and could adversely impact student enrollment, persistence and retention if our disclosed program information compares unfavorably with disclosed information of other educational institutions.

A negotiated rulemaking committee was convened by ED in September 2013 specifically on the topic of gainful employment programs. For more information about the committee’s work, see “Regulation of Our Business - Recent Legislative and Regulatory Matters - Regulatory Activity - Pending Rulemakings” in the Annual Report.  On March 14, 2014, ED released a Notice of Proposed Rulemaking related to gainful employment programs. The proposed regulations would establish debt-related metrics for determining whether certain postsecondary education programs prepare students for gainful employment in a recognized occupation.  In particular, the proposed regulations set forth three metrics: an annual debt-to-earnings rate; a discretionary debt-to-earnings rate; and a program cohort default rate. A program would pass the gainful employment metrics:
●	If the program’s cohort default rate is less than 30% for the most recent fiscal year; and
●
If the program’s graduates have an annual debt-to-earnings rate less than or equal to 8%, or a discretionary debt-to-earnings rate less than or equal to 20% in the third and fourth year after graduation.

A program that does not pass either of the debt-to-earnings metrics and that has an annual debt-to-earnings ratio between 8% and 12% or a discretionary debt-to-earnings ratio between 20% and 30% would be considered to be in a warning “zone.” As proposed, a program would become ineligible for Title IV funding if it fails both debt-to-earnings metrics twice in three years or if it fails the cohort default rate metric for three consecutive years. A program may also become ineligible if its debt-to-earnings ratios do not improve after being designated as in a warning “zone” for a certain period of time.  An institution would be required to make certain warnings to students with respect to programs in the zone, including a warning that the program may lose eligibility for Title IV aid.

In addition to the metrics, the proposed regulations include additional requirements related to gainful employment programs.  For example, the proposed regulations would require an institution’s most senior executive officer to certify, as part of the program participation agreement, that each of its eligible GE programs offered by the institution satisfies certain requirements related to institutional and programmatic accreditation and professional licensure or certification exam requirements.  The proposed regulation would also expand upon current gainful employment program disclosure requirements.

The timing and substance of final regulations regarding gainful employment programs cannot be predicted at this time. The gainful employment regulations as proposed could put the continuing Title IV eligibility of our educational programs at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and other factors. Failure to satisfy the gainful employment metrics could reduce our ability to offer or continue certain types of programs for which there is market demand, which could therefore impact our ability to maintain or grow our business. Additionally, the gainful employment program disclosure requirements, as expanded upon in the proposed regulations, could adversely impact student enrollment, persistence and retention if our disclosed program information compares unfavorably with disclosed information of other educational institutions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three-month period ending March 31, 2014, we repurchased 40,000 shares of our common stock, par value $0.01 per share. The chart below provides further detail as to our  repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2014	—	—	—	—	$9,417,721
January 20, 2014	—	—	—	147,284	9,417,721
January 1, 2014 – January 31, 2014	—	—	—	—	9,417,721
February 1, 2014 – February 28, 2014	—	—	—	—	9,417,721
March 1, 2014 – March 31, 2014	40,000	$35.26	40,000	107,284	9,417,721
Total	40,000	$35.26	40,000	107,284	$9,417,721

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

(3)
During the three months ended March 31, 2014, we were deemed to have repurchased 28,291 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	May 8, 2014
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland Jr.	May 8, 2014
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)