Form 10-Q
period 2014-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2014-08-05
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The total number of shares of common stock outstanding as of August 1, 2014 was 17,254,234.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of June 30, 2014	As of December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,801	$94,820
Accounts receivable, net of allowance of $19,158 in 2014 and $13,175 in 2013	8,471	9,520
Prepaid expenses	5,511	5,598
Income tax receivable	843	3,215
Deferred income taxes	8,373	3,432
Total current assets	112,999	116,585
Property and equipment, net	94,049	90,733
Notes receivable	6,390	6,000
Investments	12,216	10,597
Goodwill	38,148	38,148
Other assets, net	8,937	9,592
Total assets	$272,739	$271,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,315	$11,563
Accrued liabilities	9,559	17,866
Deferred revenue and student deposits	23,216	24,829
Total current liabilities	44,090	54,258
Deferred income taxes	13,932	10,328
Total liabilities	58,022	64,586

Commitments and contingencies (Notes 2, 8)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 17,254 issued and outstanding in 2014; 17,578 issued and outstanding in 2013	173	176
Additional paid-in capital	166,842	164,913
Retained earnings	47,702	41,980
Total stockholders’ equity	214,717	207,069
Total liabilities and stockholders’ equity	$272,739	$271,655

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues	$85,463	$80,925	$174,016	$164,765
Costs and expenses:
Instructional costs and services	30,197	27,207	61,545	55,612
Selling and promotional	16,982	16,045	34,049	32,584
General and administrative	18,491	17,158	38,015	34,637
Depreciation and amortization	3,958	3,312	7,847	6,519
Total costs and expenses	69,628	63,722	141,456	129,352
Income from operations before interest income and income taxes	15,835	17,203	32,560	35,413
Interest income, net	98	88	179	153
Income before income taxes	15,933	17,291	32,739	35,566
Income tax expense	6,173	6,543	12,500	13,394
Equity investment income/(loss), net of taxes	42	2	(1)	(46)
Net income	$9,802	$10,750	$20,238	$22,126
Net Income per common share:
Basic	$0.56	$0.61	$1.16	$1.25
Diluted	$0.56	$0.60	$1.15	$1.23
Weighted average number of common shares:
Basic	17,367,328	17,645,682	17,440,207	17,704,678
Diluted	17,472,602	17,835,623	17,626,492	17,948,356

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating activities
Net income	$20,238	$22,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,847	6,519
Stock-based compensation	2,424	1,983
Investment loss	1	46
Deferred income taxes	(1,337)	1,220
Other	60	109
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	1,049	2,405
Prepaid expenses and other assets	(261)	(599)
Income tax receivable	2,372	4,953
Accounts payable	(248)	(8,546)
Accrued liabilities	(8,307)	3,609
Income taxes payable	—	782
Deferred revenue and student deposits	(1,613)	33
Net cash provided by operating activities	22,225	34,640
Investing activities
Capital expenditures	(9,215)	(10,921)
Equity investment	(1,630)	(4,000)
Note receivable	(380)	—
Capitalized program development costs and other assets	(951)	(163)
Net cash used in investing activities	(12,176)	(15,084)
Financing activities
Cash paid for repurchase of common stock	(15,756)	(7,794)
Cash received from issuance of common stock	361	1,243
Excess tax benefit from stock-based compensation	327	210
Net cash used in financing activities	(15,068)	(6,341)
Net increase/(decrease) in cash and cash equivalents	(5,019)	13,215
Cash and cash equivalents at beginning of period	94,820	114,901
Cash and cash equivalents at end of period	$89,801	$128,116
Supplemental disclosure of cash flow information
Income taxes paid	$11,138	$6,228

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and campus-based postsecondary education to approximately 112,000 students through the operations of two subsidiaries:

●	American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

●
National Education Seminars, Inc., which is referred to in these financial statements as Hondros College of Nursing, or HCON,  provides on-campus nursing education to students at four campuses in Ohio as well as online to serve the needs of the nursing and healthcare community.  HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools. HCON was acquired by APEI on November 1, 2013.

The Company’s institutions are licensed or otherwise authorized to offer postsecondary education programs by state authorities to the extent the Company believes such authorizations are required or are in the process of obtaining such authorization and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our operations are organized into two reportable segments:

●
American Public Education Segment, or APEI Segment. This segment reflects the historical operations of APEI prior to the acquisition of HCON and reflects operational activities at APUS, other corporate activities, and minority investments.

●
Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON. The Company acquired HCON on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  Accordingly, the standard will only be effective for the Company for periods beginning on or after January 1, 2017.  We will evaluate the impact that the standard will have on our financial condition, results of operations, and disclosures. There have been no other applicable pronouncements since the Company's Annual Report  on Form 10-K for the year ended December 31, 2013.

Investments

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 21.6% of its fully diluted equity.  Fidelis Education is developing a technology platform that will assist working adult students with education advising and career mentoring services as they pursue college degrees.  In connection with the investment, the Company is entitled to certain rights, including right to representation on the Board of Directors. The Company accounts for its investment in Fidelis Education under the equity method of accounting.  Therefore, the Company recorded the investment at cost and records its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On April 2, 2014, the Company made a $1.5 million investment in preferred stock of Second Avenue Software, Inc. representing approximately 25.9% of its fully diluted equity.  Second Avenue Software is a game-based education software company that develops software on a proprietary and “work-for-hire” basis.  In connection with the investment, the Company is entitled to certain rights, including right to representation on the Board of Directors.  The Company accounts for its investment in Second Avenue Software under the equity method of accounting.  Therefore, the Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Notes Receivable

The Company evaluates notes receivable by analyzing the borrower's creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral.  The Company considers a note receivable to be impaired when, based upon current information and events, the Company believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

From time to time, the Company may be involved in litigation in the normal course of its business.  The Company is not aware of any pending or threatened litigation matters the resolution of which, in the opinion of management, will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

On or about November 18, 2013, a putative class action styled Tabatha Vickery, Bryan Lynn, on behalf of themselves and a similarly situated class v. Hondros College, Inc. and John G. Hondros, was filed in the Court of Common Pleas, Cuyahoga County, Ohio, case no. CV 13 817299.  National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, was not named in the lawsuit, but a then member of HCON’s board of directors, John Hondros, was named in the lawsuit, and the allegations made in the Complaint relate to HCON’s operations and not the operations of the entity named in the lawsuit.  The lawsuit asserts claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus.  The plaintiffs allege that the putative class consists of more than 60 former students who in the summer or fall quarters of 2011 enrolled in the ADN or the licensed practical nursing, or LPN, program at the Independence campus with the intention of pursuing a degree in nursing, but who withdrew from the ADN or LPN program.  On February 11, 2014, the plaintiffs filed their First Amended Complaint, which removed Hondros College, Inc. as a defendant and added HCON as a defendant.  On February 24, 2014, the defendants filed a motion to dismiss with prejudice the plaintiffs’ First Amended Complaint. On April 1, 2014, the plaintiffs filed their opposition to the motion to dismiss.  On April 10, 2014, the defendants filed their reply brief in support of the motion to dismiss.  The Company is currently unable to estimate the likelihood or range of reasonably probable loss, if any, for this matter.  The Company does not believe, based on currently available information, that the outcome of this proceeding, if adverse to HCON, would have a material adverse effect on the Company’s financial condition.

Concentration

Approximately 35%  and 36% of the Company’s revenues for the three and six month periods ended June 30, 2014 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense, or DoD, compared to approximately 35%  and 37% of the Company’s revenues for the three and six month periods ended June 30, 2013.  Approximately 18% of the Company’s revenues for the three and six month periods ended June 30, 2014 was derived from students who were eligible for veterans benefits, compared to approximately 17% and 16% of the Company’s revenues for the three and six month periods ended June 30, 2013.  Approximately 35% of the Company’s revenues for the three and six month periods ended June 30, 2014 was derived from students using financial aid under the Title IV programs, compared to 36% and 35% for the three and six month periods ended June 30, 2013.  A reduction in any of these programs or a change in the benefits allowed to students thereunder could have a significant impact on the Company’s operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 146,909 and 1,197 anti-dilutive stock options excluded from the calculation for the three and six months ended June 30, 2014, respectively, compared to 234,661 and 240,333 anti-dilutive stock options excluded from the calculation for the three and six month periods ended June 30, 2013, respectively.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, the tax years from 2010 to 2013 remain open to examination.

5. Stock-Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the “2011 Incentive Plan”, and the Company's stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective.  Upon effectiveness of the 2011 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan, or the “2007 Incentive Plan".  The 2011 Incentive Plan allows APEI to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the American Public Education, Inc. 2002 Stock Incentive Plan, or the “2002 Stock Plan”, or the 2007 Incentive Plan that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares.  As of June 30, 2014, there were 467,834 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan, and 255,944 shares subject to outstanding awards under the 2011 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using the Company's stock price on the date of grant.  The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model.  Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins No. 107 and 110 because the Company lacked sufficient historical data and was unable to make reasonable expectations regarding the future. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections.  The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the stock prices of peers with similar attributes.  In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day.  Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.  In the six month periods ended June 30, 2014 and June 30, 2013 there were no options granted.

Options granted through June 30, 2014 vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2013	501,202	$28.82
Options granted	—	$—
Awards exercised	(31,718)	$11.37
Awards forfeited	(1,650)	$36.04
Outstanding, June 30, 2014	467,834	$29.98	2.60	$2,795

Exercisable, June 30, 2014	467,834	$29.98	2.60	$2,795

The following table summarizes information regarding stock option exercises (unaudited):
	June 30, 2014	June 30, 2013
	(In thousands)
Proceeds from stock options exercised	$361	$1,243
Intrinsic value of stock options exercised	$858	$1,145
Tax benefit from exercises	$142	$314

The table below summarizes the restricted stock activity for the six months ended June 30, 2014 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2013	190,761	$38.61
Shares granted	157,916	$43.90
Vested shares	(87,445)	$38.73
Shares forfeited	(5,792)	$41.95
Non-vested, June 30, 2014	255,440	$41.76

Stock-based compensation cost charged against income during the three- and six-month periods ended June 30, 2014 and June 30, 2013 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Instructional costs and services	$317	$224	$608	$429
Selling and promotional	135	111	260	219
General and administrative	816	633	1,556	1,335
Stock-based compensation expense in operating income	1,268	968	2,424	1,983
Tax benefit	(502)	(383)	(960)	(785)
Stock-based compensation expense, net of tax	$766	$585	$1,464	$1,198

As of June 30, 2014, there was $8.7 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 2.0 years.

Note 6. Other Employee Benefits

In November 2007, the Company adopted the American Public Education Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008.  There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP.  On June 13, 2014, the Company's shareholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes.   Subsequent to the June 13, 2014 shareholder approval, the Company completed its quarterly purchase of shares under the ESPP.  As of June 30, 2014, 97,686 shares remained available for purchase under the ESPP, including the 100,000 additional shares recently registered under the plan following the shareholder approval.

Note 7. Segment Information

On November 1, 2013, APEI acquired HCON and subsequently revised the Company’s segment reporting to maintain consistency with the method management uses to evaluate performance and allocate resources, as well as to provide additional information to shareholders. Accordingly, the Company has identified two operating segments that are managed in the following reportable segments:

●	American Public Education Segment, or APEI Segment; and

●	Hondros College of Nursing Segment, or HCON Segment.

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APEI and HCON segments.

APEI acquired HCON on November 1, 2013. Therefore the consolidated results for periods prior to November 1, 2013 do not include any results from the HCON segment.  A summary of financial information by operating segment is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues:
American Public Education Segment	$78,295	$80,925	$159,644	$164,765
Hondros College of Nursing Segment	7,168	—	14,372	—
Total Revenues	$85,463	$80,925	$174,016	$164,765
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$15,052	$17,203	$31,079	$35,413
Hondros College of Nursing Segment	783	—	1,481	—
Total income from continuing operations before interest income and income taxes	$15,835	$17,203	$32,560	$35,413
Depreciation and Amortization:
American Public Education Segment	$3,654	$3,312	$7,219	$6,519
Hondros College of Nursing Segment	304	—	628	—
Total Depreciation and Amortization	$3,958	$3,312	$7,847	$6,519
Capital Expenditures:
American Public Education Segment	$4,392	$4,974	$8,980	$10,921
Hondros College of Nursing Segment	211	—	235	—
Total Capital Expenditures	$4,603	$4,974	$9,215	$10,921

A summary of the Company’s consolidated assets by reportable segment is as follows (unaudited):

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Assets
American Public Education Segment	$221,576	$250,425
Hondros College of Nursing Segment	51,163	—
Total Assets	$272,739	$250,425

Note 8. Subsequent Event

HCON entered into an operating lease agreement with an initial term of 15 years that commenced on July 1, 2014.  The operating lease requires monthly base rent payments in the amount of $38,710 for years one to five, $39,632 for years six to ten, and $41,475 for years 11 to 15.  The lease also provides for an annual upward rent adjustment for HCON's share of any increase in the landlord’s total building operating costs, provided that HCON's share of any increase related to the landlord’s controllable operating costs cannot exceed 10% per annum.  HCON has an option to terminate the lease at the end of the one hundred twentieth (120th) month of the lease term subject to payment of a $263,923 termination fee.

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

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act”.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of the Annual Report, and in our various filings with the SEC.  You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q in combination with the more detailed description of our business in the Annual Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

 Background

American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to approximately 112,000 students through two subsidiaries.  Our subsidiaries offer programs generally designed to prepare individuals for productive contributions to their professions and society, as well as to potentially advance our students in their current professions or help prepare them for their next career.  As of June 30, 2014, our wholly owned operating subsidiaries included the following:

●
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through APUS, an online university that includes American Military University, or AMU, and American Public University, or APU.  APUS is regionally accredited by the Higher Learning Commission.  APUS has approximately 110,600 students and offers 97 degree programs and 94 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.  APUS employs approximately 420 full-time faculty members and 1,870 part-time faculty members who teach our programs offered through APUS.

Since APUS's founding as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other civilian professional communities. In 2002, AMU was reorganized into a single university system, APUS, with two components: AMU, which is focused on educating military students, and APU, which is focused on educating non-military students. As an online institution of higher learning, we believe APUS is well-suited to our students who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently or have limited financial resources.  Although APUS's focus has broadened, APUS continues to have an emphasis on its relationship with the military community.  As of December 31, 2013, approximately 45% of APUS students self-reported that they serve in the military on active duty. The remainder of APUS students were military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders) and civilians (mostly working adult students).

●
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, provides on-campus nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare community. On November 1, 2013, we acquired HCON, which is consistent with our long-term strategic plan to, in part, diversify our education business and expand health science and technology programs. We believe HCON will expand our emphasis on health science programs and potentially serve as a platform for future healthcare school expansion. The HCON acquisition was completed for an adjusted aggregate purchase price of approximately $45 million. The Company assumed no debt in the acquisition of HCON.

HCON offers a Diploma in Licensed Practical Nursing and an Associate Degree in Nursing at four campuses in Ohio, which are located in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland. HCON also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN program, predominantly to students in Ohio. The HCON programs are offered to approximately 1,410 students.  HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools and the RN-to-BSN program is accredited by the Commission on Collegiate Nursing Education.  HCON’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN program is approved by the Ohio Board of Regents.  In addition, the Diploma in Licensed Practical Nursing and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing.  HCON employs approximately 100 full-time faculty members and 40 part-time faculty members who teach our programs offered through HCON.

Both APUS and HCON are licensed or otherwise authorized to offer postsecondary education programs by state authorities to the extent we believe such authorizations are required or are in the process of obtaining such authorization and are certified by the U.S. Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.  As required by ED's change in ownership and control regulations, HCON is operating under a Temporary Provisional Program Participation Agreement which requires HCON to comply with specific conditions while provisionally certified.  If ED approves our application for the change in ownership and control of HCON, ED will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of such provisional certification.  As part of ED's post-closing review of our acquisition of HCON, we were notified in March 2014 that additional information regarding our consolidated financial status at the time of closing of the acquisition was required prior to ED being able to consider issuance of a final approval.  Pursuant to ED's request, this information was submitted to ED in April 2014.  In addition, as part of ED's post-closing review of our acquisition of HCON, in May 2014 ED requested additional information regarding the putative class action described above in Note 2 to the Consolidated Financial Statements. Pursuant to ED's request, this information was submitted to ED in June 2014.  The potential risks associated with this transaction are further addressed in the risk factors section of the Annual Report.

A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to “proprietary institutions of higher education,” which includes for-profit schools like APUS and HCON. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its cash-basis revenue for any fiscal year, as computed for 90/10 Rule purposes, from Title IV programs.  Using the applicable formula, in 2013 APUS derived approximately 45.8% and HCON derived approximately 80.5% of cash-basis revenue from Title IV programs.  Additional information regarding the 90/10 Rule and potential risks associated with it are further addressed in our Annual Report.

Business Segments

Our operations are organized into two reportable segments:

●	American Public Education Segment, or APEI Segment. This segment reflects the historical operations of APEI prior to the acquisition of HCON and reflects operational activities at APUS, other corporate activities, and minority investments.

●	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON. We acquired HCON on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON.

Summary of Results

Net course registrations in our APEI segment decreased 3% for the three and six month periods ended June 30, 2014, over the comparable prior year periods.  Enrollment at HCON for both the three and six month periods ended June 30, 2014 increased 17% over the comparable prior year periods.

For the three-month period ended June 30, 2014, our consolidated revenue increased to $85.5 million from $80.9 million, or by 6%, over the comparable prior year period.  Our operating margins decreased to 18.5% from 21.2% for the three-month period ended June 30, 2014, over the comparable prior year period.  For the six month period ended June 30, 2014, our consolidated revenue increased to $174.0 million from $164.8 million, or by 6%, over the comparable prior year period.  Our operating margins decreased to 18.7% from 21.5% for the six-month period ended June 30, 2014, over the comparable prior year period.

For the three-month period ended June 30, 2014, APEI segment revenue decreased to $78.3 million from $80.9 million, or by 3%, over the comparable prior year period.  APEI segment operating margins decreased to 19.2% from 21.2% for the three-month period ended June 30, 2014, over the comparable prior year period.  For the six-month period ended June 30, 2014, APEI segment revenue decreased to $159.6 million from $164.8 million, or by 3%, over the comparable prior year period. APEI segment operating margins decreased to 19.5% from 21.5% for the six-month period ended June 30, 2014, over the comparable prior year period.

 For the three-month period ended June 30, 2014, HCON segment revenue was $7.2 million, and its operating margin was 10.9%.  For the six-month period ended June 30, 2014, HCON segment revenue was $14.4 million, and its operating margin was 10.3%.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2013 included in the Annual Report. There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and six month periods ended June 30, 2014 compared to the three and six month periods ended June 30, 2013. Our revenues and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCON segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

Our consolidated results for three and six months ended June 30, 2014 reflect the operations of HCON, which was acquired by us on November 1, 2013, and our results for the three and six month periods ended June 30, 2013 do not include the results of HCON. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenues for each of the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	35.3	33.6	35.4	33.8
Selling and promotional	19.9	19.8	19.6	19.8
General and administrative	21.6	21.3	21.8	21.0
Depreciation and amortization	4.6	4.1	4.5	3.9

Total costs and expenses	81.4	78.8	81.3	78.5

Income from operations before
Interest income and income taxes	18.5	21.2	18.7	21.5
Interest income, net	0.1	0.1	0.1	0.1

Income from operations before income taxes	18.6	21.3	18.8	21.6
Income tax expense	7.2	8.0	7.2	8.1
Equity investment loss, net of taxes	—	—	—	—

Net Income	11.4%	13.3%	11.6%	13.5%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues. Our consolidated revenues for the three months ended June 30, 2014 were $85.5 million, an increase of $4.6 million, or 6%, compared to $80.9 million for the three months ended June 30, 2013. The increase was a result of an increase in revenues related to the inclusion of the results of the HCON segment, partially offset by a revenue decrease in our APEI segment due to a 3% decrease in net course registrations.

Costs and expenses.  Costs and expenses for the three months ended June 30, 2014 were $69.6 million, an increase of $5.9 million, or 9%, compared to $63.7 million for the three months ended June 30, 2013.  Costs and expenses as a percentage of revenues increased to 81.4% for the three months ended June 30, 2014 from 78.8% for the three months ended June 30, 2013. The increase in costs and expenses were primarily due to the inclusion of the results of the HCON segment for the three months ended June 30, 2014, with such expenses being partially offset by decreased expenses in our APEI segment caused by a decrease in net course registrations and lower payroll costs.  Our costs and expenses as a percentage of revenue increased due to the inclusion of the operating results of the HCON segment, which has higher costs and expenses as a percentage of revenue than our APEI segment largely because HCON offers the majority of its courses at physical campuses, which have a higher cost structure than courses delivered fully online.  To a lesser degree, our costs and expenses as a percentage of revenue also increased due to lower revenues from our APEI segment not being fully offset by lower costs and expenses in that segment.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2014 were $30.2 million, representing an increase of 11% from $27.2 million for the three months ended June 30, 2013.   Instructional costs and services expenses as a percentage of revenues were 35.3% for the three months ended June 30, 2014, compared to 33.6% for the three months ended June 30, 2013.  The increase in instructional costs and services expenses was primarily the result of the inclusion of the results of the HCON segment for the three months ended June 30, 2014, partially offset by decreases in instructional costs and services expenses in our APEI segment as the result of lower net course registrations. For the three months ended June 30, 2014, instructional costs and services expenses include campus level expenses for the HCON segment.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2014 were $17.0 million, representing an increase of 6% from $16.0 million for the three months ended June 30, 2013.  This increase was due to the inclusion of the results of the HCON segment for the three months ended June 30, 2014, and increased advertising expenses in our APEI segment.  Selling and promotional expenses as a percentage of revenues were 19.9% for the three months ended June 30, 2014 and 19.8% for the three months ended June 30, 2013.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2014 were $18.5 million, representing an increase of 8% from $17.2 million for the three months ended June 30, 2013.   General and administrative expenses as a percentage of revenues increased to 21.6% for the three months ended June 30, 2014 from 21.3% for the three months ended June 30, 2013.  The increase in general and administrative expenses was a result of the inclusion of the results of HCON for the three months ended June 30, 2014, and increases in technology related expenses and higher bad debt expense in our APEI segment.  For the three months ended June 30, 2014, bad debt expense increased to $4.9 million, or 5.7% of revenue, compared to $3.2 million, or 3.9% of revenue in the prior year period.

Depreciation and amortization. Depreciation and amortization expenses were $4.0 million for the three months ended June 30, 2014, compared with $3.3 million for the three months ended June 30, 2013.  This represents an increase of 21%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI segment, and the inclusion of the results of HCON for the three months ended June 30, 2014.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense were $1.3 million and $1 million in the aggregate for each of the three months ended June 30, 2014 and June 30, 2013, respectively.  This represents an increase of 30.0%.  This increase resulted primarily from a higher number of employees eligible for stock-based compensation.

Income tax expense. We recognized income tax expense for the three months ended June 30, 2014 and June 30, 2013 of $6.2 million and $6.5 million, respectively, or effective tax rates of 38.6% and 37.8%, respectively.

   Net income. Our net income was $9.8 million for the three months ended June 30, 2014, compared to net income of $10.8 million for the three months ended June 30, 2013, a decrease of $1.0 million, or 9.3%.  This decrease was related to the factors discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues. Our consolidated revenues for the six months ended June 30, 2014 were $174.0 million, an increase of $9.2 million, or 6%, compared to $164.8 million for the six months ended June 30, 2013.  The increase was a result of an increase in revenues related to the inclusion of the results of the HCON segment, partially offset by a revenue decrease in our APEI segment due to a 3% decrease in net course registrations.

Costs and expenses.  Costs and expenses for the six months ended June 30, 2014 were $141.5 million, an increase of $12.2 million, or 9%, compared to $129.3 million for the six months ended June 30, 2013.  Costs and expenses as a percentage of revenues increased to 81.3% for the six months ended June 30, 2014 from 78.5% for the six months ended June 30, 2013. The increase in costs and expenses were primarily due to the inclusion of the results of the HCON segment for the six months ended June 30, 2014, with such expenses being partially offset by decreased expenses in our APEI segment caused by a decrease in net course registrations and lower payroll costs.  Our costs and expenses as a percentage of revenue increased due to the inclusion of the operating results of the HCON segment, which has higher costs and expenses as a percentage of revenue than our APEI segment largely because HCON offers the majority of its courses at physical campuses, which have a higher cost structure than courses delivered fully online.  To a lesser degree, our costs and expenses as a percentage of revenue also increased due to lower revenues from our APEI segment not being fully offset by the lower costs and expenses at that segment. Over time, we will look for opportunities to realize possible operating efficiencies at HCON that could lower the HCON segment’s costs and expenses as a percentage of the segment’s revenue.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2014 were $61.5 million, representing an increase of 11% from $55.6 million for the six months ended June 30, 2013.   Instructional costs and services expenses as a percentage of revenues were 35.4% for the six months ended June 30, 2014, compared to 33.8% for the six months ended June 30, 2013.  The increase in instructional costs and services expenses was primarily the result of the inclusion of the results of the HCON segment for the six months ended June 30, 2014, partially offset by decreases in instructional costs and services expenses in our APEI segment as the result of lower net course registrations. For the six months ended June 30, 2014, instructional costs and services expenses include campus level expenses for the HCON segment.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2014 were $34.0 million, representing an increase of 4% from $32.6 million for the six months ended June 30, 2013.  This increase was due to the inclusion of the results of the HCON segment, and an increase in advertising expenses in our APEI segment.  Selling and promotional expenses as a percentage of revenues decreased to 19.6% for the six months ended June 30, 2014 from 19.8% for the six months ended June 30, 2013.  This decrease was due to the inclusion of the results of the HCON segment for the six months ended June 30, 2014, which has lower selling and promotional expenses as a percentage of revenue than our APEI segment.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2014 were $38.0 million, representing an increase of 10% from $34.6 million for the six months ended June 30, 2013.  General and administrative expenses as a percentage of revenues increased to 21.8% for the six months ended June 30, 2014 from 21.0% for the six months ended June 30, 2013.  The increase in general and administrative expenses was a result of the inclusion of the results of HCON for the six months ended June 30, 2014, and increases in technology related expenses and higher bad debt expense in our APEI segment.  For the six months ended June 30, 2014, bad debt expense increased to $10.0, or 5.7% of revenue, compared to $6.8 million, or 4.1% of revenue in the prior year period.

Depreciation and amortization. Depreciation and amortization expenses were $7.8 million for the six months ended June 30, 2014, compared with $6.5 million for the six months ended June 30, 2013.  This represents an increase of 20%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI segment, and the inclusion of the results of HCON for the six months ended June 30, 2014.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense were $2.4 million and $1.9 million in the aggregate for each of the six months ended June 30, 2014 and June 30, 2013, respectively.  This represents an increase of 22.2%.  This increase resulted primarily from a higher number of employees eligible for stock-based compensation.

Income tax expense. We recognized income tax expense for the six months ended June 30, 2014 and June 30, 2013 of $12.5 million and $13.4 million, respectively, or effective tax rates of 38.2% and 37.7%, respectively.

Net income. Our net income was $20.2 million for the six months ended June 30, 2014, compared to net income of $22.1 million for the six months ended June 30, 2013, a decrease of $2.0 million, or 9%.  This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following details our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Revenue:
American Public Education Segment	$78,295	$80,925	$159,644	$164,765
Hondros College of Nursing Segment	7,168	—	14,372	—
Total Revenue	$85,463	$80,925	$174,016	$164,765
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$15,052	$17,203	$31,079	$35,413
Hondros College of Nursing Segment	783	—	1,481	—
Total income from continuing operations before interest income and income taxes	$15,835	$17,203	$32,560	$35,413

APEI Segment.

For the three months ended June 30, 2014, the $2.6 million decrease to approximately $78.3 million in revenues in our APEI segment was primarily attributable to lower net course registrations.  Net course registrations decreased to 96,100 for the three months ended June 30, 2014, a decrease of 3% compared to the same period of 2013.  Income from continuing operations before interest income and income taxes was $15.1 million for the three months ended June 30, 2014, a decrease of 12% compared to the same period of 2013.  This decrease was a result of the decrease in net course registrations, increases in selling and promotional expenses, increases in technology related expenditures and higher bad debt expense.

For the six months ended June 30, 2014, the $5.1 million decrease to approximately $159.6 million in revenues in our APEI segment was primarily attributable to lower net course registrations.  Net course registrations decreased to 202,000 for the six months ended June 30, 2014, a decrease of 3% compared to the same period of 2013. Income from continuing operations before interest income and income taxes was $31.1 million for the six months ended June 30, 2014, a decrease of 12% compared to the same period of 2013 as a result of the decrease in net course registrations, increases in selling and promotional expenses, increases in technology related expenditures, and higher bad debt expense.

HCON Segment.

Our HCON segment reflects the operations of HCON, which was acquired on November 1, 2013.  As a result, we have not reported the results of operations for the HCON segment for the three or six months ended June 30, 2013.

For the three months ended June 30, 2014, the HCON segment had $7.2 million in revenue and $783,000 in income from continuing operations before interest income and income taxes.  HCON's student enrollment during the period was 1,410, an increase of 17%, compared to the prior period of 2013.

For the six months ended June 30, 2014, the HCON segment had $14.4 million in revenue and $1.5 million in income from continuing operations before interest income and income taxes.  HCON's student enrollment during the period was 1,410, an increase of 17%, compared to the prior period of 2013.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the six months ended June 30, 2014 and June 30, 2013 primarily through cash provided by operations.  In the first six months of 2014, we used cash to repurchase stock and for a minority investment in Second Avenue Software, a game-based education software company, while in the first six months of 2013, we used cash to repurchase stock and for a minority investment in Fidelis Education, a company that is developing a technology platform that will assist working adult students with education advising and career mentoring services as they pursue college degrees. Cash and cash equivalents were $89.8 million and $94.8 million at June 30, 2014 and December 31, 2013, respectively, representing a decrease of $5.0 million, or 5%.

We derive a significant portion of our revenues from tuition assistance programs from the DoD.  Generally, these funds are received within 60 days of the start of the classes to which they relate.  Another significant source of revenue is derived from our participation in Title IV programs, for which disbursements are governed by federal regulations.  We have typically received disbursements under Title IV programs within 30 days of the start of the applicable class. These factors, together with the number of classes starting each month, affect our operating cash flow.

Our costs and expenses have increased over time with the fluctuations in student enrollment, increased overhead, and the acquisition and operation of HCON, and we expect to fund these costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future unless significant future investment opportunities should arise.

Operating Activities

Net cash provided by operating activities was $22.2 million and $34.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  The decrease in cash provided by operating activities was primarily related to lower net income, and decreases in current liabilities primarily related to a decrease in accrued liabilities.

Investing Activities

Net cash used in investing activities was $12.2 million and $15.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively. This decrease was primarily related to less cash being expended for equity investments and lower capital expenditures in our APEI segment.

Cash used in investing activities for capital expenditures is primarily related to our APEI segment and is for software development, on-going software development related to Partnership At a Distance, our customized student information and services system, buildings to support our operations, and computers and equipment to support staff. In addition, during the six months ended June 30, 2014, our APEI segment made an equity investment in Second Avenue Software for $1.5 million, and during the six months ended June 30, 2013 our APEI segment made an equity investment in Fidelis Education for $4.0 million.

We expect that we will continue to make investments related to strategic opportunities or to enhance our business capabilities, such as our investment in Fidelis Education and Second Avenue Software.  Capital expenditures could be higher in the future as a result of the acquisition or lease of existing structures or potential new construction projects and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth, as well as a result of expenditures on technology and other business capabilities.  We also expect that in the future capital expenditures in our HCON segment may be higher as a percentage of revenue than those in our APEI segment as a result of investments made related to HCON's physical classroom operations.  We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

Financing Activities

Net cash used in financing activities was $15.1 million and $6.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in cash used in financing activities was primarily related to more cash being expended for the repurchase of our common stock, partially offset by a decrease in the amount of cash received in exchange for the issuance of our common stock.

On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On March 14, 2013, our Board of Directors increased the authorization by $15 million of shares, and on June 13, 2014, our Board of Directors increased the authorization by an additional $15 million of shares.  Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.  For the six-month period ended June 30, 2014, we repurchased 416,328 shares under the repurchase program for an aggregate amount of $14.5 million.   As of June 30, 2014, approximately $15 million remained authorized for repurchase under the program.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended June 30, 2014.

For information regarding new HCON operating leases entered into in the ordinary course of business please refer to our Financial Statements: Notes to Consolidated Financial Statements, Subsequent Events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments.  We invest our excess cash in bank overnight deposits.  We have no material derivative financial instruments or derivative commodity instruments as of June 30, 2014.

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

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At June 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the six months ended June 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

However, on or about November 18, 2013, a putative class action styled Tabatha Vickery, Bryan Lynn, on behalf of themselves and a similarly situated class v. Hondros College, Inc. and John G. Hondros, was filed in the Court of Common Pleas, Cuyahoga County, Ohio, case no. CV 13 817299.  National Education Seminars, Inc., which operates as Hondros College of Nursing, or HCON, was not named in the lawsuit, but a then member of HCON’s board of directors, John Hondros, was named in the lawsuit, and the allegations made in the Complaint relate to HCON’s operations and not the operations of the entity named in the lawsuit.  The lawsuit asserts claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus.  The plaintiffs allege that the putative class consists of more than 60 former students who in the summer or fall quarters of 2011 enrolled in the ADN or the licensed practical nursing, or LPN, program at the Independence campus with the intention of pursuing a degree in nursing, but who withdrew from the ADN or LPN program.  On February 11, 2014, the plaintiffs filed their First Amended Complaint  which removed Hondros College, Inc. as a defendant and added HCON as a defendant.  On February 24, 2014, the defendants filed a motion to dismiss with prejudice the plaintiffs’ First Amended Complaint.  On April 1, 2014, the plaintiffs filed their opposition to the motion to dismiss.  On April 10, 2014, the defendants filed their reply brief in support of the motion to dismiss.  We are currently unable to estimate the likelihood or range of reasonably probable loss, if any, for this matter.  We do not believe, based on currently available information, that the outcome of this proceeding, if adverse to HCON, would have a material adverse effect on our financial condition.

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

We intend to market APUS programs in international markets, which could subject us to a variety of risks not previously encountered and negatively impact our profitability and liquidity.

We intend to market APUS's programs in international markets, which could subject us to a variety of risks not previously encountered and negatively impact our profitability and liquidity.  We have marketed APUS's programs to a limited number of international students in the past, but we intend to increase these efforts in the future. APUS intends to market its programs using foreign agents and other methods.  We do not have previous experience marketing APUS's programs through foreign agents and we may be unable to adequately manage risks associated with these planned international efforts, which could adversely affect our ability to successfully attract, retain and serve students in international markets and negatively impact our profitability and liquidity.

These international risks include, but are not limited to, the following:

●	uncertainty of product acceptance by students in international markets;
●	difficulties in staffing and managing international operations;
●	challenges finding, managing, and retaining agent relationships;
●	compliance with foreign regulatory requirements and unforeseen changes in such regulatory requirements;
●	political and economic instability in the countries in which we market;
●	potentially adverse tax consequences; and
●	compliance with certain U.S. laws and regulations such as the Foreign Corrupt Practices Act.

The DoD's revised Memorandum of Understanding includes terms and conditions that impose extensive new regulatory requirements on APUS with respect to participation in DoD tuition assistance programs.

Under a DoD final rule, effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds from DoD tuition assistance programs.  Since August 14, 2013, DoD has issued a series of proposed revisions to the MOU.  On July 7, 2014, the DoD released a revised MOU (the "2014 MOU") and institutions were informed that they are required to sign the 2014 MOU on or before September 5, 2014 in order to continue to participate in DoD tuition assistance programs.  The 2014 MOU contains many requirements and limitations that were not contained in previous MOU's to which APUS was a party.  Pursuant to the 2014 MOU, among other requirements, institutions must: provide meaningful information to students about the financial cost of attendance;  comply with requirements related to readmission policies for servicemembers; abide by new limitations on the use of funds derived from tuition assistance; provide additional academic and student support services; disclose information about transfer of credit; in certain circumstances, return tuition assistance funds to DoD when a student withdraws; offer to service members loan counseling before private student loans are offered; and comply with ED's Title IV "program integrity" rules, including rules related to incentive payments, misrepresentation, and state authorization.  We cannot predict how DoD will interpret and enforce these requirements or what type of immediate sanctions, if any, will be implemented before an institution loses the ability to participate in DoD tuition assistance programs for failure to comply with certain provisions of the 2014 MOU.  The 2014 MOU also provides that an institution may only participate in DoD tuition assistance programs if it is accredited by an accrediting agency recognized by the U.S. Department of Education, approved for Veteran's Administration funding, and a participant in Title IV programs. If we fail to comply with the requirements of the 2014 MOU, we will not be able to participate in DoD tuition assistance programs, which could have a significant adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the six-month period ending June 30, 2014, we repurchased 416,328 shares of our common stock, par value $0.01 per share. The chart below provides further detail as to our repurchases during the period (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2014	—	—	—	—	$9,417,721
January 20, 2014	—	—	—	147,284	$9,417,721
January 1, 2014 – January 31, 2014	—	—	—	—	$9,417,721
February 1, 2014 – February 28, 2014	—	—	—	147,284	$9,417,721
March 1, 2014 – March 31, 2014	40,000	$35.26	40,000	107,284	$9,417,721
April 1, 2014 - April 30, 2014	185,000	$34.60	185,000	14,784	$6,217,221
May 1, 2014 - May 31, 2014	139,568	$35.11	139,568	—	$1,836,055
June 1, 2014 - June 30, 2014	51,760	$34.95	51,760	—	$27,043
June 30, 2014	—	—	—	—	$15,027,043
Total	416,328	$34.88	416,328	—	$15,027,043

(1)	On December 9, 2011, our Board of Directors approved a stock repurchase program for its common stock, under which we may annually purchase up to the cumulative number of shares issued or deemed issued under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program may be suspended or discontinued at any time, and will be funded using our available cash.

(2)
On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock.  On March 14, 2013, our Board of Directors increased this authorization by $15 million of shares and on June 13, 2014, our Board of Directors increased the authorization by an additional $15 million of shares.  Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions.  The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.

(3)
During the six months ended June 30, 2014, we were deemed to have repurchased 28,291 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.  These repurchases were not part of the Board authorized stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 1, 2014, we entered into an employment agreement with Carol Gilbert, our Executive Vice President, Programs and Marketing, an amended and restated employment agreement with Karan Powell, the Provost and Executive Vice President of American Public University System, Inc., an employment agreement with Richard W. Sunderland, Jr., our Executive Vice President and Chief Financial Officer, and an amended and restated employment agreement with Sharon van Wyk, our Executive Vice President and Chief Operations Officer.  We refer to these four agreements as the “Employment Agreements”.  The terms of the Employment Agreements are until March 31, 2017.  Each Employment Agreement automatically renews at the end of its term unless we give prior notice of the intent not to renew the agreement.

The Employment Agreements, which are being filed as exhibits to this Quarterly Report on Form 10-Q, have provisions in them that provide for base salary, participation in our annual incentive plan and the payments that are due to the executives in the event of the termination of their respective employment. The Employment Agreements provide that equity awards vest in the event of a change of control where the executive’s employment is terminated by us without cause or by the executive with good reason during the twelve-month period following that change of control, as defined in the Amended Agreements.

In the Employment Agreements, each executive has agreed not to compete with us nor solicit our employees for alternative employment during the term of his agreement and for a specified period after termination of employment.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Carol Gilbert.
10.2	Amended and Restated Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Karan Powell.
10.3	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr.
10.4	Amended and Restated Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Sharon van Wyk.
31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS **	XBRL Instance Document
EX-101.SCH **	XBRL Taxonomy Extension Schema Document
EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	August 5, 2014
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland Jr.	August 5, 2014
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)