Form 10-Q
period 2014-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2014-11-06
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The total number of shares of common stock outstanding as of November 4, 2014 was 17,264,595.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,639	$94,820
Accounts receivable, net of allowance of $19,364 in 2014 and $13,175 in 2013	6,624	9,520
Prepaid expenses	6,224	5,598
Income tax receivable	—	3,215
Deferred income taxes	8,779	3,432
Total current assets	130,266	116,585
Property and equipment, net	96,188	90,733
Notes receivable	6,400	6,000
Investments	12,190	10,597
Goodwill	38,634	38,148
Other assets, net	8,833	9,592
Total assets	$292,511	$271,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,888	$11,563
Accrued liabilities	13,896	17,866
Deferred revenue and student deposits	27,263	24,829
Total current liabilities	53,047	54,258
Deferred income taxes	14,578	10,328
Total liabilities	67,625	64,586

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 17,259 issued and outstanding in 2014; 17,578 issued and outstanding in 2013	173	176
Additional paid-in capital	168,169	164,913
Retained earnings	56,544	41,980
Total stockholders’ equity	224,886	207,069
Total liabilities and stockholders’ equity	$292,511	$271,655

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues	$84,707	$81,777	$258,723	$246,542
Costs and expenses:
Instructional costs and services	30,626	28,139	92,171	83,751
Selling and promotional	17,948	15,989	51,997	48,573
General and administrative	17,432	16,766	55,447	51,403
Depreciation and amortization	4,054	3,376	11,901	9,895
Total costs and expenses	70,060	64,270	211,516	193,622
Income from operations before interest income and income taxes	14,647	17,507	47,207	52,920
Interest income, net	98	77	277	230
Income before income taxes	14,745	17,584	47,484	53,150
Income tax expense	5,877	6,612	18,377	20,006
Equity investment loss, net of taxes	26	61	27	107
Net income	$8,842	$10,911	$29,080	$33,037
Net Income per common share:
Basic	$0.51	$0.62	$1.67	$1.87
Diluted	$0.51	$0.61	$1.65	$1.84
Weighted average number of common shares:
Basic	17,255,271	17,658,317	17,394,185	17,689,055
Diluted	17,355,405	17,876,747	17,573,617	17,942,798

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating activities
Net income	$29,080	$33,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,901	9,895
Stock-based compensation	3,691	3,004
Deferred income taxes	(1,097)	1,475
Other	137	244
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	2,896	3,424
Prepaid expenses and other assets	(956)	(6)
Income tax receivable	3,215	3,062
Accounts payable	325	(5,072)
Accrued liabilities	(4,456)	2,151
Deferred revenue and student deposits	2,434	2,985
Net cash provided by operating activities	47,170	54,199
Investing activities
Capital expenditures	(15,258)	(15,093)
Equity investment	(1,640)	(4,000)
Note receivable	(380)	—
Capitalized program development costs and other assets	(1,045)	(195)
Net cash used in investing activities	(18,323)	(19,288)
Financing activities
Cash paid for repurchase of common stock	(15,756)	(8,233)
Cash received from issuance of common stock	455	1,718
Excess tax benefit from stock-based compensation	273	483
Net cash used in financing activities	(15,028)	(6,032)
Net increase/(decrease) in cash and cash equivalents	13,819	28,879
Cash and cash equivalents at beginning of period	94,820	114,901
Cash and cash equivalents at end of period	$108,639	$143,780
Supplemental disclosure of cash flow information
Income taxes paid	$15,096	$14,985

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and campus-based postsecondary education to approximately 112,600 students through the operations of two subsidiaries:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU.  APUS is regionally accredited by the Higher Learning Commission.

•
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

The Company’s institutions are licensed or otherwise authorized, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs by state authorities to the extent the Company believes such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our operations are organized into two reportable segments:

•
American Public Education Segment, or APEI Segment.  This segment reflects the historical operations of APEI prior to the acquisition of HCON and reflects operational activities at APUS, other corporate activities, and minority investments.

•
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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).  The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted.  We do not expect to early adopt ASU 2014-15, which will be effective for us for our fiscal year ending December 31, 2016, and we do not believe the standard will have a material impact on our financial statements.

 There have been no other applicable pronouncements since the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Investments

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 21.6% of its fully diluted equity.  Fidelis Education is developing a learning relationship management system that will assist working adult students with education advising and career mentoring services as they pursue college degrees.  In connection with the investment, the Company is entitled to certain rights, including right to representation on the Board of Directors. The Company accounts for its investment in Fidelis Education under the equity method of accounting.  Therefore, the Company recorded the investment at cost and records its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

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

HCON entered into an operating lease agreement with an initial term of 15 years that commenced on July 1, 2014.  The operating lease requires monthly base rent payments in the amount of $38,710 for years one to five, $39,632 for years six to ten, and $41,475 for years 11 to 15.  The lease also provides for an annual upward rent adjustment for HCON's pro-rata share of any increase in the landlord’s total building operating costs, provided that HCON's pro-rata share of any increase related to the landlord’s controllable operating costs cannot exceed 10% per annum.  HCON has an option to terminate the lease at the end of the one hundred twentieth (120th) month of the lease term subject to payment of a $263,923 termination fee.

From time to time, the Company may be involved in litigation in the normal course of its business.  The Company is not aware of any pending or threatened litigation matters the resolution of which, in the opinion of management, will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

On or about November 18, 2013, a putative class action styled Tabatha Vickery, Bryan Lynn, on behalf of themselves and a similarly situated class v. Hondros College, Inc. and John G. Hondros, was filed in the Court of Common Pleas, Cuyahoga County, Ohio, as Case No. CV 13 817299.  National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, was not named in the lawsuit, but a then member of HCON’s board of directors, John Hondros, was named in the lawsuit, and the allegations made in the Complaint related to HCON’s operations and not the operations of the entity named in the lawsuit.  The lawsuit asserted claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus.  The plaintiffs alleged that the putative class consisted of more than 60 former students who in the summer or fall quarters of 2011 enrolled in the ADN or the licensed practical nursing, or LPN, program at the Independence campus with the intention of pursuing a degree in nursing, but who withdrew from the ADN or LPN program.  On February 11, 2014, the plaintiffs filed their First Amended Complaint, which removed Hondros College, Inc. as a defendant and added HCON as a defendant. On February 24, 2014, the defendants filed a motion to dismiss with prejudice the plaintiffs’ First Amended Complaint. On April 1, 2014, the plaintiffs filed their opposition to the motion to dismiss. On April 10, 2014, the defendants filed their reply brief in support of the motion to dismiss. The Company is currently unable to estimate the likelihood or range of reasonably probable loss, if any, for this matter. The Company does not believe, based on currently available information, that the outcome of this proceeding, if adverse to HCON, would have a material adverse effect on the Company’s financial condition.

Concentration

Approximately 36% and 35% of the APEI segment's revenues for the three and nine month periods ended September 30, 2014 were derived from students using financial aid under the Title IV programs, compared to 37% and 36% of the APEI segment's revenues for the three and nine month periods ended September 30, 2013.  Approximately 34% and 35% of the APEI segment's revenues for the three and nine month periods ended September 30, 2014 were derived from students who received tuition assistance from tuition assistance programs sponsored by the United States Department of Defense, or DoD, compared to approximately 36%  and 37% of the APEI segment's revenues for the three and nine month periods ended September 30, 2013.  Approximately 18% of the APEI segment's revenues for the three and nine month periods ended September 30, 2014 were derived from students who were eligible for veterans benefits, compared to approximately 16% of the APEI segment's revenues for the three and nine month periods ended September 30, 2013.  A reduction in any of these programs or a change in the benefits allowed to students thereunder could have a significant impact on the APEI segment's operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.  Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 358,940 and 214,579 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2014, respectively, compared to 0 and 169,837 anti-dilutive stock options excluded from the calculation for the three and nine month periods ended September 30, 2013, respectively.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, the tax years from 2011 to 2013 remain open to examination.

5. Stock-Based Compensation

On March 15, 2011, the Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the “2011 Incentive Plan”, and the Company's stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective.  Upon effectiveness of the 2011 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan, or the “2007 Incentive Plan”.  The 2011 Incentive Plan allows the Company to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2007 Incentive Plan or the American Public Education, Inc. 2002 Stock Incentive Plan, or the “2002 Stock Plan”, that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares.  As of September 30, 2014, there were 249,802 shares subject to outstanding awards under the 2011 Incentive Plan, and 453,231 shares subject to outstanding awards under the 2007 Stock Plan and the 2002 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors and is measured using the Company's stock price on the date of grant.  The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model.  Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Staff Accounting Bulletins No. 107 and 110 because the Company lacked sufficient historical data and was unable to make reasonable expectations regarding the future. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections.  The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the stock prices of peers with similar attributes.  In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day.  Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.  In the nine month periods ended September 30, 2014 and September 30, 2013 there were no options granted.

Options previously granted vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2013	501,202	$28.82
Options granted	—	$—
Awards exercised	(36,443)	$12.49
Awards forfeited	(11,528)	$37.26
Outstanding, September 30, 2014	453,231	$29.92	2.36	$2,024

Exercisable, September 30, 2014	453,231	$29.92	2.36	$2,024

The following table summarizes information regarding stock option exercises (unaudited):

	September 30, 2014	September 30, 2013
	(In thousands)
Proceeds from stock options exercised	$455	$1,658
Intrinsic value of stock options exercised	$904	$2,022
Tax benefit from exercises	$160	$339

The table below summarizes the restricted stock activity for the nine months ended September 30, 2014 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2013	190,761	$38.61
Shares granted	157,916	$43.90
Vested shares	(87,445)	$38.73
Shares forfeited	(11,430)	$41.96
Non-vested, September 30, 2014	249,802	$41.75

Stock-based compensation cost charged against income during the three and nine month periods ended September 30, 2014 and September 30, 2013 is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Instructional costs and services	$312	$224	$920	$653
Selling and promotional	131	113	392	331
General and administrative	824	685	2,379	2,020
Stock-based compensation expense in operating income	1,267	1,022	3,691	3,004
Tax benefit	(502)	(404)	(1,461)	(1,190)
Stock-based compensation expense, net of tax	$765	$618	$2,230	$1,814

As of September 30, 2014, there was $7.3 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 1.7 years.

Note 6. Other Employee Benefits

In November 2007, the Company adopted the American Public Education Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008.  There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP.  On June 13, 2014, the Company's shareholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes.  As of September 30, 2014, 92,440 shares remained available for purchase under the ESPP, including the 100,000 additional shares registered under the plan following the shareholder approval.

Note 7. Segment Information

On November 1, 2013, APEI acquired HCON and subsequently revised the Company’s segment reporting to maintain consistency with the method management uses to evaluate performance and allocate resources, as well as to provide additional information to shareholders.  Accordingly, the Company has identified two operating segments that are managed in the following reportable segments:

•   American Public Education Segment, or APEI Segment; and

•   Hondros College of Nursing Segment, or HCON Segment.

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

APEI acquired HCON on November 1, 2013.  Therefore the consolidated results for periods prior to November 1, 2013 do not include any results from the HCON segment.  A summary of financial information by operating segment is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
American Public Education Segment	$77,191	$81,777	$236,834	$246,542
Hondros College of Nursing Segment	7,516	—	21,889	—
Total Revenues	$84,707	$81,777	$258,723	$246,542
Depreciation and Amortization:
American Public Education Segment	$3,718	$3,376	$10,937	$9,895
Hondros College of Nursing Segment	336	—	964	—
Total Depreciation and Amortization	$4,054	$3,376	$11,901	$9,895
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$13,964	$17,507	$45,043	$52,920
Hondros College of Nursing Segment	683	—	2,164	—
Total income from continuing operations before interest income and income taxes	$14,647	$17,507	$47,207	$52,920
Capital Expenditures:
American Public Education Segment	$5,998	$4,172	$14,978	$15,093
Hondros College of Nursing Segment	45	—	280	—
Total Capital Expenditures	$6,043	$4,172	$15,258	$15,093

A summary of the Company’s consolidated assets by reportable segment is as follows (unaudited):

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Assets
American Public Education Segment	$240,259	$266,737
Hondros College of Nursing Segment	52,252	—
Total Assets	$292,511	$266,737

Note 8. Acquisition Accounting

On November, 1, 2013, APEI acquired all of the outstanding common stock of HCON, for an initial adjusted aggregate purchase price of $46.3 million.  The HCON acquisition was accounted for under FASB ASC Topic 805, Business Combinations, which requires the acquisition method to be used for all business combinations.  Under FASB ASC Topic 805, the assets and liabilities of an acquired company are reported at fair value along with the fair value of unrecorded intangible assets at the date of acquisition.  Goodwill represents the amount by which the purchase price of an acquired business exceeds the amount assigned to the assets acquired and liabilities assumed and the fair value assigned to identifiable intangible assets.   Based on the initial adjusted aggregate purchase price, the goodwill allocation for the HCON acquisition was $38.1 million.  Goodwill is deductible by APEI for tax purposes.

As part of the transaction, APEI and the selling shareholders of HCON agreed to an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, as it relates to the acquisition of HCON by APEI.  A Section 338(h)(10) election is an election made jointly by buyer(s) and seller(s) to treat a stock acquisition as an asset acquisition for U.S. federal income tax purposes.  The acquisition yielded a preliminary estimate of fair value of the obligation to the selling shareholders related to the Section 338(h)(10) election in the amount of $150,000, which was included in the initial $38.1 million goodwill allocation.  As of September 30, 2014, APEI increased its estimate of the fair value of its obligation to HCON's selling shareholders related to the Section 338(h)(10) election to $638,733.  As a result, the total adjusted aggregate purchase price and the amount of goodwill have been revised to $46.8 and $38.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion of our results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report and the audited financial information and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the Annual Report.

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

Overview

 Background

American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to approximately 112,600 students through two subsidiaries.  Our subsidiaries offer programs generally designed to prepare individuals for productive contributions to their professions and society, as well as to potentially advance our students in their current professions or help prepare them for their next career.  As of September 30, 2014, our wholly owned operating subsidiaries included the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through APUS, an online university that includes American Military University, or AMU, and American Public University, or APU.  APUS is regionally accredited by the Higher Learning Commission.  APUS has approximately 111,300 students and offers 97 degree programs and 94 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.  APUS employs approximately 420 full-time faculty members and 1,850 part-time faculty members who teach our programs offered through APUS.

Since APUS's founding as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other civilian professional communities.  In 2002, AMU was reorganized into a single university system, APUS, with two components: AMU, which is focused on educating military students, and APU, which is focused on educating non-military students.   As an online institution of higher learning, we believe APUS is well-suited to our students who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently or have limited financial resources.  Although APUS's focus has broadened, APUS continues to have an emphasis on its relationship with the military community.  As of December 31, 2013, approximately 45% of APUS students self-reported that they were serving in the military on active duty at the time of initial enrollment.  The remainder of APUS students were military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders) and civilians (mostly working adult students).

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, provides on-campus nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare community.  On November 1, 2013, we acquired HCON, which is consistent with our long-term strategic plan to, in part, diversify our education business and expand health science and technology programs. We believe HCON will expand our emphasis on health science programs and potentially serve as a platform for future healthcare school expansion.  The HCON acquisition was completed for an adjusted aggregate purchase price of approximately $47 million.  We assumed no debt in the acquisition of HCON.

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

Both APUS and HCON are licensed or otherwise authorized, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs by state authorities to the extent we believe such licenses or authorizations are required, and are certified by the U.S. Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.  As required by ED's change in ownership and control regulations, HCON is operating under a Temporary Provisional Program Participation Agreement which requires HCON to comply with specific conditions while provisionally certified.  If ED approves our application for the change in ownership and control of HCON, ED will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of such provisional certification.  As part of ED's post-closing review of our acquisition of HCON, we were notified in March 2014 that additional information regarding our consolidated financial status at the time of closing of the acquisition was required prior to ED being able to consider issuance of a final approval.  Pursuant to ED's request, this information was submitted to ED in April 2014.  In addition, as part of ED's post-closing review of our acquisition of HCON, in May 2014 ED requested additional information regarding the putative class action described above in Note 2 to the Consolidated Financial Statements.  Pursuant to ED's request, this information was submitted to ED in June 2014.  The potential risks associated with the HCON transaction are further addressed in the “Risk Factors” section of the Annual Report.

A requirement of the Higher Education Act of 1965, as amended, or HEA, commonly referred to as the “90/10 Rule,” applies to “proprietary institutions of higher education,” which includes for-profit schools like APUS and HCON.  Under this rule, a proprietary institution is prohibited from deriving more than 90% of its cash-basis revenue for any fiscal year, as computed for 90/10 Rule purposes, from Title IV programs.  Using the applicable formula, in 2013 APUS derived approximately 45.8% and HCON derived approximately 80.5% of cash-basis revenue from Title IV programs.  Additional information regarding the 90/10 Rule and potential risks associated with it are further addressed in our Annual Report.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels.  Pursuant to the Higher Education Opportunity Act enacted in 2008, which amended the HEA, beginning with the three-year cohort default rate for the 2011 cohort published by ED in September 2014, the three-year cohort default rates are applied for purposes of measuring compliance with the requirements.  Pursuant to these new requirements, if the three-year cohort default rate for any year after 2011 exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution loses eligibility to participate in Title IV programs.  If an institution's cohort default rate is equal to or greater than 30% in any year it must establish a default prevention task force.

In September 2014, ED released APUS's and HCON's final official cohort default rates for federal fiscal year 2011.  The final official ED cohort default rate for the federal fiscal years 2009, 2010, and 2011 are as follows:

Cohort Year	2009	2010	2011
APUS	7.2	11.9	13.0
HCON	6.4	12.7	12.1

Additional information regarding student loan default rates and potential risks associated with them are further addressed in our Annual Report.

Under a Department of Defense, or DoD, final rule, effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds from DoD tuition assistance programs.  Since August 14, 2013, DoD has issued a series of proposed revisions to the MOU.  On July 7, 2014, the DoD released a revised MOU (the “2014 MOU”) and institutions were informed that they were required to sign the 2014 MOU on or before September 5, 2014 in order to continue to participate in DoD tuition assistance programs.  In August 2014, APUS signed the 2014 MOU.  Additional information regarding the 2014 MOU and potential risks associated with it are further addressed in our Annual Report and the "Risk Factors" section of this Form 10-Q.

On April 1, 2014, a negotiated rulemaking committee, convened by ED, reached consensus on proposed regulations to address implementation of the changes made by the Violence Against Women Reauthorization Act of 2013, or VAWA, to the campus safety and security reporting requirements in the HEA.  On October 17, 2014, ED promulgated final regulations implementing the amendments changes.  Additional information regarding the Clery Act and potential risks associated with it are further addressed in our Annual Report.

Under the HEA, as amended, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.”  Historically, this concept has not been defined in detailed regulations.  Final regulations adopted by ED, which generally became effective on July 1, 2011 and which we refer to as the Program Integrity Regulations, address certain institutional and program eligibility issues, including gainful employment.  Under the Program Integrity Regulations, all institutions must use a template designed by ED to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The original Program Integrity Regulations included additional rules pertinent to gainful employment programs, which a federal court struck down while leaving the disclosure requirements in place.

In September 2013, ED convened a negotiated rulemaking committee, which we refer to as the Gainful Employment Rulemaking Committee, to prepare proposed regulations to replace those struck down by the federal court. The Gainful Employment Rulemaking Committee met in the fall of 2013, but did not achieve consensus on regulatory language.  On March 14, 2014, ED released a Notice of Proposed Rulemaking related to gainful employment programs.  On October 31, 2014, ED released the final gainful employment regulations, which we refer to as the Final GE Regulations, that are effective July 1, 2015.

The Final GE Regulations establish debt-related measures for determining whether certain postsecondary education programs prepare students for gainful employment in a recognized occupation.  The Final GE Regulations set forth two debt-to-earnings measures: an annual earnings rate and a discretionary income rate.  A program will pass the measures if the program's graduates have annual loan payments:

•	less than or equal to 8% of their total earnings or
•	less than or equal to 20% of their discretionary income.

A program that does not pass either of the debt-to-earnings measures and that has an annual earnings rate that is greater than 8% and less than or equal to 12%, or a discretionary income rate that is greater than 20% and less than or equal to 30%, would be in a warning “zone.”  A program fails the measures if its annual earnings rate is greater than 12% (or the denominator of the rate (annual earnings) is zero) and its discretionary income rate is greater than 30% (or the income for the denominator of the rate (discretionary earnings) is negative or zero).

Pursuant to the Final GE Regulations, subject to the potential for adjustments based on a transition period, a program will become ineligible for Title IV funding if it fails both debt-to-earnings measures twice in three consecutive years, or if the program is in the “zone” for four consecutive years.  An institution will be required to provide warnings to students, including prospective students, when notified by ED that a program could become ineligible based on its final debt-to-earnings measures for the next award year.

In addition to the debt-to-earnings measures, the Final GE Regulations include additional requirements related to gainful employment programs.  For example, the Final GE Regulations require an institution’s most senior executive officer to certify, as part of the program participation agreement, that each of its eligible gainful employment programs offered by the institution satisfies certain requirements related to institutional and programmatic accreditation and professional licensure or certification exam requirements.  Also, the Final GE Regulations expands upon the existing gainful employment program disclosure requirements.

In a separate negotiated rulemaking (Program Integrity and Improvement), the committee that ED convened failed to reach consensus on proposed regulations.  On October 23, 2014, ED promulgated final regulations addressing one of the other topics covered by the Program Integrity and Improvement negotiated rulemaking, namely amendments to the Federal Direct PLUS Loan Program.  Although the Federal Direct PLUS Loan Program amendments are not effective until July 1, 2015, ED announced that it will exercise its authority to implement the regulations as soon as possible.  Additional information regarding the Program Integrity and Improvement negotiated rulemaking and potential risks associated with it are further addressed in our Annual Report.

Business Segments

Our operations are organized into two reportable segments:

•
American Public Education Segment, or APEI Segment. This segment reflects the historical operations of APEI prior to the acquisition of HCON and reflects operational activities at APUS, other corporate activities, and minority investments.

•
Hondros College of Nursing Segment, or HCON Segment.  This segment reflects the operational activities of HCON. We acquired HCON on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON.

Summary of Results

Net course registrations in our APEI segment decreased 4.8% and 3.9% for the three and nine month periods ended September 30, 2014, over the comparable prior year periods.  Enrollment at HCON as of September 30, 2014 increased 8.1% as compared to the same date in 2013.

For the three-month period ended September 30, 2014, our consolidated revenue increased to $84.7 million from $81.8 million, or by 3.5%, over the comparable prior year period.  Our operating margins decreased to 17.2% from 21.4% for the three-month period ended September 30, 2014, over the comparable prior year period.  For the nine month period ended September 30, 2014, our consolidated revenue increased to $258.7 million from $246.5 million, or by 4.9%, over the comparable prior year period.  Our operating margins decreased to 18.3% from 21.4% for the nine-month period ended September 30, 2014, over the comparable prior year period.

For the three-month period ended September 30, 2014, APEI segment revenue decreased to $77.2 million from $81.8 million, or by 5.6%, over the comparable prior year period.  APEI segment operating margins decreased to 18.1% from 21.4% for the three-month period ended September 30, 2014, over the comparable prior year period.  For the nine-month period ended September 30, 2014, APEI segment revenue decreased to $236.8 million from $246.5 million, or by 3.9%, over the comparable prior year period.  APEI segment operating margins decreased to 19.0% from 21.5% for the nine-month period ended September 30, 2014, over the comparable prior year period.

For the three-month period ended September 30, 2014, HCON segment revenue was $7.5 million, and its operating margin was 9.1%.  For the nine-month period ended September 30, 2014, HCON segment revenue was $21.9 million, and its operating margin was 9.9%.

Critical Accounting Policies

Critical accounting policies are disclosed in our consolidated financial statements and footnotes in the audited financial statements for the year ended December 31, 2013 included in the Annual Report.  There have been no significant changes in our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and nine month periods ended September 30, 2014 compared to the three and nine month periods ended September 30, 2013.  Our revenues and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCON segments.  Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, the government's administration of its various educational funding programs, and other reasons that we cannot always anticipate.  We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

Our consolidated results for three and nine months ended September 30, 2014 reflect the operations of HCON, which was acquired by us on November 1, 2013, and our results for the three and nine month periods ended September 30, 2013 do not include the results of HCON.  For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as an approximate percentage of revenues for each of the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	36.2	34.4	35.6	34.0
Selling and promotional	21.2	19.6	20.1	19.7
General and administrative	20.6	20.4	21.4	20.9
Depreciation and amortization	4.8	4.2	4.6	4.0

Total costs and expenses	82.8	78.6	81.7	78.6

Income from operations before
Interest income and income taxes	17.2	21.4	18.3	21.4
Interest income, net	0.1	0.1	0.1	0.1

Income from operations before income taxes	17.3	21.5	18.4	21.5
Income tax expense	6.9	8.1	7.1	8.1
Equity investment loss, net of taxes	—	0.1	—	—

Net Income	10.4%	13.3%	11.3%	13.4%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues.  Our consolidated revenues for the three months ended September 30, 2014 were $84.7 million, an increase of $2.9 million, or 3.5%, compared to $81.8 million for the three months ended September 30, 2013.  The increase was a result of the inclusion of the results of the HCON segment in the 2014 period, partially offset by a revenue decrease in our APEI segment due to a 4.8% decrease in net course registrations.

Costs and expenses.  Costs and expenses for the three months ended September 30, 2014 were $70.0 million, an increase of $5.7 million, or 8.9%, compared to $64.3 million for the three months ended September 30, 2013.  Costs and expenses as a percentage of revenues increased to 82.8% for the three months ended September 30, 2014 from 78.6% for the three months ended September 30, 2013.  The increase in costs and expenses were primarily due to the inclusion of the results of the HCON segment for the three months ended September 30, 2014, with such expenses being partially offset by decreased expenses in the APEI segment as a result of lower net course registrations.  Our costs and expenses as a percentage of revenue increased due to the inclusion of the operating results of the HCON segment, which has higher costs and expenses as a percentage of revenue than our APEI segment largely because HCON offers the majority of its courses at physical campuses, which have a higher cost structure than courses delivered fully online.  To a lesser degree, our costs and expenses as a percentage of revenue also increased due to lower revenues from our APEI segment not being fully offset by lower costs and expenses in that segment.

Instructional costs and services expenses.  Our instructional costs and services expenses for the three months ended September 30, 2014 were $30.6 million, representing an increase of 8.9% from $28.1 million for the three months ended September 30, 2013.   Instructional costs and services expenses as a percentage of revenues were 36.2% for the three months ended September 30, 2014, compared to 34.4% for the three months ended September 30, 2013.  The increase in instructional costs and services expenses was primarily the result of the inclusion of the results of the HCON segment for the three months ended September 30, 2014, partially offset by decreases in instructional costs and services expenses in our APEI segment as the result of lower net course registrations.  For the three months ended September 30, 2014, instructional costs and services expenses include campus level expenses for the HCON segment.

Selling and promotional expenses.  Our selling and promotional expenses for the three months ended September 30, 2014 were $17.9 million, representing an increase of 11.9% from $16.0 million for the three months ended September 30, 2013.  Selling and promotional expenses as a percentage of revenues were 21.2% for the three months ended September 30, 2014 and 19.6% for the three months ended September 30, 2013.  This increase was due to increased advertising expenses in our APEI segment and the inclusion of the results of the HCON segment for the three months ended September 30, 2014.

General and administrative expenses.  Our general and administrative expenses for the three months ended September 30, 2014 were $17.4 million, representing an increase of 3.6% from $16.8 million for the three months ended September 30, 2013.   General and administrative expenses as a percentage of revenues increased to 20.6% for the three months ended September 30, 2014 from 20.4% for the three months ended September 30, 2013.  The increase in general and administrative expenses was a result of the inclusion of the results of HCON for the three months ended September 30, 2014, partially offset by decreases in general and administrative expenses in our APEI segment.  For the three months ended September 30, 2014, bad debt expense increased to $4.3 million, or 5.1% of revenue, compared to $3.4 million, or 4.1% of revenue in the prior year period.

Depreciation and amortization.  Depreciation and amortization expenses were $4.1 million for the three months ended September 30, 2014, compared with $3.4 million for the three months ended September 30, 2013.  This represents an increase of 20.1%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI segment, and the inclusion of the results of HCON for the three months ended September 30, 2014.

Stock-based and other compensation expenses.  Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.3 million and $1.0 million in the aggregate for each of the three months ended September 30, 2014 and September 30, 2013, respectively.  This represents an increase of 24.5%.  This increase resulted primarily from a higher number of employees eligible for stock-based compensation.

Income tax expense.  We recognized income tax expense for the three months ended September 30, 2014 and September 30, 2013 of $5.9 million and $6.6 million, respectively, or effective tax rates of 39.9% and 37.6%, respectively.  This increase was primarily due to an increase in our effective state tax rates.

   Net income.  Our net income was $8.8 million for the three months ended September 30, 2014, compared to net income of $10.9 million for the three months ended September 30, 2013, a decrease of $2.1 million, or 19.3%.  This decrease was related to the factors discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues.  Our consolidated revenues for the nine months ended September 30, 2014 were $258.7 million, an increase of $12.2 million, or 4.9%, compared to $246.5 million for the nine months ended September 30, 2013.  The increase was a result of the inclusion of the results of the HCON segment in the 2014 period, partially offset by a revenue decrease in our APEI segment due to a 3.9% decrease in net course registrations.

Costs and expenses.  Costs and expenses for the nine months ended September 30, 2014 were $211.5 million, an increase of $17.9 million, or 9.2%, compared to $193.6 million for the nine months ended September 30, 2013.  Costs and expenses as a percentage of revenues increased to 81.7% for the nine months ended September 30, 2014 from 78.6% for the nine months ended September 30, 2013.  The increase in costs and expenses were primarily due to the inclusion of the results of the HCON segment for the nine months ended September 30, 2014, with such expenses being partially offset by decreased expenses in the APEI segment as a result of lower net course registrations.  Our costs and expenses as a percentage of revenue increased due to the inclusion of the operating results of the HCON segment, which has higher costs and expenses as a percentage of revenue than our APEI segment largely because HCON offers the majority of its courses at physical campuses, which have a higher cost structure than courses delivered fully online.  To a lesser degree, our costs and expenses as a percentage of revenue also increased due to lower revenues from our APEI segment not being fully offset by the lower costs and expenses at that segment.

Instructional costs and services expenses.  Our instructional costs and services expenses for the nine months ended September 30, 2014 were $92.2 million, representing an increase of 10.0% from $83.8 million for the nine months ended September 30, 2013.   Instructional costs and services expenses as a percentage of revenues were 35.6% for the nine months ended September 30, 2014, compared to 34.0% for the nine months ended September 30, 2013.  The increase in instructional costs and services expenses was primarily the result of the inclusion of the results of the HCON segment for the nine months ended September 30, 2014, partially offset by decreases in such expenses in our APEI segment as the result of lower net course registrations.  For the nine months ended September 30, 2014, instructional costs and services expenses include campus level expenses for the HCON segment.

Selling and promotional expenses.  Our selling and promotional expenses for the nine months ended September 30, 2014 were $52.0 million, representing an increase of 7.0% from $48.6 million for the nine months ended September 30, 2013.  Selling and promotional expenses as a percentage of revenues increased to 20.1% for the nine months ended September 30, 2014 from 19.7% for the nine months ended September 30, 2013.  This increase was due to an increase in advertising expenses in our APEI segment and the inclusion of the results of the HCON segment.

General and administrative expenses.  Our general and administrative expenses for the nine months ended September 30, 2014 were $55.4 million, representing an increase of 7.8% from $51.4 million for the nine months ended September 30, 2013.  General and administrative expenses as a percentage of revenues increased to 21.4% for the nine months ended September 30, 2014 from 20.9% for the nine months ended September 30, 2013.  The increase in general and administrative expenses was a result of the inclusion of the results of HCON for the nine months ended September 30, 2014, partially offset by decreases in general and administrative expenses in our APEI segment.  For the nine months ended September 30, 2014, bad debt expense increased to $14.3 million, or 5.5% of revenue, compared to $10.2 million, or 4.1% of revenue in the prior year period.

Depreciation and amortization.  Depreciation and amortization expenses were $11.9 million for the nine months ended September 30, 2014, compared with $9.9 million for the nine months ended September 30, 2013.  This represents an increase of 20.2%.  This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI segment, and the inclusion of the results of HCON for the nine months ended September 30, 2014.

Stock-based and other compensation expenses.  Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $3.7 million and $3.0 million in the aggregate for each of the nine months ended September 30, 2014 and September 30, 2013, respectively.  This represents an increase of 23.3%.  This increase resulted primarily from a higher number of employees eligible for stock-based compensation.

Income tax expense.  We recognized income tax expense for the nine months ended September 30, 2014 and September 30, 2013 of $18.4 million and $20.0 million, respectively, or effective tax rates of 38.7% and 37.6%, respectively.  This increase was primarily due to an increase in our effective state tax rates.

   Net income.  Our net income was $29.1 million for the nine months ended September 30, 2014, compared to net income of $33.0 million for the nine months ended September 30, 2013, a decrease of $3.9 million, or 11.8%.  This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following details our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Revenue:
American Public Education Segment	$77,191	$81,777	$236,834	$246,542
Hondros College of Nursing Segment	7,516	—	21,889	—
Total Revenue	$84,707	$81,777	$258,723	$246,542
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$13,964	$17,507	$45,043	$52,920
Hondros College of Nursing Segment	683	—	2,164	—
Total income from continuing operations before interest income and income taxes	$14,647	$17,507	$47,207	$52,920

APEI Segment.

For the three months ended September 30, 2014, the $4.6 million decrease to approximately $77.2 in revenues in our APEI segment was primarily attributable to lower net course registrations.  Net course registrations decreased to 100,200 for the three months ended September 30, 2014, a decrease of 4.8% compared to the same period of 2013.  Income from continuing operations before interest income and income taxes was $14.0 million for the three months ended September 30, 2014, a decrease of 20.2% compared to the same period of 2013.  This decrease was a result of the decrease in net course registrations and increases in selling and promotional expenses and higher bad debt expense.

For the nine months ended September 30, 2014, the $9.7 million decrease to approximately $236.8 million in revenues in our APEI segment was primarily attributable to lower net course registrations.  Net course registrations decreased to 302,100 for the nine months ended September 30, 2014, a decrease of 3.9% compared to the same period of 2013.  Income from continuing operations before interest income and income taxes was $45.0 million for the nine months ended September 30, 2014, a decrease of 14.9% compared to the same period of 2013 as a result of the decrease in net course registrations, increases in selling and promotional expenses, increases in technology related expenditures, and higher bad debt expense.

HCON Segment.

Our HCON segment reflects the operations of HCON, which was acquired on November 1, 2013.  As a result, we have not reported the results of operations for the HCON segment for the three or nine months ended September 30, 2013.

For the three months ended September 30, 2014, the HCON segment had $7.5 million in revenue and $683,000 in income from continuing operations before interest income and income taxes. For the nine months ended September 30, 2014, the HCON segment had $21.9 million in revenue and $2.2 million in income from continuing operations before interest income and income taxes.

HCON's student enrollment as of September 30, 2014 was 1,311, an increase of 8.1%, compared to the same date in 2013.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the nine months ended September 30, 2014 and September 30, 2013 primarily through cash provided by operations.  In the first nine months of 2014, we used cash to repurchase stock and for a minority investment in Second Avenue Software, a game-based education software company, while in the first nine months of 2013, we used cash to repurchase stock and for a minority investment in Fidelis Education, a company that is developing a learning relationship management system that will assist working adult students with education advising and career mentoring services as they pursue college degrees. Cash and cash equivalents were $108.6 million and $143.8 million at September 30, 2014 and September 30, 2013, respectively, representing a decrease of $35.2 million, or 24.5%.

We derive a significant portion of our revenues from our participation in Title IV programs, for which disbursements are governed by federal regulations.  We have typically received disbursements under Title IV programs within 30 days of the start of the applicable class.  Another significant source of revenue is derived from tuition assistance programs from the DoD.  Generally, these funds are received within 60 days of the start of the classes to which they relate.  These factors, together with the number of classes starting each month, affect our operating cash flow.

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

Operating Activities

Net cash provided by operating activities was $47.2 million and $54.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.  The decrease in cash provided by operating activities was primarily related to lower net income, changes in deferred taxes, and decreases in current liabilities primarily related to a decrease in accrued liabilities.

Investing Activities

Net cash used in investing activities was $18.3 million and $19.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. This decrease was primarily related to less cash being expended for equity investments.

Cash used in investing activities for capital expenditures is primarily related to our APEI segment and is for software development, on-going software development related to Partnership At a Distance, our customized student information and services system, buildings to support our operations, and computers and equipment to support staff.  In addition, during the nine months ended September 30, 2014, our APEI segment made an equity investment in Second Avenue Software for $1.5 million, and during the nine months ended September 30, 2013 our APEI segment made an equity investment in Fidelis Education for $4.0 million.

We will continue to evaluate investments related to strategic opportunities or to enhance our business capabilities, such as our investment in Fidelis Education and Second Avenue Software.  Capital expenditures could be higher in the future as a result of the acquisition or lease of existing structures or potential new construction projects and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth, as well as a result of expenditures on technology and other business capabilities.  We also expect that in the future capital expenditures in our HCON segment may be higher as a percentage of revenue than those in our APEI segment as a result of investments related to HCON's physical classroom operations.  We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

Financing Activities

Net cash used in financing activities was $15.0 million and $6.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in cash used in financing activities was primarily related to more cash being expended for the repurchase of our common stock, partially offset by a decrease in the amount of cash received in exchange for the issuance of our common stock.

On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On March 14, 2013, our Board of Directors increased the authorization by $15 million of shares, and on June 13, 2014, our Board of Directors increased the authorization by an additional $15 million of shares.  Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.  For the nine-month period ended September 30, 2014, we repurchased 416,328 shares under the repurchase program for an aggregate amount of $14.5 million.   As of September 30, 2014, approximately $15 million remained unused and authorized for repurchase under the program.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended September 30, 2014.

For information regarding the new HCON operating lease entered into in the ordinary course of business, please refer to the section on “Commitments and Contingencies” in Note 2 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments.  We invest our excess cash in bank overnight deposits.  We have no material derivative financial instruments or derivative commodity instruments as of September 30, 2014.

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

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices.  Our future investment income will vary due to changes in interest rates.  At September 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the six months ended September 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

For information regarding previously disclosed legal proceedings, please refer to the section on “Commitments and Contingencies” in Note 2 to the Consolidated Financial Statements.

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

A failure to comply with the Department of Education's "gainful employment" regulations could result in the loss of eligibility in Title IV programs.

Under the Higher Education Act of 1965, as amended, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department of Education ("ED") published final regulations on gainful employment. For more information, see “Regulation of Our Business - Federal Support and Regulation of Postsecondary Education - Regulation of Title IV Financial Aid Programs - Gainful Employment” in the Annual Report. In response to a legal challenge to ED’s gainful employment regulations, on June 30, 2012 the U.S. District Court for the District of Columbia struck down the debt measures and all other gainful employment requirements except the disclosure requirements. On March 19, 2013, the court denied ED’s motion to reinstate certain of those regulations. Because the disclosure requirements were not stuck down, we are required to comply with the disclosure requirements. A negotiated rulemaking committee was convened by ED in September 2013 specifically on the topic of gainful employment programs. For more information about the committee’s work, see “Regulation of Our Business - Recent Legislative and Regulatory Matters - Regulatory Activity- Pending Rulemakings” in the Annual Report. On March 14, 2014, ED released a Notice of Proposed Rulemaking related to gainful employment programs.

On October 31, 2014, ED released final regulations, which will go into effect on July 1, 2015. The final regulations establish debt-related measures for determining whether certain postsecondary education programs prepare students for gainful employment in a recognized occupation. The final regulations set forth two debt-to-earnings measures: an annual earnings rate and a discretionary income rate. Under the final rule, a program will pass the measures if its graduates have annual loan payments less than or equal to 8% of their total earnings or less than or equal to 20% of their discretionary income. A program that does not pass either of the debt-to-earnings measures and that has an annual earnings rate that is greater than 8% and less than or equal to 12%, or a discretionary income rate that is greater than 20% and less than or equal to 30%, would be considered to be in a warning “zone.” Subject to the potential for adjustments based on a transition period, a program will fail the measures if its annual earnings rate is greater than 12% (or the denominator of the rate (annual earnings) is zero) and its discretionary income rate is greater than 30% (or the income for the denominator of the rate (discretionary earnings) is negative or zero).

A program will become ineligible for Title IV funding if it fails both debt-to-earnings measures twice in three consecutive years, or if the program is in the “zone” for four consecutive years. An institution will be required to provide warnings to students, including prospective students, when notified by ED that a program could become ineligible based on its final debt-to-earnings measures for the next award year.

In addition to the debt-to-earnings measures, the final regulations include additional requirements related to gainful employment programs. For example, the final regulations require an institution’s most senior executive officer to certify, as part of the program participation agreement, that each of its eligible GE programs offered by the institution satisfies certain requirements related to institutional and programmatic accreditation and professional licensure or certification exam requirements. Also, the final regulation expands upon current gainful employment program disclosure requirements.

The gainful employment regulations could put the continuing Title IV eligibility of our educational programs at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and other factors. Failure to satisfy the gainful employment measures could reduce our ability to offer or continue certain types of programs for which there is market demand, which could therefore impact our ability to maintain or grow our business.  Additionally, the expanded gainful employment program disclosure requirements could adversely impact student enrollment, persistence, and retention if our disclosed program information compares unfavorably with disclosed information of other educational institutions.

We intend to market APUS programs in international markets, which could subject us to a variety of risks not previously encountered and negatively impact our profitability and liquidity.

We intend to market APUS's programs in international markets, which could subject us to a variety of risks not previously encountered and negatively impact our profitability and liquidity.  We have marketed APUS's programs to a limited number of international students in the past and we intend to increase these efforts in the future.  APUS intends to market its programs using foreign agents and other methods.  We do not have previous experience marketing APUS's programs through foreign agents and we may be unable to adequately manage risks associated with these planned international efforts, which could adversely affect our ability to successfully attract, retain and serve students in international markets and negatively impact our profitability and liquidity.

These international risks include, but are not limited to, the following:

•  uncertainty of product acceptance by students in international markets;

•  difficulties in staffing and managing international operations;

•  challenges finding, managing, and retaining agent relationships;

•  compliance with foreign regulatory requirements and unforeseen changes in such regulatory requirements;

•  political and economic instability in the countries in which we market;

•  potentially adverse tax consequences; and

•  compliance with certain U.S. laws and regulations such as the Foreign Corrupt Practices Act.

The DoD's revised Memorandum of Understanding includes terms and conditions that impose extensive new regulatory requirements on APUS with respect to participation in DoD tuition assistance programs.

Under a DoD final rule, effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds from DoD tuition assistance programs.  Since August 14, 2013, DoD has issued a series of proposed revisions to the MOU.  On July 7, the DoD released a revised MOU (the “2014 MOU”) and institutions were informed that they are required to sign the 2014 MOU on or before September 5, 2014 in order to continue to participate in DoD tuition assistance programs.  The 2014 MOU contains many requirements and limitations that were not contained in previous MOU's to which APUS was a party.  Pursuant to the 2014 MOU, among other requirements, institutions must: provide meaningful information to students about the financial cost of attendance; comply with requirements related to readmission policies for servicemembers; abide by new limitations on the use of funds derived from tuition assistance; provide additional academic and student support services; disclose information about transfer of credit; in certain circumstances, return tuition assistance funds to DoD when a student withdraws; offer to service members loan counseling before private student loans are offered; and comply with ED's Title IV “program integrity” rules, including rules related to incentive payments, misrepresentation, and state authorization.  We cannot predict how DoD will interpret and enforce these requirements or what type of immediate sanctions, if any, will be implemented before an institution loses the ability to participate in DoD tuition assistance programs for failure to comply with certain provisions of the 2014 MOU.  The 2014 MOU also provides that an institution may only participate in DoD tuition assistance programs if it is accredited by an accrediting agency recognized by the U.S. Department of Education, approved for Veteran's Administration funding, and a participant in Title IV programs.  If we fail to comply with the requirements of the 2014 MOU, we will not be able to participate in DoD tuition assistance programs, which could have a significant adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the nine-month period ending September 30, 2014, we repurchased 416,328 shares of our common stock, par value $0.01 per share. The chart below provides further detail as to our repurchases during the period (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2014	—	—	—	—	$9,417,721
January 20, 2014	—	—	—	147,284	$9,417,721
January 1, 2014 – January 31, 2014	—	—	—	—	$9,417,721
February 1, 2014 – February 28, 2014	—	—	—	147,284	$9,417,721
March 1, 2014 – March 31, 2014	40,000	$35.26	40,000	107,284	$9,417,721
April 1, 2014 - April 30, 2014	185,000	$34.60	185,000	14,784	$6,217,221
May 1, 2014 - May 31, 2014	139,568	$35.11	139,568	—	$1,836,055
June 1, 2014 - June 30, 2014	51,760	$34.95	51,760	—	$27,043
June 30, 2014 - September 30, 2014	—	—	—	—	$15,027,043
Total	416,328	$34.88	416,328	—	$15,027,043

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

(3)
During the nine months ended September 30, 2014, we were deemed to have repurchased 28,291 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.  These repurchases were not part of the Board authorized stock repurchase program.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	November 6, 2014
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland Jr.	November 6, 2014
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)