Form 10-K
period 2014-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2015-02-26
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

 (304) 724-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par Value	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares of common stock outstanding as of February 24, 2015, was 17,225,685.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $577 million. For purposes of this calculation, shares of common stock held by the Registrant’s chief executive officer, the Registrant’s chief financial officer, and the Registrant’s directors were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2014 fiscal year) are incorporated by reference into Part III of this Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the pace of growth of our student enrollment and changes in the composition of our student body;

•	our ability to maintain, develop and grow our technology infrastructure to support a larger student body;

•	our conversion of prospective students to enrolled students and our retention of active students;

•	our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner or on a timely basis;

•	our ability to integrate National Education Seminars, Inc., which we refer to as Hondros College of Nursing, into our operations and to use that acquisition to diversify and expand our programs;

•
our ability to leverage our investment in New Horizons Worldwide, Inc. to provide international students with greater access to our programs and to provide our students with new supportive technologies;

•	our maintenance and expansion of our relationships and partnerships with the United States Armed Forces, corporations and other organizations and the development of new relationships and partnerships;

•	actions by the Department of Defense or branches of the United States Armed Forces;

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

•	the competitive environment in which we operate;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage, grow and diversify our business and execute our business and growth strategies; and

•	our financial performance generally.

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

PART I
ITEM 1. BUSINESS

American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to over 112,470 students through two subsidiary institutions. In this Annual Report, “we,” “our,” “us,” “the Company” and similar terms refer to APEI and its subsidiary institutions collectively unless the context indicates otherwise.

This Item 1 of our Annual Report contains a Company Overview section that provides information regarding our subsidiary institutions, an explanation of our reporting segments, an overview of the postsecondary educational market and market opportunities, our competitive strengths, growth strategy, executive officers, the seasonality of our operations, and where investors can obtain available information. Item 1 also contains a section entitled “Our Institutions” that provides institution specific information regarding each of our two subsidiary institutions, and a section entitled “Regulatory Environment,” which contains information on some of the regulations that impact postsecondary educational institutions.

COMPANY OVERVIEW

Subsidiary Institutions

Our institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current profession or help them prepare for their next career. Our wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities. APUS is an online university that includes American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.  APUS has approximately 111,000 students and offers 97 degree programs and 95 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.  APUS employs approximately 420 full-time faculty members and 1,820 part-time faculty members.

Since APUS's founding in 1991 as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other civilian professional communities.  In 2002, AMU was reorganized into a single university system, APUS, with two components: AMU, which is focused on educating military students, and APU, which is focused on educating non-military students.  As an online institution of higher learning, we believe APUS is well-suited to meet the needs of its military students who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently or have limited financial resources. Although APUS's focus has broadened, APUS continues to have an emphasis on its relationship with the military community. As of December 31, 2014, approximately 52% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment.  The remainder of APUS’s students were military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders) and other civilians (such as working adult students).

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare community. HCON’s programs are offered in a quarterly format to approximately 1,470 students.

HCON offers a Diploma in Practical Nursing and an Associate Degree in Nursing at its Ohio campuses, which are located in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland. HCON also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN Program, predominantly to students in Ohio.  HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education.  HCON’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN Program is approved by the Ohio Board of Regents.  In addition, the Diploma in Practical Nursing and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing. HCON employs approximately 100 full-time faculty members and 50 part-time faculty members.

We acquired HCON on November 1, 2013.  Our acquisition of HCON is consistent with our long-term strategic plan to diversify our education business and expand further into health science and technology focused programs. We believe HCON will potentially serve as a platform for future healthcare related program expansion. The HCON acquisition was completed for an adjusted aggregate purchase price of approximately $46.8 million. We assumed no long-term debt related to the acquisition of HCON.

Our Reporting Segments

Our operations are organized into two reporting segments:

•
American Public Education Segment, or APEI Segment. This segment reflects our historical operations prior to the acquisition of HCON and reflects the operational activities of APUS, other corporate activities, and minority investments.

•
Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON. We acquired HCON on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON.

Our consolidated revenue for the year ended December 31, 2014 increased to $350.0 million from $329.5 million in the year ended December 31, 2013.  Net income was $40.9 million for the year ended December 31, 2014, compared to net income of $42.0 million for the year ended December 31, 2013. Financial information regarding each of our reporting segments is reported in this Annual Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Selected Financial Data,” and “Financial Statements and Supplementary Data.”

Postsecondary Education Market Structure and Market Opportunities

Today, the U.S. postsecondary education market comprises more than 4,000 colleges and universities serving both traditional college-aged students and adult learners.  The market is highly fragmented with institutions varying by geography, program offerings, delivery method, ownership, affordability, level of academic quality and selectivity of admissions.  No single institution holds a significant proportion of the overall postsecondary education market.

We believe that growth opportunities may exist for institutions that can better meet changing consumer expectations, despite demographics and economic conditions that are slowing near term demand.  We also believe that many students are seeking an educational value that offers them the programs they want, at a competitive price, in an engaging and often mobile format that will support their immediate and long-term career aspirations, and that employers are seeking to hire graduates with competencies aligned to their needs. Thus, institutions, such as ours, with affordable pricing, flexible delivery, and a robust catalog of strong online offerings aligned to workforce needs are well-positioned to address the current challenges and to meet the demands of a connected and mobile society.

We believe that with nearly 2.2 million active-duty military and reservists, the U.S. Armed Forces will continue to be a significant market for online education even with planned troop drawdowns. Because of their irregular schedules, geographic mobility and access to tuition assistance funding, we believe service members will continue to seek respected universities that provide military-focused support services coupled with online curriculum that is designed to prepare graduates for career advancement. As part of their longstanding tradition, military leaders often encourage service members to capitalize on their earned education benefits, and to enhance their qualifications through the military’s compensation, promotion, assignment, and performance systems.

At the same time, elected and private-industry leaders are heavily promoting new policies and campaigns to facilitate the hiring of veterans, with a priority on placing individuals who are transitioning from military service to the private sector. As these policies lower barriers to nonmilitary jobs and federal contracts for veteran-owned businesses, postsecondary distance universities offer valuable  educational opportunities for military constituents regardless of where they live, work and learn.

The Department of Defense (DoD) uniform tuition assistance policy offers service members a variety of affordable education and financial aid options. Additionally, veterans (and certain service members) are entitled to educational benefits from the Department of Veterans Affairs (VA). For more information, refer to “Our Institutions” and “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements”.

Similar to the U.S. military community, we believe our nation’s public service professionals need access to affordable and flexible education that fits their changing schedules. More and more, we believe leadership advancement within many public service agencies requires an advanced degree. Often these professionals have extended and shifting schedules preventing them from attending traditional or in-class programs. Many traditional institutions lack the broad selection of degrees, certifications, or concentrations that are specifically relevant to public service careers. APUS fills this void by offering a broad array of industry-specific programs that are continually assessed against learning  outcomes, and enhanced through guidance and input from selected industry leaders.

On a national level the expanding healthcare sector is driving demand for nursing education. According to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook, 2014-15 Edition, job opportunities for registered nurses are expected to grow approximately 19% over the next 10 years, faster than the average growth for all occupations. Despite anticipated growth in job opportunities, a 2014 report from the American Association of Colleges of Nursing stated that over 53,000 qualified applications were not accepted by entry-level baccalaureate programs at nursing schools in 2013. These statistics suggest there may be unmet demand from qualified students for on-campus and online nursing educational programs. These statistics may not be indicative of demand on a regional or local level, including in Ohio.

Our institutions continue to face significant competition and other challenges related to federal policies governing education providers and financial aid. Most public institutions are aided by substantial government subsidies. Public and private nonprofit institutions benefit from government and foundation grants, in addition to tax-exempt status, tax-deductible contributions, and other financial resource not widely available to for-profit institutions. Many public competitors benefit from longstanding name recognition, and they are able to directly recruit students more cost-effectively, especially in their local markets.  In addition, competitors are upgrading the way they deliver their academic programs, which involves a variety of traditional, blended, and asynchronous learning platforms. Several institutions are shifting their delivery models to include a mix of traditional, nontraditional, credit-bearing and non-credit-bearing education programs, and massively open online courses (MOOCs) offered at little to no cost. This trend is accelerating as many institutions realign and adopt the flexible and cost-effective benefits that online education offers the modern learner.

Our Competitive Strengths

We believe our institutions demonstrate the following competitive strengths:

•
Academic Excellence. We are committed to continually assessing and enhancing our academic programs and our student services to support successful outcomes for our students and graduates. APUS invests significant resources to provide strong academic programs and educational support to its learning community. APUS’s academic program offerings are overseen by an independent Board of Trustees that includes former college presidents, active accreditation evaluators, a former Commandant of the Marine Corps, a former Navy Admiral, and a former Department of the Army Inspector General. Additionally, APUS utilizes Industry Advisory Councils (IACs) to evaluate and inform the overall and program-specific academic learning strategy. This facilitates efforts to connect APUS’s curriculum to the industry and students it serves. Similarly, HCON focuses on educational support by hiring experienced industry professionals while enhancing student services to assist students with courses, labs, and clinical offerings. HCON’s faculty includes individuals with research and teaching experience, and specialized nursing credentials.

•
Affordable Tuition. The combined tuition, fees, and books at APUS are less expensive for undergraduate and graduate students than the average in-state cost at a public university. APUS’s undergraduate tuition is covered 100% by DoD tuition assistance and graduate tuition is 80% covered. Although APUS has not increased undergraduate tuition since 2000, it currently plans to increase graduate and undergraduate tuition, in the range of 5% to 8%, in the second half of 2015. To support its active duty military students, APUS will continue providing a tuition grant that will keep their cost of tuition at approximately its current level. APUS remains committed to affordability. Tuition, fees, and books at HCON are also designed to be affordable and competitive with those of other similar institutions offering the same level of flexibility, accessibility, and student experience.

•
Online Higher Education and Diverse Program Offerings. APUS designs courses and programs specifically for online delivery. APUS recruits and prepares its faculty exclusively to deliver engaging online instruction. Because students are located worldwide, APUS focuses on providing asynchronous, interactive education to students that fits their busy lives. APUS offers 97 degree programs in fields ranging from homeland security, space studies, and emergency and disaster management, to liberal arts and electrical engineering. HCON currently offers a diploma program and an associate degree program at its physical campuses, in addition to its online RN-to-BSN program.

•
APUS’s Effective Student Support Systems and Data-Driven Decision-Making. APUS has developed proprietary information systems and processes to support what we refer to as Partnership At a Distance™ (PAD). PAD is APUS’s patented approach to interacting with APUS’s students. PAD is an information system that we believe enables APUS to recognize that every student is unique and to provide support from pre-enrollment through and beyond graduation. PAD is the system APUS utilizes for, among other things, student advising, administrative support, and community networking. PAD provides the flexibility to maintain a highly-engaged partnership with learners based on their preferences. We believe that PAD enables APUS to scale and continuously improve the quality of our academic offerings and student support. Through PAD, students may access admissions, orientation, course registrations, tuition payments, book requests, grades, transcripts, and degree progress.

Growth Strategy

We believe our institutions’ growth in student enrollment and revenue has been driven primarily by high student satisfaction and referral rates, by the affordability of our institutions’ tuition and by the type of the degree programs offered. Between 2012 and 2014, we grew our consolidated revenue 11.6% from $313.5 million to $350.0 million. Our revenues increased by 6.2% from $329.5 million in 2013 to $350.0 million in 2014, largely due to the inclusion of revenue from HCON. To grow our revenues and improve our financial performance, we plan to employ the following strategies:

•
Maintain Our Leading Position in the Military Market. APUS has always focused on the needs of the U.S. military community since being founded as American Military University. The combination of our online model, focused curriculum, and outreach to military communities enables APUS to gain market share from more established schools, many of which are traditional schools offering on-campus instruction that have served the military market for longer periods. APUS remains firmly committed to providing exceptional service and support to the military community.  One example of this commitment and the resources dedicated to it is APUS’s Virtual Veterans Center, which is an online information repository, a gateway to personalized support services, and a gathering place for veteran and active-duty students and alumni. It provides users with branch-specific discussion boards, career services, academic advising, Student Veterans of America chapter information, and a range of other resources.

•
Broaden APUS’s Acceptance in the Civilian Market. APUS designs its curriculum to be relevant to public safety professionals and civilian professionals with extended and irregular work schedules, and other adult learners. We believe that today’s adult students, regardless of their specific career requirements, are looking for a highly-tailored educational experience that prepares them for success. While APUS’s quality, affordable, and diverse academic offerings are highly attractive options for students, we are also striving to meet an increasing demand to provide learning-on-the-go that enables students to choose their own course curriculum, pace, level of support, and credentials.

•
Add New Degree Programs at Our Institutions. Over the long term, we intend for our institutions to continue expanding their degree offerings to meet student needs and marketplace demands, with a focus on new programs in fields exhibiting higher than average growth. Our acquisition of HCON, and the type of program offerings at HCON, reflect this strategy. APUS is also preparing, academically and culturally, to potentially offer doctoral programs beginning in the next few years.

•
Pursue and Expand Strategic Partnerships. We believe that articulation agreements and partnerships with other institutions of higher learning, corporations, professional associations, and other organizations are important to institutional performance, enrollment growth and expanding access to higher education. We plan for our institutions to continue pursuing such relationships.

•
Explore International and Other Opportunities for APUS. APUS is developing partnerships, investments, and other initiatives aimed at expanding international access to its affordable online programs, and intends to actively market its programs in international markets. The objective is to increase the diversity of APUS’s student population, enhance the learning environment, and diversify revenues. We plan to pursue other relationships, partnerships, and business opportunities to expand our international reach, including the development of new corporate training programs and non-degree certifications. We believe our investment in New Horizons Worldwide, Inc., or New Horizons, a global information technology training company, may yield opportunities to provide international students greater access to APUS’s information technology programs and other similar programs.

•
Innovative Education Technology. APUS has developed proprietary technologies and systems to enhance student services, classroom instruction, learning outcomes, and the overall student experience. To further improve student outcomes, satisfaction rates, access, our institutional efficiency and our brand differentiation, we are focused on providing a unique and advanced learning environment, including through enhancing our existing technologies and investing in emerging technologies and companies. For example, as a result of our investment in Fidelis Education, Inc., or Fidelis Education, we pursued a pilot program to provide students with access to Fidelis Education’s ClearPath system. The ClearPath system is designed to help online students interact with faculty and staff in meaningful ways outside the classroom, to improve persistence, and help students successfully prepare for career transitions. We expect to open the ClearPath system for all new APUS students during 2015 and transition current and returning students to the ClearPath system by the end of 2015.

•
Improve Student Persistence.  Our ability to increase enrollment depends largely on our ability to attract new students and provide them with an effective university experience.  We are focused on increasing the percentage of our students that are prepared for the rigors of higher education, successfully complete courses and graduate from our programs.  We have launched several new projects at APUS to accomplish these goals, including initiatives to attract new college-ready students, increasing the level of engagement and collaboration in the classroom, and launching new classroom interventions to help students succeed academically.  In addition, we research and explore new ways to improve student persistence and academic quality through collaborative initiatives with non-profit organizations and other universities.

To assist us in achieving elements of our growth strategy and further develop our business capabilities, we will continue to research and assess strategic investments and acquisitions. Future strategic investments or acquisitions could include investments in partnerships or joint ventures with, or the acquisition of, other schools, service providers, or education technology-related companies. Examples of our recent investments and acquisitions include:

•
Hondros College of Nursing. In November 2013, we acquired all of the issued and outstanding capital stock of National Education Seminars, Inc., which we refer to as HCON, for an approximate adjusted aggregate purchase price of $46.8 million. As described more fully elsewhere in this annual report, HCON offers the Diploma in Practical Nursing, the Associate Degree in Nursing, and the online registered nurse to Bachelor of Science in Nursing completion program.

•
New Horizons Worldwide, Inc. In September 2012, we made a $6.8 million equity investment and a $6.0 million debt investment in a holding company that acquired New Horizons, a global information technology training company operating over 300 locations around the world through franchise arrangements in approximately 45 states and 70 countries. In connection with the investment we acquired approximately 19.9% of the fully diluted equity of New Horizons and are entitled to certain rights, including rights to representation on the Board of Directors of the holding company. In December 2014, New Horizons prepaid the $6.0 million loan we made in connection with the investment transaction.

•
Fidelis Education, Inc. In February 2013, we made a $4.0 million investment in preferred stock of Fidelis Education, representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a technology platform that will assist working adult students with education advising and career mentoring services as they pursue college degrees. In connection with the investment, APEI is entitled to certain rights, including the right to representation on the Board of Directors of Fidelis Education.

For additional information regarding these and our other investments and acquisitions, please refer to the “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.”

Executive Officers of the Registrant

Set forth below is certain information concerning our executive officers:

Name	Age	Position
Dr. Wallace E. Boston	60	President, Chief Executive Officer and Director
Carol S. Gilbert	56	Executive Vice President, Marketing
Dr. Karan Powell	61	Executive Vice President, Provost of APUS
Richard W. Sunderland, Jr., CPA	54	Executive Vice President, Chief Financial Officer
Dr. Sharon van Wyk	55	Executive Vice President, Chief Operations Officer
Harry T. Wilkins, CPA	58	Executive Vice President, Chief Development Officer and Chief Executive Officer of HCON
Peter W. Gibbons	62	Senior Vice President, Chief Administrative Officer

Dr. Wallace E. Boston joined us in September 2002 as Chief Financial Officer and, since June 2004, has served as President, Chief Executive Officer, and a member of our Board of Directors. From August 2001 to April 2002, Dr. Boston served as Chief Financial Officer of Sun Healthcare Group. From July 1998 to May 2001, Dr. Boston served as Chief Operating Officer and, later, President of NeighborCare, Inc. From February 1993 to May 1998, Dr. Boston served as Vice President of Finance and later, Senior Vice President of Acquisitions and Development of Manor Healthcare Corporation, now Manor Care, Inc. From November 1985 to December 1992, Dr. Boston served as Chief Financial Officer of Meridian Healthcare.

Carol S. Gilbert joined us in May 2004 as Vice President, Programs and Marketing, was promoted to Senior Vice President, Marketing in January 2005 and was promoted to Executive Vice President, Marketing in January 2009. From August 1998 to October 2003, Ms. Gilbert served as Brand Vice President at Marriott International where she led the strategic planning efforts for the SpringHill Suites’ brand and directed business and marketing strategies for the Fairfield Inn brand, including the launch of the Fairfield Inn & Suites brand extension. From April 1996 to October 1997, Ms. Gilbert served as Vice President, Strategic Planning at Choice Hotels International (formerly owned by Manor Care, Inc.). From February 1991 to April 1996, Ms. Gilbert served as Senior Director, Marketing Strategy of Manor Care, Inc.

Dr. Karan Powell joined the Company in April 2004 as Interim Chancellor after serving on the Board of Trustees for two years. From October 2005 to December 2005, Dr. Powell served as the Dean of the School of Business, Management and Graduate studies. From January 2006 to July 2008, Dr. Powell served as Vice President and Academic Dean. In July 2008, Dr. Powell was promoted to Senior Vice President and served as Senior Vice President and Academic Dean until July 2011. Dr. Powell was promoted to Executive Vice President and Provost in August 2011. In 2010, Dr. Powell was invited to be a board member of Higher Education Resource Services (HERS) and she was elected to the HERS executive board as Secretary in 2014. From 2011 to 2012, Dr. Powell served as Chair of the HERS’ 40th Anniversary Committee, and in 2012, was appointed as Program Committee Chair. Dr. Powell was elected to the Board for the Association of Chief Academic Officers in 2014 and has served on the Board of Trustees for Garrison Forest School in Baltimore, Maryland since 2012. Between 1988 and 2007, Dr. Powell served at Georgetown University in various roles, including Director of Professional Development in the School of Continuing Education, Director of Organization Development Programs, and Director of IRS Executive Development Program. While at Georgetown University, Dr. Powell also served as an Executive Instructor at the School of Business.

Richard W. Sunderland, Jr., CPA joined us in February 2011 as a consultant and became Senior Vice President of Finance at APUS in December 2012. Effective January 1, 2014, Mr. Sunderland was appointed as Executive Vice President and Chief Financial Officer of APEI. Prior to joining APUS, Mr. Sunderland served as the Chief Financial Officer of NovaSom, Inc. from 2008 to 2010. In addition, Mr. Sunderland served as Chief Financial Officer of Active Day, Inc. between 2005 and 2008, and in various roles, including as Controller, Senior Vice President and Chief Financial Officer, at NeighborCare, Inc. from 1993 to 2004.

Dr. Sharon van Wyk joined the Company in August 2009 as Executive Vice President, Chief Operations Officer. From March 2006 to April 2008, Dr. van Wyk served as Vice President of Process Excellence, Infrastructure & Online Customer Support at Intuit Inc. From 2001 to 2006, Dr. van Wyk served as Vice President of Process Excellence and New Market Development for Genworth Financial. From 1996 to 2001, Dr. van Wyk served as Manager, Global Risk Management and Six Sigma for GE Capital. From 1988 to 1996, Dr. van Wyk served as Associate Partner, Change Management for Accenture Consulting. Dr. van Wyk was an adjunct professor for the Executive MBA program at the University of Connecticut Business School and possesses several process improvement certifications including Master Black Belt and Six Sigma Instructor.

Harry T. Wilkins, CPA joined us in February 2007 as Executive Vice President and Chief Financial Officer. Effective January 1, 2014, Mr. Wilkins was appointed Executive Vice President and Chief Development Officer of APEI and Chief Executive Officer of APEI’s subsidiary National Education Seminars, Inc., which operates HCON. From December 2004 to February 2007, Mr. Wilkins served as a member of our Board of Directors, and from January 2005 to February 2007, he served on the Board of Trustees of APUS. Since 2002, Mr. Wilkins has also served as a founding partner of Grandizio, Wilkins, Little & Matthews, LLP, a Baltimore-based CPA firm that specializes in consulting for postsecondary education clients. From May 1992 to August 2001, Mr. Wilkins served as Chief Financial Officer of Strayer Education, Inc. From November 1984 to April 1992, Mr. Wilkins served as Director at Wooden & Benson, an accounting firm specializing in audits of education companies. From January 1979 to November 1984, Mr. Wilkins served as a senior consultant with Deloitte, Haskins and Sells, now Deloitte & Touche.

Peter W. Gibbons joined us in October 2002 as Vice President, Student Services and became Senior Vice President, Chief Operating Officer in January 2005. In May 2007, Mr. Gibbons’ title was changed to Senior Vice President, Chief Administrative Officer. From June 2000 to October 2002, Mr. Gibbons served as Vice President, Human Resources for Sitel Corporation. From May 1975 to June 2000, Mr. Gibbons served as a field artillery officer in the United States Army. Mr. Gibbons commanded soldiers in combat, held senior staff positions at the Department of Army, and taught at the United States Military Academy for three years.

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

Available Information About Us

APEI was incorporated in Delaware in 2002, as the successor to a Virginia corporation incorporated in 1991. Our website is www.americanpubliceducation.com. The information on our website is expressly not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to visiting our website, you may read and copy materials we file with the Securities and Exchange Commission, or SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

OUR INSTITUTIONS

We provide postsecondary education through two subsidiary institutions, APUS and HCON. Our institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

American Public University System

APUS is regionally accredited by the Higher Learning Commission, or HLC, and is based in Charles Town, West Virginia. In 2002, APUS was organized into a single university system, with two component universities, AMU, which is focused on appealing to military students, and APU, which is focused on appealing to non-military students.  APUS traces its roots to AMU, which was founded as a distance learning graduate-level institution for military officers seeking an advanced degree in military studies. APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other non-military communities. APUS is an online institution of higher learning, which we believe is well-suited to its students, especially its military students, who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently and have limited financial resources.

Although APUS’s focus has broadened, it continues to have an emphasis on its relationship with the military community. As of December 31, 2014, approximately 52% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment. The remainder of APUS’s students are military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders) and other civilians (such as working adult students).

Curriculum and Scheduling

APUS offers 192 degree and certificate programs. Academic terms begin on the first Monday of each month, with nearly 2,200 classes in over 1,200 unique courses that are offered in either eight- or sixteen-week formats. APUS’s programs are as follows:

Programs	Number
Masters Degrees	32
Bachelors Degrees	43
Associates Degrees	22
Total Degree Programs:	97

Certificates	Number
Graduate	44
Undergraduate	51
Total Certificates:	95

TOTAL PROGRAMS AND CERTIFICATES	192

At the graduate level, APUS offers programs in the following fields of study:

Master of Arts in:	Master of Education1 in:
Criminal Justice	Educational Leadership
Emergency Management and Disaster Management	School Counseling
Entrepreneurship	Teaching
History
Homeland Security
Humanities	Master of Public Administration
Intelligence Studies	Master of Public Health
International Relations and Conflict Resolution	Master of Public Policy
Legal Studies
Management	Master of Science in:
Military History	Accounting
Military Studies	Cybersecurity Studies
National Security Studies	Environmental Policy and Management
Political Science	Information Technology
Psychology	Space Studies
Reverse Logistics Management	Sports and Health Sciences
Security Management	Sports Management
Transportation Management and Logistics

1 In December 2014, APUS determined that it will no longer enroll new students in any of its initial education licensure programs. APUS will continue to enroll new students in its post-licensure education programs.

At the undergraduate level, APUS offers programs in the following fields of study:

Bachelor of Arts in:	Legal Studies
Criminal Justice	Mathematics
Emergency and Disaster Management	Natural Sciences
English	Nursing
Entrepreneurship	Public Health
General Studies	Space Studies
Government Contracting and Acquisition	Sports and Health Sciences
History	Sports Management
Homeland Security
Hospitality Management	Associate of Arts in:
Human Development and Family Studies	Business Administration
Intelligence Studies	Communication
International Relations	Counter-Terrorism Studies
Management	Criminal Justice
Marketing	Early Childhood Care and Education
Middle Eastern Studies	General Studies
Military History	History
Philosophy	Hospitality
Political Science	Management
Psychology	Military History
Religion	Real Estate Studies
Retail Management	Retail Management
Reverse Logistics Management	Weapons of Mass Destruction Preparedness
Security Management
Sociology	Associate of Applied Science in Health Sciences
Transportation and Logistics Management
Associate of Science in:
Bachelor of Business Administration	Accounting
Computer Applications
Bachelor of Science in:	Database Application Development
Accounting	Explosive Ordnance Disposal
Criminal Justice - Forensics	Fire Science
Cybersecurity	Paralegal Studies
Electrical Engineering	Public Health
Environmental Science	Web Publishing
Fire Science Management
Information System Security
Information Technology
Information Technology Management

APUS’s certificate programs generally consist of a minimum of 18 semester hours and focus on a particular component of a broader degree program. Students may earn discrete certificates or earn certificates in combination with work toward a degree program. APUS also offers several Learning Tracks comprised of one two-week "Classroom Success" orientation course about online learning, and three academic courses in a related area of interest.  A Learning Track allows students to pursue a course of study without having to commit to a degree or certificate program.

Enrollment and Student Body

The active student body of APUS consists of approximately 111,000 students, most of whom hold full-time employment. Active students are defined as those who have completed a course in the past twelve months, or are currently enrolled or registered for an upcoming course. APUS disenrolls students who fail to register for and complete at least one course in a calendar year, although students may apply for re-admission and active status. Students on extended military deployments may apply for a program hold, which keeps such students active until they return and are able to resume their studies.

Accreditation

APUS is regionally accredited by HLC which accredits degree-granting institutions located in a 19-state region, including West Virginia, and is recognized by ED.  The status and meaning of this institutional accreditation is described more fully below in  “Regulatory Environment - Accreditation.”

In addition to institutional accreditation by HLC, certain programs offered by APUS have received specialized accreditations or professional recognition.  For example, the Accreditation Council for Business Schools and Programs, or ACBSP, accredits the following programs:

•      Associate of Science, Bachelor of Science and Master of Science in Accounting;
•      Associate of Arts, Bachelor and Master of Business Administration;
•      Associate of Arts and Bachelor of Arts in Hospitality Management;
•      Associate of Arts, Bachelor of Arts, and Master of Arts in Management;
•      Associate of Arts in Real Estate Studies;
•      Associate of Arts and Bachelor of Arts in Retail Management;
•      Bachelor of Arts in Marketing; and
•      Bachelor and Master of Arts in Transportation and Logistics Management.

The Commission on Collegiate Nursing Education, or CCNE, accredits the Bachelor of Science in Nursing. Furthermore, APUS has obtained professional recognition for its Management program concentrations in Human Resources from the Society for Human Resource Management, certain courses in the Sports and Health Sciences program from the American Sport Education Program for Bronze Level Certification and the National Academy of Sports Medicine Performance Enhancement Specialist, for the Information Systems Security program from the National Security Agency - Information Assurance Courseware Evaluation, and certain courses in the Human Development and Family Studies program from the National Council on Family Relations for the Certified Family Life Educator. The meaning of these accreditations and recognitions is described more fully below in “Regulatory Environment - Accreditation.”

Student Recruitment and Marketing

APUS’s marketing strategy traditionally focused on building long-term, mutually beneficial relationships with organizations and individuals in military and public safety communities. The core of APUS’s referral strategy is rooted in our military and public safety outreach teams, which serve those primary communities and develop lasting partnerships. We believe APUS’s reputation as a trusted educator yields peer-to-peer referrals, and positions APUS as a respected institution among top federal and private sector employers. These relationships, as well as APUS’s student and alumni networks, also create personal referrals. This relationship-based marketing approach enables APUS to achieve student acquisition costs that we believe are less than the industry average.

In recent years, APUS supplemented relationship-based marketing with traditional media advertising and multifaceted interactive marketing campaigns to create greater brand awareness, particularly for the APU brand outside the military and public safety communities, and to increase inquiries from potential students. In these campaigns, APUS utilized digital marketing channels such as organic search, pay-per-click, banner advertising, and online social media, among others. This aspect of APUS’s marketing strategy along with increased competition and more investment in marketing the less well known APU brand has resulted in increased student acquisition costs, and also has attracted students who generally did not perform as well as those who enrolled through relationship-based marketing.  In the fourth quarter of 2014, APUS revised this strategy to use a more targeted and narrower geographical approach that was intended to attract students with greater college readiness.

International Student Recruitment Initiatives

APUS has marketed its programs to a limited number of international students in the past, but now intends to actively market its programs in international markets which could subject APUS to a variety of challenges not previously encountered. APUS intends to market its programs using foreign representatives and there is no guarantee that such efforts will be successful. We do not have previous experience marketing APUS's programs through foreign representatives and we may be unable to adequately manage risks associated with these planned international efforts, including associated regulatory hurdles, which could adversely affect our ability to successfully attract, retain and serve students in international markets while negatively impacting our profitability and financial condition.

Student Admissions

APUS welcomes prospective students to apply for admission at any time through an online application process. The current qualifications for most undergraduate programs are a high school diploma or General Education Development certificate. Applicants for graduate programs must hold a baccalaureate degree from an accredited U.S. institution or an equivalent foreign institution. Certain programs may have additional admissions standards and restrictions. Following admission students are issued a student ID number and password, and are provided information on how to finalize their admission and apply for evaluation of transfer credits. Students are also provided information on how to register for courses, arrange for payment, and navigate the online student environment. As APUS continues to improve the learning experience and attract students who are more likely to persist in its programs, APUS intends to implement a number of important changes and initiatives to admit more college-ready students.  Beginning in the second quarter of 2015, APUS plans to require that prospective students complete a free, non-credit admission course if they are not active duty military or veteran applicants, graduates from certified federal, state and local law enforcement and public safety academies, or prospective students with at least nine hours of transfer credit with a grade of “C” or better for each course from an accredited institution. These increased admissions standards may have an adverse effect on APUS’s enrollment and our financial condition. For additional information on the risks associated with such initiatives please refer to “Risk Factors - Risks Related to Our Business”.

Cost of Attendance and Financial Aid

We believe that APUS’s ability to offer affordable programs is one of its competitive strengths. Many APUS students also transfer a significant number of previously earned academic credit hours, which reduces the cost and time of earning their degrees.

Undergraduate tuition at APUS is $250 per credit hour, or $750 per three-credit course. A full 121-credit hour undergraduate degree may be earned for $30,250 in tuition costs at current tuition rates.  APUS’s graduate tuition is $325 per credit hour, or $975 per three-credit hour course, which means many APUS graduate degrees may be earned for less than $12,000 in tuition at current tuition rates. The combined tuition, fees and books at APUS are designed to be less expensive for undergraduate and graduate students than the average in-state cost at a public university.

Eligible undergraduate students enrolled in courses for academic credit receive their textbooks and other course materials at no additional cost to them through a book grant program. This book grant represents an average potential savings over the course of a student’s undergraduate degree program of approximately $4,900 as compared to public four-year colleges and universities according to comparative information from The College Board’s Trends in College Pricing 2014 report. APUS also utilizes open access and online library materials where applicable and works with various publishers to reduce the cost of textbooks and course materials.  In addition, APUS also works with a bookstore partner to lower the cost of textbooks and course materials for graduate students.

APUS does not charge an admission fee or fees for services such as registration, course drops, and similar events that trigger fees at many other institutions. Because APUS is an exclusively online institution, there are no required resident fees, such as for parking, food service, student union, and recreation. All students other than active duty members of the military who wish to have their transfer credits evaluated are required to pay a one-time flat fee. APUS also charges a technology fee, but provides a grant to cover the technology fee for students using DoD tuition assistance programs or VA education benefits. When applicable, APUS students are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees.

Except for members of the Coast Guard, DoD tuition assistance programs cover $750 of the tuition costs per course for military students, and these students may also be able to use VA education benefits or federal financial aid to cover any remaining cost, as described more fully below in  “Sources of Student Financing” and  “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements”. APUS has currently set undergraduate per- course tuition so that the DoD tuition assistance program covers the full tuition cost of undergraduate courses for members of the military up to the annual maximum benefit, other than for members of the Coast Guard, who are subject to the Coast Guard’s policy of  paying only 75% of tuition costs, up to $187.50 per semester hour.

APUS has not increased its undergraduate per semester hour tuition rate since the year 2000. However, APUS is planning a tuition increase in the second half of 2015, including to support further improvements in the online learning experience and other initiatives aimed at improving student success.  The tuition increase for graduate and undergraduate tuition is anticipated to be in the range of 5% to 8%.  To support its active duty military students, APUS will continue providing a tuition grant that will keep the cost of tuition for those students at approximately its current level.  In 2016, we also expect to evaluate repositioning select degree programs by implementing differentiated pricing, primarily to better align tuition of certain programs with higher market demand.  APUS expects to continue to focus on offering affordable programs.

Sources of Student Financing

APUS’s students finance their education through a combination of individual resources, DoD tuition assistance programs, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, and corporate reimbursement programs.  Most of APUS’s students rely on some form of financial aid in addition to their individual resources. The largest source (by dollar value) of financial aid used by APUS students is ED’s Title IV programs.  Students utilizing ED’s Title IV programs accounted for 36% of APUS’s net course registrations in 2014, and we believe that the ability of our students to participate in these programs is essential to APUS’s growth. Participation in the DoD tuition assistance programs, VA education benefits and Title IV programs add to APUS’s regulatory burden, as described more fully below in  “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements”. Participation in these programs means that changes to or interruptions in federal appropriations for these programs or other actions by the federal government will impact APUS’s operations and our financial condition.

As described more fully below in  “Regulatory Environment- Recent Legislative and Regulatory Activity- Federal Legislative Activity - Sequestration and Budgetary Matters,” in March 2013, in response to automatic across-the-board reductions in federal spending (also known as “sequestration”), each of the military services suspended new enrollments in DoD’s tuition assistance programs. As a result of Congressional action, each of the services reinstated enrollments in DoD tuition assistance programs in April 2013. However, our results of operations in the second quarter of 2013 were negatively impacted by these actions, resulting in what we believe were fewer enrollments from service members than otherwise would have been expected.

In October 2013, DoD tuition assistance programs were temporarily suspended as a result of the partial U.S. government shutdown. On October 1, 2013, prior to the government shutdown, APUS’s course registrations for October 2013 were approximately 41,200. However, as of October 14, 2013, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012.  We believe that many of these dropped registrations resulted from the suspension of DoD tuition assistance programs. After the government shutdown ended, DoD resumed its tuition assistance programs; however, we do not believe that APUS’s registrations for subsequent periods replaced all of the dropped registrations.

As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistance programs that took effect in federal fiscal year 2014. For example, the Air Force is no longer authorizing tuition assistance for associates degrees if the service member already has an associates degree from the Community College of the Air Force, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance, the Army has reduced the total annual benefit per service member from $4,500 to $4,000, and, as mentioned above, the Coast Guard has reduced the benefit payable to 75% of tuition costs, not to exceed $187.50 per semester hour.  For additional information regarding the risks associated with DoD tuition assistance programs, please refer to “Risk Factors - Risks Related to Our Business”.

While DoD’s tuition assistance programs were reinstated, subject to the modifications described above, budgetary pressures remain, and we do not know what future action will be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits (or both) available under those programs, or enacting new restrictions on participation in those programs. Any such changes, or any other reduction in the funding for DoD tuition assistance programs, could have a material adverse effect on APUS’s enrollments and our financial condition. The potential risks associated with these and similar events are described more fully below in “Risk Factors - Risks Related to Our Business.”

Faculty and Staff

APUS’s faculty consists of approximately 2,240 faculty members with relevant teaching and practitioner experience as well as a professional staff of approximately 1,030 non-faculty employees administering APUS’s academic, technology, service, and business operations. Most of APUS’s non-faculty employees work at either its headquarters in Charles Town, West Virginia, or at its administrative offices in Manassas, Virginia. None of APUS’s employees are parties to any collective bargaining arrangement. We believe that APUS has a good relationship with its employees.

Approximately 420 faculty members were designated as full-time faculty with the remainder designated as part-time. APUS establishes full-time and part-time positions based on program and course enrollment. Many of APUS’s full-time faculty began their careers with APUS as part-time faculty. We expect that APUS’s faculty headcount and the composition of full-time and part-time faculty will vary as APUS’s enrollment fluctuates.

We believe that APUS’s well-regarded faculty, which includes many former and current practitioners in their fields, attracts new students to APUS. A significant majority of APUS’s graduate faculty hold a doctorate in the relevant field, while virtually all undergraduate faculty have earned a graduate degree. Exceptions have been granted for a limited number of APUS’s faculty members who do not meet these degree standards but evidence significant experience and achievement in the field of study that they teach. Many APUS faculty members have relevant experience at leading universities and within military and government institutions.

We believe that the quality of APUS’s faculty is critical to its success because the majority of its interaction with its students is through its faculty members. APUS regularly reviews the performance of its faculty by, among other things, monitoring the amount of online contact that faculty have with students, reviewing student feedback, and evaluating the learning outcomes achieved by students. If APUS determines that a faculty member is not performing at an acceptable level it works with the faculty member to improve performance, including through assigning the faculty member a mentor. If the faculty member’s performance does not improve, APUS will no longer allow that faculty member to teach. APUS does not offer its faculty tenure.

We believe that the composition of APUS’s student body and curriculum are particularly attractive to potential faculty members because of the opportunity to teach relevant material to students who can implement classroom lessons at their workplaces. APUS recruits faculty members through referrals by current faculty members, advertisements in education and trade association journals, and its internet presence. Upon selection for a position, APUS requires each new faculty member to complete an orientation and training program that leads to their certification to teach at APUS and assignment to courses.

Information Technology

APUS has invested significant capital and resources into developing proprietary information systems and processes to support what we refer to as Partnership At a Distance™, or PAD. PAD is APUS’s patented approach to interacting with APUS’s students. PAD includes a dynamic information system that enables APUS to provide each student with individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking. PAD provides APUS with the flexibility to engage with its students based on their preferences and has allowed APUS to scale and improve the quality of its academic programs and student support.

APUS uses Sakai Collaboration and Learning Environment, or “Sakai CLE,” an open-source Learning Management System for its online classroom. There are approximately 350 educational institutions around the world reportedly using Sakai CLE to support teaching, learning, research, and collaboration. PAD and Sakai are APUS’s two core enterprise systems.  APUS has several other systems that are used to support financial aid processing, financial management, human resources processes, marketing and decision support.  APUS has decided to work towards being in a position to transition its financial aid processing system to its former third-party vendor. There will be significant costs and risks relating to the new vendor’s implementation. These costs will possibly include costs paid directly to the new vendor, costs related to the efforts of our employees and management, costs associated with the transition and the training of APUS employees, and costs incurred in terminating APUS’s relationship with its existing software vendor.  For additional information regarding the risks of this potential transition please refer to “Risk Factors - Risks Related to Our Business”.

The backbone of APUS’s information technology, or IT, infrastructure consists of two data centers: one in Virginia, and one at a co-location facility in Texas. APUS’s technology environment is managed internally. Student access to APUS’s systems is provided through redundant data carriers in both data centers. We believe that APUS has established a functional and reliable technology system that helps support its mission. APUS continues to invest in technology systems and enhancements to support its systems and mission. For additional information regarding risks related to our information technology please refer to “Risk Factors - Risks Related to Our Business”.

Intellectual Property

APUS exercises rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect its intellectual property. APUS’s course syllabi are its property, may be used in current and future courses as needed to facilitate instruction, and may be modified to meet evolving course or curriculum requirements. Intellectual property of APUS’s individual faculty members remains the property of each such faculty member and is reserved specifically for use only by the faculty member who owns it, unless the faculty member grants permission for use by others. APUS relies on agreements under which it obtains rights to use course content developed by faculty members and other third party content experts.

APUS has secured rights to trademarks for various names and terms used in its business, including “American Public University System,” “American Military University,” “American Public University” and logos incorporating the foregoing terms and acronyms of those terms, as well as “Ready When You Are.”, “Educating those Who Serve,” “MAP,” “RESPECTED. AFFORDABLE. ONLINE.” and the term “Partnership At a Distance.” We believe these trademarks and brand names are important to how prospective students identify APUS and are central to a number of its marketing efforts. APUS also owns rights to more than 200 internet domain names pertaining to APUS, AMU, APU and other unique descriptors. The U.S. Patent and Trademark Office issued APUS a patent for PAD in February 2011. APUS is also pursuing patents on several innovations that we believe enhance and support student’s academic achievement and streamline university operations.

Competition

Within the postsecondary education market, APUS competes primarily with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. APUS also competes in specific targeted markets, such as those discussed below.

APUS has focused on serving the military community since its founding as AMU, and the military market continues to be the primary market for APUS.  Within the military market, there are more than 2,500 institutions that serve military students and receive funds through the DoD tuition assistance program. The primary competitors for military students are other institutions offering online instruction and colleges and universities offering on-campus instruction located near military installations. Over the last several years, a number of APUS’s competitors have expanded their outreach and marketing efforts directed at active duty and reserve service members, as well as veterans.

We believe that APUS will continue to see increased competition in the military community from both non-profit and for-profit schools.  We believe that competition from for-profit schools will continue to increase as those schools seek to attract students eligible for DoD tuition assistance programs and VA education benefits, rather than Title IV programs, in an attempt to comply with ED’s regulatory requirement known as the 90/10 Rule. This regulatory requirement is described more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements”.

Within the market for public safety professionals, such as law-enforcement personnel or other first responders, and non-military professionals and other working adults with extended and irregular work schedules, APUS faces broad competition with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs.

Hondros College of Nursing

 HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS. HCON’s programs are generally designed to prepare individuals for productive careers in the field of nursing. HCON’s students principally receive instruction on-campus at one of HCON’s four campuses in Ohio, which are located in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland. HCON also offers certain courses and a program via online delivery. As discussed more fully below in “Regulatory Environment - Regulatory Actions and Restrictions on Operations - Change of Ownership Resulting in a Change of Control,” HCON participates in ED’s Title IV programs pursuant to a Temporary Provisional Program Participation Agreement.

Curriculum and Scheduling

HCON offers on-campus instruction leading to a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN program. Graduates of the PN Program are eligible to seek licensure as a licensed practical nurse after passing the NCLEX-PN exam. Graduates of the ADN Program are eligible to seek licensure as a registered nurse after passing the NCLEX-RN exam. HCON also offers online instruction leading to a Bachelor of Science in Nursing, or RN-to-BSN Program, for students who already possess an associates degree in the field. HCON’s programs are offered in a quarter format. Academic terms for the PN and the ADN programs begin four times each year, with courses starting in January, April, July and October. In an effort to better serve students and increase enrollments, in 2014, HCON increased its offering of evening and weekend classes at its Columbus and Cleveland campuses.

Enrollment and Student Body

HCON’s student enrollment as of December 31, 2014, was approximately 1,470 students. This number includes those HCON students who enrolled in at least one course either on-campus or online during 2014.

Accreditation

HCON is accredited by ACICS, which is recognized by ED as a national accrediting agency.  The RN-to-BSN Program has received programmatic accreditation from the Commission on Collegiate Nursing Education, or CCNE. The status and meaning of these accreditations and recognitions is described more fully below in “Regulatory Environment - Accreditation”.

Student Recruitment and Marketing

HCON’s marketing strategy is focused on building long-term relationships with businesses, organizations and individuals in the healthcare community, primarily in Ohio. We believe this strategy will continue to generate a significant number of personal referrals. In addition, HCON utilizes traditional media as well as internet-focused marketing channels, including organic search, local display advertising and pay-per-click.

Student Admissions

HCON welcomes prospective students to apply for admission at any time by submitting an application along with an application fee. To be accepted into any HCON program, an applicant must be a U.S. citizen or permanent resident, be at least 18 years old at the time of starting the program, and hold a high school diploma or General Education Development certificate. HCON’s programs also have program-specific admissions requirements.

Applicants for both the PN Program and the ADN Program are required to complete an interview with an admissions representative, and complete and pass a criminal background check, and a drug screening. Applicants for the PN Program are also generally required to take and pass the Health Education Systems Admissions Assessment, or HESI Exam.

Applicants for the ADN program who graduated from the PN Program must have graduated from that program within two quarters of their enrollment in the ADN program, or must hold an active, unencumbered practical nurse license. Applicants for the ADN program who have not graduated from the PN Program must have completed their practical nursing training at an approved program, and must hold an active, unencumbered practical nurse license.

Applicants for the RN-to-BSN Program must hold an active, unencumbered registered nurse license in the state in which they desire to complete their practicum. Applicants must also have graduated from an approved registered nursing program with a cumulative grade point average of at least 2.0, and must complete an interview with an admissions representative. Applicants applying to begin the RN-to-BSN Program in the quarter immediately following graduation from the ADN Program may be admitted without a license, but are required to obtain one prior to their third quarter in the RN-to-BSN Program.

Cost of Attendance and Financial Aid

HCON’s tuition costs vary among its three programs. HCON’s PN Program may be completed for approximately $19,065 in tuition and fees, the ADN program may be completed for approximately $30,175 in tuition and fees, and the RN-to-BSN Program may be completed for approximately $16,790 in tuition and fees.

HCON’s students also incur costs for textbooks and supplies. These costs vary among HCON’s three programs and are paid for by HCON’s students as the textbooks or supplies are needed. HCON estimates that over the life of its programs a student’s costs related to textbooks and supplies will be approximately $2,894 for the PN Program, $4,012 for the ADN Program, and $1,600 for the RN-to-BSN Program.

HCON’s students pay various other fees and charges, including application fees and graduation fees.  Additionally, students in HCON’s PN program and ADN program, are charged a one-time fee of $698 for its technology package. HCON’s students also incur additional costs for uniforms, examination review materials, examination fees, and fees for applications with the Ohio Board of Nursing, among others. Some of these costs are payable to HCON and others are payable directly to third parties.

Sources of Student Financing

HCON’s students finance their education through a combination of individual resources, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, and corporate reimbursement programs.  Most HCON students rely on some form of financial aid in addition to their individual resources. The substantial majority of HCON’s revenues are derived from students utilizing ED’s Title IV programs, which, as discussed more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule,’” results in increased regulatory risks. As a result, HCON’s management may find it necessary to decrease HCON’s exposure to Title IV students, which could have a negative impact on its operating results and our financial condition.

While HCON does not currently participate in DoD’s tuition assistance programs it may attempt to do so in the future. Should HCON choose to participate in the DoD tuition assistance program, it will be subject to such program’s requirements and restrictions, which are more fully discussed in the “Our Institutions - American Public University System - Sources of Student Financing,” “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements,” “Regulatory Environment - Recent Legislative and Regulatory Activity - Federal Legislative Activity - Sequestration and Budgetary Matters,” and “Risk Factors” sections of this Annual Report.

Faculty and Staff

HCON’s faculty consists of approximately 150 faculty members with relevant teaching and nursing or healthcare practitioner experience. HCON also employs approximately 80 staff members who administer HCON’s academic, technology, service, and business operations. HCON’s faculty and staff largely work at one of its four campuses. None of HCON’s employees are parties to any collective bargaining arrangement. We believe that HCON has a good relationship with its employees.

Approximately 100 of HCON’s faculty members are designated as full-time faculty with the remainder being designated as part-time faculty.  All faculty whose instruction is focused within the PN Program must have earned the minimum of a bachelor’s degree in nursing. All faculty whose instruction is focused within the ADN Program and RN-BSN Program must have earned the minimum of a master’s degree. All HCON faculty whose instruction is nursing theory based must have an active license to practice as a Registered Nurse. In addition to the formal education of HCON’s faculty, many have also obtained specialized certifications in the field of nursing.

We believe that selecting well-educated and qualified faculty members is a key component to HCON’s success. In addition to having the necessary educational requirements, HCON seeks faculty who have demonstrated experience in the field of nursing. Almost all faculty who teach HCON’s nursing courses have nursing experience in a clinical setting, which we believe helps teach HCON’s students the skills needed to be effective and safe caregivers.

HCON trains and develops new faculty through a formal, structured on-boarding, training, and mentoring program. All new HCON faculty members receive a 90-day on-boarding experience, which includes a formal orientation to the organization, policies and procedures, teaching strategies, performance expectations and role responsibilities.

Information Technology

HCON’s IT infrastructure is largely hosted and maintained by a third-party affiliated with HCON’s previous ownership. We are currently evaluating consolidating HCON’s IT infrastructure with APUS’s.

In January 2015, HCON’s accounting system was transitioned to the Company’s accounting system and its online academic programs and courses were transitioned to the Sakai CLE hosted by APUS. For information regarding the security and reliability of APUS-provided systems please refer to “Our Institutions - American Public University System - Information Technology”. HCON has several other systems that are used to support financial management, human resources processes, marketing and decision support, which are not provided by APUS.

Intellectual Property

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

HCON exercises rights associated with copyrights, trademarks, service marks, domain names, agreements, and registrations to protect its intellectual property.

Competition

HCON competes with other schools offering nursing programs in the regions where it has campuses, including for-profit and not-for-profit public and private colleges. Because HCON’s RN-to-BSN Program is offered online, it also competes in a broader market against other online nursing programs.

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

The post secondary education regulatory environment continues to become more complex.  Applicable regulations, standards, and policies frequently change, and changes in, or new interpretations of existing regulations, standards, and policies, as well as applicable laws, could have material consequences for our accreditation, authorization to operate in various states, permissible activities, receipt of funds under federal student financial aid programs, and costs of doing business. In recent years ED has been actively issuing new rules which have had a substantial impact on the proprietary postsecondary education industry. For example, in 2010, ED adopted a new set of rules, which we refer to as the Program Integrity Regulations, which were generally effective on July 1, 2011, establishing significant new compliance requirements for institutions of higher education. Certain portions of the Program Integrity Regulations are discussed in this Annual Report.

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

Pursuant to provisions of the Higher Education Act of 1965, as amended, or the HEA, ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in student financial aid programs authorized under Title IV of the HEA, or Title IV programs. Institutional accreditation by an accrediting agency recognized by the Secretary of Education is also necessary to participate in DoD tuition assistance programs. To be recognized by the Secretary of Education, accrediting agencies must adopt specific standards and procedures for the review of educational institutions or programs. As described more fully above in each reporting segment’s “Regulatory Environment - Accreditation” section, each of our institutions are accredited by an institutional accrediting agency recognized by the Secretary of Education:

•
American Public University System, or APUS, is institutionally accredited by The Higher Learning Commission, or HLC, a regional accrediting agency.  In July 2011, HLC reaffirmed the accreditation status of APUS. The next comprehensive evaluation is scheduled for the 2020-2021 academic year, with an interim progress report on the development of a university system-wide coordination and improvement of graduate studies due in July 2015.

HLC conducted a site visit in January 2015 to review several new proposed programs. HLC also from time to time may schedule site visits for other reasons, including a comprehensive evaluation in year four or year ten of an accreditation cycle; or a focused visit related to a change of control, structure or organization transaction, a substantive change, or conformity with HLC’s Criteria for Accreditation (related to topics such as teaching and learning, and resources).

•
Hondros College of Nursing, or HCON, is institutionally accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS, a national accrediting agency. On August 13, 2013, ACICS acted to award HCON a new grant of accreditation through December 31, 2016. After completion of our acquisition of HCON, ACICS acted to reinstate HCON’s accreditation through December 31, 2016, effective from the date of the acquisition. ACICS conducted on-site quality assurance visits in the summer of 2014 and found HCON to be in compliance with all accreditation criteria. For more information, see “Regulatory Environment - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control.”

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

The National Advisory Committee on Institutional Quality and Integrity, or NACIQI, is charged with advising the Secretary of Education on whether to recognize accrediting agencies for federal purposes, including for participation in Title IV programs. In December 2009, the ED Office of the Inspector General, or OIG, recommended that ED consider limiting, suspending, or terminating HLC’s recognition as an accreditor for purposes of determining institutional eligibility to participate in Title IV programs. HLC received additional scrutiny in June 2010 during a House Education and Labor Committee hearing focused on OIG’s findings with regard to credit hour policies. Increased scrutiny of accrediting agencies by the Secretary of Education and Congress in connection with ED’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

In December 2010, NACIQI reviewed HLC’s status as a recognized accrediting agency. At that time, NACIQI voted to continue HLC’s recognition as an accrediting agency but also ordered the agency to submit an additional compliance report in one year. At its December 2011 meeting, NACIQI characterized HLC’s report as “informational” and noted that no vote was to be taken on it. In June 2013, NACIQI voted to recommend continuation of HLC’s recognition as an accrediting agency until it reaches a final decision on whether to re-recognize HLC. Before NACIQI reaches a final decision on HLC’s petition for renewal of recognition, HLC must demonstrate that it has implemented its new standards and policies that were effective January 2013, and must submit to NACIQI a compliance report to that effect. Although NACIQI was scheduled to review HLC for recognition purposes in the spring of 2014, the status of HLC’s recognition as an accrediting body was not on the June 2014 or December 2014 NACIQI meeting agendas. If HLC were to lose its recognition as an accrediting agency, APUS could lose its eligibility to participate in Title IV programs. For additional information regarding the risks associated with accreditation please refer to the “Risk Factors - Risks Related to the Regulation of Our Industry” section of this Annual Report.

In addition to institutional accreditation, we have obtained specialized accreditation or professional recognition for several specific programs at our institutions, as described more fully above in each reporting segment’s section entitled “Regulatory Environment - Accreditation”. Accreditation of a program by a specialized accrediting agency or granting of professional recognition by a professional organization signifies that the program meets the standards of that agency or organization. If we fail to satisfy the standards of these specialized accrediting agencies and professional organizations, we could lose the specialized accreditation or professional recognition for the relevant programs, which could result in materially reduced student enrollments in those programs, could prevent us from offering the programs in certain states, or could prevent our students from seeking and obtaining appropriate licensure in their desired fields or employment from particular employers.

State Licensure/Authorization

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

Some states assert authority to regulate an institution if its educational programs are offered to residents of those states, regardless of whether the institution maintains a physical presence in the state where the student resides. The increased popularity of online education has led and may further lead to the adoption of new laws and regulatory practices and new interpretations of existing laws and regulations in various states. States may also revise their regulations in this area as a result of future ED regulations, as discussed more fully below in “State Licensure/Authorization Requirements”. New laws, regulations, or interpretations related to doing business over the internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business. For additional information regarding the risks related to the regulation of the internet please refer to “Risk Factors - Risks Related to Our Business.”

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

Many states also have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Students often seek to obtain professional licensure in their chosen fields after graduation. Their success in obtaining licensure typically depends on several factors, including, for example: the individual merits of the graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association; whether the program meets all state requirements for professional licensure; and whether the institution or the specific program is accredited.

State Licensure/Authorization Requirements

“Home” State Authorization

The final Program Integrity Regulations adopted by ED address certain institutional and program eligibility issues, including state authorization. The Program Integrity Regulations specify how an institution may demonstrate that it is authorized to offer postsecondary educational programs by the state(s) where it is located, which we refer to as its “home” state. If requested by ED, an institution must be able to document its home state’s approval in order to participate in Title IV programs. In addition, the home state must have a process to review and take appropriate action on complaints concerning postsecondary institutions. ED has stated that it will not publish a list of states that meet, or fail to meet, these requirements. If ED determines that an institution does not have the required state approval, the institution will be ineligible to participate in Title IV programs. For institutions whose state authorization does not satisfy ED’s requirements, ED has delayed the implementation date twice provided certain conditions are met, such as the state is establishing an acceptable authorization process and the institution obtains an explanation from the state that supports application of the extension.  The most recent such extension was announced in June 2014, and the delayed implementation date is July 1, 2015. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies ED’s regulations. If one of our institutions were to lose its ability to participate in Title IV programs because it failed to obtain authorization by the state in which it is located or because a state’s institutional authorization and complaint process did not satisfy ED’s requirements, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

State Authorization of Online Education

In November 2013, ED announced its intent to establish a negotiated rulemaking panel to consider regulations for, among other issues, state authorization of programs offered through distance education. Negotiated rulemaking sessions occurred in the winter and spring of 2014, but the negotiating committee did not reach consensus. In June 2014 ED announced that it would delay the release of proposed rules regarding state authorization for distance education. ED had included provisions regarding state authorization for distance education in the Program Integrity Regulations, which provided that, if an institution offered postsecondary education through distance education to students in a state, it was required to obtain any necessary state approvals to do so. However, on July 12, 2011, the U.S. District Court for the District of Columbia upheld ED’s power to promulgate regulations on state authorization for distance education but vacated on procedural grounds those provisions of the Program Integrity Regulations, and on June 5, 2012, the U.S. Court of Appeals for the District of Columbia affirmed the district court’s ruling. In a Dear Colleague Letter dated July 27, 2012, ED warned that while it cannot enforce the vacated provision, institutions continue to be responsible for complying with all state laws as they relate to distance education. ED has stated publicly that it intends to issue a proposed rule in the coming months. No assurance can be given with respect to whether ED will adopt new rules on state authorization for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations.

SARA

The State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a National Council and administered by four regional education compacts, which accept applications from states in their regions to join SARA. SARA requires states to approve institutions in their state to participate in SARA, based upon institutional accreditation and financial stability, and to resolve student complaints. SARA membership is open to degree-granting postsecondary institutions from all sectors, including public colleges and universities as well as non-profit and for-profit independent institutions. An institution must be accredited by an agency recognized by the U.S. Secretary of Education. SARA member states agree to impose no additional (non-SARA) authorization requirements on institutions from other SARA states. For SARA purposes, an institution’s “home state” is the state where its main campus or central unit holds its principal legal domicile. SARA shifts principal oversight responsibilities from the state in which the distance education is being received to the “home state” of the institution offering the instruction. Membership in SARA was opened to states in January 2014. The State of West Virginia joined SARA effective December 1, 2014, and APUS’s application to become a SARA institution was approved on December 8, 2014.  As of December 31, 2014, the State of Ohio had not joined SARA and as a result HCON was not eligible for membership.

State Authorization/Licensure of Our Institutions

APUS is physically headquartered in the State of West Virginia, with administrative offices in the Commonwealth of Virginia. At present, APUS enrolls students from each of the 50 states, as well as the District of Columbia.  APUS is currently authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC, the regulatory agency governing postsecondary education in the State of West Virginia. We believe that under current law the only state authorization or licensure necessary for APUS to participate in DoD tuition assistance programs is its authorization from WVHEPC. We believe the same is true for Title IV programs.  Failure to comply with the requirements of WVHEPC could result in APUS losing its authorization from WVHEPC, its eligibility to participate in Title IV programs, or its ability to offer certain programs, any of which could force APUS to cease operations.

Due to APUS having administrative offices located in Virginia, under Virginia law APUS is also required to be authorized by the State Council of Higher Education for Virginia, or SCHEV.  Accordingly, APUS has obtained SCHEV’s authorization to operate as an out-of-state institution in Virginia.

On December 8, 2014, APUS was approved as a participating institution in the State Authorization Reciprocity Agreement, or SARA, which is described more fully above, resulting in APUS being authorized through reciprocity in 17 SARA states. Virginia is a SARA state but, as discussed above, APUS is required to be authorized in Virginia due to having administrative offices located within the Commonwealth; therefore, SCHEV’s regulation of APUS is outside the scope of SARA. Additionally, APUS has obtained licensure or authorization to operate or conduct activities in 14 states that have not joined SARA. APUS has sought and received confirmation that its operations do not require state licensure or authorization, or has been notified that it is exempt from licensure or authorization requirements, in 18 states.

HCON is physically headquartered in Westerville, Ohio, with four campuses in Ohio. HCON is currently authorized to offer its programs by the Ohio State Board of Career Colleges and Schools, the regulatory agency that is responsible for authorizing for-profit and non-profit private career schools offering associate degree, certificate, and diploma programs in the State of Ohio. HCON’s Practical Nursing Diploma and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing. HCON’s online completion program leading to a Bachelor of Science in Nursing is approved by the Ohio Board of Regents, the regulatory agency in Ohio responsible for authorizing education programs at the bachelor’s degree level and above. HCON currently enrolls students in 14 states. HCON is approved as an out-of-state institution by the Indiana Board of Proprietary Education, the Kentucky Council on Post-Secondary Education, and the Nevada Commission on Post-Secondary Education.

Failure to comply with state authorization or licensure requirements could restrict our institutions’ ability to recruit or enroll students in certain states or result in other sanctions being imposed on our institutions, including fines and penalties.  In some cases, state authorization or licensure may impose limitations on certain activities and may impose particular requirements with respect to certain programs.  We review the licensure requirements of states to determine whether our institutions’ activities in those states may constitute a presence or otherwise may require authorization or licensure by the respective state education agencies.  We cannot predict the extent to which SARA will impact our institutions’ regulatory burden and costs, whether states will join and retain membership in SARA, the manner in which SARA’s rules will be interpreted and enforced by SARA’s member states, our institutions’ ability to comply with SARA’s requirements and retain membership eligibility, or the impact that failure to meet the SARA requirements may have on our business. To date, state-specific limitations and requirements have not had a material effect on our institutions’ operations. However, new laws, regulations, interpretations, or changed circumstances related to our institutions’ educational programs could increase our cost of doing business and affect our ability to recruit students and offer programs in particular states, which could, in turn, adversely affect our institutions’ enrollments and revenues and have a material effect on our business.

Student Financing Sources and Related Regulations/Requirements

Our students finance their education through a combination of Title IV programs administered by ED, tuition assistance programs administered by the DoD, education benefits administered by the VA, private loans, corporate reimbursement programs, and individual resources. Participation in federal student aid programs, including those administered by DoD and VA, adds to the regulation of our operations. In particular, the HEA and the regulations issued thereunder by ED subject us to significant regulatory scrutiny in the form of numerous standards we must satisfy in order to participate in and administer the federal student financial aid programs under Title IV.

Department of Education

The federal government provides a substantial part of its support for postsecondary education through HEA Title IV programs, in the form of grants and loans to eligible students who can use those funds at any institution that has been certified by ED to participate in Title IV programs, provided the student’s program satisfies Title IV program eligibility requirements. An institution may participate in Title IV programs only if it is certified to do so and it enters into a written program participation agreement, or PPA, with the Secretary of Education. The PPA conditions initial and continued participation in Title IV programs upon compliance with ED regulations, including regulations applicable to individual Title IV programs, and any additional conditions specified in the PPA.

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

Students at our institutions receive grants and loans to fund their education under several Title IV programs, of which the two largest are Direct Loans and Pell Grants. Students at our institutions are eligible to participate in the following Title IV programs:

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

Federal Stafford Loans, or Stafford Loans, may either be subsidized or unsubsidized. A student with demonstrated financial need may be eligible to receive a subsidized Stafford Loan where ED pays the interest on the loan while the student is enrolled at least half-time in school and during the first six months after leaving school. A student without demonstrated financial need may be eligible to receive an unsubsidized Stafford Loan where the student is responsible for the interest that accrued while in school and after leaving school. Students who are eligible for a subsidized Stafford Loan may also be eligible to receive an unsubsidized Stafford Loan. Federal Parent PLUS Loans, or Parent PLUS Loans, may be obtained by the parents of a dependent undergraduate student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Students who are classified as independent, and dependent students whose parents are unable to obtain Parent PLUS Loans, can receive additional unsubsidized Stafford Loans. Federal Grad PLUS Loans, or Grad PLUS Loans, are available to graduate or professional students enrolled at least half-time. The obligation to begin repaying federal loans does not commence until six months after a student ceases enrollment as at least a half-time student. Federal Consolidation Loans allow a student who has graduated, left school, or dropped below half-time enrollment to combine multiple federal education loans into one loan with one interest rate and one monthly payment.

 (2) Federal Grant Programs.  Pell Grants are ED’s primary program for grants to undergraduate students who demonstrate financial need. The maximum amount of availability of a Pell Grant is $5,645 for the 2013-2014 award year and is $5,730 for the 2014-2015 award year and $5,830 for the 2015-2016 award year. The Consolidated Appropriations Act, 2012, or the Appropriations Act, amended the HEA to reduce the income threshold for an automatic zero “expected family contribution” for both dependent and independent students, which for some students decreased the amount of their Pell Grants. The Appropriations Act also amended the HEA to reduce the duration of a student’s lifetime eligibility to receive a Pell Grant from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). This may eliminate the ability of some of our students to continue to receive Pell Grants, depending on their prior receipt of Pell Grants from our institutions and from other institutions prior to enrolling in one of our schools.

The Federal Supplemental Education Opportunity Grant, or FSEOG, program provides grant awards designed to supplement Pell Grants for the neediest undergraduate students. The availability of FSEOG awards is limited by the amount of those funds allocated by ED to an institution under a formula that takes into account the size of the institution, its costs, and the income levels of students.

The Teacher Education Assistance for College and Higher Education Grant, or TEACH Grant, program provides up to $4,000 a year in grant assistance to undergraduate, post-baccalaureate, and graduate students who agree to serve for at least four years as full-time “highly qualified” teachers in high-need fields in public or not-for-profit private elementary or secondary schools that serve students from low-income families.

(3) Federal Work-Study. Under the Federal Work-Study program, ED pays up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institutions they attend, or for off-campus public or non-profit organizations.

In the second half of 2015, we plan to change the method by which we disburse Federal Student Aid from a single disbursement method to a multiple disbursement method for first-time APUS undergraduate students.  While this change may adversely impact enrollment, we are making this change in order to potentially lower bad debt expense and to reduce the attractiveness of our programs to students who are seeking to take improper advantage of federal student aid programs. We have no assurance that this change will be successful at reducing bad debt.

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

ED periodically revises its regulations and changes its interpretations of existing laws and regulations. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institutions are subject to extensive oversight and review. For all these reasons, we cannot predict with certainty how Title IV program requirements will be applied in all circumstances. See “Recent Legislative and Regulatory Activity” below for more information. Key provisions relating to institutional participation in Title IV and the processing of Title IV aid that could adversely affect us include the following:

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

APUS is fully certified to participate in Title IV programs through September 30, 2020. HCON was deemed to have undergone a change of ownership and control in November 2013, requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As described more fully below in “Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control,” ED has granted HCON temporary provisional certification on a month-to-month basis until ED renders a decision on HCON’s application for approval of a change of ownership. HCON must comply with specific conditions while it is provisionally certified, as described more fully in “Restrictions on Adding Locations and Educational Programs,” below.

State Authorization.  To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies. As described more fully above in “State Licensure/Authorization,” ED has specified the types of state approvals that are acceptable to demonstrate that an institution is authorized to offer educational programs beyond the secondary level by the state where it is located.

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

•
report annually to the Secretary of Education on any reasonable reimbursements paid or provided by a private education lender or group of lenders to any employee who is employed in the institution’s financial aid office, or who otherwise has responsibilities with respect to education loans;

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

Financial Responsibility.  The HEA and ED regulations establish extensive standards of financial responsibility that institutions must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, properly administer Title IV programs in which it participates, and meet all of its financial obligations, including required refunds and any repayments to ED for debts and liabilities incurred in programs administered by ED.

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

ED may also apply the financial responsibility standards to an eligible institution’s parent ownership entities. At the request of ED, for purposes of evaluating the financial responsibility of our institutions, including the composite score calculation, we supply consolidated financial statements to ED.

Failure of one of our institutions to meet the “financial responsibility” requirements, because it does not meet the minimum composite score to establish financial responsibility or is unable to establish financial responsibility on an alternative basis or because it fails to meet other financial responsibility requirements, could cause the institution to lose access to Title IV program funding, or result in other penalties.

The “90/10 Rule.”  A requirement of the HEA, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes for-profit schools like our institutions. Under this rule, a proprietary institution is prohibited from deriving from Title IV programs, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). If an institution violates the 90/10 Rule for any fiscal year, the institution is placed on provisional status for two fiscal years. An institution that violates the rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years and is required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. ED discloses on its website any proprietary institution of higher education that fails to meet the 90/10 requirement, and reports annually to Congress the relevant ratios for each proprietary institution of higher education.

Using the applicable 90/10 formula, the following table contains the percentage of cash-basis revenues earned from Title IV program funds.

	2011	2012	2013
APUS	42%	43%	46%
HCON	72%	75%	81%

The percentage of cash-based revenues derived by our institutions from Title IV program funds has increased as the population of students using Title IV program funds has increased. The population of our institutions’ students using these funds is growing at a faster rate than students who use other sources of revenues, and we continue to monitor compliance with the 90/10 Rule.

The 90/10 Rule has been a subject of interest over the past several Congresses which has resulted in several members of Congress introducing proposals and legislation that would modify the 90/10 Rule.  One previous Congressional proposal would decrease the limit on Title IV funds from 90% to 85% and would have counted DoD tuition assistance (TA) and GI Bill education benefits (VA) toward that limit. Further, the President’s 2016 Budget proposes the inclusion of DoD tuition assistance and GI education benefits in the 90% portion of the 90/10 calculation.  Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of APUS and potentially HCON.

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

We believe that our current employee compensation and third-party contractual arrangements comply with the incentive payment rule currently in effect. However, certain ambiguities in the final rule, ED’s accompanying statements in the rule release, and guidance issued by ED in March 2011, create uncertainty as to how the revised rule will be interpreted and enforced by ED. In light of these uncertainties, or otherwise, we can make no assurances that ED would not find deficiencies in our past, current, or future employee compensation plans and relevant third-party contractual arrangements.

In addition, in recent years, other postsecondary educational institutions have been named as defendants to whistleblower lawsuits, known as “qui tam” cases, brought pursuant to the Federal False Claims Act, alleging that an institution’s compensation practices did not comply with the incentive compensation rule. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit.

Gainful Employment. Under the HEA, as amended, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. Final regulations adopted by ED, which generally became effective on July 1, 2011, and which we refer to as the Program Integrity Regulations, address certain institutional and program eligibility issues, including gainful employment. Under the Program Integrity Regulations, all institutions must use a template designed by ED to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The Program Integrity Regulations included additional rules pertinent to gainful employment programs.  A federal court struck down these additional rules and left the disclosure requirements in place.

In September 2013, ED convened a negotiated rulemaking committee, which we refer to as the Gainful Employment Rulemaking Committee, to prepare proposed regulations to replace those struck down by the federal court. The Gainful Employment Rulemaking Committee met in the fall of 2013, but did not achieve consensus on regulatory language. On March 25, 2014, ED published a Notice of Proposed Rulemaking related to gainful employment programs. On October 31, 2014, ED published the final gainful employment regulations, which we refer to as the Final GE Regulations. The Final GE Regulations are effective July 1, 2015.

The Final GE Regulations establish debt-related measures for determining whether certain postsecondary education programs prepare students for gainful employment in a recognized occupation. The Final GE Regulations set forth two debt-to-earnings measures: an annual earnings rate, and a discretionary income rate. A program will pass the measures if the program's graduates have annual loan payments:

•	less than or equal to 8% of their total earnings; or
•	less than or equal to 20% of their discretionary income.

A program that does not pass either of the debt-to-earnings measures and that has an annual earnings rate that is greater than 8% and less than or equal to 12%, or a discretionary income rate that is greater than 20% and less than or equal to 30%, will be in a warning “zone.” A program fails the measures if its annual earnings rate is greater than 12% (or the denominator of the rate (annual earnings) is zero) and its discretionary income rate is greater than 30% (or the income for the denominator of the rate (discretionary earnings) is negative or zero).

Pursuant to the Final GE Regulations, and subject to the potential for adjustments based on a transition period, a program will become ineligible for Title IV funding if it fails both debt-to-earnings measures twice in three consecutive years, or if the program is in the warning “zone” for four consecutive years. An institution will be required to provide warnings to students, including prospective students, when notified by ED that a program could become ineligible based on its final debt-to-earnings measures for the next award year.

In addition to the debt-to-earnings measures, the Final GE Regulations include new requirements related to gainful employment programs. For example, the Final GE Regulations require an institution’s most senior executive officer to certify, as part of the program participation agreement, that each of its eligible gainful employment programs offered by the institution satisfies certain requirements related to institutional and programmatic accreditation and professional licensure or certification exam requirements. Also, the Final GE Regulations expand upon the existing gainful employment program disclosure requirements. A failure to comply with the Final GE Regulations could result in our institutions losing eligibility to participate in Title IV programs, which could, in turn, adversely affect our institutions’ enrollments and revenues and have a material effect on our business.

Student Loan Defaults.  Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of FFEL Program or Direct Loan Program loans by its students exceed certain levels.

Pursuant to the Higher Education Opportunity Act enacted in 2008, or the HEOA, which amended the HEA, an institution’s cohort default rate is calculated as the percentage of borrowers in the cohort who default before the end of the second fiscal year following the fiscal year in which the borrowers entered repayment.  ED calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL Program or Direct Loan Program loan during that year.  Beginning with the three-year cohort default rate for the 2011 cohort published by ED in September 2014, three-year cohort default rates are applied for purposes of measuring compliance with the requirements.  Pursuant to these requirements, if the three-year cohort default rate for any year after 2011 exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution loses eligibility to participate in Title IV programs.  If an institution's cohort default rate is equal to or greater than 30% in any year it must establish a default prevention task force.

In September 2014, ED released APUS's and HCON's official three-year cohort default rates for federal fiscal year 2011.  The final official ED cohort default rate for the federal fiscal years 2009, 2010, and 2011 are as follows:

	2009	2010	2011
APUS	7.2%	11.9%	13.0%
HCON	6.4%	12.7%	12.1%

            A default rate in excess of allowable levels could result in our institutions losing eligibility to participate in Title IV programs or incurring additional costs related to default prevention, which could have a material adverse effect on our business.

College Affordability and Transparency Lists.  As required by the HEOA, ED publishes on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to ED explaining the increases and the steps that it intends to take to reduce costs. ED reports annually to Congress on these institutions and publishes its reports on its website. ED also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under the HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted. Currently, APUS is listed as the institution with the ninth lowest tuition among private for-profit, four-year or more institutions. APUS is also listed as the institution with the ninth lowest net price among private for-profit, four-year or more institutions. We cannot predict with certainty the effect such lists will have on our operations.

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

If funds are not timely returned, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit. HCON’s Title IV compliance audit for the year ended December 31, 2012 identified a deficiency related to timely return of Title IV program funds. In a Preliminary Audit Determination Letter dated July 10, 2013, ED requested additional information from HCON about the situation and required HCON to conduct a file review to identify those files that reflected an inaccurate refund. HCON was required to post an irrevocable letter of credit in the amount of $128,290; such letter of credit expires in July 2016.  ED has indicated that the matter will be addressed as part of its review of HCON’s application for a change of ownership, which is described more fully below in “Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control.”

Misrepresentation. Under the HEA and its implementing regulations, ED may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation regarding the nature of its educational program, its financial charges, or the employability of its graduates. In the future, ED could promulgate regulations that expand its role in monitoring and enforcing prohibitions on misrepresentation.

Credit Hours. The HEA and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV program funds an institution may disburse during a payment period. The Program Integrity Regulations define the previously undefined term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. The Program Integrity Regulations also require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could require the institution to repay any incorrectly awarded amounts of Title IV program funds. In addition, if ED determines that an institution has significantly overstated the amount of credit hours assigned to a program, it may fine the institution, or limit, suspend, or terminate its participation in Title IV programs.

VAWA and Clery.  On April 1, 2014, a negotiated rulemaking committee, convened by ED, reached consensus on proposed regulations to address implementation of the changes made by the Violence Against Women Reauthorization Act of 2013, or VAWA, to section 485(f) of the HEA, otherwise known as the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or the Clery Act. On October 20, 2014, ED promulgated final regulations to implement changes made by VAWA, the Final VAWA Regulations. The Clery Act requires an institution to report to ED and disclose in its annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred on or within the institution’s so-called “Clery geography.”  Under the Final VAWA Regulations, an institution must report and disclose statistics about, for example, crimes of “dating violence,” “domestic violence,” and “stalking,” as defined by the Final VAWA Regulations. Also, under the Final VAWA Regulations, an institution’s annual security report must include certain statements about what an institution will do to assist persons who allege that they have been a victim of dating violence, domestic violence, sexual assault, or stalking; in addition, an institution must publish in its annual security report procedures for institutional disciplinary action in such cases. The Final VAWA Regulations require institutions to provide “primary prevention programs” for incoming students and new employees and “ongoing prevention and awareness campaigns” for students and employees, and to describe these programs and campaigns in their annual security report. A failure to comply with the Final VAWA Regulations could result in our institutions being fined or having our eligibility to participate in Title IV programs limited, suspended, or terminated, which could, in turn, adversely affect our institutions’ enrollments and revenues and have a material effect on our business.

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

Under a DoD final rule effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in the DoD tuition assistance programs. On May 15, 2014, DoD promulgated new regulations and a revised MOU, the 2014 MOU. On July 7, 2014, DoD released revisions to the 2014 MOU. Institutions were required to sign the 2014 MOU on or before September 5, 2014 in order to continue to participate in DoD tuition assistance programs. APUS signed the 2014 MOU in August 2014.

The 2014 MOU contains requirements and limitations that were not contained in previous MOUs to which APUS was a party. Pursuant to the 2014 MOU, among other requirements, institutions must: explain certain ED and Consumer Financial Protection Bureau (CFPB) tools to service members, such as ED’s “College Navigator” website or the CFPB’s “Paying for College” website; comply with requirements related to readmission policies for servicemembers; abide by new limitations on the use of funds derived from tuition assistance; provide additional academic and student support services; disclose information about transfer of credit; in certain circumstances, return tuition assistance funds to DoD (such as when a student ceases to attend or an institution cancels a course); offer to service members loan counseling before private student loans are offered or recommended; and comply with ED's Title IV “program integrity” rules, including rules related to incentive payments and misrepresentation. The 2014 MOU also provides that an institution may only participate in DoD tuition assistance programs if it is accredited by an accrediting agency recognized by the U.S. Department of Education, approved for VA funding, and a participant in Title IV programs. Additional information regarding the potential risks associated with the 2014 MOU are addressed in the "Risk Factors" section of this Annual Report.

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

On January 30, 2014, the DoD, VA, ED, and Federal Trade Commission, in collaboration with the Consumer Financial Protection Bureau and Department of Justice, announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, DoD tuition assistance programs, and other military-related education benefit programs. The complaint system is designed to help the government identify and address unfair, deceptive, and misleading practices. The complaint system is based on President Obama’s April 27, 2012 Executive Order 13607, EO 13607, which requires federal agencies to create a centralized complaint system for students receiving federal military and veterans educational benefits to register complaints that can be tracked and responded to by relevant agencies. An institution having recurring substantive complaints, or demonstrating an unwillingness to resolve complaints, may face a range of penalties, including revocation of its MOU and removal from participation in the DoD tuition assistance programs.

Department of Veterans Affairs

The VA administers education benefits provided by federal law, including the Montgomery GI Bill, or GI Bill, and the Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill. Pursuant to federal law related to those programs, APUS is approved to provide education to veterans and members of the selective reserve and their dependents by the state approving agencies in Virginia and West Virginia. Programs at each of HCON’s campuses are approved for VA benefits by the state approving agency in Ohio.

The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard, as well as benefits available under the GI Bill. The Post-9/11 GI Bill also expanded the ability of service members to transfer their benefits to family members. The Post-9/11 GI Bill also provides veterans up to $1,000 per academic year for books, supplies, equipment, and other education costs. The Post-9/11 Veterans Educational Assistance Improvements Act of 2010, or Improvements Act, revised the calculations of benefits related to tuition and fees under the Post-9/11 GI Bill. For a veteran attending a non-public U.S. institution, the Improvements Act provides tuition and fees based on the net cost to the veteran (after accounting for state and federal student financial aid, scholarships, institutional aid, fee waivers, and similar assistance), up to $20,235.02 per year. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive $754.50 per month.

To the extent that DoD tuition assistance programs do not cover the full cost of tuition for service members, eligible service members may also use their benefits under the GI Bill or the Post-9/11 GI Bill through the “Top-Up” program. The “Top-Up” program allows active-duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of DoD tuition assistance that is paid by the military for the course, but is limited to 36 months of payments.

Additional Sources of Student Payments

In addition to the Title IV, DoD, and VA programs described above, eligible students may participate in several other financial aid programs or receive support from other governmental and private sources. Some of our students finance their own education or receive full or partial tuition reimbursement from their employers. Our institutions may offer interest free payment plans of less than 12 months to students to assist them with the financing of educational expenses.  Our institutions enter into agreements with various employers who provide employee tuition reimbursement plans. Through these agreements our institutions agree to a variety of terms, including terms related to the provision of tuition grants to eligible employees. In certain circumstances, our students may access alternative loan programs from private lenders. Alternative loans from private lenders are intended to cover the difference between what the student receives from all financial aid sources and certain costs of the student’s education. Students can apply to a number of different private lenders for this funding. As part of an institution’s Title IV PPA, the institution must adopt a code of conduct pertaining to student loans, including alternative loans.

Consumer Protection

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau, or CFPB, has pursued enforcement actions against certain for-profit institutions of higher education and has released several reports that directly address issues related to institutions of higher education. On August 29, 2012, the CFPB submitted a report to several congressional committees entitled “Private Student Loans.” The report contained specific suggestions for Congressional action to restructure the student lending experience, including possibly requiring institutions to certify that a student is not eligible for any further federal student financial aid funds before a private loan may be issued to such student. On October 18, 2012 the CFPB released a report entitled “The Next Front? Student Loan Servicing and the Cost to Our Men and Women in Uniform.” The report details the challenges that some service members have encountered when utilizing private and federal student loans. On October 16, 2014, the CFPB Student Loan Ombudsman released its third annual report analyzing more than 5,300 complaints the CFPB received from private student loan borrowers between October 1, 2013 and September 30, 2014. We do not know what enforcement actions the CFPB may pursue, or what steps Congress or federal agencies may take, in response to these reports and whether such actions (if any) will have an adverse effect on our business or results of operations.

On January 31, 2013, the CFPB encouraged institutions of higher education, students, and others to provide information to the CFPB about the financial products and services currently offered to students, and comments on how current and future arrangements between higher education institutions and financial institutions could be structured in order to promote positive financial decision-making among consumers. In response to those comments, the CFPB issued its findings on campus banking products during a forum held in September 2013. In December 2013 and again in February 2014, the CFPB issued a request asking financial institutions to voluntarily make available on their websites agreements with colleges and universities to market deposit accounts, prepaid cards, debit cards, and other financial products to students. In February 2014, the Government Accountability Office, or GAO, issued a report on college debit cards in which the GAO recommended that Congress consider requiring financial institutions that provide debit and prepaid card services to colleges and universities to publicly disclose their agreements. The GAO report included a letter from ED, concurring with GAO’s recommendations and indicating that the issue would be considered by the Program Integrity and Improvement negotiated rulemaking committee scheduled to meet in spring 2014. The negotiated rulemaking committee failed to reach consensus, and as result ED may propose language not considered by the negotiators. July 1, 2016 is the earliest that any proposed final rule could go into effect.

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

In July 2013, the CFPB issued a bulletin stating that any entity subject to the CFPB’s jurisdiction, whether a third-party collector or a creditor collecting its own debts, can be held accountable for any unfair, deceptive, or abusive practices in collecting a consumer’s debts. In November 2013, the CFPB issued an Advanced Notice of Proposed Rulemaking announcing that it is considering whether rules governing the collection of debts are warranted under the Fair Debt Collection Practices Act, or FDCPA, or other CFPB authorities, and, if so, what types of rules would be appropriate. As part of its proposed rulemaking, the CFPB sought comments about applying a regulatory regime similar to the FDCPA, which applies only to third-party debt collectors, to first-party debt collectors. Should the CFPB issue rules regulating first-party debt collectors such rules might apply to our institutions, which may adversely impact our collections efforts.

On December 23, 2014, the CFPB issued a Notice of Proposed Rulemaking proposing to establish disclosure requirements for prepaid accounts, such as reloadable cards that institutions may use to refund students’ credit balances. The proposed rule would require financial institutions to provide certain disclosures to consumers prior to and after the acquisition of a prepaid account, including disclosure of terms and fees, and posting sample account agreements online.

Other Issues Related to Consumer Protection and Complaints

Concurrent with release of the Final GE Regulations, ED announced that it will lead an effort to formalize an interagency task force to help ensure oversight of for-profit higher education institutions. In particular, ED and other federal and state agencies will coordinate their activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices. ED explained that the task force will build on existing efforts among various federal agencies, and will include the Departments of Justice, Treasury and VA, the CFPB, the Federal Trade Commission, and the Securities and Exchange Commission. State attorneys general will be invited to participate as well. According to ED, the task force will formalize and strengthen a working group that has been working together over the past year and that has coordinated efforts in several reviews and investigatory work. The task force will meet at least once each quarter.

Many states have become more active in regulating proprietary education from a consumer protection perspective, specifically in regards to enforcement of consumer protection laws and implementation of new regulations by state attorneys general. For example, a group of state attorneys general, led by Attorney General Jack Conway of Kentucky, are examining the for-profit education industry. Attorney General Conway’s website reports that approximately 30 state attorneys general are participating. While we have a strong track record of regulatory compliance, such activities, even if not directed at one of our institutions, may make our operating environment more challenging.

Our institutions are recipients of complaints filed with state regulatory authorities, the Better Business Bureau, and posted in online forums.  Our institutions attempt to resolve such complaints in a cooperative manner.  However, even if such complaints are resolved or are otherwise unfounded they may still harm the reputation of our institutions.

Compliance with Regulatory Standards and the Effect of Regulatory Violations

Compliance Reviews

Our institutions are subject to announced and unannounced compliance reviews and audits by various external agencies, including ED, its Office of Inspector General, state licensing agencies, agencies that guarantee FFEL Program loans, DoD, VA, and accrediting agencies. The HEA and ED regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable ED Office of Inspector General audit standards. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with ED regulations.

The DoD MOU requires institutions to participate in the DoD Third Party Assessment to ensure that the institution is in compliance with the MOU and that service members are provided quality voluntary education opportunities that meet their needs. A Third Party Assessment of AMU was conducted in June 2012 with a revised report submitted in October 2012. The report stated that, based on the assessment team’s findings, AMU and APUS were in compliance with the DoD MOU that APUS executed.

Potential Effect of Regulatory Violations

If we fail to comply with the regulatory standards governing Title IV programs, ED could impose one or more sanctions, including transferring us to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring us to post a letter of credit in favor of ED as a condition for continued Title IV certification, taking emergency action against us, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate our participation in Title IV programs. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment, or termination, of our participation in Title IV programs, our enrollments, revenues, and results of operations would be materially and adversely affected.

If one of our institutions were to lose its eligibility to participate in Title IV programs, or if the amount of available Title IV program funds were reduced, we could seek to arrange or provide alternative sources of revenue or financial aid for students. Although we believe that one or more private organizations would be willing to provide financial assistance to students attending our institutions, there is no assurance that this would be the case, and the interest rate and other terms of such financial aid might not be as favorable as those for Title IV program funds. We may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of our eligibility to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on our growth plans and results of operations even if we could arrange or provide alternative sources of revenue or student financial aid.

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

Regulatory Actions and Restrictions on Operations

Many actions that we may wish to take in connection with our operations are also subject to regulation from a variety of agencies. ED’s regulations, state regulatory requirements and accrediting agency standards may, in certain instances, limit our ability to acquire or sell institutions, and to establish additional locations and programs. Many states require approval before institutions can add new programs, campuses, or teaching locations. HLC, WVHEPC, SCHEV, ACICS, the Ohio State Board of Career Colleges and Schools, and the Ohio Board of Regents generally require institutions to notify them, and sometimes require institutions to obtain their approval, in advance of opening a new location or implementing new programs.

Change in Ownership Resulting in a Change of Control

ED’s regulations, state regulatory requirements and accreditation standards may limit our ability to acquire, merge, or sell institutions, and may impose restrictions on activities following a transaction.  These restrictions may impede our ability to grow by acquisition, or to dispose of assets, which may have a material adverse effect on our financial condition.

A change in control could occur as a result of future transactions in which we are involved, such as corporate reorganizations or changes in the Board of Directors. Moreover, as a publicly traded company, the potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares.

U.S. Department of Education

The HEA provides that an institution which undergoes a change in ownership resulting in a change in control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility. ED’s regulations provide that a change in control of a publicly traded company occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change in control, or (ii) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock, or ceases to be the largest stockholder. As a result, a significant purchase or disposition of our voting stock could be determined by ED to be a change in ownership and control pursuant to ED’s regulations.

Upon a change in ownership and control, an institution is ineligible to receive Title IV program funds during the period prior to recertification. The HEA provides that ED may temporarily provisionally certify an institution seeking approval of a change in ownership and control based on preliminary review of a materially complete application received within 10 business days after the transaction. ED may continue such temporary provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If ED determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. ED’s regulations describe some transactions that constitute a change in ownership and control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation.

When a change in ownership and control occurs, ED applies certain financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. In addition, when a change in ownership and control occurs and there is a new owner, the institution must submit to ED audited financial statements of the institution’s new owner’s two most recently completed fiscal years that are prepared and audited in accordance with ED requirements. ED may determine whether the financial statements meet financial responsibility standards with respect to the composite score formula. If the institution does not satisfy these requirements, ED may condition its approval of the change of ownership on the institution’s agreement to letters of credit, provisional certification, and additional monitoring requirements. The composite score formula and related ED conditions are described more fully above in “Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Financial Responsibility”. If the new owner does not have the required audited financial statements, ED may impose certain restrictions on the institution, including with respect to adding locations and programs.

On November 1, 2013, as a result of our purchase of all of the outstanding stock in National Education Seminars, Inc. , HCON was deemed to have undergone a change of ownership and control requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As required under ED regulations, we timely submitted a change in ownership application and required documentation. ED has granted HCON temporary provisional certification until ED makes a determination on the application for approval of the change in ownership and control. Until that determination, HCON operates under a Temporary Provisional Program Participation Agreement, or TPPPA, which initially expired on December 31, 2013. If an institution provides requested documentation prior to the expiration of the TPPPA, ED may continue the institution’s provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. HCON timely submitted the necessary documentation prior to the expiration of the TPPPA.  As part of ED's post-closing review of our acquisition of HCON, we were notified in March 2014 that additional information regarding our consolidated financial status at the time of closing of the acquisition was required prior to ED being able to consider issuance of a final approval. Pursuant to ED's request, this information was submitted to ED in April 2014. In addition, as part of ED's post-closing review of our acquisition of HCON, in May and December 2014, ED requested additional information regarding the putative class action described in Item 3, “Legal Proceedings” of this Annual Report; we provided this information to ED shortly after it was requested.  The change in ownership application for HCON has not yet been approved.

If ED determines to approve the application after a change in ownership and control, it will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of provisional certification.

State Regulatory Agencies

Many states require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among state regulatory agencies. Many states include the sale of a controlling interest of common stock in the definition of a change in control requiring approval. A change in control under the definitions of a state agency that regulates us may require us to obtain approval of the change in ownership and control in order to maintain our state approval. Under certain circumstances, WVHEPC and the SCHEV may require us to seek approval of changes in ownership and control in order to maintain APUS’s state authorization or licensure.

We were required to seek, and we obtained, approval from the Ohio State Board of Career Colleges and Schools and the Ohio Board of Regents for the change in ownership and control of HCON. In the future, if we attempt to acquire other institutions, the states regulating the target institutions may require us to seek approval, which may or may not be granted.

Accreditors

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

ACICS, the accrediting agency for HCON, requires ACICS-accredited institutions to inform ACICS in advance of any substantive change. Examples of substantive changes requiring advance notice to ACICS include changes in the legal status, form of control, or ownership of the institution. An institution must notify ACICS of a change of ownership at least 15 days before consummating the proposed change, and ACICS must act to reinstate the institution’s accreditation status after the change of ownership. ACICS also requires an on-site evaluation within six months to confirm the appropriateness of the approval. HCON timely notified ACICS of the November 1, 2013 change of ownership, and on December 20, 2013, ACICS granted to HCON a reinstatement of accreditation through December 31, 2016, effective from the date of the change. ACICS conducted on-site quality assurance visits in the summer of 2014 and found HCON to be in compliance with accreditation criteria.

Should we attempt to enter into transactions with institutions accredited by other accreditors, we would be required to follow the requirements of such accreditors.  Our management may not have experience with the accreditors of the target institution, which would increase the risks related to such a transaction and management of the institution subsequent to the transaction.

Other Agencies

Pursuant to federal law providing benefits for veterans and reservists, APUS is approved for education of veterans and members of the selective reserves and their dependents by the state approving agencies in West Virginia and Virginia. Programs at each of HCON’s campuses are approved for VA benefits by the state approving agency in Ohio. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control. The state approving agency in Ohio approved the November 1, 2013 change of ownership of HCON.  However, there is no guarantee that relevant state approving agencies would approve future transactions.

Restrictions on Adding Locations and Educational Programs

ED may, as a condition of certification to participate in Title IV programs, require prior approval of new campus locations, programs or otherwise restrict the number of programs an institution may add.  ED’s regulations also require that it approve any change in ownership resulting in a change of control.  As described above in “Change in Ownership Resulting in a Change of Control,” HCON was deemed to have undergone a change of ownership and control on November 1, 2013 requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. ED has granted HCON temporary provisional certification on a month-to-month basis pending a decision on HCON’s application for approval of the change in ownership and control. While provisionally certified, HCON operates under a Temporary Provisional Program Participation Agreement, or TPPPA, which requires HCON to apply for and receive approval from the Secretary of Education for any substantial changes, such as establishing additional locations, offering academic programs at higher than the bachelor’s degree level, adding a non-degree or short-term training program, and adding a degree program.

The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional campus locations that are exempt from the two-year rule. The new campus location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional campus location by the relevant state authorizing agency and the institution’s accrediting agency. ED’s regulations also require institutions to report and, in certain cases (such as when an institution is provisionally certified), to seek approval for a new additional campus location at which at least 50% of an eligible program will be offered if the institution wants to disburse Title IV program funds to students enrolled at that location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions. Under the TPPPA, HCON must obtain ED approval for the addition of any new campus location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed.

A fully certified degree-granting institution generally is not obligated to obtain ED’s approval of an additional program leading to a degree at the same level previously approved by ED. Similarly, a fully certified institution generally is not required to obtain advance approval for a new program that both prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum-length requirements. However, as a condition of certification to participate in Title IV programs, ED could require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution is required to obtain ED’s approval for the addition of a new program, fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution could be liable for repayment of Title IV program funds received by the institution or students in connection with that program.

Recent Legislative and Regulatory Activity

Federal Legislative Activity

As a result of budgetary pressures, Congress has enacted several pieces of legislation that impact the funding of Title IV and other tuition assistance programs.  Due to the substantial amount of federal funds disbursed to schools through Title IV programs, the large number of students and institutions participating in these programs, and considerable political interest in the cost of education, Congress continues to show considerable interest in regulation and oversight of institutions of higher education, especially those that are for-profit.

Sequestration and Budgetary Matters

On August 2, 2011, Congress passed the Budget Control Act of 2011 which put into place a series of automatic federal budget cuts, known as sequestration. The budget cuts, or sequestration, impact certain federal student aid programs. While the Pell Grant program was specifically exempted from the effects of sequestration in fiscal year 2013 and the Consolidated and Further Continuing Appropriations Act, 2015 increased the maximum award to $5,830 in the 2015-2016 award year, the Pell Grant program could be subject to cuts or changes in the future. While sequestration does not otherwise change the amount or terms or conditions of Direct Loan Program loans, including Stafford Loans and PLUS Loans, it raises the loan fee paid by borrowers for Direct Loan Program loans disbursed after March 1, 2013. Cuts to ED’s administrative budget could lead to delays in student eligibility determinations, and delays in origination and processing of federal student loans.

After sequestration took effect in March 2013, the Army, Air Force, Coast Guard, and Marine Corps announced the suspension of their tuition assistance programs. Congress subsequently approved legislation requiring DoD to restore its tuition assistance programs. In October 2013, the DoD tuition assistance programs were again temporarily suspended as a result of the U.S. government partial shutdown. Each branch of the military restored its tuition assistance program through fiscal year 2014. As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistances programs that took effect in federal fiscal year 2014. For example, the Air Force is no longer authorizing tuition assistance for associate’s degrees if the servicemember already has an associate’s degree from the Community College of the Air Force, the Army now requires servicemembers to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance, the Army has reduced the total benefit per servicemember per year from $4,500 to $4,000, and the Coast Guard has reduced the benefit payable to 75% of tuition costs, not to exceed $187.50 per credit hour.  Additional changes to the tuition assistance programs could occur due to congressional action or DoD policy and funding changes.

Higher Education Act

The HEA must be periodically reauthorized by the U.S. Congress and each Title IV program must be funded through appropriations acts on an annual basis.  The most recent comprehensive reauthorization occurred in 2008 when Congress reauthorized most HEA programs through the 2014 federal fiscal year by passing the Higher Education Opportunity Act. Although the current HEA authorization expired at the end of the 2014 federal fiscal year, the Consolidated and Further Continuing Appropriations Act, 2015 extended funding for Title IV through September 30, 2016.

Congress continues to discuss reauthorization of the HEA.  Amendments to the HEA could occur during reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations.

Other Congressional Activity

Congress routinely holds committee hearings on issues related to our business or takes other actions that would otherwise impact us.  During 2014, the Senate Committee on Health Education Labor & Pensions held hearings entitled “Promoting College Access and Success For Students With Disabilities”; “Strengthening the Federal Student Loan Program for Borrowers”; “Examining Access and Supports for Servicemembers and Veterans in Higher Education”; and “The Role of States in Higher Education.”  During 2014, the House Committee on Education and the Workforce held hearings entitled “Improving Department of Education Policies and Programs Through Independent Oversight”; “Keeping College Within Reach: Meeting the Needs of Contemporary Students”; “Reviving Our Economy: How Career and Technical Education Can Strengthen the Workforce”; “Examining the Mismanagement of the Student Loan Rehabilitation Process”; and “Keeping College Within Reach: Sharing Best Practices for Serving Low-Income and First Generation Students.”

In the spring of 2014 the Senate Subcommittee on Financial & Contracting Oversight sent a survey regarding Title IX compliance and sexual violence to 440 four-year institutions of higher education, including APUS. The subcommittee released its report based upon its analysis of the responses on July 9, 2014; it found that many institutions are failing to comply with the law and best practices when addressing sexual violence among students. We anticipate that Congress and ED will continue to focus on compliance with Title IX and the prevention of sexual violence.

Regulatory Activity

College Rating System

President Obama directed ED to develop and publish a new college ratings system by the 2015-2016 school year. On December 19, 2014, ED issued a framework for the college ratings system. The first version of the ratings will include predominantly four-year and two-year institutions; ED does not plan to initially include institutions that do not award degrees or that only award graduate degrees.  As explained in ED’s framework document, the purpose of the new college ratings system includes, but is not limited to: (1) helping “colleges and universities measure, benchmark, and improve across shared principles of access, affordability, and outcomes”; (2) providing “better information about college value to students and families to support them as they search for and select a college”; and (3) generating “reliable, useful data that policymakers and the public can use to hold America's colleges and universities accountable for key performance measures.” ED has not chosen the metrics that will be used in the ratings system, but it is considering using metrics such as completion rates, transfer rates, and labor market success. ED requested that the public submit comments on its proposed framework by February 17, 2015. We cannot predict the extent to which the college ratings system will impact our institutions’ enrollments or reputation, nor can we predict possible regulatory burdens and costs.

PLUS Loans

On October 23, 2014, ED promulgated final regulations addressing one of the other topics covered by the Program Integrity and Improvement negotiated rulemaking committee, namely amendments to the Federal Direct PLUS Loan Program. Although the Federal Direct PLUS Loan Program amendments are not effective until July 1, 2015, ED announced that it will exercise its authority to implement the regulations as soon as possible.

Pending Federal Rulemakings

On December 3, 2014, ED issued a Notice of Proposed Rulemaking that proposes to implement requirements for the teacher preparation program accountability system under HEA, and amend the regulations governing the Teacher Education Assistance for College and Higher Education (TEACH) Grant Program under HEA such that TEACH Grant program funding would be conditioned on teacher preparation program quality. We cannot predict the extent to which these proposed rules will impact our institutions’ enrollments or reputation, nor can we predict possible regulatory burdens and costs.

In spring 2014, the Program Integrity and Improvement negotiated rulemaking committee failed to reach consensus. As a result, ED may develop and issue notices of proposed rulemaking addressing cash management issues, such as the regulation of campus debit cards, and state authorization of distance education. Because ED failed to issue proposed regulations before November 1, 2014, the earliest these regulations could take effect is July 1, 2016. In addition, on December 19, 2014, ED announced its intention to form a negotiated rulemaking committee to (1) prepare proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Pay as You Earn Repayment Plan in the Federal Direct Loan Program, and (2) establish procedures for Federal Family Education Loan (FFEL) Program loan holders to use to identify U.S. military servicemembers who may be eligible for a lower interest rate on their FFEL Program loans under section 527 of the Servicemembers Civil Relief Act (SCRA). ED reserves the right to add to or remove these tentative topics for the proposed negotiated rulemaking. We cannot predict the extent to which any rules promulgated by ED will impact our institution, nor can we predict possible regulatory burdens and costs.

The States

As discussed above in “Consumer Protection - Other Issues Related to Consumer Protection and Complaints”, many states have become more active in regulating proprietary education from a consumer protection perspective, specifically in regards to enforcement of consumer protection laws and implementation of new regulations by state attorneys general. Since our institutions operate in many jurisdictions our institutions may be subject to regulations promulgated by a variety of regulators.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this Annual Report, including our “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition, and results of operations. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe are not material may also adversely affect our business, financial condition, operating results, cash flows, and prospects.  As a result of the risks and uncertainties described below as well as such additional risks and uncertainties, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

The ability of active duty service members to enroll in APUS’s courses can be impacted by factors that we do not anticipate, which can impact APUS’s registrations and make it more difficult for us to accurately forecast expected enrollment.

Due to the variability of military activity and other factors over which we have no control, at times it may be difficult to predict APUS’s military enrollments.  For example, beginning with registrations for the third quarter of 2010, growth of our net course registrations from active duty service members slowed more than we expected.  While we do not know all of the factors that caused this to occur, we believe that the changes we saw in net course registrations from students who are active service members in the United States Armed Forces were in part due to increased operations activity and overseas deployments across all branches of the military, particularly the level of activity in the United States Marine Corps.  We believe that increased demands on many active duty service members, combined with limited internet access associated with some deployments, impacted the ability of certain active duty military students to pursue higher education in 2010. The occurrence of these or other factors in the future could make it more difficult to predict enrollments. Any decline in APUS enrollments, or decline in the growth of enrollments, from active duty military students could have an adverse impact on our total net course registrations and revenues.

Tuition assistance programs offered to service members of the United States Armed Forces constituted approximately 35% of APUS’s adjusted net course registrations for 2014, and our revenues and number of students would decrease if APUS is no longer able to receive funds under these tuition assistance programs or tuition assistance is reduced, eliminated, or temporarily suspended.

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense, or DoD tuition assistance programs. Service members may use DoD tuition assistance programs to pursue postsecondary education at institutions that are accredited by accrediting agencies recognized by the U.S. Secretary of Education and that satisfy other requirements, including execution of, and compliance with, a Memorandum of Understanding that specifies terms and conditions of participation in DoD tuition assistance programs.  A significant portion of our students rely on DoD tuition assistance programs to pay for their education at APUS.  These programs constituted approximately 35% of APUS’s adjusted net course registrations for 2014.  At this time, HCON does not participate in DoD tuition assistance programs.

Even temporary suspensions of DoD tuition assistance programs adversely affect our operations.  In March 2013, in response to automatic, across-the-board reductions in federal spending (also known as “sequestration”), each of the military services suspended new enrollments in DoD tuition assistance programs.  As a result of Congressional action, each of the services reinstated enrollments in DoD tuition assistance programs in April 2013. However, our results of operations in the second quarter of 2013 were negatively impacted by these actions, resulting in what we believe were fewer enrollments from service members than otherwise would have been expected.  In October 2013, DoD tuition assistance programs were temporarily suspended as a result of the U.S. government partial shutdown. On October 1, 2013, prior to the government shutdown, APUS course registrations for October 2013 were approximately 41,200. As of October 14, 2013, however, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012.  We believe that many of these dropped registrations resulted from the suspension of DoD tuition assistance programs. Although DoD resumed its tuition assistance programs after the government shutdown ended, we do not believe that the registrations for subsequent months served to replace, or make up, all of the registrations that had been dropped. The U.S. Congress has passed legislation to extend government funding for the DoD through September 30, 2015; however, if funding is not extended beyond that date, another government shutdown could occur, resulting in another suspension of DoD tuition assistance programs. Any future government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations.

While DoD tuition assistance programs were reinstated and the government shutdown ended, budgetary pressures remain, and we do not know the full scale of future actions that may be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits (or both) available under those programs or enacting new restrictions on participation in those programs.  If funds available under DoD tuition assistance programs are reduced or eliminated, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended, or the Post-9/11 GI Bill, through the “Top-Up” program. The “Top-Up” program allows active-duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of DoD tuition assistance that is paid by the military for the course. However, we do not know whether in the long-term service members would be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources would lead to service members deciding not to enroll or to enroll at a slower rate.

Other administrative changes to DoD programs could also have negative effects on our enrollments.  For example, in March 2013, DoD issued an instruction restricting the ability of service members in certain overseas duty locations outside the continental United States, or overseas locations, to receive DoD tuition assistance for courses offered by institutions of higher education that are not parties to contracts with the DoD to provide DoD voluntary education programs at those locations. Because we do not have a contract with the DoD to provide instruction at overseas locations, service members who begin a postsecondary education program after arrival at an applicable overseas duty location may not use DoD tuition assistance programs to pay for their education in our programs until after they have successfully completed a course with an institution that has a contract to provide voluntary education programs at that overseas location. Service members who were already enrolled in one of our programs before arriving at an overseas duty location may continue to receive DoD tuition assistance for the in-progress program, but they will be encouraged to enroll in courses provided by institutions that have entered into a contract with the DoD to provide programs at the applicable overseas duty location.

We are not able to estimate the effect of future expected changes to DoD tuition assistance programs or whether the services would impose other criteria in addition to the level of reimbursement that would impact enrollments from service members.  Changes to the DoD tuition assistance programs have already occurred and we expect changes to the programs in the future. For example, the Air Force has decided that it will no longer authorize tuition assistance for associate’s degrees if the service member already has an associate’s degree from the Community College of the Air Force, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance, the Army has reduced the total benefit per service member per year from $4,500 to $4,000, and the Coast Guard has reduced the benefit payable to 75% of tuition costs, not to exceed $187.50 per credit hour.

We are also not able to estimate the responses that our competitors would take to reduced DoD tuition assistance payments or the willingness of service members to use their Top-Up option or other VA education benefits.  In this regard, our competitors, particularly those with larger student populations or a smaller concentration of students from the military, may be better situated to lower the cost of tuition for service members. If we are no longer able to receive funds from DoD tuition assistance programs or those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenues could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

The DoD's revised Memorandum of Understanding includes terms and conditions that impose extensive new regulatory requirements on APUS with respect to participation in DoD tuition assistance programs.

Under a DoD final rule, effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds from DoD tuition assistance programs. On May 15, 2014, DoD promulgated new regulations and a revised MOU, the 2014 MOU. On July 7, 2014 DoD released revisions to the 2014 MOU. Institutions were required to sign the 2014 MOU on or before September 5, 2014 in order to continue to participate in DoD tuition assistance programs. APUS signed the 2014 MOU and continues to participate in the DoD tuition assistance program subject to its terms.  HCON does not participate in DoD tuition assistance programs and therefore has not signed the 2014 MOU; however, HCON may participate in DoD tuition assistance programs in the future and would become subject to the DoD requirements related to tuition assistance and associated risks at that time.  The 2014 MOU contains many requirements and limitations that were not contained in previous MOUs to which APUS was a party.  Pursuant to the 2014 MOU, among other requirements, institutions must: explain certain ED and Consumer Financial Protection Bureau (CFPB) tools to service members, such as ED’s “College Navigator” website and the CFPB’s “Paying for College” website; comply with requirements related to readmission policies for servicemembers; abide by new limitations on the use of funds derived from tuition assistance; provide additional academic and student support services; disclose information about transfer of credit; in certain circumstances, return tuition assistance funds to DoD (such as when a student ceases to attend or an institution cancels a course); offer to service members loan counseling before private student loans are offered or recommended; and comply with ED's Title IV “program integrity” rules, including rules related to incentive payments and misrepresentation. The 2014 MOU also provides that an institution may only participate in DoD tuition assistance programs if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. We cannot predict how DoD will interpret and enforce these requirements or what type of immediate sanctions, if any, will be implemented before an institution loses the ability to participate in DoD tuition assistance programs for failure to comply with certain provisions of the 2014 MOU. If we fail to comply with the requirements of the 2014 MOU, we will not be able to participate in DoD tuition assistance programs, which could have a significant adverse effect on our results of operations and financial condition.

If APUS does not maintain continued strong relationships with various military bases and educational service officers, and if APUS is unable to expand the use of articulation agreements, our future growth may be impaired.

APUS has non-exclusive articulation agreements or memoranda of understanding with various educational institutions of the United States Armed Forces and other governmental education programs. Articulation agreements and memoranda of understanding are agreements pursuant to which we agree to award academic credits toward our degrees for learning in educational programs offered by others. Additionally, APUS relies on relationships with educational service offices on military bases and base education officers to distribute information about APUS to interested service members. If APUS’s relationships with educational service offices or base education counselors deteriorate or end, our efforts to recruit students from those bases could be impaired. If APUS’s articulation agreements and memoranda of understanding are eliminated, or if APUS’s relationships with educational service offices or base education counselors deteriorate, this could materially and adversely affect our financial condition.

Furthermore, the 2014 MOU and the related increased focus by the DoD on relationships and oversight of educational providers could lead to changes in the nature of our relationships with military bases and educational service officers, which could be adverse in nature.

Our business could be harmed if our institutions experience a disruption in their ability to process student loans under the Federal Direct Loan Program.

We collected a substantial portion of our fiscal year 2014 consolidated revenue from receipt of Title IV financial aid program funds. Any processing disruptions by ED, by our institutions, or by third-party service providers may impact the ability of our institutions’ students to obtain student loans on a timely basis. If our institutions experience a disruption in their ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on their part or the part of their vendors, or the inability of ED to process Title IV funds on a timely basis, it could have a material adverse effect on our institutions’ business and on our financial condition, results of operations and cash flows.

As part of our business strategy, we have entered into, and may enter into or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

On November 1, 2013, we completed our acquisition of National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including:

•	difficulties in consolidating operations and in integrating information technology and other systems, as well as the inability to maintain uniform standards, controls, policies and procedures;
•	distraction of management’s attention from normal business operations during the acquisition and integration processes;
•
inability to obtain, or delay in obtaining, approval of the acquisition from the necessary regulatory agencies, or the imposition of operating restrictions or a letter of credit requirement on us or on the acquired institution;

•	challenges relating to conforming non-compliant financial reporting procedures to those required of a subsidiary of a U.S. reporting company, including procedures required by the Sarbanes-Oxley Act;
•	expenses associated with the integration efforts; and
•	unidentified issues not discovered in our due diligence process, including legal contingencies.

Any inability to integrate completed acquisitions in an efficient and timely manner, including the HCON acquisition, could have an adverse impact on our results of operations. Further, acquisitions have resulted in us recording goodwill and may again in the future. If such acquisitions are not successful, our goodwill may become impaired, which would have an adverse impact on our financial condition. In addition, our acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards, as in the HCON acquisition. For such an acquisition, we may need approval from ED, applicable state agencies and accrediting agencies, and possibly other regulatory bodies. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are not successful in completing acquisitions, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could require use of substantial portions of our available cash, as in the HCON acquisition, dilutive issuances of securities, or issuances of debt, which could adversely affect our business.

We have continued to experience increases in our institutions’ administrative and infrastructure expenses, unpredictability in our institutions’ enrollment and exposure to bad debt.

Since American Public University System, or APUS, began participating in Title IV programs, a significant portion of our growth has been attributable to students using funds from those programs.  As a result, we have experienced a change in the composition of our student body, which has resulted, and will continue to result, in a need to provide a greater level of services to our students.  The HCON acquisition has further changed the composition of our student body, increasing the number of students using Title IV program funds, as well as adding students who attend classes at physical campuses. Our costs and expenses have increased due in part to increased general and administrative expenses related to these changes and primarily attributable to an increase in expenditures for financial aid processing, expenditures for technology required to support the increase in non-military students at APUS and increased bad debt primarily associated with non-military students at APUS. In order to support the number of APUS students we now have, plan for the future, and provide the technology experience and access across a variety of platforms that we believe students have come to expect, we anticipate that we will continue to make significant investments in our technology infrastructure and financial aid processing capabilities.

We have experienced an increase in our bad debt expense over the last several years, particularly at APUS. We believe our increase in bad debt expense is primarily driven by a change in our student body at APUS, operational policies, processing challenges, and collection management. In the second half of 2015, we plan to change the method by which we disburse Federal Student Aid from a single disbursement method to a multiple disbursement method for first-time APUS undergraduate students.  While this change may adversely impact enrollment, we are making this change in order to potentially lower bad debt expense and to reduce the attractiveness of our programs to students who are seeking to take improper advantage of federal student aid programs. We have no assurance that this change will be successful at reducing bad debt. If we are unable to make appropriate improvements, or if our improvements are not as effective as anticipated, our bad debt expense could increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.

We rely on third-party vendors whose service and responsiveness may be less than ours and whose compliance practices may increase our operational and compliance risk.

We rely on third-party vendors to provide certain services to our institutions and their students. While we monitor and assess the service of these vendors, it is possible that the quality of their service and the timeliness of their responses may be less than the service and responsiveness that we or our institutions would provide. These third-party vendors may lack adequate business continuity planning. Using third-party vendors increases compliance risk that the vendors may not adequately protect personal information regarding our institutions’ students and their families, or that they may not comply with applicable federal or state regulations applicable to our institutions’ businesses. Further, transitioning from existing vendors or from in-house processes to new providers involves inherent risks, including the risk of significant disruptions of integral processes. In the event third-party vendors fail to provide services, lack adequate continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected.

We have encountered ongoing problems related to the software and services of a third-party vendor that we use to assist with APUS’s financial aid processing, which could result in adverse regulatory actions and reputational problems and negatively affect our operating results, and we may experience risks and costs related to any potential transition of these services to a different third-party vendor.

In the beginning of the third quarter of 2013, APUS transitioned from using the services of a third-party servicer to assist with the administration and management of APUS’s participation in Title IV programs to utilizing an internal solution that relies, in part, on software and services provided by a third-party vendor. We have continued to experience unexpected delays in financial aid processing as a result of various software and programming errors and limitations, resulting in ED rejecting certain student records, an inability to disburse Title IV program funds to some students and other related issues. While we had anticipated that in connection with the transition there would be a delay in processing financial aid for a short period of time, the delays were longer than expected and there were more errors than expected. In addition, when the decision was made to move financial aid processing in-house using software supplied by a third-party vendor, we anticipated being able to automate certain manual processes.  Errors in the software, as well as lack of experience with the software by many of our financial aid staff, required manual work outside the system, increasing the time to process financial aid.

APUS has worked with the vendor to identify the causes of the delays, errors and problems. Many have been resolved, but some remain, and APUS continues to perform manual work outside the automated system to process financial aid. In addition to regulatory problems, the challenges with the processing of financial aid have led to, and could lead to further, reputational problems, adverse effects on our operating results, reduced course enrollments, and increased costs. APUS has decided to work towards being in a position to transition its financial aid processing system to its former third-party vendor. There would be significant costs and risks relating to a new vendor’s implementation. These costs will possibly include costs paid directly to a new vendor, costs related to the efforts of employees and management, costs associated with the transition and training of employees, and costs incurred in terminating APUS’s relationship with its existing software vendor.  Further, a transition may divert management’s attention, which could adversely impact our overall business.

We have described additional risks related to this situation, Title IV compliance, and the use of third-party servicers in these Risks Factors. Those risks and the issues explained in this risk factor may have a material adverse effect on our operations and financial condition.

We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

We and our institutions are subject to multiple types of taxes in the U.S. and may be subject to taxation in the future in various foreign jurisdictions. The determination of our provision for income taxes and other tax accruals involves various judgments, and therefore the ultimate tax determination is subject to uncertainty. In addition, changes in tax laws, regulations, or rules, or application of state sales taxes, may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service (“IRS”) or other tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals. In addition, an increasing number of states are adopting new laws or changing their interpretation of existing laws regarding the apportionment of service revenues for corporate income tax purposes in a manner that could result in a larger proportion of our income being taxed by the states in which we sell services. These legislative and administrative changes could have a material adverse effect on our business and financial condition.

We rely on dividends, distributions and other payments, advances and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments.

We rely on dividends, distributions and other payments, advances and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments. We conduct all of our operations through our subsidiaries, and as of December 31, 2014 had no significant assets other than cash, the capital stock of our respective subsidiaries, and assets related to several investments.  As a result, we rely on dividends and other payments or distributions from our operating subsidiaries to meet our obligations and to fund acquisitions and investments.  The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to us depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory and accreditation requirements, agreements entered into by those operating subsidiaries, and the covenants of any future obligations that we or our subsidiaries may incur.

Prior to our acquisition of HCON we had no experience operating physical campuses where students attend class and otherwise participate in educational activities. Having students physically present on such campuses may result in threats to student safety and other issues with which we had no experience prior to the HCON acquisition.

Prior to the HCON acquisition, we owned one institution, APUS, which is a provider of exclusively online postsecondary education. As a result of the HCON acquisition, we now manage and monitor on-the-ground operations at four physical campuses where HCON students attend classes and participate in educational activities. The presence of students on physical campuses requires us to consider and respond to issues related to student safety, security, and violence. Prior to our acquisition of HCON we had no experience with these or other issues that may arise in connection with on-the-ground operations on physical campuses. Failure to prevent, or adequately respond to, threats to student and employee safety or other problems could harm our reputation, causing enrollment and revenues to decline or could result in costly and resource-intensive litigation.

In connection with our operation of HCON’s physical campuses, we face new regulatory requirements of a type with which we have no experience. HCON must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, or VAWA. On October 20, 2014, ED published a final rule implementing those statutory changes. The final rule requires, among other things, that institutions maintain statistics about the number of incidents of dating violence, domestic violence, sexual assault, and stalking that meet the definitions of those terms as set forth in the final rule; institutions provide incoming students and new employees with, and describe in their annual security reports, their primary prevention and awareness programs; institutions provide students and employees with, and describe in their annual security reports, their ongoing prevention and awareness campaigns; and that institutions provide a describe in their annual security reports each type of disciplinary proceeding used by the institution, which must be prompt, fair, and impartial. The new regulations are effective July 1, 2015. Compliance with these new regulations could increase HCON’s administrative costs, which would have a negative impact on our results of operations. Failure to comply with the Clery Act requirements or regulations promulgated by ED could result in action by ED to fine our institutions or to limit or suspend our institutions’ participation in Title IV programs.

Natural disasters or other extraordinary events may cause us to close one or more of HCON’s campuses or may cause HCON’s enrollment and revenues to decline.

HCON may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions or other events in one or more of the cities in Ohio in which it operates. These events could cause HCON to close campuses - temporarily or permanently.  Further, a regional or national outbreak of influenza or other illness easily spread by human contact could cause us to close one or more of HCON’s campuses for an extended period of time.  These events could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

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

Since 2012, we have made minority investments in entities in which we do not have sole control, which present risks in addition to those that apply to other investments or acquisitions. These investments include our $6.8 million equity investment in a holding company that acquired and now operates New Horizons Worldwide, Inc., or New Horizons, our $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, and our $1.5 million investment in preferred stock of Second Avenue Software, Inc., or Second Avenue. Although we have the right to representation on the Board of Directors of the holding company of New Horizons, the Board of Directors of Fidelis Education, and the Board of Directors of Second Avenue, we do not have the ability to control the policies, management or affairs of these entities, and generally we would not have that ability in any minority investment in an entity. The interests of persons who control the entities in which we have and may invest may differ from our interests, and they may cause such entities to take actions that are not in our best interest, and we may become involved in disputes with such persons.  Our inability to control entities in which we make minority investments could negatively affect our ability to realize the strategic benefits of those investments.

We have made minority investments to realize strategic benefits for our business, rather than to generate income or capital gains from these investments, and we anticipate that we would make future minority investments for similar purposes. We cannot ensure that we will realize any strategic benefits from these investments in the near-term or at all. To the extent that the strategic benefits of any investment are not timely realized, or the investment otherwise underperforms, we may wish to dispose of the investment. Because our interests in entities in which we have made minority investments, such as New Horizons, Fidelis Education, and Second Avenue are highly illiquid and not traded in any public market, we may not be able to timely dispose of these interests, or may have to sell at less than our carrying value.  Further, should the value of these investments become impaired, we may be required to reduce the carrying value of these investments. Our inability to dispose of our interest in such an entity, or a reduction in the carrying value of such an entity on our books, would negatively affect our operating results.

The loss of any key member of our management team may impair our ability to operate effectively and may harm our business.

Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more of our key personnel could harm our business. While we have employment agreements with each of our Executive Vice Presidents, our President and Chief Executive Officer, Dr. Boston, and certain HCON employees, we do not have employment agreements with other executives or personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us.

If we are unable to attract and retain management, faculty, administrators and skilled personnel, our business and growth prospects could be severely harmed.

We must attract and retain highly qualified management, faculty, administrators, and skilled personnel to our institutions. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas, or executives with relevant industry expertise. Our institutions’ past growth created constant demands to find qualified individuals across all levels, and we believe that we need to continue to expand and strengthen our management team to support the operations of our institutions.  If we fail to attract new management, faculty, administrators, or skilled personnel or fail to retain and motivate our existing management, faculty, administrators, and skilled personnel, our institutions and our ability to serve our students and expand our programs could be severely harmed. ED’s incentive payment rule may also affect the manner in which we attract, retain, and motivate new and existing employees, as described more fully below in “Risks Related to the Regulation of our Industry.”

If our institutions fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institutions may lose the ability to participate in Title IV programs or Department of Defense tuition assistance programs, or have participation in these programs conditioned or limited.

Institutions offering online education, including APUS, have experienced fraudulent activity related to Title IV program funds. Grants and loans to students under Title IV programs are primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending an institution and the amount a student can be expected to contribute to that cost. In order to account for living expenses and other costs that our students may reasonably incur in the context of pursuing a degree or certificate, the cost of attending each of our institutions is an amount that exceeds the cost of its tuition.  While some students elect to receive grants and loans that cover only the cost of tuition and fees, others elect to receive amounts up to the full cost of attendance.  When one of our institutions receives Title IV program funds on a student’s behalf, it credits those funds to the student’s account.  If a student has elected to receive funds in excess of the cost of tuition and fees, a credit balance occurs, and the institution must pay that credit balance to the student unless the student has authorized the institution to hold the credit balance or take other permissible action with respect to the credit balance. The availability of Title IV program funds, including any credit balance payment, is an important part of enabling some students to pursue a degree or certificate.  However, some individuals seek to take advantage of Title IV programs by enrolling for the purpose of obtaining funds they may receive directly through a credit balance payment.  On September 26, 2011, ED’s Inspector General released a report about an increasing number of cases involving large, loosely affiliated groups of individuals, so-called “fraud rings”, who conspire to defraud Title IV programs through enrollment in distance education programs. These fraud rings take advantage of the availability of credit balance payments under Title IV.

Our institutions have been the target of fraudulent activity related to Title IV program funds, as well as other fraudulent activities, and as our institutions grow they may be susceptible to an increased risk of such activities. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds at APUS, including as a result of identity theft, may be heightened due to its being an exclusively online education provider and its relatively low tuition. Our institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid.  We cannot be certain that our institutions’ systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes, or that we will be able to expand such systems and processes at a pace consistent with our growth.

ED requires institutions that participate in Title IV programs to refer to the ED Office of the Inspector General, or OIG, credible information about fraud or other illegal conduct involving Title IV programs, and in the past we have referred to the OIG information with respect to potential fraud by applicants and students. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, ED may find that our institutions do not satisfy ED’s “administrative capability” requirements. If our institutions fail to satisfy the “administrative capability” requirements, ED may require the repayment of federal student financial aid funds, transfer our institutions from the “advance” system of payment of Title IV program funds to cash monitoring status, or to the “reimbursement” system of payment, place our institutions on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate our institutions’ participation in Title IV programs, which would limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, revenues, and results of operations.  In addition, our institutions’ ability to participate in Title IV programs and DoD tuition assistance programs is conditioned on maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. The significance of accreditation is described more fully above in “Regulatory Environment - Accreditation.” Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accreditors’ standards. Furthermore, under the Higher Education Opportunity Act, accrediting agencies that evaluate institutions offering online programs like APUS’s must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the standards of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs, DoD tuition assistance programs, or both.

Our limited ability to obtain exclusive proprietary rights and protect our intellectual property, as well as disputes we may encounter from time to time with third parties regarding our use of their intellectual property, could harm our operations and prospects.

In the ordinary course of business, our institutions develop intellectual property of many kinds that is or will be the subject of patents, copyrights, trademarks, service marks, domain names, agreements, and other registrations. Our institutions have secured rights to trademarks for various names and terms used in our business, own rights to more than 200 internet domain names pertaining to APUS, AMU, APU, HCON and other unique descriptors, have been issued a patent for PAD, and have pursued patents on several innovations that we believe enhance and support students’ academic achievement and streamline university operations. Our institutions rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts.

We cannot assure you that these measures, or any measures that our institutions take, will be adequate, or that they have secured, or will be able to secure, appropriate protections for all of our institutions’ proprietary rights in the United States or foreign jurisdictions, or that third parties will not infringe upon or violate the proprietary rights of our institutions. Despite our efforts to protect these rights, third parties may attempt to develop competing programs or copy aspects of our institutions’ curriculum, online resource material, quality management, and other proprietary content. Any such attempt, if successful, could adversely affect our institutions’ business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our institutions’ competitors of competing courses and programs.

Our institutions may encounter disputes from time to time over rights and obligations concerning intellectual property, and may not prevail in these disputes. Third parties may raise a claim against our institutions alleging an infringement or violation of the intellectual property of that third party.  In July 2006, APUS settled a dispute with another institution regarding the use of certain marks that allowed us to continue to use the marks at issue, but we may not be able to favorably resolve future disputes. Some third-party intellectual property rights may be extremely broad, and it may not be possible for our institutions to conduct operations in such a way as to avoid disputes regarding those intellectual property rights. Any such dispute could subject our institutions to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether that dispute has merit. Our general liability and cyber liability insurance may not cover potential claims of this type adequately or at all, and our institutions may be required to alter the content of their courses or pay monetary damages, which may be significant.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances, our institutions’ faculty members or students may post various articles or other third-party content online in class discussion boards or in other venues. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. We and our institutions may incur liability for the unauthorized duplication or distribution of this material posted online. Third parties may raise claims against us and our institutions for the unauthorized duplication of this material. Any such claims could subject us and our institutions to costly litigation and impose a significant strain on financial resources and management personnel regardless of whether the claims have merit. Our institutions’ faculty members or students could also post classified material on class discussion boards, which could expose us to civil and criminal liability and harm our institutions’ reputations and relationships with members of the military and government. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages and our institutions may be required to alter the content of their courses.

Legal proceedings, particularly class action lawsuits, may require human and financial resources, distract our management and negatively affect our reputation and operating results.

From time to time, we and our institutions have been and may be involved in various legal proceedings. In recent years, we have observed an increase in litigation brought against for-profit schools, including class actions brought by students and prospective students based on alleged misrepresentations about a school’s programs, and an increase in  “qui tam” lawsuits, which are described below in the first risk factor under the heading “Risks Related to the Regulation of our Industry.” For example, in November 2013, a putative class action was brought against HCON relating to a time period prior to our ownership. The lawsuit asserted claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus.  HCON and the named plaintiffs entered into a settlement agreement on November 19, 2014 under which the plaintiffs agreed to dismiss their case for a de minimis settlement payment. HCON admitted to no wrongdoing in the settlement agreement and the case was dismissed with prejudice. The significant human and financial resources required to investigate and respond to claims brought in any future litigation may distract management’s attention from operating our business or lead to larger payments or liabilities, including adverse regulatory action, and, as a result, negatively affect our operating results.

Changes our institutions may make to their operations to enhance their ability to identify and enroll students who are likely to succeed and to improve the student experience may adversely affect our institutions’ enrollment, growth rate, profitability, financial condition, results of operations and cash flows.

In order to increase our institutions’ focus on improving the learning experience and attracting students who are likely to persist in our institutions’ programs, our institutions may implement changes and initiatives to more effectively admit college-ready students, support those students and help improve those student’s educational outcomes, including through initiatives to increase the level of engagement and collaboration in the classroom. Beginning in the second quarter of 2015, for instance, APUS plans to require that prospective students complete a free, non-credit admission course if they are not active duty military or veteran applicants, graduates from certified federal, state and local law enforcement and public safety academies, or prospective students with at least nine hours of transfer credit with a grade of “C” or better for each course from an accredited institution. Additional initiatives may include, but are not limited to, the following:

•	other changes to admissions standards and requirements;
•	implementing more stringent satisfactory academic progress standards;
•	changing tuition costs and payment options;
•	transitioning student facing services, including student financial aid and advising, to new platforms, as well as the use of the ClearPath system;
•	experimenting with competency-based learning and other alternative delivery methods; and
•	altering our institutions’ marketing programs to target the appropriate prospective students.

These initiatives may adversely impact our institutions’ business, financial condition, results of operations and cash flows, particularly in the near term.  These initiatives require significant time, energy and resources, and involve many significant interrelated and simultaneous changes in our processes and programs. We may not succeed in achieving our objectives due to organizational, operational, regulatory or other constraints. If our efforts are not successful, we may experience reduced enrollment, increased expense or other impacts on our business that materially and adversely impact our financial condition.

The growth rate of our business is uncertain, and we may not be able to assess our future growth prospects effectively.

The growth rate of our business is uncertain, our business may not grow, and we may not be able to assess our future growth prospects effectively. Our ability to act on any growth model is dependent on a number of factors, including the success of our institutions, the ability to obtain timely regulatory approvals, identify locations and market segments, and recruit and retain high-quality academic and administrative personnel. Due to a rapidly evolving industry, a challenging regulatory and government budget environment, and broader economic uncertainty, it has become more challenging to forecast our institutions’ enrollments and consequently our financial results. These challenges may result in an inefficient deployment of resources, uncertainty in our financial results and volatility in our stock price, which may have an adverse effect on the return on an investment in our common stock.

Growth may place a strain on resources that could adversely affect our systems, controls and operating efficiency, including those of our institutions.

The growth we have experienced in the past, as well as any future growth that we may experience, could place a significant strain on our resources and the resources of our institutions and increase demands on our management information and reporting systems and financial management controls. We do not have experience scheduling courses and administering programs for more students than are currently enrolled at our institutions, and if growth negatively impacts our ability to do so, the learning experience for students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. We also have limited experience adding to our courses, programs and operations through acquisitions. Prior to the acquisition of Hondros College of Nursing, or HCON, we had no experience operating physical campuses where students attend class and otherwise participate in educational activities, and we have no experience opening new campus locations. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act of 1965, or HEA, as administered by the U.S. Department of Education, or ED, including as a result of our institutions’ participation in student financial aid programs authorized under Title IV of the HEA, or Title IV programs. We have described some of the most significant regulatory risks that apply to us and our institutions, including those related to Title IV programs, under the heading “Risks Related to the Regulation of our Industry” below. If we are unable to manage our growth or successfully carry out and integrate acquisitions, including the HCON integration, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

The change in the composition of our student body has also made it harder for us to make forecasts about student enrollments.  We have had more difficulty forecasting the number of students who will enroll and have noticed a decrease in the predictability of the rate at which we convert leads into enrolled students, which we attribute, in part, to the growth in non-military students, and particularly the growth in non-military students from outside of public safety communities.  If we are unable to adapt to changes in the composition of our student body and control the growth of related expenditures, we may experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations. Further, if we are unable to attract and retain Title IV students, our financial condition may be adversely impacted.

Future growth or increased technology demands will require continued investment of capital, time, and resources to develop and update our institutions’ technology, and if we are unable to increase the capacity of our institutions’ resources appropriately, our institutions’ ability to handle growth and to attract or retain students, and our financial condition and results of operations, could be adversely affected.

 Our expectations for future growth require an increase in the capacity and capabilities of our institutions’ technology infrastructure. Increasing the capacity and capabilities of our institutions’ technology infrastructure will require us to invest capital, time, and resources, which we expect from time to time will lead to increased spending on technology infrastructure, not all of which can be capitalized.  There is no assurance that, even with sufficient investment, our systems will be scalable to accommodate future growth. We will also need to invest capital, time, and resources to update our institutions’ technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from mobile platforms, as well as to allow for differential pricing, and we will have to make similar investments to integrate the technology systems of HCON and any other business we may acquire in the future. If we are unable to increase the capacity of our institutions’ resources or update their resources appropriately, their ability to handle growth and to attract or retain students, and our financial condition and results of operations, could be adversely affected. Similarly, even if we are able to increase the capacity of our institutions’ resources and update their resources appropriately, our financial condition and results of operations could be adversely affected by an increased level of spending.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms.

 We may need additional capital in the future for various reasons, including to finance business acquisitions and investments in technology, but there is no assurance that capital will be available on acceptable terms.  We may need to raise additional capital in order to achieve growth or fund other business initiatives. Capital may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise capital may have rights, preferences or privileges senior to those of existing stockholders. If adequate capital is not available or is not available on acceptable terms, our and our institutions’ ability to expand, develop or enhance services or products, or respond to competitive pressures, will be limited.

Our access to capital markets and sourcing for additional funding to expand or operate our business may be adversely impacted by disruptions and volatility in the credit and equity markets worldwide and concerns regarding the industry in general and us in particular. The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty during the last several years. Until these market disruptions diminish, it may be more difficult to access the capital markets to obtain funding needed to expand our business by acquisition, organically, or otherwise.  In addition, changes in the capital or other legal requirements applicable to lenders and investors may affect the availability or increase the cost of raising capital.  Credit concerns regarding the proprietary postsecondary education industry as a whole also may impede our access to capital markets. If we are unable to obtain needed capital on terms acceptable to us, we may have to limit growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.

Our business has been and may in the future be adversely affected by a general economic slowdown or recession in the U.S. or abroad.

Our business has been and may in the future be adversely affected by a general economic slowdown or recession in the U.S. or abroad. Over the past several years, the United States and other industrialized countries have experienced reduced economic activity, increased unemployment, substantial uncertainty about their financial services markets and, in some cases, economic recession. We believe that these events negatively impacted our results during this time period and may continue to reduce the demand for our programs among students in the future, which could materially and adversely affect our business, financial condition, results of operations and cash flows.  These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and persistence rates.  In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.  Our institutions’ students are able to borrow Title IV loans in excess of their tuition. The excess is received by such students as a stipend. However, if a student withdraws, our institutions must return any unearned Title IV funds including stipends and must seek to collect from the student any resulting amounts owed to the institution. A protracted economic slowdown could negatively impact such students’ ability to satisfy debts to the institution, including debts that result from returns of Title IV amounts. As a result, the amount of Title IV funds we would have to return without repayment from our institutions’ students could increase, and our financial results could suffer. Further, the impact of economic conditions abroad have not historically had a significant impact on our operations except to the extent they impact the U.S. economy, but should we increase our international enrollments the broader global economy will increasingly have an impact on our results.

Efforts to diversify our business outside of the traditional areas served by our institutions may adversely impact our financial performance.

As we seek opportunities to expand our business and serve markets beyond those traditionally served by our institutions, we may encounter strategic and operational challenges different than those within our existing institutions.  If we are unable to successfully capitalize on these opportunities, our business, financial condition, results of operations and cash flows could be adversely impacted.

Strong competition in the postsecondary education market generally and in the military market could decrease our institutions’ market share and increase their cost of acquiring students.

Within the postsecondary education market, our institutions compete primarily with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources that are superior to those of our institutions and other for-profit schools. Some of our competitors also have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. These institutions are increasingly differentiating themselves in the way that they deliver online course offerings, and we believe that in the future students seeking online instruction will be attracted to an institution in part because of the technology used by the institution to deliver instruction and other elements of the student experience. To compete for these students will require continued innovations and our people and technology platforms may not be capable of delivering competitive solutions that are desirable to students. In recent years, competing institutions and others have also started providing non-traditional, credit-bearing and non-credit-bearing education programs, including massively open online courses, or MOOCs, without charge or at low costs. We have also observed an increase in institutions offering competency-based programs, which permit students to learn at their own pace and progress in a program by demonstrating that they have achieved certain skills or knowledge rather than by earning credit hours, and ED has issued guidance addressing access to Title IV programs for students in these programs. We believe that our institutions will continue to face new competition from such programs, including competition from lower cost alternatives. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. These competitive factors could cause our institutions’ enrollments, revenues and profitability to decrease significantly.

Within the postsecondary education market generally, we anticipate increased competition. The total postsecondary student population has been declining. According to the National Student Clearinghouse, enrollment in Title IV postsecondary degree-granting institutions in the fall of 2014 decreased 1.3%, compared to fall 2013, with a decrease of 0.4% taking place among four-year for-profit schools.  Longer term projections suggest that previous growth in enrollment in postsecondary degree-granting institutions is slowing. According to a February 2014 report from ED, such enrollment was projected to grow 14% over the 11-year period ending in fall of 2022, compared to 45% growth over the 14-year period that ended in the fall of 2011. The report also projects that enrollment in private postsecondary degree-granting institutions is projected to increase 14% for the 11-year period ending in fall of 2022, compared to 78% growth over the 14-year period that ended in fall of 2011.  The same report indicates that the number of high school graduates is projected to decrease 2% over the 13-year period ending in 2023 compared to 27% growth over the 12-year period that ended in 2010. The combination of reduced growth or declines in the postsecondary student population and increased capacity in the postsecondary education market will further intensify competition.

We also anticipate that APUS will continue to see increased competition within the military market, which continues to be a primary market for APUS, including from for-profit schools as those schools seek to attract students eligible for DoD tuition assistance programs, VA education benefits, or both, to comply with a regulatory requirement of ED known as the 90/10 Rule. This regulatory requirement is described more fully in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The “90/10 Rule.” Public and private not-for-profit institutions are also providing increased competition, including commitments to participate in the VA Yellow Ribbon Program through which such institutions agree to make additional financial aid funds available to veterans receiving Post-9/11 GI Bill benefits.

Because APUS provides exclusively online education, it is dependent on continued growth and acceptance of exclusively online education and, if the recognition by students and employers of the value of online education does not continue to grow, its ability to grow could be adversely impacted.

We believe that continued growth in online education will be largely dependent on additional students and employers recognizing the value of degrees earned online. Increasingly, employers demand that, in addition to technical or substantive skills, their new employees possess appropriate “soft” skills, such as communication, critical thinking and teamwork skills, which can evolve rapidly in a changing economic and technological environment and may be, or may be perceived to be, more difficult to develop through online education.  If students and employers are not convinced that online institutions are an acceptable alternative to traditional schools, or that an online education provides value, or if growth in the market penetration of online education slows, growth in the industry and at APUS could be adversely affected. Because our business model for APUS is based on exclusively online education, if the acceptance of online education does not grow, our ability to grow APUS’s business and our financial condition could be materially adversely affected.

If our institutions are unable to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner, our future growth may be impaired.

The updates and expansions of our institutions’ existing programs and the development of new programs and specializations may not be accepted by their accreditors, state regulators, ED, existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if our institutions are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as competitors introduce competing programs. To offer a new academic program, our institutions may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations, or other factors, our institutions’ ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs or modifying or eliminating existing programs requires our institutions to make investments in management and capital expenditures, incur marketing expenses, and reallocate other resources. Our institutions may have limited experience providing courses in new fields of study and may need to modify systems and strategy or enter into arrangements with other institutions to provide new programs effectively and profitably. If our institutions are unable to increase the number of students enrolling in new academic programs, offer programs in a cost-effective manner, or otherwise manage effectively the operations of those programs, our results of operations and financial condition could be adversely affected.

We intend to market APUS programs in international markets, which could subject us to a variety of risks not previously encountered and negatively impact our profitability and liquidity.

We intend to market APUS's programs in international markets, which could subject us to a variety of risks not previously encountered and negatively impact our profitability and liquidity.  We have marketed APUS's programs to a limited number of international students in the past and we intend to increase these efforts in the future.  APUS intends to market its programs using foreign representatives and other methods.  We do not have previous experience marketing APUS's programs through foreign representatives and we may be unable to adequately manage risks associated with these planned international efforts, which could adversely affect our ability to successfully attract, retain and serve students in international markets and negatively impact our profitability and liquidity.

These international risks include, but are not limited to, the following:

•       uncertainty of acceptance of our offerings by students in international markets;
•       difficulties in staffing and managing international operations;
•       challenges finding, managing, and retaining foreign representative relationships;
•       compliance with foreign legal and regulatory requirements and unforeseen changes in such requirements;
•       investment and execution missteps due to a failure to understand the local culture and market;
•       political and economic instability in the countries in which we market;
•       potentially adverse tax consequences; and
•       compliance with certain U.S. laws and regulations such as the Foreign Corrupt Practices Act.

If we are unable to pursue successfully HCON’s program initiatives and expansions, including opening new HCON campuses and increasing online education, our future growth may be impaired.

The success of the HCON acquisition will depend on our ability to maintain and increase student enrollments in HCON’s programs and to grow HCON’s on-campus and online program offerings. As part of our strategy, we intend to open new campuses for HCON. Such actions require us to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations may require significant financial investments, human resource capabilities, and new clinical placement relationships. If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals, attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be adversely affected. As a result of the pending change in ownership application, at this time HCON cannot obtain ED’s approval to award Title IV program funds at new HCON locations.

Outside Ohio, other states’ regulatory bodies have regulations that apply to HCON programs. For example, a number of states may require that we obtain additional authorizations for HCON students enrolled in the online registered nurse to bachelor of science in nursing completion program to participate in practicum courses in those states, even where HCON has no other physical presence in the state. These types of provisions may make it more difficult to offer online education programs in those states. The inability to expand efficiently or successfully existing programs and pursue new program initiatives would harm our ability to grow the business and could have an adverse impact on our financial condition.

If our institutions do not have adequate continued personal referrals and marketing and advertising programs that are effective in developing awareness among, attracting and retaining students, our financial performance in the future would suffer.

Building awareness of our institutions and the programs they offer among potential students is critical to our institutions’ ability to attract new students. In order to maintain and increase our revenues and profits, our institutions must continue to attract new students in a cost-effective manner, and these students must remain active in our institutions’ programs.  In addition, because our institutions experience declines in their student population as a result of graduation, transfers to other academic institutions, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those that have left.  Our marketing strategy for APUS has traditionally focused on building long-term, mutually beneficial relationships with organizations and individuals in the military and public safety communities. In recent years, APUS has supplemented its relationship-based marketing with multi-faceted interactive marketing campaigns to create a greater brand awareness, particularly of our APU brand outside the military and public safety communities, and to increase inquiries from potential students. Similarly, HCON’s marketing strategy has focused on building long-term relationships with businesses, organizations and individuals in the healthcare community, primarily in Ohio, where HCON’s campuses are located. In addition, HCON utilizes traditional media as well as internet-focused marketing channels, including organic search, local display advertising and pay-per-click.

Some of the factors that could prevent us from successfully advertising and marketing our institutions’ programs and from successfully enrolling and retaining students in those programs include, but are not limited to:

•	the emergence of more, and more successful, competitors;

•	factors related to our institutions’ marketing, including the costs of internet advertising and multi-faceted interactive marketing campaigns;

•	challenges in designing marketing campaigns that successfully attract college-ready students;

•	limits on our ability to attract and retain effective employees because of the incentive payment rule, as described more fully below in “Risks Related to the Regulation of our Industry”;

•	performance problems with our institutions’ online systems;

•	our institutions’ failure to maintain accreditation, state authorization, eligibility for Title IV programs, or other approvals;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	regulatory investigations or litigation that may damage our reputation;

•	student dissatisfaction with our institutions’ services and programs;

•	failure to develop a message or image for APUS that resonates well with non-military students;

•	a dilution of our brand as a result of the HCON acquisition or other expansion;

•	adverse publicity regarding us, our institutions, our competitors, or online or for-profit education generally;

•	adverse developments in APUS’s relationships with military officers and other leaders in the military community;

•	inability to integrate the HCON acquisition in an efficient and timely manner;

•	a decline in the acceptance of online education generally; and

•	a decrease in the perceived or actual economic benefits that students derive from our institutions’ programs or programs provided by for-profit schools generally.

To continue to grow and diversify the student body of APUS, we will need to identify marketing channels that support that growth and diversification while also attracting students who perform well at APUS upon enrollment. However, because our tuition is generally lower than that of most of our competitors, we have fewer dollars available to spend on marketing and advertising than they do. As a result, we may decide to implement new marketing tactics and channels with which we have no experience and no guarantee of success.  Accordingly, we may find it increasingly difficult to continue to compete and grow and diversify our enrollments at APUS. If we are unable to continue to develop awareness of our institutions and the programs we offer, and to enroll and retain students in military and non-military markets, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

The success of the HCON acquisition depends, in part, on our ability to maintain and increase student enrollments in HCON’s programs. Prior to the HCON acquisition, we had no experience with attracting new students to and retaining students in educational programs offered primarily on physical campuses. If we are unable to retain HCON’s marketing personnel and to develop our expertise in marketing such programs, we may not be able to successfully execute our long-term strategic plan to diversify our business and expand our programs, which would negatively affect our operating results.

 System disruptions and security breaches to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructures and systems of third parties, could negatively impact our ability to generate revenue and could damage our reputation, limiting our ability to attract and retain students.

The performance and reliability of our and our institutions’ networks and technology infrastructure, including those of third parties systems we use, is critical to our institutions’ reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could interrupt our or our institutions’ ability to operate and could result in the unavailability of our institutions’ online classrooms (which is particularly relevant to APUS), preventing students from accessing their courses and adversely affecting our results of operations.

Our systems at APUS, particularly those proprietary information systems and processes that we refer to as Partnership At a Distance™, or PAD, have been predominantly developed in-house, with limited support from outside vendors. To the extent that we have utilized third-party vendors to provide certain software products for our systems, we have generally needed to integrate those products into, and ensure that they function with, PAD. We continuously work on upgrades to PAD, and our employees devote substantial time to its development, and to the successful integration of third-party products into PAD. To the extent that we face system disruptions or malfunctions with PAD, we may not have the capacity to address such disruptions or malfunctions with our internal resources, and we may not be able to identify outside contractors with expertise relevant to our custom system.

Our institutions’ technology infrastructure, and the technology infrastructure of our third-parties vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber attacks, hacker or terrorist activities, and telecommunications failures. Our computer networks, and the networks of our third-party vendors, may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or personal information about our students or employees, or could cause interruptions or malfunctions in operations. If we or third parties with access to our systems, or to our proprietary information or personal information about our students or employees, experience security breaches in the future, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by such breaches, which could include litigation from our students or employees or the impositions of penalties.

We engage multiple security assessment providers on a periodic basis to review and assess our security. We utilize this information to audit ourselves to ensure that we are adequately monitoring the security of our technology infrastructure. However, we cannot assure you that these security assessments and audits will protect our computer networks against the threat of security breaches. Similarly, although we require our third-party vendors to maintain a level of security that is acceptable to us and work closely with our third-party vendors to address potential and actual security concerns and attacks, we cannot assure you that we and our systems and proprietary information or personal information about our students or employees will be protected against the threat of security attacks on our third-party vendors that affect our systems or such information. System disruptions and security breaches to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructures and systems of third parties could have an adverse effect on our financial condition.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our institutions’ operations subjects us to risks and costs that could harm our business. Our institutions may collect, use, and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data, bank account information, and credit card numbers. Our institutions also collect and maintain personal information of employees in the ordinary course of our business. Some of this personal information is held and managed by certain third party vendors, including our third party servicers and IT vendors. Although our institutions use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our institutions’ operations also subjects us to legislative and regulatory burdens that could restrict the use of personal information and require notification of data breaches. We cannot guarantee that a breach, loss or theft of personal information will not occur. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines or lawsuits against us or our institutions. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by such breaches. A breach, theft, or loss of personal information regarding our institutions’ students and their families or our institutions’ employees that is held by our institutions or third-party vendors could have a material adverse effect on our institutions’ reputations and results of operations and result in liability under foreign, state and federal privacy statutes and legal actions by state attorneys general and private litigants, any of which could divert management’s attention and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face an ever increasing number of threats to our computer systems, including unauthorized activity and access, malicious penetration, system viruses, malicious code and organized cyber-attacks, which could breach our security and disrupt our systems. These risks increase when we make changes to our IT systems or implement new ones. Our size makes us a prominent target for hacking and other cyber attacks within the education industry. From time to time we experience security events and incidents, and these reflect an increasing level of malicious sophistication, organization and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of or alleviate problems caused by these system disruptions and security breaches. Any of these events could have a material adverse effect on our business and financial condition. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.

Failure to comply with privacy laws or regulations could have an adverse effect on our business.

Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to us and the operations of our institutions, for example, use of consumer data for marketing or advertising. Claims of failure to comply with our institutions’ privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our institutions’ reputation and could have an adverse effect on our financial condition.

 Any significant interruption in the operation of data centers hosting our institutions’ technology infrastructure could cause a loss of data and disrupt the ability to manage our institutions’ technology infrastructure.

 Any significant interruption in the operation of our institutions’ data centers or server rooms could cause a loss of data and disrupt the ability to manage network hardware and software and technological infrastructure. Even with redundancy, a significant interruption in the operation of these facilities or the loss of institutional and operational data due to a natural disaster, fire, power interruption, act of terrorism or other unanticipated catastrophic event may not be preventable. Any significant interruption in the operation of these facilities, including an interruption caused by the failure to successfully expand or upgrade systems or manage transitions and implementations, could reduce the ability to manage network and technological infrastructure, which could adversely affect our institutions’ operations and reputations. Additionally, our institutions do not necessarily control the operation of the facilities hosting our technology infrastructure and may be required to rely on other parties to provide physical security, facilities management and communications infrastructure services. If any third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that causes them to fail to secure adequately and maintain their facilities or provide necessary data communications capacity, our institutions’ students may experience interruptions in service or the loss or theft of important data, which could adversely affect our financial condition.

 Government regulations relating to the internet could increase our cost of doing business and affect our ability to grow.

Government regulations relating to the internet could increase our cost of doing business and affect our ability to grow.  The increasing reliance on and use of the internet and other online services has led and may continue to lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, internet neutrality, copyrights, trademarks and service marks, sales taxes, fair business practices, and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location. New laws, regulations or interpretations related to doing business over the internet could increase our costs of compliance or doing business and materially affect our institutions’ ability to offer online courses, which would have a material effect on our business and financial condition.

Risks Related to the Regulation of Our Industry

If we or our institutions fail to comply with the extensive regulatory requirements for the operation of postsecondary education institutions, we and our institutions could face penalties and significant restrictions on operations, including loss of access to DoD tuition assistance programs and federal student loans and grants.

We and our institutions are subject to extensive regulation by (1) accrediting agencies recognized by the U.S. Secretary of Education, (2) state regulatory bodies, and (3) the federal government, through ED. Because APUS participates in DoD tuition assistance and VA education benefits programs administered by DoD and the VA, respectively, and HCON participates in VA benefit programs, they are also subject to oversight by those agencies. The regulations, standards, and policies of these organizations cover the vast majority of our institutions’ operations, including their educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements can also affect the ability to acquire new institutions, to open new locations, to add new or expand existing educational programs, to change our corporate structure or ownership, and to make other substantive changes. These requirements can also increase our cost of operations.

Findings of noncompliance with these laws, regulations, standards, and policies could result in any of the relevant regulatory agencies taking action including: imposing monetary fines, penalties, or injunctions; limiting operations, including restricting our institutions’ ability to offer new programs of study or to open new locations, or imposing limits on our growth; limiting or terminating our ability to grant degrees; restricting or revoking our institutions’ accreditation, licensure, or other approval to operate; limiting, suspending, or terminating our institutions’ eligibility to participate in Title IV, DoD tuition assistance, or other financial aid programs by requiring us to repay funds, post a letter of credit, become subject to payment methods for Title IV programs that are not the advance payment system; subjecting us to civil or criminal penalties; or other actions that could have a material adverse effect on our business.

The regulations, standards, and policies of ED, state regulatory bodies, and our institutions’ accrediting agencies change frequently and are subject to interpretive ambiguities, particularly where they are written for institutions that offer on-campus instruction, such as HCON, rather than online institutions, such as APUS. Recent and pending changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our noncompliance with any applicable laws, regulations, standards, or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under DoD tuition assistance programs, our ability to participate in Title IV programs, our ability to participate in VA education benefit programs, or costs of doing business. We cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply, or will be deemed by others to have complied, with all of the requirements. In the section entitled “Regulatory Environment” of this Annual Report and these Risk Factors, we have described some of the more significant risks related to the ability of our institutions to comply with the regulations, standards, and policies of ED, state regulatory bodies, and our accrediting agencies.

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to “qui tam” lawsuits under the Federal False Claims Act or various, similar, state false claim statutes, and various “whistleblower” statutes. In Federal False Claims Act actions, private plaintiffs seek to enforce remedies under the Federal False Claims Act on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit. A similar process applies to state false claim statutes. These lawsuits can be prosecuted by a private plaintiff in respect of some action taken by us, even if ED or other regulatory body does not agree with plaintiff’s theory of liability, or the government can intervene and become a party to the lawsuit. Qui tam lawsuits have the potential to generate very significant damages linked to our receipt of Title IV funding.

If our institutions fail to maintain their institutional accreditation, they would lose the ability to participate in DoD tuition assistance programs and also to participate in Title IV programs.

As described more fully above in each operating segment’s section on “Business - Company Overview - Accreditation” and “Regulatory Environment - Accreditation,” each of our institutions is accredited by an institutional accrediting agency recognized by the Secretary of Education. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in DoD tuition assistance programs and for an institution to become and remain eligible to participate in Title IV programs. APUS participates in DoD tuition assistance programs and Title IV programs, and HCON participates in Title IV programs.

Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agencies. The complete loss of accreditation would, among other things, render our institutions’ and their students ineligible to participate in DoD tuition assistance programs or Title IV programs, and have a material adverse effect on our enrollments, revenues, and results of operations.

Our institutions’ student enrollments could decline if they fail to maintain accreditation.

Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools; some institutions will accept transfer credit only from regionally accredited institutions. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students, corporations, and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Failure to maintain our institutional accreditation would have a material adverse effect on our enrollments, revenues, and results of operations. In addition, certain of our individual programs are accredited by specialized accrediting agencies, or recognized by professional organizations.   If we fail to satisfy the standards of these specialized accrediting agencies and professional organizations, we could lose the specialized accreditation or professional recognition for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us. In addition, in certain cases, professional licensure will not be granted if an applicant for licensure earned the relevant educational credential from an institution or educational program that lacks regional or specialized accreditation. Failure to obtain or maintain specialized accreditation or professional recognition for certain programs could result in materially reduced student enrollments in affected programs and have a material adverse effect on us.

Increased scrutiny of accrediting agencies by the Secretary of Education and the U.S. Congress may result in increased scrutiny of institutions, particularly for-profit institutions, by accrediting agencies, and if the accrediting agency of one of our institutions would lose its ability to serve as an accrediting agency for Title IV program purposes, that institution may lose its ability to participate in Title IV programs.

APUS is accredited by the Higher Learning Commission, or HLC. In December 2009, the ED Office of the Inspector General, or OIG, recommended that ED consider limiting, suspending, or terminating HLC’s recognition as an accreditor for purposes of determining institutional eligibility to participate in Title IV programs. HLC received additional scrutiny in June 2010 during a House Education and Labor Committee hearing focused on OIG’s findings with regard to credit hour policies. Increased scrutiny of accrediting agencies by the Secretary of Education and Congress in connection with ED’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

In December 2010, the National Advisory Committee on Institutional Quality and Integrity, or NACIQI, the panel charged with advising ED on whether to recognize accrediting agencies for Title IV purposes, reviewed HLC’s status as a recognized accrediting agency. At that time, NACIQI voted to continue HLC’s recognition as an accrediting agency but also ordered the agency to submit an additional compliance report in one year. At its December 2011 meeting, NACIQI characterized HLC’s report as “informational” and noted that no vote was to be taken on it. In June 2013, NACIQI voted to recommend continuation of HLC’s recognition as an accrediting agency until it reaches a final decision on whether to re-recognize HLC. Although NACIQI was next scheduled to review HLC for recognition purposes in the spring of 2014, HLC was not on the June 2014 or December 2014 NACIQI meeting agendas.  We cannot predict the outcome of NACIQI’s review of HLC’s recognition.

HCON is accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS.  In June 2011, NACIQI reviewed ACICS’s status as a recognized accrediting agency. At that time, NACIQI voted to continue ACICS’s recognition as an accrediting agency but also ordered the agency to bring itself into compliance and submit within one year a report demonstrating its efforts to address concerns related to, among other things, the agency’s experience in accrediting doctoral programs, the composition of its review teams and decision-making bodies, access to institutional files, and review and monitoring of student achievement, and reporting of the results to the institution. In June 2013, upon review of the compliance report submitted by ACICS, NACIQI voted to renew ACICS’s recognition for a period of three years.

If ED ceased to recognize one of our institutional accrediting agencies for any reason, the institution accredited by that agency would not be eligible to participate in Title IV programs unless the institution was accredited by another accrediting agency recognized by ED, or ED continued to certify the eligibility of the institution to participate in Title IV programs. ED may continue to certify an institution for a period no longer than 18 months after the date such recognition ceased. The ineligibility of our institutions to participate in Title IV programs would have a material adverse effect on enrollments, revenues, and results of operations.

National or regional accreditation agencies may prescribe more rigorous accreditation standards for our institutions, which could have a material adverse effect on our student enrollment, revenues and cash flows.

The accreditation standards of the national or regional accreditation agencies that accredit our institutions can and do vary, and the accreditation agencies may prescribe more rigorous standards than are currently in place. Complying with more rigorous accreditation standards could require significant changes to the way we operate our business and increase our administrative and other costs. No assurances can be given that our institutions would be able to comply with more rigorous accreditation standards in a timely manner or at all. If one of our institutions does not meet its accreditation requirements, its accreditation could be limited, modified, suspended, or terminated. Failure to maintain accreditation would make such institution ineligible to participate in DoD tuition assistance and Title IV programs, which could have a material adverse effect on the institution’s student enrollment and revenues.

Because of rapid growth in, and increased scrutiny of, the for-profit education sector, accrediting bodies may adopt new or revised criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of for-profit institutions like ours. For example, in June 2009, HLC adopted new policies related to institutional control, structure, and organization. The policies extend HLC’s oversight to transactions that change, or have the potential to change, the control of an institution or its fundamental structure and organization. Under the policies, HLC also now extends its oversight to defined changes that occur in a parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock, could result in additional reviews by HLC and possible change from an accredited status to candidate status, which enhances the risks associated with these types of actions. In particular, the change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs. For-profit institutions may also be less attractive acquisition candidates because HLC has enhanced its scrutiny of change in control transactions, obtained the explicit ability to move an institution from accredited status to candidate status, and will be examining more closely entities that own accredited institutions.

Beginning in 2012, ACICS, HCON’s accreditor, established compliance standards to measure student retention, graduate placement and licensure passage rates. In the event that a campus or program offered by a campus fails to meet the minimum compliance standard for two consecutive years after notice from ACICS and does not satisfy the requirement for a waiver, ACICS may withdraw accreditation from the campus or program. The compliance standards for retention and graduate placement increased substantially from 2012 to 2013. If one of the HCON campuses fails to meet the compliance standards for either student retention or graduate placement enrollment in such HCON campuses programs could decline, which could have a material adverse impact on HCON’s student enrollment, revenues and cash flows.

If our institutions fail to maintain state authorization in the states where they are physically located, the institutions would lose their ability to grant degrees and other credentials in that state and to participate in Title IV programs.

As discussed in the “Regulatory Environment - State Licensure/Authorization” section of this Annual Report, to participate in Title IV programs, an institution must be legally authorized by the relevant education agency of the state in which it is physically located. Loss of state authorization by one of our institutions in the state in which it is physically located would cause that institution to be ineligible to participate in Title IV programs and to lose its ability to grant credentials.

APUS is physically headquartered in the State of West Virginia and is currently authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC, the regulatory agency governing postsecondary education in the State of West Virginia. Such authorization may be lost, limited or withdrawn if APUS fails to comply with material requirements under West Virginia statutes and rules for continued authorization. Under current law, if APUS were to lose its regional accreditation by HLC, WVHEPC may suspend, withdraw, or revoke APUS’s authorization. In addition, in order to maintain our eligibility for accreditation by HLC, we must remain headquartered and have a substantial presence in one of the states in its region, which includes West Virginia. Thus, if APUS were to lose its authorization from WVHEPC, APUS would be unable to provide educational services in West Virginia, we would lose our eligibility for Title IV programs, and APUS would lose its HLC accreditation.

HCON is located in the State of Ohio and is authorized by the Ohio State Board of Career Colleges and Schools and the Ohio Board of Regents.  Such authorization may be limited, suspended, or revoked if HCON fails to submit renewal applications or other required submissions to the state in a timely manner, or if HCON fails to comply with material requirements under applicable Ohio statutes and rules for continued authorization. Continued state authorization is required in order to maintain ACICS accreditation. If HCON were to lose its authorization from the Ohio State Board of Career Colleges and Schools, HCON would be unable to provide educational services in Ohio, HCON would lose its eligibility for Title IV programs, and HCON would lose its accreditation. If HCON were to lose its authorization from the Ohio Board of Regents, HCON would be unable to offer the online registered nurse to bachelor of science in nursing completion program in Ohio. If HCON were to lose approval from the Ohio Board of Nursing for the Diploma in Practical Nursing or the Associate Degree in Nursing, students in the program lacking approval would not be eligible to apply for licensure by examination to practice nursing in Ohio.

Effective July 1, 2011, ED regulations provide that a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. If a state in which one of our institutions is located fails to comply in the future with the provisions of that regulation, our institutions’ ability to operate in that state and to participate in Title IV programs could be limited or terminated. For additional information on these regulations please refer to the “Regulatory Environment - ED’s State Licensure/Authorization Regulatory Requirements” section of this Annual Report.

Our institutions’ failure to comply with regulations of various states could result in actions taken by those states that would have a material adverse effect on our enrollments, revenues, and results of operations.

Various states impose regulatory requirements on educational institutions operating within their boundaries. Many states assert jurisdiction over online educational institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent among states and not well developed in many jurisdictions. As such, these requirements change frequently and, in some instances, are not clear or are left to the discretion of state regulators.

For information about those jurisdictions in which APUS and HCON are authorized, see “Regulatory Environment - State Licensure/Authorization” in this Annual Report. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of ED. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties.

As described in “Regulatory Environment - State Licensure/Authorization” in this Annual Report, ED’s Program Integrity Regulations provided that if an institution offered postsecondary education through distance education to students in a state, it was required to obtain any necessary approvals to do so. However, on July 12, 2011, the U.S. District Court for the District of Columbia upheld ED’s power to promulgate regulations on state authorization for distance education but vacated on procedural grounds those provisions of the Program Integrity Regulations, and on June 5, 2012, the U.S. Court of Appeals for the District of Columbia affirmed the district court’s ruling. In November 2013, ED announced its intent to establish a negotiated rulemaking panel to consider regulations for, among other issues, state authorization of programs offered through distance education. Negotiated rulemaking sessions occurred in the winter and spring of 2014, but the negotiating committee did not reach consensus. In June 2014, ED announced that it would delay the release of proposed rules regarding state authorization for distance education. No assurance can be given with respect to whether ED will adopt new rules on state authorization for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations. Should ED adopt new rules addressing licensing requirements for distance education, and if one of our institutions fails to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, the institution could lose its ability to award Title IV aid to students in that state.

The inability of our institutions’ graduates to obtain professional licensure, employment or other outcomes in their chosen fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.

Certain of our institutions’ graduates seek professional licensure, employment or other outcomes in their chosen fields following graduation. Their success in obtaining these outcomes depends on several factors, including, for example, the individual merits of the graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association; whether the program from which the student graduated meets all state requirements for professional licensure; and whether the institution or program has any required accreditation. Certain states have refused to license or certify students from particular APUS programs on grounds that the program did not meet one or more of the state’s specific licensure requirements or was not approved by the state for purposes of professional licensure. Based on challenges related to satisfying varying state rules regarding eligibility for teacher licensure in a state, APUS determined not to enroll new students in any of its initial teacher licensure programs as of December 2014.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Ohio Board of Nursing. Regulations of the Ohio Board of Nursing, which approves the HCON Practical Nurse, or PN program, and Associates Degree in Nursing, or ADN programs, require that a nursing education program such as the HCON PN and ADN programs must have a pass rate on the relevant NCLEX licensure exam that is at least ninety-five percent of the national average for first-time candidates in a calendar year.  If a program does not attain such pass rate, the program may face sanctions, including, after four consecutive years of failing to meet that standard, placement on provisional approval status. If a program on provisional approval continues to fail to meet the requirements of the Ohio Board of Nursing, the Ohio Board of Nursing may withdraw its approval of the program.

The state requirements for licensure are subject to change, as are the professional certification standards, and we may not become aware of changes that may impact our students in certain instances. In addition, requirements for employment vary from employer to employer and from field to field. In the event that one or more states refuses to recognize our institutions’ students for professional licensure based on factors relating to our institutions or programs, the potential growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, to the extent our graduates fail to satisfy requirements for employment by particular employers or in a particular profession based on characteristics of their program, the potential growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we and our institutions could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our institutions must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by the Department of Education prior to seeking recertification, and our future success may be adversely affected if our institutions are unable to successfully maintain certification or obtain recertification.

An institution generally must seek recertification from ED at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. ED may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control, or expands its activities in certain ways, such as the addition of certain types of new programs, addition of new locations, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, ED must provisionally certify an institution, such as when it is an initial participant in Title IV programs, or has undergone a change in ownership and control.

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

APUS is fully recertified to participate in Title IV programs through September 30, 2020. APUS will be required to apply timely for recertification in order to continue to participate in the Title IV programs after September 30, 2020. HCON was deemed to have undergone a change of ownership and control in November 2013, requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As described more fully in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control,” ED has granted HCON temporary provisional certification on a month-to-month basis until ED makes a determination on HCON’s application for approval of the change of ownership and control. ED has requested various pieces of supplemental information which is more fully described in the applicable section of the “Business - Regulatory Environment” section of this Annual Report. Until that determination, HCON operates under a Temporary Provisional Program Participation Agreement, or TPPPA. HCON must comply with specific conditions while it is provisionally certified.  If ED approves an application after a change in ownership and control, it will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of provisional certification.

If ED were to withdraw or not renew our institutions’ certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues, and results of operations. Our students would also no longer be able to use DoD tuition assistance to pay for our programs because the DoD MOU requires an institution to participate in the Title IV programs in order to be able to participate in the DoD tuition assistance program. Loss of participation in the DoD tuition assistance program would have a material adverse effect on our enrollments, revenues and results of operations.

A failure to demonstrate “administrative capability” may result in the loss of eligibility to participate in Title IV programs.

ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs and the sanctions ED may impose if an institution fails to satisfy any of those criteria. To meet the administrative capability standards, an institution must, among other things, comply with all applicable Title IV requirements, including with respect to the administration of Title IV programs and the processing of Title IV program funds. See “Regulatory Environment - Federal Support and Regulation of Postsecondary Education - Regulation of Title IV Financial Aid Programs - Administrative Capability.” If an institution fails to satisfy any of the administrative capability requirements, ED may require the repayment of federal student financial aid funds, transfer the institution from the “advance” system of payment of Title IV program funds to cash monitoring status, or to the “reimbursement” method of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

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

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED, or post a letter of credit in favor of ED and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight of its participation in Title IV programs. ED may also apply such measures of financial responsibility to a parent company of an eligible institution and, if such measures are not satisfied by the parent company, require the institution to post a letter of credit in favor of ED, and possibly accept other conditions on its participation in Title IV programs. An obligation to post a letter of credit, or to accept other conditions, such as a change in our system of Title IV payment from ED for purposes of disbursement, could increase our costs of regulatory compliance, or affect our cash flow. If one of our institutions is found not to have satisfied ED’s “financial responsibility” requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenues, and results of operations. If we, as the parent company of an eligible institution, are found not to have satisfied ED’s financial responsibility requirements, all of our institutions could be limited in their access to, or lose, Title IV program funds.

If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.

A provision of the HEA requires all proprietary education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under the regulations. For more information including the 90/10 calculations for our institutions, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The 90/10 Rule.”

The 90/10 Rule percentage for our institutions could increase in the future, depending on the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in tuition assistance provided by the DoD for service members and education benefits provided by the VA for veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Currently, DoD tuition assistance and VA education benefits are not treated as Title IV revenue under the 90/10 Rule and, therefore, for APUS, a majority of such funding is included in the “10%” portion of the rule calculation. A reduction in the availability of this type of funding, or a change (through legislation, regulatory action or an executive order) that requires that those funds be treated in the same manner as Title IV funding under the 90/10 Rule, would increase our 90/10 Rule percentage. If any of our institutions violates the 90/10 Rule and loses eligibility to participate in Title IV programs, its ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.

Our institutions’ failure to comply with the Department of Education’s incentive payment rule could result in sanctions.

If one of our institutions pays a bonus, commission, or other incentive payment in violation of applicable ED rules, that institution could be subject to sanctions, which could have a material adverse effect on our business. As described in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Incentive Payment Rule,” abolition of regulatory safe harbors that described permissible arrangements, and other recent changes in the regulation, may create uncertainty about what constitutes impermissible incentive payments. The modified incentive payment rule and related uncertainty as to how it will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may affect negatively our ability to recruit and retain employees, and, as a result, our business could be materially and adversely affected. In addition, the Government Accountability Office, or GAO, has issued a report critical of ED’s enforcement of the incentive payment rule, and ED has undertaken to increase its enforcement efforts.

If ED determines that one of our institutions violated the incentive payment rule, it may require the institution to modify its payment arrangements to ED’s satisfaction. ED may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in Title IV programs. ED may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of ED alleging violation of the incentive payment provision. Such suits may prompt ED investigations, and the government may determine to intervene in the lawsuits. Particularly in light of the uncertainty surrounding the modified incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or ED investigations could have a material adverse effect on our reputation causing our enrollments to decline, could cause us to incur costs that are material to our business, and could impact the ability of our institutions to participate in Title IV programs, among other things. As a result, our business could be materially and adversely affected.

A failure to comply with the Department of Education's "gainful employment" regulations could result in the loss of eligibility to participate in Title IV programs.

Under the HEA proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department of Education (“ED”) published final regulations on gainful employment. For more information, see “Regulatory Environment - Federal Support and Regulation of Postsecondary Education - Regulation of Title IV Financial Aid Programs - Gainful Employment” in this Annual Report. In response to a legal challenge to ED’s gainful employment regulations, on June 30, 2012 the U.S. District Court for the District of Columbia struck down the debt measures and all other gainful employment requirements except the disclosure requirements. On March 19, 2013, the court denied ED’s motion to reinstate certain of those regulations. Because the disclosure requirements were not stuck down, we are required to comply with the disclosure requirements. ED convened a negotiated rulemaking committee in September 2013 specifically on the topic of gainful employment programs. For more information about the committee’s work, see “Regulatory Environment - Recent Legislative and Regulatory Matters - Regulatory Activity - Pending Rulemakings” in this Annual Report. On March 14, 2014, ED released a Notice of Proposed Rulemaking related to gainful employment programs.

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

In addition to the debt-to-earnings measures, the final regulations include additional requirements related to gainful employment programs. For example, the final regulations require an institution’s most senior executive officer to certify, as part of the program participation agreement, that each of its eligible gainful employment programs offered by the institution satisfies certain requirements related to institutional and programmatic accreditation and professional licensure, or certification exam requirements. Also, the final regulation expands upon current gainful employment program disclosure requirements.

The gainful employment regulations could put the continuing Title IV eligibility of our educational programs at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and other factors. Failure to satisfy the gainful employment measures could reduce the ability of our institutions to offer or continue certain types of programs for which there is market demand, which could therefore impact our ability to maintain or grow our business.  Additionally, the expanded gainful employment program disclosure requirements could adversely impact student enrollment, persistence, and retention if our institutions’ disclosed program information compares unfavorably with disclosed information of other educational institutions.

Our institutions may lose eligibility to participate in Title IV programs if their student loan default rates are too high, and if our institutions lose that eligibility our future growth could be impaired.

To remain eligible to participate in Title IV programs, an educational institution’s federal student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The measurement period for the student loan cohort default rates has been increased from two to three years starting with the 2009 cohort. For more information including the default rates of our institutions, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Student Loan Defaults.” Given that APUS and HCON only relatively recently began to participate in Title IV programs and that the number of students receiving Title IV program funds has grown significantly over time, the cohort default rates in the first few years of participation may not be indicative of the rates that will be applicable to both institutions over the long term as a greater number of students enter repayment.

If an institution’s three-year cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only three-year cohort default rates will be applied for purposes of measuring compliance. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate exceeds 40% for any given year or is equal to or greater than 30% for three consecutive years.

If one of our institutions is required to develop a default prevention plan it may increase our administrative costs which would adversely impact our results of operations.  Recently there has been increased attention by members of Congress and others on default aversion activities of proprietary education institutions. If such attention leads to congressional or regulatory action restricting the types of default aversion assistance that educational institutions are permitted to provide, the default rates of our former students may be negatively impacted. Such attention could also lead to Congressional proposals to increase the measuring period, which could negatively impact our default rates. If one of our institutions loses its eligibility to participate in Title IV programs because of high student loan default rates, students would no longer be eligible to use Title IV program funds at that institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

We rely on third parties to administer our institutions’ participation in Title IV programs and their failure to perform services as agreed or to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

ED’s regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. APUS has previously utilized third-party servicers for the processing of financial aid and may do so again in the future. Our institutions have third-party servicers for other specific matters, such as default management and processing student credit balance refunds, and may consider using third-party servicers for other functions in the future that are currently managed directly by our institutions. If any third-party servicer that we have engaged does not comply with applicable statutes and regulations including the HEA, our institutions may be liable for its actions, and our institutions could lose eligibility to participate in Title IV programs.  In the event that one of our third-party servicers fails to perform the services as agreed it may impact our ability to operate, negatively impact our eligibility to participate in Title IV programs, and otherwise negatively materially impact our financial condition. Further, in the event that our institutions transition to or from a third-party servicer there would be costs and risks related to the transition which could have a material adverse effect on our financial condition.

Our institutions will be subject to sanctions that could be material to our results and damage our reputation if the Department of Education determines that our institutions failed to correctly calculate and return timely Title IV program funds for students who withdraw before completing their educational program.

An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion, and must return those unearned funds to the Title IV programs in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit.

HCON’s Title IV compliance audit for the year ended December 31, 2012 identified a deficiency related to timely return of Title IV program funds. In a Preliminary Audit Determination Letter dated July 10, 2013, ED requested additional information from HCON about the situation and required HCON to conduct a file review to identify those files that reflected an inaccurate refund. ED has said that the matter will be addressed as part of its review of HCON’s application for a change of ownership that HCON filed in connection with our acquisition of it on November 1, 2013. If ED determines that Title IV funds were not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit with ED in an amount equal to 25% of the total dollar amount of unearned Title IV funds that the institution was required to return with respect to withdrawn students during the most recently completed fiscal year, or otherwise be sanctioned by ED, which could increase HCON’s cost of regulatory compliance and adversely affect our financial condition.

Our institutions’ failure to comply with ED’s substantial misrepresentation rules could result in sanctions.

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

If ED determines that an institution has engaged in substantial misrepresentation, ED may (i) if the institution is provisionally certified, revoke an institution’s program participation agreement or impose limitations on its participation in Title IV programs, (ii) deny participation applications made on behalf of the institution, or (iii) initiate a proceeding against the institution to fine the institution or to limit, suspend or terminate the institution’s participation in Title IV programs.  We expect that there could be an industry-wide increase in administrative actions and litigation claiming substantial misrepresentation.  If such administrative actions or litigation were brought against us or our institutions, we would incur legal costs related to their investigation and defense, which could materially and adversely impact our financial condition.

Failure to comply with ED’s credit hour requirements could result in sanctions.

In the Program Integrity Regulations, ED defined “credit hour” for Title IV purposes as an institutionally established equivalency that reasonably approximates certain specified time in class and outside class, or an equivalent amount of work for other academic activities. The Program Integrity Regulations also require institutional accreditors to review the reliability and accuracy of an institution’s credit hour assignments. An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify ED if it finds systemic noncompliance or significant noncompliance in one or more programs. ED has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV programs. Any such action could materially and adversely affect the business of our institutions. For more information, see the “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Credit Hours” section of this Annual Report.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate litigation against us, any of which could disrupt our institutions’ operations and adversely affect their performance.

Because our institutions operate in a highly regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of noncompliance, and lawsuits by government agencies, regulatory agencies, and third parties, including claims brought by third parties on behalf of the federal government. For example, ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and the ED Office of Inspector General regularly conducts audits and investigations of such institutions. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, our institutions may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions, or other penalties, including the requirement to make refunds. Even if our institutions adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us or one of our institutions may result in reputational damage, even if such claims and lawsuits are without merit. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our institutions, which may materially adversely affect our ability to operate.

Investigations by state Attorneys General, Congress, and governmental agencies may result in increased regulatory burdens and costs.

We and other proprietary postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General have increasingly focused on allegations of improper recruiting compensation and deceptive marketing practices, among other issues. A number of state Attorneys General have launched investigations into proprietary postsecondary education institutions. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort, which now includes approximately 30 states, to examine potential abuses by proprietary educational institutions. While the initial goal of the joint investigation is sharing information among the Attorneys General about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the Attorneys General may ultimately attempt to compel proprietary institutions located in their respective jurisdictions to revise their recruiting practices. In January 2014, many of the publicly traded for-profit postsecondary institutions, not including us, received demands for information from a network of 12 state Attorneys General relating to, among other matters, the recruitment of students, admissions standards, graduate placement statistics, graduate certification and licensing results, and student lending activities.  In June 2014, the Massachusetts’ Attorney General released several consumer protection regulations, which among other things require certain disclosures that apply to for-profit and occupational schools operating in the state.  Actions by state Attorneys General and other governmental agencies, whether or not involving us or our institutions, could damage our reputation and the reputation of our institutions and limit the ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.

In addition, in recent years, the student lending practices of postsecondary educational institutions, financial aid officers, and student loan providers have been subjected to several investigations by state Attorneys General, Congress, and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. The Higher Education Opportunity Act, or HEOA, contains new requirements pertinent to relationships between lenders and institutions. In addition, the HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. In addition, new procedures introduced and recommendations made by the Consumer Financial Protection Bureau create uncertainty about whether Congress will impose new burdens on private student lenders. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, several federal agencies announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, DoD tuition assistance programs, and other military-related education benefit programs.  We can neither know nor predict with certainty the effects of such developments. Governmental action may impose increased administrative and regulatory costs and adversely affect our financial condition.

If we undergo a change in ownership and control, the Department of Education will place our institutions on provisional certification, and the terms of that provisional certification could limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, and our revenues and results of operations.

ED’s regulations provide that a change of control of a publicly traded corporation occurs if: (i) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control; or (ii) the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock could be determined by ED to be a change in ownership and control under this standard. Under the HEA, an institution whose parent undergoes a change in ownership resulting in a change in control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility.

Future transactions could constitute a change in ownership or control under ED regulations and could cause ED to place our institutions on provisional certification as required by the HEA. The conditions of provisional certification or closer review by ED could impact, among other things, our institutions’ ability to add educational programs, add additional locations, our ability to acquire other institutions, or make other significant changes. In addition, if ED were to determine that our institutions were unable to meet their responsibilities while they were provisionally certified, ED could seek to revoke our institutions’ certification to participate in Title IV programs with fewer due process protections than if they were fully certified. Limitations on our institutions’ operations could, and the loss of our institutions’ certification to participate in Title IV programs would, adversely affect our institutions’ ability to grow in addition to having adverse effects on their enrollment, and our revenues and results of operations.

If regulators do not approve or delay their approval of transactions involving a change of control of our company or of institutions that we own or acquire, our and our institutions’ ability to operate could be impaired.

If we or one of our institutions experiences a change of ownership or control under the standards of applicable state regulatory bodies, accrediting agencies, ED, or other regulators, we or the institution governed by such agencies must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock, significant changes in the composition of an institution’s Board of Directors, internal restructurings, acquisitions of institutions from other owners, or certain other transactions. Some of these transactions or events may be beyond our control. Our or our institutions’ failure to obtain, or a delay in receiving, approval of any change of control from the relevant regulatory agencies following a transaction involving a change of ownership or control could result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our institutions and our financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require our institutions to suspend activities in that state or otherwise impair our institutions’ operations. The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of your shares.

The U.S. Congress has been examining the for-profit postsecondary education sector, which could result in legislation, heightened oversight, or additional Department of Education rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.

In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including a review of their participation in Title IV programs. This increased focus has resulted in the introduction of various pieces of legislation, the holding of several hearings by various Congressional committees, and Congressional investigations and inquiries. We have previously incurred significant legal and other costs to respond to congressional inquiries, and could incur significant legal and other costs to respond to any future inquiries. We cannot predict the extent to which, or whether, these hearings and investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions or common law causes of action. The adoption of any law or regulation that reduces funding for federal student financial aid programs or the ability of our institutions or students to participate in these programs could have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require our institutions to modify their practices in order to comply with applicable requirements. Additionally, actions by state Attorneys General and other governmental agencies could damage our reputation and limit our institutions ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.

Congressional examination of Department of Defense oversight of tuition assistance used for distance education and proprietary institutions and pending rulemaking by the Department of Defense could result in legislative or regulatory changes that may materially and adversely affect our business.

In recent years, the U.S. Congress has increased its focus on Department of Defense, DoD, tuition assistance that is used for distance education and programs at proprietary institutions.  In September 2010, the Subcommittee on Oversight and Investigations of the U.S. House of Representative’s Armed Services Committee held a hearing titled “A Question of Quality and Value:  Department of Defense Oversight of Tuition Assistance Used for Distance Learning and For-Profit Colleges.”  Witnesses and Subcommittee members expressed concern about DoD’s oversight of distance education programs, especially those offered by proprietary institutions.   In addition, in December 2010, the Senate Health, Education, Labor and Pensions Committee, or HELP, released a report entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits,” which raised questions about the growing share of DoD tuition assistance received by proprietary institutions. In March 2011, the GAO published a report entitled “DoD Education Benefits: Increased Oversight of Tuition Assistance Program is Needed,” which offered several recommendations for improving accountability within the tuition assistance program. In September 2011, the Senate Subcommittee on Federal Financial Management, Government Information, Federal Services, and International Security held a hearing focused on the classification of military education benefits under the 90/10 Rule. Some of the panelists suggested that the classification of military benefits as non-Title IV revenue for purposes of the 90/10 Rule has led some for-profit institutions to recruit aggressively and sometimes illegally members of the military in order to ensure compliance with the 90/10 Rule.

The 90/10 Rule has been a subject of interest over the past several Congresses, which has resulted in several members of Congress introducing proposals and legislation that would modify the 90/10 Rule.  One past proposal would decrease the limit from 90% to 85% and would count DoD tuition assistance (TA) and GI Bill education benefits (VA) toward that limit. Such a proposal or other similar legislation, should it become law, could have a material adverse impact on the operations of APUS and potentially HCON. We cannot predict the extent to which, or whether, congressional hearings will affect DoD’s current rulemaking or result in legislation or further rulemaking affecting our institutions’ ability to participate in DoD tuition assistance programs or Title IV programs. Members of Congress have stated, both in committee hearings and in the HELP Committee report, that Congress should revise the 90/10 Rule to count DoD tuition assistance and VA veterans educational benefits toward the 90% limit. In January 2012 and again in November 2013, Senator Durbin and former Senator Harkin introduced a bill to modify the 90/10 Rule by reducing the threshold to 85% and counting Title IV programs, DoD tuition assistance program, and VA education benefits programs as sources from which an institution may derive no more than 85% of its revenue. A companion bill was introduced in the U.S. House of Representatives in November 2013. In February 2012, companion bills were introduced in the U.S. Senate and U.S. House of Representatives that would modify the 90/10 Rule to count DoD tuition assistance and VA veterans educations benefits toward the 90% limit, along with Title IV programs. We cannot predict the likelihood that Congress will amend the 90/10 Rule to count DoD tuition assistance and VA education benefits toward the 90% limit or to lower the ratio to 85/15, nor can we predict the likelihood that Congress or the President will take some other action to limit the use of DoD tuition assistance and VA education benefits at proprietary institutions. To the extent that any laws or regulations are adopted that limit or condition the participation of proprietary schools or distance education programs in DoD tuition assistance programs or in Title IV programs, or that limit or condition the amount of DoD tuition assistance for which proprietary schools or distance education programs are eligible to receive, our financial condition could be materially and adversely affected.

Congress has in the past changed, and may in the future change, eligibility standards and funding levels for federal student financial aid programs, military tuition assistance, and other programs. Other governmental or regulatory bodies may also change similar laws or regulations relating to such programs, which could adversely affect our student population, revenues and profit margin.

Political and budgetary concerns can significantly affect Title IV programs, military tuition assistance programs, and other laws and regulations governing federal and state aid programs.

Title IV programs are made available pursuant to the provisions of the HEA, and the HEA comes up for reauthorization by Congress approximately every five to six years. Authorization of appropriations for most HEA programs is provided through federal fiscal year 2016, by the Consolidated and Further Continuing Appropriations Act, 2015. In the past, Congress has passed short-term nonsubstantive extensions of the HEA pending comprehensive reauthorization legislation. Further, when Congress does not act on comprehensive reauthorization through a single piece of legislation, it may act through multiple pieces of legislation. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis.

Future Congressional action, including in reauthorizations or appropriations acts, may result in numerous legislative changes, including those that could adversely affect the ability of our institutions to participate in Title IV programs,  military tuition assistance programs, and the availability of such funding sources for our students. Members of Congress frequently propose legislation to alter or amend the terms under which our institutions participate in the federal student financial aid programs. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our institutions or students to participate in these programs could materially harm our institutions’ business. A reduction in government funding levels could lead to lower enrollments at our institutions and require our institutions to arrange for alternative sources of financial aid for their students. Lower student enrollments at our institutions or their inability to arrange alternative sources of funding could adversely affect our financial condition. Congressional action may also require our institutions to modify their practices in ways that could result in increased administrative and regulatory costs and decreased profit margins.

We are not in a position to predict with certainty whether any legislation will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institutions and adversely affect our revenues and results of operations.

New rulemaking by ED could result in regulatory changes that materially and adversely affect our operations, business, results of operations, financial condition, and cash flow.

On December 3, 2014, ED issued a Notice of Proposed Rulemaking that proposes to implement requirements for the teacher preparation program accountability system under HEA, and amend the regulations governing the Teacher Education Assistance for College and Higher Education (TEACH) Grant Program under HEA such that TEACH Grant program funding would be conditioned on teacher preparation program quality. We cannot predict the extent to which these proposed rules will impact our institutions’ enrollments or reputation, nor can we predict possible regulatory burdens and costs.

Also, in the spring of 2014, the Program Integrity and Improvement negotiated rulemaking committee failed to reach consensus. As a result, ED may develop and issue notices of proposed rulemaking addressing cash management issues, such as the regulation of campus debit cards, and state authorization of distance education. Because ED failed to issue proposed regulations before November 1, 2014, the earliest these regulations could take effect is July 1, 2016. In addition, on December 19, 2014, ED announced its intention to form a negotiated rulemaking committee to “(1) prepare proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Pay as You Earn Repayment Plan in the Federal Direct Loan Program, and (2) establish procedures for Federal Family Education Loan (FFEL) Program loan holders to identify U.S. military servicemembers who may be eligible for a lower interest rate on their FFEL Program loans under section 527 of the Servicemembers Civil Relief Act (SCRA).” ED reserves the right to add to or remove these tentative topics for the proposed negotiated rulemaking. We cannot predict the nature of any final rules that may be adopted through this negotiated rulemaking process or their impact on our financial condition.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.

Our institutions are two of a much larger number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with ED regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Broader allegations against the overall for-profit school sector may negatively affect public perceptions of for-profit educational institutions, including our institutions. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. Adverse media coverage regarding others in our industry, or regarding us or our institutions directly, could damage our reputation, could result in lower enrollments at our institutions, lower revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, state attorneys general, or other governmental authorities with respect to all for-profit institutions, including us and our institutions.

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

The price of our common stock may fluctuate as a result of:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of comparable companies;
•	actual or anticipated changes in our earnings, our institutions’ enrollments or net course registrations, or fluctuations in our operating results or in the expectations of securities analysts;
•	the actual, anticipated or perceived impact of changes in government policies, laws and regulations, or similar changes made by accrediting bodies;
•	the depth and liquidity of the market for our common stock;
•	general economic conditions and trends;
•	catastrophic events;
•	sales of large blocks of our stock; or
•	recruitment or departure of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and monetary damages and could divert management’s attention and resources from our business.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

Our quarterly results fluctuate and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Our revenues and operating results normally fluctuate as a result of seasonal or other variations in our institutions’ enrollments and associated expenses. Student population at our institutions varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns at our institutions and related fluctuations in expenses. These fluctuations may result in volatility in our results of operations, have an adverse effect on the market price of our common stock, or both.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

American Public Education, Inc., or APEI, and American Public University System, Inc., or APUS, together operate administrative facilities in Charles Town, West Virginia and in Manassas, Virginia, which are within a one hour drive of each other and located within the Washington, DC metropolitan area. The corporate headquarters and administrative offices are located in the immediate Charles Town area, occupying 14 owned facilities totaling approximately 253,000 square feet.  These properties include approximately 40,000 square feet that is under construction. APUS also owns two and a half acres of land in Charles Town for future development to support potential growth and expansion. APUS’s student services, graduations and marketing operations are located in Manassas in leased facilities totaling approximately 63,000 square feet. In 2015, APUS intends to terminate leases for approximately 38,000 square feet in Manassas, but will continue to lease approximately 25,000 square feet in Manassas pursuant to a lease which expires in 2018.

Hondros College of Nursing, or HCON, operates four Ohio campuses in the suburban areas of Cincinnati, (West Chester), Columbus (Westerville), Dayton (Fairborn) and Cleveland (Independence).  These campuses include a total of eight leased facilities with approximately 90,000 square feet combined.  The facilities are primarily used for instructional activities.  The main campus in Westerville, Ohio also serves as HCON’s corporate offices and houses additional administrative services, such as the technology, marketing and student services departments.  Lease terms and extension options vary by facility, with termination dates ranging from 2022 to 2029.

The Company believes its existing facilities are in good operating condition and are adequate and suitable for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been and may be involved in various legal proceedings. We currently have no material legal proceedings pending. However, on or about November 18, 2013, a putative class action styled Tabatha Vickery, Bryan Lynn, on behalf of themselves and a similarly situated class v. Hondros College, Inc. and John G. Hondros, was filed in the Court of Common Pleas, Cuyahoga County, Ohio, as Case No. CV 13 817299. National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, was not named in the lawsuit, but a then member of HCON’s Board of Directors, John Hondros, was named in the lawsuit, and the allegations made in the Complaint related to HCON’s operations and not the operations of the entity named in the lawsuit. The lawsuit asserted claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act, for, among other things, the alleged provision of false or misleading information to the named plaintiffs and other putative class members in 2011 and 2012 regarding the status of accreditation by the National League for Nursing Accrediting Commission of HCON’s Associate Degree in Nursing, or ADN, program offered at its Independence, Ohio campus. The plaintiffs alleged that the putative class consisted of more than 60 former students who in the summer or fall quarters of 2011 enrolled in the ADN or the licensed practical nursing, or LPN, program at the Independence campus with the intention of pursuing a degree in nursing, but who withdrew from the ADN or LPN program. On February 11, 2014, the plaintiffs filed their First Amended Complaint, which removed Hondros College, Inc. as a defendant and added HCON as a defendant. In order to avoid further litigation related expenses, HCON and the named plaintiffs entered into a settlement agreement on November 19, 2014 under which the plaintiffs agreed to dismiss their First Amended Complaint in exchange for a de minimis settlement payment. HCON admitted to no wrongdoing in the settlement agreement. On December 17, 2014, the parties filed a voluntary stipulation with the court dismissing the case with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “APEI.” The following table sets forth, for the period indicated, the high and low sales price of the Company’s common stock as reported on the NASDAQ Global Select Market.

Year Ended December 31, 2013	Low	High
First Quarter	$29.20	$42.17
Second Quarter	$31.95	$39.85
Third Quarter	$36.65	$41.15
Fourth Quarter	$34.40	$46.69
Year Ended December 31, 2014
First Quarter	$33.47	$46.62
Second Quarter	$32.51	$38.00
Third Quarter	$26.98	$36.47
Fourth Quarter	$26.24	$37.40

Holders

As of February 24, 2015, there were approximately 462 holders of record of our common stock.

Dividends

We have not historically paid dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The payment of any dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness, and other factors deemed relevant by our board.

Performance Graph

The graph below compares the cumulative five-year total shareholder return on our common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of ten companies that includes: Apollo Education Group Inc.; Bridgepoint Education Inc.; Capella Education Company; Career Education Corporation; Corinthian Colleges Inc.; DeVry Education Group Inc.; Grand Canyon Education Inc.; ITT Educational Services Inc.; National American University Holdings, Inc.; and Strayer Education, Inc. We have removed  Education Management Corporation from the customized peer group because it is no longer a listed public company. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2009 and tracks the value of those investments, respectively, through December 31, 2014.

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any prior or future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On March 14, 2013, our Board of Directors increased the authorization by an additional $15 million of shares and on June 13, 2014, our Board of Directors increased the authorization by an additional $15 million of shares. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.

For the twelve-month period ended December 31, 2014, we repurchased 530,962 shares under our repurchase programs for an aggregate amount of $18.5 million. As of December 31, 2014, $15.0 million remained authorized for repurchase under the expanded programs.

The following table presents the share repurchases by the Company during the quarter ended December 31, 2014. For additional information regarding the Company’s share repurchases please refer to “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Stockholders’ Equity - Repurchase”.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
October 1, 2014 - October 31, 2014				114,634	$15,027,043
November 1, 2014 - November 30, 2014	30,000	$35.48	30,000	84,634	$15,027,043
December 1, 2014 - December 31, 2014	84,634	$34.09	84,634	—	$15,027,043
Total	114,634	$34.45	114,634	—	$15,027,043

(1)
On December 9, 2011, our Board of Directors approved a stock repurchase program for its common stock, under which we may annually purchase up to the cumulative number of shares issued or deemed issued under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program may be suspended or discontinued at any time, and will be funded using our available cash. On October 10, 2014, we issued 114,634 common shares under our equity incentive plan, and in November and December 2014 we purchased on the open market 114,634 common shares pursuant to our stock repurchase program.

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

(3)
During the quarter ended December 31, 2014 the Company was deemed to have repurchased 2,682 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants and to cover the exercise and minimum tax-withholding requirements of expiring stock options. These repurchases were not part of the stock repurchase programs authorized by the Company’s Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report.

The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2014, and the selected consolidated balance sheet data as of December 31, 2014 and 2013, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2010 and 2011, and selected consolidated balance sheet data as of December 31, 2010, 2011, and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report. We acquired Hondros College of Nursing, or HCON, on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share and net registration data)
Statement of Operations Data:
Revenues	$198,174	$260,377	$313,516	$329,479	$350,020
Costs and expenses:
Instructional costs and services	75,309	95,216	110,192	112,784	123,765
Selling and promotional	34,296	44,713	59,761	65,687	69,229
General and administrative	32,045	48,350	63,615	70,063	75,073
Depreciation and amortization	6,502	9,239	11,146	13,508	16,121
Total costs and expenses	148,152	197,518	244,714	262,042	284,188
Income from continuing operations before interest income and income taxes	50,022	62,859	68,802	67,437	65,832
Interest income, net	111	109	135	309	361
Income from continuing operations before income taxes	50,133	62,968	68,937	67,746	66,193
Income tax expense	20,265	22,211	26,528	25,645	25,150
Investment income (loss), net of taxes	—	—	(86)	(67)	(166)
Net income attributable to common stockholders	$29,868	$40,757	$42,323	$42,034	$40,877
Net income attributable to common stockholders per common share:
Basic	$1.63	$2.28	$2.38	$2.38	$2.36
Diluted	$1.59	$2.23	$2.35	$2.35	$2.33
Weighted average number of shares outstanding:
Basic	18,281	17,877	17,772	17,656	17,357
Diluted	18,837	18,295	18,041	17,921	17,543
Other Data:
Net cash provided by operating activities	$47,078	$70,438	$52,838	$59,414	$61,030
Capital expenditures	$22,454	$24,925	$35,014	$20,649	$24,596
Stock-based compensation	$2,805	$3,189	$3,818	$4,024	$5,369
Adjusted net/ APUS Net course registrations(1)	259,389	341,669	402,205	409,719	403,920

	As of December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,352	$119,006	$114,901	$94,820	$115,634
Working capital(2)	$60,417	$82,034	$86,004	$62,327	$87,968
Total assets	$141,839	$198,891	$237,603	$271,655	$297,904
Stockholders’ equity	$97,300	$133,833	$171,153	$207,069	$234,218

	As of December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Net income attributable to common stockholders	$29,868	$40,757	$42,323	$42,034	$40,877
Interest (income), net	(111)	(109)	(135)	(309)	(361)
Income tax expense	20,265	22,211	26,528	25,645	25,150
Investment loss, net of taxes	—	—	86	67	166
Depreciation and amortization	6,502	9,239	11,146	13,508	16,121
EBITDA from continuing operations	$56,524	$72,098	$79,948	$80,945	$81,953

(1)
APUS net course registrations represent the aggregate number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty. For the years ended December 31, 2011, 2012, 2013, and 2014, one-credit lab courses were combined with their related three-credit courses.

(2)	Working capital is calculated by subtracting total current liabilities from total current assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations, and involves risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report.

OVERVIEW

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and on-campus postsecondary education to approximately 112,470 students through two subsidiary institutions. We provide online postsecondary education primarily directed at the needs of the military and public safety communities through American Public University System, or APUS, a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU.  We provide on-campus nursing education to students in Ohio through National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON. HCON operates four campuses in the State of Ohio, as well as an online RN-to-BSN Program, in order to serve the needs of the nursing and healthcare community. Additional information regarding our subsidiary institutions and their regulation is included in the “Business - Company Overview” and “Business - Regulatory Environment” sections of this Annual Report.

Our revenues are largely driven by the number of students enrolled at our institutions and the number of courses that they take. Our consolidated revenue for the year ended December 31, 2014 increased to $350.0 million from $329.5 million in the year ended December 31, 2013. Our consolidated revenue increased to $329.5 million in the year ended December 31, 2013 from $313.5 million in the year ended December 31, 2012. The revenue increase which occurred in 2014 was caused by the inclusion of HCON in our operating results for the entire year, while the revenue increase which occurred in 2013 was caused largely by increases in enrollments in our APEI Segment.

Our operations are organized into two reportable segments:

•
American Public Education Segment, or APEI Segment. This segment reflects our historical operations prior to the acquisition of HCON and reflects the operational activities of APUS, other corporate activities, and minority investments.

•
Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON. We acquired HCON on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON.

Financial information regarding each of our reportable segments is reported in this Annual Report in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Results by Reportable Segment Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 ,”  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2013 Compared to Year Ended December 31, 2012,” and “Financial Statements and Supplementary Data.”

Acquisition of HCON. We acquired HCON on November 1, 2013, and we continue to make efforts to grow HCON and improve its efficiency. These efforts may result in increased expenses and capital investments, which may not result in improved revenues and net income. As required by the Department of Education’s, or ED's, change in ownership and control regulations, HCON is operating under a Temporary Provisional Program Participation Agreement,  which requires HCON to comply with specific conditions while provisionally certified. If ED approves our application for the change in ownership and control of HCON, ED will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of such provisional certification. ED generally will not review and approve substantive changes to an institution’s scope of certification while a change in ownership application is pending. While HCON’s change in ownership application is pending, HCON is therefore unable to obtain approval to award Title IV program funds at new campuses, which we believe negatively impacts HCON’s ability to grow. The potential risks associated with the HCON transaction are further addressed in the “Risk Factors - Risks Related to Our Business” section of this Annual Report.

Changing Student Body. Although APUS’s focus has broadened, it continues to have an emphasis on its relationship with the military community. As of December 31, 2014, approximately 52% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and as a result APUS is particularly reliant on DoD’s tuition assistance programs and DoD’s budget.  Since APUS began participating in ED’s Title IV financial aid programs, or Title IV programs, a significant portion of our growth has been attributable to students using funds from these programs and, as a result, APUS has experienced a change in the composition of its student body, which has resulted, and will continue to result, in a need to provide a greater level of services to its students.  The HCON acquisition has further changed the composition of our student body, adding students who attend classes at physical campuses, as well as additional students using Title IV program funds.

The change in the composition of our institutions’ student bodies has made it harder for us to make long-range forecasts about student enrollments. We have had increased difficulty forecasting the number of students who will enroll and have noticed a decrease in the predictability of the rate at which our institutions convert prospective students into enrolled students. For APUS, we attribute this, in part, to the growth in non-military students, and particularly the growth of non-military students from outside of public safety communities.  If we are unable to manage changes in the composition of our institutions’ student bodies and control the growth of related expenditures, we may experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations. For more information about the risks related to these challenges please see “Risk Factors - Risks Related to Our Business.”

Increased Costs and Expenses; Our Initiatives. Our costs and expenses have increased due in part to increased general and administrative expenses related to the addition of HCON’s physical campuses, a changing student body, an increase in expenditures for financial aid processing, expenditures for technology required to support the increase in non-military students at APUS, and increased bad debt primarily associated with non-military students at APUS. Our revenues may decline and our costs and expenses may increase as our institutions adjust to changes in their student composition and undertake initiatives to improve the learning experience, through initiatives to increase the level of engagement and collaboration in the classroom, and attract students who are more likely to persist in their programs. Beginning in the second quarter of 2015, for instance, APUS plans to require that prospective students complete a free, non-credit admission course if they are not active duty military or veteran applicants, graduates from certified federal, state and local law enforcement and public safety academies, or prospective students with at least nine hours of transfer credit with a grade of “C” or better for each course from an accredited institution. Additional initiatives may include, but are not limited to, the following:

•	other changes to increasing admissions standards and requirements;
•	implementing more stringent satisfactory academic progress standards;
•	changing tuition costs and payment options;
•	transitioning student facing services, including student financial aid and advising, to new platforms, as well as the use of the ClearPath system;
•	experimenting with competency-based learning and other alternative delivery methods; and
•	altering our institutions’ marketing programs to target the appropriate prospective students.

In order to support the current student population at APUS and to provide the technology experience and access across a variety of platforms that we believe students have come to expect, we anticipate that we will continue to make significant investments in our technology infrastructure and financial aid processing capabilities, including in 2015. These investments will result in an increased level of spending, not all of which can be capitalized.

Financial Aid Processing Transition. APUS has decided to work towards transitioning its financial aid processing system to its former third-party vendor. There will be significant costs and risks relating to the implementation of this vendor. These costs may include costs paid directly to the new vendor, costs related to the efforts of our employees and management, costs associated with the transition and training of APUS employees, and costs incurred in terminating APUS’s relationship with its existing software vendor. For more information regarding the risks associated with APUS’s financial aid processing systems and the transition back to its former financial aid processing service provider, please see “Risk Factors - Risks Related to Our Business.”

Increased Bad Debt Expense. We have seen increases in our bad debt expense in our APEI Segment over the past several years. We have observed that some students enroll or attempt to enroll at APUS solely to obtain funds from Title IV programs, and some students who might not otherwise pursue a degree or certificate are attracted to enroll in APUS’s programs because of the availability of such funds.  We believe these students may be more likely than other students to cease pursuing a degree or certificate due to other factors, such as becoming employed or not having the level of commitment necessary to successfully complete  the required coursework. As described more fully above in “Risk Factors - Risks Related to Our Business,” we have also been the target of suspected fraudulent activities by outside parties with respect to student enrollment and Title IV programs, and as we continue to grow we may be susceptible to an increased risk of such activities. We believe the factors discussed in this paragraph have been the primary drivers for our increased bad debt expense. We are not able to estimate the number of students who fall into these enrollment categories, and our ability to estimate the impact on our enrollments over time is limited, as is our ability to estimate any additional impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV student loans. In the second half of 2015, we plan to change the method by which we disburse Federal Student Aid from a single disbursement method to a multiple disbursement method for first-time APUS undergraduate students.  While this change may adversely impact enrollment, we are making this change in order to potentially lower bad debt expense and to reduce the attractiveness of our programs to students who are seeking to take improper advantage of federal student aid programs. We have no assurance that this change will be successful at reducing bad debt.

Impact of Government Budgetary Pressures. On August 2, 2011, Congress passed the Budget Control Act of 2011, which put into place a series of automatic federal budget cuts known as sequestration. The budget cuts, or sequestration, impact certain federal student aid programs, as well as Department of Defense, or DoD, tuition assistance programs. As a result of sequestration, the size of the military may decrease and amounts available under DoD tuition assistance programs could be significantly curtailed or even eliminated, and the time for the various services to process requests for tuition assistance could be lengthened. The Consolidated and Further Continuing Appropriations Act, 2015 increased the maximum Pell award to $4,860 in the 2015-2016 award year, and The Student Aid and Fiscal Responsibility Act provides for an automatic annual increase based on changes in the Consumer Price Index - through award year 2017-2018 - to the appropriated Federal Pell Grant maximum award, resulting in a 2015-2016 maximum award of $5,775.  The Pell Grant program could be subject to cuts or changes in the future. Cuts to ED’s administrative budget could lead to delays in student eligibility determinations and delays in the origination and processing of federal student loans. These events could make it more difficult for students to obtain funding for their education, either in a timely manner or at all, and would have an adverse effect on our financial condition. For more information on sequestration and other legislative activity that may impact our results, please refer to “Regulatory Environment - Recent Legislative and Regulatory Activity”.

In March 2013, in response to sequestration, each of the military services suspended new enrollments in DoD tuition assistance programs. As a result of Congressional action, each of the services reinstated enrollments in DoD tuition assistance programs in April 2013. However, our results of operations in the second quarter of 2013 were negatively impacted by these actions, resulting in what we believe were fewer enrollments at APUS from service members than otherwise would have been achieved. In October 2013, DoD tuition assistance programs were temporarily suspended as a result of the U.S. government partial shutdown. On October 1, 2013, prior to the government shutdown, APUS course registrations for October 2013 were approximately 41,200. As of October 14, 2013, however, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012.  We believe that many of these dropped registrations resulted from the suspension of DoD tuition assistance programs. After the government shutdown ended, DoD resumed its tuition assistance programs; however, we do not believe that APUS’s registrations for subsequent months served to replace, or make up, all of the registrations that were dropped. We believe that continued uncertainty regarding the availability of DoD’s tuition assistance programs and the impact from the October 2013 temporary suspension may also have negatively impacted our net course registrations during 2014.

While DoD tuition assistance programs were reinstated and the government shutdown ended, budgetary pressures remain, and we do not know the full scale of future actions that may be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits (or both) available under those programs, or enacting new restrictions on participation in those programs. If funds available under DoD tuition assistance programs are reduced or eliminated, we believe that most service members would be eligible and able to finance out-of-pocket tuition costs resulting from this shortfall using their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended, or the Post-9/11 GI Bill, through the “Top Up” program. The “Top-Up” program allows active-duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of DoD tuition assistance that is paid by the military for the course. However, we do not know whether in the long-term service members will be willing to use the Top-Up option, or whether the increased administrative process in using the Top-Up option or covering the shortfall through other funding sources will lead to service members deciding not to enroll or enrolling at a slower rate.

New DoD MOU. Under a DoD final rule, effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds from DoD tuition assistance programs.  Since August 14, 2013, DoD has issued a series of proposed revisions to the MOU.  On July 7, 2014, the DoD released a revised MOU (the “2014 MOU”) and institutions were informed that they were required to sign the 2014 MOU on or before September 5, 2014 in order to continue to participate in DoD tuition assistance programs.  In August 2014, APUS signed the 2014 MOU.  Additional information regarding the 2014 MOU and potential risks associated with it are further addressed in the “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements” and the “Risk Factors” sections of this Annual Report.

Regulated Industry. Our institutions operate in a highly regulated industry. For more information on the regulations to which our institutions are subject, please refer to the “Business - Regulatory Environment” section of this Annual Report. Such regulations may impact our financial results in a way that we cannot predict, and may have an adverse impact on our financial condition.

Our Key Financial Results Metrics

Revenues

In reviewing our revenues we consider the following components: net course registrations and enrollment; tuition rate charged; tuition net of scholarships; and other fees.

Net course registrations and enrollment. For financial reporting and analysis purposes, APUS measures its student population in terms of aggregate course enrollments, or net course registrations. Course enrollments, or net course registrations, which include one-credit lab courses combined with their related three-credit courses, represent the aggregate number of courses in which students remain enrolled after the date by which they may drop the course without financial penalty. HCON measures student population in terms of student enrollments. Student enrollment represents the number of students enrolled in one or more courses after the date by which they may drop the course without financial penalty.

Course enrollments, or net course registrations, at APUS represent the aggregate number of courses in which students remain enrolled after the date by which they may drop the course without financial penalty.

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

In recent years, in part because our students can access Title IV programs, APUS has been increasing its focus on public safety professionals and other civilian markets. Title IV programs require participating students to take more courses per semester than students participating in DoD tuition assistance programs. As a result, we expect that our increased focus on markets that utilize Title IV programs may cause the average number of courses per student per semester to increase.

While we have experienced substantial growth in some recent periods, you should not rely on the results of any prior periods as an indication of our future growth in net course registrations at APUS, student enrollments at HCON, or consolidated revenue, as we do not expect that our historical growth rates are sustainable. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins.

Tuition rate. Providing affordable programs is an important element of our strategy for growth. Since 2000, APUS has not raised undergraduate tuition and has only increased graduate tuition by modest amounts in 2007, 2010 and 2011. However, APUS is planning a tuition increase in the second half of 2015, including to support further improvements in the online learning experience and other initiatives aimed at improving student success.  The tuition increase for graduate and undergraduate tuition is anticipated to be in the range of 5% to 8%.  To support its active duty military students, APUS will continue providing a tuition grant that will keep the cost of tuition for those students at approximately its current level.  In 2016, we also expect to evaluate repositioning select degree programs by implementing differentiated pricing, primarily to better align tuition of certain programs with higher market demand.  APUS expects to continue to focus on offering affordable programs. Tuition, fees and books at HCON are also designed to be affordable and competitive with other similar institutions offering the same level of flexibility, accessibility and student experience.

Net tuition. Tuition revenues vary from period to period based on the aggregate number of students attending classes and the number of classes they are attending during the period, the mix of programs that students are attending during the period, as well as the number of students starting classes each month during the period and the timing of the start of a class each month or term. Tuition revenue is adjusted to reflect amounts for students who withdraw from a course in the month or term the withdrawal occurs. We also provide scholarships to certain students to assist them financially with their educational goals. The cost of these scholarships is netted against tuition revenue in the period incurred for purposes of establishing net tuition revenue. Scholarships typically represent less than 1% of revenues.

Other fees. Other fees at APUS include charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student and evaluating transcripts for transfer credit, and a technology fee per course. APUS students are also charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs or VA education benefits.  For the year ended December 31, 2014, technology fee revenue was approximately $7.4 million, or 2.2% of revenue. In accordance with FASB ASC Topic 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also include book purchase commissions that APUS receives for graduate student book purchases and ancillary supply purchases that students make directly from our preferred book vendor. HCON students are charged application, enrollment, and graduation fees, when applicable.

Costs and Expenses

We categorize our costs and expenses as (i) instructional costs and services, (ii) selling and promotional, (iii) general and administrative, and (iv) depreciation and amortization.

Instructional costs and services. Instructional costs and services are expenses directly attributable to the educational services we provide our students. This expense category includes salaries and benefits for full-time faculty, administrators and academic advisors, and costs associated with part-time faculty. Instructional costs and services expenses also includes costs associated with academic records and graduation, as well as other services provided by our institutions, such as evaluating transcripts.

At APUS, instructional costs and services also includes expenses related to our undergraduate book grant program and instructional pay for part-time faculty that is primarily dependent on the number of students taught. Beginning with the year ended December 31, 2014, instructional costs and services also includes operating expenses directly associated with HCON’s campus operations.

Selling and promotional. Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to both new enrollments and current students. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the number of advertising initiatives for new and existing academic programs. We believe the availability of Title IV program funds to students has increased our marketability in non-military markets, but the nature of these markets and the rising cost of internet and other advertising has caused our student acquisition costs to increase. As we continue to focus on students outside of public service communities who use Title IV funds, this trend may continue and our student acquisition costs may increase.

General and administrative. General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, information technology, human resources, facilities, compliance and other corporate functions. In addition, the cost of renting and maintaining APUS facilities, technology expenses, and costs for professional services are included in general and administrative costs. General and administrative expenses also include bad debt expense.

Depreciation and amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software and program development on a straight-line basis over the estimated useful lives of the assets. In addition, we incur depreciation and amortization expenses for the amortization of identified intangible assets with a definite life resulting from our acquisition of HCON on November 1, 2013.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our notes receivable and on cash and cash equivalents, net of any interest expense.

Equity Investment Loss, Net of Tax

Equity investment loss, net of tax consists primarily of our proportional share of after-tax earnings or losses attributable to our investments in certain companies. We use the equity method of accounting for an investment in a company in which our ownership is 20% or greater but less than or equal to 50% or when we have the ability to exercise significant influence over operating and financial policies of the investment. We refer to these companies as investees.

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

As of December 31, 2014, our equity method investments include an approximate 19.9% investment in preferred stock of NWHW Holdings, Inc., or NWHW Holdings, a holding company that operates New Horizons Worldwide, Inc., an investment in preferred stock of Fidelis Education, Inc., or Fidelis, representing approximately 21.6% of its fully diluted equity, and investment in preferred stock of Second Avenue Software, Inc., or Second Avenue Software, representing approximately 25.9% of its fully diluted equity. In connection with these investments, we are entitled to certain rights, including the right to representation on the Boards of Directors of NWHW Holdings, Fidelis Education, and Second Avenue Software.

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

A summary of our critical accounting policies follows:

Revenue recognition. The company records all tuition as deferred revenue when a student begins a class, in the case of APUS, or starts a term, in the case of HCON. At the beginning of each class or term, revenue is recognized on a pro rata basis over the period of the class or term, which is, for APUS, either an eight- or sixteen-week period and for HCON, a quarterly term. This results in deferred revenue on the Company’s balance sheet that includes future revenues that have not yet been earned for classes and terms that are in progress.

Revenue Recognition - American Public University System.

APUS’s tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program which remits payments directly to APUS. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been earned by APUS is presented as deferred revenue in the accompanying balance sheet.

APUS refunds 100% of tuition for courses that are dropped by students before the conclusion of the first seven days of a course. Because courses begin the first Monday of every month and penalty free drops occur by the second Monday of every month, we do not recognize revenue for dropped courses. After a course begins, if a student does not drop the course within the first seven days, the following refund policy is used:

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

Additional refund policies may apply to students of certain states in accordance with specific state and other local requirements.

APUS recognizes revenue on a pro rata basis over the period of its courses as APUS completes the tasks entitling it to the benefits represented by such revenue. If a student withdraws during the academic term, APUS recognizes as revenue the remaining non-refundable amount due from the student in the period the withdrawal occurs. The calculation of the remaining non-refundable amount is based upon the APUS student refund policy.  For those students who have an outstanding receivable balance at the date of withdrawal, APUS assesses collectability and only recognizes as revenue those amounts where collectability is reasonably assured based on APUS’s history with similar student accounts. This policy was implemented on January 1, 2015. Prior to this, APUS recognized revenue for all student withdrawals and established an allowance for those receivables considered uncollectible. The Company does not believe that this change in policy will have a material effect on its results of operations or financial condition.

Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit, and a technology fee per course.  APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs or VA education benefits. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with FASB ASC Topic 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also include book purchase commissions APUS receives for graduate student book purchases and ancillary supply purchases students make directly from APUS’s preferred book vendor.

Revenue Recognition - Hondros College of Nursing.

HCON’s tuition revenues vary from period to period based on the number of students enrolled. HCON students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer. These other payment options include payments by sponsors, financial aid, alternative loans, or payment plan options. If one of the various other payment options are confirmed as secured, the student is allowed to start the term. Students have access to their account statements on the student portal prior to the start of the term. Sponsor invoices are prepared and sent according to their billing terms. All financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the first week of the term. Tuition revenue for the term in progress that has not been earned by HCON is presented as deferred revenue in the accompanying balance sheet.

HCON refund policy complies with the rules of the Ohio State Board of Career Colleges and Schools and is applicable to each term. For a course with an on-campus or other in-person component, the date of withdrawal is determined by a student’s last attended day of clinical offering, laboratory session, or lecture. For an online course, the date of withdrawal is determined by a student’s last submitted assignment in the course. HCON uses the following refund policy:

Withdrawal Request Date                                                                           Tuition Refund Percentage
Before first full calendar week of the quarter                                            100%, plus registration fee
During first full calendar week of the quarter                                            75%, plus registration fee
During second full calendar week of the quarter                                      50%, plus registration fee
During third full calendar week of the quarter                                          25%, plus registration fee
During fourth full week of the quarter                                                        No Refund

Additional refund policies may apply to students of certain states in accordance with specific state and other local regulations.

Accounts receivable. Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a class or term. Students may remit tuition payments at any time or they may elect various payment options, which can delay the receipt of payment up until the class or term starts or longer. These other payment options include payments by sponsors, financial aid, alternative loans, payment plan options, or tuition assistance programs that remit payments directly to us. When a student remits payment after a class or term has begun, accounts receivable is reduced. If payment is made prior to the start of a class or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when classes start, in the case of APUS, or allowed to start the term, in the case of HCON. If one of the various other payment options are confirmed as secured, the student is provided access to the online classroom or allowed to start the term. If no receipt is confirmed or payment option secured, the student will be dropped from the online class or not allowed to start the term. Therefore, billed amounts represent charges that have been prepared and sent to students or the applicable third party payor according to the terms agreed upon in advance.

DoD tuition assistance programs are billed by branch of service on a course-by-course basis when a student starts class, whereas Title IV programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days. The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment and the company’s historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. We do not charge interest on our past due accounts receivable.

Property and equipment. All property and equipment are carried at cost less accumulated depreciation, except the acquired assets of HCON, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Our proprietary system, Partnership At a DistanceTM, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the system have been capitalized in accordance with FASB ASC Topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company also capitalizes certain costs for academic program development. These costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Investments. On September 30, 2012, the Company made a $6.8 million investment in preferred stock of NWHW Holdings, Inc. or NWHW Holdings, a holding company which operates New Horizons Worldwide Inc., or New Horizons, representing approximately 19.9% of the fully diluted equity of NWHW Holdings. New Horizons is a global IT training company operating over 300 locations around the world through franchise arrangements in 45 states and 70 countries. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of NWHW Holdings. The Company accounts for its investment in NWHW Holdings under the equity method of accounting. Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a learning relationship management system that will assist working adult students with education advising and career mentoring services as they pursue college degrees. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Fidelis Education. The Company accounts for its investment in Fidelis Education under the equity method of accounting. Therefore, the Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On April 2, 2014, the Company made a $1.5 million investment in preferred stock of Second Avenue Software, Inc., or Second Avenue Software, representing approximately 25.9% of its fully diluted equity. Second Avenue Software is a game-based education software company that develops software on a proprietary and “work-for-hire” basis. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors. The Company accounts for its investment in Second Avenue Software under the equity method of accounting. Therefore, the Company recorded the investment at cost and will recognize its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Note Receivable. In connection with the Company’s minority investment in NWHW Holdings, Inc., we extended $6.0 million in credit to New Horizons in exchange for a subordinated note. On December 16, 2014, New Horizons prepaid the $6.0 million loan we made in connection with the investment transaction, including pro rata interest owed.

We evaluate loans receivable by analyzing the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Income taxes. Deferred taxes are determined using the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. As those differences reverse, they will enter into the determination of future taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment of such changes.

Stock-based compensation. Prior to 2012, the Company used a mix of stock options and restricted stock, but since 2011, the Company has not issued stock options. We apply FASB ASC Topic 718, Share-Based Payment, which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options.

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions which have been noted in “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Stockholders’ Equity”. Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacked historical data and was unable to make reasonable assumptions regarding the future. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the stock prices of peers with similar attributes. In addition, the Company determines the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test.

Our goodwill and other intangibles by reportable segment are summarized below (in thousands):

	Annual Impairment	Goodwill as of December 31,		Other Intangibles as of December 31,
	Test Date	2013	2014	2013	2014
American Public Education Segment	N/A	$—	$—	$—	$—
Hondros College of Nursing Segment(1)	10/31/2014	38,148	38,634	$8,082	$8,082
Total		$38,148	$38,634	$8,082	$8,082

(1) Effective November 1, 2013, we acquired HCON which resulted in recognition of $38.6 million of goodwill and $8.1 million in other identifiable intangibles assets. Additional information regarding the recognition of goodwill related to the HCON acquisition is contained in Notes 2 and 11 of our “Notes to Consolidated Financial Statements”. A goodwill impairment test was conducted on October 31, 2014. We currently intend to test goodwill for impairment on each anniversary date of the acquisition.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  Accordingly, the standard will only be effective for us for periods beginning on or after January 1, 2017. We will evaluate the impact that the standard will have on our financial condition, results of operations, and disclosures.

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

Results of Operations

We acquired HCON on November 1, 2013, and therefore our consolidated results for periods prior to November 1, 2013 do not include any results from HCON, while periods after the date of HCON’s acquisition include HCON’s results.

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2012	2013	2014
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	35.2%	34.2%	35.4%
Selling and promotional	19.1%	19.9%	19.8%
General and administrative	20.3%	21.3%	21.3%
Depreciation and amortization	3.5%	4.1%	4.6%
Total costs and expenses	78.1%	79.5%	81.1%
Income from operations before interest income and income taxes	21.9%	20.5%	18.9%
Interest income, net	—%	0.1%	0.1%
Income from operations before income taxes	21.9%	20.6%	19.0%
Income tax expense	8.5%	7.8%	7.2%
Equity investment loss, net of taxes	—%	—%	(0.1)%
Net income	13.4%	12.8%	11.9%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Our consolidated revenues for the year ended December 31, 2014 were $350.0 million, an increase of $20.5 million or 6.2%, compared to $329.5 million for the year ended December 31, 2013. The increase was the result of the inclusion of the results of the HCON Segment for the year ended December 31, 2014, partially offset by decreased revenue in our APEI Segment due to a decrease in net course registrations.

APEI Segment net course registrations, which include one-credit lab courses combined with their related three-credit course, decreased to approximately 404,000 in the year ended December 31, 2014 from approximately 409,700 in the year ended December 31, 2013, a decrease of approximately 1.4%. We believe that the decrease in the APEI Segment’s net course registrations for the year ended December 31, 2014 was primarily attributable to uncertainty in the military market accompanied by increased competition for students, as well as to a more targeted and narrower geographical approach to marketing that was intended to attract students with greater college readiness. We believe that continued uncertainty regarding the availability of DoD’s tuition assistance programs and the impact from the October 2013 temporary suspension of such programs may have negatively impacted our net course registrations during 2014. For more information on the impact of the temporary suspensions of DoD’s tuition assistance programs please refer to “Overview” above.

Costs and Expenses

Costs and expenses were $284.2 million for the year ended December 31, 2014, an increase of $22.1 million, or 8.4%, compared to $262.1 million for the year ended December 31, 2013. This increase was primarily the result of the inclusion of the results of the HCON Segment for the year ended December 31, 2014, and the specific factors discussed below.

Costs and expenses as a percentage of revenues increased to 81.1% in the year ended December 31, 2014 from 79.5% in the year ended December 31, 2013. Similarly, our income before interest income and income taxes, or our operating margin, decreased to 18.9% from 20.5% over that same period. Our costs and expenses as a percentage of revenue increased due to the inclusion of the operating results of the HCON Segment, which has higher costs and expenses as a percentage of revenue than our APEI Segment largely because HCON offers the majority of its courses at physical campuses, which have a higher cost structure than courses delivered fully online, and also due to the specific factors discussed below.

Instructional costs and services. Instructional costs and services expenses for the year ended December 31, 2014 were $123.8 million, an increase of $11.0 million, or 9.8%, compared to $112.8 million for the year ended December 31, 2013. Instructional costs and services expenses as a percentage of revenues were 35.4% for the year ended December 31, 2014, compared to 34.2% for the year ended December 31, 2013. The increase in instructional costs and services expenses was primarily the result of the inclusion of the results of the HCON Segment for the year ended December 31, 2014, partially offset by decreases in instructional costs and services expenses in our APEI Segment as the result of lower net course registrations. For the year ended December 31, 2014, instructional costs and services expenses include campus-level operating expenses for the HCON Segment.

Selling and promotional. Selling and promotional expenses for the year ended December 31, 2014 were $69.2 million, an increase of $3.5 million, or 5.3%, compared to $65.7 million for the year ended December 31, 2013. This increase was due to increased advertising expenses in our APEI Segment and the inclusion of the results of the HCON Segment for the year ended December 31, 2014. Selling and promotional expenses as a percentage of revenues were 19.8% for the year ended December 31, 2014 and 19.9% for the year ended December 31, 2013. Selling and promotional expenses as a percentage of revenues were largely unchanged year over year due to higher spending in our APEI Segment offset by our HCON Segment which spends less on such expenses as a percentage of revenue than our APEI Segment.

General and administrative. General and administrative expenses for the year ended December 31, 2014 were $75.1 million, an increase of $5.0 million, or 7.1% compared to $70.1 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily a result of the inclusion of the results of the HCON Segment for the year ended December 31, 2014, and increases in salary expenses and bad debt expense in our APEI Segment.  General and administrative expenses as a percentage of revenues were 21.3% for the years ended December 31, 2014 and 2013.

Bad debt expense increased to $19.2 million,  or approximately 5.5% of revenue, in the year ended December 31, 2014, from $14.3 million, or approximately 4.3% of revenue, in the year ended December 31, 2013. We believe the increase in bad debt expense is primarily due to non-military students in our APEI Segment utilizing funds from Title IV programs and not completing their academic period, resulting in a return of federal student aid and a resulting unpaid balance due directly from the student, which in turn can result in bad debt. For further information regarding our accounting policies for the students discussed in the previous sentence, please refer to “Critical Accounting Policies and Use of Estimates” above.

Depreciation and amortization. Depreciation and amortization expenses were $16.1 million for the year ended December 31, 2014, compared to $13.5 million for the year ended December 31, 2013, or an increase of 19.3%. This increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI Segment, and the inclusion of the results of the HCON Segment for the year ended December 31, 2014.

Stock-based compensation. Stock-based compensation included in instructional costs and services, selling and promotional, and general and administrative expenses for the year ended December 31, 2014 was $5.4 million in the aggregate, representing an increase of $1.4 million, or 33.4%, compared to $4.0 million for the year ended December 31, 2013. This increase resulted primarily from a higher number of employees being eligible for stock-based compensation.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2013 and 2014 (in thousands):

	Year Ended December 31,
	2013	2014
Instructional costs and services	$876	$1,274
Selling and promotional	444	568
General and administrative	2,704	3,527
Total stock-based compensation expense	$4,024	$5,369

 Income Tax Expense

We recognized tax expense from continuing operations for the years ended December 31, 2014 and 2013 of $25.1 million and $25.6 million, respectively, or effective tax rates of 38.0% and 37.9%, respectively.

Net Income

Net income was $40.9 million for the year ended December 31, 2014, compared to net income of $42.0 million for the year ended December 31, 2013, a decrease of $1.1 million, or 2.6%. This decrease was related to the factors discussed above.

Operating Results by Reportable Segment - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2014	$ Change	% Change
Revenue
American Public Education Segment	$325,678	$319,879	$(5,799)	(2)%
Hondros College of Nursing Segment	3,801	30,141	26,340	—
Total Revenue	$329,479	$350,020	$20,541	6%
Income from continuing operations before interest income and income taxes
American Public Education Segment	$67,161	$62,499	$(4,662)	(7)%
Hondros College of Nursing Segment	276	3,333	3,057	—
Total income from continuing operations before interest income and income taxes	$67,437	$65,832	$(1,605)	(2)%

APEI Segment

 For the year ended December 31, 2014, our APEI Segment earned approximately $319.9 million in revenues, a $5.8 million, or 1.8%, decrease as compared to the year ended December 31, 2013, which is primarily attributable to lower net course registrations. Income from continuing operations before interest income and income taxes was approximately $62.5 million for the year ended December 31, 2014, a decrease of $4.7 million, or 6.9%, compared to the year ended December 31, 2013 as a result of the decrease in net course registrations and increases in general and administrative expenses and in selling and promotional expenses partially offset by a decrease in instructional costs and services expenses. For information regarding the APEI Segment’s net course registrations please refer to “Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 - Revenues” above.

HCON Segment

 For the year ended December 31, 2014, the HCON Segment earned $30.1 million in revenues and $3.3 million in income from continuing operations before interest income and income taxes.  For the year ended December 31, 2013, we reported $3.8 million in revenues from our HCON Segment and $0.3 million in income from continuing operations before interest income and income taxes. The increases in revenue and income from continuing operations before interest income and income taxes for the year ended December 31, 2014 is a result of including the results of the HCON Segment for the entire year.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were $329.5 million, an increase of $16.0 million, or 5.1%, compared to $313.5 million for the year ended December 31, 2012. The increase was primarily the result of higher net course registrations in our APEI Segment. Revenues for the year ended December 31, 2013 also included $3.8 million in revenues earned by our HCON Segment following its acquisition on November 1, 2013.

APEI Segment net course registrations, which include one-credit lab courses combined with their related three-credit course, increased to approximately 409,700 in the year ended December 31, 2013 from approximately 402,200 in the year ended December 31, 2012, an increase of approximately 1.9%. The increase in net course registrations was primarily attributable to increased marketing efforts to non-military students interested in the affordability and diversity of our academic programs, and to some degree as a result of students who enrolled solely to obtain funds from Title IV programs and some students who might not otherwise pursue a degree or certificate but are attracted to enroll in our programs because of the availability of these funds and economic hardships resulting from today’s economic climate. We believe that net course registrations and revenues in the second and fourth quarters of the year ended December 31, 2013 were negatively impacted, in part, by the temporary suspensions of DoD tuition assistance programs in March and October 2013, resulting in fewer enrollments and less tuition revenue from service members than otherwise would have been anticipated.

Costs and Expenses

Costs and expenses were $262.1 million for the year ended December 31, 2013, an increase of $17.4 million, or 7.1%, compared to $244.7 million for prior year ended December 31, 2012. This increase was due to the specific factors discussed below. Costs and expenses as a percentage of revenues increased to 79.5% in 2013 from 78.1% in 2012. Similarly, our income before interest income and income taxes, or our operating margin, decreased to 20.5% from 21.9% over that same period. This increase in costs and expenses as a percentage of revenues and decrease in operating margins resulted from the factors described below. Overall, our costs and expenses as a percentage of revenue increased primarily as a result of increases in selling and promotional expenses attributable to higher advertising costs and costs associated with attracting non-military students, and an increase in general and administrative expenses related to higher expenditures for information technology, as well as slowing revenue growth due, in part, to the temporary suspension of DoD tuition assistance programs in March and October 2013. Costs and expenses for the year ended December 31, 2013 also included expenses incurred by our HCON Segment following its acquisition on November 1, 2013.

Instructional costs and services. Instructional costs and services expenses for the year ended December 31, 2013 were $112.8 million, an increase of $2.6 million, or 2.4%, compared to $110.2 million for the year ended December 31, 2012. This increase was directly related to an increase in the number of course sections offered due to the increase in net course registrations in our APEI Segment. Instructional costs and services expense as a percentage of revenues decreased to 34.2% for the year ended December 31, 2013 from 35.2% for year ended December 31, 2012. This decrease was primarily due to the number of full-time academic support staff at APUS increasing at a slower rate than revenue, and lower textbook costs.

Selling and promotional. Selling and promotional expenses for the year ended December 31, 2013 were $65.7 million, an increase of $5.9 million, or 9.9% compared to $59.8 million for the year ended December 31, 2012. This increase was primarily due to an increase in the cost of internet and other advertising in our APEI Segment. Selling and promotional expenses as a percentage of revenues increased to 19.9% for the year ended December 31, 2013 from 19.1% for the year ended December 31, 2012 due to an increase in the cost of internet and other advertising, as well as slowing revenue growth due, in part, to the temporary suspension of DoD tuition assistance programs in March and October 2013.

General and administrative. General and administrative expenses for the year ended December 31, 2013 were $70.1 million, an increase of $6.5 million, or 10.2%, compared to $63.6 million for the year ended December 31, 2012. The increase in expenditures was primarily due to costs associated with an increase in non-military students and increased expenditures for information technology in our APEI Segment. General and administrative expenses as a percentage of revenues increased to 21.3% for the year ended December 31, 2013 from 20.3% for the year ended December 31, 2012. This increase was primarily due to costs associated with an increase in non-military students and slowing revenue growth in our APEI Segment due, in part, to the temporary suspension of DoD tuition assistance programs in March and October 2013.

Bad debt expense increased to $14.3 million for the year ended December 31, 2013 from $13.6 million for the year ended December 31, 2012, or approximately 4.3% of revenue in both years. The increase in bad debt expense is due to non-military students that utilize funds from Title IV programs and that do not complete their academic period, resulting in a return of federal student aid and a resulting unpaid balance due directly from the student, which in turn can result in bad debt.

Depreciation and amortization. Depreciation and amortization expenses were $13.5 million for the year ended December 31, 2013, or an increase of 21.6% as compared to $11.1 million for the year ended December 31, 2012. The increase resulted from greater capital expenditures and higher depreciation and amortization on a larger fixed asset base that included, among other items, an increase in expenses related to a new administrative facility constructed in 2012.

Stock-based compensation. Stock-based compensation included in instructional costs and services, selling and promotional, and general and administrative expenses for the year ended December 31, 2013 was $4.0 million in the aggregate, representing an increase of 33.4% from $3.8 million for the year ended December 31, 2012. The increase in stock-based compensation expense is primarily attributable to an increase in new restricted stock grants.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2012	2013
Instructional costs and services	$896	$876
Selling and promotional	378	444
General and administrative	2,544	2,704
Total stock-based compensation expense	$3,818	$4,024

 Income Tax Expense

We recognized tax expense from continuing operations for the years ended December 31, 2013 and 2012 of $25.6 million and $26.5 million, respectively, or effective tax rates of 37.9% and 38.5%, respectively. The decrease in the effective tax rate was due to the tax benefit of stock options exercised in 2013.

Net Income

Net income was $42.0 million for the year ended December 31, 2013, compared to net income of $42.3 million for the year ended December 31, 2012, a decrease of $0.3 million, or 0.7%. This decrease was related to the factors discussed above.

Operating Results by Reportable Segment - Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2013	$ Change	% Change
Revenue
American Public Education Segment	$313,516	$325,678	$12,162	4%
Hondros College of Nursing Segment	—	3,801	3,801	—
Total Revenue	$313,516	$329,479	$15,963	5%
Income from continuing operations before interest income and income taxes
American Public Education Segment	$68,802	$67,161	$(1,641.0)	(2)%
Hondros College of Nursing Segment	—	276	276	—
Total income from continuing operations before interest income and income taxes	$68,802	$67,437	$(1,365)	(2)%

APEI Segment

For the year ended December 31, 2013 the APEI Segment earned approximately $325.7 million in revenues, a 3.9% increase as compared to the year ended December 31, 2012, which was primarily attributable to higher net course registrations. Income from continuing operations before interest income and income taxes was approximately $67.2 million, a decrease of $1.6 million, or 2.4% as compared to the year ended December 31, 2012 as a result of the APEI Segment’s expenses increasing at a faster rate than revenue as well as slowing revenue growth due, in part, to the temporary suspension of DoD tuition assistance programs in March and October 2013. For information regarding the APEI Segment’s net course registrations please refer to “Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 - Revenues” above.

HCON Segment

Our HCON segment reflects the operations of HCON, which was acquired effective November 1, 2013.  We did not consolidate the financial results of the segment prior to this date.

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our eight last quarters prior to December 31, 2014. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year (in thousands).

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)
Statement of Operations Data:
Revenues	$83,840	$80,925	$81,777	$82,937	$88,553	$85,463	$84,707	$91,297
Costs and expenses:
Instructional costs and services	28,405	27,207	28,139	29,033	31,348	30,197	30,626	31,594
Selling and promotional	16,539	16,045	15,989	17,114	17,067	16,982	17,948	17,232
General and administrative	17,479	17,158	16,766	18,660	19,524	18,491	17,432	19,626
Depreciation and amortization	3,207	3,312	3,376	3,613	3,889	3,958	4,054	4,220
Total costs and expenses	65,630	63,722	64,270	68,420	71,828	69,628	70,060	72,672
Income before taxes	18,210	17,203	17,507	14,517	16,725	15,835	14,647	18,625
Interest income, net	64	88	77	80	81	98	98	84
Income before income taxes	18,274	17,291	17,584	14,597	16,806	15,933	14,745	18,709
Income tax expense (benefit)	6,850	6,543	6,612	5,640	6,327	6,173	5,877	6,773
Investment income (loss), net of taxes	$(48)	$2	$(61)	$40	$43	$(42)	$26	$139
Net income	$11,376	$10,750	$10,911	$8,997	$10,436	$9,802	$8,842	$11,797
Other Data:
Stock-based compensation	$1,015	$968	$1,022	$1,019	$1,156	$1,267	$1,267	$1,679
Net cash provided by operating activities	$20,603	$14,037	$19,559	$5,215	$12,449	$9,776	$24,945	$13,860
Capital expenditures	$5,947	$4,974	$4,172	$5,556	$4,612	$4,603	$6,043	$9,338
APUS Net course registrations	109,700	99,500	105,200	95,400	105,800	96,100	100,200	101,800

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the years ended December 31, 2014 and December 31, 2013 primarily through cash provided by operating activities. Cash and cash equivalents were $115.6 million and $94.8 million at December 31, 2014 and December 31, 2013, respectively, representing an increase of $20.8 million, or 22.0%, during the year ended December 31, 2014. Cash and cash equivalents were $114.9 million at December 31, 2012. The $20.1 million decrease in cash, or a decrease of 17.5%, for the year ended December 31, 2013 was largely due to our purchase of HCON on November 1, 2013, partially offset by cash provided by operating activities.

In the year ended December 31, 2014, we used cash to repurchase stock and for our minority investment in Second Avenue Software, while in the year ended December 31, 2013, we used cash to repurchase stock and for our minority investment in Fidelis Education.

We derive a significant portion of our revenues from our participation in Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable class. Another significant source of revenue for our APEI Segment is derived from tuition assistance programs from the DoD. Generally, these funds are received within 60 days of the start of the classes to which they relate. These factors, together with the number of classes starting each month, affect our operating cash flow.

Our costs and expenses have increased due to changes in the composition of our student body, increased overhead, and the acquisition and operation of HCON. We expect to continue to fund these costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We may need additional capital, however, in connection with any change in our current level of operations, including were we to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

Operating Activities

Net cash provided by operating activities was $61.0 million, $59.4 million and $52.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase in cash flow in operations in 2014 was primarily the result of the consolidation of HCON, which was acquired effective November 1, 2013, primarily offset by lower income. The increase in cash flow from operations in the year ended December 31, 2013 was primarily due to timing differences related to the remittance of tuition assistance payments by the DoD in 2012 and 2013, which decreased accounts receivable in the year ended December 31, 2013.

Investing Activities

Net cash used in investing activities was $21.3 million, $69.2 million and $48.1 million for the years ended December 31, 2014, 2013, and 2012 respectively.  The differences in cash used in investing activities is primarily related to differing amounts of funds being used each year to fund acquisitions and capital expenditures.

For the year ended December 31, 2014, cash used in investing activities for capital expenditures was primarily related to the following within our APEI segment: software development; on-going software development related to Partnership At a Distance; our customized student information and services system; buildings to support our operations; and computers and equipment to support staff. In addition, during the year ended December 31, 2014, our APEI Segment made a $1.5 million equity investment in Second Avenue Software, which is offset by New Horizons’ prepayment of the $6.0 million loan we made in connection with our investment in that company.

During the year ended December 31, 2013, our APEI Segment made a $4.0 million equity investment in Fidelis Education, and purchased HCON for an adjusted purchase price of approximately $47 million. In the year ended December 31, 2012 we incurred higher capital expenditures related to the expansion of our facilities and technology as a result of our then rapid growth.

We expect that we will continue to make investments related to strategic opportunities and to enhance our business capabilities, such as our investments in New Horizons, Fidelis Education and Second Avenue Software. Capital expenditures could be higher in the future as a result of the acquisition or lease of existing structures or potential new construction projects and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth, and as a result of expenditures on technology and other business capabilities. We also expect that in the future capital expenditures in our HCON Segment may be higher as a percentage of revenue than those in our APEI Segment as a result of investments related to HCON's physical classroom operations.  We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

Financing Activities

Net cash used in financing activities was $18.9 million for the year ended December 31, 2014 compared to $10.2 million and $8.9 million for the years ended December 31, 2013 and 2012, respectively. The increase in cash used in financing activities for the year ended December 31, 2014 was primarily related to more cash being expended for the repurchase of our common stock, partially offset by a decrease in the amount of cash received in exchange for the issuance of our common stock. The increase in cash used in financing activities for the year ended December 31, 2013 was primarily related to a decrease in the excess tax benefit from stock based compensation.

Contractual and Capital Commitments

We have various contractual obligations consisting of purchase obligations and operating leases.  Purchase obligations include agreements with consultants, construction contracts, contracts with third party service providers and other future contracts or agreements. The following table sets forth our future contractual obligations as of December 31, 2014 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	20,211	2,242	4,682	3,933	9,354
Purchase obligations	4,452	3,564	888	—	—
Total contractual obligations	$24,663	$5,806	$5,570	$3,933	$9,354

In the fall of 2014, APUS began construction of a new facility in Charles Town, West Virginia to house our information technology staff.  We anticipate that the total cost of constructing the facility will be approximately $8.6 million, all of which will be funded using our cash on hand.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Inflation

We do not believe that inflation had a material impact on our results of operations for the years ended December 31, 2014, 2013 or 2012. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2014.

Market Risk

We have no material derivative financial instruments or derivative commodity instruments.  We maintain our cash and cash equivalents in bank deposit accounts, which may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on cash and cash equivalents.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Public Education, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Public Education, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2015, expressed an unqualified opinion on the effectiveness of American Public Education, Inc. and Subsidiaries’ internal control over financial reporting.

/s/  McGladrey LLP

McLean, Virginia

February 26, 2015

Consolidated Balance Sheets

	As of December 31,
	2013	2014
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$94,820	$115,634
Accounts receivable, net of allowance of $13,175 in 2013 and $10,699 in 2014	9,520	6,130
Prepaid expenses	5,598	6,379
Income tax receivable	3,215	2,029
Deferred income taxes	3,432	6,046
Total current assets	116,585	136,218
Property and equipment, net	90,733	102,424
Note receivable	6,000	—
Investments	10,597	12,051
Goodwill	38,148	38,634
Other assets, net	9,592	8,577
Total assets	$271,655	$297,904
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,563	$11,029
Accrued liabilities	17,866	13,416
Deferred revenue and student deposits	24,829	23,805
Total current liabilities	54,258	48,250
Deferred income taxes	10,328	15,436
Total liabilities	64,586	63,686
Commitments and contingencies (Notes 4 and 8)
Stockholders’ equity:
Preferred Stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares - 100,000; 17,578 issued and outstanding in 2013; 17,152 issued and outstanding in 2014	176	172
Additional paid-in capital	164,913	169,654
Retained earnings	41,980	64,392
Total stockholders’ equity	207,069	234,218
Total liabilities and stockholders’ equity	$271,655	$297,904

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

	Year Ended December 31,
	2012	2013	2014
	(In thousands, except per share amounts)
Revenues	$313,516	$329,479	$350,020
Costs and expenses:
Instructional costs and services	110,192	112,784	123,765
Selling and promotional	59,761	65,687	69,229
General and administrative	63,615	70,063	75,073
Depreciation and amortization	11,146	13,508	16,121
Total costs and expenses	244,714	262,042	284,188
Income before interest income and income taxes	68,802	67,437	65,832
Interest income, net	135	309	361
Income from operations before income taxes	68,937	67,746	66,193
Income tax expense	26,528	25,645	25,150
Equity investment loss, net of tax	$(86)	$(67)	(166)
Net income	$42,323	$42,034	$40,877
Net income per common share:
Basic	$2.38	$2.38	$2.36
Diluted	$2.35	$2.35	$2.33
Weighted average number of shares outstanding:
Basic	17,772	17,656	17,357
Diluted	18,041	17,921	17,543

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)
							Additional	Retained Earnings	Total
	Preferred Stock		Common Stock		Repurchased Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2011	—	$—	17,844,296	$178	—	$—	$147,053	$(13,398)	$133,833
Stock issued for cash	—	—	408,739	5	—	—	4,053	—	4,058
Stock issued for director compensation	—	—	3,098	—	—	—	116	—	116
Repurchased shares of common and restricted stock from stockholders			(10,697)	—	(493,491)	(15,399)	(457)		(15,856)
Stock-based compensation	—	—	—	—	—	—	3,818	—	3,818
Repurchased and retired shares of common stock	—	—	(493,491)	(5)	493,491	15,399	—	(15,399)	(5)
Excess tax benefit from stock based compensation	—	—	—	—	—	—	2,866	—	2,866
Net income	—	—	—	—	—	—	—	42,323	42,323
Balance as of December 31, 2012	—	—	17,751,945	178	—	—	157,449	13,526	171,153
Stock issued for cash	—	—	237,482	2	—	—	3,310	—	3,312
Stock issued for director compensation	—	—	2,802	—	—	—	104	—	104
Repurchased shares of common and restricted stock from stockholders	—	—	(20,540)	—	(394,064)	(13,584)	(839)	—	(14,423)
Stock-based compensation	—	—	—	—	—	—	4,024	—	4,024
Repurchased and retired shares of common stock			(394,064)	(4)	394,064	13,584	—	(13,580)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	865	—	865
Net income	—	—	—	—	—	—	—	42,034	42,034
Balance as of December 31, 2013	—	—	17,577,625	176	—	—	164,913	41,980	207,069
Stock issued for cash	—	—	133,643	1	—	—	536	—	537
Stock issued for director compensation	—	—	2,535	—	—	—	90	—	90
Repurchased shares of common and restricted stock from stockholders	—	—	(30,973)	—	(530,962)	(18,470)	(1,242)	—	(19,712)
Stock-based compensation	—	—	—	—	—	—	5,107	—	5,107
Repurchased and retired shares of common stock	—	—	(530,962)	(5)	530,962	18,470	—	(18,465)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	250	—	250
Net income	—	—	—	—	—	—	—	40,877	40,877
Balance as of December 31, 2014	—	$—	17,151,868	$172	—	$—	$169,654	$64,392	$234,218

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Operating activities
Net income	$42,323	$42,034	$40,877
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired
Depreciation and amortization	11,146	13,508	16,121
Stock-based compensation	3,818	4,024	5,369
Loss on disposal	91	62	115
Investment loss	86	67	166
Stock issued for director compensation	116	104	90
Deferred income taxes	161	2,018	2,494
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(929)	2,720	3,390
Prepaid expenses and other assets	1,080	(1,262)	(512)
Income tax receivable	(3,350)	1,738	1,186
Accounts payable	933	(5,903)	(534)
Accrued liabilities	(2,444)	5,047	(6,708)
Income taxes payable	—	—	—
Deferred revenue and student deposits	(107)	(4,743)	(1,024)
Net cash provided by operating activities	52,924	59,414	61,030
Investing activities
Capital expenditures	(35,014)	(20,649)	(24,596)
Equity investment	(6,750)	(4,000)	(1,620)
Note receivable	(6,000)	—	6,000
Acquisition, net of cash acquired	—	(44,356)	—
Capitalized program development costs and other assets	(328)	(244)	(1,075)
Net cash used in investing activities	(48,092)	(69,249)	(21,291)
Financing activities
Cash paid for repurchase of common/restricted stock	(15,861)	(14,423)	(19,711)
Cash received from issuance of common stock	4,058	3,312	536
Excess tax benefit from stock-based compensation	2,866	865	250
Net cash used in financing activities	(8,937)	(10,246)	(18,925)
Net increase (decrease) in cash and cash equivalents	(4,105)	(20,081)	20,814
Cash and cash equivalents at beginning of period	119,006	114,901	94,820
Cash and cash equivalents at end of period	$114,901	$94,820	$115,634
Supplemental disclosures of cash flow information
Income taxes paid	$26,851	$21,014	$21,631

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and campus-based postsecondary education to approximately 112,470 students through the operations of two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU.  APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which is referred to in these financial statements as Hondros College of Nursing, or HCON,  provides nursing education to students at four campuses in the State of Ohio as well as online to serve the needs of the nursing and healthcare community.  HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education.  HCON was acquired by APEI on November 1, 2013.

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

Restricted Cash. Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV program funds.  As a trustee of these Title IV program funds, we are required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the U.S. Department of Education.  Restricted cash on our Balance Sheet as of December 31, 2013 and 2014 is recorded as $6.3 million and $3.9 million, respectively.  Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on our Consolidated Statements of Cash Flows because these restricted funds are a core activity of our operations.

Accounts receivable.   Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a class or term. Students may remit tuition payments at any time or they may elect various other payment options which can delay the receipt of payment up until the class or term starts or longer. These other payment options include payments by sponsors, financial aid, alternative loans, or a tuition assistance program that remits payments directly to the subsidiary. When a student remits payment after a class or term has begun, accounts receivable is reduced. If payment is made prior to the start of a class or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when classes start, in the case of APUS, or allowed to start the term, in the case of HCON. If one of the various other payment options are confirmed as secured, the student is provided access to the online classroom or allowed to start the term.  Generally, if no receipt is confirmed or payment option secured, the student will be dropped from the online class or not allowed to start the term. Therefore, billed amounts represent charges that have been prepared and sent to students or the applicable third party payor according to the terms agreed upon in advance.

DoD tuition assistance programs are billed by branch of service on a course-by-course basis when a student starts class, whereas Title IV programs are billed based on the classes included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days. The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment and the Company’s historical allowance considerations.  Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on our past due accounts receivable.

Property and equipment.   All property and equipment are carried at cost less accumulated depreciation, except the acquired assets of HCON, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Our proprietary system, Partnership At a DistanceTM, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with this system have been capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company also capitalizes certain costs for academic program development. These costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Investments. On September 30, 2012, the Company made a $6.8 million investment in preferred stock of NWHW Holdings, Inc., or NWHW Holdings, a holding company which operates New Horizons Worldwide, Inc., or New Horizons, representing approximately 19.9% of the fully diluted equity of NWHW Holdings.  New Horizons is a global IT training company operating over 300 locations around the world through franchise arrangements in 45 states and 70 countries.  In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of NWHW Holdings. The Company accounts for its investment in New Horizons under the equity method of accounting.  Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 21.6% of its fully diluted equity. Fidelis Education is developing a learning relationship management system that will assist working adult students with education advising and career mentoring services as they pursue college degrees. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Fidelis Education. The Company accounts for its investment in Fidelis Education under the equity method of accounting.  Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On April 2, 2014, the Company made a $1.5 million investment in preferred stock of Second Avenue Software, Inc., or Second Avenue Software, representing approximately 25.9% of its fully diluted equity.  Second Avenue Software is a game-based education software company that develops software on a proprietary and “work-for-hire” basis.  In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Second Avenue Software.  The Company accounts for its investment in Second Avenue Software under the equity method of accounting.  Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Note Receivable. In connection with the Company’s minority investment in NWHW Holdings, the Company extended $6.0 million in credit to New Horizons in exchange for a subordinated note. The note was interest only and was scheduled to mature on September 28, 2018. Interest was payable monthly at a rate of 5.0% per annum during the first five years of the note and monthly at a rate of 6.0% per annum in the sixth year. On December 16, 2014, New Horizons prepaid the note receivable in full, including pro rata interest owed.

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test.

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

Revenue recognition.   The Company records all tuition as deferred revenue when a student begins a class, in the case of APUS, or starts a term, in the case of HCON. At the beginning of each class or term, revenue is recognized on a pro rata basis over the period of the class or term, which is, for APUS, either an eight- or sixteen-week period and, for HCON, a quarterly term. This results in deferred revenue on the Company’s balance sheet that includes future revenues that have not yet been earned for classes and terms that are in progress.  The revenue recognition policies of each of the Company’s reportable segments is discussed below.

American Public University System.

APUS’s tuition revenues vary from period to period based on the number of net course registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program which remits payments directly to APUS. These other payment options can delay the receipt of payment up until the class starts or longer, resulting in the recording of a receivable from the student and deferred revenue at the beginning of each session. Tuition revenue for sessions in progress that has not been earned by APUS is presented as deferred revenue in the accompanying balance sheet.

APUS refunds 100% of tuition for courses that are dropped by students before the conclusion of the first seven days of a course. Because courses begin the first Monday of every month and penalty free drops occur by the second Monday of every month, the Company does not recognize revenue for dropped courses.  After a course begins, if a student does not drop the course within the first seven days, APUS uses the following refund policy:

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

Additional refund policies may apply to students of certain states in accordance with specific state and other local requirements.

APUS recognizes revenue on a pro rata basis over the period of its courses as APUS completes the tasks entitling it to the benefits represented by such revenue. If a student withdraws during the academic term, APUS recognizes as revenue the remaining non-refundable amount due from the student in the period the withdrawal occurs. The calculation of the remaining non-refundable amount is based upon the APUS student refund policy. For those students who have an outstanding receivable balance at the date of withdrawal, APUS assesses collectability and only recognizes as revenue those amounts where collectability is reasonably assured based on APUS’s history with similar student accounts. This policy was implemented on January 1, 2015. Prior to this, APUS recognized revenue for all student withdrawals and established an allowance for those receivables considered uncollectible. The Company does not believe that this change in policy will have a material effect on its results of operations or financial condition.

Other revenue includes charges for transcript credit evaluation, which includes assistance in securing official transcripts on behalf of the student in addition to evaluating transcripts for transfer credit, and a technology fee per course.  APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs or VA education benefits. Students also are charged withdrawal, graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with FASB ASC Topic 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also include book purchase commissions APUS receives for graduate student book purchases and ancillary supply purchases students make directly from APUS’s preferred book vendor.

Hondros College of Nursing.

HCON’s tuition revenues vary from period to period based on the number of students enrolled. Students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer.  These other payment options include payments by sponsors, financial aid, alternative loans, or payment plan options. If one of the various other payment options are confirmed as secured, the student is allowed to start the term.  Students have access to their account statements on the student portal prior to the start of the term.  Sponsor invoices are prepared and sent according to their billing terms.  All financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the first week of the term.  Tuition revenue for the term in progress that has not been yet earned by HCON is presented as deferred revenue in the accompanying balance sheet.

HCON’s refund policy complies with the rules of the Ohio State Board of Career Colleges and Schools and is applicable to each term.  For a course with an on-campus or other in-person component, the date of withdrawal is determined by a student’s last attended day of clinical offering, laboratory session, or lecture.  For an online course, the date of withdrawal is determined by a student's last submitted assignment in the course. HCON uses the following refund policy:

Withdrawal Request Date	Tuition Refund Percentage
Before first full calendar week of the quarter	100% plus registration fee
During first full calendar week of the quarter	75%, plus registration fee
During second full calendar week of the quarter	50%, plus registration fee
During third full calendar week of the quarter	25%, plus registration fee
During fourth full week of the quarter	No Refund

Additional refund policies may apply to students of certain states in accordance with specific state and other local requirements.

Deferred Revenue and Student Deposits. Deferred revenue and student deposits at December 31, 2013 and 2014 consisted of the following (in thousands):

	As of December 31,
	2013	2014

Deferred revenue	$14,188	$13,367
Student deposits	10,641	10,438
Total deferred revenue and student deposits	$24,829	$23,805

The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $2,832,000, $2,855,000 and $2,589,000 was provided for the years ended December 31, 2012, 2013 and 2014, respectively, and are included as a reduction to revenue in the accompanying statements of income.

Advertising costs.   Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2012, 2013 and 2014 were $41,929,000, $46,995,000 and $50,950,000 respectively, and are included in selling and promotion costs in the accompanying statements of income.

Income taxes.   Deferred taxes are determined using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. As these differences reverse, they will enter into the determination of future taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment of such changes.

There were no material uncertain tax positions as of December 31, 2012, 2013 and 2014. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

Stock-based compensation.   The Company applies FASB ASC Topic 718, Share-Based Payment, which requires companies to expense share-based compensation based on fair value.

The following amounts of stock-based compensation have been included in the operating expense line-items indicated (in thousands):

	Year Ended December 31,
	2012	2013	2014

Instructional costs and services	$896	$876	$1,274
Selling and promotional	378	444	568
General and administrative	2,544	2,704	3,527
Total stock-based compensation expense	$3,818	$4,024	$5,369

Income per common share.   Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.

There were no outstanding options to purchase common shares that were excluded in the computation of diluted net income per common share for the year ended December 31, 2013.  For the years ended December 31, 2012 and 2014, respectively, there were 265,965 and 365,832 anti-dilutive stock options excluded from the calculation.

Fair value of financial instruments.   The carrying amounts of cash and cash equivalents, tuition receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Concentration of credit risk.   The Company maintains its cash and cash equivalents in bank deposit accounts with various financial institutions. Cash and cash equivalent balances may exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts.

Estimates.   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.  Acquisition Accounting

On November, 1, 2013, the Company acquired all of the outstanding common stock of HCON, for an initial adjusted aggregate purchase price of approximately $46.3 million.  The HCON acquisition was accounted for under FASB ASC Topic 805 Business Combinations which requires the acquisition method to be used for all business combinations.  Under FASB ASC Topic 805, the assets and liabilities of an acquired company are reported at business fair value along with the fair value of unrecorded intangible assets at the date of acquisition. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed and the fair value assigned to identifiable intangible assets. The initial purchase price allocation resulted in $38.1 million of goodwill, which is deductible for tax purposes.  Intangible assets are amortized over their estimated useful lives unless they are deemed to have an indefinite life.  Identified intangible assets with an indefinite life are trade name, accreditation, licensing and Title IV, and affiliate agreements as they benefit the Company indefinitely.  Because HCON is wholly owned by the Company as a result of the acquisition, management has determined that push-down accounting is appropriate.

As part of the transaction, the Company and the selling shareholders of HCON agreed to an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, as it relates to the acquisition of HCON by the Company.  A Section 338(h)(10) election is an election made jointly by buyer(s) and seller(s) to treat a stock acquisition as an asset acquisition for U.S. federal income tax purposes.  The acquisition resulted in a preliminary estimate of fair value of its liability to the selling shareholders related to the Section 338(h)(10) election in the amount of $150,000, which was included in the initial $38.1 million goodwill allocation.  Prior to December 31, 2014, the Company revised its estimate of the fair value of its liability to HCON's selling shareholders related to the Section 338(h)(10) election to approximately $636,000.  As a result, the total adjusted aggregate purchase price and the amount of goodwill have been revised to $46.8 million and $38.6 million, respectively.

The fair value of identified intangible assets acquired was determined using one of the following three valuation methodologies:

•	Cost approach;
•	Income approach; or
•	Market approach.

December 31, 2014
(in thousands)
Fair value consideration transferred:
Cash	$46,128
Fair Value of IRC 338(h)(10) election	636
Total fair value consideration transferred	$46,764

Recognized amounts of identifiable tangible assets acquired and liabilities assumed:
Assets acquired	$4,834
Liabilities assumed	4,786
Assets acquired in excess of liabilities assumed	$48

	Useful Life
Recognized identified intangible assets:
Student contracts and relationships	6 years	$3,870
Trade name		1,998
Curricula	3 years	405
Accreditation, licensing and Title IV		1,686
Affiliate agreements		37
Non-compete agreements	5 years	86
Total recognized identified intangible assets		$8,082

Goodwill		38,634

Note 3. Property and Equipment

Property and equipment at December 31, 2013 and 2014 consisted of the following:

	Useful Life	2013	2014
		(in thousands)
Land	—	$8,196	$9,244
Building and building improvements	27.5 - 39 years	47,420	52,938
Leasehold improvements	up to 15 years	2,179	2,391
Office equipment	5 years	2,500	2,351
Computer equipment	3 years	18,777	22,615
Furniture and fixtures	7 years	7,476	7,533
Other Capitalizable Assets	1 - 5 years	107	708
Software development	5 years	51,755	64,593
Program development	3 years	3,162	4,110
		141,572	166,483
Accumulated depreciation and amortization		50,839	64,059
		$90,733	$102,424

During the years ended December 31, 2012, 2013 and 2014, the Company recorded depreciation expense of $10,996,000, $13,225,000 and $14,980,000, respectively.  In addition, the Company recorded amortization expense related to other assets of $150,000, $283,000, and $1,141,000 during the years ended December 31, 2012, 2013 and 2014, respectively.

Note 4. Operating Leases

The APEI Segment leases office space in Maryland, Virginia and West Virginia under operating leases that expire through September 2018. HCON operates on four campuses in Ohio, located in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland under operating leases that expire through June 2029.  Rent expense related to the APEI Segment’s operating leases was $1,656,000, $1,647,000 and $1,666,000 for the years ended December 31, 2012, 2013 and 2014, respectively.  Rent expense related to the HCON Segment’s operating leases was $317,000 for the two-month period ended December 31, 2013 and $2,212,000 for the year ended December 31, 2014. HCON was acquired by APEI on November 1, 2013.

The minimum rental commitment due under the operating leases is as follows (in thousands):

Years Ending December 31,	Combined

2015	$2,242
2016	2,310
2017	2,372
2018	2,041
2019 and beyond	11,246
Total minimum rental commitment	$20,211

Note 5. Income Taxes

 The components of income tax expense for the years ended December 31, 2012, 2013 and 2014 were as follows (in thousands):

	2012	2013	2014

Current income tax expense:
Federal	$22,937	$20,533	$19,404
State	3,430	3,094	3,252
	26,367	23,627	22,656
Deferred tax expense:
Federal	150	1,858	2,623
State	11	160	(129)
	161	2,018	2,494
Income Tax Expense	$26,528	$25,645	$25,150

The tax effects of principal temporary differences are as follows (in thousands):

	2013	2014

Deferred tax assets:
Property and equipment	$5,472	$9,215
Stock option compensation expense	1,685	1,556
Allowance for doubtful accounts	4,432	3,846
Accrued vacation and severance	542	549
Restricted stock	1,180	1,818
Investment	(39)	100
	13,272	17,084
Deferred tax liabilities:
Income tax deductible capitalized software development costs	(18,626)	(24,750)
Prepaid expenses	(1,542)	(1,724)
	(20,168)	(26,474)
Total tax effects	$(6,896)	$(9,390)

 Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to permanent tax differences, research and development tax credits related to capitalized software development costs, and the application of state apportionment laws, as follows (in thousands):

	2012		2013		2014
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$24,135	35.00	$23,688	35.00	$23,110	35.00
State taxes, net	2,241	3.25	2,069	3.06	1,985	3.01
Permanent differences	154	0.22	(275)	(0.41)	228	0.35
Other	(2)	—	163	0.24	(173)	(0.27)
	$26,528	38.47	$25,645	37.89	$25,150	38.09

Permanent differences in the table above are mainly attributable to minority investment losses, nondeductible meals and entertainment expenses and non-deductible employer contributions to the American Public Education, Inc. Employee Stock Purchase Plan, or ESPP.

The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For federal and state tax purposes, tax years 2011-2013 remain open to examination.

Note 6. Other Employee Benefits

The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to all of its eligible employees. Participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions. On June 20, 2008, the Company filed a Form S-8 to register 100,000 shares of common stock that may be purchased in the open market and subsequently issued pursuant to the retirement plan. The Company made discretionary contributions to the plan of  $2,447,000, $2,753,000 and $3,270,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008 with quarterly enrollment periods. Eligible participants may only enter the plan and establish their withholdings at the start of an enrollment period. Participating employees may withdraw from the plan and end payroll deductions any time up to five days before the share purchase date and funds will be returned to them. Under the ESPP, participating employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually (or the value of the common stock cannot exceed $25,000). There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP.  On June 13, 2014, the Company’s shareholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes.  Shares purchased in the open market for employees for the years ended December 31, 2012, 2013 and 2014 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2012	4,749	$38.00	$32.30	$27,069
June 30, 2012	6,214	$32.00	$27.20	$29,827
September 30, 2012	4,517	$36.43	$30.97	$24,663
December 31, 2012	5,093	$36.12	$30.70	$27,604
Total/Weighted Average	20,573	$35.38	$30.07	$109,163
March 31, 2013	4,760	$34.89	$29.66	$24,895
June 30, 2013	4,726	$37.16	$31.59	$26,324
September 30, 2013	4,226	$37.80	$32.13	$23,961
December 31, 2013	4,556	$43.47	$36.95	$29,705
Total/Weighted Average	18,268	$38.29	$32.55	$104,885
March 31, 2014	4,961	$35.08	$29.82	$26,095
June 30, 2014	5,180	$34.38	$29.22	$26,729
September 30, 2014	5,246	$26.99	$22.94	$21,246
December 31, 2014	3,931	$36.87	$31.34	$21,738
Total/Weighted Average	19,318	$33.06	$28.10	$95,808

Note 7. Stockholders’ Equity

Stock Incentive Plans

On March 15, 2011, the Company’s Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan, and the Company’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan, or the 2007 Incentive Plan. The 2011 Incentive Plan allows the Company to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2007 Incentive Plan or the American Public Education, Inc. 2002 Stock Plan, or the 2002 Stock Plan, that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares. As of December 31, 2014, there were 361,297 shares subject to outstanding awards under the 2011 Incentive Plan and 433,873 shares subject to outstanding awards under the 2002 Stock Plan and the 2007 Incentive Plan.  Awards under the 2011 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing. Prior to 2012, the Company used a mix of stock options and restricted stock, but since 2011 the Company has not issued any stock options.

For the years ended December 31, 2012, 2013 and 2014, the Company recognized $3,818,000, $4,024,000 and $5,369,000 in stock-based compensation expense as required under FASB ASC Topic 718, and recognized a total income tax benefit of $1,512,000, $1,594,000 and $2,022,000, respectively.

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using APEI’s stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacked historical data and was unable to make reasonable assumptions regarding the future. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.

A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2012 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2011	1,067,511	$21.22
Options granted	—	$—
Awards exercised	(369,918)	$10.97
Options forfeited	(6,511)	$34.03
Outstanding, December 31, 2012	691,082	$26.59	3.86	$6,926
Exercisable, December 31, 2012	513,201	$23.10	3.57	$6,849

A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2013 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2012	691,082	$26.59
Options granted	—	$—
Awards exercised	(171,897)	$18.92
Options forfeited	(17,983)	$37.64
Outstanding, December 31, 2013	501,202	$28.82	3.05	$7,343
Exercisable, December 31, 2013	445,564	$27.73	2.93	$7,012

A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2014 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2013	501,202	$28.82
Options granted	—	$—
Awards exercised	(46,198)	$13.66
Options forfeited	(20,603)	$37.04
Outstanding, December 31, 2014	434,401	$30.04	2.14	$3,080
Exercisable, December 31, 2014	434,401	$30.04	2.14	$3,080

The following table summarizes information regarding stock option exercises:

	2012	2013	2014
	(In thousands)
Proceeds from stock options exercised	$4,058	$3,253	$631
Intrinsic value of stock options exercised	$9,580	$3,667	$1,033
Tax benefit from exercises	$3,459	$1,348	$193

There were no outstanding options to purchase common shares that were excluded in the computation of diluted net income per common share for the year ended December 31, 2013.  There were 265,965 and 365,832 anti-dilutive stock options excluded from the calculation for the years ended December 31, 2012 and 2014, respectively.

Restricted Stock and Restricted Stock Units

 The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2011	79,075	$37.44
Shares granted	97,240	40.09
Vested shares	(38,821)	37.80
Shares forfeited	(1,097)	38.87
Non vested, December 31, 2012	136,397	$39.21

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2012	136,397	$39.21
Shares granted	123,951	37.50
Vested shares	(65,585)	37.70
Shares forfeited	(4,002)	39.94
Non vested, December 31, 2013	190,761	$38.61

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2013	190,761	$38.61
Shares granted	272,550	36.73
Vested shares	(87,445)	38.69
Shares forfeited	(15,097)	41.64
Non vested, December 31, 2014	360,769	$37.03

There were no shares of restricted stock or restricted stock units excluded in the computation of diluted net income per common share for the year ended December 31, 2014. The Company recognized an income tax benefit of $948,000, $1,294,000 and $1,880,000 from vested restricted stock and restricted stock units for the years ended December 31, 2012, 2013 and 2014, respectively.

At December 31, 2014, total unrecognized compensation expense in the amount of  $8.7 million relates to non-vested restricted stock and restricted stock units which will be recognized over a weighted average period of 1.9 years.

During the years ended December 31, 2012, 2013 and 2014, the Company accepted for forfeiture 10,697 shares for $456,000, 4,002 shares for $159,840, and 15,097 shares for $628,639, respectively, as a result of termination of employment.

Repurchase

During the year ended December 31, 2012, the Company repurchased 493,491 shares of the Company’s common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1, 2012	—	$—	—	87,033	—
February 1, 2012 – February 29, 2012	—	$—	—	87,033	—
March 1, 2012 – March 31, 2012	87,033	$39.02	87,033	—	—
April 1, 2012 – April 30, 2012	—	$—	87,033	—	—
May 14, 2012	—	$—	87,033	—	$20,000,000
May 1, 2012 – May 31, 2012	40,000	$28.70	127,033	—	18,851,824
June 1, 2012 – June 30, 2012	113,426	$29.42	240,459	—	15,515,168
July 1, 2012 - July 31, 2012	73,410	$28.69	313,869	—	13,409,230
August 1, 2012 - August 31, 2012	82,467	$27.23	396,336	—	11,163,298
September 1, 2012 - September 30, 2012	13,300	$32.98	409,636	—	10,724,643
October 1, 2012 - October 31, 2012	—	$—	409,636	—	10,724,643
November 1, 2012 - November 30, 2012	83,855	$32.58	493,491	—	7,992,647
December 1 , 2012 - December 31, 2012	—	$—	493,491	—	7,992,647
Total	493,491	$31.21	493,491	—	$7,992,647

During the year ended December 31, 2013, the Company repurchased 394,064 shares of the Company’s common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1, 2013	—	$—	—	—	$7,992,647
January 1, 2013 - January 31, 2013	3,638	$34.79	3,638	—	7,866,068
February 1, 2013 - February 28, 2013	—	$—	3,638	—	7,866,068
March 14, 2013	—	$—	3,638	—	22,866,068
March 1, 2013 - March 31, 2013	150,587	$32.30	154,225	—	18,001,740
April 1, 2013 - April 30, 2013	2,164	$33.00	156,389	—	17,930,337
May 1, 2013 - May 31, 2013	60,000	$32.55	216,389	—	15,977,321
June 1, 2013 - June 30, 2013	—	$—	216,389	—	15,977,321
July 1, 2013 - July 31, 2013	—	$—	216,389	—	15,977,321
August 1, 2013 - August 31, 2013	—	$—	216,389	—	15,977,321
September 1, 2013 - September 30, 2013	10,000	$37.91	226,389	—	15,598,221
October 1, 2013 - October 31, 2013	167,675	$36.86	394,064	—	9,417,721
November 1, 2013 - November 30, 2013	—	$—	394,064	—	9,417,721
December 1, 2013 - December 31, 2013	—	$—	394,064	—	9,417,721
Total	394,064	$34.47	394,064	—	$9,417,721

 During the year ended December 31, 2014, the Company repurchased 530,962 shares of the Company’s common stock, par value $0.01 per share. The chart below provides further detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2014	—	$—	—	—	$9,417,721
January 20, 2014	—	$—	—	147,284	9,417,721
January 1, 2014 - January 30, 2014	—	$—	—	147,284	9,417,721
February 1, 2014 - February 28, 2014	—	$—	—	147,284	9,417,721
March 1, 2014 - March 31, 2014	40,000	$35.26	40,000	107,284	9,417,721
April 1, 2014 - April 30, 2014	185,000	$34.60	185,000	14,784	6,217,221
May 1, 2014 - May 31, 2014	139,568	$35.11	139,568	—	1,836,055
June 1, 2014 - June 30, 2014	51,760	$34.95	51,760	—	27,043
June 13, 2014	—	$—	—	—	15,027,043
July 1, 2014 - September 31, 2014	—	$—	—	—	15,027,043
October 1, 2014 - October 31, 2014	—	$—	—	114,634	15,027,043
November 1, 2014 - November 30, 2014	30,000	$35.48	30,000	84,634	15,027,043
December 1, 2014 - December 31, 2014	84,634	$34.09	84,634	—	15,027,043
Total	530,962	$34.78	530,962	—	$15,027,043

(1)
On December 9, 2011, the Company’s Board of Directors approved a stock repurchase program for its common stock, under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued under the Company’s equity incentive and stock purchase plans.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company’s available cash. Pursuant to this authorization, for the year ended December 31, 2014, the Company repurchased 147,284 and 114,634 restricted shares granted to employees under the Company’s equity incentive and stock purchase plans on January 20, 2014 and October 1, 2014, respectively.

(2)
On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of the Company’s common stock. On March 14, 2013, our Board of Directors increased this authorization by $15 million of shares, and on June 13, 2014, the Company’s Board of Directors increased the authorization by an additional $15 million of shares. Subject to market conditions, applicable legal requirements and other factors, the repurchases of the Company’s common stock may be made from time to time in open market transactions or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors that we deem appropriate.

(3)
The Company was deemed to have repurchased 10,697 and 20,540 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants during the twelve months ended December 31, 2012 and 2013, respectively.  During the twelve months ended December 31, 2014, the Company was deemed to have repurchased 30,973 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants and to cover the exercise and minimum tax-withholding requirements of expiring stock options.  These repurchases were not part of the stock repurchase programs authorized by the Company’s Board of Directors.

During the years ended December 31, 2012, 2013, and 2014, the Company retired 493,491, 394,064 and 530,962 shares of common stock, respectively, that had been previously repurchased and held in the Company’s treasury.

Note 8. Contingencies

From time to time the Company may be involved in litigation in the normal course of its business. The Company is not currently subject to any pending material legal proceedings.

Note 9. Concentration

APUS students utilize various payment sources and programs to finance tuition.  These programs include funds from DoD tuition assistance programs, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s operations.  As of December 31, 2014 approximately 52% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer classes per year on average than non-military students.

A summary of APEI Segment revenues derived from students by primary funding source for the years ended December 31, 2012, 2013 and 2014 is as follows:

	2012	2013	2014
Title IV programs	36%	38%	36%
DoD tuition assistance programs	38%	34%	35%
VA education benefits	13%	16%	18%
Cash and other sources	13%	12%	11%

As of December 31, 2014 approximately 3% of the HCON Segment’s revenues were derived from students who were eligible for veteran’s education benefits and approximately 83% of the HCON Segment’s revenues were derived from students who received federal student aid.

A reduction in or change to any of these programs could have a significant impact on the Company’s operations and financial condition.

Note 10. Segment Information

On November 1, 2013, APEI acquired HCON and subsequently revised the Company’s segment reporting to maintain consistency with the method management uses to evaluate performance and allocate resources, as well as to provide additional information to shareholders. Accordingly, the Company has identified two operating segments that are managed in the following reportable segments:

•	American Public Education Segment, or APEI Segment
•	Hondros College of Nursing Segment, or HCON Segment

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for APEI and HCON.

A summary of financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Revenue
American Public Education Segment	$313,516	$325,678	$319,879
Hondros College of Nursing Segment	—	3,801	30,141
Total Revenue	$313,516	$329,479	$350,020
Depreciation and Amortization
American Public Education Segment	11,146	13,344	14,859
Hondros College of Nursing Segment	—	164	1,262
Total Depreciation and Amortization	11,146	13,508	16,121
Income from continuing operations before interest income and income taxes
American Public Education Segment	$68,802	$67,161	$62,499
Hondros College of Nursing Segment	—	276	3,333
Total income from continuing operations before interest income and income taxes	$68,802	$67,437	$65,832
Capital Expenditures
American Public Education Segment	$35,014	$20,642	$24,273
Hondros College of Nursing Segment	—	7	323
Total Capital Expenditures	$35,014	$20,649	$24,596

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Assets
American Public Education Segment	$237,603	$221,426	$245,544
Hondros College of Nursing Segment	—	50,229	52,360
Total Assets	$237,603	$271,655	$297,904

Note 11. Goodwill and Intangible Assets

Goodwill in the amount of $38.6 million was recorded in connection with the acquisition of HCON by the Company on November 1, 2013.  Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and the fair value assigned to identified intangible assets.  In addition to goodwill, HCON recorded identified intangible assets with an indefinite useful life in the aggregate amount of $3.7 million, which includes trade names, accreditation, licensing and Title IV, and affiliate agreements.

At the acquisition date, the fair value assigned to identified intangible assets with a definite useful life was $4.4 million.  Identified intangible assets with a definite life are as follows:

Useful Life
Student contracts and relationships	6 years
Curricula	3 years
Non-compete agreements	5 years

The future amortization of intangible assets is as follows (in thousands):

2015	$894
2016	710
2017	598
2018	563
2019 and beyond	322
Total	$3,087

Changes in the carrying amount of goodwill by reportable segment during fiscal year ending  December 31, 2014 are as follows (in thousands):

	APEI Segment	HCON Segment	Total Goodwill
Goodwill as of December 31, 2013	$—	$38,148	$38,148
Goodwill acquired(1)	—	—	—
Impairment	—	—	—
Section 338(h)(10) adjustment	—	486	486
Goodwill as of December 31, 2014	$—	$38,634	$38,634

(1) On November 1, 2013, the Company acquired Hondros College of Nursing, which resulted in recognizing $38.6 million of goodwill and $8.1 million in other identifiable intangible assets.  The Company intends to conduct an annual impairment test on each anniversary date of the acquisition.  For additional information please refer to Note 2, “Acquisition Accounting” of these Notes to Consolidated Financial Statements.

The following table presents the components of the net carrying amount of goodwill by reportable segment as of December 31, 2014 (in thousands):

	APEI Segment	HCON Segment	Total Goodwill
Gross carrying amount of Goodwill as of December 31, 2014	$—	$38,634	$38,634
Accumulated impairment	—	—	—
Net Carrying amount of Goodwill as of December 31, 2014	$—	$38,634	$38,634

Other intangible assets consist of the following as of December 31 (in thousands):

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Curricula	$405	$158	$247
Non-compete agreements	86	20	66
Student contracts and relationships	3,870	1,096	2,774
Total finite-lived intangible assets	4,361	1,274	3,087
Indefinite-lived intangible assets
Trade name	1,998	—	1,998
Accreditation, licensing and Title IV	1,686	—	1,686
Affiliation agreements	37	—	37
Total indefinite-lived intangible assets	3,721	—	3,721
Total intangible assets	$8,082	$1,274	$6,808

Identified intangible assets are amortized in a manner that reflects the estimated economic benefit of the intangible assets.  Curricula and Non-compete agreements are amortized on a straight-line basis.  Student contracts and relationships are amortized using an accelerated method.

Note 12. Subsequent Events

The Company has reviewed its business activities and has no subsequent events to report.

Note 13. Quarterly Financial Summary (unaudited)

The following unaudited consolidated interim financial information presented should be read in conjunction with other information included in the Company’s consolidated financial statements. In the opinion of management, the following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods. The Company acquired HCON on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The following tables set forth selected unaudited quarterly financial information for each of the Company’s last eight quarters:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2014
Revenues	$88,553	$85,463	$84,708	$91,297
Income before income taxes	16,806	15,933	14,745	18,709
Net income	10,436	9,802	8,842	11,797
Net income per common share:
Basic	$0.59	$0.56	$0.51	$0.69
Diluted	$0.59	$0.56	$0.51	$0.68
2013
Revenues	$83,840	$80,925	$81,777	$82,937
Income before income taxes	18,274	17,291	17,584	14,597
Net income	11,376	10,750	10,911	8,997
Net income per common share:
Basic	$0.64	$0.61	$0.62	$0.51
Diluted	$0.63	$0.60	$0.61	$0.51

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) of the Exchange Act that occurred during the fourth quarter of 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our independent auditors, McGladrey LLP, have issued an audit report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited American Public Education, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. American Public Education, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Public Education, Inc and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Public Education, Inc and its Subsidiaries’ as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion.

/s/  McGladrey LLP

McLean, VA

February 26, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, information regarding our executive officers is set forth in Part I of this Annual Report under the caption Item 1. “Executive Officers of the Registrant”.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, and also contains provisions only applicable to our Chief Executive Officer and senior financial officers. Our Code of Business Conduct and Ethics is available on the Corporate Governance page of our website at http://www.americanpubliceducation.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our chief executive officer or senior financial officers, by posting such information on our website at the address above. The information on our website is expressly not incorporated by reference in this Annual Report on Form 10-K.

Additional Information

The additional information regarding directors, executive officers and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2014 with respect to our 2015 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2014 with respect to our 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2014 with respect to our 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2014 with respect to our 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2014 with respect to our 2015 Annual Meeting of Stockholders.

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

AMERICAN PUBLIC EDUCATION, INC.

Schedule II

Valuation and Qualifying Accounts

	Balance at beginning of period	Additions/ (reductions)1	Write-offs	Balance at end of period
Year ended December 31, 2014:
American Public Education Segment	$11,452	$17,480	$(20,471)	$8,461
Hondros College of Nursing Segment	1,723	1,344	(829)	2,238
Allowance for receivables	13,175	18,824	(21,300)	10,699
Year ended December 31, 2013:
American Public Education Segment	$11,106	$14,011	$(13,665)	$11,452
Hondros College of Nursing Segment	—	1,723	—	1,723
Allowance for receivables	$11,106	$15,734	$(13,665)	$13,175
Year ended December 31, 2012:
American Public Education Segment	$4,996	$13,610	$(7,500)	$11,106
Allowance for receivables	$4,996	$13,610	$(7,500)	$11,106

1 Hondros College of Nursing additions include $1.461 million beginning balance as of November 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Dated: February 26, 2015	By:	/s/ Dr. Wallace E. Boston
	Name:	Dr. Wallace E. Boston
	Title:	President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Dr. Wallace E. Boston	February 26, 2015	President, Chief Executive Officer and Director
Dr. Wallace E. Boston		(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	February 26, 2015	Executive Vice President and
Richard W. Sunderland, Jr.		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy T. Weglicki	February 26, 2015	Chairman of the Board of Directors
Timothy T. Weglicki

/s/ Eric C. Andersen	February 26, 2015	Director
Eric C. Andersen

/s/ Barbara G. Fast	February 26, 2015	Director
Barbara G. Fast

/s/ Jean C. Halle	February 26, 2015	Director
Jean C. Halle

/s/ Barbara Kurshan	February 26, 2015	Director
Barbara Kurshan

/s/ Timothy J. Landon	February 26, 2015	Director
Timothy J. Landon

/s/ Wes Moore	February 26, 2015	Director
Wes Moore

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Fifth Amended Restated Certificate of Incorporation of the Company (1)
3.2	Second Amended and Restated Bylaws of the Company (1)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
10.1+	American Public Education, Inc. 2002 Stock Incentive Plan, as amended (2)
10.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan (2)
10.3+	Form of Indemnification Agreement with directors and executive officers (2)
10.4+	Amended and Restated Employment Agreement dated April 28, 2014, by and between American Public University System, Inc., American Public Education, Inc. and Wallace E. Boston, Jr. (3)
10.5+	Amended and Restated Employment Agreement dated April 28, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Harry T. Wilkins (3)
10.6+	Employment Agreement dated August 1, 2014 by and among American Public University System, Inc., American Public Education, Inc. and Carol Gilbert (4)
10.7+	Amended and Restated Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Karan Powell (4)
10.8+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (4)
10.9+	Amended and Restated Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Sharon van Wyk (4)
10.10+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.10a+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (5)
10.11+	American Public Education, Inc. 2011 Omnibus Incentive Plan (6)
10.12+	APUS Non-Qualified Plan (7)
10.13	Stock Purchase Agreement, dated August 28, 2013, by and among, the Company National Education Seminars, Inc., the Selling Stockholders, the Founders and the Stockholder Representative (8)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of McGladrey LLP (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise noted, all exhibits are incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-145185), as amended.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 2, 2014.
(4)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.

(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(6)	Incorporated by reference to Exhibit A of the Registrant’s 2011 Annual Proxy Statement on Schedule 14A (File No. 001-33810), filed with the Commission on March 22, 2011.
(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(8)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-33810), filed with the Commission on November 5, 2013.