Form 10-Q
period 2015-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2015-05-11
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

 The total number of shares of common stock outstanding as of May 7, 2015 was 17,146,418.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of March 31, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$112,337	$115,634
Accounts receivable, net of allowance of $13,550 in 2015 and $10,699 in 2014	9,241	6,130
Prepaid expenses	6,954	6,379
Income tax receivable	1,947	2,029
Deferred income taxes	6,009	6,046
Total current assets	136,488	136,218
Property and equipment, net	104,278	102,424
Investments	12,013	12,051
Goodwill	38,634	38,634
Other assets, net	9,094	8,577
Total assets	$300,507	$297,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,251	$11,029
Accrued liabilities	15,017	13,416
Deferred revenue and student deposits	23,741	23,805
Total current liabilities	45,009	48,250
Deferred income taxes	16,031	15,436
Total liabilities	61,040	63,686

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 17,146 issued and outstanding in 2015; 17,152 issued and outstanding in 2014	171	172
Additional paid-in capital	169,279	169,654
Retained earnings	70,017	64,392
Total stockholders’ equity	239,467	234,218
Total liabilities and stockholders’ equity	$300,507	$297,904

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenue	$85,444	$88,553
Costs and expenses:
Instructional costs and services	30,260	31,348
Selling and promotional	17,019	17,067
General and administrative	19,105	19,524
Depreciation and amortization	4,589	3,889
Total costs and expenses	70,973	71,828
Income from operations before interest income and income taxes	14,471	16,725
Interest income	10	81
Income before income taxes	14,481	16,806
Income tax expense	5,650	6,327
Equity investment loss, net of taxes	38	43
Net income	$8,793	$10,436
Net Income per common share:
Basic	$0.51	$0.59
Diluted	$0.51	$0.59
Weighted average number of common shares:
Basic	17,183,952	17,599,199
Diluted	17,353,529	17,805,473

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Operating activities
Net income	$8,793	$10,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,589	3,889
Stock-based compensation	1,394	1,156
Investment loss	38	43
Deferred income taxes	632	486
Other	25	35
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(3,111)	(3,826)
Prepaid expenses and other assets	(800)	(1,071)
Income tax receivable	82	3,215
Accounts payable	(4,778)	848
Accrued liabilities	346	(6,340)
Income taxes payable	—	1,928
Deferred revenue and student deposits	(64)	1,650
Net cash provided by operating activities	7,146	12,449
Investing activities
Capital expenditures	(5,288)	(4,612)
Equity investment	—	(120)
Note receivable	—	(380)
Capitalized program development costs and other assets	(138)	(128)
Net cash used in investing activities	(5,426)	(5,240)
Financing activities
Cash paid for repurchase of common stock	(4,668)	(2,647)
Cash received from issuance of common stock	—	45
Excess (tax)/tax benefit from stock-based compensation	(349)	253
Net cash used in financing activities	(5,017)	(2,349)
Net increase/(decrease) in cash and cash equivalents	(3,297)	4,860
Cash and cash equivalents at beginning of period	115,634	94,820
Cash and cash equivalents at end of period	$112,337	$99,680
Supplemental disclosure of cash flow information
Income taxes paid	$5,285	$412

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and campus-based postsecondary education to approximately 113,080 students through the operations of two subsidiary institutions:

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  All intercompany transactions have been eliminated in consolidation.  The financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

  In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.  As originally issued, ASU 2014-09 would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted.  Accordingly, the standard would only be effective for the Company for periods beginning on or after January 1, 2017.

However, on April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of the new revenue recognition standard.  Under the FASB proposal, public companies would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and to all interim reporting periods within the year of adoption.  Accordingly, if the proposal is adopted, the revised revenue recognition standard will be effective for the Company for the year ending December 31, 2018,  with early adoption permitted for annual periods beginning after December 16, 2016.  The revised standard will be effective for all interim periods within the year of adoption. We will evaluate the impact that the standard will have on our financial condition, results of operations, and disclosures.

There have been no other applicable material pronouncements since the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue Recognition - APEI Segment

APUS recognizes revenue on a pro rata basis over the period of its courses as APUS completes the tasks entitling it to the benefits represented by such revenue. If a student withdraws during the academic term, APUS recognizes as revenue the remaining non-refundable amount due from the student in the period the withdrawal occurs. The calculation of the remaining non-refundable amount is based upon the APUS student refund policy.  For those students who have an outstanding receivable balance at the date of withdrawal, APUS assesses collectability and only recognizes as revenue those amounts where collectability is reasonably assured based on APUS’s history with similar student accounts. This policy was implemented effective January 1, 2015. Prior to this, APUS recognized revenue for all student withdrawals and established an allowance for those receivables considered uncollectible. The Company does not believe that this change in policy will have a material effect on its results of operations or financial condition.

Restricted Cash

 Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs.  As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of its subsidiary institution's program participation agreements with the U.S. Department of Education.  Restricted cash on our Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 is $2.6 million and $3.9 million, respectively.  Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on our Consolidated Statements of Cash Flows because these restricted funds are a core activity of our operations.

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

Concentration

APUS students utilize various payment sources and programs to finance tuition.  These programs include funds from Department of Defense, or DoD, tuition assistance programs, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s business, operations, financial condition or cash flows. A summary of APEI Segment revenue derived from students by primary funding source for the quarters ended March 31, 2015 and March 31, 2014 is as follows (unaudited):

	Three Months Ended March 31,
	2015	2014
Title IV programs	33%	35%
DoD tuition assistance programs	35%	36%
VA education benefits	20%	17%
Cash and other sources	12%	12%

As of March 31, 2015, approximately 86% of the HCON Segment’s revenue was derived from students who received federal student aid.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards.  Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive.  There were 342,066 anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2015 and no anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2014.

4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, the tax years from 2012 to 2014 remain open to examination.

5. Stock-Based Compensation

On March 15, 2011, the Company’s Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan, and the Company’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan, or the 2007 Incentive Plan. The 2011 Incentive Plan allows the Company to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2007 Incentive Plan or the American Public Education, Inc. 2002 Stock Plan, or the 2002 Stock Plan, that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares. As of March 31, 2015, there were 337,119 shares subject to outstanding awards under the 2011 Incentive Plan, and 428,329 shares subject to outstanding awards under the 2007 Incentive Plan and the 2002 Stock Plan.

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company's stock price on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacked historical data and was unable to make reasonable assumptions regarding the future. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.

Options previously granted vest ratably over periods of three to five years and expire in seven to ten years from the date of grant.  Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2014	434,401	$30.04
Options granted	—	$—
Awards exercised	—	$—
Awards forfeited	(6,072)	$36.43
Outstanding, March 31, 2015	428,329	$29.95	1.90	$2,188

Exercisable, March 31, 2015	428,329	$29.95	1.90	$2,188

The following table summarizes information regarding stock option exercises (unaudited):

	March 31, 2015	March 31, 2014
	(In thousands)
Proceeds from stock options exercised	$—	$45
Intrinsic value of stock options exercised	$—	$405
Tax benefit from exercises	$—	$1

The table below summarizes the restricted stock awards activity for the three months ended March 31, 2015 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2014	360,769	$37.03
Shares granted	112,615	$36.41
Vested shares	(116,910)	$41.52
Shares forfeited	(19,355)	$37.53
Non-vested, March 31, 2015	337,119	$35.28

Stock-based compensation cost charged against income during the three-month periods ended March 31, 2015 and March 31, 2014 is as follows (unaudited):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Instructional costs and services	$384	$290
Marketing and promotional	165	126
General and administrative	845	740
Stock-based compensation expense in operating income	1,394	1,156
Tax benefit	(574)	(458)
Stock-based compensation expense, net of tax	$820	$698

As of  March 31, 2015, there was $9.7 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock.  The total remaining cost is expected to be recognized over a weighted average period of 2.1 years.

Note 6. Other Employee Benefits

In November 2007, the Company adopted the American Public Education Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008.  There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP.  On June 13, 2014, the Company's shareholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes.  As of March 31, 2015, 88,609 shares remained available for purchase under the ESPP.

Note 7. Segment Information

The Company has identified two operating segments that are managed in the following reportable segments:

● American Public Education Segment, or APEI Segment

● Hondros College of Nursing Segment, or HCON Segment

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APEI and HCON segments.

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenue:
American Public Education Segment	$77,452	$81,349
Hondros College of Nursing Segment	7,992	7,204
Total Revenue	$85,444	$88,553
Depreciation and Amortization:
American Public Education Segment	$4,315	$3,565
Hondros College of Nursing Segment	274	324
Total Depreciation and Amortization	$4,589	$3,889
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$13,316	$16,027
Hondros College of Nursing Segment	1,155	698
Total income from continuing operations before interest income and income taxes	$14,471	16,725
Capital Expenditures:
American Public Education Segment	$5,247	$4,588
Hondros College of Nursing Segment	41	24
Total Capital Expenditures	$5,288	$4,612

A summary of the Company’s consolidated assets by reportable segment is as follows (unaudited):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Assets:
American Public Education Segment	$247,367	$230,807
Hondros College of Nursing Segment	53,140	51,450
Total Assets	$300,507	$282,257

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report and the audited financial information and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or the Annual Report.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).  We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of the Annual Report, and in our various filings with the SEC.  You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q in combination with the more detailed description of our business in the Annual Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Background

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and on-campus postsecondary education to approximately 113,080 students through two subsidiary institutions.  Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career.  Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended.

Our two wholly-owned operating subsidiary institutions include the following:

●
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities. APUS is an online university that includes American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.  APUS has approximately 111,500 students and offers 96 degree programs and 94 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.  APUS employs approximately 420 full-time faculty members and 1,830 part-time faculty members.

Since APUS's founding in 1991 as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other civilian professional communities.  In 2002, AMU was reorganized into a single university system, APUS, with two components: AMU, which is focused on educating military students, and APU, which is focused on educating non-military students.  As an online institution of higher learning, we believe APUS is well-suited to meet the needs of its military students who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently or have limited financial resources.  Although APUS's focus has broadened, APUS continues to have an emphasis on its relationship with the military community.  As of December 31, 2014, approximately 52% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment.  The remainder of APUS’s students were military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders) and civilians (such as working adult students).

In April 2015, APUS implemented an admissions process requiring prospective students to complete a free, non-credit admissions assessment if they are not (i) active duty military or veteran applicants; (ii) graduates of certified federal, state or local law enforcement or public safety academies; or (iii) students with at least 9 hours of transfer credit from an accredited institution with a grade of “C” or better for each course.

In April 2015, APUS stopped providing a $50 per course technology fee grant to students who were identified as veterans during their application process.

APUS also announced in April 2015 a tuition increase for all undergraduate and graduate course registrations made on or after July 1, 2015. Tuition will increase as follows:

● The tuition for undergraduate level courses will increase by $20 per credit hour to $270 per credit hour.
● The tuition for graduate level courses will increase by $25 per credit hour to $350 per credit hour.

To support APUS's active duty military and certain military affiliated students, APUS will provide a tuition grant that will keep the cost of tuition for these students at its current level. As a result, undergraduate course tuition will continue to be $250 per credit hour, and graduate course tuition will continue to be $325 per credit hour for U.S. Military active-duty service members, Guard, Reserve, military spouses and dependents, and veterans.

This is APUS's first undergraduate tuition increase since 2000, and the first graduate tuition increase in four years. After the tuition increase it is estimated that APUS's combined tuition, fees, and books remain approximately 17% less for undergraduate students and 37% less for graduate students than the average in-state rates at a public university, according to the College Board 2014 Trends in College Pricing.

In April 2015, APUS began to transition its financial aid processing to a third-party vendor, Global Financial Aid Services. APUS anticipates that the transition will be completed by the end of 2015. There will be significant costs and risks relating to the continued implementation of this vendor's services. These costs may include costs paid directly to the new vendor, costs related to the efforts of our employees and management, costs associated with the transition and training of APUS employees, and costs incurred in terminating APUS’s relationship with its current software vendor.

For more information on the potential risks associated with these APUS initiatives, and APUS more generally, please refer to the Risk Factors sections in our Annual Report and in this Quarterly Report on Form 10-Q.

●
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare community. HCON’s programs are offered in a quarterly format to approximately 1,580 students.

HCON offers a Diploma in Practical Nursing and an Associate Degree in Nursing at its Ohio campuses, which are located in the suburban areas of Cincinnati, Columbus, Dayton and Cleveland. HCON also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN Program, predominantly to students in Ohio.  HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education.  HCON’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN Program is approved by the Ohio Board of Regents.  In addition, the Diploma in Practical Nursing and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing. HCON employs approximately 100 full-time faculty members and 40 part-time faculty members.

On November 1, 2013, we acquired HCON, which is consistent with our long-term strategic plan to, in part, diversify our education business and expand health science and technology programs. We believe HCON will expand our emphasis on health science programs and potentially serve as a platform for future healthcare school expansion.  The HCON acquisition was completed for an adjusted aggregate purchase price of approximately $47 million.  The Company assumed no debt in the acquisition of HCON. As required by ED's change in ownership and control regulations, HCON is operating under a Temporary Provisional Program Participation Agreement, which requires HCON to comply with specific conditions while provisionally certified.  If ED approves our application for the change in ownership and control of HCON, ED will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of such provisional certification. For more information on the potential risks associated with this transaction, and HCON more generally, please refer to the Risk Factors sections in our Annual Report and in this Quarterly Report on Form 10-Q.

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

Summary of Results

Net course registrations at our APEI Segment decreased 5.9% for the three-month period ended March 31, 2015, over the comparable prior year period.  Enrollment at HCON for the three months ended March 31, 2015 increased approximately 22.5%  over the comparable prior year period.

For the three-month period ended March 31, 2015, our consolidated revenue decreased from $88.6 million to $85.4 million, or by 3.6%, over the comparable prior year period.  Our operating margins decreased from 18.9% to 16.8% for the three-month period ended March 31, 2015, over the comparable prior year period.

For the three-month period ended March 31, 2015, APEI Segment revenue decreased from $81.3 million to $77.5 million, or by 4.8%, over the comparable prior year period. APEI Segment operating margins decreased from 19.7% to 17.2% for the three-month period ended March 31, 2015, over the comparable prior year period.

For the three-month period ended March 31, 2015, HCON Segment revenue increased from $7.2 million to $8.0 million, or by 10.9%, over the comparable prior year period.  HCON Segment operating margins increased from 9.7% to 14.5% for the three-month period ended March 31, 2015, over the comparable prior year period.

Critical Accounting Policies

Critical accounting policies are disclosed in the notes to our consolidated financial statements and the notes to our audited financial statements for the year ended December 31, 2014 included in our Annual Report. There have been no significant changes in our critical accounting policies from those disclosed in our Annual Report.

However, as discussed in our Annual Report, APUS recognizes revenue on a pro rata basis over the period of its courses as APUS completes the tasks entitling it to the benefits represented by such revenue. If a student withdraws during the academic term, APUS recognizes as revenue the remaining non-refundable amount due from the student in the period the withdrawal occurs. The calculation of the remaining non-refundable amount is based upon the APUS student refund policy.  For those students who have an outstanding receivable balance at the date of withdrawal, APUS assesses collectability and only recognizes as revenue those amounts where collectability is reasonably assured based on APUS’s history with similar student accounts. This policy was implemented effective January 1, 2015. Prior to this, APUS recognized revenue for all student withdrawals and established an allowance for those receivables considered uncollectible. The Company does not believe that this change in policy will have a material effect on its results of operations or financial condition.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses at our APEI and HCON Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has been experiencing rapid changes due to technological developments, evolving student needs, regulatory challenges, an uncertain economy, and increased competition.  We believe that these factors have contributed to a decline in net course registrations in our APEI Segment and have had a negative impact on our results of operations.  As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above, that we believe may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students.  We cannot predict whether these initiatives will be successful and cannot guarantee that we will be able to reverse the revenue decline in our APEI Segment or the negative trend in our results of operations. For more information on the potential risks associated with these initiatives and our operations more generally please refer to the Risk Factors sections in our Annual Report and in this Quarterly Report on Form 10-Q.

Our consolidated results for the three months ended March 31, 2015 and 2014 reflect the operations of our APEI and HCON Segments.  For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Condensed Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	35.5	35.4
Selling and promotional	19.9	19.3
General and administrative	22.4	22.0
Depreciation and amortization	5.4	4.4
Total costs and expenses	83.2	81.1

Income from operations before interest income and income taxes	16.8	18.9
Interest income	—	0.1

Income from operations before income taxes	16.8	19.0
Income tax expense	6.6	7.1
Investment loss, net of taxes	0.1	0.1
Net Income	10.1%	11.8%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue. Our consolidated revenue for the three months ended March 31, 2015 was $85.4 million, a decrease of $3.2 million, or 3.6%, compared to $88.6 million for the three months ended March 31, 2014. The revenue decrease was a result of a 5.9% decrease in net course registrations in our APEI Segment partially offset by an increase in enrollment in our HCON Segment. We believe that the decrease in the APEI Segment's net course registrations for the three months ended March 31, 2015 was primarily attributable to challenges in the military market accompanied by increased competition for students, as well as to a more targeted and narrower geographical approach to marketing that was intended to attract students with greater college readiness.

Costs and expenses.  Costs and expenses for the three months ended March 31, 2015 were $71.0 million, a decrease of $0.8 million, or 1.1%, compared to $71.8 million for the three months ended March 31, 2014.  Costs and expenses as a percentage of revenue increased to 83.2% for the three months ended March 31, 2015 from 81.1% for the three months ended March 31, 2014. Our costs and expenses as a percentage of revenue increased due to lower revenue from our APEI Segment not being fully offset by lower costs and expenses due to lower net course registrations.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2015 were $30.3 million, representing a decrease of 3.2% from $31.3 million for the three months ended March 31, 2014.   The decrease in instructional costs and services expenses was primarily the result of decreases in compensation and course material expenses in our APEI Segment due to lower net course registrations.  Instructional costs and services expenses as a percentage of revenue were 35.5% for the three months ended March 31, 2015, compared to 35.4% for the three months ended March 31, 2014.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2015 were $17.0 million, representing a decrease of 0.6% from $17.1 million for the three months ended March 31, 2014.  Selling and promotional expenses as a percentage of revenue increased to 19.9% for the three months ended March 31, 2015 from 19.3% for the three months ended March 31, 2014.  The increase in selling and promotional expenses as a percentage of revenue was due to selling and promotional expenses remaining stable while revenue decreased.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2015 were $19.1 million, representing a decrease of 2.1% from $19.5 million for the three months ended March 31, 2014.  For the three months ended March 31, 2015, bad debt expense decreased to $4.1 million, or 4.8% of revenue, compared to $5.1 million, or 5.7% of revenue in the prior year period. The decrease in overall general and administrative expenses was a result of the decrease in bad debt expense, which was partially offset by an increase in compensation expense.  General and administrative expenses as a percentage of revenue increased to 22.4% for the three months ended March 31, 2015 from 22.0% for the three months ended March 31, 2014.

Depreciation and amortization. Depreciation and amortization expenses were $4.6 million for the three months ended March 31, 2015, compared with $3.9 million for the three months ended March 31, 2014, representing an increase of 17.9%.  This increase was the result of increased capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI Segment.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expense were $1.4 million and $1.2 million in the aggregate for each of the three months ended March 31, 2015 and March 31, 2014, respectively.  This represents an increase of approximately 16.7%.  This increase resulted primarily from a higher number of employees being eligible for stock-based compensation.

Income tax expense. We recognized income tax expense for the three months ended March 31, 2015 and March 31, 2014 of $5.6 million and $6.3 million, respectively, or effective tax rates of 39.0% and 37.6%, respectively.  This increase in our effective tax rate is primarily due to an increase in our effective state tax rates and the loss of a tax benefit related to stock options.

   Net income. Our net income was $8.8 million for the three months ended March 31, 2015, compared to net income of $10.4 million for the three months ended March 31, 2014, a decrease of $1.6 million, or 15.4%.  This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Revenue:
American Public Education Segment	$77,452	$81,349
Hondros College of Nursing Segment	7,992	7,204
Total Revenue	$85,444	$88,553
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$13,316	$16,027
Hondros College of Nursing Segment	1,155	698
Total income from continuing operations before interest income and income taxes	$14,471	$16,725

APEI Segment.

For the three months ended March 31, 2015, the $3.9 million decrease to approximately $77.5 million in revenue in our APEI Segment was primarily attributable to lower net course registrations.  Net course registrations decreased to 99,600 during the three months ended March 31, 2015, a decrease of 5.9% compared to the same period of 2014.  Income from continuing operations before interest income and income taxes was $13.3 million during the three months ended March 31, 2015, a decrease of 16.9% compared to the same period of 2014 primarily as a result of the decrease in revenue due to lower net course registrations partially offset by related expense reductions.

HCON Segment.

For the three months ended March 31, 2015, the $0.8 million increase to approximately $8.0 million in revenue in our HCON Segment was primarily attributable to increased student enrollments and an increase in tuition.  Income from continuing operations before interest income and income taxes was approximately $1.2 million during the three months ended March 31, 2015, an increase of 71.4% compared to the same period of 2014 as a result of increased revenue.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the three months ended March 31, 2015 and  March 31, 2014 primarily through cash provided by operating income. Cash and cash equivalents were $112.3 million and $115.6 million at March 31, 2015 and December 31, 2014, respectively, representing a decrease of $3.3 million, or 2.9%. Cash and cash equivalents at March 31, 2015 increased by $12.7 million, or 12.7%, as compared to March 31, 2014.

We derive a significant portion of our revenue from our participation in ED's Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable class.  Another significant source of revenue is derived from tuition assistance programs from the Department of Defense. Generally, these funds are received within 60 days of the start of the classes to which they relate.  These factors, together with the number of classes starting each month, affect our operating cash flow.

Our costs and expenses have increased as a percentage of revenue due to changes in the composition of our student body, increased overhead, and the acquisition and operation of HCON. We expect to continue to fund these costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We may need additional capital, however, in connection with any change in our current level of operations, including were we to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

Operating Activities

Net cash provided by operating activities was $7.1 million and $12.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively.  The decrease in cash from operating activities was primarily related to a decrease in net income and the timing of payments.

Investing Activities

Net cash used in investing activities was $5.4 million and $5.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively. This increase was primarily related to an increase in capital expenditures.

Cash used in investing activities for capital expenditures is primarily related to our APEI Segment and is for software development, ongoing software development related to Partnership At a Distance which is our customized student information and services system, buildings to support our operations, and computers and equipment to support staff.

We expect that we will continue to make expenditures for investing activities in strategic opportunities, or to enhance our business capabilities.  Capital expenditures could be higher in the future as a result of expenditures on technology or other business capabilities, the acquisition or lease of existing structures or potential new construction projects and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We also expect that in the future capital expenditures in our HCON Segment may be higher as a percentage of revenue than those in our APEI Segment as a result of investments related to HCON's physical classroom operations.  We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

Financing Activities

Net cash used in financing activities was $5.0 million and $2.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase in cash used in financing activities for the three months ended March 31, 2015 was primarily related to more cash being expended for the repurchase of our common stock. For the three-month period ended March 31, 2015, we repurchased 100,000 shares under the repurchase program for an aggregate amount of $3.2 million. As of March 31, 2015, $13.4 million of shares remained authorized for repurchase under the program. For additional information on our repurchases of our common stock please refer to "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases" of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of March 31, 2015.

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

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. As of March 31, 2015, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended March 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no material legal proceedings pending.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014, or the Annual Report, and all of the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. In addition, you should also consider the risk factor set forth below, which amends and supplements the risks set forth in the Risk Factors section of our Annual Report. With the exception of the following, there have been no material changes in the risk factors set forth in the Risk Factors section of our Annual Report.

Increases in tuition at APUS may adversely impact APUS's registrations, financial condition, results of operations and cash flows.

APUS announced a tuition increase for all undergraduate and graduate course registrations made on or after July 1, 2015. To support APUS's active duty military and certain military-affiliated students, APUS will provide a tuition grant that will keep the cost of tuition for such students at approximately its current level. The impact of the announced tuition increase is unknown and could result in fluctuations in APUS registrations, including a decrease in registrations as a result of existing and future students seeking alternatives to enrolling at APUS, or those students registering for fewer courses.  Declines in registrations would negatively impact APUS's enrollment, revenue and cash flow, and would adversely impact our financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three-month period ending March 31, 2015, we repurchased 100,000 shares of our common stock, par value $0.01 per share. The table below provides further details regarding our repurchases during the period (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2015 – January 31, 2015	—	$—	—	116,910	15,027,043
February 1, 2015 – February 28, 2015	—	$—	—	116,910	15,027,043
March 1, 2015 – March 31, 2015	100,000	$31.69	100,000	66,910	13,442,543
Total	100,000	$31.69	100,000	66,910	$13,442,543

(1)
On December 9, 2011, our Board of Directors approved a stock repurchase program for our common stock, under which we may annually purchase up to the cumulative number of shares issued or deemed issued under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program may be suspended or discontinued at any time, and will be funded using our available cash.

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

(3)
During the three months ended March 31, 2015, we were deemed to have repurchased 43,607 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	May 11, 2015
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 11, 2015
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)