Form 10-Q
period 2015-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2015-08-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

 The total number of shares of common stock outstanding as of August 6, 2015 was 16,573,944.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of June 30, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$103,724	$115,634
Accounts receivable, net of allowance of $14,737 in 2015 and $10,699 in 2014	5,730	6,130
Prepaid expenses	6,570	6,379
Income tax receivable	638	2,029
Deferred income taxes	6,869	6,046
Total current assets	123,531	136,218
Property and equipment, net	108,240	102,424
Investments	12,302	12,051
Goodwill	38,634	38,634
Other assets, net	8,735	8,577
Total assets	$291,442	$297,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,051	$11,029
Accrued liabilities	14,190	13,416
Deferred revenue and student deposits	21,374	23,805
Total current liabilities	42,615	48,250
Deferred income taxes	16,487	15,436
Total liabilities	59,102	63,686

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding
Common stock, $.01 par value; Authorized shares - 100,000; 16,574 issued and outstanding in 2015; 17,152 issued and outstanding in 2014	166	172
Additional paid-in capital	170,469	169,654
Retained earnings	61,705	64,392
Total stockholders’ equity	232,340	234,218
Total liabilities and stockholders’ equity	$291,442	$297,904

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenue	$80,263	$85,463	$165,707	$174,016
Costs and expenses:
Instructional costs and services	29,696	30,197	59,956	61,545
Selling and promotional	16,152	16,982	33,171	34,049
General and administrative	18,141	18,491	37,246	38,015
Depreciation and amortization	4,698	3,958	9,287	7,847
Total costs and expenses	68,687	69,628	139,660	141,456
Income from operations before interest income and income taxes	11,576	15,835	26,047	32,560
Interest income	31	98	41	179
Income before income taxes	11,607	15,933	26,088	32,739
Income tax expense	4,548	6,173	10,198	12,500
Equity investment income/(loss), net of taxes	14	42	(24)	(1)
Net income	$7,073	$9,802	$15,866	$20,238
Net Income per common share:
Basic	$0.42	$0.56	$0.93	$1.16
Diluted	$0.42	$0.56	$0.93	$1.15
Weighted average number of common shares:
Basic	16,819,833	17,367,328	16,971,990	17,440,207
Diluted	16,922,637	17,472,602	17,101,801	17,626,492

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities
Net income	$15,866	$20,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,287	7,847
Stock-based compensation	2,742	2,424
Investment loss	24	1
Deferred income taxes	228	(1,337)
Other	61	60
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	400	1,049
Prepaid expenses and other assets	(318)	(261)
Income tax receivable	1,391	2,372
Accounts payable	(3,978)	(248)
Accrued liabilities	(541)	(8,307)
Income taxes payable	—	—
Deferred revenue and student deposits	(2,431)	(1,613)
Net cash provided by operating activities	22,731	22,225
Investing activities
Capital expenditures	(12,763)	(9,215)
Equity investment	(293)	(1,630)
Note receivable	(225)	(380)
Capitalized program development costs and other assets	(738)	(951)
Net cash used in investing activities	(14,019)	(12,176)
Financing activities
Cash paid for repurchase of common stock	(20,058)	(15,756)
Cash received from issuance of common stock	—	361
Excess (tax)/tax benefit from stock-based compensation	(564)	327
Net cash used in financing activities	(20,622)	(15,068)
Net increase/(decrease) in cash and cash equivalents	(11,910)	(5,019)
Cash and cash equivalents at beginning of period	115,634	94,820
Cash and cash equivalents at end of period	$103,724	$89,801
Supplemental disclosure of cash flow information
Income taxes paid	$9,143	$11,138

The accompanying notes are an integral part of these consolidated financial statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and campus-based postsecondary education to approximately 105,950 students through the operations of two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU. APUS has regional institutional accreditation through the Higher Learning Commission.

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

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities at APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON.

Note 2. Basis of Presentation

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

Index

However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard. Public companies will now apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and to all interim reporting periods within the year of adoption. Accordingly, the revised revenue recognition standard will be effective for the Company for the year ending December 31, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The revised standard will be effective for all interim periods within the year of adoption.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40)” (“ASU 2015-05”). ASU 2015-05 requires customers to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, customers must account for fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, customers must account for the arrangement as a service contract. ASU 2015-05 will take effect for the Company for the year ending December 31, 2016 and all interim periods therein. Entities may adopt ASU 2015-05: (1) retrospectively, or (2) prospectively to arrangements entered into, or materially modified, after ASU 2015-05's effective date.

There have been no other applicable material pronouncements since the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Investments

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

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each of its subsidiary institution's program participation agreements with the U.S. Department of Education. Restricted cash on our Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 is $2.5 million and $3.9 million, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on our Consolidated Statements of Cash Flows because these restricted funds are related to a core activity of our operations.
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

Index

From time to time, the Company may be involved in litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation matters the resolution of which, in the opinion of management, will have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

Concentration

APUS students utilize various payment sources and programs to finance tuition. These programs include funds from Department of Defense, or DoD, tuition assistance programs, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s business, operations, financial condition or cash flows. A summary of APEI Segment revenue derived from students by primary funding source for the three and six months ended June 30, 2015 and June 30, 2014 is included in the table below (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Title IV programs	31.5%	34.6%	32.1%	34.7%
DoD tuition assistance programs	34.6%	35.4%	34.7%	35.8%
VA education benefits	21.1%	18.2%	20.6%	17.7%
Cash and other sources	12.8%	11.8%	12.6%	11.8%
HCON's students also utilize various payment sources and programs to finance tuition, including funds from Title IV programs and VA education benefits. For the three and six months ended June 30, 2015, approximately 85.4% and 85.5% of the HCON Segment’s revenue, respectively, was derived from Title IV programs.
Note 3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were 332,478 and 337,245 anti-dilutive stock options excluded from the calculation for the three and six months ended June 30, 2015, respectively, compared to 146,909 and 1,197 anti-dilutive stock options excluded from the calculation for the three and six months ended June 30, 2014, respectively.

Note 4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal and state tax purposes, the tax years from 2012 to 2014 remain open to examination.

Note 5. Stock-Based Compensation

On March 15, 2011, the Company’s Board of Directors adopted the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan, and the Company’s stockholders approved the 2011 Incentive Plan on May 6, 2011, at which time the 2011 Incentive Plan became effective. Upon effectiveness of the 2011 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2007 Omnibus Incentive Plan, or the 2007 Incentive Plan. The 2011 Incentive Plan allows the Company to grant up to 2,000,000 shares plus any shares of common stock that are subject to outstanding awards under the 2007 Incentive Plan or the American Public Education, Inc. 2002 Stock Plan, or the 2002 Stock Plan, that terminate due to expiration, forfeiture, cancellation or otherwise without the issuance of such shares. Prior to 2012, the Company issued a mix of stock options and restricted stock, but since 2011 the Company has not issued any stock options. As of June 30, 2015, there were 339,998 shares subject to outstanding awards under the 2011 Incentive Plan, and 385,254 shares subject to outstanding awards under the 2007 Incentive Plan and the 2002 Stock Plan.

Index

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company's stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacked historical data and was unable to make reasonable assumptions regarding the future. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.

Options previously granted vest ratably over periods of three to five years and expire in seven to ten years from the date of grant. Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2014	434,401	$30.04
Options granted	—	$—
Awards exercised	—	$—
Awards forfeited	(49,147)	$35.97
Outstanding, June 30, 2015	385,254	$29.28	1.65	$1,820

Exercisable, June 30, 2015	385,254	$29.28	1.65	$1,820

The following table summarizes information regarding stock option exercises (unaudited):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(In thousands)
Proceeds from stock options exercised	$—	$361
Intrinsic value of stock options exercised	$—	$858
Tax benefit from exercises	$—	$142

The table below summarizes the restricted stock awards activity for the six months ended June 30, 2015 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2014	360,769	$37.03
Shares granted	127,469	$35.15
Vested shares	(127,830)	$40.97
Shares forfeited	(21,238)	$37.16
Non-vested, June 30, 2015	339,170	$34.89

Index

Stock-based compensation cost charged against income during the three and six month periods ended June 30, 2015 and June 30, 2014 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Instructional costs and services	$394	$317	$778	$608
Marketing and promotional	163	135	328	260
General and administrative	792	816	1,636	1,556
Stock-based compensation expense in operating income	1,349	1,268	2,742	2,424
Tax benefit	(549)	(502)	(1,123)	(960)
Stock-based compensation expense, net of tax	$800	$766	$1,619	$1,464

As of June 30, 2015, there was $8.7 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock. The total remaining cost is expected to be recognized over a weighted average period of 1.9 years.

Note 6. Other Employee Benefits

In November 2007, the Company adopted the American Public Education Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008. There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP. On June 13, 2014, the Company's shareholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes. As of June 30, 2015, 83,166 shares remained available for purchase under the ESPP.

In June 2015, the Company's 401K Plan, or the Plan, was amended so that effective August 31, 2015, the Plan will no longer allow participants to invest future contributions in the Company's common stock. The Plan will completely remove the Company's common stock as an investment election on June 30, 2016. Any of the Company's common stock held by Plan participants as of June 30, 2016 will be sold and automatically re-allocated to an age-appropriate mutual fund.

Note 7. Segment Information

The Company has identified two operating segments that are managed in the following reportable segments:

•American Public Education Segment, or APEI Segment

•Hondros College of Nursing Segment, or HCON Segment

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APEI and HCON segments.

Index

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
American Public Education Segment	$72,578	$78,295	$150,030	$159,644
Hondros College of Nursing Segment	7,685	7,168	15,677	14,372
Total Revenue	$80,263	$85,463	$165,707	$174,016
Depreciation and Amortization:
American Public Education Segment	$4,424	$3,654	$8,739	$7,219
Hondros College of Nursing Segment	274	304	548	628
Total Depreciation and Amortization	$4,698	$3,958	$9,287	$7,847
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$10,815	$15,052	$24,131	$31,079
Hondros College of Nursing Segment	761	783	1,916	1,481
Total income from continuing operations before interest income and income taxes	$11,576	$15,835	$26,047	$32,560
Capital Expenditures:
American Public Education Segment	$6,943	$4,392	$12,134	$8,980
Hondros College of Nursing Segment	588	211	629	235
Total Capital Expenditures	$7,531	$4,603	$12,763	$9,215

A summary of the Company’s consolidated assets by reportable segment is as follows (unaudited):

	As of June 30,
	2015	2014
	(In thousands)
Assets:
American Public Education Segment	$237,295	$221,576
Hondros College of Nursing Segment	54,147	51,163
Total Assets	$291,442	$272,739

Index

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

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. We intend such forward-looking statements, including statements regarding our operations, performance and financial condition, strategic initiatives, and the regulatory and competitive environments affecting our business, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”). We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of the Annual Report, and in our various filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q in combination with the more detailed description of our business in the Annual Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Background

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and on-campus postsecondary education to approximately 105,950 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our two wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities. APUS is an online university that includes American Military University, or AMU, and American Public University, or APU. APUS has regional institutional accreditation through the Higher Learning Commission, or the HLC. In 2011, the HLC reaffirmed APUS’s accreditation for a ten year period, with the next reaffirmation of accreditation occurring in 2021. In 2017, the HLC will visit APUS as part of a standard mid-cycle review. APUS has approximately 104,420 students and offers 96 degree programs and 95 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.

Index

Since APUS's founding in 1991 as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other civilian professional communities. In 2002, AMU was reorganized into a single university system, APUS, with two components: AMU, which is focused on educating military students, and APU, which is focused on educating non-military students. As an online institution of higher learning, we believe APUS is well-suited to meet the needs of its military students who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, or have limited financial resources. Although APUS's focus has broadened, APUS continues to have an emphasis on its relationship with the military community. As of June 30, 2015, approximately 52% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment. The remainder of APUS’s students are military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders), and civilians (such as working adult students).

In April 2015, APUS implemented an admissions process requiring prospective students to complete a free, non-credit admissions assessment if they are not (i) active duty military or veteran applicants; (ii) graduates of certified federal, state or local law enforcement or public safety academies; or (iii) students with at least 9 hours of transfer credit from an accredited institution with a grade of “C” or better for each course. We believe that the decline in APUS's net course registrations may be partially due to the new admissions process and cannot predict how the new admissions process may impact our results of operations, cash flows, and financial condition.

In April 2015, APUS stopped providing a $50 per course technology fee grant to students who were identified as veterans during their application process. At that time, APUS also announced the following tuition increases for undergraduate and graduate course registrations made on or after July 1, 2015, which went into effect as planned:

•The tuition for undergraduate level courses increased by $20 per credit hour to $270 per credit hour.
•The tuition for graduate level courses increased by $25 per credit hour to $350 per credit hour.

To support APUS's active duty military and certain military affiliated students, APUS is providing a tuition grant that will keep the cost of tuition for these students at its previous level. As a result, undergraduate course tuition will continue to be $250 per credit hour, and graduate course tuition will continue to be $325 per credit hour for U.S. Military active-duty service members, Guard, Reserve, military spouses and dependents, and veterans.

This was APUS's first undergraduate tuition increase since 2000, and the first graduate tuition increase in four years. Based on information in the College Board's 2014 Trends in College Pricing (undergraduate) and the National Center for Education Statistics Digest of Educational Statistics 2012-13 (graduate), we estimate that, after the tuition increase, APUS's combined tuition, fees, and books remain approximately 17% less for undergraduate students and 37% less for graduate students than the average in-state rates at public universities.

In April 2015, APUS began to transition its financial aid processing to a third-party vendor, Global Financial Aid Services. APUS anticipates that the transition will be completed by the end of 2015. There will be significant costs and risks relating to the continued implementation of Global Financial Aid Services' financial aid processing services. These costs may include costs paid directly to Global Financial Aid Services, costs for processing fees paid to the former financial aid processing software vendor, amortization of related capitalized assets, costs related to the efforts of our employees and management, and costs associated with the transition and training of APUS employees.

In June 2015 the U.S. Army reported that, by September 30, 2017, it plans to reduce its troop count by 40,000 and its civilian employee count by 17,000. These reductions were expected, but the timeline for implementation has been advanced by one year. In addition, the Army stated that if the automatic across-the-board reductions in federal spending (also known as "sequestration") take effect in October 2015, the number of active-duty troops will likely be reduced by an additional 30,000. We cannot predict the timing or full extent of reductions in the size of the U.S. Military, but any such reductions may have an adverse impact on APUS's enrollments, our results of operations, cash flows, and financial condition.

For more information on the potential risks associated with these APUS initiatives, U.S. Military force reductions and government budgetary pressures, and APUS more generally, please refer to our Annual Report and the Risk Factors sections of our Annual Report and this Quarterly Report.

Index

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare community. HCON’s programs are offered in a quarterly format to approximately 1,530 students.

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

Regulatory Activity

In the spring of 2014, the Program Integrity and Improvement negotiated rulemaking committee failed to reach a consensus on several items. As a result, ED may now develop and issue notices of proposed rulemakings addressing cash management issues, such as the regulation of campus debit cards, and state authorization of distance education. On May 18, 2015, ED released a Notice of Proposed Rulemaking, or NPRM, to amend ED's cash management regulations, which we refer to as the Cash Management NPRM. ED has stated that the Cash Management NPRM is intended to ensure that students have convenient access to their Title IV financial aid funds, that students do not incur unreasonable financial account fees to maintain and access such funds, and that students are not led to believe they must open a particular financial account to receive their Title IV financial aid. The Cash Management NPRM would also clarify how previously passed coursework is treated for Title IV eligibility purposes and would alter the requirements for converting clock hours to credit hours. Our institutions utilize a third party servicer to provide services related to the disbursement of Title IV financial aid credit balance refunds. We are currently unable to predict the impact that the Cash Management NPRM might have on our operations and operating results should it become final.

On October 31, 2014, ED published the final gainful employment regulations, which we refer to as the Final GE Regulations. Recently, two federal courts dismissed legal challenges to the Final GE Regulations. On May 27, 2015, a U.S. District Court in the Southern District of New York dismissed the suit brought by the Association of Proprietary Colleges’, which challenged the Final GE Regulations. Also, on June 24, 2015, the U.S. District Court for the District of Columbia dismissed a suit brought by the Association of Private Sector Colleges and Universities, which challenged the Final GE Regulations. On July 1, 2015, the Final GE Regulations went into effect.

On June 2, 2015, ED released a memorandum regarding enforcement of the prohibition on the payment of incentive compensation by postsecondary institutions to any person or entity engaged in any student recruiting or admissions activities or in making decisions regarding the award of student financial assistance based directly or indirectly upon success in securing enrollments or financial aid. Institutions agree to comply with the incentive compensation rules as a condition of their participation in the Title IV aid program. The memorandum indicated that ED will revert to its pre-2002 approach to measuring damages for noncompliance with the prohibition against incentive compensation. That approach holds institutions liable to ED for up to the entire amount of federal student aid provided to students who were recruited in violation of the incentive compensation prohibition. As a result, should one of our institutions be found to have violated the incentive compensation prohibition, they may be required to return all federal student aid received for students who were recruited in violation of the prohibition. We are currently unable to predict the impact that ED's revised approach to measuring damages under the incentive compensation prohibition might have on our financial condition if one of our institutions is found to be in violation of the prohibition.

Index

On June 8, 2015, ED issued a fact sheet where it announced debt relief mechanisms that it asserts are designed to hold for-profit institutions accountable. The announcement specifically addresses debt relief for students at Corinthian Colleges’ institutions that closed and Corinthian Colleges’ institutions that did not close, but the fact sheet is framed more broadly. In the fact sheet, ED discusses the ability to discharge federal student loans, which we refer to as Federal Loans, when an institution closes. Generally, pursuant to ED's regulations, when an institution closes, students are eligible to discharge their Federal Loans if they were attending the institution when it closed or had withdrawn within 120 days of the closing date. ED also points out that ED's regulations provide Federal Loan recipients with a defense against an attempt to collect their Federal Loans based on an act or omission of the institution that would give rise to a cause of action under applicable state law. ED indicates that such provision has "rarely been used in the past" and that it is taking "unprecedented action" with respect to Corinthian Colleges students to extend debt relief to such students wherever possible. In the fact sheet, ED also announced plans to develop new regulations to "clarify and streamline loan forgiveness" under the loan discharge provision. If ED determines that borrowers of Federal Loans who attended our institutions have a defense to repayment of their Federal Loans based on a state law claim, the repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

President Obama directed ED to develop and publish a new college ratings system by the 2015-2016 school year. On December 19, 2014, ED issued a framework for the college ratings system. On June 25, 2015, ED stated that in lieu of creating its previously announced college ratings system, it will instead create a consumer-driven website that will allow users to compare colleges based on measures that may be of importance to them. When making the announcement ED did not announce the measures that will be available to users of the website. We cannot predict which measures ED may choose to include on the consumer-driven website or the extent to which it may impact our institution's operating results, enrollments or reputation.

On July 9, 2015, ED published an NPRM that proposes to amend the regulations governing the Direct Loan Program to create a new income-contingent repayment plan in accordance with the President’s initiative to allow more Direct Loan borrowers to cap their loan payments at 10 percent of their monthly incomes. In addition, the regulations propose to streamline and enhance existing processes and provide additional support to struggling borrowers, including, among other things, establishing new procedures for FFEL Program loan holders to identify servicemembers who may be eligible for benefits under the Servicemembers Civil Relief Act. Also, the proposed regulations would expand the circumstances under which an institution could challenge or appeal a draft or final cohort default rate. We cannot predict the extent to which any rules promulgated by ED will impact our institutions, nor can we predict possible regulatory burdens and costs.

We cannot predict the extent of how the aforementioned regulatory activity or any other potential regulatory or legislative activity may impact our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory environment and potential risks associated with it are further addressed in our Annual Report and the Risk Factors section of this Quarterly Report.

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON.

Summary of Results

Net course registrations at our APEI Segment decreased 7.4% and 6.6% for the three and six month periods ended June 30, 2015, respectively, over the comparable prior year period. Enrollment at HCON as of June 30, 2015 increased approximately 8.5% as compared to the same date in 2014.

For the three month period ended June 30, 2015, our consolidated revenue decreased from $85.5 million to $80.3 million, or by 6.1%, over the comparable prior year period. Our operating margins decreased from 18.5% to 14.4% for the three month period ended June 30, 2015, over the comparable prior year period. For the six month period ended June 30, 2015, our consolidated revenue decreased from $174.0 million to $165.7 million, or by 4.8%, over the comparable prior year period. Our operating margins decreased from 18.7% to 15.7% for the six month period ended June 30, 2015, over the comparable prior year period.

Index

For the three month period ended June 30, 2015, APEI Segment revenue decreased from $78.3 million to $72.6 million, or by 7.3%, over the comparable prior year period. APEI Segment operating margins decreased from 19.2% to 14.9% for the three month period ended June 30, 2015, over the comparable prior year period. For the six month period ended June 30, 2015, APEI Segment revenue decreased from $159.6 million to $150.0 million, or by 6.0%, over the comparable prior year period. APEI Segment operating margins decreased from 19.5% to 16.1% for the six month period ended June 30, 2015, over the comparable prior year period.

For the three month period ended June 30, 2015, HCON Segment revenue increased from $7.2 million to $7.7 million, or by 7.2%, over the comparable prior year period. HCON Segment operating margins decreased from 10.9% to 9.9% for the three month period ended June 30, 2015, over the comparable prior year period. For the six month period ended June 30, 2015, HCON Segment revenue increased from $14.4 million to $15.7 million, or by 9.0%, over the comparable prior year period. HCON Segment operating margins increased from 10.3% to 12.2% for the six month period ended June 30, 2015, over the comparable prior year period.

Critical Accounting Policies

Critical accounting policies are disclosed in the notes to our consolidated financial statements and the notes to our audited financial statements for the year ended December 31, 2014, included in our Annual Report. There have been no significant changes in our critical accounting policies from those disclosed in our Annual Report.

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

Index

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCON Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has been experiencing rapid changes due to technological developments, evolving student needs, regulatory challenges, an uncertain economy, and increased competition. We believe that these factors have contributed to a decline in enrollments at our institutions and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the "Overview" section of this Management's Discussion and Analysis, that we believe may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful and cannot guarantee that we will be able to reverse our revenue decline or the negative trend in our results of operations. We believe that our new admissions process, for instance, may be contributing to a decline in APUS's net course registrations and cannot predict how the new admissions process may impact our results of operations, cash flows, and financial condition. Further, although we cannot predict what adjustments may be necessary or costs may be incurred as a result of a decline in enrollments and revenue, any such adjustments and costs may have an adverse impact on our financial condition. For more information on the potential risks associated with these initiatives and our operations more generally please refer to the Risk Factors sections in our Annual Report and in this Quarterly Report on Form 10-Q.

Our consolidated results for the three and six months ended June 30, 2015 and 2014 reflect the operations of our APEI and HCON Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Condensed Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	37.0	35.3	36.2	35.4
Selling and promotional	20.1	19.9	20.0	19.6
General and administrative	22.6	21.6	22.5	21.8
Depreciation and amortization	5.9	4.6	5.6	4.5
Total costs and expenses	85.6	81.4	84.3	81.3

Income from operations before interest income and income taxes	14.4	18.5	15.7	18.7
Interest income	0.1	0.1	0.1	0.1

Income from operations before income taxes	14.5	18.6	15.8	18.8
Income tax expense	5.7	7.2	6.2	7.2
Net Income	8.8%	11.4%	9.6%	11.6%

Index

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue. Our consolidated revenue for the three months ended June 30, 2015 was $80.3 million, a decrease of $5.2 million, or 6.1%, compared to $85.5 million for the three months ended June 30, 2014. The revenue decrease was a result of a 7.4% decrease in net course registrations in our APEI Segment, partially offset by an increase in revenue in our HCON Segment. We believe that the decrease in the APEI Segment's net course registrations for the three months ended June 30, 2015 was primarily attributable to increased competition for students and to challenges in the military market, as well as to the implementation of a new admissions process and a more targeted and narrower geographical approach to marketing.

Costs and expenses. Costs and expenses for the three months ended June 30, 2015 were $68.7 million, a decrease of $0.9 million, or 1.3%, compared to $69.6 million for the three months ended June 30, 2014. Costs and expenses as a percentage of revenue increased to 85.6% for the three months ended June 30, 2015, from 81.4% for the three months ended June 30, 2014. Our costs and expenses as a percentage of revenue increased primarily due to revenue in our APEI Segment decreasing at a greater rate than the decrease in costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2015 were $29.7 million, representing a decrease of 1.7% from $30.2 million for the three months ended June 30, 2014. The decrease in instructional costs and services expenses was primarily the result of a decrease in course material expenses in our APEI Segment due to lower net course registrations. Instructional costs and services expenses as a percentage of revenue were 37.0% for the three months ended June 30, 2015, compared to 35.3% for the three months ended June 30, 2014. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our APEI Segment's instructional costs and services expenses declining at a lower rate than the decline in revenue.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2015 were $16.2 million, representing a decrease of 4.7% from $17.0 million for the three months ended June 30, 2014. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses in our APEI Segment, partially offset by an increase in selling and promotional expenses in our HCON Segment. Selling and promotional expenses as a percentage of revenue increased to 20.1% for the three months ended June 30, 2015, from 19.9% for the three months ended June 30, 2014. The increase in selling and promotional expenses as a percentage of revenue was primarily due to our APEI Segment's selling and promotional expenses declining at a lower rate than the decline in revenue.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2015 were $18.1 million, representing a decrease of 2.2% from $18.5 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, bad debt expense decreased to $3.9 million, or 4.9% of revenue, compared to $4.9 million, or 5.7% of revenue in the prior year period. The decrease in general and administrative expenses was a result of the decrease in bad debt expense, which was partially offset by increased expenses related to financial aid processing in our APEI Segment and an increase in general and administrative expenses in our HCON Segment. General and administrative expenses as a percentage of revenue increased to 22.6% for the three months ended June 30, 2015, from 21.6% for the three months ended June 30, 2014. The increase in general and administrative expenses as a percentage of revenue was primarily due to our APEI Segment's general and administrative expenses declining at a lower rate than the decline in revenue.

Depreciation and amortization. Depreciation and amortization expenses were $4.7 million for the three months ended June 30, 2015, compared with $4.0 million for the three months ended June 30, 2014, representing an increase of 17.5%. This increase was the result of increased capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI Segment. Depreciation and amortization expenses as a percentage of revenue increased to 5.9% for the three months ended June 30, 2015, from 4.6% for the three months ended June 30, 2014. The increase in depreciation and amortization expenses as a percentage of revenue was primarily due to our APEI Segment's depreciation and amortization expenses increasing while revenue declined.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.3 million in the aggregate for each of the three months ended June 30, 2015 and June 30, 2014.

Income tax expense. We recognized income tax expense for the three months ended June 30, 2015 and June 30, 2014 of $4.5 million and $6.2 million, respectively, or effective tax rates of 39.2% and 38.7%, respectively. This increase in our effective tax rate is primarily due to an increase in our effective state tax rates and the loss of a tax benefit related to stock options.

Index

Net income. Our net income was $7.1 million for the three months ended June 30, 2015, compared to net income of $9.8 million for the three months ended June 30, 2014, a decrease of $2.7 million, or 27.6%. This decrease was related to the factors discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue. Our consolidated revenue for the six months ended June 30, 2015 was $165.7 million, a decrease of $8.3 million, or 4.8%, compared to $174.0 million for the six months ended June 30, 2014. The revenue decrease was a result of a 6.6% decrease in net course registrations in our APEI Segment, partially offset by an increase in revenue in our HCON Segment. We believe that the decrease in the APEI Segment's net course registrations for the six months ended June 30, 2015 was primarily attributable to increased competition for students and to challenges in the military market, as well as to the implementation of a new admissions process and a more targeted and narrower geographical approach to marketing.

Costs and expenses.  Costs and expenses for the six months ended June 30, 2015 were $139.7 million, a decrease of $1.8 million, or 1.3%, compared to $141.5 million for the six months ended June 30, 2014. Costs and expenses as a percentage of revenue increased to 84.3% for the six months ended June 30, 2015 from 81.3% for the six months ended June 30, 2014. Our costs and expenses as a percentage of revenue increased primarily due to lower revenue from our APEI Segment not being fully offset by lower costs and expenses due to lower net course registrations.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2015 were $60.0 million, representing a decrease of 2.4% from $61.5 million for the six months ended June 30, 2014. The decrease in instructional costs and services expenses was primarily the result of decreases in course material and compensation expenses in our APEI Segment due to lower net course registrations. Instructional costs and services expenses as a percentage of revenue were 36.2% for the six months ended June 30, 2015, compared to 35.4% for the six months ended June 30, 2014. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our APEI Segment's instructional costs and services expenses declining at a lower rate than the decline in revenue.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2015 were $33.2 million, representing a decrease of 2.4% from $34.0 million for the six months ended June 30, 2014. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses in our APEI Segment, partially offset by an increase in compensation expense and increases in selling and promotional expenses in our HCON Segment. Selling and promotional expenses as a percentage of revenue increased to 20.0% for the six months ended June 30, 2015 from 19.6% for the six months ended June 30, 2014. The increase in selling and promotional expenses as a percentage of revenue was primarily due to our APEI Segment's selling and promotional expenses declining at a lower rate than the decline in revenue.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2015 were $37.2 million, representing a decrease of 2.1% from $38.0 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, bad debt expense decreased to $8.0 million, or 4.8% of revenue, compared to $10.0 million, or 5.7% of revenue in the prior year period. The decrease in general and administrative expenses was a result of the decrease in bad debt expense, which was partially offset by increased expenses related to financial aid processing in our APEI Segment and in general and administrative expenses in our HCON Segment. General and administrative expenses as a percentage of revenue increased to 22.5% for the six months ended June 30, 2015 from 21.8% for the six months ended June 30, 2014. The increase in general and administrative expenses as a percentage of revenue was primarily due to our APEI Segment's general and administrative expenses declining at a lower rate than the decline in revenue.

Depreciation and amortization. Depreciation and amortization expenses were $9.3 million for the six months ended June 30, 2015, compared with $7.8 million for the six months ended June 30, 2014, representing an increase of 19.2%. This increase was the result of increased capital expenditures and higher depreciation and amortization on a larger fixed-asset base in our APEI Segment. Depreciation and amortization expenses as a percentage of revenue increased to 5.6% for the six months ended June 30, 2015 from 4.5% for the six months ended June 30, 2014. The increase in depreciation and amortization expenses as a percentage of revenue was primarily due to our APEI Segment's depreciation and amortization expenses increasing while revenue declined.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.7 million and $2.4 million in the aggregate for the six months ended June 30, 2015 and June 30, 2014, respectively. This represents an increase of approximately 12.5%. This increase resulted primarily from a higher number of employees being eligible for stock-based compensation.

Index

Income tax expense. We recognized income tax expense for the six months ended June 30, 2015 and June 30, 2014 of $10.2 million and $12.5 million, respectively, or effective tax rates of 39.1% and 38.2%, respectively. This increase in our effective tax rate is primarily due to an increase in our effective state tax rates and the loss of a tax benefit related to stock options.

Net income. Our net income was $15.9 million for the six months ended June 30, 2015, compared to net income of $20.2 million for the six months ended June 30, 2014, a decrease of $4.3 million, or 21.3%. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
American Public Education Segment	$72,578	$78,295	$150,030	$159,644
Hondros College of Nursing Segment	7,685	7,168	15,677	14,372
Total Revenue	$80,263	$85,463	$165,707	$174,016
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$10,815	$15,052	$24,131	$31,079
Hondros College of Nursing Segment	761	783	1,916	1,481
Total income from continuing operations before interest income and income taxes	$11,576	$15,835	$26,047	$32,560

APEI Segment

For the three months ended June 30, 2015, the $5.7 million decrease to approximately $72.6 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations decreased to 88,979 during the three months ended June 30, 2015, a decrease of 7.4% compared to the same period in 2014. Income from continuing operations before interest income and income taxes was $10.8 million during the three months ended June 30, 2015, a decrease of 28.5% compared to the same period of 2014, primarily as a result of the decrease in revenue due to lower net course registrations partially offset by reductions in expenses.

For the six months ended June 30, 2015, the $9.6 million decrease to approximately $150.0 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations decreased to 188,594 during the six months ended June 30, 2015, a decrease of 6.6% compared to the same period of 2014. Income from continuing operations before interest income and income taxes was $24.1 million during the six months ended June 30, 2015, a decrease of 22.5% compared to the same period in 2014 primarily as a result of the decrease in revenue due to lower net course registrations partially offset by reductions in expenses.

HCON Segment

For the three months ended June 30, 2015, the $0.5 million increase to approximately $7.7 million in revenue in our HCON Segment was primarily attributable to increased student enrollments and an increase in tuition. Income from continuing operations before interest income and income taxes was approximately $0.76 million during the three months ended June 30, 2015, a decrease of 2.8% compared to the same period of 2014 as a result of expenses increasing faster than revenue. The decrease in income from continuing operations before interest income and income taxes was partially related to the introduction of night and weekend programs in our HCON Segment, which has negatively impacted HCON’s margins during the period, and could negatively impact the HCON Segment’s results of operations in future periods.

Index

For the six months ended June 30, 2015, the $1.3 million increase to approximately $15.7 million in revenue in our HCON Segment was primarily attributable to increased student enrollments and an increase in tuition. Income from continuing operations before interest income and income taxes was approximately $1.9 million during the six months ended June 30, 2015, an increase of 29.4% compared to the same period of 2014, as a result of increased revenue.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the six months ended June 30, 2015 and June 30, 2014 primarily through cash provided by operating income. Cash and cash equivalents were $103.7 million and $115.6 million at June 30, 2015 and December 31, 2014, respectively, representing a decrease of $11.9 million, or 10.3%. Cash and cash equivalents at June 30, 2015 increased by $13.9 million, or 15.5%, as compared to June 30, 2014.

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

Our costs and expenses have increased as a percentage of revenue due to decreased revenue in our APEI Segment not being fully offset with associated reductions in expenses and increased operating costs in our HCON Segment. We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We may need additional capital, however, in connection with any change in our current level of operations, including if we were to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

Operating Activities

Net cash provided by operating activities was $22.7 million and $22.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in cash from operating activities was primarily related to the timing of payments partially offset by a decrease in net income.

Investing Activities

Net cash used in investing activities was $14.0 million and $12.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively. This increase was primarily related to an increase in capital expenditures, partially offset by a decrease in cash used for minority equity investments.

Cash used in investing activities for capital expenditures is primarily related to our APEI Segment and is for software development, including ongoing software development related to Partnership At a Distance, which is our customized student information and services system, buildings to support our operations, and computers and equipment to support staff.

 Capital expenditures could be higher in the future as a result of expenditures for technology or other business capabilities, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We expect that we will continue to make expenditures to invest in strategic opportunities and to enhance our business capabilities. We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

Index

Financing Activities

Net cash used in financing activities was $20.6 million and $15.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in cash used in financing activities for the six months ended June 30, 2015 was primarily related to more cash being expended for the repurchase of our common stock. For the six month period ended June 30, 2015, we repurchased 663,820 shares under the Board authorized repurchase program in the amount of $18.6 million, and an additional $1.5 million was used in relation to the deemed repurchase of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. For additional information on our repurchases of our common stock please refer to "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases" of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2015.

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2015. We maintain our cash and cash equivalents in bank deposit accounts, which may exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. As of June 30, 2015, a 10% increase or decrease in interest rates would not have had a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended June 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Index

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014, or the Annual Report, and all of the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. In addition, you should also consider the risk factors set forth below, which amend and supplement the risks set forth in the Risk Factors section of our Annual Report. With the exception of the following, there have been no material changes in the risk factors set forth in the Risk Factors section of our Annual Report.

Increases in tuition at APUS may adversely impact APUS's registrations, financial condition, results of operations and cash flows.

APUS announced a tuition increase for all undergraduate and graduate course registrations made on or after July 1, 2015. To support APUS's active duty military and certain military-affiliated students, APUS will provide a tuition grant that will keep the cost of tuition for such students at approximately its current level. The impact of the announced tuition increase is unknown and could result in fluctuations in APUS's registrations, including a decrease in registrations as a result of existing and future students seeking alternatives to enrolling at APUS, or those students registering for fewer courses. Declines in registrations would negatively impact enrollments, revenue and cash flow, and would adversely impact our financial condition, and results of operations.

Recent regulatory developments may adversely impact our institutions' enrollment, financial condition, results of operations, expenses, and cash flows.

On May 18, 2015, the Department of Education, or ED, released a Notice of Proposed Rulemaking, or NPRM, to amend ED's cash management regulations, which we refer to as the Cash Management NPRM. ED has stated that the Cash Management NPRM is intended to ensure that students have convenient access to their Title IV financial aid funds, that students do not incur unreasonable financial account fees to maintain and access such funds, and that students are not led to believe they must open a particular financial account to receive their Title IV financial aid. The Cash Management NPRM would also clarify how previously passed coursework is treated for Title IV eligibility purposes and would alter the requirements for converting clock hours to credit hours. Our institutions utilize a third party servicer to provide services related to the disbursement of Title IV financial aid credit balance refunds.

On June 2, 2015, ED released a memorandum regarding enforcement of the prohibition on the payment of incentive compensation by postsecondary institutions to any person or entity engaged in any student recruiting or admissions activities or in making decisions regarding the award of student financial assistance based directly or indirectly upon success in securing enrollments or financial aid. Institutions agree to comply with the incentive compensation rules as a condition of their participation in the Title IV aid program. The memorandum indicated that ED will revert to its pre-2002 approach to measuring damages for noncompliance with the prohibition against incentive compensation. That approach holds institutions liable to ED for up to the entire amount of federal student aid provided to students who were recruited in violation of the incentive compensation prohibition. As a result, should one of our institutions be found to have violated the incentive compensation prohibition they may be required to return all federal student aid received for students who were recruited in violation of the prohibition.

Index

On June 8, 2015, ED issued a fact sheet where it announced debt relief mechanisms that it asserts are designed to hold for-profit institutions accountable. The announcement addresses specifically debt relief for students at Corinthian Colleges schools that closed and Corinthian Colleges schools that did not close, but the fact sheet is framed more broadly. In the fact sheet, ED discusses the ability to discharge federal student loans, which we refer to as Federal Loans, when an institution closes. Generally, pursuant to ED's regulations, when an institution closes, students are eligible to discharge their Federal Loans if they were attending the institution when it closed or had withdrawn within 120 days of the closing date. ED also points out that ED regulations provide Federal Loan recipients with a defense against an attempt to collect their Federal Loans based on an act or omission of the institution that would give rise to a cause of action under applicable state law. ED indicates that such provision has "rarely been used in the past" and that it is taking "unprecendented action" with respect to Corinthian Colleges students to extend debt relief to such students wherever possible. In the fact sheet ED also announced plans to develop new regulations to "clarify and streamline loan forgiveness" under the loan discharge provision. If ED determines that borrowers of Federal Loans who attended our institutions have a defense to repayment of their Federal Loans based on a state law claim, the repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

On June 25, 2015, ED stated that in lieu of creating its previously announced college ratings system, it will instead create a consumer-driven website that will allow users to compare colleges based on measures that may be of importance to them. When making the announcement ED did not announce the measures that will be available to users of the website.

We cannot predict the nature of any final rules, actions or interpretations that may be implemented as a result of the aforementioned, or any future, actions by ED. However, these and future regulatory developments may adversely impact our institutions' enrollments, financial condition, results of operations, expenses and cash flows.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the six month period ended June 30, 2015, we repurchased 663,820 shares of our common stock, par value $0.01 per share. The table below provides further details regarding our repurchases during the period (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2015 – January 31, 2015	—	$—	—	116,910	$15,027,043
February 1, 2015 – February 28, 2015	—	—	—	116,910	15,027,043
March 1, 2015 – March 31, 2015	100,000	31.69	100,000	66,910	13,442,543
April 1, 2015 – April 30, 2015	203,820	30.84	203,820	—	9,220,841
May 1, 2015 – May 31, 2015	200,000	25.59	200,000	—	4,102,131
June 1, 2015 – June 30, 2015	160,000	24.93	160,000	—	114,029
June 30, 2015	—	—	—	—	15,114,029
Total	663,820	$27.96	663,820	—	$15,114,029

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

(2)
On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On each of March 14, 2013, June 13, 2014, and June 12, 2015 our Board of Directors increased the authorization by $15 million of shares, for a cumulative increase of $45 million of shares. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in the open market or privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors as we deem appropriate.

(3)
During the six-month period ended June 30, 2015, we were deemed to have repurchased 43,607 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Index

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

Index

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	August 10, 2015
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 10, 2015
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)