Form 10-Q
period 2015-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2015-11-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

 The total number of shares of common stock outstanding as of November 5, 2015 was 16,266,291.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of September 30, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$113,829	$115,634
Accounts receivable, net of allowance of $15,021 in 2015 and $10,699 in 2014	8,917	6,130
Prepaid expenses	9,894	6,379
Income tax receivable	1,216	2,029
Deferred income taxes	7,672	6,046
Total current assets	141,528	136,218
Property and equipment, net	109,858	102,424
Investments	12,306	12,051
Goodwill	38,634	38,634
Other assets, net	9,163	8,577
Total assets	$311,489	$297,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,952	$11,029
Accrued liabilities	16,936	13,416
Deferred revenue and student deposits	32,531	23,805
Total current liabilities	57,419	48,250
Deferred income taxes	16,499	15,436
Total liabilities	73,918	63,686

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,453 issued and outstanding in 2015; 17,152 issued and outstanding in 2014	165	172
Additional paid-in capital	171,949	169,654
Retained earnings	65,457	64,392
Total stockholders’ equity	237,571	234,218
Total liabilities and stockholders’ equity	$311,489	$297,904

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenue	$76,291	$84,707	$241,998	$258,723
Costs and expenses:
Instructional costs and services	29,167	30,626	89,123	92,171
Selling and promotional	14,062	17,948	47,233	51,997
General and administrative	17,659	17,432	54,905	55,447
Depreciation and amortization	4,891	4,054	14,178	11,901
Total costs and expenses	65,779	70,060	205,439	211,516
Income from operations before interest income and income taxes	10,512	14,647	36,559	47,207
Interest income	37	98	78	277
Income before income taxes	10,549	14,745	36,637	47,484
Income tax expense	3,796	5,877	13,994	18,377
Equity investment income/(loss), net of taxes	4	(26)	(20)	(27)
Net income	$6,757	$8,842	$22,623	$29,080
Net Income per common share:
Basic	$0.41	$0.51	$1.34	$1.67
Diluted	$0.41	$0.51	$1.33	$1.65
Weighted average number of common shares:
Basic	16,562,177	17,255,271	16,843,587	17,394,185
Diluted	16,661,795	17,355,405	16,974,042	17,573,617

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Operating activities
Net income	$22,623	$29,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,178	11,901
Stock-based compensation	4,083	3,691
Investment loss	20	27
Deferred income taxes	(563)	(1,097)
Other	115	110
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(2,787)	2,896
Prepaid expenses and other assets	(3,534)	(956)
Income tax receivable	813	3,215
Accounts payable	(3,077)	325
Accrued liabilities	2,211	(4,456)
Deferred revenue and student deposits	8,726	2,434
Net cash provided by operating activities	42,808	47,170
Investing activities
Capital expenditures	(19,564)	(15,258)
Equity investment	(319)	(1,640)
Note receivable	(226)	(380)
Capitalized program development costs and other assets	(966)	(1,045)
Net cash used in investing activities	(21,075)	(18,323)
Financing activities
Cash paid for repurchase of common stock	(23,064)	(15,756)
Cash received from issuance of common stock	29	455
Excess (tax)/tax benefit from stock-based compensation	(503)	273
Net cash used in financing activities	(23,538)	(15,028)
Net increase/(decrease) in cash and cash equivalents	(1,805)	13,819
Cash and cash equivalents at beginning of period	115,634	94,820
Cash and cash equivalents at end of period	$113,829	$108,639
Supplemental disclosure of cash flow information
Income taxes paid	$14,246	$15,096

The accompanying notes are an integral part of these consolidated financial statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and campus-based postsecondary education to approximately 100,350 students through the operations of two subsidiary institutions:

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

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each of its subsidiary institution's program participation agreement with the U.S. Department of Education. Restricted cash on our Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 was $2.4 million and $3.9 million, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on our Consolidated Statements of Cash Flows because these restricted funds are related to a core activity of our operations.
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

Concentration

APUS students utilize various payment sources and programs to finance tuition. These programs include funds from Department of Defense, or DoD, tuition assistance programs, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s business, operations, financial condition or cash flows. A summary of APEI Segment revenue derived from students by primary funding source for the three and nine months ended September 30, 2015 and September 30, 2014 is included in the table below (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Title IV programs	31.2%	36.2%	31.8%	35.2%
DoD tuition assistance programs	34.8%	33.7%	34.7%	35.1%
VA education benefits	21.5%	18.4%	20.9%	17.9%
Cash and other sources	12.5%	11.7%	12.6%	11.8%
HCON's students also utilize various payment sources and programs to finance tuition, including Title IV programs and VA education benefits. For the nine months ended September 30, 2015, approximately 85.7% of the HCON Segment’s revenue was derived from Title IV programs.
Note 3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were 298,991 and 324,353 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2015, respectively, compared to 358,940 and 214,579 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2014, respectively.

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

Options previously granted vest ratably over periods of three to five years and expire in seven to ten years from the date of grant. Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2014	434,401	$30.04
Options granted	—	$—
Awards exercised	(9,118)	$3.29
Awards forfeited	(49,147)	$35.97
Outstanding, September 30, 2015	376,136	$29.91	1.41	$1,441

Exercisable, September 30, 2015	376,136	$29.91	1.41	$1,441

The following table summarizes information regarding stock option exercises (unaudited):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(In thousands)
Proceeds from stock options exercised	$30	$455
Intrinsic value of stock options exercised	$170	$904
Tax benefit from exercises	$—	$160

The table below summarizes the restricted stock awards activity for the nine months ended September 30, 2015 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2014	360,769	$37.03
Shares granted	127,469	$35.15
Vested shares	(127,830)	$40.97
Shares forfeited	(21,238)	$37.16
Non-vested, September 30, 2015	339,170	$34.89

Index

Stock-based compensation cost charged against income during the three and nine month periods ended September 30, 2015 and September 30, 2014 is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Instructional costs and services	$378	$312	$1,156	$920
Selling and promotional	165	131	493	392
General and administrative	797	824	2,434	2,379
Stock-based compensation expense in operating income	1,340	1,267	4,083	3,691
Tax benefit	(546)	(502)	(1,669)	(1,461)
Stock-based compensation expense, net of tax	$794	$765	$2,414	$2,230

As of September 30, 2015, there was $7.3 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock. The total remaining cost is expected to be recognized over a weighted average period of 1.7 years.

Note 6. Other Employee Benefits

In November 2007, the Company adopted the American Public Education Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008. There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP. On June 13, 2014, the Company's shareholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes. As of September 30, 2015, 78,227 shares remained available for purchase under the ESPP.

In June 2015, the Company's 401K Plan, or the Plan, was amended so that effective August 31, 2015, the Plan no longer allows participants to invest future contributions in the Company's common stock. The Plan will completely remove the Company's common stock as an investment election on June 30, 2016. Any of the Company's common stock held by Plan participants as of June 30, 2016 will be sold and automatically re-allocated to an age-appropriate mutual fund.

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

Index

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
American Public Education Segment	$69,233	$77,191	$219,263	$236,834
Hondros College of Nursing Segment	7,058	7,516	22,735	21,889
Total Revenue	$76,291	$84,707	$241,998	$258,723
Depreciation and Amortization:
American Public Education Segment	$4,558	$3,718	$13,297	$10,937
Hondros College of Nursing Segment	333	336	881	964
Total Depreciation and Amortization	$4,891	$4,054	$14,178	$11,901
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$10,049	$13,964	$34,179	$45,043
Hondros College of Nursing Segment	463	683	2,380	2,164
Total income from continuing operations before interest income and income taxes	$10,512	$14,647	$36,559	$47,207
Capital Expenditures:
American Public Education Segment	$6,314	$5,998	$18,448	$14,978
Hondros College of Nursing Segment	487	45	1,116	280
Total Capital Expenditures	$6,801	$6,043	$19,564	$15,258

A summary of the Company’s consolidated assets by reportable segment is as follows (unaudited):

	As of September 30,
	2015	2014
	(In thousands)
Assets:
American Public Education Segment	$256,914	$240,259
Hondros College of Nursing Segment	54,575	52,252
Total Assets	$311,489	$292,511

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

Overview

Background

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company”, is a provider of online and on-campus postsecondary education to approximately 100,350 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our two wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities. APUS is an online university that includes American Military University, or AMU, and American Public University, or APU. APUS has regional institutional accreditation through the Higher Learning Commission, or the HLC. In 2011, the HLC reaffirmed APUS’s accreditation for a ten year period, with the next reaffirmation of accreditation occurring in 2021. In 2017, the HLC will visit APUS as part of a standard mid-cycle review. APUS has approximately 99,000 students and offers 99 degree programs and 95 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.

Index

Since APUS's founding in 1991 as AMU, a distance learning graduate-level institution for military officers seeking an advanced degree in military studies, APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other civilian professional communities. In 2002, AMU was reorganized into a single university system, APUS, with two components: AMU, which is focused on educating military students, and APU, which is focused on educating non-military students. As an online institution of higher learning, we believe APUS is well-suited to meet the needs of its military students who serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, or have limited financial resources. Although APUS's focus has broadened, APUS continues to have an emphasis on its relationship with the military community. As of September 30, 2015, approximately 59% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment. The remainder of APUS’s students are military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law-enforcement personnel or other first responders), and civilians (such as working adult students).

In April 2015, APUS implemented an admissions process requiring prospective students to complete a free, non-credit admissions assessment if they are not (i) active duty military or veteran applicants; (ii) graduates of certified federal, state or local law enforcement or public safety academies; or (iii) students with at least 9 hours of transfer credit from an accredited institution with a grade of “C” or better for each course. We believe that the decline in APUS's net course registrations may be partially due to the new admissions process and cannot predict how the new admissions process may impact our results of operations, cash flows, and financial condition. APUS has undertaken projects to optimize the application and assessment process which it anticipates having substantially completed by the first quarter of 2016.

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

To support APUS's active duty military and certain military affiliated students, APUS is providing a tuition grant that will keep the cost of tuition for these students at its previous level. As a result, undergraduate course tuition will continue to be $250 per credit hour, and graduate course tuition will continue to be $325 per credit hour for U.S. Military active-duty service members, Guard, Reserve, military spouses and dependents, and veterans. APUS estimates that the tuition grant applies to approximately 75% of its total net course registrations.

The April 2015 tuition increase was APUS's first undergraduate tuition increase since 2000, and the first graduate tuition increase in four years. Based on information in the College Board's 2014 Trends in College Pricing (undergraduate) and the National Center for Education Statistics Digest of Educational Statistics 2012-13 (graduate), we estimate that, after the tuition increase, APUS's combined tuition, fees, and books remain approximately 17% less for undergraduate students and 37% less for graduate students than the average in-state rates at public universities.

In April 2015, APUS began to transition its financial aid processing to a third-party vendor, Global Financial Aid Services. APUS anticipates that the transition will be completed by the end of 2015. There will be significant costs and risks relating to the continued implementation of Global Financial Aid Services' financial aid processing services. These costs include costs paid directly to Global Financial Aid Services, costs for processing fees paid to the former financial aid processing software vendor, amortization of related capitalized assets, costs related to the efforts of our employees and management, and costs associated with the transition and training of APUS employees.

In June 2015, the U.S. Army reported that, by September 30, 2017, it plans to reduce its troop count by 40,000 and its civilian employee count by 17,000. These reductions were expected, but the timeline for implementation has been advanced by one year. In addition, the Army stated that if the automatic across-the-board reductions in federal spending (also known as “sequestration”) were to take effect in fiscal year 2016, the number of active-duty troops would likely be reduced by an additional 30,000. We cannot predict the timing or full extent of reductions in the size of the U.S. Military, but any such reductions may have an adverse impact on APUS's enrollments, our results of operations, cash flows, and financial condition.

Index

In September 2015, APUS changed the method by which it disburses aid under Title IV programs from a single disbursement method to a multiple disbursement method for first-time APUS undergraduate students.

For more information on the potential risks associated with these APUS initiatives, U.S. Military force reductions and government budgetary pressures, and APUS more generally, please refer to our Annual Report and the Risk Factors sections of our Annual Report and this Quarterly Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare community. HCON’s programs are offered in a quarterly format to approximately 1,350 students.

HCON offers a Diploma in Practical Nursing and an Associate Degree in Nursing at its Ohio campuses, which are located in the suburban areas of Cincinnati, Cleveland, Columbus, and Dayton. HCON also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN Program, predominantly to students in Ohio. HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education. HCON’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN Program is approved by the Ohio Department of Higher Education. In addition, the Diploma in Practical Nursing and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing.

On November 1, 2013, we acquired HCON, which is consistent with our long-term strategic plan to, in part, diversify our education business and expand health science and technology programs. We believe HCON will expand our emphasis on health science programs and potentially serve as a platform for future healthcare school expansion. The HCON acquisition was completed for an adjusted aggregate purchase price of approximately $47 million. The Company assumed no debt in the acquisition of HCON. As required by ED's change in ownership and control regulations, HCON is operating under a Temporary Provisional Program Participation Agreement, which requires HCON to comply with specific conditions while provisionally certified. If ED approves our application for the change in ownership and control of HCON, ED will issue a provisional certification extending for a period expiring not later than the end of the third complete award year following the date of such provisional certification. Ongoing delays in ED's approval of our application could impact HCON's ability to modify aspects of its programs that require notice to or approval from ED, such as the number of credit hours in a program, which would delay HCON's ability to make significant changes to its curriculum, and adversely affect its ability to act on the business plan for Hondros, which could contribute to increased costs not being fully offset by increased revenues, and may result in the impairment of the carrying value of the goodwill associated with our purchase of HCON. For more information on the potential risks associated with this transaction, and HCON more generally, please refer to the Risk Factors sections in our Annual Report and in this Quarterly Report on Form 10-Q.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to the Higher Education Opportunity Act enacted in 2008, which amended the Higher Education Act, beginning with the three-year cohort default rate for the 2011 cohort published by ED in September 2014, the three-year cohort default rates are applied for purposes of measuring compliance with the requirements. Pursuant to these requirements, if the three-year cohort default rate for any year after 2011 exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution loses eligibility to participate in Title IV programs. If an institution's cohort default rate is equal to or greater than 30% in any year it must establish a default prevention task force. In September 2015, ED released final official cohort default rates for institutions for federal fiscal year 2012, with ED reporting a 23.3% cohort default rate for APUS and an 11.8% cohort default rate for HCON. We believe that the increase in APUS's cohort default rate is primarily related to students who attended APUS for one term and did not persist in APUS's programs. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

Index

Regulatory and Legislative Activity

On October 31, 2014, ED published the final gainful employment regulations, which we refer to as the Final GE Regulations. Recently, two federal courts dismissed legal challenges to the Final GE Regulations. On May 27, 2015, a U.S. District Court in the Southern District of New York dismissed the suit brought by the Association of Proprietary Colleges’, which challenged the Final GE Regulations. On June 24, 2015, the U.S. District Court for the District of Columbia dismissed a suit brought by the Association of Private Sector Colleges and Universities, which challenged the Final GE Regulations. On July 1, 2015, the Final GE Regulations went into effect. As required by the Final GE Regulations, our institutions timely reported information to ED on students who were enrolled in academic programs identified by ED as GE programs. On September 22, 2015, APUS and HCON received letters from ED stating that they were not in full compliance with all GE reporting requirements. We believe that we have submitted all required data and that the issue identified by ED is due to a misalignment in how our systems and ED's systems categorize data. On October 9, 2015, ED sent APUS a follow-up letter requiring that APUS “apply and wait” before adding new programs and that ED will not issue decisions on any such applications until it determines that APUS has met the GE program reporting requirements. HCON did not receive a similar follow-up letter and believes that it has addressed the misaligned data for its GE programs. APUS believes it has updated the required data to resolve the issue identified by ED. We are currently unable to predict the impact that ED's letters or any other GE data issues may have on our results of operations, financial condition or ED's assessment of our institution's regulatory compliance.

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

On June 8, 2015, ED issued a fact sheet where it announced debt relief mechanisms that it asserts are designed to hold for-profit institutions accountable. The announcement specifically addresses debt relief for students at Corinthian Colleges’ institutions that closed and Corinthian Colleges’ institutions that did not close, but the fact sheet is framed more broadly. In the fact sheet, ED discusses the ability to discharge federal student loans, which we refer to as Federal Direct Loans, when an institution closes. Generally, pursuant to ED's regulations, when an institution closes, students are eligible to discharge their Federal Direct Loans if they were attending the institution when it closed or had withdrawn within 120 days of the closing date. ED also points out that ED's regulations provide Federal Direct Loan recipients with a defense against an attempt to collect their Federal Direct Loans based on an act or omission of the institution that would give rise to a cause of action under applicable state law. ED indicates that such provision has “rarely been used in the past” and that it is taking “unprecedented action” with respect to Corinthian Colleges students to extend debt relief to such students wherever possible. In the fact sheet, ED also announced plans to develop new regulations to “clarify and streamline loan forgiveness” under the loan discharge provision. If ED determines that borrowers of Federal Direct Loans who attended our institutions have a defense to repayment of their Federal Direct Loans based on a state law claim, the repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

On October 20, 2015, ED announced that it would establish a new negotiated rulemaking committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (“borrower defenses”) and the consequences of such borrower defenses for borrowers, institutions, and ED. ED further announced that the rulemaking committee is intended to address (i) the procedures to be used for a borrower to establish a defense to repayment; (ii) the criteria that ED will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans; (iii) the standards and procedures that ED will use to determine the liability of the institution participating in the Federal Direct Loan Program for amounts based on borrower defenses; (iv) the effect of borrower defenses on institutional capability assessments; and (v) other loan discharges. The rulemaking committee is scheduled to meet beginning in January 2016. We are unable to predict when ED may ultimately issue regulations on these topics, the result of any other current or future rulemakings or the impact of such rulemakings on our business.

Index

On October 27, 2015, ED announced the publication of final regulations governing the Federal Direct Loan Program to create a new income-contingent repayment plan in accordance with the President’s initiative to allow more Federal Direct Loan borrowers to cap their loan payments at 10 percent of their monthly incomes. This new income-contingent repayment plan, called the Revised Pay As You Earn repayment plan, or REPAYE plan, will be available beginning in December 2015 to all Direct Loan student borrowers regardless of when the borrower took out the loans. In addition, the regulations, which are generally effective July 1, 2016, implement changes to the Federal Family Education Loan Program, or FFEL Program, and Direct Loan Program regulations to streamline and enhance existing processes and provide additional support to struggling borrowers, including, among other things, establishing new procedures for FFEL Program loan holders to identify servicemembers who may be eligible for benefits under the Servicemembers Civil Relief Act. Also, the regulations expand the circumstances under which an institution could challenge or appeal a draft or final cohort default rate, beginning in February 2017. We cannot predict the extent to which the final regulations will impact our institutions, nor can we predict possible regulatory burdens and costs.

On October 27, 2015, ED announced the publication of final regulations to amend ED's cash management regulations, which we refer to as the Cash Management Regulations. The Cash Management Regulations go into effect on July 1, 2016. Among other topics, the Cash Management Regulations address arrangements between postsecondary institutions and financial account providers to disburse Title IV Program credit balances to students, including through the use of debit or prepaid cards. The Cash Management Regulations require institutions to establish a process to facilitate student choice in how students receive Title IV Program federal student financial aid credit balances; limit the personally identifiable information about students that may be shared with financial account providers; and require institutions to obtain student consent before opening an account in the student’s name. Under the Cash Management Regulations, an institution that has entered into an arrangement with a financial account provider must mitigate certain fees incurred by Title IV aid recipients, and certain types of fees are prohibited. The Cash Management Regulations require that contracts governing arrangements with financial account providers be publicly disclosed and evaluated in light of the best financial interests of students. The Cash Management Regulations also make other changes to requirements for the institutional administration of Title IV Programs, including by clarifying how previously passed coursework is treated for Title IV eligibility purposes, altering the requirements for converting clock hours to credit hours, and updating other provisions in ED’s cash management regulations. For example, the Cash Management Regulations establish a requirement that institutions participating in the Title IV Programs under the reimbursement or heightened cash monitoring payment methods must pay any credit balance due to a student before seeking reimbursement or a request for funds, respectively. The Cash Management Regulations also specify the circumstances under which an institution may include the cost of books and supplies as part of institutional tuition and fees charged to a student, such as if the institution has made arrangements with publishers to obtain books at below-market rates or if books or electronic course materials are not available elsewhere. The Cash Management Regulations also expand the group of students to whom an institution must provide a way to obtain or purchase, by the seventh day of a payment period, the books and supplies applicable to the payment period. Previously, an institution was required to provide such assistance only to students who receive Pell Grants, but under the Cash Management Regulations, an institution will be required to provide such assistance to any student who is eligible for Title IV Program aid. Our institutions utilize a third party servicer to provide services related to the disbursement of Title IV financial aid credit balance refunds. We are currently unable to predict the impact that compliance with the Cash Management Regulations might have on our operations and operating results.

President Obama directed ED to develop and publish a new college ratings system by the 2015-2016 school year. On December 19, 2014, ED issued a framework for the college ratings system. On June 25, 2015, ED stated that in lieu of creating its previously announced college ratings system, it would instead create a consumer-driven website that will allow users to compare colleges based on measures that may be of importance to them. In September 2015, ED publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. We do not believe the College Scorecard is an appropriate indicator of APUS's graduation rate because the College Scorecard's graduation rate only includes the performance of first time, full-time freshman which represents less than approximately 1% of all APUS students. Furthermore, substantially all of the other College Scorecard measures are based on financial aid students who represent a minority of APUS's students. We cannot predict the extent to which the College Scorecard may impact our institution's enrollments, reputation, or operating results.

On September 30, 2015, the U.S. Congress enacted a continuing resolution to extend funding for the federal government, including the Department of Defense, or DoD, through December 11, 2015; however, if funding is not extended beyond that date a government shutdown could occur resulting in a suspension of DoD tuition assistance programs. A government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations and financial condition.

We cannot predict the extent to which the aforementioned regulatory or legislative activity or any other potential regulatory or legislative activity may impact our institutions, nor can we predict the possible associated burdens and costs.

Index

Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report and the Risk Factors section of this Quarterly Report.

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON.

Summary of Results

Net course registrations at our APEI Segment decreased 6.0% and 6.4% for the three and nine month periods ended September 30, 2015, respectively, over the comparable prior year periods. Enrollment at HCON as of September 30, 2015 increased approximately 3.1% as compared to the same date in 2014.

For the three month period ended September 30, 2015, our consolidated revenue decreased from $84.7 million to $76.3 million, or by 9.9%, over the comparable prior year period. Our operating margins decreased from 17.2% to 13.9% for the three month period ended September 30, 2015, over the comparable prior year period. For the nine month period ended September 30, 2015, our consolidated revenue decreased from $258.7 million to $242.0 million, or by 6.5%, over the comparable prior year period. Our operating margins decreased from 18.3% to 15.1% for the nine month period ended September 30, 2015, over the comparable prior year period.

For the three month period ended September 30, 2015, APEI Segment revenue decreased from $77.2 million to $69.2 million, or by 10.3%, over the comparable prior year period. APEI Segment operating margins decreased from 18.1% to 14.5% for the three month period ended September 30, 2015, over the comparable prior year period. For the nine month period ended September 30, 2015, APEI Segment revenue decreased from $236.8 million to $219.3 million, or by 7.4%, over the comparable prior year period. APEI Segment operating margins decreased from 19.0% to 15.6% for the nine month period ended September 30, 2015, over the comparable prior year period.

For the three month period ended September 30, 2015, HCON Segment revenue decreased from $7.5 million to $7.1 million, or by 6.1%, over the comparable prior year period. HCON Segment operating margins decreased from 9.1% to 6.6% for the three month period ended September 30, 2015, over the comparable prior year period. For the nine month period ended September 30, 2015, HCON Segment revenue increased from $21.9 million to $22.7 million, or by 3.7%, over the comparable prior year period. HCON Segment operating margins increased from 9.9% to 10.5% for the nine month period ended September 30, 2015, over the comparable prior year period. We believe the decrease in revenue in our HCON Segment for the three month period ended September 30, 2015 was primarily due to decreased enrollment in HCON's ADN program as a result of strengthened completion requirements in the Practical Nursing program which is the primary source of new ADN students and the addition of night and weekend courses, which has resulted in students taking fewer total courses each academic term as some students that would otherwise have studied on a full-time basis are now pursuing courses on a part-time basis. We believe that the negative revenue impact could continue in future periods.

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

Index

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCON Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has been experiencing rapid changes due to technological developments, evolving student needs, regulatory challenges, an uncertain economy, and increased competition. We believe that these factors have contributed to a decline in enrollments at our institutions and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the “Overview” section of this Management's Discussion and Analysis, that we believe may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful and cannot guarantee that we will be able to reverse our revenue decline or the negative trend in our results of operations. We believe that our new admissions process, for instance, may be contributing to a decline in APUS's net course registrations and cannot predict how the new admissions process may impact our results of operations, cash flows, and financial condition. Further, although we cannot predict what adjustments may be necessary or costs that may be incurred as a result of a decline in enrollments and revenue, any such adjustments and costs may have an adverse impact on our results of operations or financial condition. In the quarter ending December 31, 2015, we anticipate that we will incur a charge of approximately $1.8 million in connection with workforce realignment, which we anticipate will result in approximately $3.0 million in savings in the year ending December 31, 2016. We also anticipate that we will write-off approximately $1.4 million in information technology assets in our APEI Segment during the three months ending December 31, 2015. For more information on the potential risks associated with these initiatives and our operations more generally please refer to the Risk Factors sections in our Annual Report and in this Quarterly Report on Form 10-Q.

Our consolidated results for the three and nine months ended September 30, 2015 and 2014 reflect the operations of our APEI and HCON Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Condensed Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.2	36.2	36.8	35.6
Selling and promotional	18.4	21.2	19.5	20.1
General and administrative	23.1	20.6	22.7	21.4
Depreciation and amortization	6.4	4.8	5.9	4.6
Total costs and expenses	86.1	82.8	84.9	81.7

Income from operations before interest income and income taxes	13.9	17.2	15.1	18.3
Interest income	—	0.1	—	0.1

Income from operations before income taxes	13.9	17.3	15.1	18.4
Income tax expense	5.0	6.9	5.8	7.1
Net Income	8.9%	10.4%	9.3%	11.3%

Index

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. Our consolidated revenue for the three months ended September 30, 2015 was $76.3 million, a decrease of $8.4 million, or 9.9%, compared to $84.7 million for the three months ended September 30, 2014. The revenue decrease was a result of a 6.0% decrease in net course registrations in our APEI Segment, and a decrease in revenue in our HCON Segment. We believe that the decrease in the APEI Segment's net course registrations for the three months ended September 30, 2015 was primarily attributable to increased competition for students and to challenges in the military market, as well as to our new admissions process and a more targeted and narrower geographical approach to marketing. We believe the decrease in revenue in our HCON Segment was primarily due to decreased enrollment in HCON's ADN program as a result of strengthened completion requirements in the Practical Nursing program which is the primary source of ADN students and the addition of night and weekend courses, which has resulted in students taking fewer total courses each academic term as some students that would otherwise have studied on a full-time basis are now pursuing courses on a part-time basis.

Costs and expenses. Costs and expenses for the three months ended September 30, 2015 were $65.8 million, a decrease of $4.3 million, or 6.1%, compared to $70.1 million for the three months ended September 30, 2014. The decrease in costs and expenses was primarily due to a decrease in selling and promotional expenses in our APEI Segment. Costs and expenses as a percentage of revenue increased to 86.1% for the three months ended September 30, 2015, from 82.8% for the three months ended September 30, 2014. Our costs and expenses as a percentage of revenue increased primarily due to our revenue decreasing at a rate greater than the decrease in costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2015 were $29.2 million, representing a decrease of 4.6% from $30.6 million for the three months ended September 30, 2014. The decrease in instructional costs and services expenses was primarily the result of a decrease in course material expenses due to lower net course registrations in our APEI Segment. Instructional costs and services expenses as a percentage of revenue were 38.2% for the three months ended September 30, 2015, compared to 36.2% for the three months ended September 30, 2014. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our APEI Segment's instructional costs and services expenses declining at a rate lower than the decline in revenue.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2015 were $14.1 million, representing a decrease of 21.2% from $17.9 million for the three months ended September 30, 2014. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses in our APEI Segment. Selling and promotional expenses as a percentage of revenue decreased to 18.4% for the three months ended September 30, 2015, from 21.2% for the three months ended September 30, 2014. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to our APEI Segment's selling and promotional expenses declining at a rate greater than the decline in revenue.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2015 were $17.7 million, representing an increase of 1.7% from $17.4 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, bad debt expense decreased to $2.6 million, or 3.4% of revenue, compared to $4.3 million, or 5.0% of revenue in the prior year period. The increase in general and administrative expenses was a result of increased expenses in our HCON Segment. General and administrative expenses as a percentage of revenue increased to 23.1% for the three months ended September 30, 2015, from 20.6% for the three months ended September 30, 2014. The increase in general and administrative expenses as a percentage of revenue was primarily due to our consolidated revenue declining while our APEI Segment's general and administrative expenses remained stable and our HCON Segment's general and administrative expenses increased.

Depreciation and amortization. Depreciation and amortization expenses were $4.9 million for the three months ended September 30, 2015, compared with $4.1 million for the three months ended September 30, 2014, representing an increase of 19.5%. This increase was the result of increased capital expenditures and higher depreciation and amortization on a larger fixed asset base in our APEI Segment. Depreciation and amortization expenses as a percentage of revenue increased to 6.4% for the three months ended September 30, 2015, from 4.8% for the three months ended September 30, 2014. The increase in depreciation and amortization expenses as a percentage of revenue was primarily due to our APEI Segment's depreciation and amortization expenses increasing while revenue declined.

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.3 million in the aggregate for each of the three months ended September 30, 2015 and September 30, 2014.

Index

Income tax expense. We recognized income tax expense for the three months ended September 30, 2015 and September 30, 2014 of $3.8 million and $5.9 million, respectively, or effective tax rates of 36.0% and 39.9%, respectively. This decrease in our effective tax rate is primarily due to a change in the apportionment of state taxes.

Net income. Our net income was $6.8 million for the three months ended September 30, 2015, compared to net income of $8.8 million for the three months ended September 30, 2014, a decrease of $2.0 million, or 22.7%. This decrease was related to the factors discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue. Our consolidated revenue for the nine months ended September 30, 2015 was $242.0 million, a decrease of $16.7 million, or 6.5%, compared to $258.7 million for the nine months ended September 30, 2014. The revenue decrease was a result of a 6.4% decrease in net course registrations in our APEI Segment, partially offset by an increase in revenue in our HCON Segment. We believe that the decrease in the APEI Segment's net course registrations for the nine months ended September 30, 2015 was primarily attributable to increased competition for students and to challenges in the military market, as well as to our new admissions process and a more targeted and narrower geographical approach to marketing.

Costs and expenses.  Costs and expenses for the nine months ended September 30, 2015 were $205.4 million, a decrease of $6.1 million, or 2.9%, compared to $211.5 million for the nine months ended September 30, 2014. The decrease in costs and expenses was primarily due to a decrease in selling and promotional expenses partially offset by an increase in depreciation and amortization expenses. Costs and expenses as a percentage of revenue increased to 84.9% for the nine months ended September 30, 2015 from 81.7% for the nine months ended September 30, 2014. Our costs and expenses as a percentage of revenue increased primarily due to our revenue decreasing at a rate greater than the decrease in costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2015 were $89.1 million, representing a decrease of 3.4% from $92.2 million for the nine months ended September 30, 2014. The decrease in instructional costs and services expenses was primarily the result of decreases in compensation and course material expenses in our APEI Segment due to lower net course registrations. Instructional costs and services expenses as a percentage of revenue were 36.8% for the nine months ended September 30, 2015, compared to 35.6% for the nine months ended September 30, 2014. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our instructional costs and services expenses declining at a rate lower than the decline in revenue.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2015 were $47.2 million, representing a decrease of 9.2% from $52.0 million for the nine months ended September 30, 2014. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses in our APEI Segment, partially offset by an increase in selling and promotional expenses in our HCON Segment. Selling and promotional expenses as a percentage of revenue decreased to 19.5% for the nine months ended September 30, 2015 from 20.1% for the nine months ended September 30, 2014. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses declining at a rate greater than revenue in our APEI Segment.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2015 were $54.9 million, representing a decrease of 0.9% from $55.4 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, bad debt expense decreased to $10.7 million, or 4.4% of revenue, compared to $14.2 million, or 5.5% of revenue in the prior year period. The decrease in general and administrative expenses was primarily a result of the decrease in bad debt expense, which was partially offset by increased expenses related to financial aid processing and information technology maintenance in our APEI Segment. General and administrative expenses as a percentage of revenue increased to 22.7% for the nine months ended September 30, 2015 from 21.4% for the nine months ended September 30, 2014. The increase in general and administrative expenses as a percentage of revenue was primarily due to our general and administrative expenses declining at a rate lower than the decline in revenue.

Depreciation and amortization. Depreciation and amortization expenses were $14.2 million for the nine months ended September 30, 2015, compared with $11.9 million for the nine months ended September 30, 2014, representing an increase of 19.3%. This increase was the result of increased capital expenditures and higher depreciation and amortization on a larger fixed asset base in our APEI Segment. Depreciation and amortization expenses as a percentage of revenue increased to 5.9% for the nine months ended September 30, 2015 from 4.6% for the nine months ended September 30, 2014. The increase in depreciation and amortization expenses as a percentage of revenue was primarily due to our APEI Segment's depreciation and amortization expenses increasing while revenue declined.

Index

Stock-based and other compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $4.1 million and $3.7 million in the aggregate for the nine months ended September 30, 2015 and September 30, 2014, respectively. This represents an increase of approximately 10.6%. This increase resulted primarily from a higher number of employees being eligible for stock-based compensation.

Income tax expense. We recognized income tax expense for the nine months ended September 30, 2015 and September 30, 2014 of $14.0 million and $18.4 million, respectively, or effective tax rates of 38.2% and 38.7%, respectively. This decrease in our effective tax rate is primarily due to a change in the apportionment of state taxes.

Net income. Our net income was $22.6 million for the nine months ended September 30, 2015, compared to net income of $29.1 million for the nine months ended September 30, 2014, a decrease of $6.5 million, or 22.3%. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
American Public Education Segment	$69,233	$77,191	$219,263	$236,834
Hondros College of Nursing Segment	7,058	7,516	22,735	21,889
Total Revenue	$76,291	$84,707	$241,998	$258,723
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$10,049	$13,964	$34,179	$45,043
Hondros College of Nursing Segment	463	683	2,380	2,164
Total income from continuing operations before interest income and income taxes	$10,512	$14,647	$36,559	$47,207

APEI Segment

For the three months ended September 30, 2015, the $8.0 million decrease to approximately $69.2 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations decreased to 94,164 during the three months ended September 30, 2015, a decrease of 6.0% compared to the same period in 2014. Income from continuing operations before interest income and income taxes was $10.0 million during the three months ended September 30, 2015, a decrease of 28.6% compared to the same period of 2014, primarily as a result of the decrease in revenue due to lower net course registrations partially offset by reductions in expenses.

For the nine months ended September 30, 2015, the $17.5 million decrease to approximately $219.3 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations decreased to 282,758 during the nine months ended September 30, 2015, a decrease of 6.4% compared to the same period of 2014. Income from continuing operations before interest income and income taxes was $34.2 million during the nine months ended September 30, 2015, a decrease of 24.0% compared to the same period of 2014, primarily as a result of the decrease in revenue due to lower net course registrations partially offset by reductions in expenses.

HCON Segment

For the three months ended September 30, 2015, the $0.4 million decrease to approximately $7.1 million in revenue in our HCON Segment was primarily due to the introduction of night and weekend courses where students tend to enroll in fewer courses in each academic term because they are pursuing studies on a part-time basis, as opposed to a full-time basis, and to decreased enrollments in our ADN program. Income from continuing operations before interest income and income taxes

Index

was approximately $0.5 million during the three months ended September 30, 2015, a decrease of 32.2% compared to the same period of 2014 as a result of expenses decreasing at a lower rate than revenue. The decrease in income from continuing operations before interest income and income taxes was partially related to the reduction in revenue due to lower ADN program enrollments and the introduction of night and weekend programs in our HCON Segment, which also negatively impacted the HCON Segment’s margins during the period. The addition of night and weekend programs could also negatively impact the HCON Segment’s results of operations in future periods.

For the nine months ended September 30, 2015, the $0.8 million increase to approximately $22.7 million in revenue in our HCON Segment was primarily attributable to increased student enrollments and an increase in tuition. Income from continuing operations before interest income and income taxes was approximately $2.4 million during the nine months ended September 30, 2015, an increase of 10.0% compared to the same period of 2014, as a result of increased revenue.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the nine months ended September 30, 2015 and September 30, 2014 primarily through cash provided by operating income. Cash and cash equivalents were $113.8 million and $115.6 million at September 30, 2015 and December 31, 2014, respectively, representing a decrease of $1.8 million, or 1.6%. Cash and cash equivalents at September 30, 2015 increased by $5.2 million, or 4.8%, as compared to September 30, 2014.

We derive a significant portion of our revenue from our participation in ED's Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course. Another significant source of revenue is derived from tuition assistance programs from the Department of Defense. Generally, these funds are received within 60 days of the start of the courses to which they relate. These factors, together with the number of courses starting each month, affect our operating cash flow.

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

Operating Activities

Net cash provided by operating activities was $42.8 million and $47.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The decrease in cash from operating activities was primarily related to a decrease in net income.

Investing Activities

Net cash used in investing activities was $21.1 million and $18.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. This increase was primarily related to an increase in capital expenditures, partially offset by a decrease in cash used for minority equity investments.

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

Index

Financing Activities

Net cash used in financing activities was $23.5 million and $15.0 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase in cash used in financing activities for the nine months ended September 30, 2015 was primarily related to more cash being expended for the repurchase of our common stock. For the nine month period ended September 30, 2015, we repurchased 793,669 shares under the Board authorized repurchase program in the amount of $21.6 million, and an additional $1.5 million was used in connection with the deemed repurchase of shares from employees who forfeited shares to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. For additional information on our repurchases of our common stock please refer to “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2015.

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2015. We maintain our cash and cash equivalents in bank deposit accounts, which may exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. As of September 30, 2015, a 10% increase or decrease in interest rates would not have had a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended September 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Index

On June 8, 2015, ED issued a fact sheet where it announced debt relief mechanisms that it asserts are designed to hold for-profit institutions accountable. The announcement specifically addresses debt relief for students at Corinthian Colleges' schools that closed and Corinthian Colleges' schools that did not close, but the fact sheet is framed more broadly. In the fact sheet, ED discusses the ability to discharge federal student loans, which we refer to as Federal Loans, when an institution closes. Generally, pursuant to ED's regulations, when an institution closes, students are eligible to discharge their Federal Loans if they were attending the institution when it closed or had withdrawn within 120 days of the closing date. ED also points out that ED regulations provide Federal Loan recipients with a defense against an attempt to collect their Federal Loans based on an act or omission of the institution that would give rise to a cause of action under applicable state law. ED indicates that such provision has “rarely been used in the past” and that it is taking “unprecedented action” with respect to Corinthian Colleges' students to extend debt relief to such students wherever possible. In the fact sheet ED also announced plans to develop new regulations to “clarify and streamline loan forgiveness” under the loan discharge provision. The failure of our institutions to comply with state laws may result in liability to, or remedial action against, our institutions, including recoupment by ED of discharged student loan funds under the defense to repayment provisions. The assertion of any claims by our institutions' students under the “defense to repayment” provisions and any resulting remedial action, or any recoupment by ED of discharged student loan funds pursuant to the defense to repayment provisions could damage our reputation in the industry and have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

On October 20, 2015, ED announced that it would establish a new negotiated rulemaking committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Loan Program (“borrower defenses”) and the consequences of such borrower defenses for borrowers, institutions, and ED. ED further announced that the rulemaking committee is intended to address (1) the procedures to be used for a borrower to establish a defense to repayment; (2) the criteria that ED will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Loans; (3) the standards and procedures that ED will use to determine the liability of the institution participating in the Federal Loan Program for amounts based on borrower defenses; (4) the effect of borrower defenses on institutional capability assessments; and (5) other loan discharges. The rulemaking committee is scheduled to meet beginning in January 2016. We are unable to predict when ED may ultimately issue regulations on these topics. If ED determines that borrowers of Federal Loans who attended our institutions have a defense to repayment of their Federal Loans based on a state law claim, the repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

On June 25, 2015, ED stated that in lieu of creating its previously announced college ratings system, it will instead create a consumer-driven website that will allow users to compare colleges based on measures that may be of importance to them. In September 2015, ED publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. We cannot predict the extent to which the College Scorecard may impact our institution's enrollments, reputation, or operating results.

On October 27, 2015, ED announced the publication of final regulations to amend ED's cash management regulations, which we refer to as the Cash Management Regulations. The Cash Management Regulations go into effect on July 1, 2016. Among other topics, the Cash Management Regulations address arrangements between postsecondary institutions and financial account providers to disburse Title IV Program credit balances to students, including through the use of debit or prepaid cards. The Cash Management Regulations require institutions to establish a process to facilitate student choice in how students receive Title IV Program federal student financial aid credit balances; limit the personally identifiable information about students that may be shared with financial account providers; and require institutions to obtain student consent before opening an account in the student’s name. Under the Cash Management Regulations, an institution that has entered into an arrangement with a financial account provider must mitigate certain fees incurred by Title IV aid recipients, and certain types of fees are prohibited. The Cash Management Regulations require that contracts governing arrangements with financial account providers be publicly disclosed and evaluated in light of the best financial interests of students. The Cash Management Regulations also make other changes to requirements for the institutional administration of Title IV Programs, including by clarifying how previously passed coursework is treated for Title IV eligibility purposes, altering the requirements for converting clock hours to credit hours, and updating other provisions in ED’s cash management regulations. For example, the Cash Management Regulations establish a requirement that institutions participating in the Title IV Programs under the reimbursement or heightened cash monitoring payment methods must pay any credit balance due to a student before seeking reimbursement or a request for funds, respectively. The Cash Management Regulations also specify the circumstances under which an institution may include the cost of books and supplies as part of institutional tuition and fees charged to a student, such as if the institution has made arrangements with publishers to obtain books at below-market rates or if books or electronic course materials are not available elsewhere. Our institutions utilize a third party servicer to provide services related to the disbursement of Title IV financial aid credit balance refunds. We are currently unable to predict the impact that compliance with the Cash Management Regulations might have on our operations and operating results.

Index

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the nine month period ended September 30, 2015, we repurchased 793,669 shares of our common stock, par value $0.01 per share. The table below provides further details regarding our repurchases during the period (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2015 – January 31, 2015	—	$—	—	116,910	$15,027,043
February 1, 2015 – February 28, 2015	—	—	—	116,910	15,027,043
March 1, 2015 – March 31, 2015	100,000	31.69	100,000	66,910	13,442,543
April 1, 2015 – April 30, 2015	203,820	30.84	203,820	—	9,220,841
May 1, 2015 – May 31, 2015	200,000	25.59	200,000	—	4,102,131
June 1, 2015 – June 30, 2015	160,000	24.93	160,000	—	15,114,029
July 1, 2015 – July 31, 2015	—	—	—	—	15,114,029
August 1, 2015 – August 31, 2015	—	—	—	—	15,114,029
September 1, 2015 – September 30, 2015	129,849	23.15	129,849		12,107,835
Total	793,669	$27.17	793,669	—	$12,107,835

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

(3)
During the nine-month period ended September 30, 2015, we were deemed to have repurchased 43,607 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the Board authorized stock repurchase program described in the above notes.

Item 3. Defaults Upon Senior Securities

None.

Index

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

Index

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	November 9, 2015
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 9, 2015
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)