Form 10-Q
period 2016-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2016-05-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

 The total number of shares of common stock outstanding as of May 5, 2016 was 16,056,319.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$119,985	$105,734
Accounts receivable, net of allowance of $9,556 in 2016 and $13,012 in 2015	8,560	7,917
Prepaid expenses	6,830	10,746
Income tax receivable	981	—
Deferred income taxes	4,806	6,714
Total current assets	141,162	131,111
Property and equipment, net	108,005	109,281
Investments	17,465	15,915
Goodwill	38,634	38,634
Other assets, net	9,132	8,955
Total assets	$314,398	$303,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,171	$6,264
Accrued liabilities	17,937	14,808
Deferred revenue	25,898	29,727
Total current liabilities	51,006	50,799
Deferred income taxes	16,011	15,944
Total liabilities	67,017	66,743

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,055 issued and outstanding in 2016; 15,989 issued and outstanding in 2015	161	160
Additional paid-in capital	173,587	173,700
Retained earnings	73,633	63,293
Total stockholders’ equity	247,381	237,153
Total liabilities and stockholders’ equity	$314,398	$303,896

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenue	$83,966	$85,444
Costs and expenses:
Instructional costs and services	29,708	30,260
Selling and promotional	16,469	17,019
General and administrative	16,930	19,105
Depreciation and amortization	4,889	4,589
Total costs and expenses	67,996	70,973
Income from operations before interest income and income taxes	15,970	14,471
Interest income	37	10
Income before income taxes	16,007	14,481
Income tax expense	6,267	5,650
Equity investment income/(loss)	600	(38)
Net income	$10,340	$8,793
Net Income per common share:
Basic	$0.64	$0.51
Diluted	$0.64	$0.51
Weighted average number of common shares:
Basic	16,038,243	17,183,952
Diluted	16,171,424	17,353,529

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating activities
Net income	$10,340	$8,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,889	4,589
Stock-based compensation	1,502	1,394
Investment (income)/loss	(600)	38
Deferred income taxes	1,975	632
Other	279	25
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(643)	(3,111)
Prepaid expenses and other assets	4,031	(800)
Income tax receivable	(981)	82
Accounts payable	907	(4,778)
Accrued liabilities	2,182	346
Deferred revenue	(3,829)	(64)
Net cash provided by operating activities	20,052	7,146
Investing activities
Capital expenditures	(3,139)	(5,288)
Equity investment	(950)	—
Capitalized program development costs and other assets	(82)	(138)
Net cash used in investing activities	(4,171)	(5,426)
Financing activities
Cash paid for repurchase of common stock	(630)	(4,668)
Excess (tax)/tax benefit from stock-based compensation	(1,000)	(349)
Net cash used in financing activities	(1,630)	(5,017)
Net increase/(decrease) in cash and cash equivalents	14,251	(3,297)
Cash and cash equivalents at beginning of period	105,734	115,634
Cash and cash equivalents at end of period	$119,985	$112,337
Supplemental disclosure of cash flow information
Income taxes paid	$6,956	$5,285

The accompanying notes are an integral part of these consolidated financial statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 99,700 students through the operations of two subsidiary institutions:

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

The Company's operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities at APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON.

Note 2. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany transactions have been eliminated in consolidation. The interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in these interim Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Index

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach. Application will be required as of the beginning of the earliest comparative period presented. ASU 2016-02 requires lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Under ASU 2016-02, lessees may elect not to recognize lease liabilities and right-of-use assets for most leases with terms of 12 months or less. ASU 2016-02 requires lease liabilities to be measured at the present value of the lease payments over the lease term. ASU 2016-02 provides that right-of-use assets are measured based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Pursuant to ASU 2016-02, expenses related to finance leases will be the sum of interest on the lease obligation and amortization of the right-of use asset and expenses related to operating leases will generally be recognized on a straight-line basis.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards.

The Company is currently evaluating, but has not yet determined, the impact that implementation of these standards may have on its Consolidated Financial Statements and disclosures. There have been no other applicable material pronouncements issued since the filing of the Company's Annual Report.

Investments

In February 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 21.6% of its fully diluted equity. Fidelis Education offers a learning relationship management platform that has the goal of improving education advising and career mentoring services offered to students as they pursue college degrees. On February 1, 2016, the Company made an additional $950,000 investment in preferred stock of Fidelis Education increasing its investment in Fidelis Education to approximately 22% of its fully diluted equity. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Fidelis Education. The Company accounts for its investments in Fidelis Education under the equity method of accounting. Therefore, the Company recorded the investments at cost and recognizes its share of earnings or losses in Fidelis Education in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each subsidiary institution's program participation agreement with ED. Restricted cash on the Company's Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 was $3.6 million and $3.3 million, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Company's Consolidated Statements of Cash Flows because these restricted funds are related to a core activity of its operations.
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

Index

Concentration

APUS students utilize various payment sources and programs to finance educational expenses. These programs include funds from Department of Defense, or DoD, tuition assistance programs, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA education benefits, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s business, operations, financial condition and cash flows. A summary of APEI Segment revenue derived from APUS students by primary funding source for the three months ended March 31, 2016 and March 31, 2015 is included in the table below (unaudited).

	Three Months Ended March 31,
	2016	2015
Title IV programs	29%	33%
DoD tuition assistance programs	36%	35%
VA education benefits	22%	20%
Cash and other sources	13%	12%
HCON students also utilize various payment sources and programs to finance educational expenses, including Title IV programs and VA education benefits. For the three months ended March 31, 2016, approximately 85% of the HCON Segment’s revenue was derived from Title IV programs.
Note 3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were 250,834 anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2016, compared to 342,066 anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2015.

Note 4. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal and state tax purposes, the tax years from 2013 to 2015 remain open to examination.

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

Restricted Stock and Restricted Stock Unit Awards

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company's stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The table below summarizes the restricted stock and restricted stock unit awards activity for the three months ended March 31, 2016 (unaudited):

Index

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2015	293,419	$35.86
Shares granted	315,231	$15.64
Vested shares	(104,082)	$37.59
Shares forfeited	—	$—
Non-vested, March 31, 2016	504,568	$22.87

Option Awards

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

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2015	329,872	$33.65
Options granted	—	$—
Awards exercised	—	$—
Awards forfeited	(48,157)	$37.19
Outstanding, March 31, 2016	281,715	$33.04	1.27	$421

Exercisable, March 31, 2016	281,715	$33.04	1.27	$421

Index

Stock Based Compensation Expense

Stock-based compensation expense charged against income during the three month periods ended March 31, 2016 and 2015 is as follows (unaudited):

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Instructional costs and services	$430	$384
Selling and promotional	184	165
General and administrative	888	845
Stock-based compensation expense in operating income	1,502	1,394
Tax benefit	(595)	(574)
Stock-based compensation expense, net of tax	$907	$820

As of March 31, 2016, there was $9.4 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock and restricted stock units. The total remaining cost is expected to be recognized over a weighted average period of 2.2 years.

Note 6. Segment Information

The Company has two operating segments that are managed in the following reportable segments:

•American Public Education Segment, or APEI Segment; and

•Hondros College of Nursing Segment, or HCON Segment.

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Company's Chief Executive Officer. The Company's Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APEI Segment and HCON Segment.

Index

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue:
American Public Education Segment	$76,265	$77,452
Hondros College of Nursing Segment	7,701	7,992
Total Revenue	$83,966	$85,444
Depreciation and Amortization:
American Public Education Segment	$4,579	$4,315
Hondros College of Nursing Segment	310	274
Total Depreciation and Amortization	$4,889	$4,589
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$15,237	$13,316
Hondros College of Nursing Segment	733	1,155
Total income from continuing operations before interest income and income taxes	$15,970	$14,471
Interest Income, Net
American Public Education Segment	$37	$10
Hondros College of Nursing Segment	—	—
Total Interest Income, Net	$37	$10
Income Tax Expense
American Public Education Segment	$5,975	$5,193
Hondros College of Nursing Segment	292	457
Total Income Tax Expense	$6,267	$5,650
Capital Expenditures:
American Public Education Segment	$2,854	$5,247
Hondros College of Nursing Segment	285	41
Total Capital Expenditures	$3,139	$5,288

A summary of the Company’s consolidated assets by reportable segment is as follows (current period unaudited):

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)
	(In thousands)
Assets:
American Public Education Segment	$259,730	$250,118
Hondros College of Nursing Segment	54,668	53,778
Total Assets	$314,398	$303,896

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or “APEI,” and its subsidiary institutions collectively unless the context indicates otherwise. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this report and the audited financial information and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or the Annual Report.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements, including statements regarding our operations, performance and financial condition, strategic initiatives, and the regulatory and competitive environments affecting our business, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of the Annual Report, and in our various filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q in combination with the more detailed description of our business in the Annual Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 99,700 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Index

Our two wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities. APUS is an online university that includes American Military University, or AMU, and American Public University, or APU. APUS has regional institutional accreditation through the Higher Learning Commission, or the HLC. In 2011, the HLC reaffirmed APUS’s accreditation for a ten year period, with the next reaffirmation of accreditation occurring in 2021. In 2017, the HLC will visit APUS as part of a standard mid-cycle review. APUS has approximately 98,400 students and offers 100 degree programs and 97 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.

In April 2015, APUS implemented an admissions process requiring prospective students to complete a free, non-credit admissions assessment if they are not (i) active duty military or veteran applicants; (ii) graduates of certified federal, state or local law enforcement or public safety academies; or (iii) students with at least nine hours of transfer credit from an accredited institution with a grade of “C” or better for each course. Since initial implementation, APUS has undertaken projects to optimize the application and assessment process, which is anticipated to be substantially completed during 2016. We believe that the decline in APUS's net course registrations may be partially due to the new admissions process and cannot predict how the new admissions process or any optimizations may impact our results of operations, cash flows, and financial condition.

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

In June 2015, the U.S. Army reported that, by September 30, 2017, it plans to reduce its troop count by 40,000 and its civilian employee count by 17,000. These reductions were expected, but the timeline for implementation has been advanced by one year. We cannot predict the timing or full extent of reductions in the size of the U.S. Military, but any such reductions may have an adverse impact on APUS’s net course registrations, our results of operations, cash flows, and financial condition.

In September 2015, APUS changed the method by which it disburses aid under Title IV programs from a single disbursement method to a multiple disbursement method for first-time APUS undergraduate students.

In December 2015, the U.S. Army implemented its new enrollment management tool that members of the Army must use to access Department of Defense, or DoD, tuition assistance. Members of the Army experienced various issues with the new enrollment management tool, including difficulty selecting APUS as an institution. We believe that the issues encountered with the Army’s new enrollment management tool may negatively impact APUS’s enrollments and net course registrations during 2016.

On December 14, 2015, we issued a press release announcing that APUS had commenced a search for a new president in connection with an anticipated organizational realignment. After the identification of his successor,

Index

APUS President and Chief Executive Officer Dr. Wallace E. Boston will focus on his position as Chief Executive Officer of APEI, providing strategic and leadership support to APUS, HCON, and other APEI ventures. This transition, and the related anticipated organizational realignment, may result in us incurring additional costs, and may cause strategic or operational challenges for us, the impact of which could adversely affect our business, financial condition, results of operations, and cash flows.

Information technology systems are an essential part of the APUS student experience and our business operations, and we continue to invest in technology operations and enhancements to support our systems and mission and continually evaluate whether it is appropriate to make significant changes, modifications or upgrades. These types of changes are not without risk to our operations and financial results. We continually evaluate our Partnership At a DistanceTM system, APUS's platform for interacting with APUS's students, for possible changes and upgrades, and such changes and upgrades may result in us incurring significant costs that could affect our financial results in the near term. These investments may result in an increased level of spending, not all of which can be capitalized.

In 2016, we expect APUS to evaluate repositioning select degree programs by implementing differentiated pricing, primarily to better align the tuition of certain programs with higher market demand. We cannot predict whether and when APUS may implement this change or how the implementation of tuition pricing by program would impact our net course registrations, results of operations, cash flows, and financial condition.

In late March 2016, APUS eliminated its Transfer Credit Evaluation Fee. For the year ended December 31, 2015, APUS recorded approximately $0.4 million in revenue related to the Transfer Credit Evaluation Fee.

For more information on the potential risks associated with these APUS initiatives and APUS more generally, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare communities. HCON’s programs are offered in a quarterly format to approximately 1,300 students.

HCON offers a Diploma in Practical Nursing and an Associate Degree in Nursing at its Ohio campuses, which are located in the suburban areas of Cincinnati, Cleveland, Columbus, and Dayton. HCON also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN Program, predominantly to students in Ohio. HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, through December 2016, and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education, through June 2018. During the first quarter of 2016, ACICS conducted a site visit at each of HCON’s campuses as part of ACICS’ evaluation of HCON’s application for renewal of accreditation. ACICS has notified HCON that its Cincinnati and Dayton campus's accreditation have been renewed through December 31, 2021 and that its Columbus campus's accreditation has been renewed through December 31, 2022. ACICS has continued accreditation of HCON's Cleveland campus through December 31, 2016 and deferred further action on the Cleveland campus's application for renewal of accreditation until August 2016 pending HCON's submission of a requested additional report. HCON’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN Program is approved by the Ohio Department of Higher Education. In addition, the Diploma in Practical Nursing and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing.

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

Index

We believe HCON's enrollment and revenue have been negatively impacted as a result of strengthened completion requirements in its Diploma in Practical Nursing program, which is the primary source of students for its Associate Degree in Nursing program, and the addition of night and weekend courses, which has resulted in students taking fewer total courses each academic term as some students that would otherwise have studied on a full-time basis are now pursuing courses on a part-time basis. Additionally, in January 2016, HCON implemented curriculum changes that caused recruiting challenges, which we believe resulted in fewer students choosing to pursue their studies at HCON; we are unable to predict whether this trend may continue.

As more fully explained in our Annual Report, the State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA member states agree to impose no additional (non-SARA) authorization requirements on institutions from other SARA states. In April 2016, HCON's application to be an institutional participant in SARA was accepted by the Ohio Department of Higher Education and the National Council for State Authorization Reciprocity Agreements. HCON's participation in SARA has the potential to help expand HCON's opportunity to market its online programs.

Regulatory and Legislative Activity

On October 20, 2015, ED announced that it would establish a new negotiated rulemaking committee to develop proposed regulations for determining which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (“borrower defenses”) and the consequences of such borrower defenses for borrowers, institutions, and ED. ED further announced that the rulemaking committee is intended to address (i) the procedures to be used for a borrower to establish a defense to repayment; (ii) the criteria that ED will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans; (iii) the standards and procedures that ED will use to determine the liability of the institution participating in the Federal Direct Loan Program for amounts based on borrower defenses; (iv) the effect of borrower defenses on institutional capability assessments; and (v) other loan discharges. The rulemaking committee met three times between January and March 2016, but was unable to reach consensus on all issues. During the meetings the rulemaking committee discussed the possibility of prohibiting arbitration provisions and provisions prohibiting class-action lawsuits in student enrollment agreements. No agreements were reached on certain issues related to borrower defenses, including standards for discharge of a loan obligation, borrower defenses, and remedial actions; false certification; and institutional financial responsibility, including agreements between an eligible institution and ED for participation in the Direct Loan Program such as an agreement that an institution would not compel mandatory arbitration of claims filed by students. As the committee was not able to reach consensus on all issues, ED is not obligated to use any of the negotiated language in its Notice of Proposed Rulemaking. The effective date of any final regulations cannot be determined at this time, but final regulations promulgated by November 1, 2016 would likely be effective July 1, 2017. We are unable to predict when ED may ultimately issue regulations on these topics or what such regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. If ED determines that borrowers of Federal Direct Loans who attended our institutions have a defense to repayment of their Federal Direct Loans based on a state law claim, the repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

Pursuant to provisions of the Higher Education Act of 1965, as amended, ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in the Title IV programs. The National Advisory Committee on Institutional Quality and Integrity, or NACIQI, is charged with advising the Secretary of Education on whether to recognize accrediting agencies for federal purposes, including for participation in Title IV programs. On April 8, 2016, 13 state attorneys general sent ED and NACIQI a letter opposing the renewal of ACICS's status as a recognized accreditor and urging ED to revoke ACICS's status as a recognized accreditor. HCON is institutionally accredited by ACICS; the letter from the attorneys general criticized ACICS in relation to several institutions but did not name HCON. NACIQI is scheduled to review ACICS's application for renewal of recognition in June 2016. If ED ceased to recognize ACICS for any reason, HCON would not be eligible to participate in Title IV programs, unless HCON was accredited by another accrediting agency recognized by ED, or ED continued to certify the eligibility of the institution to participate in Title IV programs. ED may continue to certify an institution for a period no longer than 18 months after the date its accreditor's recognition ceases. The ineligibility of HCON to participate in Title IV programs would have a material adverse effect on our financial condition. Additional information regarding accreditation and related regulatory requirements is available in our Annual Report.

Index

We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report.

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON.

Summary of Results

For the three month period ended March 31, 2016, our consolidated revenue decreased from $85.4 million to $84.0 million, or by 1.6%, over the comparable prior year period. Our operating margins increased from 16.8% to 19.0% for the three month period ended March 31, 2016, over the comparable prior year period.

For the three month period ended March 31, 2016, APEI Segment revenue decreased from $77.5 million to $76.3 million, or by 1.5%, over the comparable prior year period. Net course registrations at APUS decreased 3.8% for the three month period ended March 31, 2016, over the comparable prior year period. APEI Segment operating margins increased from 17.2% to 20.0% for the three month period ended March 31, 2016, over the comparable prior year period.

For the three month period ended March 31, 2016, HCON Segment revenue decreased from $8.0 million to $7.7 million, or by 3.8%, over the comparable prior year period. Enrollment at HCON as of March 31, 2016 decreased approximately 17.0% as compared to the same date in 2015. HCON Segment operating margins decreased from 14.5% to 9.5% for the three month period ended March 31, 2016, over the comparable prior year period.

We believe these changes in revenue and operating margins are primarily due to the factors discussed below in the “Results of Operations” section of this Management's Discussion and Analysis.

Critical Accounting Policies and Use of Estimates

For information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the year ending December 31, 2016, our Compensation Committee approved an annual incentive arrangement generally applicable to senior management employees, with the aggregate amount of any awards payable dependent upon the achievement of certain Company financial and operational goals as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determinations regarding incentive awards is not expected to be made until after the results for the year ending December 31, 2016 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We recognized an aggregate of approximately $0.8 million of expense during the three month period ended March 31, 2016 associated with our 2016 incentive-based compensation plan.

Index

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCON Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has experienced rapid changes due to technological developments, evolving student needs, regulatory challenges, an uncertain economy, and increased competition. We believe that these factors have contributed to a decline in enrollments at our institutions and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the “Overview” section of this Management's Discussion and Analysis, that we believe may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful and cannot guarantee that we will be able to reverse our revenue decline. We believe that our new admissions process, for instance, may be contributing to a decline in APUS's net course registrations and cannot predict how the new admissions process or optimizations to the admissions process may impact our results of operations, cash flows, and financial condition. We also believe that HCON's change to its curriculum, and other changes it has made in an attempt to increase academic achievement, may be negatively impacting our HCON Segment's results of operations. Although we cannot predict what adjustments may be necessary or costs that may be incurred as a result of our institutions' decline in enrollments and revenue, any such adjustments and costs may have an adverse impact on our results of operations or financial condition. Additionally, charges may be incurred in the future as a result of asset write-offs, the acceleration of depreciation, workforce realignments, reductions in staff, and other initiatives. For more information on these initiatives, our operations, and related risk factors, please refer to our Annual Report and the “Overview” section of this Management's Discussion and Analysis.

Our consolidated results for the three months ended March 31, 2016 and 2015 reflect the operations of our APEI and HCON Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Condensed Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	35.4	35.5
Selling and promotional	19.6	19.9
General and administrative	20.2	22.4
Depreciation and amortization	5.8	5.4
Total costs and expenses	81.0	83.2

Income from operations before interest income and income taxes	19.0	16.8
Interest income	—	—

Income from operations before income taxes	19.0	16.8
Income tax expense	7.4	6.6
Equity investment gain/(loss)	0.7	(0.1)
Net Income	12.3%	10.1%

Index

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue. Our consolidated revenue for the three months ended March 31, 2016 was $84.0 million, a decrease of $1.4 million, or 1.6%, compared to $85.4 million for the three months ended March 31, 2015. The revenue decrease was a result of a 3.8% decrease in net course registrations in our APEI Segment partially offset by increased revenue from the 2015 tuition increase, and a decrease in revenue in our HCON Segment due to lower enrollments.

Costs and expenses. Costs and expenses for the three months ended March 31, 2016 were $68.0 million, a decrease of $3.0 million, or 4.2%, compared to $71.0 million for the three months ended March 31, 2015. The decrease in costs and expenses was primarily due to a decrease in our APEI Segment's bad debt expense and compensation costs. Costs and expenses as a percentage of revenue decreased to 81.0% for the three months ended March 31, 2016, from 83.2% for the three months ended March 31, 2015. The decrease in costs and expenses as a percentage of revenue was primarily due to our APEI Segment's expenses decreasing at a rate greater than our consolidated revenue.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2016 were $29.7 million, representing a decrease of 2.0% from $30.3 million for the three months ended March 31, 2015. The decrease in instructional costs and services expenses was primarily the result of a decrease in employee compensation expenses, and decreased course material expenses that resulted from lower net course registrations in our APEI Segment. Instructional costs and services expenses as a percentage of revenue were 35.4% for the three months ended March 31, 2016, compared to 35.5% for the three months ended March 31, 2015. The stability in instructional costs and services expenses as a percentage of revenue was primarily due to our instructional costs and services expenses decreasing at a rate similar to our consolidated revenue.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2016 were $16.5 million, representing a decrease of 2.9% from $17.0 million for the three months ended March 31, 2015. The decrease in selling and promotional expenses was primarily the result of decreases in employee compensation and advertising expenses. Selling and promotional expenses as a percentage of revenue decreased to 19.6% for the three months ended March 31, 2016, from 19.9% for the three months ended March 31, 2015. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to our selling and promotional expenses decreasing at a rate greater than our consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2016 were $16.9 million, representing a decrease of 11.5% from $19.1 million for the three months ended March 31, 2015. The decrease in general and administrative expenses was primarily related to bad debt expense decreasing during the three months ended March 31, 2016 to $2.1 million, or 2.5% of revenue, compared to $4.1 million, or 4.8% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 20.2% for the three months ended March 31, 2016, from 22.4% for the three months ended March 31, 2015. The decrease in general and administrative expenses as a percentage of revenue was primarily due to our expenses decreasing at a greater rate than our consolidated revenue.

Depreciation and amortization. Depreciation and amortization expenses were $4.9 million for the three months ended March 31, 2016, compared with $4.6 million for the three months ended March 31, 2015, representing an increase of 6.5%. This increase was the result of increased capital expenditures and higher depreciation and amortization on a larger fixed asset base in our APEI Segment. Depreciation and amortization expenses as a percentage of revenue increased to 5.8% for the three months ended March 31, 2016, from 5.4% for the three months ended March 31, 2015. The increase in depreciation and amortization expenses as a percentage of revenue was primarily due to our APEI Segment's depreciation and amortization expenses increasing while revenue declined.

Stock-based and other compensation expenses. Stock-based and other compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.5 million for the three months ended March 31, 2016 and $1.4 million for the three months ended March 31, 2015.

Income tax expense. We recognized income tax expense for the three months ended March 31, 2016 and March 31, 2015 of $6.3 million and $5.7 million, respectively, or effective tax rates of 37.7% and 39.1%, respectively. This decrease in our effective tax rate is primarily due to a change in the apportionment of state taxes.

Index

Equity investment income/(loss). For the three month period ended March 31, 2016, we recognized $0.6 million in equity investment income, which was primarily the result of $0.7 million in income related to our share of earnings from NWHW Holdings, Inc.'s favorable adjustment of its deferred tax asset valuation allowance. For further information regarding NWHW Holdings, Inc. and our other investments please refer to our Annual Report and “Note 2. Basis of Presentation, Notes to Consolidated Financial Statements” in this Quarterly Report.

Net income. Our net income was $10.3 million for the three months ended March 31, 2016, compared to net income of $8.8 million for the three months ended March 31, 2015, an increase of $1.5 million, or 17.0%. This increase was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue:
American Public Education Segment	$76,265	$77,452
Hondros College of Nursing Segment	7,701	7,992
Total Revenue	$83,966	$85,444
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$15,237	$13,316
Hondros College of Nursing Segment	733	1,155
Total income from continuing operations before interest income and income taxes	$15,970	$14,471

APEI Segment

For the three months ended March 31, 2016, the $1.2 million decrease to approximately $76.3 million in revenue in our APEI Segment was primarily attributable to lower net course registrations partially offset by increased tuition revenues as a result of the tuition increase discussed in the “Overview” section of this Management's Discussion and Analysis. Net course registrations at APUS decreased to approximately 95,800 during the three months ended March 31, 2016, a decrease of 3.8% compared to the same period in 2015. We believe that the decrease in APUS's net course registrations for the three months ended March 31, 2016 was primarily attributable to increased competition for students and challenges in the military market, as well as to our new admissions process. Income from continuing operations before interest income and income taxes in our APEI Segment was $15.2 million during the three months ended March 31, 2016, an increase of 14.3% compared to the same period of 2015, primarily as a result of the decrease in bad debt expense and compensation costs.

HCON Segment

We believe that the $0.3 million decrease to approximately $7.7 million in revenue in our HCON Segment for the three months ended March 31, 2016, was primarily due to HCON's January 2016 implementation of curriculum changes that caused recruiting challenges, which we believe resulted in certain students choosing not to pursue their studies at HCON. Income from continuing operations before interest income and income taxes was approximately $0.7 million during the three months ended March 31, 2016, a decrease of 36.5% compared to the same period of 2015 as a result of expenses increasing while revenue decreased.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the three months ended March 31, 2016 and March 31, 2015 primarily through cash provided by operating income. Cash and cash equivalents were $120.0 million and $105.7 million at March 31, 2016 and December 31, 2015, respectively, representing an increase of $14.3 million, or 13.5%. Cash and cash equivalents at March 31, 2016 increased by $7.6 million, or 6.8%, as compared to March 31, 2015.

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

We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. Capital expenditures could be higher in the future as a result of expenditures for technology or other business capabilities, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We expect that we will continue to make expenditures to invest in strategic opportunities and to enhance our business capabilities. We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. We may need additional capital in connection with any change in our current level of operations, including if we were to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

Operating Activities

Net cash provided by operating activities was $20.1 million and $7.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The increase in cash from operating activities was primarily related to changes in working capital due to the timing of payments and receipts, and higher net income.

Index

Investing Activities

Net cash used in investing activities was $4.2 million and $5.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively. This decrease was primarily related to a decrease in capital expenditures, partially offset by an increase in cash used for minority equity investments.

Cash used in investing activities for capital expenditures is primarily related to our APEI Segment and is for software development, including ongoing software development related to Partnership At a DistanceTM, which is our customized student information and services system, and computers and equipment to support staff. In February 2013, we made an investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 21.6% of its fully diluted equity. On February 1, 2016, we made an additional $950,000 investment in preferred stock of Fidelis Education increasing our investment to approximately 22% of its fully diluted equity. For additional information regarding our investment in Fidelis Education please refer to our Annual Report and “Note 2. Basis of Presentation, Notes to Consolidated Financial Statements” in this Quarterly Report.

Financing Activities

Net cash used in financing activities was $1.6 million and $5.0 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2016 was primarily related to less cash being expended for the repurchase of our common stock. For additional information on our repurchases of our common stock please refer to “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2016.

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2016. We maintain our cash and cash equivalents in bank deposit accounts, which may exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At March 31, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended March 31, 2016.

Index

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2016. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Index

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015, or the Annual Report, and all of the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three month period ended March 31, 2016, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2016 – January 31, 2016	—	$—	—	315,231	$148,008
February 1, 2016 – February 29, 2016	—	—	—	315,231	148,008
March 1, 2016 – March 31, 2016	—	—	—	315,231	148,008
Total	—	$—	—	315,231	$148,008

(1)
On December 9, 2011, our Board of Directors approved a stock repurchase program for our common stock, under which we may annually purchase up to the cumulative number of shares issued or deemed issued under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program may be suspended or discontinued at any time and will be funded using our available cash.

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

(3)
During the three month period ended March 31, 2016, we were deemed to have repurchased 38,629 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by the Company’s Board of Directors as described in footnotes 1 and 2 to this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	May 9, 2016
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 9, 2016
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)