Form 10-Q
period 2016-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2016-08-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

 The total number of shares of common stock outstanding as of August 8, 2016 was 16,072,482.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$124,092	$105,734
Accounts receivable, net of allowance of $8,546 in 2016 and $13,012 in 2015	6,464	7,917
Prepaid expenses	5,737	10,746
Income tax receivable	2,814	—
Deferred income taxes	4,010	6,714
Total current assets	143,117	131,111
Property and equipment, net	107,490	109,281
Investments	17,536	15,915
Goodwill	38,634	38,634
Other assets, net	8,635	8,955
Total assets	$315,412	$303,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,347	$21,072
Deferred revenue	21,927	29,727
Total current liabilities	44,274	50,799
Deferred income taxes	16,073	15,944
Total liabilities	60,347	66,743

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,072 issued and outstanding in 2016; 15,989 issued and outstanding in 2015	161	160
Additional paid-in capital	174,675	173,700
Retained earnings	80,229	63,293
Total stockholders’ equity	255,065	237,153
Total liabilities and stockholders’ equity	$315,412	$303,896

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenue	$76,745	$80,263	$160,711	$165,707
Costs and expenses:
Instructional costs and services	29,186	29,696	58,894	59,956
Selling and promotional	14,984	16,152	31,453	33,171
General and administrative	17,090	18,141	34,020	37,246
Depreciation and amortization	4,825	4,698	9,714	9,287
Total costs and expenses	66,085	68,687	134,081	139,660
Income from operations before interest income and income taxes	10,660	11,576	26,630	26,047
Interest income	37	31	74	41
Income before income taxes	10,697	11,607	26,704	26,088
Income tax expense	4,172	4,548	10,439	10,198
Equity investment income/(loss)	71	14	671	(24)
Net income	$6,596	$7,073	$16,936	$15,866
Net Income per common share:
Basic	$0.41	$0.42	$1.06	$0.93
Diluted	$0.41	$0.42	$1.05	$0.93
Weighted average number of common shares:
Basic	16,059,358	16,819,833	16,048,977	16,971,990
Diluted	16,195,713	16,922,637	16,155,176	17,101,801

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Operating activities
Net income	$16,936	$15,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,714	9,287
Stock-based compensation	2,681	2,742
Investment (income)/loss	(671)	24
Deferred income taxes	2,833	228
Other	761	61
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	1,453	400
Prepaid expenses and other assets	5,242	(318)
Income tax receivable	(2,814)	1,391
Accounts payable and accrued liabilities	452	(4,519)
Deferred revenue	(7,800)	(2,431)
Net cash provided by operating activities	28,787	22,731
Investing activities
Capital expenditures	(6,904)	(12,763)
Equity investment	(950)	(293)
Note receivable	—	(225)
Capitalized program development costs and other assets	(836)	(738)
Net cash used in investing activities	(8,690)	(14,019)
Financing activities
Cash paid for repurchase of common stock	(630)	(20,058)
Cash received from issuance of common stock	7	—
Excess tax benefit from stock-based compensation	(1,116)	(564)
Net cash used in financing activities	(1,739)	(20,622)
Net increase/(decrease) in cash and cash equivalents	18,358	(11,910)
Cash and cash equivalents at beginning of period	105,734	115,634
Cash and cash equivalents at end of period	$124,092	$103,724
Supplemental disclosure of cash flow information
Income taxes paid	$12,218	$9,143

The accompanying notes are an integral part of these consolidated financial statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 93,100 students through the operations of two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which operates as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio as well as online to serve the needs of the nursing and healthcare communities. HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education. In June 2016, HCON was notified that its Diploma in Practical Nursing and Associates Degree in Nursing programs have been granted pre-accreditation candidacy status by the National League for Nursing Commission for Nursing Education Accreditation effective through June 23, 2019.

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

Note 2. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany transactions have been eliminated in consolidation. The interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each subsidiary institution's program participation agreement with ED. Restricted cash on the Company's Consolidated Balance Sheets was $3.3 million as of June 30, 2016 (unaudited) and December 31, 2015. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Company's Consolidated Statements of Cash Flows because these restricted funds are related to a core activity of its operations.
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

Index

Concentration

APUS students utilize various payment sources and programs to finance educational expenses. These programs include funds from Department of Defense, or DoD, tuition assistance programs, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA education benefits, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s business, operations, financial condition and cash flows. A summary of APEI Segment revenue derived from APUS students by primary funding source for the three and six months ended June 30, 2016 and June 30, 2015 is included in the table below (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Title IV programs	29.0%	31.5%	29.0%	32.1%
DoD tuition assistance programs	35.6%	34.6%	36.0%	34.7%
VA education benefits	22.4%	21.1%	22.0%	20.6%
Cash and other sources	13.0%	12.7%	12.9%	12.6%
HCON students also utilize various payment sources and programs to finance educational expenses, including Title IV programs and VA education benefits. For the six months ended June 30, 2016, approximately 85% of the HCON Segment’s revenue was derived from Title IV programs.

Note 3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were 243,962 and 246,809 anti-dilutive stock options excluded from the calculation for the three and six months ended June 30, 2016, respectively, compared to 332,478 and 337,245 anti-dilutive stock options excluded from the calculation for the three and six months ended June 30, 2015.

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

Restricted Stock and Restricted Stock Unit Awards

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company's stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The table below summarizes the restricted stock and restricted stock unit awards activity for the six months ended June 30, 2016 (unaudited):

Index

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2015	293,419	$35.86
Shares granted	330,816	$16.16
Vested shares	(120,981)	$38.21
Shares forfeited	(26,221)	$27.50
Non-vested, June 30, 2016	477,033	$21.81

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

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2015	329,872	$33.65
Options granted	—	$—
Awards exercised	(1,000)	$7.00
Awards forfeited	(55,475)	$37.04
Outstanding, June 30, 2016	273,397	$33.06	1.02	$631

Exercisable, June 30, 2016	273,397	$33.06	1.02	$631

Index

Stock-Based Compensation Expense

Stock-based compensation expense charged against income during the three and six month periods ended June 30, 2016 and 2015 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Instructional costs and services	$373	$394	$803	$778
Selling and promotional	172	163	356	328
General and administrative	634	792	1,522	1,636
Stock-based compensation expense in operating income	1,179	1,349	2,681	2,742
Tax benefit	(467)	(549)	(1,062)	(1,123)
Stock-based compensation expense, net of tax	$712	$800	$1,619	$1,619

As of June 30, 2016, there was $7.8 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock and restricted stock units. The total remaining cost is expected to be recognized over a weighted average period of 1.9 years.

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

Index

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
American Public Education Segment	$69,529	$72,578	$145,794	$150,030
Hondros College of Nursing Segment	7,216	7,685	14,917	15,677
Total Revenue	$76,745	$80,263	$160,711	$165,707
Depreciation and Amortization:
American Public Education Segment	$4,490	$4,424	$9,069	$8,739
Hondros College of Nursing Segment	335	274	645	548
Total Depreciation and Amortization	$4,825	$4,698	$9,714	$9,287
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$10,315	$10,815	$25,552	$24,131
Hondros College of Nursing Segment	345	761	1,078	1,916
Total income from continuing operations before interest income and income taxes	$10,660	$11,576	$26,630	$26,047
Interest Income, Net:
American Public Education Segment	$37	$31	$74	$41
Hondros College of Nursing Segment	—	—	—	—
Total Interest Income, Net	$37	$31	$74	$41
Income Tax Expense:
American Public Education Segment	$4,036	$4,244	$10,011	$9,437
Hondros College of Nursing Segment	136	304	428	761
Total Income Tax Expense	$4,172	$4,548	$10,439	$10,198
Capital Expenditures:
American Public Education Segment	$3,444	$6,943	$6,298	$12,134
Hondros College of Nursing Segment	321	588	606	629
Total Capital Expenditures	$3,765	$7,531	$6,904	$12,763

A summary of the Company’s consolidated assets by reportable segment is as follows (current period unaudited):

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
	(In thousands)
Assets:
American Public Education Segment	$261,032	$250,118
Hondros College of Nursing Segment	54,380	53,778
Total Assets	$315,412	$303,896

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 93,100 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our institutions are subject to a variety of regulations, including the recently implemented ED gainful employment rules. Currently, 10 of the 100 degree programs offered at American Public University System, representing approximately 10% of the net course registrations at American Public University System for the year ended December 31, 2015, are programs that are not subject to ED's gainful employment rules because they are programs leading to a baccalaureate degree in liberal arts that have been offered by American Public University System since January 2009 and American Public University System has been regionally accredited since 2007. The remaining degree and certificate programs at American Public University System and all three programs at Hondros College of Nursing are subject to the gainful employment rules. We have assessed, and in the future will continue to assess, to the extent possible, how each program that qualifies as a gainful employment program will perform under ED’s accountability measures for gainful employment programs. However, because earnings information from ED related to gainful employment programs is not yet available to us, we are unable to reliably and accurately predict how the gainful employment programs offered by American Public University System and Hondros College of Nursing will perform

Index

under the accountability measures. We expect to receive earnings information from ED at some point in 2016. Notwithstanding the lack of available earnings information, we are currently using available information, such as information on annual loan payments, to evaluate preliminarily which gainful employment programs could be at risk of potentially failing, or being in the "zone", under the accountability measures. Based on this preliminary evaluation, we do not anticipate that any of the gainful employment programs currently offered will fail, or be in the "zone", under the accountability measures based on ED’s official calculations. Additional information regarding the regulation of our business and potential risks associated with it is available below in this Quarterly Report, under the captions “Regulatory and Legislative Activity” and “Risk Factors,” and in our Annual Report.

Our two wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities. APUS is an online university that includes American Military University, or AMU, and American Public University, or APU. APUS has regional institutional accreditation through the Higher Learning Commission, or the HLC. In 2011, the HLC reaffirmed APUS’s accreditation for a ten year period, with the next reaffirmation of accreditation occurring in 2021. In 2017, the HLC will visit APUS as part of a standard mid-cycle review. APUS has approximately 91,800 students and offers 100 degree programs and 97 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.

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

To support APUS's active duty military and certain military affiliated students, APUS currently provides a tuition grant that keeps the cost of tuition for these students at its previous level. As a result, undergraduate course tuition continues to be $250 per credit hour, and graduate course tuition continues to be $325 per credit hour for U.S. Military active-duty service members, Guard, Reserve, military spouses and dependents, and veterans. APUS estimates that the tuition grant applies to approximately 75% of its total net course registrations.

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

Index

In December 2015, the U.S. Army implemented its new enrollment management tool that members of the Army must use to access Department of Defense, or DoD, tuition assistance. Members of the Army continue to experience various issues with the new enrollment management tool, including difficulty navigating the system and selecting APUS and its programs. We believe that the issues encountered with the Army’s new enrollment management tool may negatively impact APUS’s enrollments and net course registrations during 2016.

Information technology systems are an essential part of the APUS student experience and our business operations, and we continue to invest in technology operations and enhancements to support our systems and mission and continually evaluate whether it is appropriate to make significant changes, modifications or upgrades. These types of changes are not without risk to our operations and financial results. We continually evaluate our Partnership At a DistanceTM system, APUS's platform for interacting with APUS's students, for possible changes, upgrades, or replacements and such changes, upgrades, or replacements may result in us incurring significant costs or impairments that could affect our financial results in the near term. These investments may result in an increased level of spending, not all of which can be capitalized.

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

On July 1, 2016, as previously announced, Dr. Karan H. Powell assumed the Presidency of APUS in connection with the Company's organizational realignment. Dr. Wallace E. Boston is solely focused on his position as Chief Executive Officer of APEI, providing strategic and leadership support to APUS, HCON, and other APEI ventures. This transition, and the related organizational realignment, may result in us incurring additional costs, and may cause strategic or operational challenges for us, the impact of which could adversely affect our business, financial condition, results of operations, and cash flows.

For more information on the potential risks associated with these APUS initiatives and APUS more generally, please refer to our Annual Report.

•
National Education Seminars, Inc., which operates as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare communities. HCON’s programs are offered in a quarterly format to approximately 1,300 students.

HCON offers a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN Program, at its Ohio campuses, which are located in the suburban areas of Cincinnati, Cleveland, Columbus, and Dayton. HCON also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, or RN-to-BSN Program, predominantly to students in Ohio. HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS. In 2016, ACICS reaffirmed HCON's Cincinnati and Dayton campus's accreditation through December 31, 2021 and its Columbus campus's accreditation through December 31, 2022. ACICS continued accreditation of HCON's Cleveland campus through December 31, 2016 and deferred further action on the Cleveland campus's application for renewal of accreditation until August 2016. For information regarding the status of ACICS’s petition for renewal of recognition as a recognized accreditor and ongoing events that could lead to the withdrawal of ACICS as a recognized accreditor, please see “Regulatory and Legislative Activity,” below in this Quarterly Report. We believe that the status of ACICS's petition for renewal of recognition as a recognized accreditor has had a negative impact on HCON's revenue and enrollments; we are unable to predict whether this trend may continue.

In June 2016, HCON was notified that its PN and ADN Programs have been granted pre-accreditation candidacy status by the National League for Nursing Commission for Nursing Education Accreditation effective through June 23, 2019. HCON’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN Program is approved by the Ohio Department of Higher Education and accredited by the Commission on Collegiate Nursing through June 2018. In addition, the PN and ADN Programs are approved by the Ohio Board of Nursing, or OBN. In July 2016, the OBN voted to extend Full Approval for HCON's PN and ADN programs through November 2017 and May 2018, respectively.

Index

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

We believe HCON's enrollment and revenue have been negatively impacted as a result of strengthened completion requirements in its PN Program, which is the primary source of students for its ADN Program, and the addition of night and weekend courses, which has resulted in students taking fewer total courses each academic term as some students who would otherwise have studied on a full-time basis are now pursuing courses on a part-time basis. Additionally, in January 2016, HCON implemented curriculum changes that caused recruiting challenges, which we believe resulted in fewer students choosing to pursue their studies at HCON, particularly in HCON's RN-to-BSN Program; we are unable to predict whether this trend may continue.

As more fully explained in our Annual Report, the State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA member states agree to impose no additional (non-SARA) state authorization requirements on institutions from other SARA states. SARA does not supersede state professional licensing board requirements. In April 2016, HCON's application to be an institutional participant in SARA was accepted by the Ohio Department of Higher Education and the National Council for State Authorization Reciprocity Agreements. HCON's participation in SARA has the potential to help expand HCON's opportunity to market its online programs.

As more fully explained in our Annual Report, service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense, or DoD tuition assistance program. Service members may use the DoD tuition assistance program to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by the Secretary of Education. Under a DoD final rule effective January 7, 2013, each institution participating in the DoD tuition assistance program is required to a sign a DoD-developed standard Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in the DoD tuition assistance program. HCON has executed the MOU and is currently awaiting DoD's approval to participate in the DoD tuition assistance program. We do not anticipate that participation in the DoD tuition assistance program will have a material impact on HCON's revenue or enrollments. For more information related to the DoD tuition assistance program and its potential risks please refer to our Annual Report.

In June 2016, ED approved HCON's application to open a new campus in suburban Toledo, Ohio. HCON had previously obtained required approvals from ACICS, the OBN, and the Ohio State Board of Career Colleges and Schools. HCON anticipates that the new campus will begin operations in early 2017. As a result, HCON will incur expenses related to the opening of the new campus during the remainder of 2016 that will not be offset by revenue from the new campus during 2016. We cannot predict whether HCON's new campus will be successful or how it will impact our results of operations, cash flows, and financial condition.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. Regulations of the OBN require that nursing education programs such as HCON's PN and ADN Programs have a pass rate on the relevant NCLEX licensure exam that is at least ninety-five percent of the national average for first-time candidates in a calendar year. If a program does not attain such pass rate, the program may face sanctions, including, after four consecutive years of failing to meet that standard, placement on provisional approval status. If a program on provisional approval continues to fail to meet the requirements, the OBN may withdraw its approval of the program. HCON's ADN Program's pass rate on the relevant NCLEX licensure exam has not met the requirements of the OBN for the previous three years. As a result, HCON's ADN Program will be placed on provisional approval status by the OBN if HCON's ADN Program's pass rate on the NCLEX licensure exam fails to meet the required pass rate in 2016. If a program on provisional approval

Index

fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. For the OBN to consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores, the program must attain a pass rate that meets or exceeds ninety-five percent of the national average for first-time candidates for at least two consecutive years. HCON has been implementing changes, including the curriculum changes discussed in this Quarterly Report, that it believes will result in increased NCLEX pass rates over time. We are unable to predict whether HCON will be successful at increasing its NCLEX pass rates or how their success or failure may impact our results of operations, cash flows, and financial condition.

For more information on the potential risks associated with these HCON initiatives and HCON more generally, please refer to our Annual Report.

Regulatory and Legislative Activity

Pursuant to provisions of the Higher Education Act of 1965, as amended, or HEA, ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in the Title IV programs. The National Advisory Committee on Institutional Quality and Integrity, or NACIQI, is charged with advising the Secretary of Education on whether to recognize accrediting agencies for federal purposes, including for participation in Title IV programs. On April 8, 2016, 13 state attorneys general sent ED and NACIQI a letter opposing the renewal of ACICS's status as a recognized accreditor and urging ED to revoke ACICS's status as a recognized accreditor. HCON is institutionally accredited by ACICS; the letter from the attorneys general criticized ACICS in relation to several institutions but did not name HCON. On June 15, 2016, ED staff recommended that NACIQI deny ACICS's petition for renewal of recognition and withdraw ACICS's status as a recognized accreditor. On June 24, 2016, NACIQI recommended that ED's Senior Department Official, who ultimately is responsible for the decision, not renew ACICS's status as a recognized accreditor. The Senior Department Official has 90 days after receiving NACIQI’s recommendation to make a decision on whether or not to continue to recognize ACICS. After the Senior Department Official renders a decision, ACICS will have 30 days to appeal to the Secretary of ED. If a final decision is made, either through the Senior Department Official or the Secretary on appeal, to accept NACIQI’s recommendations and cease to recognize ACICS as a recognized accreditor, HCON would not be eligible to participate in Title IV programs, unless HCON was accredited by another institutional accrediting agency recognized by ED and ED had certified HCON to participate in the Title IV programs on the basis of such accreditation, or ED continued to certify the eligibility of the institution to participate in Title IV programs without institutional accreditation from an accreditor recognized by ED for Title IV purposes. ED may continue to certify an institution for a period no longer than 18 months after the date its accreditor's recognition ceases. The ineligibility of HCON to participate in Title IV programs would have a material adverse effect on our financial condition. We continue to evaluate our options with respect to accreditation for HCON, and contemporaneously with that evaluation are pursuing accreditation with another national institutional accrediting agency. Additional information regarding accreditation and related regulatory requirements is available in our Annual Report and in in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program, or a Direct Loan. On June 16, 2016, ED published a Notice of Proposed Rulemaking concerning these defenses and other matters, including certain circumstances under which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs. ED’s current regulations permit a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. The proposed regulations create a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. Under the proposed regulations, for loans first disbursed prior to July 1, 2017, ED would consider a borrower defense claim in accordance with the existing provisions, i.e., whether the institution’s acts or omissions give rise to a cause of action against the institution under state law. For Direct Loans first disbursed on or after July 1, 2017, a borrower could assert a defense to repayment based on one of three types of claims:

•	breach of contract, if the institution failed to perform its obligations under the terms of a contract with the student;

•
substantial misrepresentation, if the institution or its agents made a substantial misrepresentation on which the borrower reasonably relied when the borrower decided to attend or to continue attending the institution; or

•
judgment against the institution, if a governmental agency or the borrower as an individual or a member of a class obtained a non-default favorable judgment against the institution before a court or administrative agency.

Index

The proposed regulations would amend the definition of “misrepresentation” to include omissions of information and to include statements with a likelihood or tendency to mislead under the circumstances. This definition would be adopted for purposes of the borrower defenses under the new regulation and for purposes of ED’s substantial misrepresentation regulations for which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs.

Under the proposed rules, a borrower asserting breach of contract would be able to assert a defense to repayment of amounts owed to the government at any time after the institution’s breach and would be able to assert a right to recover amounts the government previously collected for a period not later than six years after the breach. A borrower asserting substantial misrepresentation would be able to assert a defense to repayment of amounts owed to the government at any time and would be able to assert a right to receive amounts the government previously collected not later than six years after the borrower discovers, or reasonably could have discovered, the information constituting the substantial misrepresentation. A borrower would be able to assert a defense to repayment or right to receive previously collected amounts based on a judgment against the institution at any time.

The proposed regulations would set forth two procedures for borrower defense claims, one for individual borrowers and one for groups of borrowers identified by ED. For claims filed by individual borrowers, at the conclusion of a fact-finding process, ED would issue a final decision as to the merit of the claims and any relief granted to the borrower. ED would be able to initiate a separate proceeding to collect from the institution the amount of relief granted to the borrower. The group process would allow ED to identify potential claims against an institution on behalf of borrowers who may have filed individual claims or whom ED otherwise identifies from other sources. After a hearing concerning a group claim, ED would collect from the institution any liability assessed against the institution for relief granted to the borrowers.

For claims that may form the basis for a borrower defense to repayment of a Direct Loan, the proposed regulations also would prevent institutions from requiring that students first engage in the institution’s internal complaint process before contacting other agencies, prohibit the use of mandatory pre-arbitration agreements by the institution, prohibit the use of class action lawsuit waivers, and require institutions to disclose to and notify ED of arbitration filings and awards. These processes and prohibitions could have the effect of increasing the number of, and time and expenses necessary to resolve, student claims, whether or not those claims have merit.

The proposed regulations would also modify ED’s financial responsibility standards to provide that an institution (other than a public institution) is not able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events, in some cases during specified periods of time (e.g., during the current award year or any of the three most recently completed award years), including if the institution:

•	is a defendant in certain lawsuits and other actions that have resulted in or could result in liability or monetary damages above a certain amount;

•	is required to repay ED for losses from borrower defense claims in an amount that exceeds a certain threshold;

•	is required by its accrediting agency to submit a teach-out plan for certain reasons or was placed on probation, issued a show-cause order, or placed on similar accreditation status;

•	violates a provision in or defaults on a loan agreement;

•	fails in the previous fiscal year the 90/10 non-Title IV revenue requirement;

•	receives certain warnings from the SEC, discloses or is required to disclose certain judicial or administrative proceedings, or fails to file timely required reports;

•	enrolls in gainful employment programs deemed “failing” or “in the zone” greater than 50% of all Title IV recipients enrolled in gainful employment programs at the institution;

•	has a composite score of less than 1.5 and has a withdrawal of owner’s equity by any means, including by declaring a dividend; or

•	has a cohort default rate of 30% or greater for each of the two most recent official calculations.

Index

In addition, under the proposed regulations, ED may determine that other events or conditions are reasonably likely to have a material adverse effect on the institution and may at its discretion determine that an institution is not financially responsible on the basis of such “discretionary trigger” events, which include:

•	significant fluctuation in the amount of Title IV funds received by the institution;

•	citation by a state agency or authorizing agency for failing requirements;

•	failure of a financial stress test developed by ED;

•	a non-investment grade bond or credit rating for the institution or its corporate parent;

•	high annual dropout rates, as calculated by ED; and

•	any adverse event reported by the institution on a Form 8-K.

If ED determines that an institution is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit in connection with each triggering event equal to at least 10 percent of the amount of federal student financial aid funds received by the institution for the past year. An institution that is required to provide a letter of credit would also be required to disclose to students information about the letter of credit. While the scope of the final regulations remain unclear, given the significant uncertainties in the regulations and the latitude provided to ED, it is possible that the final regulations may create significant liability or cause us to have to post a significant letter of credit that could have a material adverse effect on our business. We have submitted to ED a comment letter on the regulations.

The effective date of any final regulations cannot be determined at this time, but final regulations promulgated by November 1, 2016 would likely be effective July 1, 2017. We are unable to predict what such final regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

In order to be eligible to participate in Title IV programs, under the HEA and ED’s implementing regulations, an institution must be legally authorized to offer a program of postsecondary education in the state in which the institution is physically located. ED previously attempted to regulate the state authorization that an institution must have in order to offer Title IV aid to students enrolled in distance education programs. After a federal court vacated ED’s regulation on procedural grounds, ED established a negotiated rulemaking committee to consider state authorization for distance education, among other topics, and in July 2016, ED issued a Notice of Proposed Rulemaking for public comment. The proposed regulations would require an institution offering distance education programs to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or through a state authorization reciprocity agreement, such as SARA. The proposed regulations would also require an institution to document the state process for resolving complaints from students enrolled in programs offered through distance education for each state in which such students reside.

The proposed regulations would also require an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education. The public disclosures would include state authorization for the program, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program within the past five years, refund policies, and applicable licensure or certification requirements for a career a student prepares to enter and the program’s sufficiency to meet those requirements. An institution would be required to disclose directly to all prospective students when a distance education program does not meet the licensure or certification requirements for a state. An institution would be required to disclose to each enrolled and prospective student when an adverse action is taken against the program by a state agency and any determination that a program ceases to meet licensure or certification requirements. We cannot predict the impact, if any, that these proposed regulations would have if adopted. Final regulations could be effective as early as July 1, 2017.

We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report.

Index

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON.

Summary of Results

For the three month period ended June 30, 2016, our consolidated revenue decreased from $80.3 million to $76.7 million, or by 4.4%, over the comparable prior year period. Our operating margins decreased from 14.4% to 13.9% for the three month period ended June 30, 2016, over the comparable prior year period. For the six month period ended June 30, 2016, our consolidated revenue decreased from $165.7 million to $160.7 million, or by 3.0%, over the comparable prior year period. Our operating margins increased from 15.7% to 16.6% for the six month period ended June 30, 2016, over the comparable prior year period.

For the three month period ended June 30, 2016, APEI Segment revenue decreased from $72.6 million to $69.5 million, or by 4.2%, over the comparable prior year period. APEI Segment operating margins were 14.9% and 14.8% for the three month periods ended June 30, 2016 and 2015, respectively. For the six month period ended June 30, 2016, APEI Segment revenue decreased from $150.0 million to $145.8 million, or by 2.8%, over the comparable prior year period. APEI Segment operating margins increased from 16.1% to 17.5% for the six month period ended June 30, 2016, over the comparable prior year period. Net course registrations at APUS decreased 7.9% and 5.8% for the three and six month periods ended June 30, 2016, respectively, over the comparable prior year periods.

For the three month period ended June 30, 2016, HCON Segment revenue decreased from $7.7 million to $7.2 million, or by 6.1%, over the comparable prior year period. HCON Segment operating margins decreased from 9.9% to 4.8% for the three month period ended June 30, 2016, over the comparable prior year period. For the six month period ended June 30, 2016, HCON Segment revenue decreased from $15.7 million to $14.9 million, or by 4.8%, over the comparable prior year period. HCON Segment operating margins decreased from 12.2% to 7.2% for the six month period ended June 30, 2016, over the comparable prior year period. Enrollment at HCON as of June 30, 2016 decreased approximately 14.3% as compared to the same date in 2015.

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

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the year ending December 31, 2016, our Compensation Committee approved an annual incentive arrangement generally applicable to senior management employees, with the aggregate amount of any awards payable dependent upon the achievement of certain Company financial and operational goals as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determinations regarding incentive awards is not expected to be made until after the results for the year ending December 31, 2016 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We recognized an aggregate of approximately $0.9 million and $1.7 million of expense during the three and six month periods ended June 30, 2016, respectively, associated with our 2016 incentive-based compensation plan.

Index

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCON Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has experienced rapid changes due to technological developments, evolving student needs, regulatory challenges, an uncertain economy, and increased competition. We believe that these factors have contributed to a decline in enrollments at our institutions and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the “Overview” section of this Management's Discussion and Analysis, that we believe may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful over the long term and cannot guarantee that we will be able to reverse our revenue decline. We believe that the admissions process initiated at APUS in April 2015, for instance, may be contributing in part to a decline in APUS's net course registrations and cannot predict how the admissions process or optimizations to the admissions process may impact our results of operations, cash flows, and financial condition. We also believe that HCON's change to its curriculum, and other changes it has made in an attempt to increase academic achievement, may be negatively impacting our HCON Segment's results of operations. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of our institutions' decline in enrollments and revenue, any such adjustments and costs may have an adverse impact on our results of operations or financial condition. The acquisition of HCON resulted in us recording goodwill which may become impaired if HCON’s results do not improve. Additional information regarding the accounting treatment of goodwill is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Critical Accounting Policies and Use of Estimates” in our Annual Report. An impairment of goodwill could have an adverse impact on our financial condition. Additionally, charges may be incurred in the future as a result of asset write-offs, the acceleration of depreciation, workforce realignments, reductions in staff, and other initiatives. For more information on these initiatives, our operations, and related risk factors, please refer to our Annual Report and the “Overview” section of this Management's Discussion and Analysis.

Our consolidated results for the three and six months ended June 30, 2016 and 2015 reflect the operations of our APEI and HCON Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Condensed Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.0	37.0	36.6	36.2
Selling and promotional	19.5	20.1	19.6	20.0
General and administrative	22.3	22.6	21.2	22.5
Depreciation and amortization	6.3	5.9	6.0	5.6
Total costs and expenses	86.1	85.6	83.4	84.3

Income from operations before interest income and income taxes	13.9	14.4	16.6	15.7
Interest income	—	—	—	—

Income from operations before income taxes	13.9	14.4	16.6	15.7
Income tax expense	5.4	5.7	6.5	6.2
Equity investment gain/(loss)	0.1	—	0.4	—
Net Income	8.6%	8.7%	10.5%	9.5%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue. Our consolidated revenue for the three months ended June 30, 2016 was $76.7 million, a decrease of $3.5 million, or 4.4%, compared to $80.3 million for the three months ended June 30, 2015. The revenue decrease was a result of a 7.9% decrease in net course registrations in our APEI Segment partially offset by increased revenue from the 2015 tuition increase, and a decrease in revenue in our HCON Segment due to lower enrollment.

Costs and expenses. Costs and expenses for the three months ended June 30, 2016 were $66.1 million, a decrease of $2.6 million, or 3.8%, compared to $68.7 million for the three months ended June 30, 2015. The decrease in costs and expenses was primarily due to decreases in our APEI Segment's bad debt and advertising expenses. Costs and expenses as a percentage of revenue increased to 86.1% for the three months ended June 30, 2016, from 85.6% for the three months ended June 30, 2015. The increase in costs and expenses as a percentage of revenue was primarily due to our HCON Segment's revenue decreasing at a rate greater than the decrease in that segment's costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2016 were $29.2 million, representing a decrease of 1.7% from $29.7 million for the three months ended June 30, 2015. The decrease in instructional costs and services expenses was primarily the result of a decrease in employee compensation expenses, and decreased course material expenses that resulted from lower net course registrations in our APEI Segment. Instructional costs and services expenses as a percentage of revenue were 38.0% for the three months ended June 30, 2016, compared to 37.0% for the three months ended June 30, 2015. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our revenue decreasing at a rate greater than the decrease in our instructional costs and services expenses.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2016 were $15.0 million, representing a decrease of 7.2% from $16.2 million for the three months ended June 30, 2015. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses. Selling and promotional expenses as a percentage of revenue decreased to 19.5% for the three months ended June 30, 2016, from 20.1% for the three months ended June 30, 2015. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to our selling and promotional expenses decreasing at a rate greater than our consolidated revenue.

Index

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2016 were $17.1 million, representing a decrease of 5.8% from $18.1 million for the three months ended June 30, 2015. The decrease in general and administrative expenses was primarily related to our APEI Segment's bad debt expense decreasing during the three months ended June 30, 2016 to $1.8 million, or 2.3% of revenue, compared to $3.9 million, or 4.9% of revenue in the prior year period, partially offset by increased compensation costs. General and administrative expenses as a percentage of revenue decreased to 22.3% for the three months ended June 30, 2016, from 22.6% for the three months ended June 30, 2015. The decrease in general and administrative expenses as a percentage of revenue was primarily due to our general and administrative expenses decreasing at a greater rate than our consolidated revenue.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.8 million for the three months ended June 30, 2016, compared with $4.7 million for the three months ended June 30, 2015, representing an increase of 2.7%. This increase was the result of higher depreciation and amortization on a larger fixed asset base in our APEI Segment. Depreciation and amortization expenses as a percentage of revenue increased to 6.3% for the three months ended June 30, 2016, from 5.9% for the three months ended June 30, 2015. The increase in depreciation and amortization expenses as a percentage of revenue was primarily due to our depreciation and amortization expenses increasing while revenue declined.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses, were $1.2 million in the aggregate for the three months ended June 30, 2016 and $1.3 million for the three months ended June 30, 2015. For additional information regarding our stock-based and other compensation expenses please refer to “Note 5. Stock-Based Compensation, Notes to Consolidated Financial Statements” in this Quarterly Report.

Income tax expense. We recognized income tax expense for the three months ended June 30, 2016 and June 30, 2015 of $4.2 million and $4.5 million, respectively, or effective tax rates of 38.7% and 39.1%, respectively. This decrease in our effective tax rate is primarily due to a change in the apportionment of state taxes.

Net income. Our net income was $6.6 million for the three months ended June 30, 2016, compared to net income of $7.1 million for the three months ended June 30, 2015, a decrease of $0.5 million, or 6.7%. This decrease was related to the factors discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue. Our consolidated revenue for the six months ended June 30, 2016 was $160.7 million, a decrease of $5.0 million, or 3.0%, compared to $165.7 million for the six months ended June 30, 2015. The revenue decrease was a result of a 5.8% decrease in net course registrations in our APEI Segment partially offset by increased revenue from the 2015 tuition increase, and a decrease in revenue in our HCON Segment due to lower enrollment.

Costs and expenses.  Costs and expenses for the six months ended June 30, 2016 were $134.1 million, a decrease of $5.6 million, or 4.0%, compared to $139.7 million for the six months ended June 30, 2015. The decrease in costs and expenses was primarily due to decreases in our APEI Segment's bad debt and advertising expenses. Costs and expenses as a percentage of revenue decreased to 83.4% for the six months ended June 30, 2015 from 84.3% for the six months ended June 30, 2015. Our costs and expenses as a percentage of revenue decreased primarily due to our general and administrative and selling and promotional expenses decreasing at a rate greater than the decrease in our consolidated revenue.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2016 were $58.9 million, representing a decrease of 1.8% from $60.0 million for the six months ended June 30, 2015. The decrease in instructional costs and services expenses was primarily the result of decreases in compensation and course material expenses in our APEI Segment due to lower net course registrations. Instructional costs and services expenses as a percentage of revenue were 36.6% for the six months ended June 30, 2016, compared to 36.2% for the six months ended June 30, 2015. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our HCON Segment's instructional costs and services expenses increasing while that segment's revenue decreased.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2016 were $31.5 million, representing a decrease of 5.2% from $33.2 million for the six months ended June 30, 2015. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses in our APEI Segment. Selling and promotional expenses as a percentage of revenue decreased to 19.6% for the six months ended June 30, 2016 from 20.0% for the six months ended June 30, 2015. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses declining at a rate greater than our consolidated revenue.

Index

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2016 were $34.0 million, representing a decrease of 8.7% from $37.2 million for the six months ended June 30, 2015. The decrease in general and administrative expenses was primarily related to our APEI Segment's bad debt expense decreasing during the six months ended June 30, 2016, to $3.9 million, or 2.4% of revenue, compared to $8.0 million, or 4.9% of revenue in the prior year period, partially offset by increased compensation costs. General and administrative expenses as a percentage of revenue decreased to 21.2% for the six months ended June 30, 2016 from 22.5% for the six months ended June 30, 2015. The decrease in general and administrative expenses as a percentage of revenue was primarily due to our general and administrative expenses declining at a rate greater than the decline in revenue.

Depreciation and amortization expenses. Depreciation and amortization expenses were $9.7 million for the six months ended June 30, 2016, compared with $9.3 million for the six months ended June 30, 2015, representing an increase of 4.6%. This increase was the result of higher depreciation and amortization on a larger fixed asset base in our APEI Segment. Depreciation and amortization expenses as a percentage of revenue increased to 6.0% for the six months ended June 30, 2016 from 5.6% for the six months ended June 30, 2015. The increase in depreciation and amortization expenses as a percentage of revenue was primarily due to our APEI Segment's depreciation and amortization expenses increasing while our consolidated revenue declined.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.7 million in the aggregate for the six months ended June 30, 2016 and 2015. For additional information regarding our stock-based and other compensation expenses please refer to “Note 5. Stock-Based Compensation, Notes to Consolidated Financial Statements” in this Quarterly Report.

Income tax expense. We recognized income tax expense for the six months ended June 30, 2016 and June 30, 2015 of $10.4 million and $10.2 million, respectively, or effective tax rates of 38.1% and 39.1%, respectively. This decrease in our effective tax rate is primarily due to a change in the apportionment of state taxes.

Equity investment income/(loss). For the six month period ended June 30, 2016, we recognized $0.7 million in equity investment income, which was primarily related to our share of earnings from NWHW Holdings, Inc.'s favorable adjustment of its deferred tax asset valuation allowance. For further information regarding NWHW Holdings, Inc. and our other investments please refer to our Annual Report and “Note 2. Basis of Presentation, Notes to Consolidated Financial Statements” in this Quarterly Report.

Net income. Our net income was $16.9 million for the six months ended June 30, 2016, compared to net income of $15.9 million for the six months ended June 30, 2015, an increase of $1.1 million, or 6.7%. This increase was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
American Public Education Segment	$69,529	$72,578	$145,794	$150,030
Hondros College of Nursing Segment	7,216	7,685	14,917	15,677
Total Revenue	$76,745	$80,263	$160,711	$165,707
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$10,315	$10,815	$25,552	$24,131
Hondros College of Nursing Segment	345	761	1,078	1,916
Total income from continuing operations before interest income and income taxes	$10,660	$11,576	$26,630	$26,047

Index

APEI Segment

For the three months ended June 30, 2016, the $3.0 million decrease to approximately $69.5 million in revenue in our APEI Segment was primarily attributable to lower net course registrations partially offset by increased tuition revenues as a result of the tuition increase discussed in the “Overview” section of this Management's Discussion and Analysis. Net course registrations at APUS decreased to approximately 82,000 during the three months ended June 30, 2016, a decrease of 7.9% compared to the same period in 2015. We believe that the decrease in APUS's net course registrations for the three months ended June 30, 2016 was primarily attributable to increased competition for students and challenges in the military market, as well as to the admissions process initiated at APUS in April 2015. Income from continuing operations before interest income and income taxes in our APEI Segment was $10.3 million during the three months ended June 30, 2016, a decrease of 4.6% compared to the same period of 2015, primarily as a result of revenue decreasing at a rate greater than the decrease in costs and expenses.

For the six months ended June 30, 2016, the $4.2 million decrease to approximately $145.8 million in revenue in our APEI Segment was primarily attributable to lower net course registrations partially offset by increased tuition revenues as a result of the tuition increase discussed in the “Overview” section of this Management's Discussion and Analysis. Net course registrations decreased to 178,000 during the six months ended June 30, 2016, a decrease of 5.8% compared to the same period of 2015. We believe that the decrease in APUS's net course registrations for the three months ended June 30, 2016 was primarily attributable to increased competition for students and challenges in the military market, as well as to the admissions process initiated at APUS in April 2015. Income from continuing operations before interest income and income taxes was $25.6 million during the six months ended June 30, 2016, a decrease of 5.9% compared to the same period of 2015, primarily as a result of revenue decreasing at a rate greater than the decrease in costs and expenses.

HCON Segment

We believe that the $0.5 million decrease to approximately $7.2 million, and the $0.8 million decrease to approximately $14.9 million, in revenue in our HCON Segment for the three and six months ended June 30, 2016, respectively, was primarily due to HCON's January 2016 implementation of curriculum changes that caused recruiting challenges, which we believe resulted in certain students choosing not to pursue their studies at HCON. Income from continuing operations before interest income and income taxes was approximately $0.3 million and $1.1 million during the three and six months ended June 30, 2016, respectively, a decrease of 54.7% and 43.7% compared to the respective prior year periods.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the six months ended June 30, 2016 and June 30, 2015 primarily through cash provided by operating income. Cash and cash equivalents were $124.1 million and $105.7 million at June 30, 2016 and December 31, 2015, respectively, representing an increase of $18.4 million, or 17.4%. Cash and cash equivalents at June 30, 2016 increased by $20.4 million, or 19.6%, as compared to June 30, 2015.

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

We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. Capital expenditures could be higher in the future as a result of expenditures for technology or other business capabilities, the opening of new campuses at HCON, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We expect that we will continue to make expenditures to invest in strategic opportunities and to enhance our business capabilities. We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. We may need additional capital in connection with any change in our current level of operations, including if we were to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

Index

Operating Activities

Net cash provided by operating activities was $28.8 million and $22.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in cash from operating activities was primarily related to higher net income and changes in working capital due to the timing of payments and receipts.

Investing Activities

Net cash used in investing activities was $8.7 million and $14.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively. This decrease was primarily related to a decrease in capital expenditures, partially offset by an increase in cash used for minority equity investments.

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

Financing Activities

Net cash used in financing activities was $1.7 million and $20.6 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease in cash used in financing activities for the six months ended June 30, 2016 was primarily related to less cash being expended for the repurchase of our common stock. For additional information on our repurchases of our common stock please refer to “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the six months ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2016.

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2016. We maintain our cash and cash equivalents in bank deposit accounts, which may exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Index

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At June 30, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended June 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2016. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

ED has proposed regulations setting forth new standards and procedures related to borrower defense-to-repayment claims with respect to Title IV loan obligations and institutional liability for successful claims and modifying ED’s financial responsibility standards to include triggers that would or could require an institution to post a letter of credit, depending on the circumstances. While the scope of the final regulations remain unclear, it is possible that the final regulations may create significant liability or cause us to be required to post a significant letter of credit that could have a material adverse effect on our business.

On June 16, 2016, the Department of Education, or ED, published a Notice of Proposed Rulemaking concerning which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program, or a Direct Loan, and certain other matters. The proposed regulations create a new federal standard for borrower defenses, new limitation periods for borrower defense claims, and new processes for resolution of such claims. Under the proposed regulations, ED may initiate a separate proceeding to collect from the institution the amount of relief resulting from a borrower defense brought by an individual borrower, and as part of the group-process hearing ED would collect from the institution any liability for amounts discharged or reimbursed to borrowers under the group process. The proposed regulations would also modify ED’s financial responsibility standards to provide that an institution, other than a public institution, is not able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events. If ED determines that an institution is not financially responsible because of one or more triggering events, to continue participating in Title IV programs, the institution would be required to provide an irrevocable letter of credit in connection with each triggering event equal to at least 10 percent of the amount of federal student financial aid funds received by the institution for the past year. An institution that is required to provide a letter of credit would also be required to disclose to students information about the letter of credit. For more information about the proposed regulations, see “Item 2 - Overview - Legislative and Regulatory Activity” of this Quarterly Report.

The effective date of any final regulations cannot be determined at this time, but final regulations promulgated by November 1, 2016 would likely be effective July 1, 2017. We are unable to predict what such final regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows. If we are subject to one or more triggering events and as a result ED determines that we are not financially responsible, we may be required to post a substantial letter of credit or accept other limitations to continue participating in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the proposed rules that would prevent institutions from requiring that students first engage in the institution’s internal complaint process before contacting other agencies, prohibit the use of mandatory pre-arbitration agreements by the institution, prohibit the use of class action lawsuit waivers, and require institutions to disclose to and notify ED of arbitration filings and awards, for claims that may form the basis for a borrower defense to repayment of a Direct Loan, are enacted without modification, we could incur claims and expenses that we have not previously incurred, and which could have a material adverse effect on our business, financial condition and results of operations.

Index

If the Accrediting Council for Independent Colleges and Schools, HCON’s accrediting agency, were to lose its ability to serve as an accrediting agency for Title IV program purposes, HCON may lose its ability to participate in Title IV programs.

Pursuant to provisions of the Higher Education Act of 1965, as amended, ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in the Title IV programs. The National Advisory Committee on Institutional Quality and Integrity, or NACIQI, is charged with advising the Secretary of Education on whether to recognize accrediting agencies for federal purposes, including for participation in Title IV programs. HCON is institutionally accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS. In June 2011, NACIQI reviewed ACICS’s status as a recognized accrediting agency. At that time, NACIQI voted to continue ACICS’s recognition as an accrediting agency but also ordered the agency to bring itself into compliance and submit within one year a report demonstrating its efforts to address concerns related to, among other things, the agency’s experience in accrediting doctoral programs, the composition of its review teams and decision-making bodies, access to institutional files, review and monitoring of student achievement, and reporting of the results of such review and monitoring to the institution. In June 2013, upon review of the compliance report submitted by ACICS, NACIQI voted to renew ACICS’s recognition for a period of three years.

On April 8, 2016, 13 state attorneys general sent ED and NACIQI a letter opposing the renewal of ACICS’s status as a recognized accreditor and urging ED to revoke ACICS’s status as a recognized accreditor. The letter from the attorneys general criticized ACICS in relation to several institutions but did not name HCON. On June 15, 2016, ED staff recommended that NACIQI deny ACICS’s petition for renewal of recognition and withdraw ACICS’s status as a recognized accreditor. On June 24, 2016, NACIQI recommended that ED’s Senior Department Official, who ultimately is responsible for the decision, not renew ACICS’s status as a recognized accreditor. The Senior Department Official has 90 days after receiving NACIQI’s recommendation to make a decision on whether or not to continue to recognize ACICS. After the Senior Department Official renders a decision, ACICS will have 30 days to appeal to the Secretary of ED. If a final decision is made, either through the Senior Department Official or the Secretary on appeal, to accept NACIQI’s recommendations and cease to recognize ACICS as a recognized accreditor, HCON would not be eligible to participate in Title IV programs or the DoD tuition assistance programs, unless HCON was accredited by another institutional accrediting agency recognized by ED and ED had certified HCON to participate in the Title IV programs on the basis of such accreditation, or ED continued to certify the eligibility of the institution to participate in Title IV programs without institutional accreditation from an accreditor recognized by ED for Title IV purposes. ED may continue to certify an institution for a period no longer than 18 months after the date its accreditor’s recognition ceases. We continue to evaluate our options with respect to accreditation for HCON and have initiated the process of discussing potential accreditation with another national institutional accrediting agency. The ineligibility of HCON to participate in Title IV programs would have a material adverse effect on HCON’s enrollments and on the Company’s revenue, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three month period ended June 30, 2016, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1, 2016 – April 30, 2016	—	$—	—	316,935	$148,008
May 1, 2016 – May 31, 2016	—	—	—	316,935	148,008
June 1, 2016 – June 30, 2016	—	—	—	330,816	148,008
Total	—	$—	—	330,816	$148,008

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

(3)
During the six month period ended June 30, 2016, we were deemed to have repurchased 26,221 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by the Company’s Board of Directors as described in footnotes 1 and 2 to this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Index

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Amended and Restated Executive Employment Agreement dated May 31, 2016, by and among American Public University System, Inc., American Public Education, Inc. and Karan Powell (1)
10.2+	Amended and Restated Executive Employment Agreement dated May 31, 2016, by and among American Public University System, Inc., American Public Education, Inc. and Wallace E. Boston, Jr.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS **	XBRL Instance Document
EX-101.SCH **	XBRL Taxonomy Extension Schema Document
EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 1, 2016.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	August 9, 2016
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 9, 2016
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)