Form 10-Q
period 2016-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2016-11-14
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

 The total number of shares of common stock outstanding as of November 4, 2016 was 16,095,956.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of September 30, 2016	As of December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$137,691	$105,734
Accounts receivable, net of allowance of $8,645 in 2016 and $13,012 in 2015	5,878	7,917
Prepaid expenses	5,553	10,746
Income tax receivable	1,182	—
Deferred income taxes	4,833	6,714
Total current assets	155,137	131,111
Property and equipment, net	99,155	109,281
Assets held for sale	2,100	—
Investments	14,561	15,915
Goodwill	33,899	38,634
Other assets, net	8,472	8,955
Total assets	$313,324	$303,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,095	$21,072
Deferred revenue	24,888	29,727
Total current liabilities	43,983	50,799
Deferred income taxes	12,558	15,944
Total liabilities	56,541	66,743

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,075 issued and outstanding in 2016; 15,989 issued; and outstanding in 2015	161	160
Additional paid-in capital	176,066	173,700
Retained earnings	80,556	63,293
Total stockholders’ equity	256,783	237,153
Total liabilities and stockholders’ equity	$313,324	$303,896

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenue	$73,803	$76,291	$234,514	$241,998
Costs and expenses:
Instructional costs and services	28,357	29,167	86,968	89,123
Selling and promotional	13,139	14,062	44,592	47,233
General and administrative	17,125	17,616	50,703	54,845
Loss on disposals of long-lived assets	4,323	43	5,048	60
Loss on assets held for sale	822	—	822	—
Impairment of goodwill	4,735	—	4,735	—
Depreciation and amortization	4,910	4,891	14,624	14,178
Total costs and expenses	73,411	65,779	207,492	205,439
Income from operations before interest income and income taxes	392	10,512	27,022	36,559
Interest income	37	37	111	78
Income before income taxes	429	10,549	27,133	36,637
Income tax expense	85	3,796	10,524	13,994
Equity investment income/(loss)	(18)	4	653	(20)
Net income	$326	$6,757	$17,262	$22,623
Net Income per common share:
Basic	$0.02	$0.41	$1.07	$1.34
Diluted	$0.02	$0.41	$1.07	$1.33
Weighted average number of common shares:
Basic	16,074,701	16,562,177	16,057,710	16,843,587
Diluted	16,233,229	16,661,795	16,174,723	16,974,042

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Operating activities
Net income	$17,262	$22,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,624	14,178
Stock-based compensation	3,972	4,083
Investment (income)/loss	(653)	20
Deferred income taxes	(1,505)	(563)
Loss on disposals of long-lived assets	5,048	60
Loss on assets held for sale	822	—
Impairment of goodwill	4,735	—
Other	10	55
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	2,039	(2,787)
Prepaid expenses and other assets	5,146	(3,534)
Income tax receivable	(1,182)	813
Accounts payable and accrued liabilities	(2,791)	(866)
Deferred revenue	(4,839)	8,726
Net cash provided by operating activities	42,688	42,808
Investing activities
Capital expenditures	(9,670)	(19,564)
Equity investment	(950)	(319)
Dividends received from equity investment	2,957	—
Note receivable	—	(226)
Capitalized program development costs and other assets	(1,464)	(966)
Net cash used in investing activities	(9,127)	(21,075)
Financing activities
Cash paid for repurchase of common stock	(630)	(23,064)
Cash received from issuance of common stock	28	29
Excess tax benefit from stock-based compensation	(1,002)	(503)
Net cash used in financing activities	(1,604)	(23,538)
Net increase/(decrease) in cash and cash equivalents	31,957	(1,805)
Cash and cash equivalents at beginning of period	105,734	115,634
Cash and cash equivalents at end of period	137,691	113,829
Supplemental disclosure of cash flow information
Income taxes paid	14,894	14,246

The accompanying notes are an integral part of these consolidated financial statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 92,200 students through the operations of two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which operates as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio as well as online to serve the needs of the nursing and healthcare communities. HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education. In June 2016, HCON was notified that its Diploma in Practical Nursing and Associates Degree in Nursing programs have been granted pre-accreditation candidacy status by the National League for Nursing Commission for Nursing Education Accreditation effective through June 23, 2019.

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

Note 2. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany transactions have been eliminated in consolidation. The interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015. Certain prior year amounts have been reclassified to conform with the current presentation.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”). ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows.

The Company is currently evaluating, but has not yet determined, the impact that implementation of these standards may have on its Consolidated Financial Statements and disclosures. There have been no other applicable material pronouncements issued since the filing of the Company's Annual Report.

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each subsidiary institution's program participation agreement with ED. Restricted cash on the Company's Consolidated Balance Sheets was $2.4 million and $3.3 million as of September 30, 2016 (unaudited) and December 31, 2015, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Company's Consolidated Statements of Cash Flows because these restricted funds are related to a core activity of its operations.
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

Concentration

APUS students utilize various payment sources and programs to finance educational expenses. These programs include funds from Department of Defense, or DoD, tuition assistance programs, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA education benefits, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s business, operations, financial condition and cash flows. A

Index

summary of APEI Segment revenue derived from APUS students by primary funding source for the three and nine months ended September 30, 2016 and September 30, 2015 is included in the table below (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Title IV programs	29.5%	31.2%	29.2%	31.8%
DoD tuition assistance programs	35.2%	34.8%	35.7%	34.7%
VA education benefits	22.3%	21.5%	22.1%	20.9%
Cash and other sources	12.9%	12.5%	12.9%	12.6%
HCON students also utilize various payment sources and programs to finance educational expenses, including Title IV programs and VA education benefits. For the nine months ended September 30, 2016, approximately 84.4% of the HCON Segment’s revenue was derived from Title IV programs.

Note 3. Property and Equipment

All property and equipment is recorded at cost less accumulated depreciation, except the acquired assets of HCON, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Our Partnership At a DistanceTM system, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with this system have been capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Subtopic 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years.

The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the three months and nine months ended September 30, 2016, the Company's APEI Segment disposed of $4.3 million and $5.0 million in long-lived assets, respectively, primarily consisting of a loss that resulted from the abandoned development of a new student course registration engine. It was no longer probable development would be completed and the software placed in service due to programming difficulties that could not be resolved in a timely basis and without additional cost. The original carrying value of the software and incurred loss was $4.0 million. The losses on long-lived assets are included as loss on disposals of long-lived assets in these interim Consolidated Financial Statements.

Note 4. Assets Held for Sale

Assets held for sale represent excess real property located in Charles Town, West Virginia for our APEI Segment, no longer in use due to the relocation of employees to a new facility. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria. As such, the property is recorded at the lower of the carrying value or fair value, less cost to sell, until such time as the asset is sold. The fair value of the asset of $2.1 million, as determined by an independent appraisal, was less than the carrying value, and therefore the Company recognized a loss of $0.5 million during the three and nine months ended September 30, 2016.

During the three months ended September 30, 2016, the Company's APEI Segment sold certain excess real property located in Charles Town, West Virginia, with a carrying value of $1.1 million for a net sales price of $0.8 million. This property was no longer in use due to relocation of employees to another facility. In connection with the sale, the Company recorded a loss on sale of $0.3 million.

In connection with the items noted above, during the three and nine months ended September 30, 2016, the Company's APEI Segment had a loss on assets held for sale of $0.8 million included in loss on assets held for sale in these interim Consolidated Financial Statements.

Note 5. Investments

Index

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

On September 30, 2012, the Company made a $6.8 million investment in preferred stock of NWHW Holdings, Inc., or NWHW holdings, a holding company that operates an information technology training company, New Horizons Worldwide, Inc., or New Horizons, representing approximately 19.9% of the fully diluted equity of NWHW Holdings. During the three months ended September 30, 2016, the Company received a dividend of $3.0 million from NWHW Holdings. The Company accounts for its investment in NWHW Holdings using the equity method of accounting, and therefore recorded a corresponding reduction in the amount of its investment.

Note 6. Goodwill and Intangible Assets

In connection with its November 1, 2013 acquisition of HCON, the Company applied ASC 805, Business Combinations, using the acquisition method of accounting. The Company recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the net assets acquired and the fair value assigned to identified intangible assets, and recorded $8.1 million of identified intangible assets.

               In accordance with ASC 350, Intangibles-Goodwill and Other, the Company assesses goodwill for impairment on or around each anniversary date of the acquisition, and more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing consists of an optional qualitative assessment as well as a two-step quantitative test. Step one involves comparing the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

               In connection with the preparation of these interim consolidated financial statements, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. Due to relevant circumstances that included, but were not limited to: (1) HCON's under performance against internal targets; (2) the challenging higher education competitive and regulatory environment, particularly for proprietary institutions; (3) overall financial performance; and (4) the uncertain status of ACICS, the Company concluded it was more likely than not the fair value of HCON was less than its carrying amount; therefore, the Company proceeded with step one of the goodwill impairment test. Step one of the goodwill impairment test identified that HCON’s fair value was less than the carrying value. Accordingly, step two testing was completed in order to determine the amount of the impairment. In step two, the fair value of all assets and liabilities was estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the recorded goodwill to determine the amount of impairment. Step two testing indicated that the fair value of goodwill was $33.9 million or $4.7 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $4.7 million for the three and nine months ended September 30, 2016 to reduce the carrying value of its goodwill.

               The Company utilized an independent valuation firm to determine the fair value of HCON. The independent valuation firm weighted the results of four different valuation methods: (1) discounted cash flow; (2) guideline company method; (3) guideline transaction method - comparable transactions; and (4) guideline transaction method - private equity transactions. Under the income approach, fair value was determined based on estimated discounted future cash flows of HCON. The cash flows were discounted by an estimated risk weighted-average cost of capital, which was intended to reflect the overall level of inherent risk of HCON. Under the market approach, pricing terms from other transactions in the higher education market were used to determine the value of HCON. Values derived under the four valuation methods were then weighted to estimate HCON's enterprise value.

Index

    Determining the fair value of HCON is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, EBITDA margins, discount rates and future market conditions, among others. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCON’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim goodwill impairment test will prove to be accurate predictions of the future. If the Company’s assumptions are not achieved, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Changes in the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2016 are as follows (in thousands) (unaudited):

	APEI Segment	HCON Segment	Total Goodwill

Goodwill as of December 31, 2015	$—	$38,634	$38,634
Goodwill acquired	—	—	—
Accumulated impairment	—	(4,735)	(4,735)
Goodwill as of September 30, 2016	$—	$33,899	$33,899

The following table presents the components of the net carrying amount of goodwill by reportable segment as of September 30, 2016 (in thousands) (unaudited):

	APEI Segment	HCON Segment	Total Goodwill

Gross carrying amount of Goodwill as of December 31, 2015	$—	38,634	38,634
Accumulated impairment	—	(4,735)	(4,735)
Net carrying amount of Goodwill as of September 30, 2016	$—	$33,899	$33,899

Other intangible assets in our HCON Segment consist of the following as of September 30, 2016 (in thousands) (unaudited):

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets
Curricula	$405	$394	$—	$11
Non-compete agreements	86	50	—	36
Student contracts and relationships	3,870	2,243	—	1,627
Total finite-lived intangible assets	4,361	2,687	—	1,674
Indefinite-lived intangible assets
Trade name	1,998	—	—	1,998
Accreditation, licensing and Title IV	1,686	—	—	1,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	3,721	—	—	3,721
Total intangible assets	$8,082	$2,687	$—	$5,395

Identified intangible assets are amortized in a manner that reflects the estimated economic benefit of the intangible assets. The intangible assets Curricula and Non-compete agreements are amortized on a straight-line basis. The Student contracts and relationships intangible asset is amortized using an accelerated method.

Index

Note 7. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were 246,074 and 248,674 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2016, respectively, compared to 298,991 and 324,353 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2015.

Note 8. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal and state tax purposes, the tax years from 2013 to 2015 remain open to examination.

Note 9. Stock-Based Compensation

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

Restricted Stock and Restricted Stock Unit Awards

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company's stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The table below summarizes the restricted stock and restricted stock unit awards activity for the nine months ended September 30, 2016 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2015	293,419	$35.86
Shares granted	336,125	$16.34
Vested shares	(121,298)	$38.18
Shares forfeited	(30,069)	$26.64
Non-vested, September 30, 2016	478,177	$21.89

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

Index

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2015	329,872	$33.65	1.30	359
Options granted	—	$—
Awards exercised	(4,000)	$7.00
Awards forfeited	(53,025)	$37.09
Outstanding, September 30, 2016	272,847	$33.37	0.78	$345

Exercisable, September 30, 2016	272,847	$33.37	0.78	$345

Stock-Based Compensation Expense

Stock-based compensation expense charged against income during the three and nine month periods ended September 30, 2016 and 2015 is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Instructional costs and services	$274	$378	$1,077	$1,156
Selling and promotional	168	165	524	493
General and administrative	813	797	2,371	2,434
Stock-based compensation expense in operating income	1,255	1,340	3,972	4,083
Tax benefit	(504)	(546)	(1,566)	(1,669)
Stock-based compensation expense, net of tax	$751	$794	$2,406	$2,414

As of September 30, 2016, there was $6.6 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock and restricted stock units. The total remaining cost is expected to be recognized over a weighted average period of 1.7 years.

Note 10. Segment Information

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

Index

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
American Public Education Segment	$67,065	$69,233	$212,859	$219,263
Hondros College of Nursing Segment	6,738	7,058	21,655	22,735
Total Revenue	$73,803	$76,291	$234,514	$241,998
Depreciation and amortization:
American Public Education Segment	$4,550	$4,558	$13,619	$13,297
Hondros College of Nursing Segment	360	333	1,005	881
Total Depreciation and amortization	$4,910	$4,891	$14,624	$14,178
Income (loss) from continuing operations before interest income and income taxes:
American Public Education Segment	$5,659	$10,049	$31,211	$34,179
Hondros College of Nursing Segment	(5,267)	463	(4,189)	2,380
Total income (loss) from continuing operations before interest income and income taxes	$392	$10,512	$27,022	$36,559
Interest income, net:
American Public Education Segment	$37	$37	$111	$78
Hondros College of Nursing Segment	—	—	—	—
Total Interest income, net	$37	$37	$111	$78
Income Tax expense (benefit):
American Public Education Segment	$2,100	$3,634	$12,111	$13,071
Hondros College of Nursing Segment	(2,015)	162	(1,587)	923
Total Income Tax expense (benefit)	$85	$3,796	$10,524	$13,994
Capital expenditures:
American Public Education Segment	$2,694	$6,314	$8,992	$18,448
Hondros College of Nursing Segment	72	487	678	1,116
Total Capital expenditures	$2,766	$6,801	$9,670	$19,564

A summary of the Company’s consolidated assets by reportable segment is as follows (current period unaudited):

	As of September 30, 2016	As of December 31, 2015
	(Unaudited)
	(In thousands)
Assets:
American Public Education Segment	$264,230	$250,118
Hondros College of Nursing Segment	49,094	53,778
Total Assets	$313,324	$303,896

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 92,200 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our institutions are subject to a variety of regulations, including the recently implemented ED gainful employment rules. Currently, 10 of the 103 degree programs offered at American Public University System, representing approximately 10% of the net course registrations at American Public University System for the year ended December 31, 2015, are programs that are not subject to ED's gainful employment rules because they are programs leading to a baccalaureate degree in liberal arts that have been offered by American Public University System continuously since January 2009 and American Public University System has been regionally accredited continuously since before October 1, 2007. The remaining degree and certificate programs at American Public University System and all three programs at Hondros College of Nursing are subject to the gainful employment rules. On October 20, 2016, ED issued to institutions draft debt-to-earnings rates, or D/E rates, for the gainful employment debt measure year 2015 and certain underlying data used to calculate those rates.

Index

If institutions do not challenge the underlying data within the 45-day challenge period that ends December 7, 2016, the draft rates become final. Final D/E rates will be released to the public in January 2017. Under the gainful employment rules, a gainful employment program passes the D/E rates measure if its annual earnings rate is less than or equal to 8% or its discretionary income rate is less than or equal to 20%. A program that does not pass either of the D/E measures and that has an annual earnings rate that is greater than 8% and less than or equal to 12%, or a discretionary income rate that is greater than 20% and less than or equal to 30%, will be in a warning “zone.” A program fails the D/E rates measure if its annual earnings rate is greater than 12% and its discretionary income rate is greater than 30%. Pursuant to the gainful employment rules, and subject to the potential for adjustment based on a transition period, a gainful employment program will become ineligible for Title IV funding if it fails both D/E measures twice in three consecutive years, or if the program is in the warning “zone” for four consecutive years.

According to ED’s draft D/E rates, none of the APUS gainful employment programs were identified as failing or in the warning “zone.” ED’s draft D/E rates include no calculations of regular or transitional D/E rates for approximately three quarters (76 out of 100) of APUS’s gainful employment programs because of the size of those programs. Specifically, under ED’s gainful employment rules, ED does not calculate regular D/E rates for gainful employment programs with fewer than 30 students who received Title IV program aid in the cohort, after making certain adjustments, and ED does not calculate transitional D/E rates for gainful employment programs with fewer than 10 students who received Title IV program aid in the cohort, after making certain adjustments. For purposes of applying the gainful employment accountability measures, if a gainful employment program’s D/E rates are not calculated or issued for an award year, the program receives no result under the D/E rates measure for that award year and the program’s status under the D/E rates measure is unchanged from the last year for which D/E rates were calculated, provided that if ED does not calculate D/E rates for the program for four or more consecutive years, ED will disregard the program’s D/E/ rates for any award year prior to the four-year period when determining whether the program is eligible for Title IV funds.

Notwithstanding the low tuition rates charged by APUS, we are unable to reliably and accurately predict how the gainful employment programs for which ED did not calculate 2015 D/E rates may perform under the accountability measures in the future, including because certain underlying data is not available to us. With respect to Hondros College of Nursing, according to ED's draft D/E rates, none of the Hondros College of Nursing gainful employment programs were identified as failing or in the warning "zone". The Diploma in Practical Nursing and Associate Degree in Nursing programs each pass the D/E rates measure. The Associate Degree in Nursing program passed because it had a discretionary income rate less than or equal to 20%, although its annual earnings rate was not less than or equal to 8%. ED's draft D/E rates include no calculations of regular or transitional D/E rates for the Hondros College of Nursing online RN-to-BSN program because of the size of that program. We are unable to reliably and accurately predict how the RN-to-BSN program may perform under the accountability measures in the future, including because certain underlying data is not available to us. Furthermore, even for the APUS and Hondros College of Nursing programs for which we do have D/E rates, there is no assurance that the rates in the future will remain the same and how our gainful employment programs will perform under ED's accountability measures. Additional information regarding the regulation of our business and potential risks associated with it is available below in this Quarterly Report, under the captions “Regulatory and Legislative Activity” and “Risk Factors,” and in our Annual Report.

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

APUS has approximately 91,000 students and offers 103 degree programs and 100 certificate programs in fields of study related to national security, military studies, intelligence, homeland security, criminal justice, technology, business administration, education, health science, and liberal arts.

In April 2015, APUS implemented an admissions process requiring prospective students to complete a free, non-credit admissions assessment if they are not (i) active duty military or veteran applicants; (ii) graduates of certified federal, state or local law enforcement or public safety academies; or (iii) students with at least nine hours of transfer credit from an accredited institution with a grade of “C” or better for each course. Since initial implementation, APUS has undertaken projects to optimize the application and assessment process, and will continue to make updates as necessary. We believe that the decline in APUS’s net course registrations may be partially due to the new admissions process and cannot predict how the new admissions process or any optimizations may impact our results of operations, cash flows, and financial condition.

Index

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

To support APUS’s active duty military and certain military affiliated students, APUS currently provides a tuition grant that keeps the cost of tuition for these students at its previous level. As a result, undergraduate course tuition continues to be $250 per credit hour, and graduate course tuition continues to be $325 per credit hour for U.S. Military active-duty service members, Guard, Reserve, military spouses and dependents, and veterans. APUS estimates that the tuition grant applies to approximately 75% of its total net course registrations.

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

In December 2015, the U.S. Army implemented a new enrollment management tool that members of the Army must use to access Department of Defense, or DoD, tuition assistance. Members of the Army continue to experience various issues with the enrollment management tool, including difficulty navigating the system and selecting APUS and its programs. We believe that the issues encountered with the Army’s enrollment management tool may be negatively impacting APUS’s enrollments and net course registrations.

Information technology systems are an essential part of the APUS student experience and our business operations, and we continue to invest in technology operations and enhancements to support our systems and mission and continually evaluate whether it is appropriate to make significant changes, modifications or upgrades. These types of changes are not without risk to our operations and financial results. We continually evaluate our Partnership At a DistanceTM system, APUS’s platform for interacting with APUS’s students, for possible changes, upgrades, or replacements and such changes, upgrades, or replacements may result in us incurring significant costs or impairments that could affect our financial results in the near term. These investments may result in an increased level of spending, not all of which can be capitalized. And, in certain instances, our investments in information technology systems may prove to be unsuccessful. For example, during the three and nine months ended September 30, 2016, our APEI Segment abandoned development of a new student course registration engine, which resulted in a loss of $4.0 million.

APUS continues to evaluate the possibility of repositioning select degree programs through differentiated pricing of its programs, primarily to better align the tuition of certain programs with market demand. We cannot predict whether and when APUS may implement this change or how the implementation of tuition pricing by program would impact our net course registrations, results of operations, cash flows, and financial condition.

In late March 2016, APUS eliminated its Transfer Credit Evaluation Fee. For the year ended December 31, 2015, APUS recorded approximately $0.4 million in revenue related to the Transfer Credit Evaluation Fee.

On July 1, 2016, as previously announced, Dr. Karan H. Powell assumed the Presidency of APUS in connection with our organizational realignment. Dr. Wallace E. Boston is focused on his position as Chief Executive Officer of APEI, providing strategic leadership to APUS, HCON, and other APEI ventures. This transition, and the related

Index

organizational realignment, are expected to result in us incurring additional costs, and may cause strategic or operational challenges for us, the impact of which could adversely affect our business, financial condition, results of operations, and cash flows.

In 2011, the HLC reaffirmed APUS’s accreditation for a ten year period, with the next reaffirmation of accreditation occurring in 2021. The HLC had planned to visit APUS as part of a standard mid-cycle review in February 2017. However, in connection with our organizational realignment, the HLC has requested that APUS submit a Change of Control, Organization, and Structure application so that the HLC may determine whether the organizational realignment constitutes a change in organization or structure. This process requires APUS to submit an application by the end of 2016; a potential HLC fact-finding visit in April 2017; and, if the HLC determines that the organizational realignment constitutes a change in organization or structure, a review by the HLC's board potentially as early as June 2017. As a result of this process, the HLC has agreed to postpone APUS’s standard mid-cycle review until early 2018. We are unable to predict whether the HLC will determine that APUS’s proposed organizational realignment is a change in control or structure, and if it makes such a determination, whether the HLC will approve APUS’s application and whether or not such approval will be subject to limitations or conditions. Further, we are unable to predict what changes the HLC may require to APUS’s organizational realignment and how such changes may impact our business, operations, financial condition, results of operations, and cash flows.

On August 31, 2016, the HLC adopted policy changes that are intended to allow the HLC to respond quicker to developing situations at accredited institutions. The policy changes permit the HLC to designate publicly an institution as "in financial distress" or "under governmental investigation", where such situations have the potential to impact the institution's operations and the HLC believes the public should have information in making a decision to attend or continue to attend the institution. An accredited institution with a designation may be required to submit reports about its financial or legal situation or undergo special monitoring, and may be subject to limits on substantive changes. A designation typically will extend for not more than two years and may be removed when the HLC determines the designation is no longer required because the institution has resolved the issues that led to the designation.

In September 2016, ED began a general assessment program review, as required by law, of APUS's administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. The program review remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or any liability or other limitations that ED may place on APUS as a result of the review.

For more information on the potential risks associated with the APUS initiatives discussed above, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which operates as Hondros College of Nursing, or HCON, provides nursing education to students at four campuses in the State of Ohio, as well as online, to serve the needs of the nursing and healthcare communities. HCON’s programs are offered in a quarterly format to approximately 1,200 students.

HCON offers a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN Program, at its Ohio campuses, which are located in the suburban areas of Cincinnati, Cleveland, Columbus, and Dayton. HCON also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, or RN-to-BSN Program, predominantly to students in Ohio. Each of HCON's campuses is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS. In April 2016, ACICS granted renewed accreditation for HCON's Cincinnati and Dayton campuses through December 31, 2021 and granted renewed accreditation for HCON's Columbus campus through December 31, 2022. In August 2016, ACICS granted renewed accreditation for HCON's Cleveland campus through December 31, 2020. For information regarding ACICS’s status as an accrediting agency recognized by ED, please see “Regulatory and Legislative Activity,” below in this Quarterly Report. We believe that the uncertain status of ACICS as a recognized accrediting agency has had a negative impact on HCON's revenue and enrollments; we are unable to predict whether this trend may continue.

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

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. Regulations of the OBN require that nursing education programs such as HCON's PN and ADN Programs have a pass rate on the relevant NCLEX licensure exam that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain such pass rate, the program may face consequences, including, after four consecutive years of failing to meet that standard, placement on provisional approval status. If a program on provisional approval continues to fail to meet the requirements, the OBN may withdraw its approval of the program. HCON's ADN Program's pass rate on the relevant NCLEX licensure exam has not met the requirements of the OBN for the previous three years. As a result, HCON's ADN Program will be placed on provisional approval status by the OBN if HCON's ADN Program's pass rate on the NCLEX licensure exam fails to meet the required pass rate in 2016. If a program on provisional approval fails to

Index

meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. For the OBN to consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores, the program must attain a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. HCON has been implementing changes, including the curriculum changes discussed in this Quarterly Report, and its NCLEX pass rates for the PN and ADN Programs have increased in recent periods. While we do not know whether this trend will continue, at this time we do not expect our ADN Program to have a NCLEX pass rate for 2016 that satisfies OBN's standard, and any consequences that result from this situation may have an adverse impact on our results of operations, cash flows, and financial condition.

For more information on the potential risks associated with these HCON initiatives and HCON more generally, please refer to our Annual Report.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to the Higher Education Opportunity Act enacted in 2008, which amended the Higher Education Act, beginning with the three-year cohort default rate for the 2011 cohort published by ED in September 2014, three-year cohort default rates are applied for purposes of measuring compliance with the requirements. Pursuant to these requirements, if the three-year cohort default rate for any year after 2011 exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution loses eligibility to participate in Title IV programs. If an institution's cohort default rate is equal to or greater than 30% in any year it must establish a default prevention task force. In September 2016, ED released final official cohort default rates for institutions for federal fiscal year 2013, with ED reporting a 20.1% cohort default rate for APUS and an 11.4% cohort default rate for HCON. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

Regulatory and Legislative Activity

Pursuant to provisions of the Higher Education Act of 1965, as amended, or HEA, ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in the Title IV programs. The National Advisory Committee on Institutional Quality and Integrity, or NACIQI, is charged with advising the Secretary of Education on whether to recognize accrediting agencies for federal purposes, including for participation in Title IV programs. On April 8, 2016, 13 state attorneys general sent ED and NACIQI a letter opposing the renewal of ACICS's status as a recognized accreditor and urging ED to revoke ACICS's status as a recognized accreditor. The letter from the attorneys general criticized ACICS in relation to several institutions but did not name HCON, which is institutionally accredited by ACICS. On June 15, 2016, ED staff recommended that NACIQI deny ACICS's petition for renewal of recognition and withdraw ACICS's status as a recognized accreditor. On June 24, 2016, NACIQI recommended that ED's Senior Department Official, who ultimately is responsible for the decision, not renew ACICS's status as a recognized accreditor. On September 22, 2016, the Senior Department Official concurred with NACIQI’s recommendation and terminated ED's recognition of ACICS as a nationally recognized accrediting agency. ACICS has appealed this decision to the Secretary of ED. If a final decision is made by the Secretary on appeal to cease to recognize ACICS as a recognized accreditor, HCON would not be eligible to participate in Title IV programs, unless HCON was accredited by another institutional accrediting agency recognized by ED and ED had certified HCON to participate in the Title IV programs on the basis of such accreditation, or ED continued to certify the eligibility of the institution to participate in Title IV programs without institutional accreditation from an accreditor recognized by ED for Title IV purposes. ED may continue to certify an institution for a period no longer than 18 months after the date its accreditor's recognition ceases. The ineligibility of HCON to participate in Title IV programs would have a material adverse effect on our financial condition. HCON has applied for and is currently pursuing accreditation by the Accrediting Bureau of Health Education Schools (ABHES), a national accreditor for allied health schools that is recognized by ED. Additional information regarding accreditation and related regulatory requirements is available in our Annual Report and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program, or a Direct Loan. On November 1, 2016, ED published final regulations concerning these defenses and other matters, including certain circumstances under which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs. ED’s current regulations permit a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. The final regulations create a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. Under the final regulations, for loans first disbursed prior to July 1, 2017, ED will

Index

consider a borrower defense claim in accordance with the existing provisions, i.e., whether the institution’s acts or omissions give rise to a cause of action against the institution under state law. For Direct Loans first disbursed on or after July 1, 2017, a borrower will be able to assert a defense to repayment based on one of three types of claims:

•	breach of contract, if the institution failed to perform its obligations under the terms of a contract with the student;

•
substantial misrepresentation, if the institution or its agents made a substantial misrepresentation on which the borrower reasonably relied to the borrower's detriment when the borrower decided to attend or to continue attending the institution; or

•
judgment against the institution, if a governmental agency or the borrower as an individual or a member of a class obtained a non-default favorable judgment against the institution before a court or administrative agency.

The final regulations amend the definition of “misrepresentation” to include omissions of information and to include statements with a likelihood or tendency to mislead under the circumstances. This definition is adopted for purposes of the borrower defenses under the new regulation and also for purposes of ED’s substantial misrepresentation regulations for which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs.

Under the final rules, a borrower asserting breach of contract will be able to assert a defense to repayment of amounts owed to the government at any time after the institution’s breach and will be able to assert a right to recover amounts the government previously collected for a period not later than six years after the breach. A borrower asserting substantial misrepresentation will be able to assert a defense to repayment of amounts owed to the government at any time and will be able to assert a right to receive amounts the government previously collected not later than six years after the borrower discovers, or reasonably could have discovered, the information constituting the substantial misrepresentation. A borrower will be able to assert a defense to repayment or right to receive previously collected amounts based on a judgment against the institution at any time.

The final regulations set forth two procedures for borrower defense claims, one for individual borrowers and one for groups of borrowers identified by ED. For claims filed by individual borrowers, at the conclusion of a fact-finding process, ED will issue a final decision as to the merit of the claims and any relief granted to the borrower. ED will be able to initiate a separate proceeding to collect from the institution the amount of relief granted to the borrower. The group process will allow ED to identify potential claims against an institution on behalf of borrowers who may have filed individual claims or whom ED otherwise identifies from other sources. ED will collect from the institution any liability assessed against the institution for relief granted to the group of borrowers.

For claims that may form the basis for a borrower defense to repayment of a Direct Loan, the regulations also prohibit institutions from requiring that students first engage in the institution’s internal complaint process before contacting other agencies, prohibit the use of pre-dispute arbitration agreements by the institution, prohibit the use of class action lawsuit waivers, and require institutions to disclose to and notify ED of arbitration filings and awards. These processes and prohibitions could have the effect of increasing the number of, and time and expenses necessary to resolve, student claims, whether or not those claims have merit.

The final regulations also modify ED’s financial responsibility standards to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events, on or after July 1, 2017. Under the final regulations, ED determines automatically that an institution is not financially responsible if it is subject to one or more specified triggering events, including if the institution:

•	is a proprietary institution that fails in the previous fiscal year the 90/10 non-Title IV revenue requirement;

•	is a publicly-traded institution that receives certain warnings from the SEC or fails to timely file timely required reports; or

•	has a cohort default rate of 30% or greater for each of the two most recent official calculations.

ED also determines that an institution is not able to meet its financial or administrative obligations if, after the end of the fiscal year for which ED has most recently calculated the institution’s composite score, the institution is subject to one or more specified triggering events, and as a result of the actual or potential debts, liabilities, or losses that have stemmed or may

Index

stem from those actions or events, the institution’s recalculated composite score is less than 1.0. Such triggering events include cases in which the institution:

•	is a defendant in certain lawsuits and other actions that have resulted in or could result in liability or monetary damages;

•	is required by its accrediting agency to submit a teach-out plan for certain reasons;

•	has gainful employment programs that could become ineligible for Title IV based on their final debt-to-earnings rates for the next award year; or

•	is a proprietary institution and has a composite score of less than 1.5 and has a withdrawal of owner’s equity by any means, including by declaring a dividend.

In addition, under the final regulations, ED may determine that other events or conditions are reasonably likely to have a material adverse effect on the financial condition, business, or results of operations of the institution and may at its discretion determine that an institution is not financially responsible on the basis of such “discretionary trigger” events, which include:

•	significant fluctuation in the amount of Title IV funds received by the institution;

•	citation by a state agency or authorizing agency for failing requirements;

•	failure of a financial stress test developed by ED;

•	high annual dropout rates, as calculated by ED;

•	action by an accrediting agency to place the institution on probation or issue a show-cause order for failure to meet one or more accrediting standards;

•	violation of a provision in or default on a loan agreement; or

•	pending claims for borrower relief discharge or an expectation that a significant number of borrower relief claims will be filed related to the institution, as determined by ED.

For each triggering event, in attempt to demonstrate that the institution remains financially responsible, the institution may submit evidence that the triggering event no longer exists or has been resolved or that the institution has insurance that will cover part or all of the debt or liabilities. If ED determines that an institution is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. An institution that is required to provide a letter of credit may also be required to disclose to students information about the letter of credit, if ED determines through consumer testing that such disclosures are meaningful to students.

The final regulations also require a proprietary institution to include a loan repayment rate warning in all promotional materials for any award year in which the institution’s loan repayment rate, as calculated by ED, shows that the median borrower has not either fully repaid or made loan payments sufficient to reduce by at least one dollar the outstanding balance of each of the borrower’s FFEL or Direct Loans.

The final regulations generally are effective July 1, 2017, except for certain regulations related to student eligibility for forbearance and suspension of collection activity and related to automatic closed school discharges, which are effective immediately or as soon as operationally possible, respectively. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are continuing to evaluate the potential effect these regulations will have on HCON and APUS.  However, it is and will be challenging to predict fully the manner and effect of full implementation of the final regulations, including because of their broad scope, because they have only been recently adopted, and because of uncertainty about how ED will implement certain aspects of the final regulations, including with respect to the administrative procedures that will be utilized for processing borrower defense claims and the circumstances under which ED will find institutions subject to the discretionary

Index

triggers not to be financially responsible, and because ED has said it may in the future issue additional guidance and regulations on certain aspects of the final regulations.

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

On September 29, 2016, the U.S. Congress enacted a continuing resolution to extend funding for the federal government, including the Department of Defense, or DoD, through December 9, 2016; however, if funding is not extended beyond that date a government shutdown could occur resulting in a suspension of DoD tuition assistance programs. A government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations and financial condition.

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

Summary of Results

For the three month period ended September 30, 2016, our consolidated revenue decreased from $76.3 million to $73.8 million, or by 3.3%, over the comparable prior year period. Our operating margins decreased from 13.9% to 0.5% for the three month period ended September 30, 2016, over the comparable prior year period. For the nine month period ended September 30, 2016, our consolidated revenue decreased from $242.0 million to $234.5 million, or by 3.1%, over the comparable prior year period. Our operating margins decreased from 15.1% to 11.5% for the nine month period ended September 30, 2016, over the comparable prior year period.

During the three and nine months ended September 30, 2016, we recorded a $4.7 million impairment charge on goodwill and an $0.8 million loss on assets held for sale. During the three and nine months ended September 30, 2016, we recorded a loss on disposals of long-lived assets of $4.3 million and $5.0 million, respectively.

Index

For the three month period ended September 30, 2016, APEI Segment revenue decreased from $69.2 million to $67.1 million, or by 3.1%, over the comparable prior year period. APEI Segment operating margins decreased from 14.5% to 8.4% for the three month periods ended September 30, 2016, over the comparable prior year period. For the nine month period ended September 30, 2016, APEI Segment revenue decreased from $219.3 million to $212.9 million, or by 2.9%, over the comparable prior year period. APEI Segment operating margins decreased from 15.6% to 14.7% for the nine month period ended September 30, 2016, over the comparable prior year period. Net course registrations at APUS decreased 10.2% and 7.2% for the three and nine month periods ended September 30, 2016, respectively, over the comparable prior year periods. During the three and nine month period ended September 30, 2016, the APEI Segment recorded losses of $4.3 million and $5.0 million, respectively, on the disposal of long-lived assets. Included in the three and nine month loss is a $4.0 million loss on the abandoned development of a new student course registration engine for our APEI Segment.

For the three month period ended September 30, 2016, HCON Segment revenue decreased from $7.1 million to $6.7 million, or by 4.5%, over the comparable prior year period. HCON Segment operating margins decreased from 6.6% to negative 78.2% for the three month period ended September 30, 2016, over the comparable prior year period. For the nine month period ended September 30, 2016, HCON Segment revenue decreased from $22.7 million to $21.7 million, or by 4.8%, over the comparable prior year period. HCON Segment operating margins decreased from 10.5% to negative 19.3% for the nine month period ended September 30, 2016, over the comparable prior year period. Enrollment at HCON as of September 30, 2016 decreased approximately 11.1% as compared to the same date in 2015. During the three and nine month period ended September 30, 2016, the HCON Segment recorded a $4.7 million impairment charge on goodwill.

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

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the year ending December 31, 2016, our Compensation Committee approved an annual incentive arrangement generally applicable to senior management employees, with the aggregate amount of any awards payable dependent upon the achievement of certain Company financial and operational goals as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding incentive awards is not expected to be made until after the results for the year ending December 31, 2016 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We recognized an aggregate of approximately $0.9 million and $2.5 million of expense during the three and nine month periods ended September 30, 2016, respectively, associated with our 2016 incentive-based compensation plan.

Index

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCON Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has experienced rapid changes due to technological developments, evolving student needs, regulatory challenges, an uncertain economy, and increased competition. We believe that these factors have contributed to a decline in enrollments at our institutions and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the “Overview” section of this Management's Discussion and Analysis, that we believe over the long term may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful over the long term and cannot guarantee that we will be able to reverse our revenue decline. We believe that the admissions process initiated at APUS in April 2015, for instance, may be contributing in part to a decline in APUS's net course registrations and cannot predict how the admissions process or efforts to optimize the admissions process may impact our results of operations, cash flows, and financial condition. We also believe that HCON's change to its curriculum, and other changes it has made in an attempt to increase academic achievement, may be negatively impacting our HCON Segment's results of operations. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of our institutions' decline in enrollments and revenue, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

In connection with our November 1, 2013 acquisition of HCON, we applied ASC 805, Business Combinations, using the acquisition method of accounting. We recorded $38.6 million of goodwill, representing the excess of the purchase price over the fair value assigned to the net assets acquired. Included in this calculation were the identified intangible assets with a fair value of $8.1 million.

In accordance with ASC 350, Intangibles-Goodwill and Other, we assess goodwill for impairment on or around each anniversary date of the acquisition, and more frequently if events and circumstances indicate that goodwill might be impaired.

In connection with the preparation of the interim consolidated financial statements, we completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. Due to relevant circumstances that included, but were not limited to: (1) HCON's under performance against internal targets; (2) the challenging higher education competitive and regulatory environment, particularly for proprietary institutions; (3) overall financial performance; and (4) the uncertain status of ACICS, we concluded it was more likely than not the fair value of HCON was less than its carrying value; therefore, we proceeded with the two-step goodwill impairment test. Step one of the goodwill impairment test identified that HCON’s fair value was less than the carrying value. The subsequent step two testing indicated that the fair value of goodwill was $33.9 million or $4.7 million less than its carrying value. There was no impairment of the intangible assets. As a result, we recorded a pretax, non-cash charge of $4.7 million for the three and nine months ended September 30, 2016 to reduce the carrying value of goodwill.

  Determining the fair value of HCON is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, EBITDA margins, discount rates and future market conditions, among others. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCON’s business, there can be no assurance that the estimates and assumptions made for purposes of our interim goodwill impairment test will prove to be accurate predictions of the future. If our assumptions are not achieved, we may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. For more information on our goodwill impairment analysis, refer to "Note 6. Goodwill and Intangible Assets, Notes to Consolidated Financial Statements" in the Quarterly Report.

During the three months ended September 30, 2016, our APEI Segment incurred losses of $4.3 million related to disposals of long-lived assets, primarily consisting of a loss of $4.0 million that resulted from the abandoned development of a new student course registration engine. This loss is included in loss on disposals of long-lived assets in the interim Consolidated Financial Statements.

During the three months ended September 30, 2016, our APEI Segment incurred $0.5 million in losses related to a fair value adjustment for a certain real property classified as an asset held for sale. An additional $0.3 million in losses was incurred

Index

for the sale of a certain real property for our APEI Segment. These losses are included in loss on assets held for sale in the interim Consolidated Financial Statements. For additional information regarding the loss on assets held for sale please refer to "Note 4. Assets Held for Sale, Notes to Consolidated Financial Statements" in this Quarterly Report.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to our Annual Report and the “Overview” section of this Management's Discussion and Analysis.

Our consolidated results for the three and nine months ended September 30, 2016 and 2015 reflect the operations of our APEI and HCON Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Condensed Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.4	38.2	37.1	36.8
Selling and promotional	17.8	18.4	19.0	19.5
General and administrative	23.2	23.1	21.6	22.7
Loss on disposals of long-lived assets	5.9	—	2.2	—
Loss on sale of assets	1.1	—	0.4	—
Impairment of goodwill	6.4	—	2.0	—
Depreciation and amortization	6.7	6.4	6.2	5.9
Total costs and expenses	99.5	86.1	88.5	84.9

Income from operations before interest income and income taxes	0.5	13.9	11.5	15.1
Interest income	0.1	—	—	—

Income from operations before income taxes	0.6	13.9	11.5	15.1
Income tax expense	0.1	5.0	4.5	5.8
Equity investment gain/(loss)	—	—	0.3	—
Net Income	0.5%	8.9%	7.3%	9.3%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue. Our consolidated revenue for the three months ended September 30, 2016 was $73.8 million, a decrease of $2.5 million, or 3.3%, compared to $76.3 million for the three months ended September 30, 2015. The revenue decrease was a result of a 10.2% decrease in net course registrations in our APEI Segment partially offset by increased revenue from the 2015 tuition increase, and a decrease in revenue in our HCON Segment due to lower enrollment.

Costs and expenses. Costs and expenses for the three months ended September 30, 2016 were $73.4 million, an increase of $7.6 million, or 11.6%, compared to $65.8 million for the three months ended September 30, 2015. The increase in costs and expenses was primarily due to the impairment of goodwill in our HCON Segment, and the loss on disposals of long-lived assets and loss on assets held for sale in our APEI Segment that were partially offset by decreases in our APEI Segment's bad debt and advertising expenses. Costs and expenses as a percentage of revenue increased to 99.5% for the three months ended September 30, 2016, from 86.1% for the three months ended September 30, 2015. The increase in costs and expenses as a percentage of revenue was primarily due to the impairment of goodwill, and the losses on disposals of long-lived assets and assets held for sale.

Index

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2016 were $28.4 million, representing a decrease of 2.8% from $29.2 million for the three months ended September 30, 2015. The decrease in instructional costs and services expenses was primarily the result of a decrease in employee compensation expenses in our APEI Segment. Instructional costs and services expenses as a percentage of revenue were 38.4% for the three months ended September 30, 2016, compared to 38.2% for the three months ended September 30, 2015. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue decreasing at a rate greater than the decrease in our instructional costs and services expenses.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2016 were $13.1 million, representing a decrease of 6.6% from $14.1 million for the three months ended September 30, 2015. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses. Selling and promotional expenses as a percentage of revenue decreased to 17.8% for the three months ended September 30, 2016, from 18.4% for the three months ended September 30, 2015. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to our selling and promotional expenses decreasing at a rate greater than our consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2016 were $17.1 million, representing a decrease of 2.8% from $17.6 million for the three months ended September 30, 2015. The decrease in general and administrative expenses was primarily related to our APEI Segment's bad debt expense decreasing during the three months ended September 30, 2016 to $1.6 million, or 2.2% of revenue, compared to $2.6 million, or 3.4% of revenue in the prior year period, partially offset by professional fees related to the organizational realignment and increased compensation costs. General and administrative expenses as a percentage of revenue increased to 23.2% for the three months ended September 30, 2016, from 23.1% for the three months ended September 30, 2015. The increase in general and administrative expenses as a percentage of revenue was primarily due to consolidated revenue decreasing at a rate greater than the decrease in our general and administrative expenses.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended September 30, 2016 of $4.3 million was primarily related to a loss that resulted from the abandoned development of a new student course registration engine in our APEI Segment.

Loss on asset held for sale. The loss on the asset held for sale for the three months ended September 30, 2016 of $0.8 million resulted from the sale of real property no longer in use, and a fair market value adjustment of a second property held for sale, in our APEI Segment.

Impairment of goodwill. The impairment of goodwill for the three months ended September 30, 2016 of $4.7 million resulted from the reduction of the carrying value of goodwill in our HCON Segment. For additional information regarding the impairment of goodwill, please refer to the discussion above and “Note 6. Goodwill and Intangible Assets, Notes to Consolidated Financial Statements” in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.9 million for the three months ended September 30, 2016 and 2015. Depreciation and amortization expenses as a percentage of revenue increased to 6.7% for the three months ended September 30, 2016, from 6.4% for the three months ended September 30, 2015. The increase in depreciation and amortization expenses as a percentage of revenue was primarily due to our depreciation and amortization expenses remaining unchanged while our consolidated revenue declined.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses, were $1.3 million in the aggregate for the three months ended September 30, 2016 and 2015. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 9. Stock-Based Compensation, Notes to Consolidated Financial Statements” in this Quarterly Report.

Income tax expense. We recognized income tax expense for the three months ended September 30, 2016 and September 30, 2015 of $0.1 million and $3.8 million, respectively, or effective tax rates of 20.7% and 36.0%, respectively. The decrease in our effective tax rate is primarily due to a change in the apportionment of state taxes, and favorable adjustments related to state taxes paid for the 2015 tax year.

Net income. Our net income was $0.3 million for the three months ended September 30, 2016, compared to net income of $6.8 million for the three months ended September 30, 2015, a decrease of $6.5 million. This decrease was related to the factors discussed above.

Index

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue. Our consolidated revenue for the nine months ended September 30, 2016 was $234.5 million, a decrease of $7.5 million, or 3.1%, compared to $242.0 million for the nine months ended September 30, 2015. The revenue decrease was a result of a 7.2% decrease in net course registrations in our APEI Segment partially offset by increased revenue from the 2015 tuition increase, and a decrease in revenue in our HCON Segment due to lower enrollment.

Costs and expenses.  Costs and expenses for the nine months ended September 30, 2016 were $207.5 million, an increase of $2.1 million, or 1.0%, compared to $205.4 million for the nine months ended September 30, 2015. The increase in costs and expenses was primarily due to the impairment of goodwill in our HCON Segment, and loss on disposals of long-lived assets and loss on assets held for sale in our APEI Segment that were partially offset by decreases in our APEI Segment's bad debt and advertising expenses. Costs and expenses as a percentage of revenue increased to 88.5% for the nine months ended September 30, 2015 from 84.9% for the nine months ended September 30, 2015. Our costs and expenses as a percentage of revenue increased primarily due to the impairment of goodwill in our HCON Segment, and losses on long-lived assets and assets held for sale in our APEI Segment.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2016 were $87.0 million, representing a decrease of 2.4% from $89.1 million for the nine months ended September 30, 2015. The decrease in instructional costs and services expenses was primarily the result of decreases in compensation and benefits which were partially offset by an increase in consulting expenses in our APEI Segment and an increase in instructional costs and services expenses in our HCON Segment due to the new curriculum. Instructional costs and services expenses as a percentage of revenue were 37.1% for the nine months ended September 30, 2016, compared to 36.8% for the nine months ended September 30, 2015. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to an increase in instructional costs and services expenses in our HCON Segment due to the new curriculum.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2016 were $44.6 million, representing a decrease of 5.6% from $47.2 million for the nine months ended September 30, 2015. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses in our APEI Segment. Selling and promotional expenses as a percentage of revenue decreased to 19.0% for the nine months ended September 30, 2016 from 19.5% for the nine months ended September 30, 2015. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses declining at a rate greater than our consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2016 were $50.7 million, representing a decrease of 7.6% from $54.8 million for the nine months ended September 30, 2015. The decrease in general and administrative expenses was primarily related to our APEI Segment's bad debt expense decreasing during the nine months ended September 30, 2016, to $5.5 million, or 2.4% of revenue, compared to $10.7 million, or 4.4% of revenue in the prior year period, partially offset by increased compensation costs. General and administrative expenses as a percentage of revenue decreased to 21.6% for the nine months ended September 30, 2016 from 22.7% for the nine months ended September 30, 2015. The decrease in general and administrative expenses as a percentage of revenue was primarily due to our general and administrative expenses decreasing at a rate greater than our consolidating revenue.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the nine months ended September 30, 2016 of $5.0 million was primarily related to a loss that resulted from the abandoned development of a new student course registration engine in our APEI Segment.

Loss on asset held for sale. The loss on the asset held for sale for the nine months ended September 30, 2016 of $0.8 million resulted from the sale of real property no longer in use in our APEI Segment.

Impairment of goodwill. The impairment of goodwill for the nine months ended September 30, 2016 of $4.7 million resulted from the reduction of the carrying value of goodwill in our HCON Segment. For additional information regarding the impairment of goodwill, please refer to the discussion above and “Note 6. Goodwill and Intangible Assets, Notes to Consolidated Financial Statements” in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $14.6 million for the nine months ended September 30, 2016, compared with $14.2 million for the nine months ended September 30, 2015, representing an increase of 3.1%. This increase was the result of higher depreciation and amortization on a larger fixed asset base in our APEI and HCON Segments. Depreciation and amortization expenses as a percentage of revenue increased to 6.2% for the nine months ended September 30, 2016 from 5.9% for the nine months ended September 30, 2015. The increase in depreciation and

Index

amortization expenses as a percentage of revenue was primarily due to our APEI Segment's depreciation and amortization expenses increasing while our consolidated revenue declined.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were approximately $4.0 million and $4.1 million in the aggregate for the nine months ended September 30, 2016 and 2015, respectively. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 9. Stock-Based Compensation, Notes to Consolidated Financial Statements” in this Quarterly Report.

Income tax expense. We recognized income tax expense for the nine months ended September 30, 2016 and September 30, 2015 of $10.5 million and $14.0 million, respectively, or effective tax rates of 37.9% and 38.2%, respectively. The decrease in our effective tax rate is primarily due to a change in the apportionment of state taxes, and favorable adjustments related to state taxes paid for the 2015 tax year.

Equity investment income (loss). For the nine month period ended September 30, 2016, we recognized $0.7 million in equity investment income, which was primarily related to our share of earnings from NWHW Holdings, Inc.'s favorable adjustment of its deferred tax asset valuation allowance. For further information regarding NWHW Holdings, Inc. and our other investments, please refer to our Annual Report and “Note 5. Investments, Notes to Consolidated Financial Statements” in this Quarterly Report.

Net income. Our net income was $17.3 million for the nine months ended September 30, 2016, compared to net income of $22.6 million for the nine months ended September 30, 2015, a decrease of $5.4 million, or 23.7%. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
American Public Education Segment	$67,065	$69,233	$212,859	$219,263
Hondros College of Nursing Segment	6,738	7,058	21,655	22,735
Total Revenue	$73,803	$76,291	$234,514	$241,998
Income (loss) from continuing operations before interest income and income taxes:
American Public Education Segment	$5,659	$10,049	$31,211	$34,179
Hondros College of Nursing Segment	(5,267)	463	(4,189)	2,380
Total income (loss) from continuing operations before interest income and income taxes	$392	$10,512	$27,022	$36,559

Index

APEI Segment

For the three months ended September 30, 2016, the $2.2 million decrease to approximately $67.1 million in revenue in our APEI Segment was primarily attributable to lower net course registrations partially offset by increased tuition revenues as a result of the tuition increase discussed in the “Overview” section of this Management's Discussion and Analysis. Net course registrations at APUS decreased to approximately 84,600 during the three months ended September 30, 2016, a decrease of 10.2% compared to the same period in 2015. We believe that the decrease in APUS's net course registrations for the three months ended September 30, 2016 was primarily attributable to increased competition for students and challenges in the military market. Income from continuing operations before interest income and income taxes in our APEI Segment was $5.7 million during the three months ended September 30, 2016, a decrease of 43.7% compared to the same period of 2015, primarily as a result of costs related to losses on disposals of long-lived assets and assets held for sale that were partially offset by decreases in APEI Segment's bad debt and advertising expenses.

For the nine months ended September 30, 2016, the $6.4 million decrease to approximately $212.9 million in revenue in our APEI Segment was primarily attributable to lower net course registrations partially offset by increased tuition revenues as a result of the tuition increase discussed in the “Overview” section of this Management's Discussion and Analysis. Net course registrations decreased to 262,400 during the nine months ended September 30, 2016, a decrease of 7.2% compared to the same period of 2015. We believe that the decrease in APUS's net course registrations for the nine months ended September 30, 2016 was primarily attributable to increased competition for students and challenges in the military market, as well as to the admissions process initiated at APUS in April 2015. Income from continuing operations before interest income and income taxes was $31.2 million during the nine months ended September 30, 2016, a decrease of 8.7% compared to the same period of 2015, primarily as a result of costs related to losses on disposals of long-lived assets and assets held for sale that were partially offset by decreases in APEI Segment's bad debt and advertising expenses.

HCON Segment

We believe that the $0.3 million decrease to approximately $6.7 million, and the $1.1 million decrease to approximately $21.7 million, in revenue in our HCON Segment for the three and nine months ended September 30, 2016, respectively, was primarily due to HCON's January 2016 implementation of curriculum changes that caused recruiting challenges, which we believe resulted in certain students choosing not to pursue their studies at HCON. Income from continuing operations before interest income and income taxes declined by $5.7 million to a loss of approximately $5.3 million during the three months ended September 30, 2016 and declined by $6.6 million to a loss of $4.2 million during the nine months ended September 30, 2016, compared to the respective prior year periods. The net loss was primarily a result of the impairment of goodwill and an increase in bad debt expense for the HCON Segment.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the nine months ended September 30, 2016 and September 30, 2015 primarily through cash provided by operating income. Cash and cash equivalents were $137.7 million and $105.7 million at September 30, 2016 and December 31, 2015, respectively, representing an increase of $32.0 million, or 30.2%. Cash and cash equivalents at September 30, 2016 increased by $23.9 million, or 21.0%, as compared to September 30, 2015.

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

During the three and nine months ended September 30, 2016, our APEI Segment sold certain real property located in Charles Town, West Virginia, for a net sales price of $0.8 million. In connection with the sale, we recorded a loss on assets held for sale of $0.3 million.

During the three months ended September 30, 2016, our APEI Segment classified certain excess real property located in Charles Town, West Virginia, as held for sale. The fair value of the asset of $2.1 million, as determined by an independent

Index

appraisal, was less than the carrying value, and therefore we recognized a loss of $0.5 million during the three and nine months ended September 30, 2016. The property is expected to be sold in the next 12 months.

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

Operating Activities

Net cash provided by operating activities was $42.7 million and $42.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Net cash provided by operating activities was consistent period to period with lower net income offset by non-cash charges and changes in working capital due to the timing of cash receipts and disbursements.

Investing Activities

Net cash used in investing activities was $9.1 million and $21.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. This decrease was primarily related to a decrease in capital expenditures, partially offset by an increase in cash used for minority equity investments.

Cash used in investing activities for capital expenditures is primarily related to our APEI Segment and is for software development, including ongoing software development related to Partnership At a DistanceTM, which is our customized student information and services system, and computers and equipment to support staff. In February 2013, we made an investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 21.6% of its fully diluted equity. On February 1, 2016, we made an additional $950,000 investment in preferred stock of Fidelis Education increasing our investment to approximately 22% of its fully diluted equity. For additional information regarding our investment in Fidelis Education, please refer to our Annual Report and “Note 5. Investments, Notes to Consolidated Financial Statements” in this Quarterly Report.

During the three and nine months ended September 30, 2016, we received a dividend of $3.0 million from NWHW Holdings, Inc., or NWHW Holdings. We account for our investment in NWHW Holdings using the equity method of accounting, and therefore recorded a corresponding reduction in the amount of our investment.

Financing Activities

Net cash used in financing activities was $1.6 million and $23.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in cash used in financing activities for the nine months ended September 30, 2016 was primarily related to less cash being expended for the repurchase of our common stock. For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

Index

There were no material changes to our contractual commitments outside of the ordinary course of our business during the nine months ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2016.

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2016. We maintain our cash and cash equivalents in bank deposit accounts, which may exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At September 30, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended September 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2016. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

ED has published final rules setting forth new standards and procedures related to borrower defense-to-repayment claims with respect to Title IV loan obligations and institutional liability for successful claims and modifying ED’s financial responsibility standards to include triggers that would or could require an institution to post a letter of credit, depending on the circumstances. While the impact of the final regulations remains unclear, it is possible that the final regulations may create significant liability or cause us to be required to post a letter of credit that could have a material adverse effect on our business.

On November 1, 2016, the Department of Education, or ED, published final regulations concerning which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program, or a Direct Loan, and certain other matters. The final regulations create a new federal standard for borrower defenses, new limitation periods for borrower defense claims, and new processes for resolution of such claims. Under the final regulations, ED may initiate a separate proceeding to collect from the institution the amount of relief resulting from a borrower defense brought by an individual borrower, and as part of the group-process hearing ED will collect from the institution any liability for amounts discharged or reimbursed to borrowers under the group process. The final regulations also modify ED’s financial responsibility standards to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events that occur on or after July 1, 2017. If ED determines that an institution is not financially responsible because of one or more triggering events, to continue participating in Title IV programs, the institution will be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. An institution that is required to provide a letter of credit may also be required to disclose to students information about the letter of credit. For more information about the proposed regulations, see “Item 2 - Overview - Legislative and Regulatory Activity” of this Quarterly Report.

The final regulations generally are effective July 1, 2017. We are continuing to evaluate the potential effect these regulations will have on HCON and APUS. However, it is and will be challenging to predict fully the manner and effect of full implementation of the final regulations, including because of their broad scope, because they have only been recently adopted, and because of uncertainty about how ED will implement certain aspects of the financial regulations, including with respect to the administrative procedures that will be utilized for processing borrower defense claims and the circumstances under which ED will find institutions subject to the discretionary triggers not to be financially responsible, and because ED has said it may in the future issue additional guidance and regulations on certain aspects of the final regulations.

If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows. If we are subject to one or more triggering events and as a result ED determines that we are not financially responsible, we may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the final regulations prohibit institutions from requiring that students first engage in the institution’s internal complaint process before contacting other agencies, prohibit the use of pre-dispute arbitration agreements by the institution, prohibit the use of class action lawsuit waivers, and require institutions to disclose to and notify ED of arbitration filings and awards, for claims that may form the basis for a borrower defense to repayment of a Direct Loan. As a result of these prohibitions, we could incur claims and expenses that we have not previously incurred, and which could have a material adverse effect on our business, financial condition and results of operations.

Index

Unless its appeal to the Secretary of Education is granted, the Accrediting Council for Independent Colleges and Schools, HCON’s accrediting agency, will lose its ability to serve as an accrediting agency for Title IV program purposes, and HCON may lose its ability to participate in Title IV programs if it cannot obtain alternative institutional accreditation.

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

On April 8, 2016, 13 state attorneys general sent ED and NACIQI a letter opposing the renewal of ACICS’s status as a recognized accreditor and urging ED to revoke ACICS’s status as a recognized accreditor. The letter from the attorneys general criticized ACICS in relation to several institutions but did not name HCON. On June 15, 2016, ED staff recommended that NACIQI deny ACICS’s petition for renewal of recognition and withdraw ACICS’s status as a recognized accreditor. On June 24, 2016, NACIQI recommended that ED’s Senior Department Official, who ultimately is responsible for the decision, not renew ACICS’s status as a recognized accreditor. On September 22, 2016, the Senior Department Official concurred with NACIQI’s recommendation and terminated ED's recognition of ACICS as a nationally recognized accrediting agency. ACICS has appealed this decision to the Secretary of ED. If a final decision is made, through the Secretary on appeal, to cease to recognize ACICS as a recognized accreditor, HCON would not be eligible to participate in Title IV programs or the DoD tuition assistance programs, unless HCON was accredited by another institutional accrediting agency recognized by ED and ED had certified HCON to participate in the Title IV programs on the basis of such accreditation, or ED continued to certify the eligibility of the institution to participate in Title IV programs without institutional accreditation from an accreditor recognized by ED for Title IV purposes. ED may continue to certify an institution for a period no longer than 18 months after the date its accreditor’s recognition ceases. The ineligibility of HCON to participate in Title IV programs would have a material adverse effect on HCON’s enrollments and on our revenue, results of operations, and financial condition.

HCON has applied for and is currently pursuing initial accreditation by the Accrediting Bureau of Health Education Schools (ABHES), a national accreditor for allied health schools that is recognized by ED.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three month period ended September 30, 2016, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2016 – July 31, 2016	—	$—	—	336,125	$148,008
August 1, 2016 – August 31, 2016	—	—	—	336,125	148,008
September 1, 2016 – September 30, 2016	—	—	—	336,125	148,008
Total	—	$—	—	336,125	$148,008

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

(3)
During the nine month period ended September 30, 2016, we were deemed to have repurchased 30,069 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 to this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	November 14, 2016
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 14, 2016
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)