Form 10-K
period 2016-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2017-03-01
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
Yes  ☐      No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $361.7 million. For purposes of this calculation, shares of common stock held by the registrant’s chief executive officer, the registrant’s chief financial officer, and the registrant’s directors were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The total number of shares of common stock outstanding as of February 24, 2017, was 16,205,924.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2016 fiscal year) are incorporated by reference into Part III of this Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•	changes to the size of our student enrollment, net course registrations, and the composition of our student body, including the pace of such changes;

•	our ability to manage and influence our bad debt expense;

•	our ability to maintain, develop, and grow our technology infrastructure to support our student body;

•	our conversion of prospective students to enrolled students and our retention of active students;

•	our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner or on a timely basis;

•	our plans for, marketing of, and initiatives at, National Education Seminars, Inc., which we refer to as Hondros College of Nursing;

•	our ability to leverage our investments in support of our initiatives, students, and institutions;

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

PART I
ITEM 1. BUSINESS
American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to approximately 90,000 students through two subsidiary institutions. In this Annual Report, “we,” “our,” “us,” “the Company” and similar terms refer to APEI and its subsidiary institutions collectively unless the context indicates otherwise.

This Item 1 of our Annual Report contains a “Company Overview” section that provides information about our subsidiary institutions, reporting segments, our history, the postsecondary educational market, competition, competitive strengths, strategic approach, executive officers, seasonality and available information. Item 1 also contains a section entitled “Our Institutions” that provides institution specific information regarding each of our two subsidiary institutions, and a “Regulatory Environment,” section that provides information on some of the regulations that impact postsecondary educational institutions.

COMPANY OVERVIEW
Subsidiary Institutions

Our institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current profession or help them prepare for their next career. Our wholly-owned operating subsidiary institutions include:

•
American Public University System, Inc., or APUS, provides online postsecondary education to approximately 88,700 adult learners with a history of serving the needs of the military and public safety communities. APUS is an overarching university system, with two components: American Military University, or AMU, which is focused on educating military students, and American Public University, or APU, which is focused on educating non-military students.

APUS offers 106 degree programs and 103 certificate programs in diverse fields of study, including business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies, intelligence, and homeland security. APUS employs approximately 390 full-time faculty members and 1,650 part-time faculty members and has regional accreditation from the Higher Learning Commission, or HLC.

Although APUS’s focus has expanded, APUS continues to have an emphasis on its relationship with the military community. As of December 31, 2016, approximately 54% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON, provides nursing education to approximately 1,300 students across five campuses in the State of Ohio, as well as online. HCON offers a Diploma in Practical Nursing and an Associate Degree in Nursing. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton and, beginning in January 2017, Toledo. HCON also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN Program, predominantly to students in Ohio.

HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education, or CCNE. HCON’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN Program is approved by the Ohio Department of Higher Education. In addition, the Diploma in Practical Nursing and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing. The RN-to-BSN program is fully online, while the Diploma in Practical Nursing and Associate Degree in Nursing offer portions of the program online. HCON employs approximately 90 full-time faculty members and 40 part-time faculty members.

Reporting Segments

Our operations are organized into two reporting segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON.

Our consolidated revenue for the year ended December 31, 2016 decreased to $313.1 million from $327.9 million for the year ended December 31, 2015. Net income was $24.2 million for the year ended December 31, 2016, compared to net income of $32.4 million for the year ended December 31, 2015. Financial information regarding each of our reporting segments, including information regarding segment revenue, net income and total assets for each of the last three fiscal years, can be found in our Consolidated Financial Statements found in Item 8 of Part II of this Annual Report; financial information is reported in this Annual Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Selected Financial Data,” and “Financial Statements and Supplementary Data.”

Our History
In 1991, retired Marine Corps officer James P. Etter founded American Military University, or AMU, in Virginia offering distance graduate education to a mobile population of military learners with unique needs.  Over time, undergraduate and graduate programs were added to help prepare students for leadership roles both within the military and for transition to post-military life and careers.
In 2002, AMU was reorganized into a holding company and APEI was formed and incorporated in Delaware as the parent of APUS, which was organized with two components: AMU and American Public University, or APU, which was created to provide the same quality, affordable and flexible education to a broader audience of adult learners.
In 2003, APUS moved to its current home in Charles Town, West Virginia.
In 2006, APUS received regional accreditation from the Higher Learning Commission, or HLC.
In 2007, APEI became a publicly-traded company on NASDAQ.
In 2011, HLC reaffirmed accreditation for APUS through the 2020-2021 academic year.
In 2013, APEI acquired HCON, with campuses located in Ohio.
Today, APUS is one of the largest providers of online higher education, offering a broad array of programs to students enrolled worldwide, including Associate, Bachelor’s and Master’s degrees, along with Undergraduate and Graduate certificates, dedicated to preparing students for excellence in service, leadership and achievement.

Postsecondary Education Market Structure and Market Opportunities
The postsecondary education sector in the United States is large, with over 4,000 institutions, diverse in its business models and fragmented in that no one institution has a significant share of the sector. Most postsecondary institutions, including for-profit postsecondary institutions, regardless of where they are located, how they are organized, and who they serve, face certain key drivers of change, including:

•	continued focus on the cost of a college education and the resulting impact on access;

•	concern over the high level of indebtedness that college students take on;

•	large number of students with some college credit, but no degree;

•	questions about the quality of academic programs and the ability to translate the value of a postsecondary education into economic mobility; and

•	rising numbers of adult learners with a differentiated set of needs from traditional age students.

We believe that with nearly 2.1 million active-duty military and reservists, the military community will continue to be a significant market for online education. Because of irregular schedules, geographic mobility and access to tuition assistance funding, we believe service members will continue to seek respected universities that provide military-focused support services coupled with an online curriculum that is designed to prepare graduates for both career advancement and employment outside of the military. As part of their longstanding tradition, military leaders often encourage service members to use their earned education benefits, and to enhance their qualifications for purposes of the military’s compensation, promotion, assignment and performance systems.

Elected and private-industry leaders are heavily promoting new policies and campaigns to facilitate the hiring of veterans, supporting a transition from military service to the workforce and stimulating demand for online education. As these policies lower barriers to non-military jobs and facilitate veteran-owned businesses winning federal contracts, online universities offer valuable educational opportunities for constituents regardless of where they live, work or learn.
The Department of Defense, or DoD, uniform tuition assistance policy offers service members a variety of affordable education and financial aid options. Additionally, veterans (and certain service members) are entitled to educational benefits from the Department of Veterans Affairs, or VA. For more information, refer to “Our Institutions” and “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.”
    On a national level, the expanding healthcare sector is driving demand for nursing education. According to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook, 2016-17 Edition, job opportunities for licensed practical nurses and registered nurses are expected to grow approximately 16% between 2014 and 2024, faster than the average growth for all occupations. The demand for nurses in Ohio is similar to national demand. According to the Ohio Department of Job and Family Services’ 2022 Ohio Job Outlook report, job opportunities for licensed practical nurses and registered nurses are expected to grow 21.6% and 15.4%, respectively. Despite anticipated growth in job opportunities, a 2014 report from the American Association of Colleges of Nursing stated that over 53,000 qualified applications were not accepted by entry-level baccalaureate programs at nursing schools in 2013. These statistics suggest there may be unmet demand from qualified students for nursing educational programs.

Competition
APUS competes primarily with not-for-profit public and private two-year and four-year colleges, as well as other for-profit schools, particularly those that offer online learning programs. We believe APUS’s primary competitors include: Ashford University, Capella University, Grand Canyon University, Liberty University, Southern New Hampshire University, Strayer University, University of Maryland University College, and flagship and mid-size state universities offering degree programs online.
We believe that the competitive factors in the U.S. postsecondary education market include:

•	alignment of academic programs to high growth sectors of the job market;

•	affordability;

•	breadth of degree offerings;

•	flexibility in delivery models;

•	experienced faculty engaged in the practice of their fields;

•	level of support for student success;

•	effectiveness of marketing efforts directed at attracting students; and

•	strong compliance track record.

Our institutions continue to face significant competition and other challenges that impact the competitive environment. These challenges include those related to federal policies governing for-profit institutions and financial aid that either apply only to for-profit institutions and exclude not-for-profit and public education, such as the 90/10 Rule, or that in effect impose more restrictions on for-profit institutions than on not-for-profit and public institutions based on the nature of the requirements, such as gainful employment regulations.

Most public institutions are aided by substantial government subsidies. Public and private not-for-profit institutions benefit from government and foundation grants, in addition to tax-exempt status, tax-deductible contributions and other financial resources not widely available to for-profit institutions. Many public competitors also benefit from longstanding name recognition and are able to directly recruit students in a more cost-effective manner, especially in their local markets.

We also expect our institutions to continue to face greater competition from an increasing number of institutions shifting their delivery models to include online education programs, as well as from non-traditional offerings provided by both educational institutions and non-traditional providers. In recent years other institutions, including competing institutions, have started providing non-traditional, credit-bearing and non-credit-bearing education programs, including massively open online courses, or MOOCs, without charge or at low costs. We have also observed an increase in institutions offering competency-based programs, which permit students to progress in a program by demonstrating that they have achieved certain skills or knowledge rather than by earning credit hours. We believe that our institutions will continue to face new competition from such programs, including competition from lower cost alternatives. Additionally, non-traditional competitors, such as entities offering coding bootcamps and micro-credentials, are offering new alternative educational paths. While we are working to develop our own alternatives in some of these areas, including with respect to competency-based education at APUS, there are other institutions with programs that are more fully developed, and our offerings may not receive market acceptance or qualify for access to Title IV programs. The competition from an increased number of schools shifting their delivery models to include online education programs and from non-traditional offerings is accelerating, including because the online experiments that many institutions began several years ago are now becoming more mainstream and because a greater number of students and employers are seeking alternatives to a traditional format.

Within the postsecondary education market generally, we anticipate increased competition, including because the total postsecondary student population has been declining. The combination of reduced growth or declines in the postsecondary student population, increased capacity in the postsecondary education market and greater competition from non-traditional offerings will further intensify competition, and any further decline in the number of enrollments could have an adverse effect on our results of operations. For more information on competition within the postsecondary education market, see “Risk Factors - Risks Related to Attracting and Retaining Students.”

Competitive Strengths
Today’s adult learners, whether military or civilian, are often working with extended or irregular work schedules, have family obligations, travel or relocate frequently, and often have limited financial resources.
The Lumina Foundation published “Who is Today’s Student” which aggregated key facts describing today’s postsecondary students, who largely:

•	Are older than 25 and are juggling more than just education

◦	38% of college students today are older than 25

◦	25% are raising children while pursuing their education

•	Are trying to fit college alongside work obligations

◦	58% are working while they are enrolled

◦	40% attend school part-time

•	Are balancing living expenses with the rising average national cost of college

◦	42% of today’s college students are living near or below the poverty line

◦	25% of recipients of a Bachelor’s degree graduate with at least $24,000 in debt

•	Are struggling to graduate

◦	53% of student-parents leave college with no degree

◦	11% of low-income, first-generation college students had attained a bachelor’s degree within six years
While many institutions are struggling to determine how to meet the needs of today’s students, both APUS and HCON have been successfully serving students with these profiles since their founding.
The sources of our institutions’ competitive strengths include:

•
Academic Relevance and Excellence. Both APUS and HCON offer programs aligned to areas of high growth in the job market as supported by data provided by the Bureau of Labor Statistics and non-governmental organizations.  This is particularly true in the healthcare, technology and business sectors, and in cybersecurity, nursing and health information management programs.  APUS also offers a liberal arts curriculum that develops the “soft skills” in demand by employers.  APUS utilizes Industry Advisory Councils, or IACs, to evaluate and inform the overall and program-specific academic learning strategy regarding career relevance of programs and degrees. This facilitates efforts to connect APUS’s curriculum to the industries and the students it serves and to deliver a high-quality academic product. The depth and breadth of APUS’s program offerings are designed to effectively address the diverse needs of students who enter into education programs with vastly different educational and career backgrounds and goals. Similarly, HCON focuses on educational relevance and excellence by hiring experienced industry professionals as faculty while enhancing student services to assist students with courses, labs, and clinical offerings. HCON’s faculty includes individuals with research experience and specialized nursing credentials. Further, HCON has invested in an innovative concept-based curriculum and simulation labs to enhance the student learning experience and improve student success. Our institutions are committed to continually assessing and enhancing our academic programs and our student services to offer a high-quality education and support successful outcomes for our students and graduates.

•
Affordable Tuition. From its founding, APUS set tuition to align with tuition assistance programs available to members of the military and today, tuition at APUS remains among the lowest in the sector, therefore not requiring students to take on as much indebtedness as they might at another institution.  The combined tuition and fees at APUS are, in almost every case, less expensive for undergraduate and graduate students than the average in-state cost at a public university. This, when combined with APUS’s undergraduate book grant, which is provided to all undergraduate students, results in significant savings for students. For nearly 15 years, APUS did not increase undergraduate tuition. Following a tuition increase that was effective in July 2015, undergraduate tuition at APUS is $270 per credit hour, or $810 per three-credit course. A full 121-credit hour undergraduate degree may be earned for $32,670 in tuition costs at current tuition rates. Following the July 2015 tuition increase, APUS’s graduate tuition is $350 per credit hour, or $1,050 per three-credit course, which means many APUS graduate degrees may be earned for $12,600 in tuition at current rates. APUS provides a tuition grant to support students who are U.S. Military active-duty service members, Guard, Reserve, military spouses and dependents, and veterans. For such individuals, tuition is set at pre-July 2015 rates, with undergraduate course tuition at $250 per credit hour, and graduate course tuition at $325 per credit hour. APUS estimates that the tuition grant applied to approximately 75% of its total net course registrations in 2016. Because of the tuition grant, APUS’s undergraduate tuition is 100% covered by DoD tuition assistance and approximately 80% of graduate tuition is covered. Tuition and fees at HCON are also designed to be affordable and competitive with those of similar institutions offering the same level of flexibility, accessibility, and student experience.

•
Flexible Delivery and Frequent Entry Points, Focused on Adult Learners. APUS designs courses and programs specifically for online delivery. APUS recruits and prepares its faculty exclusively to deliver online instruction. Because students are located worldwide, APUS focuses on providing asynchronous, interactive education to students that fits their busy lives. APUS offers monthly starts, giving students the opportunity to begin their studies at a time that works for them.  Our academic support offerings, from advising and mentoring to library services and career planning, are individualized to students’ needs, designed to support them at each step of their education journey and in a format that works best for them. These offerings range from self-service access to resources and virtual career fair events to live video chats and personalized coaching sessions with experts in the applicable discipline. HCON offers programs that accommodate working adults by offering a fully online RN-to-BSN program, blended online and in-person courses for the Diploma in Practical Nursing and Associate Degree in Nursing programs, and daytime and evening/weekend options for in-person classes.

•
History of serving the military community. Although APUS’s focus has expanded, the university system continues to have a strong emphasis on its relationship with the military community and is one of the leading providers of postsecondary education to members of the military community. As of December 31, 2016, approximately 54% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

Strategic Approach

In an effort to return to revenue growth and improve our financial performance, we are employing the following strategies:

•
Maintain Our Leading Position in the Military Market. APUS has focused on the needs of the U.S. military community since being founded as AMU. The combination of our online model, focused curriculum, and outreach to military communities has enabled APUS to maintain market share against more established institutions, many of which are traditional schools offering on-campus instruction that have served the military market for longer periods. APUS remains firmly committed to providing exceptional service and support to the military community.

•
Increase APUS’s Share of the Civilian Market. APUS designs its curriculum to be broadly relevant to adult learners, and particularly responsive to those in public safety, security, and public service communities. Today’s adult learners, regardless of their specific career requirements, are looking for a highly-tailored educational experience that prepares them for success. APUS’s academic offerings are attractive options for all students looking for high quality, affordable and flexible programs.

•
Add New Degree Programs and Offerings at Our Institutions. Our institutions will continue expanding their degree offerings to meet emerging student needs and marketplace demands, with a focus on new programs in fields exhibiting higher than average job growth. Our institutions will also continue to consider alternatives and non-traditional offerings, including competency-based education.

•
Enhance Student Success. We are focused on increasing the percentage of applicants who are prepared for the rigors of higher education and capable of successfully completing courses and graduating from our programs. We also provide services designed to improve student persistence, increase the level of engagement and collaboration in the classroom, and deliver interventions designed to help students succeed.

•
Utilize Innovative Education Technology. We provide a unique and advanced online learning environment leveraging existing and proprietary technologies, as well as emerging technologies, in service of enhancing student services, classroom instruction, learning outcomes and the overall student experience, as well as to encourage student persistence and engagement.

To support growth in our existing businesses as well as effect business model diversification, we will continue to assess and pursue strategic investments and acquisitions. Examples of our investments and acquisitions to date include:

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

•
RallyPoint. In December 2015, we made a $3.5 million investment in preferred stock of RallyPoint Networks, Inc., or RallyPoint, an online social network for members of the military. Our investment represented approximately 14% of its fully diluted equity and entitled APEI to two board observer seats.

•
New Horizons Worldwide, Inc. In September 2012, we made a $6.8 million equity investment and a $6.0 million debt investment in a holding company that acquired New Horizons, a global information technology training company operating over 300 locations around the world through franchise arrangements in approximately 70 countries. In connection with the investment we acquired approximately 20% of the fully diluted equity of the New Horizons holding company and are entitled to certain rights, including rights to representation on the Board of Directors of the holding company. In December 2014, the New Horizons holding company prepaid the $6.0 million debt investment we made in connection with the transaction. In 2016, we received a $3.0 million dividend from the New Horizons holding company. We account for our investment in the New Horizons holding company using the equity method of accounting, and therefore recorded a corresponding reduction in the amount of our investment.

The strategy for future investments will be to focus on investing in healthcare and in companies that bridge education to employment, delivering on the promise to enable economic mobility for adult learners, in particular those in the military, national security and public service communities, through a combination of educational offerings and workforce-related solutions.
For additional information regarding these and our other investments and acquisitions, please refer to the “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.”

Executive Officers

Set forth below is certain information concerning our executive officers serving as of the date of this Annual Report.

Name	Age	Position
Dr. Wallace E. Boston	62	President, Chief Executive Officer and Director of APEI
Richard W. Sunderland, Jr., CPA	56	Executive Vice President, Chief Financial Officer
Dr. Karan H. Powell	63	President of APUS
Thomas A. Beckett	49	Senior Vice President, General Counsel and Secretary
Amy N. Panzarella, SPHR, SHRM - SCP	42	Senior Vice President, Human Resources and Community Affairs

Dr. Wallace E. Boston joined us in September 2002 as Executive Vice President and Chief Financial Officer of APUS and, since July 2016, has served as President and Chief Executive Officer and a member of the Board of Directors of APEI. From June 2004 to July 2016, he served as President, Chief Executive Officer and a member of the Board of Directors of APEI as well as President and Chief Executive Officer of APUS. From August 2001 to April 2002, Dr. Boston served as Chief Financial Officer of Sun Healthcare Group. From July 1998 to May 2001, Dr. Boston served as Chief Operating Officer and, later, President of NeighborCare, Inc. From February 1993 to May 1998, Dr. Boston served as Vice President of Finance and later, Senior Vice President of Acquisitions and Development of Manor Healthcare Corporation, now Manor Care, Inc. From November 1985 to December 1992, Dr. Boston served as Chief Financial Officer of Meridian Healthcare.

Richard W. Sunderland, Jr., CPA joined us in February 2011 as a consultant and became Senior Vice President of Finance of APUS in December 2012. Effective January 1, 2014, Mr. Sunderland was appointed Executive Vice President and Chief Financial Officer of APEI. Prior to joining APUS, Mr. Sunderland served as the Chief Financial Officer of NovaSom, Inc. from 2008 to 2010. In addition, Mr. Sunderland served as Chief Financial Officer of Active Day, Inc. between 2005 and 2008, and in various roles, including as Controller, Senior Vice President and Chief Financial Officer, of NeighborCare, Inc. from 1993 to 2004.

Dr. Karan H. Powell joined us in April 2004 as Interim Chancellor after serving on the Board of Trustees of APUS for two years and, since July 2016, has served as President of APUS. From October 2005 to December 2005, Dr. Powell served as the Dean of the School of Business, Management and Graduate studies. From January 2006 to July 2008, Dr. Powell served as Vice President and Academic Dean. In July 2008, Dr. Powell was promoted to Senior Vice President and served as Senior Vice President and Academic Dean until August 2011 when she was promoted to Executive Vice President and Provost. In 2010, Dr. Powell joined the board of the Higher Education Resource Services (HERS) and was elected to the HERS executive board as Secretary in 2014. Dr. Powell has served on the Board of Trustees for Garrison Forest School in Baltimore, Maryland since 2012. Between 1988 and 2007, Dr. Powell served at Georgetown University in various roles, including Director of Professional Development in the School of Continuing Education, Director of Organization Development Programs, Director of IRS Executive Development Program and as an Executive Instructor in the School of Business.

Thomas A. Beckett joined us in April 2011 as Director, Legal Affairs for APUS, in January 2012 became Vice President, Legal Affairs and, since January 2016, has served as Senior Vice President and General Counsel for APEI and APUS, and Secretary since June 2016 for APEI. Prior to joining APUS, Mr. Beckett was the General Counsel and Chief Operating Officer of HealthSport, Inc. and its wholly owned subsidiary, InnoZen, Inc. (now CURE Pharmaceutical) from December 2007 to September 2010. In addition, from 2004 to 2010, Mr. Beckett held various leadership positions at HealthSport and InnoZen.  Prior to this, Mr. Beckett was an associate at King & Spalding LLP from 1996 to 1999 and at Holland & Knight LLP from 1995 to 1996.  Mr. Beckett began his career in 1989 as a banking officer with First Union National Bank.

Amy N. Panzarella, SPHR, SHRM - SCP joined us in 2008 as the Manager of Human Resources of APUS, and since July 2016, has served as Senior Vice President, Human Resources and Community Affairs. Prior to joining APUS, Ms. Panzarella was the Director of Human Resources at DALB, Inc., from September 2006 to February 2008; Employee Relations Manager at Hollywood Casino at Charles Town Races, from April 2003 to September 2006; and Human Resources Generalist at Wright-Patt Credit Union, Inc. from December 1995 to June 2002. Ms. Panzarella earned her Senior Professional Human Resource Certification (SPHR) in 2009 and her Society for Human Resource Management Senior Certified Professional Certification (SHRM-SCP) in 2014.

Seasonality and Quarterly Fluctuations

Our quarterly results fluctuate and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments. Our student population also varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of these factors.

Available Information About Us

APEI was incorporated in Delaware in 2002, as the successor to a Virginia corporation incorporated in 1991. Our website is www.americanpubliceducation.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

OUR INSTITUTIONS

We provide postsecondary education through two subsidiary institutions, APUS and HCON. Our institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United

States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV.

American Public University System

APUS is based in Charles Town, WV and has regional accreditation from the Higher Learning Commission, or HLC. APUS traces its roots to AMU, which was founded in 1991 as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. APUS has gradually broadened its focus to include other military communities, veterans, public safety, and certain other non-military communities with a focus on a broad purpose of “educating those who serve.” In 2002, APUS was organized into a university system with two components: American Military University, or AMU, and American Public University, or APU. AMU is focused on educating students from the military, national security and public safety communities. APU is focused on educating career-focused working adults with an emphasis on educating professionals working in public service related communities. APUS is an online institution of higher learning, which we believe is well-suited to its students, especially its military, public service and working adult students, who serve in positions requiring extended and irregular work schedules, are on call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, balance family and work demands and may be single parents with limited financial resources. Many of our students have significant prior education and career experiences. APUS is designed to serve those students with tailored offerings to support them in successfully reaching their individual goals.

Although APUS’s focus has broadened, it continues to have an emphasis on its relationship with the military community. As of December 31, 2016, approximately 54% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment. The remainder of APUS’s students are military-affiliated professionals (such as veterans, reservists or National Guard members), public safety professionals (such as law enforcement personnel or other first responders) and other civilians (such as military spouses and working adult students).

Curriculum and Scheduling

APUS offers 209 degree and certificate programs through over 1,700 unique courses that are primarily offered in either eight- or sixteen-week formats. Academic terms begin on the first Monday of each month. APUS’s programs are as follows:

Programs	Number
Master’s Degrees	37
Bachelor’s Degrees	46
Associate Degrees	23
Total Degree Programs:	106

Certificates	Number
Graduate	49
Undergraduate	54
Total Certificates:	103

TOTAL PROGRAMS AND CERTIFICATES	209

At the graduate level, APUS offers programs in the following fields of study:

Master of Arts in:	Master of Education in:
Criminal Justice	Educational Leadership
Emergency and Disaster Management	Teaching
Emergency and Disaster Management and	Teaching - Non-Licensure Concentration
Homeland Security	in Elementary Education
Entrepreneurship	Teaching - Non-Licensure Concentration
History	in Social Studies
Homeland Security
Humanities	Master of Public Administration
Intelligence Studies	Master of Public Health
International Relations and Conflict	Master of Public Policy
Resolution
Legal Studies	Master of Science in:
Management	Accounting
Military History	Applied Business Analytics
Military Studies	Cybersecurity Studies
National Security Studies	Environmental Policy and Management
Political Science	Health Information Management
Psychology	Information Technology
Reverse Logistics Management	Nursing
Security Management	Space Studies
Transportation Management and Logistics	Sports and Health Sciences
Sports Management
Master of Business Administration

At the undergraduate level, APUS offers programs in the following fields of study:

Bachelor of Arts in:	Bachelor of Science in (continued):
Criminal Justice	Information Technology Management
Emergency and Disaster Management	Legal Studies
English	Mathematics
Entrepreneurship	Natural Sciences
General Studies	Nursing
Government Contracting and Acquisition	Public Health
History	Space Studies
Homeland Security	Sports and Health Sciences
Hospitality Management	Sports Management
Human Development and Family Studies	Technical Management
Intelligence Studies
International Relations	Associate of Arts in:
Management	Business Administration
Marketing	Communication
Middle Eastern Studies	Counter-Terrorism Studies
Military History	Criminal Justice
Philosophy	Early Childhood Care and Education
Political Science	General Studies
Psychology	History
Religion	Hospitality
Retail Management	Management
Reverse Logistics Management	Military History
Security Management	Real Estate Studies
Sociology	Retail Management
Transportation and Logistics	Weapons of Mass Destruction Preparedness

Bachelor in Business Administration	Associate in Applied Science in:
Health Sciences
Bachelor of Science in:	Technical Management
Accounting
Business Analytics	Associate of Science in:
Criminal Justice - Forensics	Accounting
Cybersecurity	Computer Applications
Electrical Engineering	Database Application Development
Environmental Science	Explosive Ordinance Disposal
Health Information Management	Fire Science
Fire Science Management	Paralegal Studies
Information System Security	Public Health
Information Technology	Web Publishing

APUS offers 103 certificate programs. APUS’s certificate programs generally consist of a minimum of 18 credit hours and focus on a particular component of a broader degree program. Students may earn discrete certificates or earn certificates in combination with work toward a degree program. APUS also offers several Learning Tracks comprised of one two-week “Classroom Success” orientation course about online learning, and three academic courses in a related area of interest. A Learning Track allows students to pursue a course of study without having to commit to a degree or certificate program. In the first quarter of 2017, APUS intends to launch MomentumTM, its Competency Based Education Program. Competency Based Education, or CBE, focuses on the achievement of knowledge and skills, providing a more flexible degree path to non-traditional students seeking an alternative to prevailing schedule and tuition constraints.

Student Recruitment and Marketing

APUS’s relationship-based marketing strategy focuses on building long-term, mutually beneficial relationships with organizations and individuals in the military and public safety communities. The core of this strategy is rooted in our military and public safety outreach teams, which serve these communities and foster long-standing relationships. We believe APUS’s reputation as a trusted educator yields peer-to-peer referrals, and positions APUS as a respected institution among certain federal and private sector employers. These relationships, as well as APUS’s student and alumni networks, also create personal referrals. We believe that this relationship-based marketing approach enables APUS to achieve lower student acquisition costs than otherwise would be achieved if it focused more heavily on traditional media advertising.
APUS supplements relationship-based marketing with multichannel marketing campaigns to create greater brand awareness, particularly for the APU brand outside the military and public safety communities, and to connect with and attract academically prepared potential students. In these campaigns, APUS utilizes digital marketing channels such as organic and paid search, APUS owned and external content marketing communities, traditional and digital TV, radio, print advertising, and social media, among others. This aspect of APUS’s marketing strategy, along with increased competition and more investment in marketing the less well known APU brand, has resulted in increased student acquisition costs. To better manage costs and focus marketing efforts on prospective student audiences most likely to matriculate and succeed, APUS put in place tools to provide new insights connecting individual student performance data with the marketing channel that attracted them. APUS is using these insights to improve future decisions with respect to marketing mix allocation, audience targeting, new initiatives, and messaging decisions.
APUS continues to enhance the student learning experience to attract students who are more likely to persist and succeed in its programs, and will continue to work to identify and implement potential changes and initiatives that will more effectively attract and enroll more college-ready students. Such initiatives may include altering admissions standards, which may have an adverse effect on APUS’s enrollment and our financial condition. For additional information on the risk factors associated with such initiatives and the APUS admissions process please refer to “Risk Factors - Risks Related to Our Business.”

Enrollment and Student Body

The active student body of APUS consists of approximately 88,700 students, most of whom hold full-time employment. Active students are defined as those who have completed a course in the past 12 months, or are currently enrolled in or registered for an upcoming course. APUS disenrolls students who fail to register for and complete at least one course in the prior 12-month period, although students may apply for readmission and active status. Students on extended military deployments may apply for a program hold, which keeps such students from being disenrolled from the university.

APUS is focused on identifying potential changes and initiatives that will more effectively support its students and help improve those students’ educational outcomes, including through faculty engagement initiatives and co-curricular initiatives to increase the level of engagement and collaboration in the classroom and strengthen the bond between APUS and its students. Improved engagement is an important element in APUS’s goal of retaining qualified students.

Accreditation

APUS has regional accreditation from HLC. HLC accredits degree-granting institutions in a 19-state region, including West Virginia, and is recognized by the Department of Education, or ED. The status and meaning of this accreditation is described more fully below in “Regulatory Environment - Accreditation.”

In addition to regional accreditation by HLC, certain programs offered by APUS have received specialized accreditations or professional recognition. For example, the Accreditation Council for Business Schools and Programs, or ACBSP, accredits 19 different academic programs, including the following:

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
•Associate of Arts and Bachelor of Arts in Retail Management;
•Bachelor of Arts and Master of Arts in Reverse Logistics Management;
•Bachelor of Arts in Marketing; and

•Bachelor and Master of Arts in Transportation and Logistics Management.

In addition to the general ACBSP accreditation, the Bachelor of Science and Master of Science in Accounting hold specialized Accounting accreditation from ACBSP.

The Commission on Collegiate Nursing Education, or CCNE, accredits the Bachelor of Science in Nursing program. In addition, APUS has obtained professional recognition for its program concentrations in Human Resources from the Society for Human Resource Management, for certain courses in the Sports and Health Sciences program from the American Sport Education Program for Bronze Level Certification and the National Academy of Sports Medicine Performance Enhancement Specialist, for the Information Systems Security program from the National Security Agency - Information Assurance Courseware Evaluation, and for certain courses in the Human Development and Family Studies program from the National Council on Family Relations for the Certified Family Life Educator. These accreditations and recognitions are described more fully below in “Regulatory Environment - Accreditation.”

Student Admissions

APUS welcomes prospective students to apply for admission at any time through an online application process. The current qualifications for most undergraduate programs are a high school diploma or General Education Development certificate. Applicants for graduate programs must hold a bachelor’s degree from an accredited U.S. institution or an equivalent foreign institution. Certain programs may have additional admissions standards and restrictions. Following admission students are issued a student ID number and password, and are provided information on how to finalize their admission and apply for evaluation of transfer credits. Students are also provided information on how to register for courses, arrange for payment and navigate the online student environment.

In April 2015, APUS implemented an admissions process requiring prospective students to complete a free, non-credit admissions assessment if they are not (i) active duty military or veteran applicants; (ii) graduates of certified federal, state or local law enforcement or public safety academies; or (iii) students with at least nine hours of transfer credit from an accredited institution with a grade of “C” or better for each course. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students.

Cost of Attendance and Financial Aid

We believe that APUS’s ability to offer affordable programs is one of its competitive strengths. Many APUS students also transfer a significant number of previously earned academic credit hours, which reduces the cost and time of earning their degrees.

Beginning in July 2015, APUS increased undergraduate and graduate tuition by approximately 8%. Undergraduate tuition at APUS is now $270 per credit hour, or $810 per three-credit course. In general, a bachelor’s degree may be earned for $32,670 in tuition costs at current tuition rates. APUS’s graduate tuition is now $350 per credit hour, or $1,050 per three-credit course, which means many APUS graduate degrees may be earned for $12,600 in tuition at current tuition rates. The combined tuition, fees and books at APUS are designed to be less expensive for undergraduate and graduate students than the average in-state cost at a public university. APUS provides a tuition grant to support students who are U.S. Military active-duty service members, Guard, Reserve, military spouses and dependents, and veterans. For such individuals, tuition is set at the pre-July 2015 rates, with undergraduate course tuition at $250 per credit hour, and graduate course tuition at $325 per credit hour. APUS estimates that the military tuition grant applied to approximately 75% of its 2016 total net course registrations.

The July 2015 tuition increase was APUS’s first undergraduate tuition increase since 2000, and the first graduate tuition increase in four years. Based on information in the College Board’s Trends in College Pricing 2015 (undergraduate) and the National Center for Education Statistics’ Digest of Educational Statistics, 2014 (graduate), we estimate that, after the tuition increase, APUS’s combined tuition, fees, and books remain approximately 19% less for undergraduate students and 38% less for graduate students than the average published in-state rates at public universities.

Undergraduate students enrolled in courses for academic credit receive their textbooks and certain course materials at no additional cost to them through a book-grant program. This book grant represents an approximate savings over the course of a student’s undergraduate degree program of $5,000 as compared to public four-year colleges and universities according to comparative information from The College Board’s Trends in College Pricing 2015 report. APUS also utilizes open access and online library materials where appropriate and works with various publishers to reduce the cost of textbooks and course materials for both undergraduate students receiving the book grant and for graduate students who pay for textbooks and course materials.

APUS does not charge an admission fee or fees for services such as registration, course drops or similar events that trigger fees at many other institutions. Because APUS is an exclusively online institution, there are no required resident fees, such as for parking, food service, student union, and recreation. APUS charges students a technology fee, but provides a grant to cover the technology fee for students using DoD tuition assistance programs. When applicable, APUS students are charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees.

DoD tuition assistance programs cover $750 of the tuition costs per course or $250 per credit hour for military students, and these students may also be able to use VA education benefits or aid from ED’s Title IV programs to cover any remaining cost, as described more fully below in “Sources of Student Financing” and “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.” APUS has set its tuition grant so that the DoD tuition assistance program covers the full tuition cost of undergraduate courses for members of the military up to the annual maximum benefit.

Sources of Student Financing

APUS’s students finance their education through a combination of individual resources, DoD tuition assistance programs, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, and corporate reimbursement programs. Most students rely on some form of financial aid in addition to their individual resources. Students utilizing ED’s Title IV programs accounted for 29% of APUS’s net course registrations in 2016, and we believe that the ability of our students to participate in these programs is essential to APUS’s success. Participation in the DoD tuition assistance programs, VA education benefits and ED’s Title IV programs add to APUS’s regulatory burden, as described more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.” Participation in these programs means that changes to or interruptions in federal appropriations for these programs or other actions by the federal government will impact APUS’s operations and our financial condition.

As described more fully below in “Regulatory Environment - Recent Legislative and ED Activity - Federal Legislative Activity - Sequestration and Budgetary Matters,” in March 2013, in response to automatic across-the-board reductions in federal spending, also known as sequestration, the Army, Air Force, Coast Guard, and Marine Corps announced the suspension of their tuition assistance programs. Congress subsequently approved legislation requiring DoD to restore its tuition assistance programs. In October 2013, the DoD tuition assistance programs were again temporarily suspended as a result of the U.S. government partial shutdown. Each branch of the military restored its tuition assistance program through fiscal year 2014. As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistance programs that took effect in federal fiscal year 2014. For example, the Air Force is no longer authorizing tuition assistance for associate degrees if the service member already has an associate degree from the Community College of the Air Force, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance and has reduced the total benefit per service member per year from $4,500 to $4,000, and the Marine Corps now requires Marines to have 24 months on active duty prior to being eligible to apply for tuition assistance. In October 2015, the Coast Guard restored tuition assistance funding to $250 per credit hour, an increase from the previous cap of $187.50 per credit hour, which was implemented in 2014. Additional changes to the tuition assistance programs could occur, including due to Congressional action or DoD policy and funding changes.

On December 10, 2016, the U.S. Congress enacted a continuing resolution to extend funding for the federal government, including the DoD, through April 28, 2017; however, if funding is not extended beyond that date a government shutdown could occur resulting in a suspension of DoD tuition assistance programs. A government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations and financial condition. For instance, on October 1, 2013, prior to the government shutdown and temporary suspension of DoD tuition assistance programs, APUS’s course registrations for October 2013 were approximately 41,200. However, as of October 14, 2013, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012. We believe that many of these dropped registrations resulted from the suspension of DoD tuition assistance programs. After the government shutdown ended, DoD resumed its tuition assistance programs; however, we do not believe that APUS’s registrations for subsequent periods replaced all of the dropped registrations.

We do not know what future action may be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits (or both) available under those programs, or enacting new restrictions on participation in those programs. Any such changes, or any other reductions in the funding for DoD tuition assistance programs, could have a material adverse effect on APUS’s enrollments and our financial condition. The potential risks associated with these and similar events are described more fully below in “Risk Factors - Risks Related to Our Business.”

Faculty and Staff

APUS’s faculty consists of approximately 2,040 full and part-time faculty members with relevant teaching and practitioner experience as well as a professional staff of approximately 940 non-faculty employees administering APUS’s academic, technology, service and business operations. Most of APUS’s non-faculty employees work at either its headquarters in Charles Town, West Virginia, or at its administrative offices in Manassas, Virginia. None of APUS’s employees are parties to any collective bargaining arrangement. We believe that APUS has a good relationship with its employees.

Approximately 390 faculty members are designated as full-time faculty with the remainder designated as part-time. APUS establishes full-time and part-time positions based on program and course enrollment. Many of APUS’s full-time faculty began their careers with APUS as part-time faculty. We expect that APUS’s faculty headcount and the composition of full-time and part-time faculty will vary with fluctuations in enrollment.

We believe that APUS’s well-regarded faculty, which includes many former and current practitioners in their fields, attracts new students to APUS. A significant majority of APUS’s graduate faculty hold a terminal degree or doctorate in the relevant field, while virtually all undergraduate faculty have an earned-graduate degree. Exceptions have been granted for a limited number of APUS’s faculty members who do not meet degree standards and who provide evidence of significant experience and achievement in the field of study that they teach, according to APUS faculty quality guidelines. Many APUS faculty members have relevant experience at leading universities and within military, corporate and government institutions.

We believe that the quality of APUS’s faculty is critical to the student experience and student outcomes and is therefore vital to APUS’s success. APUS regularly reviews the performance of its faculty by, among other things, monitoring the online contact that faculty has with students, reviewing student feedback, and evaluating the learning outcomes achieved by students. If APUS determines that a faculty member is not performing at an acceptable level, it works with the faculty member to improve performance by assigning the faculty member a mentor, providing additional training and/or coaching the faculty member for success. If the faculty member’s performance does not improve, APUS will no longer employ that faculty member to teach. APUS does not offer its faculty tenure.

We believe that the composition of APUS’s student body and curriculum are particularly attractive to potential faculty members because of the opportunity to teach relevant material to students who can implement higher education learning at their workplaces. APUS recruits faculty members through referrals by current faculty members, advertisements in higher education and trade association journals and its internet presence. Upon selection for a position, APUS requires each new faculty member to complete an orientation and training program that leads to their certification to teach at APUS and assignment to courses. All faculty participate in annual faculty-development opportunities and requirements.

Information Technology

APUS has invested significant capital and resources into developing proprietary information systems and processes to support what we refer to as Partnership At a Distance™, or PAD. PAD is APUS’s platform for interacting with its students. PAD is an information system designed to enable APUS to provide each student with individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking.
APUS uses Sakai Collaboration and Learning Environment, or Sakai CLE, an open-source Learning Management System, for its online classroom. There are approximately 350 educational institutions around the world reportedly using Sakai CLE to support teaching, learning, research, and collaboration. PAD and Sakai CLE are APUS’s two core enterprise systems.
APUS has several other systems that are used in the online campus, and to support the student experience, financial aid processing, financial management, human resources processes, marketing, and decision support.
The backbone of APUS’s information technology infrastructure consists of two data centers: one in Virginia, and one at a co-location facility in Texas. APUS’s technology environment is managed internally. Student access to APUS’s systems is provided through redundant data carriers in both data centers.
Information technology systems are an essential part of the APUS student experience and our business operations, and we believe we will need to continue to, and potentially increase, our investment of capital, time and resources, in technology operations and enhancements to support our systems and mission and evaluate when it is appropriate to make significant changes, modifications or upgrades. For example, we believe we will need to continue to make investments in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, to update older systems and to enhance functionality, such as differential pricing. For example, in 2010, we selected Sakai CLE to replace APUS’s existing provider as the foundational software for APUS’s online classroom, and in 2015 APUS selected Global Financial Aid Services for financial aid processing services, which required meaningful information technology changes. These types of changes are not without risk to our operations and financial results. We continually evaluate our PAD system for possible changes and upgrades, and such changes and upgrades may result in us incurring significant costs that could affect our financial results in the near term. Our investments in information technology systems may result in an increased level of spending, not all of which can be capitalized, and may cost more than expected or fail to be successful. Furthermore, as a result of unsuccessful development efforts, or a result of replacing outdated technology, software or other technology related assets, we may have assets that become impaired. For example, APUS reported a $4.0 million cost associated with the abandonment of development of a new student course registration system in the year ended December 31, 2016.
The performance and reliability of APUS’s networks and technology infrastructure, including those of third-party systems utilized by APUS, is critical to its reputation and ability to attract and retain students. Any system error or failure could interrupt APUS’s ability to operate and could result in the unavailability of its online classrooms, preventing students from accessing their courses and adversely affecting our results of operations. APUS’s technology infrastructure, and the technology infrastructure of its third-party vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber-attacks, hacker or terrorist activities, and telecommunications failures. APUS’s computer networks, and the networks of its third-party vendors, may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. APUS uses external vendors to perform its security assessments on a periodic basis to review and assess its security. APUS utilizes this information to audit itself to ensure that it is adequately monitoring the security of its technology infrastructure. However, we cannot ensure that these security assessments and audits will protect APUS’s computer networks against the threat of security breaches. Similarly, although APUS requires its third-party vendors to maintain a level of security that is acceptable to us and works closely with its third-party vendors to address potential and actual security concerns and attacks, we cannot ensure that APUS and its systems and proprietary information or personal information about its students or employees will be protected against the threat of security attacks on third-party vendors that affect APUS systems or such information. System disruptions and security breaches of APUS’s online computer networks, technology infrastructure, or online classroom infrastructure, or of the networks, infrastructures and systems of third parties could have an adverse effect on our financial condition.
For additional information regarding risks related to our information technology please refer to “Risk Factors - Risks Related to Our Business.”
Intellectual Property

APUS exercises rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect its intellectual property. APUS’s course syllabi are its property, may be used in current and future courses as needed to facilitate instruction, and may be modified to meet evolving course or curriculum requirements. Intellectual property of APUS’s individual faculty members remains the property of each such faculty member and is reserved specifically for use only by the faculty member who owns it, unless the faculty member grants permission for use by others. APUS relies on agreements under which it obtains rights to use course content developed by faculty members and other third-party content providers.

APUS has secured rights to trademarks for various names and terms used in its business, including “American Public University System,” “American Military University,” “American Public University” and logos incorporating the foregoing terms and acronyms of those terms, as well as “Ready When You Are,” “Educating those Who Serve,” “RESPECTED. AFFORDABLE. ONLINE.” and the term “Partnership At a Distance.” We believe these trademarks and brand names are important to how prospective students identify APUS and are central to a number of its marketing efforts. APUS also owns rights to more than 200 internet domain names pertaining to APEI, APUS, AMU, APU and other unique descriptors. The U.S. Patent and Trademark Office issued APUS a patent for PAD in February 2011.

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

We believe that APUS will continue to see increased competition in the military community from both not-for-profit and for-profit schools. As traditional not-for-profit public and private schools advance their online capabilities, they will be able to more easily support the military community. At the same time, for-profit schools will market to students eligible for DoD tuition assistance programs and VA education benefits, rather than ED’s Title IV programs, in an attempt to comply with ED’s regulatory requirement known as the 90/10 Rule. This regulatory requirement is described more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.”

Within the market for public safety professionals, such as law enforcement personnel or other first responders, and non-military professionals and other working adults with extended and irregular work schedules, APUS faces broad competition with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs.

Hondros College of Nursing

HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS. HCON’s programs are designed to prepare individuals for productive careers in the field of nursing. HCON’s students principally receive on-campus instruction at one of HCON’s Ohio campuses. In 2016, HCON had four operating campuses located in the suburban areas of Cincinnati, Cleveland, Columbus, and Dayton. Effective January 2017, HCON opened a fifth campus in the Toledo area. Additionally, HCON offers online both its RN-to-BSN Program and some nursing courses. As discussed more fully below in “Regulatory Environment - Regulatory Actions and Restrictions on Operations,” HCON participates in the Department of Education’s, or ED’s, Title IV programs pursuant to a Provisional Program Participation Agreement that was amended in December 2016 in response to ED’s decision to withdraw and terminate ED’s recognition of ACICS. HCON has an in process application for accreditation by the Accrediting Bureau of Health Education Schools, or ABHES, an accreditor for allied health schools that is recognized by ED.

Curriculum and Scheduling

HCON offers on-campus instruction leading to a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN Program. Graduates of the PN Program are eligible to seek licensure as a Licensed Practical Nurse, or LPN, after passing the NCLEX-PN exam. Graduates of the ADN Program are eligible to seek licensure as a Registered Nurse, or RN, after passing the NCLEX-RN exam. Through its RN-to-BSN Program, HCON also offers online instruction leading to a Bachelor of Science in Nursing to students who already possess an associate degree in nursing. HCON’s programs are offered in a quarterly format. Academic terms for the PN and the ADN programs begin four times each year, with courses starting in January, April, July and October. In an effort to better serve students and increase enrollments, HCON has increased its offering of evening and weekend courses.

Enrollment and Student Body

HCON’s student enrollment as of December 31, 2016 was approximately 1,300 students. This number includes those HCON students who were enrolled in courses either on campus or online as of that date.

Accreditation

HCON is institutionally accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS. By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation in the Title IV programs on a provisional basis for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. ED has indicated that during the period of provisional participation it will deem an ACICS-accredited institution to hold recognized accreditation and will require the institution to comply with certain conditions and restrictions. On December 21, 2016, HCON and ED executed a revised provisional program participation agreement, or PPPA, and addendum to the PPPA in which HCON agreed to comply with ED’s conditions and requirements. HCON has an in process application for accreditation by ABHES. ABHES is a national accreditor for allied health schools recognized by ED. In June 2016, HCON was notified that its Diploma in Practical Nursing and Associate Degree in Nursing programs have been granted pre-accreditation candidacy status by the National League for Nursing Commission for Nursing Education Accreditation effective through June 23, 2019. The RN-to-BSN Program has received programmatic accreditation from the Commission on Collegiate Nursing Education, or CCNE. The status and meaning of these accreditations and recognitions is described more fully below in “Regulatory Environment - Accreditation.”

Beginning in 2012, ACICS established requirements, including minimum “standards” and expected “benchmarks,” to measure student retention, graduate placement and licensure exam passage rates. As a result of the placement rates reported for the PN Program at the Cleveland campus, on February 24, 2017, ACICS notified HCON that unless it notifies ACICS that it is discontinuing the PN Program at the Cleveland campus, then ACICS expects to issue a show-cause letter requiring HCON to demonstrate why ACICS approval of the PN Program at the location should not be withdrawn. Additional information and a discussion of applicable ACICS requirements are described more fully below in “Regulatory Environment - Accreditation.”

Student Recruitment and Marketing

Prior to our acquisition of HCON, we had no experience with attracting new students to, and retaining students in, educational programs offered primarily on physical campuses, and with the opening of HCON’s fifth location we will now be marketing in a geographic market in which HCON did not previously market. HCON’s marketing strategy is focused on building long-term relationships with businesses, organizations and individuals in the healthcare community, primarily in Ohio. We believe this strategy will continue to generate a significant number of referrals. In addition, HCON utilizes traditional media as well as internet-focused marketing channels, including organic search, local display advertising and pay-per-click. However, if we are unable to effectively market HCON’s programs, we may not be able to successfully execute our long-term strategic plan to diversify our business and expand our programs, which would negatively affect our operating results.

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

Cost of Attendance and Financial Aid

HCON’s tuition costs vary among its three programs. HCON’s PN Program may be completed for approximately $18,435 in tuition and fees, the ADN program may be completed for approximately $26,925 in tuition and fees, and the RN-to-BSN Program may be completed for approximately $22,305 in tuition and fees. Fees include the cost of examination review materials, lab fees, test review fees, and fees for applications with the Ohio Board of Nursing, among others. Some of these costs are payable to HCON and others are payable to third parties.

HCON’s students also incur costs for textbooks, supplies, uniforms and its technology package. These costs vary among HCON’s three programs and are paid for by HCON’s students as the textbooks or supplies are needed. HCON estimates that over the life of its programs a student’s costs related to textbooks and supplies will be approximately $2,700 for the PN Program, $4,100 for the ADN Program, and $3,000 for the RN-to-BSN Program.

Sources of Student Financing

HCON’s students finance their education through a combination of individual resources, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, and corporate reimbursement programs. Most HCON students rely on some form of financial aid in addition to their individual resources. The substantial majority of HCON’s revenue is derived from students utilizing ED’s Title IV programs, which results in increased regulatory risks, as discussed more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule.’” As a result, HCON’s management may find it necessary to decrease HCON’s enrollment of students utilizing the Title IV programs or pursue other approaches, any of which could have a negative impact on its operating results and our financial condition.

While HCON does not currently participate in DoD’s tuition assistance programs it may do so in the future, in which case it will be subject to such program’s requirements and restrictions, which are more fully discussed in the “Our Institutions - American Public University System - Sources of Student Financing,” “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements,” “Regulatory Environment - Recent Legislative and Regulatory Activity - Federal Legislative Activity - Sequestration and Budgetary Matters,” and “Risk Factors” sections of this Annual Report.

Faculty and Staff

HCON’s faculty consists of approximately 130 faculty members with relevant teaching and nursing or healthcare practitioner experience. HCON also employs approximately 90 staff members who administer HCON’s academic, technology, service, and business operations. HCON’s faculty and staff largely work at one of its five campuses. None of HCON’s employees are parties to any collective bargaining arrangement. We believe that HCON has a good relationship with its employees.

Approximately 90 of HCON’s faculty members are designated as full-time faculty with the remainder designated as part-time faculty. All faculty whose instruction is focused within the PN Program must have earned the minimum of a bachelor’s degree in nursing. All faculty whose instruction is focused within the ADN Program and RN-to-BSN Program must have earned the minimum of a master’s degree. All HCON faculty whose instruction is nursing theory-based must have an active license to practice as a Registered Nurse. In addition to the formal education of HCON’s faculty, many have also obtained specialized certifications in the field of nursing.

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

Competition

HCON’s programs are largely offered as campus-based programs to residents in the geographic areas where it has campuses. In these regions, HCON competes with other schools offering nursing programs, including for-profit and not-for-profit public and private colleges. Because of the geographic focus, HCON’s competitive environment is impacted by various factors that are specific not only to Ohio but also to the particular areas of Ohio where campuses are located, including in terms of the local supply of and demand for both nurses and for nursing schools. As a result of HCON’s geographic focus, HCON’s results are also more susceptible than an institution that draws from a broader geographical area to the actions of single competitors. For example, a particularly effective or ineffective marketing approach by another school, or the opening or closing of another school, could have unanticipated detriments or benefits to HCON’s competitive position. Because HCON’s RN-to-BSN Program is offered online, HCON also competes in a broader market against other online nursing programs. For additional information regarding HCON’s competitive environment, please refer to “Business - Company Overview.”

REGULATORY ENVIRONMENT

In the United States, postsecondary education institutions are overseen by a three-part regulatory framework comprised of (i) accrediting agencies recognized by the U.S. Secretary of Education, (ii) state regulatory bodies, and (iii) the federal government, through the U.S. Department of Education, or ED. Because American Public University System, or APUS, participates in military tuition assistance programs administered by the U.S. Department of Defense, or DOD, and APUS and HCON participate in veterans education benefits programs administered by the U.S. Department of Veterans Affairs, or VA, our institutions are also subject to oversight by those agencies. The regulations, standards, and policies of these organizations cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition.
The postsecondary education regulatory environment continues to become more complex. Applicable regulations, standards, and policies frequently change, and changes in, or new interpretations of existing regulations, standards, and policies, as well as applicable laws, could have material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under federal student financial aid programs, and costs of doing business. In recent years ED has been actively issuing new rules that have had a substantial impact on the proprietary postsecondary education industry. For example, in 2010, ED adopted rules, which were generally effective July 1, 2011 and which we refer to as the Program Integrity Regulations, establishing significant new compliance requirements for institutions of higher education. In 2014, ED adopted rules, which were generally effective July 1, 2015 and which we refer to as the Final GE Regulations, defining the circumstances under which an education program prepares students for “gainful employment in a recognized occupation,” as is required in order for students enrolled in such programs to receive student financial aid under Title IV of the Higher Education Act of 1965, as amended, or the HEA. In 2016, ED adopted rules, which generally are effective July 1, 2017 and which we refer to as the Borrower Defense Regulations, establishing a new federal standard and process for determining whether a borrower has a defense to repayment on a loan, or a Direct Loan, made under the William D. Ford Federal Direct Loan Program, or Direct Loan Program, based on an act or omission of an institution; prohibiting institutions that participate in the Direct Loan program from using certain contractual provisions regarding dispute resolution, such as pre-dispute arbitration agreements or class action waivers, and requiring certain notifications and disclosures regarding the use of arbitration; and revising ED’s financial responsibility standards and adding related disclosure requirements. Certain portions of the Program Integrity Regulations, the Final GE Regulations, and the Borrower Defense Regulations are discussed in this Annual Report.
The postsecondary education regulatory environment may change in the future as a result of the U.S. federal election in November 2016. The new Presidential Administration and new Congress may act to change or eliminate currently effective ED regulations, including the Program Integrity Regulations and Final GE Regulations, among others, and final ED regulations that have been promulgated but are not yet effective, such as the Borrower Defense Regulations and regulations related to state authorization of distance education, among others. For example, the new Congress could seek to act under the Congressional Review Act, which establishes legislative procedures through which Congress may adopt a joint resolution of disapproval to nullify certain agency final regulations within a certain time period after the regulations are finalized by the agency. ED, under new leadership, could also initiate new rulemaking processes to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding certain regulations that have been published but have not yet taken effect, including the Borrower Defense Regulations and regulations related to state authorization of distance education. We cannot predict the extent to which the new Presidential Administration and new Congress will act to change or eliminate ED regulations, policies, and practices, nor can we predict the form that new regulations, policies, or practices may take.
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
Pursuant to provisions of the HEA, ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in student financial aid programs authorized under Title IV of the HEA, or Title IV programs. Institutional accreditation by an accrediting agency recognized by the Secretary of Education is also necessary to participate in DoD tuition assistance programs. To be recognized by the Secretary of Education, accrediting agencies must adopt specific standards and procedures for the review of educational institutions or programs. The loss of institutional accreditation would result in the loss of eligibility to participate in Title IV programs, which would have a material adverse impact on our results of operations and financial condition. Additional information about each of our institutions’ accreditation is provided above in each reporting segment’s “Our Institutions - Accreditation” section and as follows:

•
APUS is institutionally accredited by The Higher Learning Commission, or HLC, a regional institutional accrediting agency recognized by the Secretary of Education. In July 2011, HLC reaffirmed the accreditation status of APUS. In 2015, as required by HLC in connection with the 2011 reaffirmation of accreditation, APUS submitted an interim progress report that was subsequently accepted by HLC. HLC also from time to time may schedule site visits for other reasons, including an on-site visit related to a change of control, structure or organization transaction, a substantive change, or conformity with HLC’s Criteria for Accreditation (related to topics such as teaching and learning, and resources).

In connection with our organizational realignment, HLC requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC prior approval. On December 22, 2016, APUS submitted the requested change of structure application. HLC is currently reviewing APUS’s application and as part of that review process plans to conduct an on-site visit to APUS in early May 2017. We anticipate that the HLC Board of Trustees will consider and act on APUS’s application during its meeting in June 2017. HLC had planned to visit APUS in February 2017 as part of a standard mid-cycle review. As a result of the change-of-structure application process, HLC agreed to postpone that mid-cycle review until early 2018. We are unable to predict whether HLC will approve APUS’s application and whether or not such approval will be subject to limitations or conditions. Further, we are unable to predict what changes, if any, HLC may require to APUS’s organizational realignment and how such changes may impact our business, operations, financial condition, results of operations, and cash flows. The next comprehensive evaluation for reaffirmation of accreditation is scheduled for the 2020-2021 academic year.
On August 31, 2016, HLC adopted policy changes that are intended to facilitate quicker HLC responses to changing circumstances at accredited institutions. The policy changes permit HLC to designate publicly an institution as “in financial distress” or “under governmental investigation” where such situations have the potential to impact the institution’s operations and HLC believes the public should have information in making a decision to attend or continue to attend the institution. An accredited institution with a designation may be required to submit reports about its financial or legal situation or undergo special monitoring, and may be subject to limits on substantive changes. A designation typically will extend for not more than two years and may be removed when HLC determines the designation is no longer required because the institution has resolved the issues that led to the designation.

•
Hondros College of Nursing, or HCON, is institutionally accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS, a national accrediting agency. After completion of our acquisition of HCON, ACICS acted to reinstate HCON’s accreditation through December 31, 2016, effective from the date of the acquisition. During the first quarter of 2016, ACICS conducted a site visit at each of HCON’s campuses as part of ACICS’ evaluation of HCON’s renewal of accreditation application. In 2016, ACICS reaffirmed HCON’s Cleveland campus’ accreditation through December 31, 2020, its Cincinnati and Dayton campuses’ accreditation through December 31, 2021 and its Columbus campus’ accreditation through December 31, 2022. ACICS also has granted accreditation to the new Toledo campus through December 31, 2017. For more information, see “Regulatory Environment - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control” and “Risk Factors - Risks Related to the Regulation of Our Industry.”

ACICS requires accredited institutions to submit annually certain campus-level and program-level data (e.g., retention rates, placement rates, and licensure exam pass rates) for purposes of monitoring student achievement against established requirements, including minimum “standards” and expected “benchmarks.” To satisfy ACICS’s “standards,” the retention rate, placement rate, and licensure exam pass rate each must exceed 60%. To satisfy ACICS “benchmarks,” each rate must exceed 70%. If ACICS determines that an institution’s campus-level or program-level data do not satisfy one or more standards or benchmarks, ACICS may take certain actions. In January 2017, ACICS published a new policy, effective December 6, 2016, that defines in terms of metric ranges when a particular action will be taken at the campus and program levels, including the issuance of a compliance warning, a show-cause directive, an adverse action or reporting with restrictions against a campus or program.

For the reporting year July 1, 2015 through June 30, 2016, several HCON campuses and programs did not satisfy ACICS student achievement measures. On February 24, 2017, ACICS notified HCON that unless it notifies ACICS that it is discontinuing the PN Program at the Cleveland campus, then ACICS expects to issue a show-cause letter requiring HCON to demonstrate why ACICS approval of the PN Program at the location should not be withdrawn. ACICS took such action under the new policy because the placement rates reported for the PN Program at the Cleveland campus were between 50 - 59.9% for two consecutive years. An institution that ACICS directs to show-cause must immediately notify current and prospective students of the show-cause status, including by posting a prominent notice on its website. We understand that if the PN Program at the Cleveland campus is put on show-cause, HCON will be required to make certain reports to ACICS and will have until its next campus accountability report, due by November 1, 2017, to demonstrate its placement rate complies with the relevant student achievement measure. At this time, we are unable to predict the impact of this development and the possible outcomes on our enrollments and results of operations. In addition, based on our understanding of the ACICS’s new policy related to student achievement measures and related actions, we anticipate that certain other HCON campuses and programs will be subject to compliance monitoring and improvement plan requirements.

By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS, as discussed more fully below in this section. HCON has an in process application for accreditation by the Accrediting Bureau of Health Education Schools, or ABHES, a national accreditor for allied health schools that is recognized by ED for federal student financial aid purposes. ABHES policies require that institutions and programs applying for ABHES accreditation must advise ABHES immediately of any adverse or potentially adverse action, including a show-cause directive, by another accrediting agency. ABHES also reserves the right not to grant initial accreditation if an institution is on probation or an equivalent status imposed by another accrediting agency. At this time, we cannot predict whether ABHES will respond to ACICS’s actions with respect to the Cleveland campus’s PN Program, including how it will impact any decision with respect to initial accreditation of HCON or the approval of the PN Program as part of initial accreditation.
Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Students, corporations, and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards, and employers rely on the accredited status of institutions when evaluating a candidate’s credentials.
The National Advisory Committee on Institutional Quality and Integrity, or NACIQI, is charged with advising the Secretary of Education on whether to recognize accrediting agencies for federal purposes, including for participation in Title IV programs. NACIQI is composed of 18 members with six-year membership terms, with members appointed equally and at staggered intervals by the Secretary of ED, the U.S. House of Representatives, and the U.S. Senate.
In June 2015, NACIQI voted to recommend that ED renew HLC’s recognition as an accrediting agency through December 2017. ED subsequently accepted NACIQI’s recommendation and continued HLC’s recognition through December 2017. If HLC were to lose its recognition as an accrediting agency, APUS could lose its eligibility to participate in Title IV programs and DoD tuition assistance programs.
In June 2016, NACIQI recommended that ED’s Senior Department Official deny ACICS’s petition for renewal of recognition and withdraw ACICS’s status as a recognized accreditor. On September 22, 2016, the ED Senior Department Official concurred with NACIQI’s recommendation and terminated ED’s recognition of ACICS as a nationally recognized accrediting agency. ACICS appealed the decision to the Secretary of ED, who by decision dated December 12, 2016 withdrew and terminated ED’s recognition of ACICS. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation on a provisional basis in the Title IV programs for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. In connection with ACICS’s loss of recognition, ED has indicated that during the period of provisional participation it will deem an ACICS-accredited institution to hold recognized accreditation and will require the institution to comply with certain conditions, including that the institution:

•
will be restricted from making major changes, such as adding locations, increasing the level of academic offerings or adding new programs, without ED approval, and such approval will be granted only in limited circumstances;

•	must submit a teach-out plan to ED by January 11, 2017;

•
must make certain notifications and disclosures and will not be eligible to receive Title IV funds for any newly enrolled students if students become ineligible to sit for any licensing or certification exam as a result of the loss of accreditation;

•	must make certain notifications and disclosures and will not be eligible to receive Title IV funds if the institution loses its authorization to operate and issue postsecondary credentials;

•
must submit reports to ED regarding lawsuits, arbitrations, and investigations and must inform students about where to file complaints they may have previously submitted to the institution’s accreditor; and

•	must engage its third-party auditor to evaluate certain data and compliance indicators that would have been monitored by the accrediting agency.

ED will also impose certain additional requirements on ACICS-accredited institutions that do not meet certain milestones toward accreditation by another recognized accrediting agency. An institution that does not have an in-process application with another recognized accrediting agency by March 13, 2017 must submit a formal teach-out agreement to ED and disclose to its students that it does not have an in-process application. An institution that does not have an in-process application with another recognized accrediting agency by June 12, 2017 or has not completed an accrediting agency site visit by October 10, 2017 will not be eligible to receive any Title IV funds for any student that enrolls after that date, must make additional disclosures to students, must submit a letter of credit to ED in an amount determined by ED, and must submit student rosters and a record retention plan to ED. On December 21, 2016, HCON and ED executed a revised provisional program participation agreement, or PPPA, and addendum to the PPPA in which HCON agreed to comply with ED’s conditions and requirements. HCON has an in process application for accreditation by ABHES, an accreditor for allied health schools that is recognized by ED.
On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the United States District Court for the District of Columbia. ACICS asked the court to stay the Secretary’s decision terminating ACICS’s recognition status, restore ACICS’s recognition status, and enjoin ED from enforcing the requirements for ACICS-accredited institutions, including those set forth in ED’s provisional program participation agreement. On December 20, 2016, the court denied ACICS’s request for a temporary restraining order, and on February 21, 2017, the court denied ACICS’s request for a preliminary injunction.
In addition to ED, the approval status and in some cases funding provided by other agencies could be adversely affected by HCON’s loss of accreditation by a recognized accrediting agency, effective at the time the accreditation is lost, even during any period that ED’s provisional certification of HCON continues. For additional information regarding the risks associated with loss of accreditation please refer to the “Risk Factors - Risks Related to the Regulation of Our Industry” section of this Annual Report.
In addition to institutional accreditation, our institutions have obtained specialized accreditation or professional recognition for several specific programs, as described more fully above in each reporting segment’s section entitled “Our Institutions - Accreditation.” Accreditation of a program by a specialized accrediting agency or granting of professional recognition by a professional organization signifies that the program meets the standards of that agency or organization. If one of our institutions fails to satisfy the standards of these specialized accrediting agencies and professional organizations, the institution could lose the specialized accreditation or professional recognition for the relevant programs, which could result in materially reduced student enrollments in those programs, prevent the institution from offering the programs in certain states, or prevent our students from seeking and obtaining appropriate licensure in their desired fields or employment from particular employers.
State Licensure/Authorization
Our institutions are subject to extensive regulations by the states in which they are authorized to operate. The level of regulatory oversight varies substantially from state to state, and state regulations change frequently. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. Some states may also prescribe regulations related to an institution’s financial condition, and some states require the posting of surety bonds. State laws and regulations may also affect our institutions’ ability to offer educational programs, open locations, and award degrees. If one of our institutions fails to comply with a state’s regulatory requirements, it may lose state licensure or authorization, which would result in the institution’s inability to enroll students in that state, and could result in the institution’s inability to receive Title IV program funds and DoD tuition assistance funds, at least for students in that state.
Some states assert authority to regulate an institution if its educational programs are offered to residents of those states, regardless of whether the institution maintains a physical presence in the state where the student resides. The increased popularity of online education has led and may further lead to the adoption of new laws and regulatory practices and new interpretations of existing laws and regulations in various states. States may also revise their regulations in this area as a result of recent ED regulations, as discussed more fully below in “State Licensure/Authorization Requirements.” New laws, regulations, or interpretations related to doing business over the internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenue and have a material adverse effect on our business. For additional information regarding the risks related to the regulation of the internet, please refer to “Risk Factors - Risks Related to Our Business.”
Changes in our business or changes in the nature or amount of our contact with or presence within a particular state could lead states that do not currently require our institutions to be licensed or authorized to require such licensure or authorization in the future. For example, programs that include “on the ground” components that may be described as instructional activities, such as clinical internships, may be viewed by some state regulatory agencies as constituting a physical presence for regulatory purposes. As those programs expand, it is possible that our institutions will need to seek formal authorization to operate in some states where historically they have not been required to do so. The extent of this expansion in regulatory requirements, and the associated costs and significance, are not known at this time. Furthermore, there may be some states where it takes a significant amount of time to meet the applicable regulatory requirements with respect to a new program initiative, or where we are not able to do so at all.
The State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a National Council and administered by four regional education compacts, which accept applications from states in their regions to join SARA. SARA requires states to approve institutions in their state to participate in SARA, based upon institutional accreditation and financial stability, and to resolve student complaints. SARA membership is open to degree-granting postsecondary institutions from all sectors, including public colleges and universities as well as not-for-profit and for-profit independent institutions. An institution must be accredited by an agency recognized by the U.S. Secretary of Education. SARA member states agree to impose no additional (non-SARA) authorization requirements to provide distance education on institutions from other SARA states. For SARA purposes, an institution’s “home state” is the state where its main campus or central unit holds its principal legal domicile. SARA shifts principal oversight responsibilities from the state in which the distance education is being received to the “home state” of the institution offering the instruction. SARA does not cover, or limits its coverage related to, certain activities in which an institution may engage in a state, meaning if the institution engages in that activity in a state, it may still be required to obtain state authorization in that state even if it is a SARA member, including for example, authorization from agencies or boards responsible for professional requirements. Membership in SARA was opened to states in January 2014. The State of West Virginia joined SARA effective December 1, 2014. APUS’s initial application to become a SARA institution was approved on December 8, 2014, and APUS has been a participating SARA institution since that time. The State of Ohio joined SARA effective March 2, 2015. HCON’s application to become a SARA institution was approved in April 2016, and HCON has been a participating institution since that time.
Many states also have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Students often seek to obtain professional licensure in their chosen fields after graduation. Their success in obtaining licensure typically depends on several factors, including, for example: the individual merits of the graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association; whether the program meets all state requirements for professional licensure; and the accreditation of the institution and the specific program. SARA has no effect on state professional licensure requirements.
State Licensure/Authorization Requirements
“Home” State Authorization
The final Program Integrity Regulations adopted by ED address certain institutional and program eligibility issues, including state authorization. The Program Integrity Regulations specify how an institution may demonstrate that it is authorized to offer postsecondary educational programs by the state(s) where it is located, which we refer to as its “home” state. If requested by ED, an institution must be able to document its home state’s approval in order to participate in Title IV programs. In addition, the home state must have a process to review and take appropriate action on complaints concerning postsecondary institutions. ED has stated that it will not publish a list of states that meet, or fail to meet, these requirements. If ED determines that an institution does not have the required state approval, the institution will be ineligible to participate in Title IV programs. After ED stayed implementation of the home state authorization rules from July 1, 2011 to July 1, 2015, the rules were implemented effective July 1, 2015. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies ED’s regulations. If APUS were to lose its ability to participate in Title IV programs because it failed to obtain authorization by the state in which it is located or because a state’s institutional authorization and complaint process did not satisfy ED’s requirements, it would also lose its ability to participate in DoD tuition assistance programs. The loss of ability of one of our institutions to participate in either Title IV programs or DoD tuition assistance programs could have a material adverse effect on our business and financial condition.
State Authorization of Online Education
In November 2013, ED announced its intent to establish a negotiated rulemaking panel to consider regulations for, among other issues, state authorization of programs offered through distance education. Negotiated rulemaking sessions occurred in the winter and spring of 2014, but the negotiating committee did not reach consensus. ED published final regulations on December 19, 2016. The final regulations require an institution offering distance education programs to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or through a state authorization reciprocity agreement that satisfies ED’s definition of such an agreement.
Under the final rule, for states that do not participate in SARA, our institutions will be required to obtain any required state authorization from those states in order to offer distance education programs to students who reside in those states and to award federal student financial aid to those students. For states that do participate in SARA, if ED deems SARA not to satisfy ED’s definition of a state authorization reciprocity agreement, our institutions would be required to seek any required authorization from those states as well in order to offer distance education programs to students who reside in those states and to award federal student financial aid to those students, which would increase our regulatory burdens and costs.
The final regulations also require an institution to document the state process for resolving complaints from students enrolled in programs offered through distance education for each state in which such students reside. In addition, the final regulations require an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs that are provided or can be completed solely through distance education or correspondence courses, excluding internships and practicums. The public disclosures would include state authorization for the program, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program within the past five years, refund policies, and applicable licensure or certification requirements for a career a student prepares to enter and the program’s sufficiency to meet those requirements. An institution would be required to disclose directly and individually to all prospective students when a distance education program does not meet the licensure or certification requirements for the state in which the student resides. An institution would be required to disclose to each enrolled and prospective student when an adverse action is taken against the program by a state agency or accrediting agency and any determination that a program ceases to meet licensure or certification requirements. The final regulations are effective July 1, 2018. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding the final regulations.
State Authorization/Licensure of Our Institutions
APUS is physically headquartered in the State of West Virginia, with administrative offices in the Commonwealth of Virginia. At present, APUS enrolls students from each of the 50 states, as well as the District of Columbia. APUS is currently authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC, the regulatory agency governing postsecondary education in the State of West Virginia. We believe that under current law the only state authorization or licensure necessary for APUS to participate in DoD tuition assistance programs is its authorization from WVHEPC. We believe the same is true under current law for Title IV programs. As described above under “State Authorization of Online Education,” ED published final rules regarding state authorization of distance education for Title IV purposes, and those rules are effective July 1, 2018. Failure to comply with the requirements of WVHEPC could result in APUS losing its authorization from WVHEPC, its eligibility to participate in Title IV programs and DoD tuition assistance programs, or its ability to offer certain programs, any of which could force APUS to cease operations.
Due to APUS having administrative offices located in Virginia, under Virginia law APUS is also required to be authorized by the State Council of Higher Education for Virginia, or SCHEV. Accordingly, APUS has obtained SCHEV’s authorization to operate as an out-of-state institution in Virginia.

Since December 2014, APUS has been a participating institution in SARA, which is described more fully above. APUS is licensed in West Virginia by WVHEPC and in Virginia by SCHEV because of its operations in those states. In addition, APUS is authorized through reciprocity in the other 45 SARA-member states and the District of Columbia. APUS has also obtained licensure or authorization to operate or conduct activities in the three states (i.e., California, Florida, and Massachusetts) that have not joined SARA.
HCON is physically headquartered in Westerville, Ohio, and has five campuses in Ohio. HCON is currently authorized to offer its programs by the Ohio State Board of Career Colleges and Schools, the regulatory agency responsible for authorizing for-profit and not-for-profit private career schools offering associate degree, certificate, and diploma programs in the State of Ohio. HCON’s Practical Nursing Diploma and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing, or OBN. HCON’s online completion program leading to a Bachelor of Science in Nursing is approved by the Ohio Department of Higher Education, the regulatory agency in Ohio responsible for authorizing education programs at the bachelor’s degree level and above. As of April 2016, HCON is a participating SARA institution.
To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. Regulations of the OBN require that a nursing education program such as the HCON PN and ADN programs must have a pass rate on the relevant NCLEX licensure exam that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain such pass rate, the program may face consequences, including, after four consecutive years of failing to meet that standard, placement on provisional approval status. If a program on provisional approval continues to fail to meet the requirements, the OBN may withdraw its approval of the program. HCON’s ADN program’s pass rate on the relevant NCLEX licensure exam has not met the requirements of the OBN for the previous four years. As a result, we expect that HCON’s ADN program may be placed on provisional approval status by the OBN in March 2017. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. For the OBN to consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores, the program must attain a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. HCON has been implementing changes, including the curriculum changes discussed in this Annual Report, and its NCLEX pass rates for the PN and ADN programs have increased in recent periods. Placement on provisional status may result in additional regulatory requirements, such as a requirement to disclose the provisional status. Any consequences that result from this situation may have an adverse impact on our results of operations, cash flows, and financial condition.
Failure to comply with state authorization or licensure requirements could restrict our institutions’ ability to recruit or enroll students in certain states or result in other sanctions being imposed on our institutions, including fines and penalties. In some cases, state authorization or licensure may impose limitations on certain activities and may impose particular requirements with respect to certain programs. We review the licensure requirements of states to determine whether our institutions’ activities in those states may constitute a presence or otherwise may require authorization or licensure by the respective state education agencies.  We cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s rules applicable to member states and rules applicable to participating institutions may be modified, interpreted and enforced, including in response to regulation by ED, our institutions’ ability to comply with SARA’s requirements and retain membership eligibility, or the impact that failure to meet the SARA requirements may have on our business. To date, state-specific limitations and requirements have not had a material effect on our institutions’ operations. However, new laws, regulations, interpretations, or changed circumstances related to our institutions’ educational programs could increase our cost of doing business and affect our ability to recruit students and offer programs in particular states, which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.
Student Financing Sources and Related Regulations/Requirements
Our students finance their education through a combination of Title IV programs administered by ED, the DOD tuition assistance programs, education benefits administered by the VA, private loans, corporate reimbursement programs, and individual resources. Participation in federal student aid programs, including those administered by DoD and VA, adds to the regulation of our operations. In particular, the HEA and the regulations issued thereunder by ED subject us to significant regulatory scrutiny in the form of numerous standards we must satisfy in order to participate in and administer Title IV programs.
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
Students at our institutions receive grants and loans to fund their education under several Title IV programs, of which the two largest are Direct Loans and Pell Grants. Students at our institutions are eligible to participate in the following Title IV programs:
(1) Federal Student and Parent Loans. ED’s most significant form of aid includes loans to students and their parents through the Direct Loan Program. Direct Loan Program loans are made directly by the federal government to students or their parents. The Direct Loan Program offers Federal Stafford Loans, Federal Parent PLUS Loans, Federal Grad PLUS Loans and Federal Consolidation Loans.
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
(2) Federal Grant Programs. Pell Grants are ED’s primary program for grants to undergraduate students who demonstrate financial need. The maximum amount of availability of a Pell Grant is $5,775 for the 2015-2016 award year, $5,815 for the 2016-2017 award year, and $5,920 for the 2017-2018 award year, and a student’s lifetime eligibility to receive a Pell Grant is 12 semesters (or its equivalent). Students may not be able to use all of this eligibility at APUS based on their prior receipt of Pell Grants from other institutions prior to enrolling in one of our institutions.
The Federal Supplemental Education Opportunity Grant, or FSEOG, program provides grant awards designed to supplement Pell Grants for the neediest undergraduate students. The availability of FSEOG awards is limited by the amount of those funds allocated by ED to an institution under a formula that takes into account the size of the institution, its costs, and the income levels of students.
The Teacher Education Assistance for College and Higher Education Grant, or TEACH Grant, program provides grant assistance to undergraduate, post-baccalaureate, and graduate students who agree to serve for at least four years as full-time “highly qualified” teachers in high-need fields in public or not-for-profit private elementary or secondary schools that serve students from low-income families. Due to sequestration, the maximum award for any TEACH Grant first disbursed on or after October 1, 2016 and before October 1, 2017 was reduced to $3,724 from an earlier maximum of $4,000.
(3) Federal Work-Study. Under the Federal Work-Study program, ED pays a share, generally 75%, of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institutions they attend, or for off-campus public or not-for-profit organizations.

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
ED may place an institution on provisional certification status if ED finds that the institution does not fully satisfy all Title IV requirements and in certain other circumstances, such as when an institution is initially certified or undergoes a change in ownership resulting in a change in control. During a period of provisional certification, the institution must comply with any additional conditions included in its PPPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school, or make any other significant change. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPPA, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV program funds.
APUS is fully certified to participate in Title IV programs through September 30, 2020. HCON was deemed to have undergone a change of ownership and control in November 2013, requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As described more fully below in “Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control,” in January 2016 we received a letter from ED approving the change in ownership and control and granting HCON provisional certification to participate in the Title IV programs until December 31, 2018. HCON received a fully executed provisional program participation agreement in February 2016. HCON must comply with specific conditions while it is provisionally certified, as described more fully in “Restrictions on Adding Locations and Educational Programs,” below. In addition, as described above in “Accreditation,” in connection with the Secretary of ED’s decision to withdraw and terminate ED’s recognition of ACICS, on December 21, 2016, HCON and ED executed a revised PPPA and addendum to the PPPA in which HCON agreed to comply with additional conditions and requirements. Under the PPPA and addendum, HCON may continue to participate in the Title IV programs on a provisional basis until June 12, 2018 while HCON seeks accreditation by another recognized accrediting agency.
State Authorization. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies. As described more fully above in “State Licensure/Authorization,” ED has specified the types of state approvals that are acceptable to demonstrate that an institution is authorized to offer educational programs beyond the secondary level by the state where it is located, and ED recently promulgated new rules, effective July 1, 2018, that address authorization by states in which students enrolled in distance education programs reside.
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
As part of the Borrower Defense Regulations published November 1, 2016 and effective July 1, 2017, ED modified its financial responsibility standards to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events, on or after July 1, 2017. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding the Borrower Defense Regulations. Under the final regulations, ED determines automatically that an institution is not financially responsible if it is subject to one or more specified triggering events, including if the institution:

•	is a proprietary institution that fails in the previous fiscal year the 90/10 non-Title IV revenue requirement;

•	is a publicly-traded institution that receives certain warnings from the SEC or fails to timely file required reports; or

•	has a cohort default rate of 30% or greater for each of the two most recent official calculations.

Under the final regulations, ED also determines that an institution is not able to meet its financial or administrative obligations if, after the end of the fiscal year for which ED has most recently calculated the institution’s composite score, the institution is subject to one or more specified triggering events, and as a result of the actual or potential debts, liabilities, or losses that have stemmed or may stem from those actions or events, the institution’s recalculated composite score is less than 1.0. Such triggering events include cases in which the institution:

•	is a defendant in certain lawsuits and other actions that have resulted in or could result in liability or monetary damages;

•	is required by its accrediting agency to submit a teach-out plan for certain reasons;

•	has gainful employment programs that could become ineligible for Title IV based on their final debt-to-earnings rates for the next award year; or

•	is a proprietary institution, has a composite score of less than 1.5, and has a withdrawal of owner’s equity by any means, including by declaring a dividend.

In addition, under the final regulations, ED may determine that other events or conditions are reasonably likely to have a material adverse effect on the financial condition, business, or results of operations of the institution and may at its discretion determine that an institution is not financially responsible on the basis of such “discretionary trigger” events, which include:

•	significant fluctuation in the amount of Title IV funds received by the institution;

•	citation by a state agency or authorizing agency for failing requirements;

•	failure of a financial stress test developed by ED;

•	“high” annual dropout rates, as calculated by ED;

•	action by an accrediting agency to place the institution on probation or issue a show-cause order for failure to meet one or more accrediting standards;

•	violation of a provision in or default on a loan agreement; or

•	pending claims for borrower relief discharge or an expectation that a significant number of borrower relief claims will be filed related to the institution, as determined by ED.

For each triggering event, in an attempt to demonstrate that the institution remains financially responsible, the institution may submit evidence that the triggering event no longer exists or has been resolved, or that the institution has insurance that will cover part or all of the debt or liabilities.
Failure of one of our institutions to meet the “financial responsibility” requirements, because it does not meet the minimum composite score to establish financial responsibility or is unable to establish financial responsibility on an alternative basis, or because it fails to meet other financial responsibility requirements, could cause the institution to lose access to Title IV program funding, or result in other penalties or conditions on continued participation. If ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. An institution that is required to provide a letter of credit may also be required to disclose to students information about the letter of credit, if ED determines through consumer testing that such disclosures are meaningful to students. Because ED may also apply the financial responsibility standards to an eligible institution’s ownership entities, ED’s determination that our Consolidated Financial Statements do not satisfy the “financial responsibility” requirements could cause both APUS and HCON to lose access to Title IV program funding, or result in other penalties or conditions on continued participation.
The “90/10 Rule.”  A requirement of the HEA, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes for-profit schools like our institutions. Under this rule, a proprietary institution is prohibited from deriving from Title IV programs, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenue (as computed for 90/10 Rule purposes). If an institution violates the 90/10 Rule for any fiscal year, the institution is placed on provisional status for two fiscal years. An institution that violates the rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years and is required to demonstrate compliance with Title IV eligibility and certification requirements for at least two additional fiscal years prior to resuming Title IV program participation. ED discloses on its website any proprietary institution of higher education that fails to meet the 90/10 requirement, and reports annually to Congress the relevant ratios for each proprietary institution of higher education.
Using the applicable 90/10 formula, the following table contains the percentage of cash-basis revenue earned from Title IV program funds.

	2014	2015	2016
APUS	47%	45%	43%
HCON	87%	86%	84%

We continue to monitor compliance with the 90/10 Rule.

The 90/10 Rule has been a subject of interest over the past several Congresses, which has resulted in several members of Congress introducing proposals and legislation that would modify the 90/10 Rule. One previous Congressional proposal would decrease the limit on Title IV funds from 90% to 85% and would have counted DoD tuition assistance and GI Bill education benefits toward that limit. Further, the President’s 2016 Budget proposed the inclusion of DoD tuition assistance and GI education benefits in the 90% portion of the 90/10 calculation. At this time we cannot predict whether or how the recent change in Administration and Congress will affect proposals to modify the 90/10 rule. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions.
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
On June 2, 2015, ED released a memorandum regarding enforcement of the prohibition on the payment of incentive compensation by postsecondary institutions to any person or entity engaged in any student recruiting or admissions activities, or in making decisions regarding the award of student financial assistance based directly or indirectly upon success in securing enrollments or financial aid. The memorandum indicated that ED will revise its approach to measuring damages for noncompliance with the prohibition against incentive compensation. In administrative enforcement actions, ED will calculate the amount of the institutional liability based on the cost to ED of the Title IV funds improperly received by the institution, including the cost to ED of all of the Title IV funds received by the institution over a particular period of time if those funds were obtained through implementation of a policy or practice in which students were recruited in violation of the incentive compensation prohibition. ED may also impose a fine upon an institution, or take administrative action to limit, suspend, revoke, deny, or terminate an institution’s eligibility to participate in the Title IV programs, if the institution violates the prohibition. We are currently unable to predict the impact that ED’s revised approach to measuring damages under the incentive compensation prohibition might have on our financial condition if one of our institutions is found to be in violation of the prohibition.
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
On October 31, 2014, ED published final regulations related to gainful employment, which we refer to as the Final GE Regulations. On July 1, 2015, the Final GE Regulations went into effect, with the exception of new disclosure requirements, which went into effect January 1, 2017. The ED template to be used in connection with the new disclosure requirements was released January 19, 2017, and institutions must provide updated disclosures no later than April 3, 2017.
The Final GE Regulations establish debt-related measures for determining whether certain postsecondary education programs prepare students for gainful employment in a recognized occupation. The Final GE Regulations set forth two debt-to-earnings measures: an annual earnings rate and a discretionary income rate, which we refer to collectively as the D/E rates. A program will pass the measures if the program’s graduates have annual loan payments:

•	less than or equal to 8% of their total earnings; or

•	less than or equal to 20% of their discretionary income.

A program that does not pass either of the debt-to-earnings measures, and that has an annual earnings rate that is greater than 8% and less than or equal to 12% or a discretionary income rate that is greater than 20% and less than or equal to 30%, will be in a warning “zone.” A program fails the measures if its annual earnings rate is greater than 12% (or the denominator of the annual earnings rate is zero) and its discretionary income rate is greater than 30% (or the income for the denominator of the discretionary earnings rate is negative or zero).
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
According to ED’s final 2015 D/E rates, which were released in January 2017, none of the APUS gainful employment programs were identified as failing or in the warning “zone.” ED’s D/E rates include no calculations of regular or transitional D/E rates for approximately three quarters (76 out of 100) of APUS’s gainful employment programs because of the size of those programs. Specifically, under ED’s gainful employment rules, ED does not calculate regular D/E rates for gainful employment programs with fewer than 30 students who received Title IV program aid in the cohort, after making certain adjustments, and ED does not calculate transitional D/E rates for gainful employment programs with fewer than 10 students who received Title IV program aid in the cohort, after making certain adjustments. For purposes of applying the gainful employment accountability measures, if a gainful employment program’s D/E rates are not calculated or issued for an award year, the program receives no result under the D/E rates measure for that award year and the program’s status under the D/E rates measure is unchanged from the last year for which D/E rates were calculated, provided that if ED does not calculate D/E rates for the program for four or more consecutive years, ED will disregard the program’s D/E rates for any award year prior to the four-year period when determining whether the program is eligible for Title IV funds. Notwithstanding the low tuition rates charged by APUS, we are unable to reliably and accurately predict how the gainful employment programs for which ED did not calculate 2015 D/E rates may perform under the accountability measures in the future, including because certain underlying data required to calculate the D/E rates are not available to us.
With respect to HCON, according to ED’s final 2015 D/E rates, none of the HCON gainful employment programs were identified as failing or in the warning “zone.” The Diploma in Practical Nursing and Associate Degree in Nursing programs each pass the D/E rates measure. The Associate Degree in Nursing program passed because it had a discretionary income rate less than or equal to 20%, although its annual earnings rate was not less than or equal to 8%. ED’s D/E rates include no calculations of regular or transitional D/E rates for the HCON online RN-to-BSN program because of the size of that program. We are unable to reliably and accurately predict how the RN-to-BSN program may perform under the accountability measures in the future, including because certain underlying data required to calculate the D/E rates are not available to us.
For the APUS and HCON programs for which we do have D/E rates, there is no assurance that the rates in the future will remain the same and how our gainful employment programs will perform under ED’s accountability measures.
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
The Borrower Defense Regulations, which are effective July 1, 2017 and are discussed in more detail below, require a proprietary institution to include a loan repayment rate warning in all promotional materials for any award year in which the institution’s loan repayment rate, as calculated by ED, shows that the median borrower has not either fully repaid or made loan payments sufficient to reduce by at least one dollar the outstanding balance of each of the borrower’s FFEL or Direct Loans.
Student Loan Defaults.  Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of FFEL Program or Direct Loan Program loans by its students exceed certain levels.

Pursuant to the Higher Education Opportunity Act enacted in 2008, or the HEOA, which amended the HEA, an institution’s cohort default rate, or three-year cohort default rate, is calculated as the percentage of borrowers in the cohort who default before the end of the second fiscal year following the fiscal year in which the borrowers entered repayment. ED calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL Program or Direct Loan Program loan during that year. Beginning with the three-year cohort default rate for the 2011 cohort published by ED in September 2014, three-year cohort default rates are applied for purposes of measuring compliance with the requirements. For previous years, the applicable cohort default rate, or two-year cohort default rate, was calculated as the percentage of borrowers in the cohort who defaulted before the end of the first fiscal year following the fiscal year in which the borrowers entered repayment. Pursuant to ED requirements, if the three-year cohort default rate for any year after 2011 exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year after 2011, it must establish a default prevention task force.
In September 2016, ED released APUS’s and HCON’s official three-year cohort default rates for federal fiscal year 2013. The final official ED cohort default rate for the federal fiscal years 2011, 2012, and 2013 are as follows:

	2011	2012	2013
APUS	13.0%	23.3%	20.1%
HCON	12.1%	11.8%	11.4%

If one or both of our institutions has a default rate in excess of allowable levels, it could result in that institution’s or those institutions’ loss of eligibility to participate in Title IV programs or incurring additional costs related to default prevention, which could have a material adverse effect on our business.
Privacy of Student Records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and ED’s regulations implementing FERPA require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of their rights under FERPA, and to maintain records in each student’s file listing certain requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, ED may require corrective actions by the institution or may terminate an institution’s eligibility to participate in Title IV programs. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution, to among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents, or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or FTC, and be subject to fines or penalties imposed by the FTC. Institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. Institutions must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, which requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.
Accessibility for Students with Disabilities. Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance, which includes us. In 2010, ED’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, ED’s Office for Civil Rights has taken enforcement action against several institutions of higher education, including primarily online institutions, after investigating their websites and online learning management platforms and determining that the institutions were not in compliance with Section 504 because the online resources were not accessible to persons with a disability. If one of our institutions is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. An institution that does not come into compliance with Section 504 could lose access to federal funding, including the ability to participate in the Title IV programs and DoD tuition assistance programs.
College Affordability and Transparency Lists. As required by the HEOA, ED publishes on its website lists of the top 5% of institutions, in each of nine categories, with (i) the highest tuition and fees for the most recent academic year, (ii) the highest “net price” for the most recent academic year, (iii) the largest percentage increase in tuition and fees for the most recent three academic years, and (iv) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to ED explaining the increases and the steps that it intends to take to reduce costs. ED reports annually to Congress on these institutions and publishes its reports on its website. ED also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under the HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted. For 2014-2015, APUS was listed as the institution with the ninth lowest tuition and seventeenth lowest net price among private for-profit, four-year or more institutions. We cannot predict with certainty the effect such lists will have on our operations.
College Scorecard. President Obama directed ED to develop and publish a new college ratings system by the 2015-2016 school year. On December 19, 2014, ED issued a framework for the college ratings system. On June 25, 2015, ED stated that in lieu of creating its previously announced college ratings system, it would instead create a consumer-driven website that will allow users to compare colleges based on measures that may be of importance to them. In September 2015, ED publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. We do not believe the College Scorecard is an appropriate indicator of APUS’s graduation rate because the College Scorecard’s graduation rate includes only the performance of first time, full-time undergraduate students, who represent less than approximately 1% of all APUS students. Furthermore, substantially all of the other College Scorecard measures are based on data collected only about students who receive Title IV program aid. While a significant portion of APUS students receive Title IV program aid, in total they are a minority of APUS’s students. We cannot predict the extent to which the College Scorecard may impact our institution’s enrollments, reputation, or operating results.
Third-Party Servicers.  ED regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to ED new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. If any third-party servicer engaged by one of our institutions does not comply with applicable statute and regulations including the HEA, our institution may be liable for its actions, and our institution could lose its eligibility to participate in Title IV programs.
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
If funds are not timely returned, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit. HCON’s Title IV compliance audit for the year ended December 31, 2012 identified a deficiency related to timely return of Title IV program funds. In a Preliminary Audit Determination Letter dated July 10, 2013, ED requested additional information from HCON about the situation and required HCON to conduct a file review to identify those files that reflected an inaccurate refund. In a Final Audit Determination Letter dated February 28, 2014, ED determined that HCON was not required to repay the liability to ED and directed HCON to adopt procedures to prevent reoccurrence. HCON was also required to post an irrevocable letter of credit in the amount of $128,290, which is set to expire in July 2017.

Misrepresentation. Under the HEA and its implementing regulations, ED may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation regarding the nature of its educational program, its financial charges, or the employability of its graduates. In the Borrower Defense Regulations, effective July 1, 2017 and discussed in more detail below, ED revised the definition of misrepresentation to include omissions of information and statements with a likelihood or tendency to mislead under the circumstances. In the Borrower Defense Regulations, this definition was amended for misrepresentations for which ED may impose a fine or limit, suspend, or terminate participation in Title IV programs and was adopted as a basis for alleging borrower defense claims for Direct Loans first disbursed after July 1, 2017. In the future, ED could promulgate regulations that expand its role in monitoring and enforcing prohibitions on misrepresentation. For information regarding an ED finding of substantial misrepresentation at HCON based on circumstances that occurred prior to our acquisition of HCON, see “Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control.”
Credit Hours. The HEA and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV program funds an institution may disburse during a payment period. The Program Integrity Regulations define the previously undefined term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. The Program Integrity Regulations also require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of ED. If ED determines that an institution is out of compliance with the credit hour definition, ED could require the institution to repay any incorrectly awarded amounts of Title IV program funds. In addition, if ED determines that an institution has significantly overstated the amount of credit hours assigned to a program, it may fine the institution, or limit, suspend, or terminate its participation in Title IV programs.
VAWA and Clery. On April 1, 2014, a negotiated rulemaking committee, convened by ED, reached consensus on proposed regulations to address implementation of the changes made by the Violence Against Women Reauthorization Act of 2013, or VAWA, to section 485(f) of the HEA, otherwise known as the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or the Clery Act. On October 20, 2014, ED promulgated final regulations to implement changes made by VAWA, the Final VAWA Regulations. The Clery Act requires an institution to report to ED and disclose in its annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred on or within the institution’s so-called “Clery geography.” Under the Final VAWA Regulations, an institution must report and disclose statistics about, for example, crimes of “dating violence,” “domestic violence,” and “stalking,” as newly defined by the Final VAWA Regulations. Also, under the Final VAWA Regulations, an institution’s annual security report must include certain statements about what an institution will do to assist persons who allege that they have been a victim of dating violence, domestic violence, sexual assault, or stalking; in addition, an institution must publish in its annual security report procedures for institutional disciplinary action in such cases. The Final VAWA Regulations require institutions to provide “primary prevention programs” for incoming students and new employees and “ongoing prevention and awareness campaigns” for students and employees, and to describe these programs and campaigns in their annual security report. A failure to comply with the Final VAWA Regulations could result in our institutions being fined or having their eligibility to participate in Title IV programs limited, suspended, or terminated, which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.
Borrower Defenses. Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Direct Loan. On November 1, 2016, ED published final regulations concerning these defenses and other matters. ED’s current regulations permit a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. The final regulations create a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. Under the final regulations, for loans first disbursed prior to July 1, 2017, ED will consider a borrower defense claim in accordance with the existing provisions, i.e., whether the institution’s acts or omissions give rise to a cause of action against the institution under state law. For Direct Loans first disbursed on or after July 1, 2017, a borrower will be able to assert a defense to repayment based on one of three types of claims:

•	breach of contract, if the institution failed to perform its obligations under the terms of a contract with the student;

•
substantial misrepresentation, if the institution or its agents made a substantial misrepresentation on which the borrower reasonably relied to the borrower’s detriment when the borrower decided to attend or to continue attending the institution; or

•
judgment against the institution, if a governmental agency or the borrower as an individual or a member of a class obtained a non-default favorable judgment against the institution before a court or administrative agency.

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
For claims that may form the basis for a borrower defense to repayment of a Direct Loan, the regulations also prohibit institutions from requiring that students first engage in the institution’s internal complaint process before contacting other agencies, prohibit the use of pre-dispute arbitration agreements by the institution, prohibit the use of class action lawsuit waivers, and require institutions to disclose to and notify ED of arbitration filings and awards. These processes and prohibitions could have the effect of increasing the number of, and time and expenses necessary to resolve, student claims, whether or not those claims have merit. The final regulations generally are effective July 1, 2017, except for certain regulations related to student eligibility for forbearance and suspension of collection activity, which are effective immediately, and related to automatic closed school discharges, which are effective as soon as operationally possible. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.
We are continuing to evaluate the potential effect these regulations will have on APUS and HCON. However, it is and will be challenging to predict fully the manner and effect of full implementation of the final regulations for a number of reasons. For example, the regulations have a broad scope and have only been recently adopted. In addition, ED has said it may in the future issue additional guidance and regulations on certain aspects of the final regulations. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding the final regulations.
Cash Management Regulations: On October 27, 2015, ED announced the publication of final regulations to amend ED’s cash management regulations, which we refer to as the Cash Management Regulations. The Cash Management Regulations were effective July 1, 2016. Among other topics, the Cash Management Regulations address arrangements between postsecondary institutions and financial account providers to disburse Title IV Program credit balances to students, including through the use of debit or prepaid cards. The Cash Management Regulations require institutions to establish a process to facilitate student choice in how students receive Title IV Program federal student financial aid credit balances; limit the personally identifiable information about students that may be shared with financial account providers; and require institutions to obtain student consent before opening an account in the student’s name. Under the Cash Management Regulations, an institution that has entered into an arrangement with a financial account provider must mitigate certain fees incurred by Title IV aid recipients, and certain types of fees are prohibited. The Cash Management Regulations require that contracts governing arrangements with financial account providers be publicly disclosed and evaluated in light of the best financial interests of students. The Cash Management Regulations also make other changes to requirements for the institutional administration of Title IV Programs, including by clarifying how previously passed coursework is treated for Title IV eligibility purposes, altering the requirements for converting clock hours to credit hours, and updating other provisions in ED’s cash management regulations. For example, the Cash Management Regulations establish a requirement that institutions participating in the Title IV Programs under the reimbursement or heightened cash monitoring payment methods must pay any credit balance due to a student before seeking reimbursement or a request for funds. The Cash Management Regulations also specify the circumstances under which an institution may include the cost of books and supplies as part of institutional tuition and fees charged to a student, such as if the institution has made arrangements with publishers to obtain books at below-market rates or if books or electronic course materials are not available elsewhere. The Cash Management Regulations also expand the group of students to whom an institution must provide a way to obtain or purchase, by the seventh day of a payment period, the books and supplies applicable to the payment period. Previously, an institution was required to provide such assistance only to students who receive Pell Grants, but under the Cash Management Regulations, an institution will be required to provide such assistance to any student who is eligible for Title IV Program aid. Our institutions utilize a third-party servicer to provide services related to the disbursement of Title IV financial aid credit balance refunds.
Department of Defense
Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the DoD, or DoD tuition assistance programs. Service members may use this tuition assistance to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by the Secretary of Education. For students in APUS undergraduate programs, we have established tuition rates per credit hour that under current DoD policies can be 100% covered by DoD tuition assistance funds provided that the student does not exceed the annual limits per student. At this time, HCON has submitted an application to participate in DoD tuition assistance programs. Under a DoD final rule effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in the DoD tuition assistance programs. In May 2014, DoD promulgated new regulations and a revised MOU, the 2014 MOU. On July 7, 2014, DoD released revisions to the 2014 MOU, and APUS signed the revised 2014 MOU in August 2014. The 2014 MOU contains requirements and limitations that were not contained in previous MOUs to which APUS was a party. Pursuant to the 2014 MOU, among other requirements, institutions must: explain certain ED and Consumer Financial Protection Bureau, or CFPB, tools to service members, such as ED’s “College Navigator” website and the CFPB’s “Paying for College” website; comply with requirements related to readmission policies for service members; abide by new limitations on the use of funds derived from tuition assistance; provide additional academic and student support services; disclose information about transfer of credit; in certain circumstances, return tuition assistance funds to DoD (such as when a student ceases to attend or an institution cancels a course); offer to service members loan counseling before private student loans are offered or recommended; and comply with ED’s Title IV “program integrity” rules, including rules related to incentive payments and misrepresentation. The 2014 MOU also provides that an institution may only participate in DoD tuition assistance programs if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. Additional information regarding the potential risks associated with the 2014 MOU is provided in the “Risk Factors” section of this Annual Report.
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
The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard, as well as benefits available under the GI Bill. The Post-9/11 GI Bill expanded the ability of service members to transfer their benefits to family members. The Post-9/11 GI Bill also provides veterans up to $1,000 per academic year for books, supplies, equipment, and other education costs. The Post-9/11 Veterans Educational Assistance Improvements Act of 2010, or Improvements Act, revised the calculations of benefits related to tuition and fees under the Post-9/11 GI Bill. For a veteran attending a non-public U.S. institution, the Improvements Act provides tuition and fees based on the net cost to the veteran (after accounting for state and federal student financial aid, scholarships, institutional aid, fee waivers, and similar assistance), up to $21,970.46 for the academic year from August 1, 2016 - July 31, 2017. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive $805.50 per month.
To the extent that DoD tuition assistance programs do not cover the full cost of tuition for service members, eligible service members may also use their benefits under the GI Bill or the Post-9/11 GI Bill through the “Top-Up” program. The “Top-Up” program allows U.S. Military active-duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of DoD tuition assistance that is paid by the military for the course, but is limited to 36 months of payments.
Additional Sources of Student Payments
In addition to the Title IV, DoD, and VA programs described above, eligible students may participate in several other financial aid programs or receive support from other governmental and private sources. Some of our students finance their own education or receive full or partial tuition reimbursement from their employers. Our institutions may offer interest free payment plans of less than 12 months to students to assist them with the financing of educational expenses. Our institutions enter into agreements with various employers who provide employee tuition reimbursement plans. Through these agreements our institutions agree to a variety of terms, including terms related to the provision of tuition grants to eligible employees. In certain circumstances, our students may access alternative loan programs from private lenders. Alternative loans from private lenders are intended to cover the difference between what the student receives from all financial aid sources and the student’s total cost of attendance. Students can apply to a number of different private lenders for this funding. As part of an institution’s Title IV PPA, the institution must adopt a code of conduct pertaining to student loans, including alternative loans.
Consumer Protection
Consumer Financial Protection Bureau
The CFPB has pursued enforcement actions against certain for-profit institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2016, the CFPB Student Loan Ombudsman released its annual report analyzing more than 5,500 complaints the CFPB received from private student loan borrowers between September 1, 2015 and August 31, 2016 and more than 3,900 federal student loan financing complaints the CFPB received from federal student loan borrowers between March 1, 2016 and August 31, 2016. We do not know what enforcement actions the CFPB may pursue, or what steps Congress or federal agencies may take, in response to these reports and whether such actions (if any) will have an adverse effect on our business or results of operations.
In July 2013, the CFPB issued a bulletin stating that any entity subject to the CFPB’s jurisdiction, whether a third-party collector or a creditor collecting its own debts, can be held accountable for any unfair, deceptive, or abusive practices in collecting a consumer’s debts. In November 2013, the CFPB issued an Advanced Notice of Proposed Rulemaking announcing that it was considering whether rules governing the collection of debts are warranted under the Fair Debt Collection Practices Act, or FDCPA, or other CFPB authorities, and, if so, what types of rules would be appropriate. As part of its proposed rulemaking, the CFPB sought comments about applying a regulatory regime similar to the FDCPA, which applies only to third-party debt collectors, to first-party debt collectors. Should the CFPB issue rules regulating first-party debt collectors such rules might apply to our institutions, which may adversely impact our collections efforts.
In August 2015, the CFPB issued a civil investigative demand, or CID, to ACICS, the accrediting agency that accredits HCON. The CID required ACICS to provide documents and testimony, to identify all schools it has accredited since January 1, 2010, and to identify the individuals involved in ACICS’s reviews of certain schools, not publicly identified. In September

2015, ACICS submitted a petition to the CFPB to set aside the CID, arguing that ACICS is not under the CFPB’s jurisdiction. ACICS argued that it does not provide any financial product or service nor does it assist or support its accredited institutions in procuring and maintaining loans from ED. In October 2015, the CFPB rejected ACICS’s petition and filed a petition to enforce the CID in the United States District Court for the District of Columbia. In April 2016, the District Court denied the CFPB’s petition and dismissed the case. The CFPB appealed the District Court’s decision to the U.S. Court of Appeals for the District of Columbia, which held oral argument on February 2, 2017. We are unable to predict the impact that the CFPB CID may have on ACICS or its practices.
Other Issues Related to Consumer Protection and Complaints
Concurrent with release of the Final GE Regulations, ED announced the formation of an interagency task force to help ensure oversight of for-profit higher education institutions. The task force includes ED, the Departments of Justice Treasury, VA, the CFPB, the FTC, and the Securities and Exchange Commission. State attorneys general also have been invited to participate. The purpose of the task force is to coordinate the agencies’ activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices. ED explained that the task force, which had its first official meeting in May 2015, is expected to build on existing efforts among various federal agencies.
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
In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. As part of the program review, ED conducted a site visit from September 12 to September 15, 2016. In general, after ED conducts its site visit and reviews data supplied by the institution, if ED identifies any instances of noncompliance, ED sends the institution a preliminary program review report.  The institution has the opportunity to respond to the findings in the preliminary program review report.  ED then issues a final program review determination letter, which identifies any findings, including any liabilities.  The institution may appeal any monetary liabilities specified in the final program review determination letter. If ED does not identify any instances of noncompliance, it issues an expedited final program determination letter instead of a preliminary program review report. APUS has not received a preliminary program review report or expedited final program determination letter, and the program review remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether ED will place any liability or other limitations on APUS as a result of the review.
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
In addition to the actions that may be brought against us as a result of our institutions’ participation in Title IV programs, we also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as present or former students or employees and other members of the public.
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
U.S. Department of Education
The HEA provides that an institution that undergoes a change in ownership resulting in a change in control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility. ED’s regulations provide that a change in control of a publicly traded company occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change in control; or (ii) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock, or ceases to be the largest stockholder. As a result, a significant purchase or disposition of our voting stock, including an acquisition resulting in a stockholder owning at least 25% of our outstanding stock, could be determined by ED to be a change in ownership and control pursuant to ED’s regulations.

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
When a change in ownership and control occurs, ED applies certain financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. In addition, when a change in ownership and control occurs and there is a new owner, the institution must submit to ED audited financial statements of the institution’s new owner’s two most recently completed fiscal years that are prepared and audited in accordance with ED requirements. ED may determine whether the financial statements meet financial responsibility standards with respect to the composite score formula. If the institution does not satisfy these requirements, ED may condition its approval of the change of ownership on the institution’s agreement to letters of credit, provisional certification, and additional monitoring requirements. The composite score formula and related ED conditions are described more fully above in “Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Financial Responsibility.” If the new owner does not have the required audited financial statements, ED may impose certain restrictions on the institution, including with respect to adding locations and programs.
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
In January 2016, we received a letter from ED approving the change in ownership and control of HCON and granting HCON provisional certification to participate in Title IV programs until December 31, 2018. HCON received a fully executed provisional program participation agreement, or PPPA, in February 2016. HCON must comply with specific conditions while it is provisionally certified, as described more fully in “Restrictions on Adding Locations and Educational Programs,” below. As described in “Regulatory Environment -Accreditation,” in connection with ED’s decision to terminate recognition of ACICS, on December 21, 2016, HCON and ED executed a revised PPPA and addendum to the PPPA pursuant to which HCON agreed to comply with certain conditions and requirements while HCON pursues accreditation by another accrediting agency recognized by ED.
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
Accreditors
Many accrediting agencies require institutions of higher education to report or obtain approval for certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary.
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
HLC oversight extends to defined changes that occur in an institution’s parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock could trigger additional reviews of the institution and possible change from accredited status to candidate status, which enhances the risks associated with these types of actions. In particular, a change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs, which in turn would impact the institution’s ability to participate in DoD tuition assistance programs.
ACICS, the accrediting agency for HCON, requires ACICS-accredited institutions to inform ACICS in advance of any substantive change. Examples of substantive changes requiring advance notice to ACICS include changes in the legal status, form of control, or ownership of the institution. An institution must notify ACICS of a change of ownership at least 15 days before consummating the proposed change, and ACICS must act to reinstate the institution’s accreditation status after the change of ownership. ACICS also requires an on-site evaluation within six months to confirm the appropriateness of the approval. HCON timely notified ACICS of the November 1, 2013 change of ownership, and on December 20, 2013, ACICS granted to HCON a reinstatement of accreditation through December 31, 2016, effective from the date of the change. ACICS conducted on-site quality assurance visits in the summer of 2014 and found HCON to be in compliance with accreditation criteria. During the first quarter of 2016, ACICS conducted a site visit at each of HCON’s campuses as part of ACICS’ evaluation of HCON’s renewal of accreditation application. In 2016, ACICS reaffirmed HCON’s Cleveland campus accreditation through December 31, 2020, its Cincinnati and Dayton campuses’ accreditation through December 31, 2021 and its Columbus campus’ accreditation through December 31, 2022. See “Regulatory Environment - Accreditation” for a discussion of the decision by ED to terminate the recognition of ACICS as a recognized accrediting agency.
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
Restrictions on Adding Locations and Educational Programs
ED may, as a condition of certification to participate in Title IV programs, require prior approval of new campus locations, programs or otherwise restrict the number of programs an institution may add. ED’s regulations also require that it approve any change in ownership resulting in a change of control. As described above in “Change in Ownership Resulting in a Change of Control,” HCON was deemed to have undergone a change of ownership and control on November 1, 2013 requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. In January 2016, we received a letter from ED approving the change in ownership and control of HCON and granting HCON provisional certification to participate in the Title IV programs until December 31, 2018. HCON received a fully executed Provisional Program Participation Agreement, or PPPA, in February 2016. While provisionally certified, HCON operates under the PPPA, which requires HCON to apply for and receive approval from the Secretary of Education before initiating any substantial changes, such as establishing an additional location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed, offering academic programs at higher than the bachelor’s degree level, or adding a new education program. In addition, as described above in “Accreditation,” in connection with the Secretary of ED’s decision to withdraw and terminate ED’s recognition of ACICS, on December 21, 2016, HCON and ED executed a revised PPPA and addendum to the PPPA in which HCON agreed to comply with additional conditions and requirements, and under which ED has said that it will approve addition of locations or educational programs only in limited circumstances.
The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional campus locations that are exempt from the two-year rule. The new campus location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional campus location by the relevant state authorizing agency and the institution’s accrediting agency. ED’s regulations also require institutions to report and, in certain cases (such as when an institution is provisionally certified), to seek approval for a new additional campus location at which at least 50% of an eligible program will be offered if the institution wants to disburse Title IV program funds to students enrolled at that location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions. Under the PPPA and the addendum to the PPPA, HCON must obtain ED approval for the addition of any additional location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed.
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
Sequestration and Budgetary Matters
On August 2, 2011, Congress passed the Budget Control Act of 2011 which put into place a series of automatic federal budget cuts, known as sequestration. The budget cuts, or sequestration, impact certain federal student aid programs effective for fiscal year 2013. While the Pell Grant program was specifically exempted from the effects of sequestration in fiscal year 2013 and the Fiscal Year 2016 Omnibus Appropriations Bill increased the maximum award to $5,920 in the 2017-2018 award year, the Pell Grant program could be subject to cuts or changes in the future. While sequestration does not otherwise change the amount or terms or conditions of Direct Loan Program loans, including Stafford Loans and PLUS Loans, it raises the loan fee paid by borrowers for Direct Loan Program loans disbursed after March 1, 2013. Cuts to ED’s administrative budget could lead to delays in student eligibility determinations, and delays in origination and processing of federal student loans.
After sequestration took effect, the Army, Air Force, Coast Guard, and Marine Corps announced the suspension of their tuition assistance programs. Congress subsequently approved legislation requiring DoD to restore its tuition assistance programs. In October 2013, the DoD tuition assistance programs were again temporarily suspended as a result of the U.S. government partial shutdown. Each branch of the military restored its tuition assistance program through fiscal year 2014. As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistances programs that took effect in federal fiscal year 2014. For example, the Air Force is no longer authorizing tuition assistance for associate degrees if the service member already has an associate degree from the Community College of the Air Force, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance and has reduced the total benefit per service member per year from $4,500 to $4,000, and the Marine Corps now requires Marines to have 24 months on active duty prior to being eligible to apply for TA. In October 2015, the Coast Guard restored tuition assistance funding to $250 per credit hour, an increase from the previous cap of $187.50 per credit hour, which was implemented in 2014. Additional changes to the tuition assistance programs could occur, including due to Congressional action or DoD policy and funding changes.
On December 10, 2016, the U.S. Congress enacted a continuing resolution to extend funding for the federal government, including the DoD, through April 28, 2017; however, if funding is not extended beyond that date a government shutdown could occur resulting in a suspension of DoD tuition assistance programs. A government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations and financial condition.
Higher Education Act
The HEA must be periodically reauthorized by the U.S. Congress and each Title IV program must be funded through appropriations acts on an annual basis. The most recent comprehensive reauthorization occurred in 2008 when Congress reauthorized most HEA programs through the 2014 federal fiscal year by passing the HEOA. Although the current HEA authorization expired at the end of the 2014 federal fiscal year, the Consolidated Appropriations Act, 2016 extended funding for Title IV programs through September 30, 2017.
Congress continues to discuss reauthorization of the HEA. Amendments to the HEA could occur during reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations.
Regulatory Activity
ED’s Accreditation Initiative
On November 6, 2015, ED announced several executive actions to increase transparency and rigor in accreditation. ED announced the launch of a new ED website on which it has published each accreditor’s current standards related to student outcomes and student and institutional metrics. ED will require all accreditors to forward to ED probation decision letters, the publicly releasable portions of which ED will publish on its website. ED also announced the request of a report on strategies to improve information coordination between and among accreditors and ED. ED announced that it will ensure decision-makers in the accreditor recognition process, such as members of NACIQI, have information including outcomes data, state and federal litigation reports, and other information about institutions accredited by each accrediting agency. Acknowledging that its authority related to accreditation and student outcomes is restricted under the HEA, ED also made several proposals for legislative change related to accreditation. Increased scrutiny of accrediting agencies by the Secretary of Education and Congress in connection with ED’s recognition process may result in increased scrutiny of institutions by accrediting agencies.
ED’s Student Aid Enforcement Unit
On February 8, 2016, ED announced the creation of a Student Aid Enforcement Unit, or the Enforcement Unit, to enable ED to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. The Enforcement Unit consists of four divisions, including an Investigations Group, a Borrower Defense Group, an Administrative Actions and Appeals Service Group, and a Clery Group. The Enforcement Unit collaborates with partner state and federal agencies to enforce violations of law. The Enforcement Unit also works with ED’s Program Compliance Unit to review evidence that may affect program reviews. The creation of the Enforcement Unit was designed to ensure that ED can support more reviews of what it refers to as “high-risk institutions,” respond to concerns raised by states’ and other federal agencies’ investigations, and respond to complaints and claims for loan forgiveness by students. The Enforcement Unit is led by a lawyer who most recently led the FTC’s consumer protection unit. ED has indicated that the Investigations Group will utilize a broad set of interventions and tools, including subpoena authority, document demands, and interrogatories and interviews to enforce against violations of federal law.
Other Federal Rulemakings

On October 30, 2015, ED published final rules to amend the regulations governing the Direct Loan Program to create a new income-contingent repayment plan, the Revised Pay As You Earn repayment plan, or REPAYE, in accordance with the President’s initiative to allow more Direct Loan borrowers to cap their loan payments at 10% of their monthly incomes. In addition, the regulations also implement changes to the FFEL Program and Direct Loan Program to streamline and enhance existing processes and provide additional support to struggling borrowers, including, among other things, establishing new procedures for FFEL Program loan holders to identify service members who may be eligible for benefits under the Service members Civil Relief Act. The final rules also expand the circumstances under which an institution could challenge or appeal a draft or final cohort default rate based on the institution’s participation rate index. The final rules were effective July 1, 2016.
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

Risks Related to Attracting and Retaining Students
Our success and financial performance depends on the effectiveness of our ability to attract students that persist in our institutions’ programs.
Building awareness of our institutions and the programs they offer among potential students is critical to our institutions’ ability to attract new students. In order to maintain and increase our revenue and profits, our institutions must continue to attract new, qualified students in a cost-effective manner, and these students must remain active in our institutions’ programs. In addition, because our institutions experience declines in their student population as a result of graduation, transfers to other academic institutions, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those who have left. Some of the factors that could prevent us from successfully advertising and marketing our institutions’ programs and from successfully enrolling and retaining qualified students in those programs include:

•	changes and revisions to policies of the Department of Defense, or DoD, and the various military services;

•	challenges in maintaining strong relationships with military and military-affiliated communities;

•	the emergence of more, and more successful, competitors, and alternative education models;

•	factors related to our institutions’ marketing, including the costs of internet advertising and multi-faceted interactive marketing campaigns;

•	challenges in designing marketing campaigns that successfully attract college-ready students;

•	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;

•	performance problems with our institutions’ online systems;

•	our institutions’ failure to maintain accreditation, state authorization, eligibility for Title IV programs, or other approvals;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	regulatory investigations or litigation that may damage our reputation;

•	student dissatisfaction with our institutions’ services and programs;

•	failure to develop and deliver a message or image for APUS that resonates well with non-military students;

•	adverse publicity regarding us, our institutions, our competitors, or online or for-profit education generally;

•	a decline in the acceptance of online education generally; and

•	a decrease in the perceived or actual economic benefits that students derive from our institutions’ programs or programs provided by for-profit schools generally.

If we are unable to continue to develop awareness of our institutions and the programs we offer, and to recruit and enroll students that persist in our programs over time, our enrollments will suffer and there could be a material adverse effect on our financial condition and results of operations.

Our efforts to market APUS have not always been successful, and if we are unable to develop and optimize marketing and advertising programs that are effective, we will be unable to attract students and stabilize or grow our enrollments.
Our marketing strategy for APUS traditionally focused on building long-term, mutually beneficial relationships with organizations and individuals in the military and public safety communities. However, with limitations on access to military students, as discussed further below under the Risk Factor that begins “If APUS does not have strong relationships with, and access to, various military installations . . .” and with continued diversification outside of the military, we identified a need for marketing channels that attract college-ready students who perform well at APUS upon enrollment. However, we have experienced challenges with doing so, and there is no assurance that we will be able to do so, on a cost-effective basis.
Furthermore, because APUS’s tuition is generally lower than that of most of its competitors, it has fewer dollars available to spend on marketing and advertising than they do. As a result, APUS has tried to, and may in the future try to, implement new marketing tactics and channels with which it has no experience and which have no guarantee of success. If we are unable to develop and optimize marketing and advertising programs that are effective in developing awareness of our institutions and the programs we offer, and are unable to enroll and retain qualified students in military and non-military markets, our enrollments would suffer and our ability to increase revenue and maintain profitability would be significantly impaired.
We have limited experience with marketing HCON, and if we are unable to effectively market its programs, our operating results would be negatively affected.
The success of Hondros College of Nursing, or HCON, depends, in part, on our ability to maintain and increase student enrollments in HCON’s programs. Prior to our acquisition of HCON, we had no experience with attracting new students to, and retaining students in, educational programs offered primarily on physical campuses, and with the opening of HCON’s fifth location in January 2017 we will now be marketing in a geographic market in which HCON did not previously market. If we are unable to effectively market HCON’s programs, we may not be able to successfully execute our long-term strategic plan to diversify our business and expand our programs, which would negatively affect our operating results.
If APUS does not have strong relationships with, and access to, various military installations and installation education centers, our ability to maintain enrollments from military students and our future growth may be impaired.
As of December 31, 2016, approximately 54% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and a significant portion of APUS students rely on DoD tuition programs to pay for their education. We are therefore highly dependent on our relationship with the military and its members, and our ability to attract and retain military service members as students.
APUS historically relied on its relationships with the staff of educational centers on military installations to distribute information about APUS to interested service members. APUS also historically provided counseling services directly to existing students on military installations, which is beneficial in supporting those students and helping them to persist with their education. Because APUS relies on referrals and personal relationships for recruiting, impediments to access can have an adverse effect on maintaining and generating registrations from military students.
In recent years, DoD has issued briefings that specifically prohibit authorizing regular or recurring office hours for an educational institution to solely provide counseling and that prohibit allowing former military members to access installations to represent an educational institution using their government ID card privileges. This change has adversely affected our efforts to support existing students and recruit new students. If we are not able to improve our access to military installations and our existing students on those installations, or find alternative methods to serve them, our military enrollments could continue to decline. Furthermore, the 2014 MOU, which is discussed in “Regulatory Environment - Department of Defense,” and the related increased focus by DoD on relationships and oversight of educational providers, or additional new DoD instructions or briefings, could lead to further adverse changes in the nature of our relationships with military installations and their education centers and our access to military service members.
In addition to the challenges caused by limits on access to military installations, in December 2015, the U.S. Army implemented a new enrollment management tool, referred to as VIA, that members of the Army must use to access DoD tuition assistance programs. We believe that members of the Army continue to experience various issues with the new enrollment management tool, including difficulty selecting APUS as an institution. We believe that the issues encountered with the new enrollment management tool negatively impacted APUS’s enrollments and net course registrations during 2016 and may continue to have an impact into 2017.

An inability to maintain strong relationships with installation education centers and with military service members would have an adverse effect on APUS’s ability to attract and retain qualified students, resulting in an adverse effect on our financial condition.
Enrollments and course registrations by active duty service members may be adversely affected by a variety of factors not directly related to education programs, including changes in military activity and budgets.
Events not directly related to education programs that could occur in the future could lead to a reduction in registrations from students on active duty. For example, we believe that large-scale personnel reductions or other significant drawdowns of U.S. active duty military forces would likely have a negative effect on enrollment and course registrations. Increased operations and overseas deployments across all branches of the military and the related increased demands on many active duty service members, combined with limited internet access associated with some deployments, could also negatively impact the ability of certain active duty military students to pursue higher education.
Military budget cuts could also negatively affect us by leading to force reductions or cuts to services and tools that we or APUS’s students rely upon for recruitment, enrollment, access and tuition assistance. Even temporary changes to military activity and budgets may adversely affect operations. For example, in October 2013, the Uniform Tuition Assistance Program of the DoD, or the DoD tuition assistance programs, was temporarily suspended as a result of the U.S. federal government partial shutdown, which we believe could have caused as many as 13,100 registrations at APUS to be dropped. The U.S. Congress has passed legislation to extend government funding for DoD through April 28, 2017; however, if funding is not extended beyond that date, a government shutdown could occur, resulting in a suspension of DoD tuition assistance programs. Any future government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on APUS’s enrollments.
We will remain subject to the risk of events that occur within and with respect to the military, even where they do not directly relate to the use of DoD tuition assistance programs. Because of our dependence on active duty military students, changes that occur within and with respect to the military could have a material adverse effect on our operations.
DoD tuition assistance programs offered to service members of the U.S. Armed Forces constituted approximately 36% of APUS’s adjusted net course registrations for 2016, and our revenue and number of students would decrease if APUS is no longer able to receive funds under these tuition assistance programs or if tuition assistance is reduced, eliminated, or suspended.
Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the DoD tuition assistance programs. Service members may use DoD tuition assistance programs to pursue postsecondary education at institutions that are accredited by an accrediting agency recognized by the U.S. Secretary of Education and that satisfy other requirements, including execution of, and compliance with, a Memorandum of Understanding, or MOU, that specifies terms and conditions of participation in DoD tuition assistance programs. DoD tuition assistance programs constituted approximately 36% of APUS’s adjusted net course registrations for 2016. While HCON has submitted an application to participate in the DOD tuition assistance programs, HCON does not currently participate in DoD tuition assistance programs.
We do not know the scale or nature of future actions that may be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds or benefits available thereunder, enacting new restrictions on participation or imposing other criteria in addition to the level of reimbursement that would impact enrollments from service members. Other administrative changes to DoD programs could also have negative effects on our enrollments. For example, in March 2013, DoD issued an instruction restricting the ability of service members in certain overseas duty locations outside the continental United States, or overseas locations, to receive DoD tuition assistance for courses offered by institutions of higher education that are not parties to contracts with DoD to provide DoD voluntary education programs at those locations. Because we do not have a contract with DoD to provide instruction at overseas locations, service members who begin a postsecondary education program after arrival at an applicable overseas duty location may not use DoD tuition assistance programs to pay for their education in our programs until after they have successfully completed a course with an institution that has a contract to provide voluntary education programs at that overseas location.
Changes to DoD tuition assistance programs have already occurred, and we expect changes to the programs in the future. For example, the Air Force is no longer authorizing tuition assistance for associate degrees if the service member already has an associate degree from the Community College of the Air Force, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance, the Army has reduced the total benefit per service member by $500 per year, and the Marine Corps requires 24 months on active duty prior to

Marines being eligible to apply for tuition assistance. In October 2015, the Coast Guard restored tuition assistance funding to $250 per credit hour, an increase of $62.50 per credit hour from the previous cap implemented in 2014. Additional changes to DoD tuition assistance programs could occur due to Congressional action or DoD policy and funding changes. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.
If our institutions are unable to successfully adjust to future market demands by updating and expanding the content of existing programs and developing new programs, specializations and modes of teaching on a timely basis and in a cost-effective manner, our future growth may be impaired.
We believe that in order to continue to retain and attract qualified students our institutions need to continuously update and expand the content of their existing programs and develop new programs, specializations and modes of teaching. However, the updates and expansions of our institutions’ existing programs and the development of new programs and specializations may not be accepted by their accreditors, state regulators, ED, existing or prospective students, or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if our institutions are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as competitors introduce competing programs. To offer a new academic program, our institutions may be required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations, or other factors, our institutions’ ability to attract and retain students could be impaired and our financial results could suffer.
Establishing new academic programs, specializations and modes of teaching or modifying or eliminating existing programs requires our institutions to make investments in management and capital expenditures, incur marketing expenses, and reallocate other resources. Our institutions may have limited experience providing courses in new fields of study or new modes of teaching (such as competency-based education, micro-credentials or other non-degree credentials) and may need to modify systems and strategy or enter into arrangements with other institutions to provide new programs effectively and profitably. If our institutions are unable to increase the number of students enrolling in new academic programs, offer programs in a cost-effective manner, or otherwise manage effectively the operations of those programs, our results of operations and financial condition could be adversely affected.
Strong competition in the postsecondary education market could continue to decrease our institutions’ market share and increase our cost of acquiring students.
Within the postsecondary education market, our institutions compete primarily with not-for-profit public and private two-year and four-year colleges, as well as other for-profit schools, particularly those that offer online learning programs. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources, or course delivery tools, that are superior to those of our institutions and other for-profit schools. Many of our competitors also have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students, or to provide instructional and support resources that are superior to those of our institutions and other for-profit schools. Within the postsecondary education market generally, we anticipate increased competition, including because the total postsecondary student population has been declining. According to the National Student Clearinghouse, enrollment in Title IV postsecondary degree-granting institutions in the fall of 2016 decreased 1.4%, compared to the fall of 2015, with a decrease of 14.5% taking place among four-year for-profit schools. Longer term projections suggest that previous growth in enrollment in postsecondary degree-granting institutions is slowing. According to a May 2015 report from ED, such enrollment was projected to grow 15% over the 11-year period ending in fall of 2023, compared to 24% growth over the 10-year period that ended in 2012. The combination of reduced growth or declines in the postsecondary student population and increased capacity in the postsecondary education market will further intensify competition, and any further decline in the number of enrollments could have an adverse effect on our results of operations.
We expect to continue to face greater competition from non-traditional offerings, provided by both educational institutions and non-traditional providers.
In recent years, competing institutions and others have started providing non-traditional, credit-bearing and non-credit-bearing education programs, including massively open online courses, or MOOCs, without charge or at low costs. We have also observed an increase in institutions offering competency-based programs, which permit students to progress in a program by demonstrating that they have achieved certain skills or knowledge rather than by earning credit hours. ED has issued guidance addressing access to Title IV programs for students in these programs. We believe that our institutions will continue to face new competition from such programs, including competition from lower cost alternatives. Additionally, non-traditional competitors, such as entities offering coding bootcamps and micro-credentials, are offering new alternative educational paths. While we are working to develop our own alternatives in some of these areas, including with respect to competency-based education at APUS, there are other institutions with programs that are more fully developed, and our offerings may not receive market acceptance or qualify for access to Title IV programs. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. These competitive factors could cause our institutions’ enrollments, revenue, and profitability to decrease significantly.
Strong competition in the military market could decrease our institutions’ market share and increase our cost of acquiring students.
We anticipate that APUS will continue to see strong competition within the military market, which continues to be a primary market for APUS. There are a number of for-profit schools and not-for-profit institutions that focus on the military market because of the size of the market and the availability of funding, and some for-profit schools seek to attract students eligible for DoD tuition assistance programs, VA education benefits, or both, at least in part as a strategy of those institutions to satisfy the 90/10 Rule, which is described in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule.’”

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
Findings of noncompliance with these laws, regulations, standards, and policies could result in any of the relevant regulatory agencies taking action including: imposing monetary fines, penalties, or injunctions; limiting operations, including restricting our institutions’ ability to offer new programs of study or to open new locations, or imposing limits on our growth; limiting or terminating our ability to grant degrees; restricting or revoking our institutions’ accreditation, licensure, or other approval to operate; limiting, suspending, or terminating our institutions’ eligibility to participate in Title IV programs, DoD tuition assistance programs, or VA benefit programs by requiring us to repay funds, post a letter of credit, become subject to payment methods for Title IV programs that are not the advance payment system; subjecting us to civil or criminal penalties; or other actions that could have a material adverse effect on our business.
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
If our institutions fail to maintain their institutional accreditation, they would lose the ability to participate in DoD tuition assistance programs and Title IV programs.
Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in DoD tuition assistance programs and for an institution to become and remain eligible to participate in Title IV programs. APUS participates in DoD tuition assistance programs and Title IV programs, and HCON participates in Title IV programs. As described more fully above in each operating segment’s section in “Our Institutions - Accreditation” and “Regulatory Environment - Accreditation,” APUS is accredited by HLC, an institutional accrediting agency recognized by the Secretary of Education, and HCON is accredited by ACICS, an institutional accrediting agency that until recently was recognized by the Secretary of Education. By decision dated December 12, 2016 the Secretary of ED withdrew and terminated ED’s recognition of ACICS. As a result, under the terms of its provisional program participation agreement, or PPPA, HCON may continue to participate in the Title IV programs for up to eighteen months following the Secretary’s decision to withdraw recognition of ACICS if HCON complies with certain conditions and requirements, including that HCON must pursue accreditation by another accrediting agency recognized by ED. HCON has an in process application for accreditation by the Accrediting Bureau of Health Education Schools, or ABHES, a national accreditor for allied health schools that is recognized by ED.
Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as to apply and wait for approval before making certain changes. For example, in connection with our organizational realignment, HLC requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC prior approval. On December 22, 2016, APUS submitted the requested change of structure application. ACICS requires accredited institutions to submit annually certain campus-level and program-level data for purposes of monitoring student achievement against established requirements, and a campus or program with three consecutive years of below-standard rates may be subject to withdrawal of accreditation or may be required to cease enrollment in the program. Failure to meet any of these criteria or standards or to comply with these policies and requirements could result in the loss of accreditation at the discretion of the accrediting agencies. The complete loss of accreditation would, among other things, render our institutions and their students ineligible to participate in DoD tuition assistance programs and Title IV programs, and have a material adverse effect on our enrollments, revenue, and results of operations.
Our institutions’ student enrollments could decline if they fail to maintain accreditation.
Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools; some institutions will accept transfer credit only from regionally accredited institutions. Students, corporations, and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards, and employers rely on the accredited status of institutions when evaluating a candidate’s credentials. Failure to maintain our institutional accreditation would have a material adverse effect on our enrollments, revenue, and results of operations. In addition, certain of our individual programs are accredited by specialized accrediting agencies, or recognized by professional organizations. If we fail to satisfy the standards of these specialized accrediting agencies and professional organizations, we could lose the specialized accreditation or professional recognition for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us. In addition, in certain cases, professional licensure will not be granted if an applicant for licensure earned the relevant educational credential from an institution or educational program that lacks regional or specialized accreditation. Failure to obtain or maintain specialized accreditation or professional recognition for certain programs could result in materially reduced student enrollments in affected programs and have a material adverse effect on us.
Increased scrutiny of accrediting agencies by the Secretary of Education and the U.S. Congress may result in increased scrutiny of institutions, particularly for-profit institutions, by accrediting agencies. Further, if the accrediting agency of one of our institutions was to lose its ability to serve as an accrediting agency for Title IV program purposes and the institution was unable to obtain recognition from another recognized accrediting agency, that institution would lose its ability to participate in Title IV programs and DoD tuition assistance programs.
Increased scrutiny of accrediting agencies by the Secretary of Education and Congress in connection with ED’s recognition process may result in increased scrutiny of institutions by accrediting agencies. APUS is accredited by HLC. In June 2015, the National Advisory Committee on Institutional Quality and Integrity, or NACIQI, the panel charged with advising ED on whether to recognize accrediting agencies for Title IV purposes, voted to recommend that ED renew HLC’s recognition as an accrediting agency through December 2017. ED subsequently accepted NACIQI’s recommendation and continued HLC’s recognition through December 2017. We cannot predict whether NACIQI will recommend renewing HLC’s recognition beyond December 2017. If HLC were to lose its recognition as an accrediting agency and APUS was unable to obtain recognition from another recognized accrediting agency, APUS would lose its eligibility to participate in Title IV programs and DoD tuition assistance programs. The inability of APUS to participate in Title IV programs would have a material adverse effect on enrollments, revenue, and results of operations.
HCON is accredited by ACICS. In June 2016, NACIQI recommended that ED’s Senior Department Official deny ACICS’s petition for renewal of recognition and withdraw ACICS’s status as a recognized accreditor. On September 22, 2016, the ED Senior Department Official concurred with NACIQI’s recommendation and terminated ED’s recognition of ACICS as a nationally recognized accrediting agency. By decision dated December 12, 2016 the Secretary of ED withdrew and terminated ED’s recognition of ACICS. As described below, ACICS has appealed the Secretary’s decision in the U.S. District Court for the District of Columbia.
When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation on a provisional basis in the Title IV programs for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. During this period of provisional participation, ED will deem an ACICS-accredited institution to hold recognized accreditation, and ED will require the institution to comply with additional conditions. ED will also impose certain additional requirements on ACICS-accredited institutions that do not meet certain milestones toward accreditation by another recognized accrediting agency. On December 21, 2016, HCON and ED executed a revised PPPA and addendum to the PPPA in which HCON agreed to comply with ED’s conditions and requirements. HCON has an in process application for accreditation by ABHES, an accrediting agency that is recognized by ED.
On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the U.S. District Court for the District of Columbia. ACICS asked the court to stay the Secretary’s decision terminating ACICS’s recognition status, restore ACICS’s recognition status, and enjoin ED from enforcing the requirements for ACICS-accredited institutions, including those set forth in ED’s PPPA. On December 20, 2016, the court denied ACICS’s request for a temporary restraining order, and on February 21, 2017, the court denied ACICS’s request for a preliminary injunction. If the court does not restore ACICS’s recognition status, HCON would not be eligible to participate in Title IV programs beyond June 12, 2018, unless HCON becomes accredited by another accrediting agency recognized by ED within that period. In addition, the approval status and in some cases funding provided by other agencies could be adversely affected by the loss of accreditation by ACICS.
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
Because of rapid growth in, and increased scrutiny of, the for-profit education sector, accrediting bodies may adopt new or revised criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of for-profit institutions like ours. For example, on August 31, 2016, HLC adopted policy changes that are intended to allow HLC to respond quicker to developing situations at accredited institutions. The policy changes permit HLC to designate publicly an institution as “in financial distress” or “under governmental investigation,” where such situations have the potential to impact the institution’s operations and HLC believes the public should have information in making a decision to attend or continue to attend the institution. An accredited institution with a designation may be required to submit reports about its financial or legal situation or undergo special monitoring, and may be subject to limits on substantive changes. A designation typically will extend for not more than two years and may be removed when HLC determines the designation is no longer required because the institution has resolved the issues that led to the designation. If APUS were deemed by HLC to be “in financial distress” or ‘under governmental investigation,” APUS would be subject to heightened scrutiny in the form of requirements to submit periodic reports, special monitoring, and limits on requests for substantive change.
Beginning in 2012, ACICS, HCON’s accreditor, established requirements, including minimum “standards” and expected “benchmarks,” to measure student retention, graduate placement and licensure exam passage rates. To satisfy ACICS’s “standards,” the retention rate, placement rate, and licensure exam pass rate each must exceed 60%. To satisfy ACICS’s “benchmarks,” each rate must exceed 70%. If ACICS determines that an institution’s campus-level or program-level data does not satisfy one or more standards or benchmarks, ACICS may take certain actions. In January 2017, ACICS published a new policy, effective December 6, 2016, that defines in terms of metric ranges when a particular action will be taken, at the campus and program levels, including the issuance of a compliance warning, a show-cause directive, an adverse action or reporting with restrictions against a campus or program. For the reporting year from July 1, 2015 through June 30, 2016, several HCON campuses and programs did not satisfy ACICS requirements. On February 24, 2017, ACICS notified HCON that unless it notifies ACICS that it is discontinuing the PN Program at the Cleveland campus, then ACICS expects to issue a show-cause letter requiring HCON to demonstrate why ACICS approval of the PN Program at the location should not be withdrawn. ACICS took such action under the new policy because the placement rates reported for the PN Program at the Cleveland campus were between 50-59.9% for two consecutive years. An institution that ACICS directs to show cause must immediately notify current and prospective students of the show-cause status, including by posting a prominent notice on its website. We understand that if the Practical Nursing program at the Cleveland campus is put on show cause, HCON will be required to make certain reports to ACICS and will have until its next campus accountability report, due November 1, 2017, to demonstrate that its placement rate complies with the relevant student achievement measure. At this time, we are unable to predict the impact of this development and the possible outcomes on our enrollments and results of operations. If one of the HCON campuses or programs fails to satisfy ACICS achievement measures, enrollment in such HCON campuses or programs could decline, which could have a material adverse impact on HCON’s student enrollment, revenue, and cash flows. In addition, HCON is seeking accreditation from ABHES, and ABHES policies require that institutions and programs applying for ABHES accreditation must advise ABHES immediately of any adverse or potentially adverse action, including a show-cause directive, by another accrediting agency. ABHES also reserves the right not to grant initial accreditation if an institution is on probation or an equivalent status imposed by another accrediting agency. At this time, we cannot predict ABHES’s reaction, if any, regarding ACICS’s action with respect to the Cleveland campus’s PN Program, including how it will impact any decision with respect to initial accreditation of HCON or the approval of the PN Program as part of initial accreditation.
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
APUS is currently authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC, the regulatory agency governing postsecondary education in the State of West Virginia. Such authorization may be lost, limited or withdrawn if APUS fails to comply with material requirements under West Virginia statutes and rules for continued authorization. Under current law, if APUS were to lose its regional accreditation by HLC, WVHEPC may suspend, withdraw, or revoke APUS’s authorization. In addition, in order to maintain its eligibility for accreditation by HLC, APUS must remain headquartered and have a substantial presence in one of the states in its region, which includes West Virginia. Thus, if APUS were to lose its authorization from WVHEPC, APUS would be unable to provide educational services in West Virginia, APUS would lose its eligibility for Title IV programs and DoD tuition assistance programs, and APUS would lose its HLC accreditation.
HCON is authorized by the Ohio State Board of Career Colleges and Schools and the Ohio Department of Higher Education. Such authorization may be limited, suspended, or revoked if HCON fails to submit renewal applications or other required submissions to the state in a timely manner, or if HCON fails to comply with material requirements under applicable Ohio statutes and rules for continued authorization. Continued state authorization is required in order to maintain ACICS accreditation. If HCON were to lose its authorization from the Ohio State Board of Career Colleges and Schools, HCON would be unable to provide educational services in Ohio, HCON would lose its eligibility for Title IV programs, and HCON would lose its accreditation. If HCON were to lose its authorization from the Ohio Department of Higher Education, HCON would be unable to offer the online Registered Nurse to Bachelor of Science in Nursing completion program in Ohio. If HCON were to lose approval from the Ohio Board of Nursing for the Diploma in Practical Nursing or the Associate Degree in Nursing, students in the program lacking approval would not be eligible to apply for licensure by examination to practice nursing in Ohio.
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
Our institutions’ failure to comply with the requirements of the State Authorization Reciprocity Agreement or regulations of various states could result in actions that would have a material adverse effect on our enrollments, revenue, and results of operations.
Various states impose regulatory requirements on educational institutions operating within their boundaries, including registration requirements applicable to online educational institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state. SARA is a voluntary agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. Our institutions participate in SARA, which allows our institutions to enroll students who reside in jurisdictions that are members of SARA. All states and the District of Columbia with the exception of California, Massachusetts, and New York are members of SARA as of February 2017. For jurisdictions that are not members of SARA, our institutions must satisfy the requirements of those individual states with regard to online education, which requirements may change from time to time and, in some instances, are not clear or are left to the discretion of state regulators.
For more information about those jurisdictions in which APUS and HCON are authorized, including where such authorization is provided through SARA, see “Regulatory Environment - State Licensure/Authorization” in this Annual Report. Changes in requirements to participate in SARA or changes to state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. If one of our institutions was to fail to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the institution may lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively. If one of our institutions was to fail to comply with state requirements to obtain licensure or authorization, it may be the subject of injunctive actions or penalties.
As described in the “Regulatory Environment - State Licensure/Authorization” section of this Annual Report, on December 19, 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education. The final regulations, which are effective July 1, 2018, require an institution offering distance education programs to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or through a state authorization reciprocity agreement. The final regulations require an institution to document the state process for resolving complaints from students enrolled in programs offered through distance education for each state in which such students reside and provide certain public and individualized disclosures to enrolled and prospective students regarding its programs that are provided or can be completed solely through distance education. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding certain regulations that have been published but have not yet taken effect, including the regulations related to state authorization of distance education. If one of our institutions fails to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, the institution could lose its ability to award Title IV aid to students in that state and could lose its ability to provide distance education in that state.
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
To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Ohio Board of Nursing, or OBN. Regulations of the OBN, which approves the HCON Practical Nurse, or PN program, and Associate Degree in Nursing, or ADN programs, require that a nursing education program such as the HCON PN and ADN programs must have a pass rate on the relevant NCLEX licensure exam that is at least ninety-five percent of the national average for first-time candidates in a calendar year. If a program does not attain such pass rate, the program may face consequences, including, after four consecutive years of failing to meet that standard, placement on provisional approval status. If a program on provisional approval continues to fail to meet the requirements, the OBN may withdraw its approval of the program. HCON’s ADN program’s pass rate on the relevant NCLEX licensure exam has not met the requirements of the OBN for the previous four years. As a result, we expect that HCON’s ADN program will be placed on provisional approval status by the OBN in March 2017. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. For the OBN to consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores, the program must attain a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. HCON has been implementing changes, including the curriculum changes discussed in this Annual Report, and its NCLEX pass rates for the PN and ADN programs have increased in recent periods. Placement on provisional status may result in additional regulatory requirements, such as a requirement to disclose the provisional status. Any consequences that result from this situation may have an adverse impact on our results of operations, cash flows, and financial condition.
The state requirements for licensure are subject to change, as are the professional certification standards, and we may not become aware of changes that may impact our students in certain instances. In the event that one or more states refuse to recognize our institutions’ students for professional licensure based on factors relating to our institutions or programs, the potential growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Requirements for employment vary from employer to employer and from field to field. To the extent our graduates fail to satisfy requirements for employment by particular employers or in a particular profession based on characteristics of our programs, the potential growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if our institutions’ graduates fail to obtain professional licensure, employment or other outcomes in their chosen fields of study, we and our institutions could be exposed to litigation, including class-action litigation, that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
HCON was deemed to have undergone a change of ownership and control in November 2013, requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. In January 2016 we received a letter from ED approving the change in ownership and control and granting HCON provisional certification to participate in Title IV programs until December 31, 2018. HCON received a fully executed PPPA in February 2016. While provisionally certified, HCON operates under the PPPA, which requires HCON to apply for and receive approval from the Secretary of Education before initiating any substantial changes, such as establishing an additional location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed, offering academic programs at higher than the bachelor’s degree level, or adding a new education program. In addition, as a result of the Secretary of Education’s decision to withdraw and terminate ED’s recognition of ACICS, on December 21, 2016, HCON and ED executed a revised PPPA and an addendum to the PPPA in which HCON agreed to comply with additional conditions and requirements. For more information about these conditions and requirements, see “Regulatory Environment - Restrictions on Adding Locations and Educational Programs” in this Annual Report. Under the addendum, HCON may continue to participate in the Title IV programs on a provisional basis until June 12, 2018, while HCON seeks accreditation by another recognized accrediting agency. During the term of the PPPA, HCON’s participation in Title IV programs is subject to revocation for cause, which includes a failure to comply with any provision set forth in the PPPA, a violation of ED regulations deemed material by ED, or a material misrepresentation in the material submitted to ED as part of the institution’s application for approval of the change of ownership and control.
If ED were to withdraw or not renew our institutions’ certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds or DoD tuition assistance program funds, which would have a material adverse effect on our enrollments, revenue, and results of operations.
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
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED, or post a letter of credit in favor of ED, and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight of its participation in Title IV programs. ED may also apply such measures of financial responsibility to a parent company of an eligible institution and, if such measures are not satisfied by the parent company, require the institution to post a letter of credit in favor of ED, and possibly accept other conditions on its participation in Title IV programs. For our institutions, ED applies its measures of financial responsibility at the level of the parent company, APEI. An obligation to post a letter of credit, or to accept other conditions, such as a change in our system of Title IV payment from ED for purposes of disbursement, could increase our costs of regulatory compliance, or affect our cash flow.
In final regulations published November 1, 2016, ED modified its financial responsibility standards to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events that occur on or after July 1, 2017. If ED determines that an institution is not financially responsible because of one or more triggering events, to continue participating in Title IV programs, the institution will be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. An institution that is required to provide a letter of credit may also be required to disclose to students information about the letter of credit. If we are subject to one or more triggering events and as a result ED determines that we are not financially responsible, we may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. For more information about the regulations, which are effective July 1, 2017, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses” of this Annual Report. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding certain regulations that have been published but have not yet taken effect, including the final regulations modifying ED’s financial responsibility standards.
If one of our institutions is found not to have satisfied ED’s financial responsibility requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit or potential for growth and adversely affect our enrollment, revenue, and results of operations. If we, as the parent company of an eligible institution, are found not to have satisfied ED’s financial responsibility measures, all of our institutions could be limited in their access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, and results of operations.
ED has published final rules setting forth new standards and procedures related to borrower defense-to-repayment claims with respect to Title IV loan obligations and institutional liability for successful claims. While the impact of the final regulations remains unclear, it is possible that the final regulations may create significant liability that could have a material adverse effect on our business.
On November 1, 2016, ED published final regulations concerning which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Direct Loan Program, or a Direct Loan, and certain other matters. The final regulations create a new federal standard for borrower defenses, new limitation periods for borrower defense claims, and new processes for resolution of such claims. Under the final regulations, ED may initiate a separate proceeding to collect from the institution the amount of relief resulting from a borrower defense brought by an individual borrower, and as part of the group-process hearing ED will collect from the institution any liability for amounts discharged or reimbursed to borrowers under the group process. For more information about the final regulations, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses” of this Annual Report.
The final regulations generally are effective July 1, 2017. We are continuing to evaluate the potential effect these regulations will have on HCON and APUS. However, it is and will be challenging to predict fully the manner and effect of full implementation of the final regulations, including because of their broad scope, because they have only been recently adopted, and because ED has said it may in the future issue additional guidance on certain aspects of the final regulations. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding certain regulations that have been published but have not yet taken effect, including the Borrower Defense Regulations.
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
If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs.
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
The 90/10 Rule percentage for our institutions could increase in the future, depending on the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including, for APUS, any reduction in tuition assistance provided by DoD for service members and education benefits provided by the VA for veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Currently, DoD tuition assistance and VA education benefits are not treated as Title IV revenue under the 90/10 Rule and, therefore, for APUS, a majority of such funding is included in the “10%” portion of the rule calculation. A reduction in the availability of this type of funding, or a change (through legislation, regulatory action, or an executive order) that requires that those funds be treated in the same manner as Title IV funding under the 90/10 Rule, would increase our institutions’ 90/10 Rule percentage. For the past three years, HCON has derived more than 80% of its total revenue on a cash accounting basis from Title IV programs as calculated under ED’s regulations. If HCON is unable to attract students who do not depend on Title IV program aid, such as students who finance their own education or receive full or partial tuition reimbursement from their employers, or through VA benefits, HCON may violate the 90/10 Rule. If any of our institutions violates the 90/10 Rule and loses eligibility to participate in Title IV programs, its ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenue, results of operations, and cash flows.
A failure by our institutions to comply with the Department of Education’s incentive payment rule could result in sanctions.
If one of our institutions pays a bonus, commission, or other incentive payment in violation of applicable ED rules, that institution could be subject to sanctions, which could have a material adverse effect on our business. If ED determines that one of our institutions violated the incentive payment rule, it may require the institution to modify its payment arrangements to ED’s satisfaction. ED may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in Title IV programs. ED may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. As described in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Incentive Payment Rule,” changes in the interpretation of the regulation may create uncertainty about what constitutes impermissible incentive payments. Uncertainty as to how the incentive payment rule will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may negatively affect our ability to recruit and retain employees, and, as a result, our business could be materially and adversely affected.
DoD’s 2014 MOU requires that institutions participating in the DoD tuition assistance programs have policies in place compliant with regulations issued by ED related to restrictions on payment of incentive compensation. Under the terms of the 2014 MOU, an institution participating in the DoD tuition assistance programs must refrain from providing any commission, bonus, or other incentive payment based directly or indirectly on securing enrollments or federal financial aid, including DoD tuition assistance program funds, to any persons or entities engaged in student recruiting, admission activities, or making decisions regarding the award of student financial assistance. In 2013, the Improving Transparency of Education Opportunities for Veterans Acts established a ban on incentive compensation based on success in securing enrollments or financial aid with regard to VA benefits.
On June 2, 2015, ED released a memorandum regarding enforcement of the prohibition on the payment of incentive compensation by postsecondary institutions to any person or entity engaged in any student recruiting or admissions activities or in making decisions regarding the award of student financial assistance based directly or indirectly upon success in securing enrollments or financial aid. The memorandum indicated that ED will revise its approach to measuring damages for noncompliance with the prohibition against incentive compensation. In administrative enforcement actions, ED will calculate the amount of the institutional liability based on the cost to ED of the Title IV funds improperly received by the institution, including the cost to ED of all of the Title IV funds received by the institution over a particular period of time if those funds were obtained through implementation of a policy or practice in which students were recruited in violation of the incentive compensation prohibition. ED may also impose a fine upon an institution, or take administrative action to limit, suspend, revoke, deny, or terminate an institution’s eligibility to participate in the Title IV programs, if the institution violates the prohibition. We are unable to predict the impact that ED’s revised approach to measuring damages under the incentive compensation prohibition might have on our financial condition if one of our institutions is found to be in violation of the prohibition.
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
A failure to comply with the Department of Education’s “gainful employment” regulations could result in the loss of eligibility to participate in Title IV programs.
Under the HEA, proprietary schools are generally eligible to participate in Title IV programs only with respect to educational programs that prepare students for “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 31, 2014, ED published regulations related to gainful employment, which we refer to as the Final GE Regulations. On July 1, 2015, the Final GE Regulations went into effect, with the exception of new disclosure requirements, which took effect January 1, 2017. The Final GE Regulations establish debt-related measures for determining whether certain postsecondary education programs prepare students for gainful employment in a recognized occupation. The Final GE Regulations set forth two debt-to-earnings measures: an annual earnings rate and a discretionary income rate. Under the Final GE Regulations, a program will pass the measures if its graduates have annual loan payments less than or equal to 8% of their total earnings or less than or equal to 20% of their discretionary income. A program that does not pass either of the debt-to-earnings measures and that has an annual earnings rate that is greater than 8% and less than or equal to 12%, or a discretionary income rate that is greater than 20% and less than or equal to 30%, would be considered to be in a warning “zone.” Subject to the potential for adjustments based on a transition period, a program will fail the measures if its annual earnings rate is greater than 12% (or the denominator of the annual earnings rate is zero) and its discretionary income rate is greater than 30% (or the denominator of the discretionary earnings rate is negative or zero).
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
To remain eligible to participate in Title IV programs, an educational institution’s federal student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Educational institutions will lose eligibility to participate in Title IV programs if their cohort default rate exceeds 40% for any given year or is equal to or greater than 30% for three consecutive years. For more information including the default rates of our institutions, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Student Loan Defaults.”
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
ED’s regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. Our institutions utilize third-party servicers for some services, such as financial aid processing, default management, and processing student credit balance refunds, and in the future may consider using third-party servicers for other functions that are currently managed directly by our institutions. If any third-party servicer that we have engaged does not comply with applicable statutes and regulations including the HEA, our institutions may be liable for its actions, and our institutions could lose eligibility to participate in Title IV programs. In the event that one of our third-party servicers fails to perform the services as agreed it may impact our ability to operate, negatively impact our eligibility to participate in Title IV programs, and otherwise have a material adverse effect on our financial condition. Further, in the event that our institutions transition to or from a third-party servicer for any of its services there would be costs and risks related to the transition which could have a material adverse effect on our financial condition.
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
HCON’s Title IV compliance audit for the year ended December 31, 2012, identified a deficiency related to timely return of Title IV program funds. In a Preliminary Audit Determination Letter dated July 10, 2013, ED requested additional information from HCON about the situation and required HCON to conduct a file review to identify those files that reflected an inaccurate refund. In a Final Audit Determination Letter dated February 28, 2014, ED determined that HCON was not required to repay the liability to ED and directed HCON to adopt procedures to prevent reoccurrence. HCON also was required to post an irrevocable letter of credit in the amount of $128,290, which is set to expire in July 2017.
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
If ED determines that an institution has engaged in substantial misrepresentation, ED may (i) if the institution is provisionally certified, revoke an institution’s program participation agreement or impose limitations on its participation in Title IV programs, (ii) deny participation applications made on behalf of the institution, or (iii) initiate a proceeding against the institution to fine the institution or to limit, suspend or terminate the institution’s participation in Title IV programs. We expect that there could be an industry-wide increase in administrative actions and litigation claiming substantial misrepresentation because such claims could form the basis of a borrower defense claim under the Borrower Defense regulations effective July 1, 2017. If such administrative actions or litigation were brought against our institutions, we could incur legal costs related to their investigation and defense, which could materially and adversely impact our financial condition. In December 2015, ED sent HCON a letter informing HCON that ED had determined to fine HCON $27,500 based on ED’s finding that HCON had substantially misrepresented its programmatic accreditation status during a time period prior to our ownership of HCON. HCON paid the fine in December 2015. For more information, see the “Regulatory Environment - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control - U.S. Department of Education” section of this Annual Report.
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
Failure to comply with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act as implemented by ED could result in sanctions.
Our institutions must comply with certain campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, or VAWA. The Clery Act requires an institution to report to ED and disclose in its annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred within the institution’s so-called “Clery geography.” APUS historically has not had to comply with the Clery Act because it is a wholly online institution, but APUS recently determined that it is no longer subject to that exclusion and issued its first annual security report in 2016. New regulations implementing statutory changes made to the Clery Act by VAWA were effective July 1, 2015. The new regulations require, among other things, that institutions maintain statistics about the number of incidents of dating violence, domestic violence, sexual assault, and stalking that meet the definitions of those terms as set forth in the final rule; provide incoming students and new employees with, and describe in their annual security reports, primary prevention and awareness programs; provide students and employees with, and describe in their annual security reports, ongoing prevention and awareness campaigns; and provide in their annual security reports a description of each type of disciplinary proceeding used by the institution, which must be prompt, fair, and impartial. Our institutions’ failure to comply with the Clery Act requirements or regulations promulgated by ED could result in action by ED to fine our institutions or to limit or suspend our institutions’ participation in Title IV programs.
Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.
APUS’s educational programs and the HCON RN-to-BSN program are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds and interactive content. Federal agencies including ED and the Department of Justice have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. In 2010, ED’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. If one of our institutions is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action or as a result of new laws and regulations that require greater accessibility, our institutions may have to modify their online classrooms and other uses of technology to satisfy applicable requirements, which could require substantial financial investment. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, and defending against such actions may require our institutions to incur costs to modify their online classrooms and other uses of technology and costs of litigation.
Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate enforcement actions or litigation against us, any of which could disrupt our institutions’ operations and adversely affect their performance.
Because our institutions operate in a highly-regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of noncompliance, enforcement proceedings, and lawsuits by government agencies, regulatory agencies, students, employees, and third parties, including claims brought by third parties on behalf of the federal government. For example, ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and the ED OIG regularly conducts audits and investigations of such institutions. In February 2016, ED created a Student Aid Enforcement Unit, or the Enforcement Unit, to enable ED to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. The Enforcement Unit collaborates with state and federal agencies to enforce violations of law and works with ED’s Program Compliance Unit to review evidence that may affect program reviews. The Federal Trade Commission has investigated and in some cases brought lawsuits against proprietary institutions alleging that the institutions engaged in deceptive trade practices. The Consumer Financial Protection Bureau has sued proprietary institutions for engaging in allegedly illegal predatory lending practices. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, our institutions may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions, or other penalties, including the requirement to make refunds. Even if our institutions adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us or one of our institutions may result in reputational damage, even if such claims and lawsuits are without merit. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our institutions, which may materially adversely affect our ability to operate.
ED is currently conducting a program review of APUS’s administration of the Title IV programs, and we cannot predict the outcome of the review.
In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. As part of the program review, ED conducted a site visit from September 12 to September 14, 2016. The program review remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether it will impose any liability or other limitations on APUS as a result of the review.
Investigations by state Attorneys General, Congress, and governmental agencies may result in increased regulatory burdens and costs.
We and other proprietary postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General have increasingly focused on allegations of improper recruiting, compensation, and deceptive marketing practices, among other issues. A number of state Attorneys General have launched investigations into proprietary postsecondary education institutions. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort, which now includes approximately 30 states, to examine potential abuses by proprietary educational institutions. While the initial goal of the joint investigation is sharing information among the Attorneys General about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the Attorneys General may ultimately attempt to compel proprietary institutions located in their respective jurisdictions to revise their recruiting practices. In January

2014, many of the publicly traded for-profit postsecondary institutions, not including us, received demands for information from a network of 12 state Attorneys General relating to, among other matters, the recruitment of students, admissions standards, graduate placement statistics, graduate certification and licensing results, and student lending activities. In June 2014, the Massachusetts’ Attorney General released several consumer protection regulations, which, among other things, require certain disclosures that apply to for-profit and occupational schools operating in the state. Actions by state Attorneys General and other governmental agencies, whether or not involving us or our institutions, could damage our reputation and the reputation of our institutions and limit the ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.
In recent years, the student lending practices of postsecondary educational institutions, financial aid officers, and student loan providers have been subjected to several investigations by state Attorneys General, Congress, and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. The Higher Education Opportunity Act, or HEOA, contains requirements pertinent to relationships between lenders and institutions. The HEOA also imposes substantive requirements and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. New procedures introduced and recommendations made by the Consumer Financial Protection Bureau also create uncertainty about whether Congress will impose new burdens on private student lenders. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. Further, in 2014 several federal agencies implemented an online student complaint system for service members, veterans, and their families to report negative experiences at educational institutions and training programs administering the Post-9/11 GI Bill, DoD tuition assistance programs, and other military-related education benefit programs. We can neither know nor predict with certainty the effects of such developments. Governmental action may impose increased administrative and regulatory costs and adversely affect our financial condition.
If we undergo a change in ownership and control, the Department of Education will place our institutions on provisional certification, and the terms of that provisional certification could limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, our revenue, and results of operations.
ED’s regulations provide that a change of control of a publicly traded corporation occurs if: (i) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control; or (ii) the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. A significant purchase or disposition of our voting stock could be determined by ED to be a change in ownership and control under this standard. Under the HEA, an institution whose parent undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility.
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
If we or one of our institutions experience a change of ownership or control under the standards of applicable state regulatory bodies, accrediting agencies, ED, or other regulators, we or the institution governed by such agencies must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock, significant changes in the composition of an institution’s Board of Directors, internal restructurings, acquisitions of institutions from other owners, or certain other transactions. Some of these transactions or events may be beyond our control. Our or our institutions’ failure to obtain, or a delay in receiving, approval of any change of control from the relevant regulatory agencies following a transaction involving a change of ownership or control could result in a suspension of operating authority, loss of accreditation, or suspension or loss of ability to participate in Title IV programs, which could have a material adverse effect on our institutions and our financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require our institutions to suspend activities in that state or otherwise impair our institutions’ operations. The potential adverse effects of a change of control could influence, among other things, future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of our common stock.
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
Title IV programs are made available pursuant to the provisions of the HEA, and the HEA comes up for reauthorization by Congress approximately every five to six years. Authorization of appropriations for most HEA programs is currently provided through September 30, 2017 by the Consolidated Appropriations Act, 2016. In the past, Congress has passed short-term nonsubstantive extensions of the HEA pending comprehensive reauthorization legislation. Further, when Congress does not act on comprehensive reauthorization through a single piece of legislation, it may act through multiple pieces of legislation. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis.

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
Our institutions’ failure to comply with ED’s cash management regulations may result in the loss of eligibility to participate in Title IV Programs.
On October 30, 2015, ED published final regulations to amend ED’s cash management regulations, which we refer to as the Cash Management Regulations. The Cash Management Regulations went into effect on July 1, 2016. Among other topics, the Cash Management Regulations address arrangements between postsecondary institutions and financial account providers to disburse Title IV program credit balances to students, including through the use of debit or prepaid cards. The Cash Management Regulations require institutions to establish a process to facilitate student choice in how students receive Title IV program federal student financial aid credit balances; limit the personally identifiable information about students that may be shared with financial account providers; and require institutions to obtain student consent before opening an account in the student’s name. Under the Cash Management Regulations, an institution that has entered into an arrangement with a financial account provider must mitigate certain fees incurred by Title IV aid recipients, and certain types of fees are prohibited. The Cash Management Regulations require that contracts governing arrangements with financial account providers be publicly disclosed and evaluated in light of the best financial interests of students. The Cash Management Regulations also make other changes to requirements for the institutional administration of Title IV programs, including by clarifying how previously passed coursework is treated for Title IV eligibility purposes, altering the requirements for converting clock hours to credit hours, and updating other provisions in ED’s cash management regulations. For example, the Cash Management Regulations establish a requirement that institutions participating in the Title IV programs under the reimbursement or heightened cash monitoring payment methods must pay any credit balance due to a student before seeking reimbursement or a request for funds, respectively. The Cash Management Regulations specify the circumstances under which an institution may include the cost of books and supplies as part of institutional tuition and fees charged to a student, such as if the institution has made arrangements with publishers to obtain books at below-market rates or if books or electronic course materials are not available elsewhere. The Cash Management Regulations also expand the group of students to whom an institution must provide a way to obtain or purchase, by the seventh day of a payment period, the books and supplies applicable to the payment period. Previously, an institution was required to provide such assistance only to students who receive Pell Grants, but under the Cash Management Regulations, an institution will be required to provide such assistance to any student who is eligible for Title IV program aid. Our institutions utilize a third-party servicer to provide services related to the disbursement of Title IV financial aid credit balance refunds. If any of our institutions violates the Cash Management Regulations, ED may find that the institution lacks the administrative capability, fiscal responsibility, or system of internal controls required to participate in the Title IV programs. If one of our institutions is found not to have satisfied ED’s requirements, it could be limited in its access to, or lose, Title IV program funding, which would limit our potential for growth and adversely affect our enrollment, revenue, and results of operations.
Recent and future regulatory developments may adversely impact our institutions’ enrollment, financial condition, results of operations, expenses, and cash flows.
ED has in the past published and in the future may publish additional rules that affect our institutions. For example, on October 30, 2015, ED published final regulations that introduced a new income-contingent repayment plan, called the Revised Pay As You Earn repayment plan, or REPAYE plan, which became available in December 2015 to all Direct Loan student borrowers regardless of when the borrower took out the loans. Under the REPAYE plan, Direct Loan borrowers may cap their loan payments at 10 percent of their monthly incomes. The regulations also expand the circumstances under which an institution could challenge or appeal a draft or final cohort default rate, beginning in February 2017.

In addition to publishing rules, ED has in the past and may in the future take other actions that affect our institutions. For example, in September 2015, ED publicly released its College Scorecard website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. We do not believe the College Scorecard is an appropriate indicator of APUS’s graduation rate because the College Scorecard’s graduation rate only includes the performance of first time, full-time undergraduate students who represent less than approximately 1% of all APUS students. Furthermore, substantially all of the other College Scorecard measures are based on students who are recipients of Title IV program funds; such students represent a minority of APUS’s students. We cannot predict the extent to which the College Scorecard has impacted or may impact our institution’s enrollments, reputation, or operating results, including if students exclude our institutions from consideration because of the College Scorecard’s presentation of our graduation rate, the focus on tax status and our status as a for-profit business, or because of other factors.
We cannot predict the nature of any future rulemakings, actions or interpretations that may be implemented or adopted by ED. However, these and future regulatory developments may adversely impact our institutions’ enrollments, financial condition, results of operations, expenses, and cash flows.
Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.
Our institutions are two of a much larger number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with ED regulations. These allegations have attracted adverse media and social media coverage, have been the subject of federal and state legislative hearings, and have in some cases resulted in legislation or rulemaking. In some cases, institutions have ceased operations, including while under multiple government investigations. Broader allegations against the overall for-profit school sector have negatively affected public perceptions of for-profit educational institutions, including our institutions, and this trend could continue or broaden. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media and social media coverage of postsecondary education. Adverse media or social media coverage regarding others in our industry, or regarding us or our institutions directly, could damage our reputation, could result in lower enrollments at our institutions, lower revenue and increased expenses, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, state attorneys general, or other governmental authorities with respect to all for-profit institutions, including us and our institutions. In addition, for these reasons, or others, not-for-profit or public educational institutions may take actions to differentiate themselves from the for-profit educational institutions, including by choosing not to enter into collaborations with for-profit institutions, including us, or by excluding for-profit institutions from membership in industry groups.
Risks Related to Our Business
DoD’s revised MOU includes terms and conditions that impose extensive regulatory requirements on APUS with respect to participation in DoD tuition assistance programs.
Under a DoD final rule, each institution participating in DoD tuition assistance programs is required to sign an MOU outlining certain commitments and agreements between the institution and DoD prior to accepting funds from DoD tuition assistance programs. In 2014, DoD promulgated new regulations and institutions were required to sign a new MOU, which we refer to as the 2014 MOU, in order to continue to participate in DoD tuition assistance programs. The 2014 MOU added requirements, many of which are focused on the manner in which institutions interact with service members. For more information about the requirements imposed by the 2014 MOU, see “Regulatory Environment - Department of Defense” in this Annual Report. We cannot predict precisely how DoD will interpret and enforce these requirements or what type of immediate sanctions, if any, will be implemented before an institution loses the ability to participate in DoD tuition assistance programs for failure to comply with the 2014 MOU. We believe that DoD may also impose sanctions other than denying an institution the ability to participate in the tuition assistance programs, including suspending an institution from enrolling new students in tuition assistance programs, limiting access to military installations, subjecting institutions to heightened compliance oversight, or otherwise limiting an institution’s ability to participate in tuition assistance programs or restricting enrollment of students. We anticipate that DoD will be announcing additional changes to the MOU in the near future, but we cannot predict the extent or nature of such changes. If we fail to comply with the requirements of the 2014 MOU or any successor MOU, we will not be able to participate in DoD tuition assistance programs, which could have a significant adverse effect on our results of operations and financial condition.
Our business could be harmed if our institutions experience a disruption in their ability to process Title IV financial aid.

We collected a substantial portion of our fiscal year 2016 consolidated revenue from receipt of Title IV financial aid program funds. Any processing disruptions by ED, by our institutions, or by third-party service providers may impact the ability of our institutions’ students to obtain Title IV financial aid on a timely basis. If our institutions experience a disruption in their ability to process Title IV financial aid, either because of administrative challenges on their part or the part of their vendors, or the inability of ED to process Title IV funds on a timely basis, it could have a material adverse effect on our institutions’ business and on our financial condition, results of operations and cash flows.
Changes our institutions may make to their operations to enhance their ability to identify and enroll students who are likely to succeed and to improve the student experience may adversely affect our institutions’ enrollment, growth rate, profitability, financial condition, results of operations, and cash flows.
In order to increase our institutions’ focus on improving the learning experience and attracting students who are likely to persist in our institutions’ programs, we have been working to identify potential changes and initiatives that will more effectively attract and enroll college-ready students, support those students and help improve those student’s educational outcomes, including through faculty engagement initiatives and co-curricular initiatives to increase the level of engagement and collaboration in the classroom and strengthen the bond between APUS and its students. We have begun to implement some of these changes. For example, in April 2015, APUS implemented an admissions process requiring prospective students to complete a free, non-credit admissions assessment if they are not (i) active duty military or veteran applicants; (ii) graduates of certified federal, state or local law enforcement or public safety academies; or (iii) students with at least nine hours of transfer credit from an accredited institution with a grade of “C” or better for each course. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to identify college-ready students. Additional initiatives may include the following:

•	further changing admissions standards and requirements;

•	altering the admissions process and procedures;

•	implementing more stringent satisfactory academic progress standards;

•	changing tuition costs and payment options;

•	experimenting with competency-based learning and other alternative delivery methods; and

•	altering our institutions’ marketing programs to target the appropriate prospective students.

These initiatives may adversely impact our institutions’ business, financial condition, results of operations and cash flows, particularly in the near term, even if they are successful in achieving the desired result of identifying and enrolling students who are likely to succeed and improving the student experience. Due to the many factors that can impact enrollments, we may not appropriately identify the cause of any adverse impacts, and therefore may not be able to appropriately modify our initiatives. These initiatives require significant time, energy, and resources, and involve many significant interrelated and simultaneous changes in our processes and programs. We may not succeed in achieving our objectives due to organizational, operational, regulatory, or other constraints. If our efforts are not successful, we may experience reduced enrollment, increased expense, or other impacts on our business that materially and adversely impact our operating results and financial condition.

We have announced an organizational realignment, and challenges encountered due to the realignment may cause strategic or operational challenges and adversely impact us.

On July 1, 2016, Dr. Karan H. Powell, the then-current provost of APUS assumed the Presidency of APUS in anticipation of an organizational realignment. Dr. Wallace E. Boston, who had been serving as the President of APUS and the CEO of APEI, remained in his position as CEO of APEI, providing strategic and leadership support to APUS, HCON, and other APEI ventures. During 2016, we invested capital and human resources in the transition and planned realignment, as well as in changes to our systems, modification of internal control procedures and training of employees, among other things. HLC, as the institutional accreditor for APUS, requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC’s prior approval. On December 22, 2016, APUS submitted the requested change of structure application. The HLC staff is currently reviewing APUS’s application and as part of that review process has scheduled a site visit in the second quarter of 2017. We believe that the earliest that the HLC Board of Trustees would make a determination on the realignment is June 2017. If HLC does not approve the realignment, imposes limitations or conditions on the realignment, takes longer than expected to take action with respect to the realignment (including to determine no further action is needed), or otherwise sanctions APUS, we could incur increased costs, fail to realize the efficiencies that we expect and incur additional strategic or operational challenges. Furthermore, as with any leadership or operational change, the implementation of the planned realignment could also lead to strategic and operational challenges, inefficiencies or increased costs, any of which could adversely affect our business, financial condition, results of operations and cash flows.

As part of our business strategy, we have entered into, and may enter into or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
We may seek to enter into business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including:

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

Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. Further, many acquisitions result in the acquirer recording goodwill. If any acquisitions for which we record goodwill are not successful or experience challenges, that goodwill may become impaired and have an adverse impact on our financial condition. For example, we recorded a pretax, non-cash charge of $4.7 million for the fiscal year ended December 31, 2016 to reduce the carrying value of our goodwill as a result of a determination that the fair value of HCON was less than its carrying value.
Our acquisition of an educational institution would also likely be considered a change in ownership and control of the acquired institution under applicable regulatory standards, as in the HCON acquisition. For such an acquisition, we may need approval from ED, applicable state agencies and accrediting agencies, and possibly other regulatory bodies, a number of which can only be requested after completion of the acquisition. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are not successful in completing acquisitions, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could result in dilutive issuances of securities or could require use of substantial portions of our available cash, as in the HCON acquisition, or issuances of debt, which could adversely affect our financial condition.
We have limited experience in making investments in other entities, and any such investments may not result in strategic benefits for our business or could expose us to other risks.
To assist us in achieving elements of our business strategy or to further develop our business capabilities, from time to time we will consider and may pursue strategic investments and acquisitions. These transactions could include, among other things, investments in, partnerships or joint ventures with, or the acquisition of, other schools, service providers or education technology related companies, among other types of entities. Investing in another entity requires expertise in evaluating another entity’s business and identifying strategic benefits of a potential investment in such entity, among other expertise. These types of investments involve significant challenges and risks, including that the investment does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management’s attention is diverted from our core business. These events could harm our operating results or financial condition. Any investments in other entities may also subject us to the operating and financial risks of such entities, and we rely on the internal controls and financial reporting controls of such entities.
Since 2012, we have made minority investments in entities in which we do not have sole control, which present risks in addition to those that apply to other investments or acquisitions. These investments include our investment in a holding company that acquired and now operates New Horizons Worldwide, Inc., or New Horizons, our investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, our investment in preferred stock of Second Avenue Software, Inc., or Second Avenue, and our investment in preferred stock of RallyPoint, an online social network for members of the military. Although we have the right to representation on the Board of Directors of the holding company of New Horizons, the Board of Directors of Fidelis Education, and the Board of Directors of Second Avenue, and have observer rights for the Board of Directors of RallyPoint, we do not have the ability to control the policies, management or affairs of these entities, and generally we would not have that ability in any minority investment in an entity. The interests of persons who control the entities in which we have invested and may invest may differ from our interests, and they may cause such entities to take actions that are not in our best interest, and we may become involved in disputes with such persons. Our inability to control entities in which we make minority investments could negatively affect our ability to realize the strategic benefits of those investments.
We have made these minority investments to realize strategic benefits for our business, rather than to generate income or capital gains from these investments, and we anticipate that we would make future minority investments for similar purposes. We cannot ensure that we will realize any strategic benefits from these investments in the near-term or at all. To the extent that the strategic benefits of any investment are not timely realized, or the investment otherwise underperforms, we may wish to dispose of the investment. Because our interests in entities in which we have made minority investments, such as New Horizons, Fidelis Education, Second Avenue, and RallyPoint are highly illiquid and not traded in any public market, we may not be able to timely dispose of these interests, or may have to sell at less than our carrying value. Further, should the value of these investments become impaired, we may be required to reduce the carrying value of these investments. Our inability to dispose of our interest in such an entity, or a reduction in the carrying value of such an entity on our books, would negatively affect our operating results.
Efforts to diversify our business outside of the traditional areas served by our institutions may provide strategic and operational challenges that we are not prepared or able to address.
As we seek opportunities to expand our business and serve markets beyond those traditionally served by our institutions, we may encounter strategic and operational challenges different from those within our existing institutions. For example, our systems and infrastructure may not be able to respond quickly enough to support new business opportunities, or we may not otherwise be able to address the strategic or operational differences of these new opportunities. If we are unable to successfully capitalize on new opportunities, the value of our common stock may decline over time, including because of the challenges of growing our core business under our current model.
To address competitive pressures in the market, replace older systems or provide enhanced functionality, we will need to continue to invest, and may need to increase our level of investment in, our institutions’ technology, which may place a strain on resources that could adversely affect our systems, controls, and operating efficiency, and those of our institutions.
We believe we will need to invest capital, time, and resources to update our institutions’ technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, to update older systems and to enhance functionality, such as differential pricing. We would likely have to make similar investments to integrate the technology systems of any business we may acquire in the future. Our efforts to do so may not be successful, may cost more than expected, may increase our level of spending, or may otherwise adversely affect our financial condition. As a result of unsuccessful development efforts, or as a result of replacing outdated technology, software or other technology related assets, we may have assets that become impaired. For example, we recorded a pretax, non-cash charge of $4.0 million for the fiscal year ended December 31, 2016 to write off certain student course registration software development.
If we are unable to increase the capacity of our institutions’ resources or update their resources appropriately, their ability to handle future growth, to attract or retain students, and our financial condition and results of operations could be adversely affected. Similarly, even if we are able to increase the capacity of our institutions’ resources and update their resources appropriately, our financial condition and results of operations could be adversely affected by an increased level of spending.
We have continued to experience increases in our institutions’ administrative expenses.
After APUS began participating in Title IV programs, a significant portion of its growth was attributable to students using funds from those programs. As a result, APUS experienced a change in the composition of its student body, which has resulted, and will continue to result in a need to provide a greater level of services to its students. The HCON acquisition has further changed the composition of our student body, increasing the number of students using Title IV program funds, as well as adding students who attend courses at physical campuses. These changes, as well as to efforts to strengthen our leadership, control and governance structures, have led to increased costs in a variety of areas, including with respect to increased general and administrative expenses.
While bad debt for each of the years ended December 31, 2016 and 2015 decreased from the level of bad debt for each of the immediately prior years, over the previous several years we experienced increases in our bad debt expense, particularly at APUS. We believe our previous increases in bad debt expense were primarily driven by an increase in the number of students using Title IV program funds at APUS, operational policies, processing challenges, and collections management. In September 2015, APUS changed the method by which it disburses Title IV program funds from a single disbursement method to a multiple disbursement method for first-time APUS undergraduate students. While this change may have had, and may continue to have, an adverse impact on enrollment, APUS made this change in order to potentially lower bad debt expense and to reduce the attractiveness of our programs to students who are seeking to take improper advantage of the Title IV programs. While our bad debt expense declined at APUS during 2015 and 2016, we have no assurance that the changes that were made caused the reduction or that we will be able to further reduce bad debt. If we are unable to make appropriate improvements, or if our improvements are not as effective as anticipated, our bad debt expense could again increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
We rely on third-party vendors whose service may be of lower quality than ours, whose responsiveness may be less timely than ours, and whose compliance practices may increase our operational and compliance risk.
We rely on third-party vendors to provide certain services to our institutions and their students primarily related to information technology services and financial aid processing. While we monitor and assess the service of these vendors, it is possible that the quality of their service and the timeliness of their responses may be less than the service and responsiveness that we or our institutions would provide. These third-party vendors may lack adequate business continuity planning. Using third-party vendors increases compliance risk that the vendors may not adequately protect personal information regarding our institutions’ students and their families, or that they may not comply with applicable federal or state regulations applicable to our institutions’ businesses. Further, transitioning from existing vendors or from in-house processes to new providers involves inherent risks, including the risk of significant disruptions of integral processes. In the event third-party vendors fail to provide services, lack adequate continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected.
Implementing systems to comply with regulatory requirements applicable to the administration of Title IV programs is difficult and complex, and challenges in doing so could result in adverse regulatory actions and reputational problems and negatively affect our operating results.
In the beginning of the third quarter of 2013, APUS transitioned from using the services of a third-party servicer to assist with the administration and management of APUS’s participation in Title IV programs to utilizing an internal solution that relied, in part, on software and services provided by a third-party vendor. We experienced unexpected delays in financial aid processing as a result of various software and programming errors and limitations, resulting in ED rejecting certain student records, an inability to disburse Title IV program funds to some students and other related issues, including delays in processing aid, errors, an inability to automate certain functions and higher levels of manual work than had been anticipated. The challenges with the processing of Title IV program financial aid led to, or could lead to, further reputational problems, adverse effects on our operating results, reduced course enrollments, increased costs, and regulatory problems. In 2015, APUS transitioned its financial aid processing to a third-party servicer, Global Financial Aid Services. We have described additional risks related to this situation, Title IV compliance, and the use of third-party servicers in these Risks Factors. Those risks and the issues explained in this risk factor may have a material adverse effect on our operations and financial condition.
If our institutions fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institutions may lose the ability to participate in Title IV programs or Department of Defense tuition assistance programs, or have participation in these programs conditioned or limited.
Institutions offering online education, including APUS, have experienced fraudulent activity related to Title IV program funds. Grants and loans to students under Title IV programs are primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending an institution and the amount a student can be expected to contribute to that cost. In order to account for living expenses and other costs that our students may reasonably incur in the context of pursuing a degree or certificate, the cost of attending each of our institutions, in most cases, is an amount that exceeds the cost of its tuition. While some students elect to receive grants and loans that cover only the cost of tuition and fees, others elect to receive amounts up to the full cost of attendance. When one of our institutions receives Title IV program funds on a student’s behalf, it credits those funds to the student’s account. If a student has elected to receive funds in excess of the cost of tuition and fees, a credit balance is generated, and the institution must pay that credit balance to the student unless the student has authorized the institution to hold the credit balance or take other permissible action with respect to the credit balance. The availability of Title IV program funds, including any credit balance payment, is an important part of enabling some students to pursue a degree or certificate. However, some individuals seek to take advantage of Title IV programs by enrolling for the purpose of obtaining funds they may receive directly through a credit balance payment.
Our institutions, in particular APUS, have been the target of fraudulent activity related to Title IV program funds, as well as other fraudulent activities. We believe the risk of outside parties attempting to perpetrate fraud in connection with the award and disbursement of Title IV program funds at APUS, including as a result of identity theft, is heightened due to its being an exclusively online education provider and its relatively low tuition. Our institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. We cannot be certain that our institutions’ systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes, or that we will be able to expand such systems and processes at a pace consistent with the changing nature of these fraud schemes.
ED requires institutions that participate in Title IV programs to refer to the ED Office of the Inspector General, or OIG, credible information about fraud or other illegal conduct involving Title IV programs, and in the past our institutions have referred to the OIG information with respect to potential fraud by applicants and students. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, ED may find that our institutions do not satisfy ED’s “administrative capability” requirements. If our institutions fail to satisfy the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer our institutions from the “advance” system of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” system of payment, place our institutions on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate our institutions’ participation in Title IV programs, which would limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, revenue, and results of operations. In addition, our institutions’ ability to participate in Title IV programs and DoD tuition assistance programs is conditioned on maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. The significance of accreditation is described more fully above in “Regulatory Environment - Accreditation.” Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accreditors’ standards. Furthermore, under the HEOA, accrediting agencies that evaluate institutions offering online programs, like APUS’s programs and HCON’s online Registered Nurse to Bachelor of Science in Nursing completion program, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs, DoD tuition assistance programs, or both.
We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.
We and our institutions are subject to multiple types of taxes in the U.S. and may be subject to taxation in the future in various foreign jurisdictions. The determination of our provision for income taxes and other tax accruals involves various judgments, and therefore the ultimate tax determination is subject to uncertainty. In addition, changes in tax laws, regulations, or rules, or application of state sales taxes, may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service or other tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals. In addition, an increasing number of states are adopting new laws or changing their interpretation of existing laws regarding the apportionment factors used for state corporate income tax purposes in a manner that could result in a larger proportion of our income being taxed by the states in which we are required to file state tax returns. These legislative and administrative changes could have a material adverse effect on our business and financial condition.
We rely on dividends, distributions and other payments, advances and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments.
We rely on dividends, distributions and other payments, advances and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments. We conduct all of our operations through our subsidiaries, and as of December 31, 2016, had no significant assets other than cash, the capital stock of our respective subsidiaries, and assets related to several investments. As a result, we rely on dividends and other payments or distributions from our operating subsidiaries to meet our obligations and to fund acquisitions and investments. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to us depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory and accreditation requirements, agreements entered into by those operating subsidiaries, and the covenants of any future obligations that we or our subsidiaries may incur.
Having students physically present on HCON’s campuses may result in threats to student safety and other issues.
We manage and monitor on-the-ground operations at five physical campuses where HCON students attend courses and participate in educational activities. The presence of students on physical campuses requires us to consider and respond to issues related to student safety, security, and violence. Failure to prevent, or adequately respond to, threats to student and employee safety or other problems could harm our reputation, causing enrollment and revenue to decline, or could result in costly and resource-intensive litigation.

Natural disasters or other extraordinary events may cause us to close one or more of HCON’s campuses or may cause HCON’s enrollment and revenue to decline.
HCON may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions or other events in one or more of the cities in Ohio in which it operates. These events could cause HCON to close one or more campuses temporarily or permanently. For example, a regional or national outbreak of influenza or other illness easily spread by human contact could cause us to close one or more of HCON’s campuses for an extended period of time. These types of events could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline.
The loss of any key member of our management team may impair our ability to operate effectively and may harm our business.
Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more of our key personnel could harm our business. While we have employment agreements with our Chief Executive Officer, our Chief Financial Officer and the President of APUS, we do not have employment agreements with other executives or personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us.
If we are unable to attract and retain management, faculty, administrators, and skilled personnel, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.
We must attract and retain highly qualified management, faculty, administrators, and skilled personnel to our institutions. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas, and executives with relevant industry expertise. We have had a number of other executive officers retire or otherwise depart our Company over the last several years, and we also continue to undergo an organizational realignment. For instance, APUS conducted a search for a new APUS president in connection with an anticipated organizational realignment, and one was hired on July 1, 2016. In the fourth quarter of 2016, we also hired a new provost and a new executive responsible for enrollment management at APUS. Even with these hires, we may need to continue to strengthen our management team to support the operations of our institutions. If we fail to attract new management, faculty, administrators, or skilled personnel or fail to retain and motivate our existing management, faculty, administrators, and skilled personnel, our institutions and our ability to serve our students and expand our programs could be severely harmed, and changes in management could disrupt our business and cause uncertainty. ED’s incentive payment rule may also affect the manner in which we attract, retain, and motivate new and existing employees, as described more fully below in “Risks Related to the Regulation of Our Industry.”
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
We cannot ensure that any measures we and our institutions take to protect our intellectual property or obtain rights to the intellectual property of others will be adequate, or that we have secured, or will be able to secure, appropriate protections for all of our institutions’ proprietary rights in the United States or foreign jurisdictions, or that third parties will not infringe upon or violate the proprietary rights of our institutions. Despite our efforts to protect these rights, third parties may attempt to develop competing programs or copy aspects of our institutions’ curriculum, online resource material, quality management, and other proprietary content. Any such attempt, if successful, could adversely affect our institutions’ business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our institutions’ competitors of competing courses and programs.
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
From time to time, we and our institutions have been and may be involved in various legal proceedings. In recent years, we have observed an increase in litigation brought against for-profit schools, including class actions brought by students and prospective students based on alleged misrepresentations about a school’s programs, and an increase in “qui tam” lawsuits, which are described above under the heading “Risks Related to the Regulation of Our Industry.” For example, in November 2013, a putative class action was brought against HCON relating to a time period prior to our ownership. The lawsuit asserted claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act. While HCON admitted to no wrongdoing in the eventual settlement agreement and the case was dismissed with prejudice after the payment of a de minimis settlement, on December 4, 2015, ED sent HCON a letter informing HCON that ED had determined to fine HCON $27,500 based on ED’s finding that HCON had substantially misrepresented its programmatic accreditation status during a time period prior to our ownership of HCON. HCON informed ED in a letter that it disagreed with ED’s findings but would pay the fine in order to resolve promptly the matter and to enable ED to finalize its review of the application for a change in ownership. In the future, not all claims may be as easily resolved. As part of the Defense to Repayment regulations that go into effect July 1, 2017, ED recently adopted regulations that prohibit institutions from requiring that students first engage in an institution’s internal complaint process before contacting other agencies, prohibit the use of pre-dispute arbitration agreements by an institution, prohibit the use of class action lawsuit waivers, and require institutions to disclose to and notify ED of arbitration filings and awards for claims that may form the basis for a borrower defense to repayment of a Direct Loan. As a result of these changes, we would no longer be permitted to include the class action waivers and mandatory arbitration provisions contained in APUS and HCON’s enrollment agreements. These changes also could have the effect of increasing the number of frivolous lawsuits brought against us and our institutions, could expose us and our institutions to litigation that could be less efficient than resolving disputes through arbitration and could force us to incur legal and other expenses. The significant human and financial resources required to investigate and respond to claims brought in any future litigation may distract management’s attention from operating our business or lead to larger payments or liabilities, including adverse regulatory action, and, as a result, negatively affect our operating results.
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
Our access to capital markets and sourcing for additional funding to expand or operate our business is subject to market conditions. Credit concerns regarding the proprietary postsecondary education industry as a whole also may impede our access to capital markets. If we are unable to obtain needed capital on terms acceptable to us, we may have to limit strategic initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.

Economic and market conditions, including changes in interest rates, could affect our enrollments, placement and persistence rates and cohort default rates in the U.S. or abroad.
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
In the recent past, the United States and other industrialized countries have experienced reduced economic activity, substantial uncertainty about their financial services markets and, in some cases, economic recession. These adverse economic developments may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and persistence rates. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our institutions’ student loan cohort default rates and require increased time, attention, and resources to manage these defaults. Our institutions’ students are able to borrow Title IV loans in excess of their tuition and fees. The excess is received by such students as a credit balance refund. However, if a student withdraws, our institutions must return any unearned Title IV funds, which may include a portion of the credit balance refund, and must seek to collect from the student any resulting amounts owed to the institution. A protracted economic slowdown could negatively impact such students’ ability to satisfy debts to the institution, including debts that result from returns of unearned Title IV amounts. As a result, the amount of Title IV funds we would have to return without repayment from our institutions’ students could increase, and our financial results could suffer.
If we are unable to successfully pursue HCON’s program initiatives and expansions, including opening new HCON campuses and increasing online education, our future growth may be impaired.
The success of HCON will depend on our ability to maintain and increase student enrollments in HCON’s programs and grow HCON’s on-campus and online program offerings. As part of our strategy, we intend to open new campuses for HCON, such as the new campus in suburban Toledo, Ohio that began operations in early 2017. Such actions require us to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations may require significant financial investments, human resource capabilities, and new clinical placement relationships. If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals, attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be adversely affected. At this time, because HCON is certified to participate in the Title IV programs on a provisional basis based on the change in ownership and control of HCON that resulted from our acquisition of it, HCON must apply to ED and wait for approval before it can award and disburse Title IV program funds to students enrolled at new HCON locations at which HCON offers 50% or more of an eligible program, or before it can award Title IV program funds to students enrolled in new degree or certificate programs. Similarly, based on ED’s decision to withdraw and terminate recognition of the Accrediting Council for Independent Colleges and Schools, or ACICS, HCON is also subject to certain conditions and restrictions. For more information about the conditions and restrictions imposed by ED, see “Regulatory Environment - Accreditation” in this Annual Report. If HCON fails to comply with the conditions and restrictions imposed by ED, or if HCON fails to obtain accreditation from another recognized accrediting agency by June 12, 2018, 18 months after the date of the Secretary’s decision to withdraw recognition from ACICS, HCON will lose the ability to participate in the Title IV programs.
Outside Ohio, other states’ regulatory bodies have regulations that apply to HCON programs. For example, a number of states may require that we obtain additional authorizations for HCON students enrolled in the online Registered Nurse to Bachelor of Science in Nursing completion program to participate in practicum courses in those states, even where HCON has no other physical presence in the state or where HCON is authorized for such placements under the State Authorization Reciprocity Agreement, or SARA. These types of provisions may make it more difficult to offer online education programs in those states. The inability to expand efficiently or successfully existing programs, pursue new program initiatives and add new campuses would harm our ability to grow the business and could have an adverse impact on our financial condition.

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
Our systems at APUS, particularly those proprietary information systems and processes that we refer to as Partnership at a Distance, or PAD, have been predominantly developed in-house, with limited support from outside vendors. To the extent that we have utilized third-party vendors to provide certain software products for our systems, we have generally needed to integrate those products into, and ensure that they function with, PAD. We continuously work on upgrades to PAD, and our employees devote substantial time to its development and to the successful integration of third-party products into PAD. To the extent that we face system disruptions or malfunctions with PAD, we may not have the capacity to address such disruptions or malfunctions with our internal resources, and we may not be able to identify outside contractors with expertise relevant to our custom system.
Our institutions’ technology infrastructure, and the technology infrastructure of our third-party vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber-attacks, terrorist activities, and telecommunications failures. Our computer networks, and the networks of our third-party vendors, may also be vulnerable to unauthorized access, computer hackers, ransom-ware, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or personal information about our students or employees, or could cause interruptions or malfunctions in operations. If we or third parties with access to our systems, or to our proprietary information or personal information about our students or employees, experience security breaches in the future, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by such breaches, which could include litigation brought by affected individuals or other parties, the impositions of penalties, disruption to our operations, and damage to our reputation.
APUS uses external vendors to perform security assessments on a periodic basis to review and assess its security. We utilize this information to audit ourselves to ensure that we are adequately monitoring the security of our technology infrastructure. However, we cannot ensure that these security assessments and audits will protect our computer networks against the threat of security breaches. Similarly, although we require our third-party vendors to maintain a level of security that is acceptable to us and work closely with our third-party vendors to address potential and actual security concerns and attacks, we cannot ensure that we and our systems and proprietary information or personal information about our students or employees will be protected against the threat of security attacks on our third-party vendors that affect our systems or such information. System disruptions and security breaches to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructures and systems of third parties could have an adverse effect on our financial condition.
The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.
Possession and use of personal information in our institutions’ operations subjects us to risks and costs that could harm our business. Our institutions or, in some cases, certain third-party vendors hired by our institutions, collect, use, and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data, and financial account information. Our institutions also collect and maintain personal information of employees in the ordinary course of our business. Some of this personal information is held and managed by certain third-party vendors, including our third-party servicers and information technology vendors. Although our institutions use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our institutions’ operations also subjects us to legislative and regulatory burdens that could restrict the use of personal information and require notification of data breaches. We cannot guarantee that a breach, loss or theft of personal information will not occur. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines or lawsuits against us or our institutions. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by such breaches. A breach, theft, or loss of personal information regarding our institutions’ students and their families or our institutions’ employees that is held by our institutions or third-party vendors could have a material adverse effect on our institutions’ reputations and results of operations and result in legal actions by regulators, state attorneys general, and private litigants, any of which actions could divert management’s attention and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We face an ever-increasing number of threats to our computer systems, including unauthorized activity and access, malicious penetration, system viruses, ransomware and other malicious code and organized cyber-attacks, which could breach our security and disrupt our systems. These risks increase when we make changes to our information technology systems or implement new ones. Our size makes us a prominent target for hacking and other cyber-attacks within the education industry. From time to time we experience security events and incidents, and these reflect an increasing level of malicious sophistication, organization, and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of or alleviate problems caused by these system disruptions and security breaches. Any of these events could have a material adverse effect on our business and financial condition. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.
Failure to comply with privacy laws or regulations could have an adverse effect on our business.
Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to us and the operations of our institutions, for example, restricting use of consumer data for marketing or advertising, and may lead to increases in the cost of compliance. Claims of failure to comply with our institutions’ privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our institutions’ reputation and could have an adverse effect on our financial condition.
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

The price of our common stock may fluctuate as a result of some or all of the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings, our institutions’ enrollments or net course registrations, or fluctuations in our operating results or in the expectations of securities analysts;

•	the actual, anticipated or perceived impact of changes in the political environment, government policies, laws and regulations, or similar changes made by accrediting bodies;

•	the depth and liquidity of the market for our common stock;

•	general economic conditions and trends;

•	catastrophic events;

•	sales of large blocks of our stock;

•	recruitment or departure of key personnel; or

•	actions of others in our industry.

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
Provisions in our charter and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change of control of our Company would be beneficial to the interests of our stockholders. These provisions include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
American Public Education, Inc., or APEI, and American Public University System, Inc., or APUS, together operate administrative facilities in Charles Town, West Virginia, Manassas, Virginia and Columbia, Maryland, which are within an approximate one-hour drive of one another and are located within the Washington, DC metropolitan area. The corporate headquarters and administrative offices are located in Charles Town and consist of 12 owned facilities totaling approximately 254,000 square feet. Also in Charles Town, APUS owns two and a half acres of land earmarked for future development and a 12,000 square foot building that is unoccupied and for sale as of the date of this Annual Report. APUS’s student services, graduation, and marketing operations are located in 25,000 square feet of leased space in Manassas under a lease that expires in 2018. APEI leases an administrative office of approximately 2,000 square feet in Columbia, Maryland under a lease that expires in 2018.

Hondros College of Nursing, or HCON, operates five Ohio campuses in the suburban areas of Cincinnati (West Chester), Cleveland (Independence), Columbus (Westerville), Dayton (Fairborn) and Toledo (Maumee). These campuses include a total of eight leased facilities with approximately 109,000 square feet combined. The facilities are primarily used for instructional activities. The main campus in Westerville also houses HCON’s corporate offices and additional administrative services. Lease terms and extension options vary by facility, with expiration dates ranging from 2022 to 2029.

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “APEI.” The following table sets forth, for the periods indicated, the high and low sales price of our common stock as reported on the NASDAQ Global Select Market.

Year Ended December 31, 2015	Low	High
First Quarter	$29.13	$37.08
Second Quarter	$21.30	$32.56
Third Quarter	$19.22	$27.26
Fourth Quarter	$18.56	$25.17
Year Ended December 31, 2016
First Quarter	$13.80	$22.50
Second Quarter	$19.25	$28.64
Third Quarter	$18.53	$30.79
Fourth Quarter	$14.75	$27.20
Holders
As of February 24, 2017, there were approximately 531 holders of record of our common stock.
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
Performance Graph
The graph below compares the five-year cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of seven companies that includes: Bridgepoint Education, Inc.; Capella Education Company; Career Education Corporation; DeVry Education Group Inc.; Grand Canyon Education, Inc.; National American University Holdings, Inc.; and Strayer Education, Inc. We have removed Apollo Education Group, Inc. and ITT Educational Services, Inc. from the customized peer group. Apollo was removed because it accepted a purchase offer from a private equity firm. ITT was removed because it has ceased substantially all operations in connection with its bankruptcy proceedings. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2011 and tracks the value of those investments, respectively, through December 31, 2016.

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed incorporated by reference into any prior or future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
APEI	100.00	83.46	100.44	85.19	43.00	56.72
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Peer Group	100.00	67.11	103.87	123.92	83.42	123.55
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
During the year ended December 31, 2016, no shares were acquired under our repurchase programs. In 2015, we repurchased 1,322,846 shares under our repurchase programs for an aggregate amount of $33.5 million. As of December 31, 2016, $148,008 of shares remained authorized for repurchase.

The following table presents information on our share repurchase programs. For additional information regarding our share repurchases please refer to “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11. Stockholders’ Equity - Repurchase.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
October 1, 2016 - October 31, 2016	—	$—	—	336,434	148,008
November 1, 2016 - November 30, 2016	—	$—	—	336,434	148,008
December 1, 2016 - December 31, 2016	—	$—	—	336,434	148,008
Total	—	$—	—	336,434	$148,008

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

(3)
During the year-ended December 31, 2016, the Company was deemed to have repurchased 49,512 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes, included elsewhere in this Annual Report. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2016, and the selected Consolidated Balance Sheet data as of December 31, 2015 and 2016 have been derived from our audited Consolidated Financial Statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2012 and 2013, and selected Consolidated Balance Sheet data as of December 31, 2012, 2013, and 2014, have been derived from our audited Consolidated Financial Statements not included in this Annual Report. We acquired Hondros College of Nursing, or HCON, on November 1, 2013, and therefore the consolidated results for periods prior to November 1, 2013 do not include any results from HCON. Historical results are not necessarily indicative of the results of operations that should be expected in future periods. Certain prior year amounts have been reclassified for comparative purposes to conform with the 2016 presentation.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share and net registration data)
Statement of Operations Data:
Revenue	$313,516	$329,479	$350,020	$327,910	$313,139
Costs and expenses:
Instructional costs and services	110,192	112,784	123,765	118,848	117,013
Selling and promotional	59,761	65,687	69,229	62,397	59,095
General and administrative	63,615	70,063	74,958	73,047	68,666
Loss on disposals of long-lived assets	—	—	115	817	5,147
Loss on assets held for sale	—	—	—	—	823
Impairment of goodwill	—	—	—	—	4,735
Depreciation and amortization	11,146	13,508	16,121	20,520	19,384
Total costs and expenses	244,714	262,042	284,188	275,629	274,863
Income from continuing operations before interest income and income taxes	68,802	67,437	65,832	52,281	38,276
Interest income, net	135	309	361	115	116
Income from continuing operations before income taxes	68,937	67,746	66,193	52,396	38,392
Income tax expense	26,528	25,645	25,150	20,072	14,940
Investment income (loss)	(86)	(67)	(166)	90	703
Net income attributable to common stockholders	$42,323	$42,034	$40,877	$32,414	$24,155
Net income attributable to common stockholders per common share:
Basic	$2.38	$2.38	$2.36	$1.94	$1.50
Diluted	$2.35	$2.35	$2.33	$1.93	$1.49
Weighted average number of shares outstanding:
Basic	17,772	17,656	17,357	16,676	16,068
Diluted	18,041	17,921	17,543	16,798	16,214
Other Data:
Net cash provided by operating activities	$52,838	$59,414	$61,030	$57,211	$56,014
Capital expenditures	$35,014	$20,649	$24,596	$26,002	$13,826
Stock-based compensation	$3,818	$4,024	$5,369	$5,912	$5,211
APUS net course registrations(1)	402,200	409,700	403,900	375,100	345,400

	As of December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$114,901	$94,820	$115,634	$105,734	$146,351
Working capital(2)	$86,004	$62,327	$87,968	$80,312	$121,544
Total assets	$237,603	$271,655	$297,904	$299,427	$320,712
Stockholders’ equity	$171,153	$207,069	$234,218	$237,153	$264,670

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Net income attributable to common stockholders	$42,323	$42,034	$40,877	$32,414	$24,155
Interest (income), net	(135)	(309)	(361)	(115)	(116)
Income tax expense	26,528	25,645	25,150	20,072	14,940
Equity investment (income)/loss	86	67	166	(90)	(703)
Depreciation and amortization	11,146	13,508	16,121	20,520	19,384
EBITDA from continuing operations	$79,948	$80,945	$81,953	$72,801	$57,660

(1)	APUS net course registrations represent the aggregate number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

(2)	Working capital is calculated by subtracting total current liabilities from total current assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations, and involves risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report.
OVERVIEW
American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and on-campus postsecondary education to approximately 90,000 students through two subsidiary institutions. We provide online postsecondary education primarily directed at the needs of the military and public safety communities through American Public University System, or APUS, a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU. We provide on-campus nursing education to students in Ohio through National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCON. HCON operates five campuses in the State of Ohio, as well as an online RN-to-BSN Program, to serve the needs of the nursing and healthcare communities. Additional information regarding our subsidiary institutions and their regulation is included in the “Business - Company Overview” and “Business - Regulatory Environment” sections of this Annual Report.
Our revenue is largely driven by the number of students enrolled at our institutions and the number of courses that they take. Our consolidated revenue for the year ended December 31, 2016 decreased to $313.1 million from $327.9 million for the year ended December 31, 2015. Our consolidated revenue decreased to $327.9 million for the year ended December 31, 2015 from $350.0 million for the year ended December 31, 2014. The revenue decreases that occurred in 2016 and 2015 were caused by decreases in net course registrations at APUS and decreases in enrollment at HCON.

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCON Segment. This segment reflects the operational activities of HCON.

Financial information regarding each of our reportable segments is reported in this Annual Report in the sections “Financial Statements and Supplementary Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Results by Reportable Segment Year Ended December 31, 2016 Compared to Year Ended December 31, 2015,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.”

Acquisition of HCON. We acquired HCON on November 1, 2013, and we continue to execute initiatives focused on growing HCON and improving its efficiency. These initiatives may result in increased operating expenses and capital investments, which may not result in higher revenue or net income. We received ED’s approval of our HCON change-in-ownership application on January 19, 2016, and HCON subsequently entered into a Provisional Program Participation Agreement, or PPPA, which requires HCON to comply with specific conditions while provisionally certified. In addition, as a result of the Secretary of Education’s decision to withdraw and terminate ED’s recognition of ACICS, on December 21, 2016, HCON and ED executed a revised PPPA and an addendum to the PPPA in which HCON agreed to comply with additional conditions and requirements. Prior to our acquisition of HCON, we had no experience with attracting and retaining students in educational programs offered primarily on physical campuses. With the opening of HCON’s fifth location in January 2017, we are now marketing in a new geographic market. Further information regarding the HCON and the potential risks associated with it are further addressed in the “Business - Regulatory Environment” and “Risk Factors - Risks Related to the Regulation of Our Industry” sections of this Annual Report.
Changing Student Body. Although APUS’s focus has broadened, it continues to have a relationship with military and military affiliated communities. As of December 31, 2016, approximately 54% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and as a result APUS is particularly reliant on the Department of Defense, or DoD’s, tuition assistance programs and DoD’s budget. Since 2006, when APUS began participating in ED’s Title IV financial aid programs, or Title IV programs, a significant portion of APUS’s growth has been attributable to students using funds from those programs and, as a result, APUS experienced a change in the composition of its student body, which has resulted, and may continue to result, in a need to provide a broader array of services to its students. The HCON acquisition further changed the composition of our student body, adding students who attend classes at physical campuses, as well as additional students using Title IV program funds. Active duty military students generally take fewer courses per year on average than non-military students.
The change in the composition of APUS’s student body has also made it more difficult for us to make long-range student enrollment forecasts. For example, we have noticed a decrease in the predictability of the rate at which our institutions convert prospective students into enrolled students, which we attribute, in part, to increased competition, changes in our marketing approach, our admissions assessment process at APUS, and the 2015 tuition increase at APUS, among other factors. We believe that in order to continue to retain and attract qualified students our institutions need to continuously update and expand the content of their existing programs and develop new programs, which may require obtaining appropriate federal, state, and accrediting approvals, incurring marketing expenses, making investments in management and capital expenditures, and reallocating other resources. If we are unable to manage changes in the composition of our institutions’ student bodies, attract and retain qualified students and control the growth of related expenditures, we may experience operating inefficiencies that could increase our costs and adversely affect our results of operations and financial condition. For more information about the risks related to these challenges please see “Risk Factors - Risks Related to Attracting and Retaining Students.”

Increased Costs and Expenses; Our Initiatives. Our costs and expenses have increased over time due in part to increased general and administrative expenses related to the addition of HCON’s physical campuses, a changing student body, an increase in expenditures for financial aid processing, and expenditures for technology required to support students at APUS. Further, although bad debt expense as a percentage of revenue decreased during the years ended December 31, 2015 and December 31, 2016, it has trended upward over time and could increase in future periods.
Our revenue may continue to decline and our costs and expenses may increase as our institutions adjust to changes in their student composition, undertake initiatives to improve the learning experience, and attract students who are more likely to persist in their programs. Additional initiatives that may increase costs and expenses or adversely affect our revenues may include the following:

•	further changes to admissions standards and requirements;

•	altering the admissions process and procedures;

•	implementing more stringent satisfactory academic progress standards;

•	changing tuition costs and payment options;

•	potential implementation of differential program pricing;

•	changing fund disbursement methods;

•	implementing competency-based learning and other alternative delivery methods; and

•	altering our institutions’ marketing programs to target the appropriate prospective students.

Information technology systems are an essential part of the APUS student experience and our business operations. We will need to invest capital, time and resources to update our institutions’ technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, to update older systems and to enhance functionality. Our efforts to do so may not be successful, may cost more than expected, may increase our level of spending, or may otherwise adversely affect our financial condition. As a result of unsuccessful development efforts, or as a result of replacing outdated technology, software or other technology related assets, we may have some assets that become impaired. In this situation, the related asset abandonments could adversely impact our results of operation, cash flows, and financial condition.
These types of changes are not without risk to our operations and financial results. We continually evaluate our PAD system for possible changes and upgrades, and such changes and upgrades may result in us incurring significant costs that could affect our financial results in the near term. These investments may result in an increased level of spending, not all of which can be capitalized. For example, for the year ended December 31, 2016, APUS disposed of approximately $5.1 million in long-lived assets, primarily consisting of a loss that resulted from the abandoned development of a new student course registration system because it was no longer probable that development would be completed and the software placed in service.
Organizational Realignment. On July 1, 2016, as previously announced, Dr. Karan H. Powell assumed the Presidency of APUS in connection with our organizational realignment. Dr. Wallace E. Boston is focused on his position as President and CEO of APEI, providing strategic leadership support to APUS, HCON, and other APEI ventures. HLC, as the institutional accreditor of APUS, requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC prior approval. On December 22, 2016, APUS submitted the requested change of structure application. HLC is currently reviewing APUS’s application and as part of the review process plans to conduct an on-site visit to APUS in early May 2017. We anticipate that the HLC Board of Trustees will consider and act on APUS’s application during its meeting in June 2017. This organizational realignment, and the possibility that HLC may not approve the realignment, may cause strategic or operational challenges for us, the impact of which could adversely affect our business, results of operations, cash flows, and financial condition.

Admissions Process. In April 2015, APUS implemented an admissions process requiring prospective students to complete a free, noncredit admissions assessment if they are not (i) active duty military or veteran applicants; (ii) graduates of certified federal, state, or local law enforcement or public safety academies; or (iii) students with at least nine hours of transfer credit from an accredited institution with a grade of “C” or better for each course. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. Even if these initiatives are successful in achieving the desired result of identifying and enrolling students that are likely to succeed and improving student experience, due to many factors that impact enrollments, we may not be able to appropriately identify the cause of any adverse impacts, and therefore may not be able to appropriately modify our initiatives. These initiatives require significant time, energy and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition.
Tuition and Fees. In April 2015, APUS stopped providing a $50 per course technology fee grant to students who were identified as veterans during their application process. APUS continues to provide a grant to cover the technology fee for students using DoD tuition assistance programs. In July 2015, the following tuition increases for APUS undergraduate and graduate course registrations went into effect:

• The tuition for undergraduate level courses increased by $20 per credit hour to $270 per credit hour.
• The tuition for graduate level courses increased by $25 per credit hour to $350 per credit hour.

To support APUS’s active duty military and certain military affiliated students, APUS currently provides a tuition grant that keeps the cost of tuition for these students at its previous level. As a result, undergraduate course tuition continues to be $250 per credit hour, and graduate course tuition will continue to be $325 per credit hour for U.S. Military active-duty service members, Guard, Reserve, military spouses and dependents, and veterans. APUS estimates that the tuition grant applied to approximately 75% of its total net course registrations in 2016. The July 2015 tuition increase was APUS’s first undergraduate tuition increase since 2000, and the first graduate tuition increase in four years. Based on information in the College Board’s Trends in College Pricing 2015 (undergraduate) and the National Center for Education Statistics Digest of Educational Statistics 2014 (graduate), we estimate that, after the tuition increase, APUS’s combined tuition, fees, and books remain approximately 19% less for undergraduate students and 38% less for graduate students than the average published in-state rates at public universities.

In March 2016, APUS eliminated its transfer credit evaluation fee. For the year ended December 31, 2015, APUS recorded approximately $0.4 million in revenue related to the transfer credit evaluation fee.

APUS continues to evaluate the possibility of repositioning select degree programs by implementing differentiated pricing of its programs, primarily to better align the tuition of certain programs with market demand. We cannot predict whether and when we would implement this change or how the implementation of tuition pricing by program would impact our net course registrations, results of operations, and financial condition.

Financial Aid Processing Transition. In 2015, APUS transitioned its financial aid processing to a third-party servicer, Global Financial Aid Services. There were significant costs related to the implementation of Global Financial Aid Services' financial aid processing services and there may be significant costs and risks going forward. For more information regarding the risks associated with APUS’s financial aid processing systems, please see the following items in the “Risk Factors” section of this Annual Report: “Implementing systems to comply,” “Title IV compliance,” and “The use of third-party services”.
Bad Debt Expense. Over time we have experienced increases in our APEI Segment’s bad debt expense; however, this trend has stabilized and bad debt expense as a percentage of revenue has decreased for the years ended December 31, 2015 and December 31, 2016 when compared to the prior years. We have observed that some students enroll or attempt to enroll at APUS solely to obtain funds from Title IV programs, and some students who might not otherwise pursue a degree or certificate are attracted to enroll in APUS’s programs because of the availability of such funds. We believe these students may be more likely than other students to cease pursuing a degree or certificate due to several factors, such as becoming employed, or not having the level of commitment necessary to successfully complete the required coursework. As described more fully above in “Risk Factors - Risks Related to Our Business,” we have also been the target of fraudulent activities by outside parties with respect to student enrollment and Title IV programs, and we may be susceptible to an increased risk of such activities. We believe the factors discussed in this paragraph were the primary drivers of the increased bad debt expense in prior years. We are not able to estimate the number of students who fall into these enrollment categories, and our ability to estimate the impact on our enrollments over time is limited, as is our ability to estimate any additional impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV program loans. We believe that our initiatives discussed in this Annual Report, including both our admissions process and the change in the disbursement method of Title IV aid from a single disbursement method to a multiple disbursement method for first-time undergraduate students at APUS, have contributed to the stabilization of our APEI Segment’s bad debt expense.
Impact of Government Budgetary Pressures. On August 2, 2011, Congress passed the Budget Control Act of 2011 which put into place a series of automatic federal budget cuts, known as sequestration. The budget cuts, or sequestration, impacted certain federal student aid programs effective beginning fiscal year 2013. While the Pell Grant program was specifically exempted from the effects of sequestration in fiscal year 2013 and the Fiscal Year 2016 Omnibus Appropriations Bill increased the maximum award to $5,920 in the 2017-2018 award year, the Pell Grant program could be subject to cuts or changes in the future. While sequestration does not otherwise change the amount or terms or conditions of Direct Loan Program loans, including Stafford Loans and PLUS Loans, it did raise the loan fee paid by borrowers for Direct Loan Program loans disbursed after March 1, 2013. Cuts to ED’s administrative budget could lead to delays in student eligibility determinations, and delays in origination and processing of federal student loans.
After sequestration took effect, the Army, Air Force, Coast Guard, and Marine Corps announced the suspension of their tuition assistance programs. Congress subsequently approved legislation requiring the DoD to restore its tuition assistance programs. In October 2013, the DoD tuition assistance programs were again temporarily suspended as a result of the U.S. government partial shutdown. Each branch of the military restored its tuition assistance program. However, as a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistance programs that took effect in federal fiscal year 2014. For example, the Air Force is no longer authorizing tuition assistance for associate degrees if the service member already has an associate degree from the Community College of the Air Force, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance and has reduced the total benefit per service member by $500 per year, and the Marine Corps now requires Marines to have 24 months on active duty prior to being eligible to apply for tuition assistance. In October 2015, the Coast Guard restored tuition assistance funding to $250 per credit hour, an increase of $62.50 per credit hour from the previous cap implemented in 2014. Additional changes to the DOD tuition assistance programs could occur due to Congressional action or DOD policy and funding changes.
On December 10, 2016, the U.S. Congress enacted a continuing resolution to extend funding for the federal government, including the DoD, through April 28, 2017; however, if funding is not extended beyond that date a government shutdown could occur resulting in a suspension of DoD tuition assistance programs. A government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on APUS’s operations and financial condition.
    U.S. Army Troop Reductions. In June 2015, the U.S. Army reported that, by September 30, 2017, it plans to reduce its troop count by 40,000 and its civilian employee count by 17,000. We cannot predict the timing or full extent of reductions in the size of the U.S. Military, but any such reductions may have an adverse impact on APUS’s enrollments, our results of operations, cash flows, and financial condition.

DoD MOU. Under a DoD final rule, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to accepting funds from DoD tuition assistance programs. In 2014, DoD promulgated new regulations and institutions were required to sign a new MOU, which we refer to as the 2014 MOU, in order to continue to participate in DoD tuition assistance programs. The 2014 MOU added requirements, many of which are focused on the manner in which institutions interact with service members. For more information about the requirements imposed by the 2014 MOU, see “Regulatory Environment - Department of Defense” and “Risk Factors - Risks Related to Our Business” in this Annual Report.

Army Enrollment Management Tool. In addition to the challenges caused by limits on access to military installations, in December 2015, the U.S. Army implemented a new enrollment management tool, referred to as VIA, that members of the Army must use to access DoD tuition assistance programs. We believe that members of the Army continue to experience various issues with the new enrollment management tool, including difficulty selecting APUS as an institution. We believe that the issues encountered with the new enrollment management tool negatively impacted APUS’s enrollments and net course registrations during 2016 and may continue to have an impact in 2017. For more information about the new enrollment management tool, see “Risk Factors - If APUS does not have strong relationships with . . .” in this Annual Report.

Regulated Industry. Our institutions operate in a highly regulated industry. For more information on the regulations to which our institutions are subject, please refer to the “Business - Company Overview” and “Business - Regulatory Environment” section of this Annual Report. Such regulations may impact our financial results in a way that we cannot predict, and may have an adverse impact on our financial condition.

Our Key Financial Results Metrics
Revenue
When reviewing our revenue we evaluate the following components: net course registrations and enrollment, tuition rate, net tuition and other fees.
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
The average number of courses per semester at APUS varies by payor type. For example, ED’s Title IV programs require participating students to take more courses per semester than students participating in DoD tuition assistance programs. As a result, should the number of APUS’s students who utilize ED’s Title IV programs decrease (or the number of students using DoD tuition assistance programs increase), we anticipate that it may cause the average number of courses per student per semester to decrease.

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
Tuition rate. Providing affordable programs is an important element of our strategy for growth. As such, we estimate that APUS’s tuition is lower than the average in-state rates at public universities. The July 2015 tuition increase was APUS’s first undergraduate tuition increase since 2000, and the first graduate tuition increase in four years. HCON’s tuition and fees are also designed to be affordable and competitive when compared to the costs of other nursing programs.
Net tuition. Tuition revenue varies from period to period based on the aggregate number of students attending courses and the number of courses they are attending during the period, the mix of programs that students are attending during the period, as well as the number of students starting courses each month during the period and the timing of the start of a course each month or term. Tuition revenue is adjusted to reflect amounts for students who withdraw from a course in the month or term the withdrawal occurs. We also provide scholarships to certain students to assist them financially with their educational goals. The cost of these scholarships is reported as a reduction of tuition revenue in the period incurred for purposes of establishing net tuition revenue.
Other fees. In addition to tuition, APUS charges a per course technology fee. APUS may alter this fee in the future. APUS students are also charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees, when applicable. APUS provides a grant to cover the technology fee for certain students, including students using DoD tuition assistance programs. For the year ended December 31, 2016, technology fee revenue net of technology fee grants was approximately $8.0 million, or 2.6% of revenue. In March 2016, APUS eliminated the transfer credit evaluation fee charged to students looking to transfer credits from other institutions. Additionally, APUS receives purchase commissions for graduate student book purchases and ancillary supply purchases that students make directly from our preferred book vendor. HCON students are charged fees for various items such as application, testing, books and supplies, lab, technology and graduation.
Costs and Expenses
We categorize our costs and expenses in the following categories: instructional costs and services, selling and promotional, general and administrative, loss on disposal of long-lived assets, loss on assets held for sale, impairment of goodwill, and depreciation and amortization.
Instructional costs and services. Instructional costs and services are directly attributable to the educational services our institutions provide to their students. Instructional costs and services include: salaries and benefits for full-time faculty, administrators, and academic advisors, and costs associated with part-time faculty. Instructional costs and services also include costs associated with academic records and graduation, as well as other services provided by our institutions, such as evaluating transcripts.
At APUS, instructional costs and services includes expenses related to course materials, learning resources, the library, the undergraduate book grant program and instructional pay for part-time faculty that is primarily dependent on the number of students taught. At HCON, instructional costs and services also includes operating expenses directly associated with HCON’s campus operations, including rent.
Selling and promotional. Selling and promotional includes: salaries and benefits of personnel engaged in student enrollment, advertising costs, and marketing material production costs. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the level of expenditures for advertising initiatives for new and existing academic programs. We believe the availability of Title IV program funds to students has increased our marketability in non-military markets, but the nature of these markets, including the impact of competition, and the rising cost of internet search and other advertising media has caused our student acquisition costs to increase. This trend may continue and our student acquisition costs may increase.
General and administrative. General and administrative includes: salaries and benefits of employees engaged in corporate management, finance, financial aid processing, information technology, human resources, facilities, compliance and other corporate functions, the cost of renting and maintaining APUS’s administrative facilities, technology expenses, and costs for professional services. General and administrative also includes bad debt expense.
Loss on disposal of long-lived assets. Loss on disposal of long-lived assets is the difference between the long-lived asset’s residual value and its book value at the time of the asset’s disposition or abandonment.

Loss on assets held for sale. Loss on assets held for sale is the difference between the asset’s estimated fair value less estimated costs to sell and the asset’s book value at the time the asset is no longer used for operations and classified as held for sale in accordance with the held-for-sale criteria.
Impairment of goodwill. Impairment of goodwill recognizes the difference between the carrying value of goodwill and the implied fair value of goodwill based upon a hypothetical sale at fair value.
Depreciation and amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software, and program development on a straight-line basis over the estimated useful lives of the assets. In addition, we incur amortization expense for the amortization of identified intangible assets with a definite life resulting from our acquisition of HCON.
Interest Income, Net
Interest income, net consists primarily of interest income earned on notes receivable and on cash and cash equivalents, net of any interest expense.
Equity Investment Income and Loss
Equity investment income and loss consists primarily of our proportional share of after-tax earnings or losses attributable to our investments in certain companies. We use the equity method of accounting for an investment in a company in which our ownership is 20% or greater but less than or equal to 50%, or when we have the ability to exercise significant influence over operating and financial policies of the investment. We refer to these companies as investees.
Under the equity method, our investments in and amounts due to and from an investee are included in the Consolidated Balance Sheets. Our share of the investee’s earnings or losses is included in the Consolidated Statements of Income as equity investment income (loss). Dividends, cash distributions, loans, or other cash received from the investee as well as additional cash investments, loan repayments or other cash paid to the investee are included in the Consolidated Statements of Cash Flows. Additionally, when circumstances warrant, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

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
A summary of our critical accounting policies follows:
Revenue recognition.  We record all tuition as deferred revenue when a student begins an online course, in the case of APUS, or starts a term, in the case of HCON. At the beginning of each course or term, revenue is recognized on a pro rata basis over the period of the course or term, which is, for APUS, either an eight- or sixteen-week period and, for HCON, a quarterly term. This results in deferred revenue on our Consolidated Balance Sheets that includes future revenue that has not yet been earned for courses and terms that are in progress. The revenue recognition policies of each of our reportable segments are discussed below.
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

APUS refunds 100% of tuition for courses that are dropped before the conclusion of the first seven days of a course. APUS does not recognize revenue for dropped courses. After a course begins, APUS uses the following refund policy:

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
Students affiliated with certain organizations may have an alternate refund policy.

APUS recognizes revenue on a pro rata basis over the period of its courses as APUS completes the tasks entitling it to the benefits represented by such revenue. If a student withdraws during the academic term, APUS calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs. For those students who have an outstanding receivable balance at the date of withdrawal, APUS assesses collectability and recognizes as revenue those amounts where collectability is reasonably assured based on APUS’s history with similar student accounts. This policy was implemented on January 1, 2015. Previously, APUS recognized revenue for all student withdrawals and established an allowance for those receivables considered uncollectible. We do not believe that this change in policy has had a material effect on its results of operations or financial condition.

Other revenue includes a technology fee charged per course and a transfer credit evaluation fee. APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs. Prior to April 2015, APUS provided a grant to cover the technology fee for students using education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. After April 1, 2015, the technology fee grant was no longer provided to students using VA education benefits. APUS eliminated the transfer credit evaluation fee in March 2016. The transfer credit evaluation fee was for securing official transcripts on behalf of the student and evaluating the transcripts for transfer credit.
Students also are charged graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with ASC 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also include book purchase commissions APUS receives for graduate student book purchases and ancillary supply purchases students make directly from APUS’s preferred book vendor.

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

Withdrawal Date	Tuition Refund Percentage
Before first full calendar week of the quarter	100%
During first full calendar week of the quarter	75%
During second full calendar week of the quarter	50%
During third full calendar week of the quarter	25%
During fourth full week of the quarter	No Refund

Students affiliated with certain organizations may have an alternate refund policy.

HCON recognizes revenue on a pro rata basis over the academic term. If a student withdrawals during the term, HCON calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.

Other revenue includes application fees and fees for testing, books and supplies, lab, technology, and graduation.

Accounts receivable.  Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments at any time or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or a tuition assistance program that remits payments directly to the subsidiary. When a student remits payment after a course or term has begun, accounts receivable is reduced. If payment is made prior to the start of a course or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when courses start, in the case of APUS, or allowed to start the term, in the case of HCON. If one of the various other payment options are confirmed as secured, the student is provided access to the online classroom or allowed to start the term. Generally, if no receipt is confirmed or payment option secured, the student will be dropped from the online course or not allowed to start the term. Therefore, billed amounts represent charges that have been prepared and sent to students or the applicable third-party payor according to the terms agreed upon in advance.
DoD tuition assistance programs are billed by branch of service on a course-by-course basis when a student starts a course, whereas Title IV programs are billed based on the courses included in a student’s semester. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days.
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment and the historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. We do not charge interest on past due accounts receivable.
Property and equipment.  All property and equipment are carried at cost less accumulated depreciation and amortization, except the acquired assets of HCON, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. For tax purposes, different methods are used. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.
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

Investments. We account for our investments in less than majority owned companies under either the equity or cost method. We apply the equity method to investments when we have the ability to exercise significant influence, but do not control the operating and financial policies of the company. Investments accounted for under the equity method are initially recorded at cost. Our pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as “Equity investment income / (loss).” We evaluate the recoverability of equity method investments on an annual basis or sooner if there are indicators of impairment. Management must exercise significant judgment in evaluating the potential impairment of its equity investments. We apply the cost method to investments when we do not have the ability to exercise significant influence over the operating and financial policies of the investment. Under the cost method, we record the investment at cost and recognize as income any dividends received from the investment. We evaluate the cost method investments for impairment on an annual basis or sooner if there are indicators of impairment. Our investments are presented on a one-line basis as “Investments” in the accompanying Consolidated Balance Sheets. Additional information regarding our investments is located in Note 6. Investments, in its Consolidated Financial Statements.

Notes receivable. We evaluate notes receivable by analyzing the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. We consider a note to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the terms of the note. Notes receivable are included in “Other assets” in the accompanying Consolidated Balance Sheets.

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
There were no material uncertain tax positions as of December 31, 2014, 2015 or 2016. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. We have not recorded any material interest or penalties during any of the years presented.
Stock-based compensation.   We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires companies to expense share-based compensation based on fair value. Stock-based payments may include: incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing. At the present time, the company utilizes restricted stock grants and has not issues any stock options since 2011.
Stock-based compensation expense related to restricted stock grants is recognized over the vesting period using the straight-line method for our employees and the graded-vesting method for members of the Board of Directors, and is measured using our stock price on the date of the grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions, which have been noted in “Note 11. Stockholders’ Equity, Notes to the Consolidated Financial Statements” in this Annual Report. We make assumptions with respect to expected stock price volatility based on the average historical volatility of the stock prices of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. We estimate forfeitures of stock-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from the original estimates. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.
Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. In accordance with ASC 350, Intangibles Goodwill and Other, we assess goodwill for impairment annually on or around the anniversary date, or more frequently if events and circumstances indicate that goodwill might be impaired. In connection with our November 1, 2013 acquisition of HCON, we recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the new assets acquired and the fair value assigned to identified intangible assets. We also recorded $3.7 million of indefinite-lived tangible assets as part of the HCON acquisition.

Goodwill impairment testing consists of an optional qualitative assessment as well as a two-step quantitative test. Step one involves comparing the fair value of the reporting entity to its carrying value. If the carrying value of the reporting entity is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value then step two must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In connection with the preparation of the third quarter financial statements, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. Due to relevant circumstances that included, but were not limited to: (1) HCON's under performance against internal targets; (2) the challenging higher education competitive and regulatory environment, particularly for proprietary institutions; (3) overall financial performance; and (4) the uncertain status of ACICS, the Company concluded it was more likely than not the fair value of HCON was less than its carrying amount; therefore, the Company proceeded with step one of the goodwill impairment test. Step one of the goodwill impairment test identified that HCON’s fair value was less than the carrying value. Accordingly, step two testing was completed in order to determine the amount of the impairment. In step two, the fair value of all assets and liabilities was estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the recorded goodwill to determine the amount of impairment. Step two testing indicated that the fair value of goodwill was $33.9 million or $4.7 million less than its carrying value. As a result, the Company recorded a $4.7 million impairment charge to reduce the carrying value of its goodwill.

               The Company utilized an independent valuation firm to determine the fair value of HCON. The independent valuation firm weighted the results of four different valuation methods: (1) discounted cash flow; (2) guideline company method; (3) guideline transaction method - comparable transactions; and (4) guideline transaction method - private equity transactions. Under the income approach, fair value was determined based on estimated discounted future cash flows of HCON. The cash flows were discounted by an estimated risk weighted-average cost of capital, which was intended to reflect the overall level of inherent risk of HCON. Under the market approach, valuation multiples from other transactions in the higher education market were used to determine the value of HCON. Values derived under the four valuation methods were then weighted to estimate HCON's enterprise value.

In accordance with company policy, step one impairment testing was completed as of October 31, 2016. That testing indicated that fair value exceeded carrying value by approximately $1.1 million. Determining the fair value of HCON is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCON’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions are not achieved, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Indefinite-lived intangible assets are tested at least annually for impairment by comparing the fair value of the asset to the carrying value. APEI utilizes the services of a third-party valuation firm to estimate fair value. In completing their analysis, the valuation firm completes a discounted cash flow analysis. The discounted cash flow analysis includes significant management assumptions such as revenue growth rates, operating margins and future economic and market conditions. Additionally, the valuation firm’s analysis includes significant assumptions with respect to discount rates and assumed royalty rates. If the fair value is less than the carrying value, the asset is reduced to fair value. The annual testing concluded that the indefinite-lived assets were not impaired.

For additional details regarding goodwill and indefinite-lived intangible assets refer to Note 7. Goodwill and Intangible Assets, in these Consolidated Financial Statements.

Valuation of long-lived assets.  We account for the valuation of long-lived assets under ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates, or ASUs. See Note 2 to our Consolidated Financial Statements for information relating to our discussion of the effects of recent accounting pronouncements. In addition to the ASUs that are discussed in our Consolidated Financial Statements, we have summarized additional ASUs below, including those for which we are uncertain of the potential impact.
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes the revenue recognition requirements in the Accounting Standards Codification, or ASC, 605, Revenue Recognition, as well as other various sections of the ASC. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. More judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard also includes a cohesive set of disclosure requirements including comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was initially intended to be effective for fiscal years, and the interim periods within these fiscal years, beginning on or after December 15, 2016. In August, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This standard defers for one year the effective date of ASU 2014-09. The deferral will result in this standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. Entities must use either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.

In addition to ASU 2015-14, there have been three new ASUs issued amending certain aspects of ASU 2014-09.

•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), issued in March 2016, clarifies certain aspects of the principal versus agent guidance.

•	ASU No. 2016-10, Identifying Performance Obligations and Licensing, issued in April 2016, clarifies guidance related to identifying performance obligations and licensing implementation.

•
ASU No. 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, issued in May 2016, provides amendments and practical expedients in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09.

ASU 2014-09 requires identifying performance obligations by the Company and the Customer. As a result, the revenue recognition period may be extended in certain limited instances for APUS tuition and technology fee revenue. APUS graduation fee revenue, included in the Company’s other revenue, is currently recognized at the time the application for graduation is submitted by the student. The new standard may extend the revenue recognition period for this revenue stream. The Company is currently evaluating the impact of the new standard on other APUS and HCON revenue streams.
The Company is currently evaluating which transition approach to use and additional impacts the new revenue recognition standard and subsequent updates will have on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and to recognize the changes in fair value within net income. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently assessing the impact of the adoption of this standard and does not currently anticipate it will have a material impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases in addition to disclosing certain key information about leasing arrangements. Entities may elect not to recognize lease assets and liabilities for most leases with terms of 12 months or less. Expenses related to finance leases will be the sum of interest on the lease obligation and amortization of the right-of use asset and expenses related to operating leases will generally be recognized on a straight-line basis. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This standard is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not plan to early adopt and is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, changing how entities account for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and could introduce volatility to the Company’s provision for income taxes. Excess tax benefits must be presented as an operating activity on the statement of cash flows rather than a financing activity. ASU 2016-09 requires companies to make an accounting policy election at the time of adoption to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The forfeiture election provision must be applied using a retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company elected the forfeiture option to continue to estimate the number of awards that are expected to vest. The Company estimates the adoption of 2016-09 may increase its reported income tax expense between $400,000 and $700,000 in the first quarter of 2017 and between $600,000 and $900,000 in the first quarter of 2018 due to expiring stock options with an option price greater than the current stock price. Other increases in income tax expense may occur throughout the year for the vesting of restricted stock, determined by the stock price at the end of each reporting period.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted with fiscal years beginning after December 15, 2018. The Company is evaluating the impact this standard will have on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in FASB ASC Topic 230, Statement of Cash Flows. The new guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business combination and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not plan to early adopt and is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if in the first interim period an entity issues interim financial statements. ASU 2016-16 must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, providing a framework for entities to use when determining whether a set of assets and activities constitutes a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to the excess, but limited to the total amount of goodwill allocated to the reporting unit. The guidance must be applied on a prospective basis and disclosure of the nature of and reason for the change in accounting principle is required upon transition. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements.

Results of Operations
The following table sets forth statements of operations data as a percentage of revenue for each of the years ended:

	2014	2015	2016
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	35.4%	36.2%	37.4%
Selling and promotional	19.8%	19.0%	18.9%
General and administrative	21.3%	22.3%	21.9%
Loss on disposals of long-lived assets	—%	0.2%	1.6%
Loss on assets held for sale	—%	—%	0.3%
Impairment of goodwill	—%	—%	1.5%
Depreciation and amortization	4.6%	6.3%	6.2%
Total costs and expenses	81.1%	84.0%	87.8%
Income from operations before interest income and income taxes	18.9%	16.0%	12.2%
Interest income, net	0.1%	—%	0.1%
Income from operations before income taxes	19.0%	16.0%	12.3%
Income tax expense	7.2%	6.1%	4.8%
Equity investment income/(loss)	0.1%	—%	0.2%
Net income	11.9%	9.9%	7.7%
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue
Our consolidated revenue for the year ended December 31, 2016 was $313.1 million, a decrease of $14.8 million or 4.5%, compared to $327.9 million for the year ended December 31, 2015.
The decrease in revenue was a result of a decrease in net course registrations at APUS and a decrease in enrollments at HCON. APUS net course registrations, which include one-credit lab courses combined with their related three-credit course, decreased to approximately 345,000 in the year ended December 31, 2016 from approximately 375,000 in the year ended December 31, 2015, a decrease of approximately 8.0%. We believe that the decrease in APUS’s net course registrations for the year ended December 31, 2016 is attributable, in part, to increased competition, changes in our marketing approach, our admissions assessment, and our July 2015 tuition increase, among other factors. We believe that HCON’s student enrollment decrease is attributable, in part, to HCON’s January 2016 implementation of curriculum changes that caused recruiting challenges, which we believe resulted in certain students choosing not to pursue their studies at HCON.

Costs and Expenses

Costs and expenses were $274.8 million for the year ended December 31, 2016, a decrease of $0.8 million, or 0.3%, compared to $275.6 million for the year ended December 31, 2015. This decrease was primarily the result of decreased costs and expenses for: general and administrative, sales and promotional, instructional costs and services, and depreciation and amortization; offset by increased costs and expenses for: impairment of goodwill, loss on disposals of long-lived assets, and loss on assets held for sale.
Costs and expenses as a percentage of revenue increased to 87.8% in the year ended December 31, 2016 from 84.0% in the year ended December 31, 2015. Similarly, our income before interest income and income taxes, or our operating margin, decreased to 12.2% from 16.0% over that same period. Our costs and expenses as a percentage of revenue increased due to: increased instructional costs and services expenses as a percent of revenue, the losses attributable to the impairment of goodwill in our HCON segment, the losses on the disposal of long-lived assets and losses on assets held for sale in our APEI segment.
Instructional costs and services. Instructional costs and services expenses for the year ended December 31, 2016 were $117.0 million, a decrease of approximately $1.8 million, or 1.5%, compared to $118.8 million for the year ended December 31, 2015. Instructional costs and services expenses as a percentage of revenue were 37.4% for the year ended December 31, 2016, compared to 36.2% for the year ended December 31, 2015. The decrease in instructional costs and services expenses is primarily the result of decreased compensation and book costs due to lower net course registrations at APUS, partially offset by higher professional fees, and higher instructional costs and services expenses at HCON. Our instructional costs and services expenses as a percentage of revenue increased primarily due to our revenue decreasing at a rate greater than the decrease in costs and expenses.
Selling and promotional. Selling and promotional expenses for the year ended December 31, 2016 were $59.1 million, a decrease of $3.3 million, or 5.3%, compared to $62.4 million for the year ended December 31, 2015. This decrease was primarily due to decreased advertising and promotional expenses. Selling and promotional expenses as a percentage of revenue were 18.9% for the year ended December 31, 2016 compared to 19.0% for the year ended December 31, 2015. Selling and promotional expenses as a percentage of revenue decreased year over year due to selling and promotional expenses decreasing at a rate greater than the decrease in revenue.
General and administrative. General and administrative expenses for the year ended December 31, 2016 were $68.7 million, a decrease of $4.3 million, or 5.9% compared to $73.0 million for the year ended December 31, 2015. The decrease in general and administrative expenses is due to lower bad debt expense, partially offset by increases in professional fees. General and administrative expenses as a percentage of revenue were 21.9% for the year ended December 31, 2016 compared to 22.3% for the year ended December 31, 2015. Our general and administrative expenses as a percentage of revenue decreased primarily due to general and administrative expenses decreasing at a rate greater than the decrease in revenue.
Bad debt expense decreased to $6.7 million, or approximately 2.1% of revenue, in the year ended December 31, 2016, from $12.7 million, or approximately 3.9% of revenue, in the year ended December 31, 2015. We believe that the initiatives of our APEI Segment discussed in this Annual Report, including the admissions process at APUS and the change to a multiple disbursement method for first time APUS students, were the primary contributors to the decrease in our bad debt expense as an amount and as a percentage of revenue. For further information regarding the initiatives discussed in the previous sentence, please refer to “Overview-Bad Debt Expense” above.
Loss on disposal of long-lived assets. The loss on disposal of long-lived assets was $5.1 million in the year ended December 31, 2016, compared to $0.8 million in the year ended December 31, 2015. The increase is primarily due to the loss that resulted from the abandoned development of a new student course registration system in our APEI segment.
Loss on assets held for sale. The loss on disposal of assets held for sale resulted from the sale of real property no longer in use, and a fair market value adjustment of a second property held for sale, in our APEI segment in the year ended December 31, 2016. There was no loss on assets held for sale in the year ended December 31, 2015.
Impairment of goodwill. The $4.7 million impairment of goodwill during the year ended December 31, 2016 resulted from the reduction of the carrying value of goodwill in our HCON segment from its carrying value to its implied fair value. The $4.7 million goodwill impairment charge eliminated the difference between the implied fair value of goodwill and the book value of goodwill as of August 31, 2016. As such, future changes, including minor changes, in revenue, operating income, valuation multiples, discount rates and other inputs to the valuation process may result in future impairment charges and those charges may be material. For additional information regarding the impairment of goodwill, please refer to the discussion above and “Note 7. Goodwill and Intangible Assets, Notes to the Consolidated Financial Statements” in this Annual Report. There was no goodwill impairment charge during the year ended December 31, 2015.
Depreciation and amortization. Depreciation and amortization expenses were $19.4 million for the year ended December 31, 2016, compared to $20.5 million for the year ended December 31, 2015, a decrease of $1.1 million or 5.4%. When compared to the prior year, the decrease in depreciation and amortization was due to lower capital expenditures and lower total investment in property and equipment net of depreciation.
Stock-based compensation. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses for the year ended December 31, 2016 were $5.2 million in the aggregate, representing a decrease of $0.7 million, or 11.9%, compared to $5.9 million for the year ended December 31, 2015. This decrease resulted primarily due to a fewer number of employees being eligible for stock-based compensation.

The table below reflects our stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2015	2016
Instructional costs and services	$1,598	$1,497
Selling and promotional	684	672
General and administrative	3,630	3,042
Total stock-based compensation expense	$5,912	$5,211
 Income Tax Expense
We recognized tax expense from continuing operations for the years ended December 31, 2015 and 2016 of $20.1 million and $14.9 million, respectively, or an effective tax rate of 38.2% in both periods.
Equity Investment Income/(Loss)
Equity investment income was $0.7 million for the year ended December 31, 2016, compared to $0.1 million for the year ended December 31, 2015, an increase of $0.6 million. The increase was related to our pro-rata share of earnings from NWHW Holdings, Inc.’s favorable adjustment of its deferred tax valuation allowance. For further information regarding NWHW Holdings, Inc. and our other equity investments, please refer to “Note 6. Investments, Notes to Consolidated Financial Statements” in this Annual Report.
Net Income
Net income was $24.2 million for the year ended December 31, 2016, compared to net income of $32.4 million for the year ended December 31, 2015, a decrease of $8.2 million, or 25.3%. This decrease was related to the factors discussed above.

Operating Results by Reportable Segment - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2016	$ Change	% Change
Revenue
American Public Education Segment	$297,439	$283,941	$(13,498)	(4.5)%
Hondros College of Nursing Segment	30,471	29,198	(1,273)	(4.2)%
Total Revenue	$327,910	$313,139	$(14,771)	(4.5)%
Income (loss) from continuing operations before interest income and income taxes
American Public Education Segment	$48,967	$41,916	$(7,051)	(14.4)%
Hondros College of Nursing Segment	3,314	(3,640)	(6,954)	(209.8)%
Total income from continuing operations before interest income and income taxes	$52,281	$38,276	$(14,005)	(26.8)%

APEI Segment

For the year ended December 31, 2016, our APEI Segment earned approximately $283.9 million in revenue, a $13.5 million, or 4.5%, decrease as compared to the year ended December 31, 2015, which is primarily attributable to lower net course registrations partially offset by the July 2015 tuition increase. Income from continuing operations before interest income and income taxes was approximately $41.9 million for the year ended December 31, 2016, a decrease of $7.1 million, or 14.4%, compared to the year ended December 31, 2015 as a result of the decrease in revenue resulting from lower net course registrations partially offset by a decrease in costs and expenses. For information regarding the APEI Segment’s net course registrations please refer to “Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 - Revenue” above.

HCON Segment

For the year ended December 31, 2016, the HCON Segment earned approximately $29.2 million in revenue, a $1.3 million, or 4.2% decreased as compared to the year ended December 31, 2015, which is primarily attributable to decrease enrollments. Loss from continuing operations before interest income and income taxes was approximately $3.6 million for the year ended December 31, 2016, a 209.8% decrease, compared to the $3.3 million income from continuing operations before interest income and income taxes for the year ended December 31, 2015. The $3.6 million loss from continuing operations before interest income and income taxes for the year ended December 31, 2016 was primarily due to the $4.7 million impairment of goodwill, revenue decreasing at a rate greater than expenses and to a lesser degree, costs incurred related to the start-up of the Toledo campus in January 2017. We believe our HCON Segment’s revenue was negatively impacted in 2016 by the January 2016 implementation of curriculum changes that caused recruiting challenges, which we believe resulted in certain students choosing not to pursue their studies at HCON.

For the reporting year July 1, 2015 through June 30, 2016, several HCON campuses and programs did not satisfy ACICS student achievement measures. On February 24, 2017, ACICS notified HCON that unless it notifies ACICS that it is discontinuing the PN Program at the Cleveland campus, then ACICS expects to issue a show-cause letter requiring HCON to demonstrate why ACICS approval of the PN Program at the location should not be withdrawn. ACICS took such action under the new policy because the placement rates reported for the PN Program at the Cleveland campus were between 50 - 59.9% for two consecutive years. An institution that ACICS directs to show-cause must immediately notify current and prospective students of the show-cause status, including by posting a prominent notice on its website. We understand that if the PN Program at the Cleveland campus is put on show-cause, HCON will be required to make certain reports to ACICS and will have until its next campus accountability report, due by November 1, 2017, to demonstrate that its placement rate complies with the relevant student achievement measure. At this time, we are unable to predict the impact of this development and the possible outcomes on our enrollments and results of operations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue
Our consolidated revenue for the year ended December 31, 2015 was $327.9 million, a decrease of $22.1 million or 6.3%, compared to $350.0 million for the year ended December 31, 2014.
The decrease in revenue was a result of a decrease in net course registrations in our APEI Segment. APEI Segment net course registrations, which include one-credit lab courses combined with their related three-credit course, decreased to approximately 375,000 in the year ended December 31, 2015 from approximately 404,000 in the year ended December 31, 2014, a decrease of approximately 7.9%. We believe that the decrease in the APEI Segment’s net course registrations for the year ended December 31, 2015, is attributable, in part, to increased competition, changes in our marketing approach, our admissions assessment at APUS, and our tuition increase at APUS, among other factors as discussed in this Annual Report.
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
In the year ended December 31, 2015, our APEI Segment incurred increased costs of $1.4 million due to the accelerated depreciation of information technology assets that was included in depreciation and amortization expense, and $0.8 million related to impairments included in losses on disposals of long-lived assets. We also incurred increased costs in the amount of $1.6 million due to charges taken as a result of workforce realignments. Additional charges such as those taken during the year ended December 31, 2015 may be incurred in the future as a result of asset impairments or disposals, the acceleration of depreciation, workforce realignments, reductions in staff, and other initiatives.

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
General and administrative. General and administrative expenses for the year ended December 31, 2015 were $73.0 million, a decrease of $2.0 million, or 2.7% compared to $75.0 million for the year ended December 31, 2014. The decrease in general and administrative expenses was primarily a result of decreases in bad debt expense, partially offset by increases in expenses related to Title IV processing in our APEI Segment. General and administrative expenses as a percentage of revenue were 22.3% for the year ended December 31, 2015 and 21.3% for the year ended December 31, 2014. Our general and administrative expenses as a percentage of revenue increased primarily due to our revenue decreasing at a rate greater than the decrease in such costs and expenses.
Bad debt expense decreased to $12.7 million, or approximately 3.9% of revenue, in the year ended December 31, 2015, from $19.2 million, or approximately 5.5% of revenue, in the year ended December 31, 2014. We believe that the initiatives of our APEI Segment discussed in the 2015 Annual Report, including the admissions process at APUS, were the primary contributors to the decrease in our bad debt expense as an amount and as a percentage of revenue.
Loss on disposal of long-lived assets. The loss on disposal of long-lived assets for the year ended December 31, 2015 was $0.8 million, an increase of $0.7 million, compared to $0.1 million for the year ended December 31, 2014.
Depreciation and amortization. Depreciation and amortization expenses were $20.5 million for the year ended December 31, 2015, compared to $16.1 million for the year ended December 31, 2014, or an increase of 27.3%. The increase resulted from higher depreciation and amortization in our APEI Segment as a result of a larger fixed asset base and accelerated amortization on certain intangible assets.
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
The table below reflects our stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2014 and 2015 (in thousands):

	Year Ended December 31,
	2014	2015
Instructional costs and services	1,274	1,598
Selling and promotional	568	684
General and administrative	3,527	3,630
Total stock-based compensation expense	$5,369	$5,912

Income Tax Expense
We recognized tax expense from continuing operations for the years ended December 31, 2014 and 2015 of $20.1 million and $25.1 million, respectively, or effective tax rates of 38.2% and 38.1%, respectively.
Net Income
Net income was $32.4 million for the year ended December 31, 2015, compared to net income of $40.9 million for the year ended December 31, 2014, a decrease of $8.5 million, or 20.8%. This decrease was related to the factors discussed above.
Operating Results by Reportable Segment - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2015	$ Change	% Change
Revenue
American Public Education Segment	$319,879	$297,439	(22,440)	(7.0)%
Hondros College of Nursing Segment	30,141	30,471	330	1.1%
Total Revenue	$350,020	$327,910	(22,110)	(6.3)%
Income (loss) from continuing operations before interest income and income taxes
American Public Education Segment	$62,499	$48,967	(13,532)	(21.7)%
Hondros College of Nursing Segment	3,333	3,314	(19)	(0.6)%
Total income from continuing operations before interest income and income taxes	$65,832	$52,281	(13,551)	(20.6)%

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

HCON Segment

For the year ended December 31, 2015, the HCON Segment earned approximately $30.5 million in revenue, a $0.3 million, or 1.1% increase as compared to the year ended December 31, 2014, which is primarily attributable to increased tuition rates. Income from continuing operations before interest income and income taxes was approximately $3.3 million for the year ended December 31, 2015, a 0.6% decrease, compared to the year ended December 31, 2014, as a result of expenses increasing at a rate greater than revenue. We believe our HCON Segment’s revenue was negatively impacted in 2015 due to decreased enrollment in HCON’s ADN program as a result of strengthened completion requirements in the Practical Nursing program, which is the primary source of ADN students, and the addition of night and weekend courses, which has resulted in students taking fewer total courses each academic term as some students that would otherwise have studied on a full-time basis are now pursuing courses on a part-time basis. In January 2016, HCON implemented curriculum changes that caused recruiting challenges, which we believe resulted in certain students choosing not to pursue their studies at HCON; we are unable to predict whether this trend may continue.

Quarterly Results
The following table presents our unaudited quarterly results of operations for the last eight quarters, and should be reviewed in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report. We have prepared the unaudited information on the same basis as our audited Consolidated Financial Statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year (in thousands).

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(Unaudited)
Statement of Operations Data:
Revenue	$85,444	$80,263	$76,291	$85,912	$83,966	$76,745	$73,803	$78,625
Costs and expenses:
Instructional costs and services	30,260	29,696	29,167	29,725	29,708	28,903	28,357	30,045
Selling and promotional	17,019	16,152	14,062	15,164	16,469	14,984	13,139	14,503
General and administrative	19,104	18,125	17,616	18,202	16,669	16,909	17,125	17,963
Loss on disposals of long-lived assets	1	16	43	757	261	464	4,323	99
Loss on assets held for sale	—	—	—	—	—	—	822	1
Impairment of goodwill	—	—	—	—	—	—	4,735	—
Depreciation and amortization	4,589	4,698	4,891	6,342	4,889	4,825	4,910	4,760
Total costs and expenses	70,973	68,687	65,779	70,190	67,996	66,085	73,411	67,371
Income from continuing operations before interest income and income taxes	14,471	11,576	10,512	15,722	15,970	10,660	392	11,254
Interest income, net	10	31	37	37	37	37	37	5
Income from continuing operations before income taxes	14,481	11,607	10,549	15,759	16,007	10,697	429	11,259
Income tax expense	5,650	4,548	3,796	6,078	6,267	4,172	85	4,416
Investment income (loss)	$(38)	$14	$4	$110	$600	$71	$(18)	$50
Net income	$8,793	$7,073	$6,757	$9,791	$10,340	$6,596	$326	$6,893
Other Data:
Stock-based compensation	$1,394	$1,348	$1,341	$1,829	$1,502	$1,179	$1,291	$1,239
Net cash provided by operating activities	$7,146	$15,585	$20,077	$14,403	$20,052	$8,735	$13,901	$13,326
Capital expenditures	$5,288	$7,475	$6,801	$6,438	$3,139	$3,765	$3,610	$3,312
APUS net course registrations	99,600	89,000	94,200	92,300	95,800	82,000	84,600	83,000
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the years ended December 31, 2016 and December 31, 2015 primarily through cash provided by operating activities. Cash and cash equivalents were $146.4 million and $105.7 million at December 31, 2016 and December 31, 2015, respectively, representing an increase of $40.6 million, or 38.4%, during the year ended December 31, 2016. The increase in cash and cash equivalents during the year ended December 31, 2016 was due to cash provided by operating activities exceeding cash used in investing and financing activities. Cash and cash equivalents were $115.6 million at December 31, 2014. Cash and cash equivalents therefore increased $10.9 million, or 11.5%, during the year ended December 31, 2015, which was due to cash provided by operating activities exceeding cash used in investing and financing activities.
In the year ended December 31, 2016, we used cash for an investment in the preferred stock of Fidelis Education, Inc., while in the year ended December 31, 2015, we used cash to repurchase our common stock and for our minority investment in RallyPoint, an online social network for members of the military.
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
Our costs and expenses as a percentage of revenue have increased due to revenue decreasing at a rate greater than the rate of decrease in costs and expenses for instructional costs and services, selling and promotional, general and administrative, and depreciation and amortization, and for the year ended December 31, 2016 the impairment of goodwill, the loss on disposals of long-lived assets, and the loss on assets held for sale. We expect to continue to fund costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We may need additional capital, however, in connection with any change in our current level of operations, including were we to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

Operating Activities
Net cash provided by operating activities was $61.0 million, $57.2 million, and $56.0 million for the years ended December 31, 2014, 2015, and 2016, respectively. For the year ended December 31, 2016, cash flow from operations decreased by $1.2 million when compared to the prior year. This decrease is primarily due to the decrease in net income partially offset by non-cash charges, and changes in working capital due to the timing of receipts and disbursements.
Investing Activities
Net cash used in investing activities was $21.3 million, $31.3 million and $13.5 million for the years ended December 31, 2014, 2015, and 2016, respectively. The differences in cash used in investing activities are primarily related to differing amounts of funds being used each year to fund capital expenditures and investments.
For the year ended December 31, 2016, cash used in investing activities for capital expenditures was primarily for the following within our APEI Segment: computer hardware and software, and software development, including software development related to PAD. In addition, during the year ended December 31, 2016, our APEI Segment made a $1.0 million equity investment in Fidelis Education and received a $3.0 million dividend from NWHW Holdings Inc.

During the year ended December 31, 2015, our APEI Segment made a $3.5 million equity investment in RallyPoint, an online social network for members of the military. During the year ended December 31, 2014, our APEI Segment made a $1.5 million equity investment in Second Avenue Software, and received prepayment of a $6.0 million loan we had in connection with our investment in New Horizons.

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

Financing Activities
Net cash used in financing activities was $1.8 million for the year ended December 31, 2016 compared to $35.8 million and $18.9 million for the years ended December 31, 2015 and 2014, respectively. The decrease in cash used in financing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015, was primarily due to less cash being expended for the repurchase of our common stock. The increase in cash used in financing activities for the year ended December 31, 2015 compared to the year ended December 31, 2014, was primarily due to more cash being expended for the repurchase of our common stock.

Contractual and Capital Commitments
We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. The following table sets forth our future contractual obligations as of December 31, 2016 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$15,217	$2,207	$3,652	$3,598	$5,760
Purchase obligations	3,526	2,983	517	26	—
Total contractual obligations	$18,743	$5,190	$4,169	$3,624	$5,760
Off-Balance Sheet Arrangements
We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Impact of Inflation
We do not believe that inflation had a material impact on our results of operations for the years ended December 31, 2014, 2015, or 2016. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2016.
Market Risk
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

Interest Rate Risk
We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At December 31, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
American Public Education, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Public Education, Inc.
We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiaries as of December 31, 2015 and 2016, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of American Public Education, Inc. and Subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Public Education, Inc. and Subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Public Education, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of American Public Education, Inc. and Subsidiaries’ internal control over financial reporting.
/s/  RSM US LLP
Richmond, Virginia
March 1, 2017

Consolidated Balance Sheets

	As of December 31,
	2015	2016
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents (Note 2)	$105,734	$146,351
Accounts receivable, net of allowance of $13,012 in 2015 and $8,077 in 2016.	7,917	6,949
Prepaid expenses	6,277	5,327
Deferred income taxes	6,714	5,092
Total current assets	126,642	163,719
Property and equipment, net	109,281	97,687
Assets held for sale	—	2,100
Investments	15,915	14,611
Goodwill	38,634	33,899
Other assets, net	8,955	8,696
Total assets	$299,427	$320,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,264	$6,853
Accrued liabilities	14,126	14,124
Deferred revenue	25,258	20,639
Income tax payable	682	559
Total current liabilities	46,330	42,175
Deferred income taxes	15,944	13,867
Total liabilities	62,274	56,042
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares - 100,000; 15,989 issued and outstanding in 2015; 16,109 issued and outstanding in 2016	160	161
Additional paid-in capital	173,700	177,061
Retained earnings	63,293	87,448
Total stockholders’ equity	237,153	264,670
Total liabilities and stockholders’ equity	$299,427	$320,712

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

	Year Ended December 31,
	2014	2015	2016
	(In thousands, except per share amounts)
Revenue	$350,020	$327,910	$313,139
Costs and expenses:
Instructional costs and services	123,765	118,848	117,013
Selling and promotional	69,229	62,397	59,095
General and administrative	74,958	73,047	68,666
Loss on disposals of long-lived assets	115	817	5,147
Loss on assets held for sale	—	—	823
Impairment of goodwill	—	—	4,735
Depreciation and amortization	16,121	20,520	19,384
Total costs and expenses	284,188	275,629	274,863
Income from continuing operations before interest income and income taxes	65,832	52,281	38,276
Interest income, net	361	115	116
Income from continuing operations before income taxes	66,193	52,396	38,392
Income tax expense	25,150	20,072	14,940
Equity investment income (loss)	(166)	90	703
Net income	$40,877	$32,414	$24,155
Net income per common share:
Basic	$2.36	$1.94	$1.50
Diluted	$2.33	$1.93	$1.49
Weighted average number of shares outstanding:
Basic	17,357	16,676	16,068
Diluted	17,543	16,798	16,214

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)
							Additional	Retained Earnings	Total
	Preferred Stock		Common Stock		Repurchased Stock		Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Equity
Balance as of December 31, 2013	—	$—	17,577,625	$176	—	$—	$164,913	$41,980	$207,069
Stock issued for cash	—	—	133,643	1	—	—	536	—	537
Stock issued for director compensation	—	—	2,535	—	—	—	90	—	90
Repurchased shares of common and restricted stock from stockholders	—	—	(30,973)	—	(530,962)	(18,470)	(1,242)	—	(19,712)
Stock-based compensation	—	—	—	—	—	—	5,107	—	5,107
Repurchased and retired shares of common stock	—	—	(530,962)	(5)	530,962	18,470	—	(18,465)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	250	—	250
Net income	—	—	—	—	—	—	—	40,877	40,877
Balance as of December 31, 2014	—	—	17,151,868	172	—	—	169,654	64,392	234,218
Stock issued for cash	—	—	213,921	1	—	—	54	—	55
Stock issued for director compensation	—	—	2,248	—	—	—	66	—	66
Repurchased shares of common and restricted stock from stockholders	—	—	(56,272)	—	(1,322,846)	(33,526)	(1,784)	—	(35,310)
Stock-based compensation	—	—	—	—	—	—	6,229	—	6,229
Repurchased and retired shares of common stock	—	—	(1,322,952)	(13)	1,322,846	33,526	—	(33,513)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	(519)	—	(519)
Net income	—	—	—	—	—	—	—	32,414	32,414
Balance as of December 31, 2015	—	—	15,988,813	160	—	—	173,700	63,293	237,153
Stock issued for cash	—	—	167,270	1	—	—	118	—	119
Stock issued for director compensation	—	—	2,322	—	—	—	47	—	47
Repurchased shares of common and restricted stock from stockholders	—	—	(49,512)	—	—	—	(848)	—	(848)
Stock-based compensation	—	—	—	—	—	—	5,164	—	5,164
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—	—
Excess tax expense from stock based compensation	—	—	—	—	—	—	(1,120)	—	(1,120)
Net income	—	—	—	—	—	—	—	24,155	24,155
Balance as of December 31, 2016	—	$—	16,108,893	$161	—	$—	$177,061	$87,448	$264,670

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Operating activities
Net income	$40,877	$32,414	$24,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,121	20,520	19,384
Stock-based compensation	5,369	5,912	5,211
Investment loss/(income)	166	(90)	(703)
Deferred income taxes	2,494	(160)	(455)
Loss on disposal of long-lived assets	115	817	5,147
Loss on assets held for sale	—	—	823
Impairment of goodwill	—	—	4,735
Other	90	66	329
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	3,390	(1,787)	968
Prepaid expenses and other assets	(512)	64	997
Income tax receivable	1,186	2,029	—
Accounts payable	(534)	(4,765)	589
Accrued liabilities	(6,708)	56	(424)
Income tax payable	—	682	(123)
Deferred revenue and student deposits	(1,024)	1,453	(4,619)
Net cash provided by operating activities	61,030	57,211	56,014
Investing activities
Capital expenditures	(24,596)	(26,002)	(13,826)
Proceeds from sale of real property	—	—	844
Equity investment	(1,620)	(3,871)	(950)
Dividend received from equity investment	—	—	2,957
Notes receivable	6,000	(199)	—
Capitalized program development costs and other assets	(1,075)	(1,265)	(2,573)
Net cash used in investing activities	(21,291)	(31,337)	(13,548)
Financing activities
Cash paid for repurchase of common/restricted stock	(19,711)	(35,310)	(847)
Cash received from issuance of common stock	536	55	118
Excess tax benefit/(expense) from stock-based compensation	250	(519)	(1,120)
Net cash used in financing activities	(18,925)	(35,774)	(1,849)
Net increase (decrease) in cash and cash equivalents	20,814	(9,900)	40,617
Cash and cash equivalents at beginning of period	94,820	115,634	105,734
Cash and cash equivalents at end of period	$115,634	$105,734	$146,351
Supplemental disclosures of cash flow information
Income taxes paid	$21,631	$18,037	$16,637

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
Note 1. Nature of Business
American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 90,000 students through the operations of two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which is referred to in these financial statements as Hondros College of Nursing, or HCON, provides nursing education to students at five campuses in the State of Ohio as well as online to serve the needs of the nursing and healthcare communities. HCON is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education. In June 2016, HCON was notified that its Diploma in Practical Nursing and Associate Degree in Nursing programs have been granted pre-accreditation candidacy status by the National League for Nursing Commission for Nursing Education Accreditation effective through June 23, 2019.

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

Note 2. Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:
Basis of accounting.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates, or GAAP. Certain prior year amounts have been reclassified for comparative purposes to conform with the 2016 presentation.
Principles of consolidation. The accompanying consolidated financial statements include accounts of APEI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Use of estimates.  In preparing financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.
Cash and cash equivalents. The Company considers all short-term highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents.
Restricted cash. Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education. Restricted cash on the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2016 was $3.3 million and $1.6 million, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Consolidated Statements of Cash Flows because these restricted funds are a core activity of operations.
Accounts receivable.  Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments at any time or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or a tuition assistance program that remits payments directly to the subsidiary. When a student remits payment after a course or term has begun, accounts receivable is reduced. If payment is made prior to the start of a course or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when courses start, in the case of APUS, or allowed to start the term, in the case of HCON. If one of the various other payment options are confirmed as secured, the student is provided access to the online classroom or allowed to start the term. Generally, if no receipt is confirmed or payment option secured, the student will be dropped from the online course or not allowed to start the term. Therefore, billed amounts represent charges that have been prepared and sent to students or the applicable third-party payor according to the terms agreed upon in advance.
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
Property and equipment.  All property and equipment are carried at cost less accumulated depreciation and amortization, except the acquired assets of HCON, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. For tax purposes, different methods are used. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.
The Company’s Partnership At a DistanceTM system, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with this system have been capitalized in accordance with Accounting Standards Codification, or ASC, subtopic 350-40, (ASC 350-40) Accounting for the Costs of Computer Software

Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company also capitalizes certain costs for academic program development. These costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.
Investments. The Company accounts for its investments in less than majority owned companies under either the equity or cost method. The Company applies the equity method to investments when it has the ability to exercise significant influence, but does not control the operating and financial policies of the company. Investments accounted for under the equity method are initially recorded at cost. The pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as “Equity investment income / (loss).” The recoverability of the Company’s equity method investments is evaluated on an annual basis or sooner if there are indicators of impairment. The Company applies the cost method to investments when it does not have the ability to exercise significant influence over the operating and financial policies of the investment. Under the cost method, the investment is recorded at cost and any dividends received from the investment are recognized as income. The cost method investments are evaluated for impairment on an annual basis or sooner if there are indicators of impairment. The Company’s investments are presented on a one-line basis as “Investments” in the accompanying Consolidated Balance Sheets. Additional information regarding the Company’s investments is located in Note 6. Investments, in these Consolidated Financial Statements.

Notes receivable. The Company evaluates notes receivable by analyzing the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. The Company considers a note to be impaired when, based upon current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the terms of the note. Notes receivable are included in “Other assets” in the accompanying Consolidated Balance Sheets.

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company’s measurement of goodwill impairment involves a comparison of the estimated fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and, consequently, the amount of any goodwill impairment. Fair value is derived using a combination of valuation approaches. The market approach utilizes market based revenue and EBITDA multiples to estimate fair value. The income approach utilizes a discounted cash flow model to estimate fair value.

Indefinite-lived intangible assets are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company’s annual impairment testing is performed on or around each anniversary date of the HCON acquisition. For additional details regarding goodwill and indefinite-lived intangible assets refer to Note 7. Goodwill and Intangible Assets, in these Consolidated Financial Statements.

Valuation of long-lived assets.  The Company accounts for the valuation of long-lived assets under ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.
Revenue recognition.  The Company records all tuition as deferred revenue when a student begins an online course, in the case of APUS, or starts a term, in the case of HCON. At the beginning of each course or term, revenue is recognized on a pro rata basis over the period of the course or term, which is, for APUS, either an eight- or sixteen-week period and, for HCON, a quarterly term. This results in deferred revenue on the Company’s Consolidated Balance Sheets that includes future revenue that has not yet been earned for courses and terms that are in progress. The revenue recognition policies of each of the Company’s reportable segments are discussed below.

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
APUS refunds 100% of tuition for courses that are dropped before the conclusion of the first seven days of a course. The Company does not recognize revenue for dropped courses. After a course begins, APUS uses the following refund policy:

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
Students affiliated with certain organizations may have an alternate refund policy.

APUS recognizes revenue on a pro rata basis over the period of its courses as APUS completes the tasks entitling it to the benefits represented by such revenue. If a student withdraws during the academic term, APUS calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs. For those students who have an outstanding receivable balance at the date of withdrawal, APUS assesses collectability and recognizes as revenue those amounts where collectability is reasonably assured based on APUS’s history with similar student accounts. This policy was implemented on January 1, 2015. Previously, APUS recognized revenue for all student withdrawals and established an allowance for those receivables considered uncollectible. The Company does not believe that this change in policy has had a material effect on its results of operations or financial condition.

Other revenue includes charges for a technology fee per course. APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs. Prior to April 2015, APUS provided a grant to cover the technology fee for students using education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. After April 1, 2015, the technology fee grant was no longer applied to students using VA education benefits. APUS charged a transfer credit evaluation fee and eliminated the fee in March 2016. The transfer credit evaluation fee was for securing official transcripts on behalf of the student and evaluating the transcripts for transfer credit.
Students also are charged graduation, late registration, transcript request and comprehensive examination fees, when applicable. In accordance with ASC 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, other fees also include book purchase commissions APUS receives for graduate student book purchases and ancillary supply purchases students make directly from APUS’s preferred book vendor.

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

Withdrawal Date	Tuition Refund Percentage
Before first full calendar week of the quarter	100%
During first full calendar week of the quarter	75%
During second full calendar week of the quarter	50%
During third full calendar week of the quarter	25%
During fourth full week of the quarter	No Refund

Students affiliated with certain organizations may have an alternate refund policy.

HCON recognizes revenue on a pro rata basis over the academic term. If a student withdrawals during the term, HCON calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.

Other revenue includes application fees as well as fees for testing, books and supplies, lab, technology and graduation.

Deferred Revenue and student deposits. Deferred revenue and student deposits at December 31, 2015 and 2016 was $29,727,000 and $20,639,000, respectively.
The Company provides scholarships to certain students, including employees and eligible dependents, to assist them financially and promote their registration. Scholarship assistance of $2,589,000, $7,583,000 and $18,021,000 was provided for the years ended December 31, 2014, 2015 and 2016, respectively, and is included as a reduction to revenue in the accompanying Consolidated Statements of Income.
Advertising costs.   Advertising costs are expensed as incurred during the year pursuant to ASC 720-35. Advertising expenses for the years ended December 31, 2014, 2015 and 2016 were $50,950,000, $42,226,000 and $39,450,000 respectively, and are included in selling and promotional costs in the accompanying Consolidated Statements of Income.
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
There were no material uncertain tax positions as of December 31, 2014, 2015 or 2016. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.
Stock-based compensation.   The Company accounts for stock-based payments in accordance with ASC 718, Stock Compensation, which requires companies to expense share-based compensation based on fair value. Stock-based payments may include: incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing.

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
Accounting Pronouncements. We consider the applicability and impact of all Accounting Standards Updates, or ASUs. ASUs issued but not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial position and/or results of operations.
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, as well as other various sections of the ASC. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. More judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard also includes a cohesive set of disclosure requirements including comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was initially intended to be effective for fiscal years, and the interim periods within these fiscal years, beginning on or after December 15, 2016. In August, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This standard defers for one year the effective date of ASU 2014-09. The deferral will result in this standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. Entities must use either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.

In addition to ASU 2015-14, there have been three new ASUs issued amending certain aspects of ASU 2014-09.

•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), issued in March 2016, clarified certain aspects of the principal versus agent guidance.

•	ASU No. 2016-10, Identifying Performance Obligations and Licensing, issued in April 2016, clarifies guidance related to identifying performance obligations and licensing implementation.

•
ASU No. 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, issued in May 2016, provides amendments and practical expedients in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09.

ASU 2014-09 requires identifying performance obligations by the Company and the Customer. As a result, the revenue recognition period may be extended in certain limited instances for APUS tuition and technology fee revenue. APUS graduation fee revenue, included in the Company’s other revenue, is currently recognized at the time the application for graduation is submitted by the student. The new standard may extend the revenue recognition period for this revenue stream. The Company is currently evaluating the impact of the new standard on other APUS and HCON revenue streams.
The Company is evaluating which transition approach to use and additional impacts that the new revenue recognition standard and subsequent updates will have on its Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. The Company’s adoption of this standard did not have a material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). The standard requires customers to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, customers must account for fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, customers must account for the arrangement as a service contract. ASU 2015-05 was effective for the Company for the fiscal year ending December 31, 2016. The prospective adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively and instead allows recognition of measurement-period adjustments during the period in which the amount of the adjustment is determined. This standard was effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and deferred tax liabilities be classified as non-current on the balance sheet rather than being separated into current and non-current. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis. The Company does not plan to early adopt, will apply the guidance prospectively, and currently anticipates that the implementation of this standard will not have a material impact on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and to recognize the changes in fair value within net income. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently assessing the impact of the adoption of this standard and does not currently anticipate it will have a material impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases in addition to disclosing certain key information about leasing arrangements. Entities may elect not to recognize lease assets and liabilities for most leases with terms of 12 months or less. Expenses related to finance leases will be the sum of interest on the lease obligation and amortization of the right-of use asset and expenses related to operating leases will generally be recognized on a straight-line basis. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This standard is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not plan to early adopt and is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, changing how entities account for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and could introduce volatility to the Company’s provision for income taxes. Excess tax benefits must be presented as an operating activity on the statement of cash flows rather than a financing activity. ASU 2016-09 requires companies to make an accounting policy election at the time of adoption to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The forfeiture election provision must be applied using a retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has elected the forfeiture option to continue to estimate the number of awards that are expected to vest. The Company estimates the adoption of 2016-09 may increase its reported income tax expense between $400,000 and $700,000 in the first quarter of 2017 and between $600,000 and $900,000 in the first quarter of 2018 due to expiring stock options with an option price greater than the current stock price. Other increases in income tax expense may occur throughout the year for the vesting of restricted stock, determined by the stock price at the end of each reporting period.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted with fiscal years beginning after December 15, 2018. The Company is evaluating the impact this standard will have on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in FASB Accounting standards Codification (ASC) Topic 230, Statement of Cash Flows. The new guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business combination and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not plan to early adopt and is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if in the first interim period an entity issues interim financial statements. ASU 2016-16 must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which is included in FASB Accounting standards Codification (ASC) Topic 230, Statement of Cash Flows. The new guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not currently anticipate the new guidance will have a material impact on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, providing a framework for entities to use when determining whether a set of assets and activities constitutes a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to the excess, but limited to the total amount of goodwill allocated to the reporting unit. The guidance must be applied on a prospective basis and disclosure of the nature of and reason for the change in accounting principle is required upon transition. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements.

Note 3. Acquisition Accounting

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

As part of the transaction, the Company and the selling stockholders of HCON agreed to an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, as it relates to the acquisition of HCON by the Company. A Section 338(h)(10) election is an election made jointly by buyer(s) and seller(s) to treat a stock acquisition as an asset acquisition for U.S. federal income tax purposes. The acquisition resulted in a preliminary estimate of fair value of its liability to the selling stockholders related to the Section 338(h)(10) election in the amount of $150,000, which was included in the initial goodwill allocation. Prior to December 31, 2014, the Company revised its estimate of the fair value of its liability to HCON’s selling stockholders related to the Section 338(h)(10) election to approximately $636,000. As a result, the total adjusted aggregate purchase price and the amount of goodwill were revised to $46.8 million and $38.6 million, respectively.

The fair value of identified intangible assets acquired was determined using one of the following three valuation methodologies:

•	Cost approach;

•	Income approach; or

•	Market approach.

		(in thousands)
Fair value consideration transferred:
Cash		$46,128
Fair Value of IRC 338(h)(10) election		636
Total fair value consideration transferred		$46,764

Recognized amounts of identifiable tangible assets acquired and liabilities assumed:
Assets acquired		$4,834
Liabilities assumed		4,786
Assets acquired in excess of liabilities assumed		$48

	Useful Life
Recognized identified intangible assets:
Student contracts and relationships	6 years	$3,870
Trade name	Indefinite	1,998
Curricula	3 years	405
Accreditation, licensing and Title IV	Indefinite	1,686
Affiliate agreements	Indefinite	37
Non-compete agreements	5 years	86
Total recognized identified intangible assets		$8,082

Goodwill		$38,634

Note 4. Property and Equipment
Property and equipment at December 31, 2015 and 2016 consisted of the following:

	Useful Life	2015	2016
		(in thousands)
Land	—	$9,501	$9,394
Building and building improvements	27.5 - 39 years	58,429	54,541
Leasehold improvements	up to 15 years	1,002	1,208
Office equipment	5 years	2,322	2,219
Computer equipment	3 years	25,179	22,492
Furniture and fixtures	7 years	8,124	8,036
Other capital assets	5 years	1,829	128
Software development	5 years	74,737	79,452
Program development	3 years	4,920	6,966
		186,043	184,436
Accumulated depreciation and amortization		76,762	86,749
		$109,281	$97,687
Assets held for sale of $2.1 million are excluded from the $97.7 million in property and equipment in the above table. For additional information see “Note 5. Assets Held for Sale” in these Consolidated Financial Statements.

For the year ended December 31, 2016, the Company’s APEI Segment disposed $5.0 million in long-lived assets, primarily consisting of a loss that resulted from the abandoned development of a new student course registration system. It was no longer probable that development would be completed and the software placed in service due to programming difficulties that could not be resolved in a timely basis and without additional cost. The original carrying value of the software and incurred cost was $4.0 million. The losses on long-lived assets are included as loss on disposals of long-lived assets in these Consolidated Financial Statements.

During the years ended December 31, 2014, 2015 and 2016, the Company recorded depreciation expense of $14,980,000, $19,626,000 and $18,674,000, respectively. In addition, the Company recorded amortization expense related to other assets of $1,141,000, $894,000, and $710,000 during the years ended December 31, 2014, 2015 and 2016, respectively.

Note 5: Assets Held For Sale
Assets held for sale represent excess real property located in Charles Town, West Virginia for our APEI Segment, which is no longer in use due to the relocation of employees to a new facility. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria. As such, the property is recorded at the lower of the carrying value or fair value, less cost to sell, until such time as the asset is sold. The fair value of the asset of $2.1 million, as determined by an independent appraisal, was less than the carrying value, and therefore the Company recognized a loss of $0.5 million for the year ended December 31, 2016.
In addition, for the year ended December 31, 2016, the Company’s APEI segment sold certain excess real property located in Charles Town, West Virginia, with a carrying value of $1.1 million for a net sales price of $0.8 million. This property was no longer in use due to the relocation of employees to another facility. In connection with this sale, the Company recorded a loss on sale of $0.3 million.

In connection with the items noted above, the Company’s APEI segment had a loss on assets held for sale of $0.8 million included in loss on assets held for sale in these Consolidated Financial Statements.

Note 6: Investments

On September 30, 2012, the Company made a $6.8 million investment in preferred stock of NWHW Holdings, Inc., or NWHW Holdings, a holding company that operates an information technology training company, New Horizons Worldwide,

Inc., or New Horizons, representing approximately 20% of the fully diluted equity of NWHW Holdings. During the year ended December 31, 2016, the Company received a dividend of $3.0 million from NWHW Holdings. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of NWHW Holdings. The Company accounts for its investment in New Horizons under the equity method of accounting. Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 22% of its fully diluted equity. On February 1, 2016 the Company made an additional $950,000 investment in preferred stock. As of December 31, 2016 the Company owned approximately 23% of its fully diluted equity. Fidelis Education offers a learning relationship management platform that has the goal of improving education advising and career mentoring services offered to students as they pursue college degrees. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Fidelis Education. The Company accounts for its investment in Fidelis Education under the equity method of accounting. Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On April 2, 2014, the Company made a $1.5 million investment in preferred stock of Second Avenue Software, Inc., or Second Avenue Software, representing approximately 26% of its fully diluted equity. Second Avenue Software is a game-based education software company that develops software on a proprietary and “work-for-hire” basis. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Second Avenue Software. The Company accounts for its investment in Second Avenue Software under the equity method of accounting. Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment.

On December 21, 2015, the Company made a $3.5 million investment in preferred stock of RallyPoint, an online social network for members of the military, representing approximately 14% of its fully diluted equity. The Company accounts for its investment in RallyPoint using the cost method of accounting.

The Company evaluated its cost method investments for impairment as of December 31, 2016 and estimated that the fair value of its cost method investments was at least equal to its carrying value as of that date. The aggregate carrying amount of the Company’s cost method investments presented on its Consolidated Balance Sheet as of December 31, 2015 and December 31, 2016 is $4.1 million. Unless indicators of impairment exist, the fair value of the Company’s cost method investments is not estimated in any period where it is not practicable to estimate the fair value of such investments.

Note 7. Goodwill and Intangible Assets

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

In addition to goodwill, HCON recorded a total of $8.1 million of identifiable intangible assets at the acquisition date. HCON recorded identified intangible assets with an indefinite useful life in the aggregate amount of $3.7 million, which includes trade names, accreditation, licensing and Title IV, and affiliate agreements. HCON recorded $4.4 million of identified intangible assets with a definite useful life. At the acquisition date, the useful life assigned to each type of intangible asset with a definite useful life was as follows:

Useful Life
Student contracts and relationships	6 years
Curricula	3 years
Non-compete agreements	5 years

The future amortization of intangible assets is as follows (in thousands):

2017	$598
2018	563
2019	322
2020 and beyond	—
Total	$1,483

In August 2016, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. Due to relevant circumstances that included: (1) HCON’s under performance against internal targets; (2) the challenging higher education competitive and regulatory environment, particularly for proprietary institutions; (3) overall financial performance; and (4) the uncertain status of ACICS, the Company concluded it was more likely than not the fair value of HCON was less than its carrying amount; therefore, the Company proceeded with step one of the goodwill impairment test as of August 31, 2016. Step one of the goodwill impairment test identified that HCON’s fair value was less than the carrying value. Accordingly, step two testing was completed in order to determine the amount of the impairment. In step two, the fair value of all assets and liabilities was estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the recorded goodwill to determine the amount of impairment. Step two testing indicated that the fair value of goodwill was $33.9 million or $4.7 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $4.7 million to reduce the carrying value of its goodwill.

The Company utilized an independent valuation firm to determine the fair value of HCON. The independent valuation firm weighted the results of four different valuation methods: (1) discounted cash flow; (2) guideline company method; (3) guideline transaction method - comparable transactions; and (4) guideline transaction method - private equity transactions. Under the income approach, fair value was determined based on estimated discounted future cash flows of HCON. The cash flows were discounted by an estimated risk weighted-average cost of capital, which was intended to reflect the overall level of inherent risk of HCON. Under the market approach, pricing terms from other transactions in the higher education market were used to determine the value of HCON. Values derived under the four valuation methods were then weighted to estimate HCON’s enterprise value.

The goodwill impairment charge recorded in the quarter ended September 30, 2016 eliminated the difference between the fair value of goodwill and the book value of goodwill. As such, future changes, including minor changes, in revenue, operating income, valuation multiples, discount rates and other inputs to the valuation process may result in future impairment charges and those charges may be material.

As of October 31, 2016, the Company completed step one of the goodwill impairment test as part of its annual assessment. Step one of the goodwill impairment test concluded that HCON’s fair value was more than the carrying value; consequently, there was no impairment. The method and estimates used in the step one test were consistent with those used in the August 31, 2016 impairment testing.

Changes in the carrying amount of goodwill by reportable segment during fiscal year ending December 31, 2015 and December 31, 2016 are as follows (in thousands):

	APEI Segment	HCON Segment	Total Goodwill

Goodwill as of December 31, 2014	$—	$38,634	$38,634
Impairment	—	—	—
Goodwill as of December 31, 2015	$—	$38,634	$38,634
Impairment	—	(4,735)	(4,735)
Goodwill as of December 31, 2016	$—	$33,899	$33,899

The following table presents the components of the net carrying amount of goodwill by reportable segment as of December 31, 2015 (in thousands):

	APEI Segment	HCON Segment	Total Goodwill

Gross carrying amount of Goodwill as of December 31, 2014	$—	$38,634	$38,634
Accumulated impairment	—	—	—
Net Carrying amount of Goodwill as of December 31, 2015	$—	$38,634	$38,634

The following table presents the components of the net carrying amount of goodwill by reportable segment as of December 31, 2016 (in thousands):

	APEI Segment	HCON Segment	Total Goodwill

Gross carrying amount of Goodwill as of December 31, 2015	$—	$38,634	$38,634
Accumulated impairment	—	(4,735)	(4,735)
Net Carrying amount of Goodwill as of December 31, 2016	$—	$33,899	$33,899

Other intangible assets, included in Other Assets on the Consolidated Balance Sheets in these Consolidated Financial Statements, consist of the following as of December 31, 2016 (in thousands):

	2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Curricula	$405	$405	$—
Non-compete agreements	86	54	32
Student contracts and relationships	3,870	2,419	1,451
Total finite-lived intangible assets	4,361	2,878	1,483
Indefinite-lived intangible assets
Trade name	1,998	—	1,998
Accreditation, licensing and Title IV	1,686	—	1,686
Affiliation agreements	37	—	37
Total indefinite-lived intangible assets	3,721	—	3,721
Total intangible assets	$8,082	$2,878	$5,204

Identified intangible assets are amortized in a manner that reflects the estimated economic benefit of the intangible assets. Curricula and Non-compete agreements are amortized on a straight-line basis. Student contracts and relationships are amortized using an accelerated method.
Determining the fair value of HCON requires judgment and the use of significant estimates and assumptions, including revenue growth rates, EBITDA margins, discount rates and future market conditions, among others. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCON’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not achieved, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

Note 8. Operating Leases

The APEI Segment leases office space in Maryland and Virginia under operating leases that expire through September 2018. HCON operates five campuses in Ohio, located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton and Toledo under operating leases that expire through June 2029. Rent expense related to the APEI Segment’s operating leases was $1,666,000, $1,094,000 and $584,000 for the years ended December 31, 2014, 2015 and 2016, respectively. Rent expense related to the HCON Segment’s operating leases was $2,212,000, $2,347,000, and $2,528,000 for the years ended December 31, 2014, 2015 and 2016, respectively.
The minimum rental commitments due under the operating leases are as follows (in thousands):

Years Ending December 31,	Combined

2017	$2,207
2018	1,891
2019	1,761
2020	1,803
2021 and beyond	7,555
Total minimum rental commitment	$15,217

Note 9. Income Taxes
The components of income tax expense for the years ended December 31, 2014, 2015 and 2016 were as follows (in thousands):

	2014	2015	2016

Current income tax expense:
Federal	$19,404	$17,910	$13,518
State	3,252	2,322	1,877
	22,656	20,232	15,395
Deferred tax expense:
Federal	2,623	(241)	(424)
State	(129)	81	(31)
	2,494	(160)	(455)
Income Tax Expense	$25,150	$20,072	$14,940

The tax effects of principal temporary differences are as follows (in thousands):

	2015	2016

Deferred tax assets:
Stock option compensation expense	$1,336	$1,057
Allowance for doubtful accounts	4,988	3,079
Accrued vacation and severance	576	798
Restricted stock	1,830	1,874
Investment	19	168
	8,749	6,976
Deferred tax liabilities:
Income tax deductible capitalized software development costs	(11,275)	(11,827)
Property and equipment	(4,688)	(2,208)
Prepaid expenses	(2,016)	(1,716)
	(17,979)	(15,751)
Deferred tax liabilities, net	$(9,230)	$(8,775)
Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to permanent tax differences, and the application of state apportionment laws, as follows (in thousands):

	2014		2015		2016
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$23,110	35.00%	$18,370	35.00%	$13,683	35.00%
State taxes, net	1,985	3.01%	1,590	3.03%	1,278	3.27%
Permanent differences	228	0.35%	278	0.53%	221	0.56%
Other	(173)	(0.27)%	(166)	(0.32)%	(242)	(0.62)%
	$25,150	38.09%	$20,072	38.24%	$14,940	38.21%
Permanent differences in the table above are mainly attributable to minority investment earnings and/or losses, nondeductible meals and entertainment expenses, and non-deductible employer contributions to the American Public Education, Inc. Employee Stock Purchase Plan, or ESPP.
The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For U.S. federal and state tax purposes, tax years 2013-2016 remain open to examination.

Note 10. Other Employee Benefits
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
In June 2015, the Company’s 401(k) retirement plan was amended so that effective August 31, 2015, the Company’s 401(k) retirement plan no longer allows participants to invest future contributions in the Company’s common stock. The Company’s 401(k) retirement plan completely removed the Company’s common stock as an investment election on June 30, 2016. Any of the Company's common stock held by 401(k) retirement plan participants as of June 30, 2016 was sold and automatically re-allocated to an age-appropriate mutual fund.
The Company made discretionary contributions to the plan of $3,270,000, $3,309,000 and $3,284,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008 with quarterly enrollment periods. Eligible participants may only enter the plan and establish their withholdings at the start of an enrollment period. Participating employees may withdraw from the plan and end payroll deductions any time up to five days before the share purchase date and funds will be returned to them. Under the ESPP, participating employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually or the value of the common stock purchased per participant cannot exceed $25,000. There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP. On June 13, 2014, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes. Shares purchased in the open market for issuance to employees pursuant to the plan for the years ended December 31, 2014, 2015 and 2016 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2014	4,961	$35.08	$29.82	$26,095
June 30, 2014	5,180	$34.38	$29.22	$26,729
September 30, 2014	5,246	$26.99	$22.94	$21,246
December 31, 2014	3,931	$36.87	$31.34	$21,738
Total/Weighted Average	19,318	$33.06	$28.10	$95,808
March 31, 2015	4,322	$29.98	$25.49	$19,406
June 30, 2015	5,443	$25.72	$21.86	$21,010
September 30, 2015	4,939	$23.45	$19.93	$17,385
December 31, 2015	6,822	$18.61	$15.82	$19,033
Total/Weighted Average	21,526	$23.80	$20.23	$76,834
March 31, 2016	4,617	$20.63	$17.54	$14,267
June 30, 2016	3,617	$28.10	$23.89	$15,228
September 30, 2016	4,991	$19.81	$16.84	$14,823
December 31, 2016	3,717	$24.80	$21.08	$13,827
Total/Weighted Average	16,942	$22.90	$19.46	$58,145

Note 11. Stockholders’ Equity
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
The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2013	190,761	$38.61
Shares granted	272,550	36.73
Vested shares	(87,445)	38.69
Shares forfeited	(15,097)	41.64
Non vested, December 31, 2014	360,769	$37.03
The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2014	360,769	$37.03
Shares granted	127,469	35.15
Vested shares	(164,144)	37.85
Shares forfeited	(30,675)	36.76
Non vested, December 31, 2015	293,419	$35.86

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2015	293,419	$35.86
Shares granted	336,434	16.34
Vested shares	(152,714)	35.83
Shares forfeited	(39,168)	25.46
Non vested, December 31, 2016	437,971	$21.54
There were no shares of restricted stock or restricted stock units excluded in the computation of diluted net income per common share for the year ended December 31, 2016. The Company recognized income tax benefits of $2,022,000, $2,467,000, and $2,064,000 from vested restricted stock and restricted stock units for the years ended December 31, 2014, 2015 and 2016, respectively.
At December 31, 2016, total unrecognized compensation expense in the amount of $5.1 million relates to non-vested restricted stock and restricted stock units which will be recognized over a weighted average period of 1.6 years.
As a result of termination of employment, the Company accepted the following common shares for forfeiture: 15,097 shares for $628,639 in 2014, 22,066 shares for $815,886 in 2015, and 31,370 shares for $611,335 in 2016.
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
A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2014 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2013	501,202	$28.82
Options granted	—	$—
Awards exercised	(46,198)	$13.66
Options forfeited	(20,603)	$37.04
Outstanding, December 31, 2014	434,401	$30.04	2.14	$3,080
Exercisable, December 31, 2014	434,401	$30.04	2.14	$3,080
A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2015 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2014	434,401	$30.04
Options granted	—	$—
Awards exercised	(55,382)	$3.29
Options forfeited	(49,147)	$35.97
Outstanding, December 31, 2015	329,872	$33.65	1.30	$359
Exercisable, December 31, 2015	329,872	$33.65	1.30	$359
A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2016 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2015	329,872	$33.65
Options granted	—	$—
Awards exercised	(16,878)	$7.00
Options forfeited	(53,025)	$37.09
Outstanding, December 31, 2016	259,969	$34.68	0.53	$246
Exercisable, December 31, 2016	259,969	$34.68	0.53	$246
The following table summarizes information regarding stock option exercises:

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Proceeds from stock options exercised	$631	$182	$118
Intrinsic value of stock options exercised	$1,033	$1,057	$290
Tax benefit from exercises	$193	$54	$94
There were 365,832, 317,961 and 247,993 anti-dilutive stock options excluded from the calculation of diluted net income per common share for the years ended December 31, 2014, 2015 and 2016, respectively.
Stock-Based Compensation Expense
As of December 31, 2016, there were 437,971 shares subject to outstanding awards under the 2011 Incentive Plan, and 259,969 shares subject to outstanding awards under the 2007 Incentive Plan and the 2002 Stock Plan.
For the years ended December 31, 2014, 2015 and 2016, the Company recognized $5,369,000, $5,912,000 and $5,211,000 in stock-based compensation expense, and recognized a total income tax benefit of $2,022,000, $2,467,000 and $2,064,000, respectively.

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Instructional costs and services	$1,274	$1,598	$1,497
Selling and promotional	568	684	672
General and administrative	3,527	3,630	3,042
Total stock-based compensation expense	$5,369	$5,912	$5,211
Repurchase
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

During the year ended December 31, 2016, the Company did not repurchase shares of the Company’ s common stock, par value $0.01 per share. The chart below provides detail as to the maximum number of shares that may yet be purchased under the existing plans.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1, 2016	—	$—	—	—	$148,008
January 1, 2016 – January 31, 2016	—	—	—	315,231	148,008
February 1, 2016 – February 29, 2016	—	—	—	315,231	148,008
March 1, 2016 – March 31, 2016	—	—	—	315,231	148,008
April 1, 2016 – April 30, 2016	—	—	—	316,935	148,008
May 1, 2016 – May 31, 2016	—	—	—	316,935	148,008
June 1, 2016 – June 30, 2016	—	—	—	330,816	148,008
July 1, 2016 – July 31, 2016	—	—	—	336,125	148,008
August 1, 2016 – August 31, 2016	—	—	—	336,125	148,008
September 1, 2016 – September 30, 2016	—	—	—	336,125	148,008
October 1, 2016 – October 31, 2016	—	—	—	336,434	148,008
November 1, 2016 – November 30, 2016	—	—	—	336,434	148,008
December 1, 2016 – December 31, 2016	—	—	—	336,434	148,008
Total	—	—	—	336,434	$148,008

1.
On December 9, 2011, the Company’s Board of Directors approved a stock repurchase program for our common stock, under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued in that year under the Company’s equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program may be suspended or discontinued at any time, and is funded using the Company’s available cash.

2.
On May 14, 2012, the Company’s Board of Directors authorized a program to repurchase up to $20 million of shares of the Company’s common stock. On each of March 14, 2013, June 13, 2014, and June 12, 2015 the Company’s Board of Directors increased the authorization by an additional $15 million of shares, for a cumulative increase of $45 million of shares and a total authorization of $65 million of shares. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in the open market or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors as the Company deems appropriate.

3.
The Company was deemed to have repurchased 56,272 and 49,512 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants during the 12 months ended December 31, 2015 and 2016, respectively. During the 12 months ended December 31, 2014, the Company was deemed to have repurchased 30,973 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants and to cover the exercise and minimum tax-withholding requirements of expiring stock options. These repurchases were not part of the stock repurchase program authorized by the Company’s Board of Directors.

During the years ended December 31, 2014 and 2015, the Company repurchased and retired 530,962, and 1,322,846, shares of common stock, respectively. No shares of common stock were repurchased and retired in 2016.

Note 12. Contingencies
From time to time the Company may be involved in litigation in the normal course of its business. The Company is not currently subject to any pending material legal proceedings.

Note 13. Concentration
APUS students utilize various payment sources and programs to finance tuition. These programs include funds from DoD tuition assistance programs, VA education benefit programs, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s operations. As of December 31, 2016 approximately 54% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from students by primary funding source for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016
Title IV programs	36%	32%	29%
DoD tuition assistance programs	35%	35%	36%
VA education benefits	18%	21%	22%
Cash and other sources	11%	12%	13%
As of December 31, 2016 approximately 84% of the HCON Segment’s revenue was derived from students who received federal student aid and approximately 2.5% of the HCON Segment’s revenue was derived from students who received veteran’s education benefits.
A reduction in or change to any of these programs could have a significant impact on the Company’s operations and financial condition.

Note 14. Segment Information
The Company has two operating segments that are managed in the following reportable segments:
•American Public Education Segment, or APEI Segment, and
•Hondros College of Nursing Segment, or HCON Segment.

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for APEI and HCON.
A summary of financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Revenue
American Public Education Segment	$319,879	$297,439	$283,941
Hondros College of Nursing Segment	30,141	30,471	29,198
Total Revenue	$350,020	$327,910	$313,139
Depreciation and Amortization
American Public Education Segment	$14,859	$19,337	$18,029
Hondros College of Nursing Segment	1,262	1,183	1,355
Total Depreciation and Amortization	$16,121	$20,520	$19,384
Income from continuing operations before interest income and income taxes
American Public Education Segment	$62,499	$48,967	$41,916
Hondros College of Nursing Segment	3,333	3,314	(3,640)
Total income from continuing operations before interest income and income taxes	$65,832	$52,281	$38,276
Interest Income, Net
American Public Education Segment	$361	$115	$116
Hondros College of Nursing Segment	—	—	—
Total Interest Income, Net	$361	$115	$116
Income Tax Expense
American Public Education Segment	$23,861	$18,788	$16,322
Hondros College of Nursing Segment	1,289	1,284	(1,382)
Total Income Tax Expense	$25,150	$20,072	$14,940
Capital Expenditures
American Public Education Segment	$24,273	$24,541	$12,912
Hondros College of Nursing Segment	323	1,461	914
Total Capital Expenditures	$24,596	$26,002	$13,826

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
	2015	2016
Assets
American Public Education Segment	$245,649	$271,436
Hondros College of Nursing Segment	53,778	49,276
Total Assets	$299,427	$320,712

Note 15. Subsequent Events
On February 24, 2017, ACICS notified HCON of its intention to issue a show-cause directive on HCON’s Practical Nursing program at the Cleveland, Ohio campus because the placement rates for the Practical Nursing program at this location were between 50 - 59.9% for two consecutive years. At this time, the Company is unable to predict the impact of this development and possible outcomes on its enrollments and results of operations.

Note 16. Quarterly Financial Summary (unaudited)
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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2016
Revenue	$83,966	$76,745	$73,803	$78,625
Income from continuing operations	16,007	10,697	429	11,259
Net income	10,340	6,596	326	6,893
Net income per common share:
Basic	$0.64	$0.41	$0.02	$0.43
Diluted	$0.64	$0.41	$0.02	$0.42
2015
Revenue	$85,444	$80,263	$76,291	$85,912
Income from continuing operations before income taxes	14,481	11,607	10,549	15,759
Net income	8,793	7,073	6,757	9,791
Net income per common share:
Basic	$0.51	$0.42	$0.41	$0.61
Diluted	$0.51	$0.42	$0.41	$0.60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Our independent auditors, RSM US LLP, who audited and reported on the Consolidated Financial Statements of the Company included in this Annual Report, have also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in its report that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Public Education, Inc.

We have audited American Public Education, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. American Public Education, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, American Public Education, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Public Education, Inc. and its Subsidiaries as of December 31, 2015 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion.

/s/  RSM US LLP
Richmond, VA
March 1, 2017

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers
Pursuant to General Instruction G(3) of Form 10-K, information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
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
Additional Information
The additional information regarding directors, executive officers, and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2016 with respect to our 2017 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2016 with respect to our 2017 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2016 with respect to our 2017 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence and Leadership Structure” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2016 with respect to our 2017 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2016 with respect to our 2017 Annual Meeting of Stockholders.

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

AMERICAN PUBLIC EDUCATION, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2016:
American Public Education Segment	$10,286	$4,861	$(10,435)	$4,712
Hondros College of Nursing Segment	2,726	1,898	(1,259)	3,365
Allowance for receivables	$13,012	$6,759	$(11,694)	$8,077
Year ended December 31, 2015:
American Public Education Segment	$8,461	$11,203	$(9,378)	$10,286
Hondros College of Nursing Segment	2,238	1,511	(1,023)	2,726
Allowance for receivables	$10,699	$12,714	$(10,401)	$13,012
Year ended December 31, 2014:
American Public Education Segment	$11,452	$17,480	$(20,471)	$8,461
Hondros College of Nursing Segment	1,723	1,344	(829)	2,238
Allowance for receivables	$13,175	$18,824	$(21,300)	$10,699

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	March 1, 2017	By:	/s/ Dr. Wallace E. Boston
		Name:	Dr. Wallace E. Boston
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Dr. Wallace E. Boston	March 1, 2017	President, Chief Executive Officer and Director
Dr. Wallace E. Boston		(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	March 1, 2017	Executive Vice President and
Richard W. Sunderland, Jr.		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Barbara G. Fast	March 1, 2017	Chairperson of the Board of Directors
Barbara G. Fast

/s/ Eric C. Andersen	March 1, 2017	Director
Eric C. Andersen

/s/ Jean C. Halle	March 1, 2017	Director
Jean C. Halle

/s/ Barbara Kurshan	March 1, 2017	Director
Barbara Kurshan

/s/ Timothy J. Landon	March 1, 2017	Director
Timothy J. Landon

/s/ Westley Moore	March 1, 2017	Director
Westley Moore

/s/ William G. Robinson, Jr.	March 1, 2017	Director
William G. Robinson, Jr.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fourth Amended and Restated Bylaws of the Company (10)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
10.1+	American Public Education, Inc. 2002 Stock Incentive Plan, as amended (2)
10.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan (2)
10.3+	Form of Indemnification Agreement with directors and executive officers (2)
10.4+	Amended and Restated Employment Agreement dated May 31, 2016, by and between American Public University System, Inc., American Public Education, Inc. and Wallace E. Boston, Jr. (3)
10.5+	Amended and Restated Employment Agreement dated April 28, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Harry T. Wilkins (3)
10.6+	Letter Agreement dated November 6, 2015, by and between American Public Education, Inc. and Harry T. Wilkins (4)
10.7+	Employment Agreement dated August 1, 2014 by and among American Public University System, Inc., American Public Education, Inc. and Carol Gilbert (5)
10.8+	Letter Agreement dated December 15, 2016 by and among American Public Education, Inc. and Carol Gilbert (10)
10.9+	Amended and Restated Executive Employment Agreement dated May 31, 2016, by and among American Public University System, Inc., American Public Education, Inc. and Karan Powell (5)
10.10+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (5)
10.11+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.12+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (6)
10.13+	American Public Education, Inc. 2011 Omnibus Incentive Plan (7)
10.14+	APUS Non-Qualified Plan (8)
10.15	Stock Purchase Agreement, dated August 28, 2013, by and among, the Company National Education Seminars, Inc., the Selling Stockholders, the Founders and the Stockholder Representative (9)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of RSM US LLP (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 2, 2014.
(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 6, 2015.
(5)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.

(6)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 10, 2011.
(8)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(9)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-33810), filed with the Commission on November 5, 2013.

(10)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on December 15, 2016.
(11)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 1, 2016.
(12)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 001-33810), filed with the Commission on August 9, 2016.