Form 10-Q
period 2017-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2017-05-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The total number of shares of common stock outstanding as of May 5, 2017 was 16,233,962.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of March 31, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$147,804	$146,351
Accounts receivable, net of allowance of $6,748 in 2017 and $8,077 in 2016	6,200	6,949
Prepaid expenses	7,397	5,327
Income tax receivable	4,233	—
Total current assets	165,634	158,627
Property and equipment, net	95,728	97,687
Assets held for sale	2,100	2,100
Investments	14,651	14,611
Goodwill	33,899	33,899
Other assets, net	8,305	8,696
Total assets	$320,317	$315,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,837	$6,853
Accrued liabilities	11,822	14,124
Deferred revenue	23,174	20,639
Income tax payable	—	559
Total current liabilities	39,833	42,175
Deferred income taxes	11,363	8,775
Total liabilities	51,196	50,950

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,233 issued and outstanding in 2017; 16,109 issued and outstanding in 2016	162	161
Additional paid-in capital	177,002	177,061
Retained earnings	91,957	87,448
Total stockholders’ equity	269,121	264,670
Total liabilities and stockholders’ equity	$320,317	$315,620

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenue	$75,688	$83,966
Costs and expenses:
Instructional costs and services	28,956	29,708
Selling and promotional	15,435	16,469
General and administrative	17,756	16,669
Loss on disposals of long-lived assets	490	261
Depreciation and amortization	4,744	4,889
Total costs and expenses	67,381	67,996
Income from continuing operations before interest income and income taxes	8,307	15,970
Interest income	11	37
Income from continuing operations before income taxes	8,318	16,007
Income tax expense	3,849	6,267
Equity investment income	40	600
Net income	$4,509	$10,340
Net Income per common share:
Basic	$0.28	$0.64
Diluted	$0.28	$0.64
Weighted average number of common shares:
Basic	16,190,061	16,038,243
Diluted	16,320,858	16,171,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Operating activities
Net income	$4,509	$10,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,744	4,889
Stock-based compensation	1,246	1,502
Equity investment income	(40)	(600)
Deferred income taxes	2,588	1,975
Loss on disposals of long-lived assets	490	261
Other	20	18
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	749	(643)
Prepaid expenses and other assets	(2,196)	(438)
Income tax receivable	(4,233)	(981)
Accounts payable	(2,016)	907
Accrued liabilities	(2,783)	2,182
Income taxes payable	(559)	—
Deferred revenue	2,535	640
Net cash provided by operating activities	5,054	20,052
Investing activities
Capital expenditures	(1,670)	(3,139)
Capitalized program development costs and other assets	(627)	(82)
Equity investment	—	(950)
Net cash used in investing activities	(2,297)	(4,171)
Financing activities
Cash paid for repurchase of common stock	(1,402)	(630)
Cash received from issuance of common stock	98	—
Excess tax benefit from stock-based compensation	—	(1,000)
Net cash used in financing activities	(1,304)	(1,630)
Net increase in cash and cash equivalents	1,453	14,251
Cash and cash equivalents at beginning of period	146,351	105,734
Cash and cash equivalents at end of period	147,804	119,985
Supplemental disclosure of cash flow information
Income taxes paid	6,052	6,956

The accompanying notes are an integral part of these Consolidated Financial Statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 88,800 students through the operations of two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students at five campuses in the State of Ohio as well as online to serve the needs of the nursing and healthcare communities. HCN is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education. In June 2016, HCN was notified that its Diploma in Practical Nursing and Associates Degree in Nursing Programs have been granted pre-accreditation candidacy status by the National League for Nursing Commission for Nursing Education Accreditation.

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

The Company’s operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities at APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Note 2. Summary of Significant Accounting Policies

Basis of presentation and accounting

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain prior year amounts have been reclassified for comparative purposes to conform with the current presentation.

Principles of consolidation

The accompanying unaudited interim Consolidated Financial Statements include accounts of APEI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, or Annual Report.

Index

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in these unaudited interim Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each subsidiary institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets was $1.5 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows because these restricted funds are related to a core activity of its operations.
Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates, or ASUs, issued by the Financial Accounting Standards Board, or FASB. ASUs issued but not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial position and/or results of operations.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and deferred tax liabilities be classified as non-current on the balance sheet rather than being separated into current and non-current. This standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The guidance permitted either retrospective or prospective application. The Company adopted this ASU effective January 1, 2017 and it was applied retrospectively. As a result, the $5.1 million current deferred tax asset as of December 31, 2016 was reclassified against the $13.9 million non-current deferred tax liability on the Company’s Consolidated Balance Sheets in these Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, changing how entities account for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and could introduce volatility to the Company’s provision for income taxes. Excess tax benefits must be presented as an operating activity on the statement of cash flows rather than a financing activity. ASU 2016-09 requires companies to make an accounting policy election at the time of adoption to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The forfeiture election provision must be applied using a retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU No, 2016-09 effective January 1, 2017 and elected to continue to estimate the number of awards that are expected to vest using the forfeiture option. The adoption of 2016-09 increased the Company’s income tax expense by approximately $0.5 million for the period ending March 31, 2017 and may increase reported income tax expense between $0.6 million and $0.9 million in the first quarter of 2018 due to expiring stock options with an exercise price greater than the current stock price. Other increases in income tax expense may occur throughout the year for the vesting of restricted stock, determined by the stock price at the end of each reporting period.

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

There have been no other applicable material pronouncements issued since the filing of the Company’s Annual Report.

Index

Note 3. Property and Equipment

All property and equipment is recorded at cost less accumulated depreciation, except the acquired assets of HCN, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Different depreciation and amortization methods are used for tax purposes. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.

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

The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. Losses incurred on long-lived assets are included as loss on disposals of long-lived assets in these unaudited interim Consolidated Financial Statements.

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

Note 5. Investments

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

On September 30, 2012, the Company made a $6.8 million investment in preferred stock of NWHW Holdings, Inc., or NWHW Holdings, a holding company that operates an information technology training company, New Horizons Worldwide, Inc., or New Horizons, representing approximately 19.9% of the fully diluted equity of NWHW Holdings. During the three months ended September 30, 2016, the Company received a dividend of $3.0 million from NWHW Holdings. The Company accounts for its investment in NWHW Holdings using the equity method of accounting, and therefore recorded a corresponding reduction in the carrying amount of its investment.

Note 6. Goodwill and Intangible Assets

In connection with its November 1, 2013 acquisition of HCN, the Company applied ASC 805, Business Combinations, using the acquisition method of accounting. The Company recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the net assets acquired and the fair value assigned to identified intangible assets, and recorded $8.1 million of identified intangible assets.

                In conjunction with the preparation of the Company’s September 30, 2016 financial statements, the Company completed an interim goodwill assessment and recorded a $4.7 million impairment. Subsequently, the Company completed its annual goodwill assessment and determined that the fair value exceed the carrying value. In the first quarter, a qualitative assessment of goodwill was completed in connection with the preparation of these unaudited interim Consolidated Financial Statements. The qualitative assessment concluded that goodwill was not impaired as of March 31, 2017.

Index

Note 7. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were 134,757 anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2017 compared to 250,834 anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2016.

Note 8. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal and state tax purposes, the tax years from 2013 to 2016 remain open to examination.

The Company recognized income tax expense for the three months ended March 31, 2017 and March 31, 2016 of $3.8 million and $6.3 million, respectively, or effective tax rates of 46.1% and 37.7%, respectively. The increase in the effective tax rate is primarily due to the implementation of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) which resulted in an additional $0.5 million in additional income tax expense in the current year period. Under ASU No. 2016-09, excess tax benefits and tax deficiencies associated with stock based compensation must be recognized in the income statement and in operating activities on the statements of cash flows. Previously, the excess tax benefits and tax deficiencies were recorded in additional paid-in capital under stockholders’ equity on the balance sheet and under financing activities on the statements of cash flow. Because expiring stock options with an exercise price greater than the current stock price expired during the quarter, the reversal of the tax benefit that was reported when the stock options were issued is now recorded in the income statement.

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

Restricted Stock and Restricted Stock Unit Awards

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The table below summarizes the restricted stock and restricted stock unit awards activity for the three months ended March 31, 2017 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2016	437,971	$21.54
Shares granted	243,650	$23.25
Vested shares	(169,241)	$25.76
Shares forfeited	(12,778)	$21.73
Non-vested, March 31, 2017	499,602	$21.20

Index

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

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2016	259,969	$34.68	0.53	246
Options granted	—	$—
Awards exercised	(14,002)	$6.99
Awards forfeited	(115,600)	$34.83
Outstanding, March 31, 2017	130,367	$37.52	0.75	$—

Exercisable, March 31, 2017	130,367	$37.52	0.75	$—

Stock-Based Compensation Expense

Stock-based compensation expense charged against income during the three months ended March 31, 2017 and 2016 is as follows (unaudited):

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Instructional costs and services	$312	$430
Selling and promotional	175	184
General and administrative	759	888
Stock-based compensation expense in operating income	1,246	1,502
Tax benefit	(494)	(595)
Stock-based compensation expense, net of tax	$752	$907

As of March 31, 2017, there was $9.2 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock and restricted stock units. The total remaining cost is expected to be recognized over a weighted average period of 2.4 years.

Note 10. Segment Information

The Company has two operating segments that are managed in the following reportable segments:

•American Public Education Segment, or APEI Segment; and

Index

•Hondros College of Nursing Segment, or HCN Segment.

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APEI Segment and HCN Segment.

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
American Public Education Segment	$68,129	$76,265
Hondros College of Nursing Segment	7,559	7,701
Total Revenue	$75,688	$83,966
Depreciation and amortization:
American Public Education Segment	$4,406	$4,579
Hondros College of Nursing Segment	338	310
Total Depreciation and amortization	$4,744	$4,889
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$7,927	$15,237
Hondros College of Nursing Segment	380	733
Total income from continuing operations before interest income and income taxes	$8,307	$15,970
Interest income, net:
American Public Education Segment	$11	$37
Hondros College of Nursing Segment	—	—
Total Interest income, net	$11	$37
Income tax expense:
American Public Education Segment	$3,689	$5,975
Hondros College of Nursing Segment	160	292
Total Income tax expense	$3,849	$6,267
Capital expenditures:
American Public Education Segment	$1,566	$2,854
Hondros College of Nursing Segment	104	285
Total Capital expenditures	$1,670	$3,139

Index

A summary of the Company’s consolidated assets by reportable segment is as follows (current period unaudited):

	As of March 31, 2017	As of December 31, 2016
	(Unaudited)
	(In thousands)
Assets:
American Public Education Segment	$271,650	$267,260
Hondros College of Nursing Segment	48,667	48,360
Total Assets	$320,317	$315,620

Note 11. Commitments and Contingencies

The Company accrues for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters when such costs are probable and can be reasonably estimated. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s estimate of such costs, which may vary from the ultimate costs and expenses associated with any such contingency.

From time to time the Company may be involved in litigation in the normal course of its business. The Company is not currently subject to any pending material legal proceedings.

Note 12: Concentration

APUS students utilize various payment sources and programs to finance their educational expenses. These programs include funds from: Department of Defense, or DoD, tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA education benefits; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s business, operations, financial condition and cash flows. A summary of APEI Segment revenue derived from APUS students by primary funding source for the three months ended March 31, 2017 and March 31, 2016 is included in the table below (unaudited).

	Three Months Ended March 31,
	2017	2016
DoD tuition assistance programs	37.0%	36.0%
Title IV programs	27.0%	29.0%
VA education benefits	22.0%	22.0%
Cash and other sources	14.0%	13.0%
HCN students also utilize various payment sources and programs to finance their educational expenses, including Title IV programs and VA education benefits. For the three months ended March 31, 2017 and 2016, approximately 83.6% and 85.0%, respectively, of the HCN Segment’s revenue was derived from Title IV programs.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or “APEI,” and its subsidiary institutions collectively unless the context indicates otherwise. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Annual Report.

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 88,800 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military and public safety communities. APUS is an online university system, which includes: American Military University, or AMU, which is focused on educating military students, and American Public University, or APU, which is focused on educating non-military students.

Index

APUS has approximately 87,100 students and offers 106 degree programs and 103 certificate programs in diverse fields of study including business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies, intelligence, and homeland security. APUS is regionally accredited by the Higher Learning Commission, or HLC.

In connection with the previously disclosed organizational realignment of APUS, HLC requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC prior approval. On December 22, 2016, APUS submitted the requested change-of-structure application. HLC is currently reviewing APUS’s application and as part of the review process conducted an on-site visit to APUS in early May 2017. If HLC determines that the shared services model must be approved by HLC, then we anticipate that the HLC Board of Trustees will consider and act on APUS’s application during its meeting in June 2017. HLC had planned to visit APUS in February 2017 as part of a standard mid-cycle review. However, as a result of the change-of-structure application process, HLC agreed to postpone that mid-cycle review until early 2018. We are unable to predict whether HLC will approve APUS’s application and whether or not such approval will be subject to limitations or conditions. Further, we are unable to predict what changes, if any, HLC may require to APUS’s organizational realignment and how such changes may impact our business, operations, financial condition, results of operations, and cash flows.

In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. The program review remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether ED will place any liability or other limitations on APUS as a result of the review.

In April 2015, APUS implemented an admissions process requiring prospective students to complete a free, noncredit admissions assessment. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. For example, in April 2017, APUS strengthened the verification process implementing new procedures for prospective non-military students, and we currently expect that in July 2017 APUS will implement a process requiring enhanced verification of prospective student’s prior transcripts. Even if our admissions process initiatives are successful in achieving the desired result of identifying and enrolling students that are likely to succeed and improving the student experience, they could result in adverse impacts on APUS enrollments. These initiatives require significant time, energy and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows and financial condition.

For more information on the potential risks associated with these APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 1,700 students at five campuses in the State of Ohio, as well as online. HCN offers a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN Program. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. HCN also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN Program, predominately to students in Ohio.

We acquired HCN on November 1, 2013. In January 2016, we received a letter from ED approving the change in ownership and control of HCN and granting HCN provisional certification to participate in Title IV programs until December 31, 2018. HCN received a fully executed Provisional Program Participation Agreement, or PPPA, in February 2016. While provisionally certified, HCN operates under the PPPA, which requires HCN to apply for and receive approval from the Secretary of Education before initiating any substantial changes, such as establishing an additional location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed, offering academic programs at higher than the bachelor’s degree level, or adding a new education program. In June 2016, ED approved HCN’s application to open a new campus in suburban Toledo, Ohio. HCN had previously obtained required approvals from the Accrediting Council of Independent Colleges and Schools, or ACICS, the OBN, and the Ohio State Board of Career Colleges and Schools. The new campus began operations in January 2017. HCN incurred expenses related to the start-up of the new campus. We cannot predict whether HCN’s new campus will be successful or how it will impact our results of operations, cash flows, or financial condition.

Index

Each of HCN’s campuses is nationally accredited by ACICS. By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS, as discussed more fully in “Regulatory and Legislative Activity” below in this Quarterly Report and in our Annual Report. We believe that the uncertain status of ACICS as a recognized accrediting agency has had a negative impact on HCN’s revenue and enrollments; we are unable to predict whether this trend may continue.

ACICS requires accredited institutions to submit annually certain campus-level and program-level data (e.g., retention rates, placement rates, and licensure exam pass rates) for purposes of monitoring student achievement against established requirements, including minimum “standards” and expected “benchmarks.” To satisfy ACICS’s standards, the retention rate, placement rate, and licensure exam pass rate each must exceed 60%. To satisfy ACICS benchmarks, each rate must exceed 70%. If ACICS determines that an institution’s campus-level or program-level data do not satisfy one or more standards or benchmarks, ACICS may take certain actions. In January 2017, ACICS published a new policy, effective December 6, 2016, that defines in terms of metric ranges when a particular action will be taken at the campus and program levels, including placement on student achievement review and reporting status, issuance of a compliance warning, issuance of a show-cause directive, or issuance of an adverse action.

For the reporting year July 1, 2015 through June 30, 2016, several HCN campuses and programs did not satisfy ACICS student achievement measures. As a result, HCN received notices from ACICS, particularly with respect to the Cleveland campus, which received a program-level Show-Cause Directive, that was later vacated, for the PN Program at that campus, a Compliance Warning for the campus, a program-level Compliance Warning for the ADN Program at that campus, and was placed on campus-level Student Achievement Review and Reporting status. The Dayton campus also was placed on campus-level Student Achievement Review and Reporting status.

•
Program-level Show-Cause Directive. On February 24, 2017, ACICS notified HCN that, based on its initial calculation of the student achievement measures for the PN Program at the Cleveland campus, unless HCN notified ACICS that it was discontinuing that program, ACICS would issue a show-cause letter requiring HCN to demonstrate why ACICS approval of the PN Program at the Cleveland campus should not be withdrawn. ACICS took such action under the new policy because the placement rates initially reported for the PN Program at the Cleveland campus were between 50 - 59.9% for two consecutive years. Because HCN did not notify ACICS that it was discontinuing the PN Program at the Cleveland campus, HCN received a program-level Show-Cause Directive on March 9, 2017. Subsequently, on March 21, 2017, ACICS notified HCN that ACICS had granted HCN’s request to supplement the data that was used to calculate certain HCN placement rates, including the 2016 placement rate for the PN Program at the Cleveland campus that in part resulted in the Show-Cause Directive. On May 5, 2017, ACICS notified HCN that based on inclusion of the additional data, the 2016 placement rate for the PN Program at the Cleveland campus was 60%, which satisfies the ACICS “standard” but does not satisfy the ACICS “benchmark.” As a result, ACICS vacated the program-level Show-Cause Directive. We anticipate that HCN may receive a program-level Compliance Warning for the PN Program at the Cleveland campus. If a Compliance Warning is issued, HCN may be required to prepare or submit certain information to ACICS, including: an Improvement Plan that includes specific activities that have been implemented to improve the programs that are impacting campus-level placement rates, and additional updated placement rate information.

•
Campus-Level Compliance Warning. HCN received a notice from ACICS on April 10, 2017 that ACICS had issued a campus-level Compliance Warning for the Cleveland campus. ACICS took such action under the new policy because the campus-level placement rate for the Cleveland campus, which is calculated based on placements for the PN Program and the ADN Program, was between 50 - 59.9% for one year in 2016. The campus-level placement rate utilized to issue the Compliance Warning included the supplemental data discussed above. In response to the Compliance Warning, HCN is required to submit certain information to ACICS by June 1, 2017, including: an Improvement Plan that includes specific activities that have been implemented to improve the programs that are impacting campus-level placement rates; and additional placement rate information for the period July 1, 2016 to March 31, 2017. According to the April 10, 2017 notice, ACICS will review the information at its August 2017 meeting.

•
Compliance Warning for the ADN Program. HCN received a notice from ACICS on April 27, 2017 that ACICS had issued a program-level Compliance Warning for the ADN Program at the Cleveland campus. ACICS took such action under the new policy because, taking into account the supplemental data discussed above, the program-level placement rate for the ADN Program at the Cleveland campus was between 50 - 59.9% for one year in 2016. In response to the Compliance Warning, HCN is required to develop an

Index

Improvement Plan that includes specific activities being considered and in progress for purposes of positively impacting the program-level placement rate.

•
Campus-Level Student Achievement Review and Reporting at Cleveland and Dayton. ACICS notified HCN on April 26, 2017 that ACICS had placed the Cleveland and Dayton campuses on campus-level Student Achievement Review and Reporting status. ACICS took such action under the new policy because the campus-level retention rate for each of the Cleveland and Dayton campuses was between 60 - 69.9% for one year in 2016. In response to being placed on Student Achievement Review and Reporting status, HCN is required, with respect to each of the Cleveland and Dayton campuses, to implement an Improvement Plan that includes specific activities being considered for purposes of positively impacting campus-level retention rates. HCN staff for each campus may also be required to attend ACICS’s Student Achievement Workshop/Webinar.

HCN has an in-process application for accreditation by Accrediting Bureau of Health Education Schools, or ABHES, a national accreditor for allied health schools that is recognized by ED for federal student financial aid purposes. ABHES policies require that institutions and programs applying for ABHES accreditation must advise ABHES immediately of any adverse or potentially adverse action, including a show-cause directive, by another accrediting agency. HCN timely notified ABHES of the ACICS Show-Cause Directive and HCN’s response. ABHES also reserves the right not to grant initial accreditation if an institution is on probation or an equivalent status imposed by another accrediting agency. At this time, we cannot predict how ABHES will respond to ACICS’s actions described above, including how they will impact any decision with respect to initial accreditation of HCN or any of HCN’s programs or campuses as part of that initial accreditation decision.

We believe HCN’s revenue has been negatively impacted due to decreased enrollment in HCN’s ADN Program as a result of strengthened completion requirements in its PN Program, which is the primary source of students for its ADN Program, and the addition of night and weekend courses, which has resulted in students taking fewer total courses each academic term as some students who would otherwise have studied on a full-time basis are now pursuing courses on a part-time basis. Additionally, in January 2016, HCN implemented curriculum changes that caused recruiting challenges, that we believe resulted in fewer new students choosing to pursue their studies at HCN during 2016. We are unable to predict whether this trend may continue.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. Regulations of the OBN require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Counseling on Licensing Exam, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain such pass rate, the program may face various consequences. On March 8, 2017, OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years, which we believe has been negatively affected by the pass rates at HCN’s Cleveland campus over the last several years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval continues to fail to meet the requirements, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw its approval of the program pursuant to an adjudication proceeding. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, and its NCLEX pass rates for the PN and ADN Programs have increased in recent periods. Any consequences that result from this situation may have an adverse impact on our results of operations, cash flows, and financial condition.

For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report.

Regulatory and Legislative Activity

As more fully explained in our Annual Report, service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense, or DoD tuition assistance program. Service members may use the DoD tuition assistance program to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by the Secretary of Education. Under a DoD final rule effective January 7, 2013, each institution participating in the DoD tuition assistance program is required to sign a DoD developed standard Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in the DoD tuition assistance program. Both

Index

APUS and HCN have signed the MOU. HCN is currently awaiting DoD’s approval to participate in the DoD tuition assistance program. We do not anticipate that participation in the DoD tuition assistance program will have a material impact on HCN’s revenue or enrollments.

By signing the MOU, APUS agreed to, among other things, participate in DoD’s Third Party Education Assessment. In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which will replace the former process, the Military Voluntary Education Review. The ICP will utilize a sampling approach to review regularly the 2,700 educational institutions that participate in the DoD tuition assistance programs. Each year, DoD will select randomly 200 institutions and use a risk-based model to select 50 additional institutions. The risk-based model will take into account several data elements, including: rate of course completion; total verified complaints; changes in enrollment of students receiving tuition assistance; ratio of graduation rate relative to cost per course; changes in graduation rate; and total number of enrollment transactions processed. The ICP will be an iterative process with three stages. After each stage, DoD will narrow the list of institutions subject to heightened review in the following stage. DoD will share the findings from each stage with other government agencies and regulators. An institution that is selected and has no issues will be exempt from random selection for three years and from risk-based selection for one year. By signing the MOU, APUS also agreed to participate in the ICP when requested. APUS was notified on May 8, 2017 that it is included in the first set of 250 institutions selected to participate in the ICP. Institutions must resolve any assessment report findings and provide corrective actions taken within six months. In instances when the resolution action cannot be completed within six months, the institution must submit a status report every three months until the finding is resolved. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the MOU and termination of the institution’s participation in the DoD tuition assistance programs.

In early May 2017, the Coast Guard announced that the funding limit for active duty Coast Guard members using DoD tuition assistance for fiscal year 2017 was expected to be exhausted in mid to late May 2017. Once these funds are exhausted, tuition assistance for active duty Coast Guard members will be suspended and no new tuition assistance applications will be accepted or authorized for the remainder of the fiscal year ending September 30, 2017. Approximately 3% of the course starts paid through DoD tuition assistance programs at APUS from June 2016 through September 2016 were by active duty Coast Guard members. At this time, we are unable to predict the impact that this announcement will have on our net course registrations at APUS, or whether other services will implement similar changes. For more information related to the DoD tuition assistance program and its potential risks, please refer to our Annual Report.

As more fully explained in our Annual Report, by decision dated December 12, 2016, the Secretary of the U.S. Department of Education, or ED, withdrew and terminated ED’s recognition of ACICS. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation in the Title IV programs on a provisional basis for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. ED has indicated that during the period of provisional participation it will deem an ACICS-accredited institution to hold recognized accreditation and will require the institution to comply with certain conditions and restrictions. On December 21, 2016, HCN and ED executed a revised PPPA and addendum to the PPPA in which HCN agreed to comply with ED’s conditions and requirements. HCN has an in-process application for accreditation by the Accrediting Bureau of Health Education Schools, or ABHES. ABHES is a national accreditor for allied health schools recognized by ED.

On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the United States District Court for the District of Columbia. ACICS asked the court to stay the Secretary’s decision terminating ACICS’s recognition status, restore ACICS’s recognition status, and enjoin ED from enforcing the requirements for ACICS-accredited institutions, including those set forth in ED’s PPPA. On December 20, 2016, the court denied ACICS’s request for a temporary restraining order, and on February 21, 2017, the court denied ACICS’s request for a preliminary injunction. On March 31, 2017, ACICS filed a motion for summary judgment seeking to vacate the Secretary’s decision terminating ACICS’s recognition status and requesting that the court return ACICS’s petition for continued recognition to ED for reconsideration. On April 29, 2017, ED filed a cross-motion for summary judgment. Briefing on the motions is expected to be completed as of May 26, 2017, and the court may schedule a hearing to assist in its consideration of the motions.

As discussed more fully in our Annual Report, on November 1, 2016, ED published final regulations to establish a new federal standard and a process for determining whether a Direct Loan borrower has a defense to repayment on a Direct Loan based on an act or omission of an institution. Those regulations become effective July 1, 2017. On January 19, 2017, ED published additional regulations to establish procedural rules governing the two-part borrower defense and recovery proceedings where ED asserts borrower defense claims on behalf of a group of borrowers. The regulations published January

Index

19, 2017 also amend ED’s existing regulations governing the process used to assess a fine, limitation, suspension, or termination against an institution by adding procedures through which ED may seek to recover a monetary liability assessed against an institution under the borrower defense regulations. The regulations published on January 19, 2017 were effective immediately.

Under the Higher Education Act of 1965, or HEA, as amended, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.” On October 31, 2014, ED published final regulations related to gainful employment, referred to as the Final GE Regulations. On March 7, 2017, ED announced that it will provide institutions subject to the Final GE Regulations additional time to comply with certain aspects of the Final GE Regulations. Institutions will have until July 1, 2017 to submit an alternative earnings appeal to the debt-to-earnings rates that were released by ED in January 2017. Institutions also will have until July 1, 2017 to update disclosures for each of their GE programs using the 2017 disclosure template published by ED on January 19, 2017.

We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report.

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three month period ended March 31, 2017, our consolidated revenue decreased from $84.0 million to $75.7 million, or by 9.9%, over the comparable prior year period.  Our operating margins decreased from 19.0% to 11.0% for the three month period ended March 31, 2017, over the comparable prior year period.

For the three month period ended March 31, 2017, APEI Segment revenue decreased from $76.3 million to $68.1 million, or by 10.7%, over the comparable prior year period. Net course registrations at APUS decreased 9.4% for the three month period ended March 31, 2017, over the comparable prior year period. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty. APEI Segment operating margins decreased from 20.0% to 11.6% for the three month period ended March 31, 2017, over the comparable prior year period.

For the three month period ended March 31, 2017, HCN Segment revenue decreased from $7.7 million to $7.6 million, or by 1.8%, over the comparable prior year period. Enrollment at HCN for the three month period ended March 31, 2017 decreased from 1,850 to 1,710, or approximately 7.5%, as compared to the same date in 2016. HCN student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty. HCN Segment operating margins decreased from 9.5% to 5.0% for the three month period ended March 31, 2017, over the comparable prior year period.

We believe these changes in revenue and operating margins are primarily due to the factors discussed below in the “Results of Operations” section of this Management’s Discussion and Analysis.

Critical Accounting Policies and Use of Estimates

For information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the year ending

Index

December 31, 2017, our Compensation Committee approved an annual incentive arrangement generally applicable to senior management employees, with the aggregate amount of any awards payable dependent upon the achievement of certain Company financial and operational goals as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding incentive awards is not expected to be made until after the results for the year ending December 31, 2017 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We recognized an aggregate of approximately $0.6 million of expense during the three month period ended March 31, 2017, associated with our 2017 incentive-based compensation plan.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has experienced rapid changes due to technological developments, evolving student needs, regulatory challenges, an uncertain economy, and increased competition. We believe that these factors have contributed to a decline in enrollments at our institutions and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the “Overview” section of this Management’s Discussion and Analysis, that we believe over the long term may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful over the long term and cannot guarantee that we will be able to reverse our revenue decline. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of our institutions’ decline in enrollments and revenue, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to our Annual Report and the “Overview” section of this Management’s Discussion and Analysis.

Our consolidated results for the three months ended March 31, 2017 and 2016 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

Index

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.3	35.4
Selling and promotional	20.4	19.6
General and administrative	23.4	19.9
Loss on disposals of long-lived assets	0.6	0.3
Depreciation and amortization	6.3	5.8
Total costs and expenses	89.0	81.0

Income from continuing operations before interest income and income taxes	11.0	19.0

Income from continuing operations before income taxes	11.0	19.0
Income tax expense	5.1	7.5
Equity investment gain	0.1	0.7
Net Income	6.0%	12.2%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue. Our consolidated revenue for the three months ended March 31, 2017 was $75.7 million, a decrease of $8.3 million, or 9.9%, compared to $84.0 million for the three months ended March 31, 2016. The revenue decrease was a result of a 9.4% decrease in net course registrations in our APEI Segment and a 7.5% decrease in enrollments at our HCN segment.

Costs and expenses. Costs and expenses for the three months ended March 31, 2017 were $67.4 million, a decrease of $0.6 million, or 0.9%, compared to $68.0 million for the three months ended March 31, 2016. The decrease in costs and expenses was primarily due to reductions in advertising expense, employee compensation, and bad debt expense that were partially offset by increases in employee benefits costs, professional fees, and loss on disposals of long-lived assets in our APEI Segment. Costs and expenses as a percentage of revenue increased to 89.0% for the three months ended March 31, 2017, from 81.0% for the three months ended March 31, 2016. The increase in costs and expenses as a percentage of revenue was primarily due to consolidated revenue decreasing at a rate greater than the decrease in our total costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2017 were $29.0 million, representing a decrease of 2.5% from $29.7 million for the three months ended March 31, 2016. The decrease in instructional costs and services expenses was primarily the result of a decrease in employee compensation expenses in our APEI Segment. Instructional costs and services expenses as a percentage of revenue were 38.3% for the three months ended March 31, 2017, compared to 35.4% for the three months ended March 31, 2016. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue decreasing at a rate greater than the decrease in our instructional costs and services expenses.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2017 were $15.4 million, representing a decrease of 6.3% from $16.5 million for the three months ended March 31, 2016. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses. Selling and promotional expenses as a percentage of revenue increased to 20.4% for the three months ended March 31, 2017, from 19.6% for the three months ended March 31, 2016. The increase in selling and promotional expenses as a percentage of revenue was due to our consolidated revenue decreasing at a rate greater than the decrease in our selling and promotional expenses.

Index

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2017 were $17.8 million, representing an increase of 6.5% from $16.7 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily related to professional fees and employee benefits partially offset by a decrease in bad debt expense in our APEI Segment. Bad debt expense for the three months ended March 31, 2017 was $1.4 million, or 1.9% of revenue, compared to $2.1 million, or 2.5% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 23.4% for the three months ended March 31, 2017, from 19.9% for the three months ended March 31, 2016. The increase in general and administrative expenses as a percentage of revenue was due to the increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended March 31, 2017 was $0.5 million as compared to $0.3 million for the three months ended March 31, 2016.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.7 million and $4.9 million for the three months ended March 31, 2017 and 2016, respectively. Depreciation and amortization expenses as a percentage of revenue increased to 6.3% for the three months ended March 31, 2017, from 5.8% for the three months ended March 31, 2016. The increase in depreciation and amortization expenses as a percentage of revenue was due to the decrease in consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses, were $1.2 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 9. Stock-Based Compensation” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Income tax expense. We recognized income tax expense for the three months ended March 31, 2017 and March 31, 2016 of $3.8 million and $6.3 million, respectively, or effective tax rates of 46.1% and 37.7%, respectively. The increase in our effective tax rate is primarily due to the implementation of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) which resulted in $0.5 million in additional income tax expense in the current year period. Under ASU No. 2016-09, excess tax benefits and tax deficiencies associated with stock based compensation must be recognized in the income statement and in operating activities on the statements of cash flow. Previously, the excess tax benefits and tax deficiencies were recorded in additional paid-in capital under stockholders’ equity on the balance sheet and under financing activities on the statements of cash flow. Because expiring stock options with an option price greater than the current stock price expired during the quarter, the reversal of the tax benefit that was reported when the stock options were issued is now recorded in the income statement.

Equity investment income. Equity investment income was $0.04 million for the three month period ended March 31, 2017. For the three month period ended March 31, 2016, we recognized $0.6 million in equity investment income, which was primarily the result of $0.7 million in income related to our share of earnings from NWHW Holdings, Inc.’s favorable adjustment of its deferred tax asset valuation allowance.

Net income. Our net income was $4.5 million for the three months ended March 31, 2017, compared to net income of $10.3 million for the three months ended March 31, 2016, a decrease of $5.8 million. This decrease was related to the factors discussed above.

Index

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
American Public Education Segment	$68,129	$76,265
Hondros College of Nursing Segment	7,559	7,701
Total Revenue	$75,688	$83,966
Income from continuing operations before interest income and income taxes:
American Public Education Segment	$7,927	$15,237
Hondros College of Nursing Segment	380	733
Total income from continuing operations before interest income and income taxes	$8,307	$15,970

APEI Segment

For the three months ended March 31, 2017, the $8.1 million decrease to approximately $68.1 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased to approximately 86,800 during the three months ended March 31, 2017, a decrease of 9.4% compared to the same period in 2016. We believe that the decrease in APUS’s net course registrations for the three months ended March 31, 2017 was primarily attributable to challenges associated with competition for students and challenges in the military market. Income from continuing operations before interest income and income taxes in our APEI Segment was $7.9 million during the three months ended March 31, 2017, a decrease of 48.0% compared to the same period of 2016, primarily as a result of decreased revenue.

HCN Segment

For the three months ended March 31, 2017, the $0.1 million decrease to approximately $7.6 million in revenue in our HCN Segment for the three months ended March 31, 2017 was due to decreases in enrollment that we believe resulted, at least in part, from the continuing effects of decreased enrollments of new students in 2016 as a result of HCN’s January 2016 implementation of curriculum changes. Income from continuing operations before interest income and income taxes was $0.4 million during the three months ended March 31, 2017, a decrease of 48.2% compared to the same period of 2016, primarily as a result of decreased revenue.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the three months ended March 31, 2017 and March 31, 2016 with cash provided by operating income. Cash and cash equivalents were $147.8 million and $146.4 million at March 31, 2017 and December 31, 2016, respectively, representing an increase of $1.4 million, or 1.0%

We derive a significant portion of our revenue from tuition assistance programs from the DoD. Generally, these funds are received within 60 days of the start of the courses to which they relate. Another significant source of revenue is derived from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course. These factors, together with the number of courses starting each month, affect our operating cash flow.

We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide

Index

adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. Capital expenditures could be higher in the future as a result of, among other things, expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We expect that we will continue to make expenditures to invest in strategic opportunities and to enhance our business capabilities. We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. We may need additional capital in connection with any change in our current level of operations, including if we were to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

Operating Activities

Net cash provided by operating activities was $5.1 million and $20.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The decrease in cash from operating activities was primarily due to lower net income, changes in working capital due to the timing of payments and receipts, including employee payroll, and increased payments of additional compensation in the current year period.

Investing Activities

Net cash used in investing activities was $2.3 million and $4.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. This decrease was primarily related to decreased capital expenditures and equity investments partially offset by increased capitalized program development costs.

Financing Activities

Net cash used in financing activities was $1.3 million and $1.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2017 was primarily related to less cash being expended for the repurchase of our common stock and the accounting change for stock based compensation. For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2017.

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2017. We maintain our cash and cash equivalents in bank deposit accounts, which may exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Index

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At March 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2017. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016, or the Annual Report, and all of the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the Securities and Exchange Commission. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. With the exception of the following, there have been no material changes in the risk factors set forth in the Risk Factors section of our Annual Report.

Participation in the tuition assistance programs of the DoD requires compliance with numerous regulations, with which the failure to comply could lead to a loss of an ability to participate in these programs or other adverse events.

In order to participate in the DoD tuition assistance programs, institutions must, among other things, comply with a Memorandum of Understanding, or MOU, that specifies terms and conditions of participation in DoD tuition assistance programs. By signing the MOU, APUS agreed to participate in DoD’s Third Party Education Assessment. In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which will replace the former process, the Military Voluntary Education Review. The ICP will utilize a sampling approach to review regularly the 2,700 educational institutions that participate in the DoD tuition assistance programs. Each year, DoD will select randomly 200 institutions and use a risk-based model to select 50 additional institutions. The risk-based model will take into account several data elements, including: rate of course completion; total verified complaints; changes in enrollment of students receiving tuition assistance; ratio of graduation rate relative to cost per course; changes in graduation rate; and total number of enrollment transactions processed. The ICP will be an iterative process with three stages. After each stage, DoD will narrow the list of institutions subject for heightened review in the following stage. DoD will share the findings from each stage with other government agencies and regulators. An institution that is selected and has no issues will be exempt from random selection for three years and from risk-based selection for one year. By signing the MOU, APUS also agreed to participate in the ICP when requested. APUS was notified on May 8, 2017 that it is included in the first

Index

set of 250 institutions selected to participate in the ICP. Institutions must resolve any assessment report findings and provide corrective actions taken within six months. In instances when the resolution action cannot be completed within six months, the institution must submit a status report every three months until the finding is resolved. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the MOU and termination of the institution’s participation in the DoD tuition assistance programs. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

If ACICS loses its ability to serve as an accrediting agency for Title IV program purposes and HCN is unable to obtain recognition from another recognized accrediting agency, HCN would lose its ability to participate in Title IV programs and DoD tuition assistance programs.

By decision dated December 12, 2016 the Secretary of ED withdrew and terminated ED’s recognition of ACICS, which accredits HCN. As described below, ACICS has appealed the Secretary’s decision in the U.S. District Court for the District of Columbia. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation on a provisional basis in the Title IV programs for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. During this period of provisional participation, ED will deem an ACICS-accredited institution to hold recognized accreditation, and ED will require the institution to comply with additional conditions. ED will also impose certain additional requirements on ACICS-accredited institutions that do not meet certain milestones toward accreditation by another recognized accrediting agency. On December 21, 2016, HCN and ED executed a revised PPPA and addendum to the PPPA in which HCN agreed to comply with ED’s conditions and requirements. HCN has an in process application for accreditation by ABHES, an accrediting agency that is recognized by ED.

On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the U.S. District Court for the District of Columbia. ACICS asked the court to stay the Secretary’s decision terminating ACICS’s recognition status, restore ACICS’s recognition status, and enjoin ED from enforcing the requirements for ACICS-accredited institutions, including those set forth in ED’s PPPA. On December 20, 2016, the court denied ACICS’s request for a temporary restraining order, and on February 21, 2017, the court denied ACICS’s request for a preliminary injunction. On March 31, 2017, ACICS filed a motion for summary judgment seeking to vacate the Secretary’s decision terminating ACICS’s recognition status and requesting that the court return ACICS’s petition for continued recognition to ED for reconsideration. On April 29, 2017, ED filed a cross-motion for summary judgment. Briefing on the motions is expected to be completed as of May 26, 2017, and the court may schedule a hearing to assist in its consideration of the motions. If the court does not restore ACICS’s recognition status, HCN would not be eligible to participate in Title IV programs beyond June 12, 2018, unless HCN becomes accredited by another accrediting agency recognized by ED within that period. In addition, the approval status and in some cases funding provided by other agencies could be adversely affected by the loss of accreditation by ACICS.

The ineligibility of HCN to participate in Title IV programs would have a material adverse effect on HCN’s enrollments and on our revenue, results of operations, and financial condition.

ACICS adopted a more rigorous policy on student achievement measures, which resulted in, among other things, the PN Program at the HCN Cleveland campus receiving a Program-Level Show-Cause Directive on March 9, 2017 that was later vacated, the HCN Cleveland campus receiving a Compliance Warning on April 10, 2017, and the ADN Program at the HCN Cleveland campus receiving a Compliance Warning on April 27, 2017.

Beginning in 2012, ACICS, HCN’s accreditor, established requirements, including minimum “standards” and expected “benchmarks,” to measure student retention, graduate placement and licensure exam passage rates. To satisfy ACICS’s standards, the retention rate, placement rate, and licensure exam pass rate each must exceed 60%. To satisfy ACICS’s benchmarks, each rate must exceed 70%. If ACICS determines that an institution’s campus-level or program-level data does not satisfy one or more standards or benchmarks, ACICS may take certain actions. In January 2017, ACICS published a new policy, effective December 6, 2016, that defines in terms of metric ranges when a particular action will be taken at the campus and program levels, including placement on student achievement review and reporting status, issuance of a compliance warning, issuance of a show-cause directive, or issuance of an adverse action.

For the reporting year July 1, 2015 through June 30, 2016, several HCN campuses and programs did not satisfy ACICS student achievement measures. As a result, HCN received notices from ACICS primarily related to the Cleveland campus, which received a program-level Show-Cause Directive that was later vacated for the PN Program at that campus, a Compliance Warning for the campus, a program-level Compliance Warning for the ADN Program at that campus, and was

Index

placed on campus-level Student Achievement Review and Reporting status. The Dayton campus also was placed on a campus-level Student Achievement Review and Reporting status. On February 24, 2017, ACICS notified HCN that, based on its initial calculation of the student achievement measures for the PN Program at the Cleveland campus, unless HCN notified ACICS that it was discontinuing that program, ACICS would issue a show-cause letter requiring HCN to demonstrate why ACICS approval of the PN Program at the Cleveland campus should not be withdrawn. ACICS took such action under the new policy because the placement rates initially reported for the PN Program at the Cleveland campus were between 50 - 59.9% for two consecutive years. Because HCN did not notify ACICS that it was discontinuing the PN Program at the Cleveland campus, HCN received a program-level Show-Cause Directive on March 9, 2017. Subsequently, on March 21, 2017, ACICS notified HCN that ACICS had granted HCN’s request to supplement the data that was used to calculate certain HCN placement rates, including the 2016 placement rate for the PN Program at the Cleveland campus that in part resulted in the Show-Cause Directive. On May 5, 2017, ACICS notified HCN that based on inclusion of the additional data, the 2016 placement rate for the PN Program at the Cleveland campus was 60%, which satisfies the ACICS “standard” but does not satisfy the ACICS “benchmark.” As a result, ACICS vacated the program-level Show-Cause Directive. We anticipate that HCN may receive a program-level Compliance Warning for the PN Program at the Cleveland campus. If a Compliance Warning is issued, HCN may be required to prepare or submit certain information to ACICS, including: an Improvement Plan that includes specific activities that have been implemented to improve the programs that are impacting campus-level placement rates, and additional updated placement rate information.

HCN received a notice from ACICS on April 10, 2017 that ACICS had issued a campus-level Compliance Warning for the Cleveland campus. ACICS took such action under the new policy because the campus-level placement rate for the Cleveland campus, which is calculated based on placements for the PN Program and the ADN Program, was between 50 - 59.9% for one year in 2016. The campus-level placement rate utilized to issue the Compliance Warning included the supplemental data discussed above. In response to the Compliance Warning, HCN is required to submit certain information to ACICS by June 1, 2017, including: an Improvement Plan that includes specific activities that have been implemented to improve the programs that are impacting campus-level placement rates; and additional placement rate information for the period July 1, 2016 to March 31, 2017. According to the April 10, 2017 notice, ACICS will review the information at its August 2017 meeting.

HCN received a notice from ACICS on April 27, 2017 that ACICS had issued a program-level Compliance Warning for the ADN Program at the Cleveland campus. ACICS took such action under the new policy because, taking into account the supplemental data discussed above, the program-level placement rate for the ADN Program at the Cleveland campus was between 50 - 59.9% for one year in 2016. In response to the Compliance Warning, HCN is required to develop an Improvement Plan that includes specific activities being considered and in progress for purposes of positively impacting the program-level placement rate.

ACICS notified HCN on April 26, 2017 that ACICS had placed the Cleveland and Dayton campuses on campus-level Student Achievement Review and Reporting status. ACICS took such action under the new policy because the campus-level retention rate for each of the Cleveland and Dayton campuses was between 60 - 69.9% for one year in 2016. In response to being placed on Student Achievement Review and Reporting status, HCN is required, with respect to each of the Cleveland and Dayton campuses, to implement an Improvement Plan that includes specific activities being considered for purposes of positively impacting campus-level retention rates. HCN staff for each campus may also be required to attend ACICS’s Student Achievement Workshop/Webinar.

If any of the HCN campuses or programs fails to satisfy ACICS achievement measures, enrollment in such HCN campuses or programs could decline, which could have a material adverse impact on HCN’s student enrollment, revenue, and cash flows.

By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS, as discussed more fully above in this section and in our Annual Report. HCN has an in process application for accreditation by the Accrediting Bureau of Health Education Schools, or ABHES, a national accreditor for allied health schools that is recognized by ED for federal student financial aid purposes. ABHES policies require that institutions and programs applying for ABHES accreditation must advise ABHES immediately of any adverse or potentially adverse action, including a show-cause directive, by another accrediting agency. HCN timely notified ABHES of the ACICS Show-Cause Directive and HCN’s response. ABHES also reserves the right not to grant initial accreditation if an institution is on probation or an equivalent status imposed by another accrediting agency. At this time, we cannot predict how ABHES will respond to ACICS’s actions described above, including how they will impact any decision with respect to initial accreditation of HCN or any of HCN’s programs or campuses as part of that initial accreditation decision.

Index

The Ohio Board of Board of Nursing, or the OBN, has placed HCN’s ADN program on provisional approval because the ADN program has not met the OBN pass rate standard for four consecutive years, which could have an adverse effect on our enrollments or eventually on our ability to continue the program.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. Regulations of the OBN require that nursing education programs such as HCN’s PN and ADN programs have a pass rate on the relevant National Council Licensure Exam, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain such pass rate, the program may face various consequences. On March 8, 2017, OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years, which we believe has been negatively affected by the pass rates at HCN’s Cleveland campus over the last several years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, and its NCLEX pass rates for the PN and ADN Programs have increased in recent periods. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue the program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the period ended March 31, 2017, we did not repurchase any shares of our common stock other than shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2017				336,434	$148,008
January 1, 2017 – January 31, 2017	—	$—	—	580,084	148,008
February 1, 2017 – February 28, 2017	—	—	—	580,084	148,008
March 1, 2017 – March 31, 2017	—	—	—	580,084	148,008
Total	—	$—	—	580,084	$148,008

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

(3)
During the three month period ended March 31, 2017, we were deemed to have repurchased 59,310 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 to this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	May 9, 2017
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 9, 2017
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)