Form 10-Q
period 2017-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2017-11-07
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The total number of shares of common stock outstanding as of November 3, 2017 was 16,267,814.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of September 30, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$166,259	$146,351
Accounts receivable, net of allowance of $6,572 in 2017 and $8,077 in 2016	6,389	6,949
Prepaid expenses	6,651	5,327
Income tax receivable	757	—
Total current assets	180,056	158,627
Property and equipment, net	92,169	97,687
Assets held for sale	—	2,100
Investments	14,716	14,611
Goodwill	33,899	33,899
Other assets, net	9,061	8,696
Total assets	$329,901	$315,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,041	$6,853
Accrued liabilities	13,613	14,124
Deferred revenue	21,994	20,639
Income tax payable	—	559
Total current liabilities	40,648	42,175
Deferred income taxes	9,231	8,775
Total liabilities	49,879	50,950

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,249 issued and outstanding in 2017; 16,109 issued and outstanding in 2016	162	161
Additional paid-in capital	179,708	177,061
Retained earnings	100,152	87,448
Total stockholders’ equity	280,022	264,670
Total liabilities and stockholders’ equity	$329,901	$315,620

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenue	$73,279	$73,803	$221,163	$234,514
Costs and expenses:
Instructional costs and services	28,723	28,357	87,513	86,968
Selling and promotional	14,640	13,139	44,083	44,592
General and administrative	17,237	17,125	51,625	50,703
Loss on disposals of long-lived assets	390	5,145	1,558	5,870
Impairment of goodwill	—	4,735	—	4,735
Depreciation and amortization	4,690	4,910	14,160	14,624
Total costs and expenses	65,680	73,411	198,939	207,492
Income from operations before interest income and income taxes	7,599	392	22,224	27,022
Interest income	17	37	43	111
Income before income taxes	7,616	429	22,267	27,133
Income tax expense	3,294	85	9,668	10,524
Equity investment income (loss)	44	(18)	105	653
Net income	$4,366	$326	$12,704	$17,262

Net Income per common share:
Basic	$0.27	$0.02	$0.78	$1.07
Diluted	$0.27	$0.02	$0.78	$1.07
Weighted average number of common shares:
Basic	16,248,623	16,074,701	16,225,869	16,057,710
Diluted	16,375,512	16,233,229	16,351,563	16,174,723

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Operating activities
Net income	$12,704	$17,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,160	14,624
Stock-based compensation	4,262	3,972
Equity investment income	(105)	(653)
Deferred income taxes	456	(1,505)
Loss on disposals of long-lived assets	1,558	5,870
Impairment of goodwill	—	4,735
Other	312	10
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	560	2,039
Prepaid expenses and other assets	(1,445)	677
Income tax receivable	(757)	(1,182)
Accounts payable	(1,812)	(617)
Accrued liabilities	(1,430)	(1,492)
Income taxes payable	(559)	(682)
Deferred revenue	1,355	(370)
Net cash provided by operating activities	29,259	42,688
Investing activities
Capital expenditures	(6,535)	(9,670)
Capitalized program development costs and other assets	(3,005)	(1,464)
Proceeds from sale of real property	1,493	—
Equity investment	—	(950)
Dividend received from equity investment	—	2,957
Net cash used in investing activities	(8,047)	(9,127)
Financing activities
Cash paid for repurchase of common stock	(1,404)	(630)
Cash received from issuance of common stock	100	28
Excess tax benefit from stock-based compensation	—	(1,002)
Net cash used in financing activities	(1,304)	(1,604)
Net increase in cash and cash equivalents	19,908	31,957
Cash and cash equivalents at beginning of period	146,351	105,734
Cash and cash equivalents at end of period	166,259	137,691

Supplemental disclosure of cash flow information
Income taxes paid	10,528	14,894

The accompanying notes are an integral part of these Consolidated Financial Statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 86,500 students through the operations of two subsidiary institutions:

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

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each subsidiary institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets was approximately $2.2 million at September 30, 2017 and $1.6 million at December 31, 2016. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows because these restricted funds are related to a core activity of its operations.
Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates, or ASUs, issued by the Financial Accounting Standards Board, or FASB. ASUs issued, but not listed below, were assessed and determined to be either not applicable or expected to have minimal impact on the Company’s consolidated financial position and/or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes the revenue recognition requirements in FASB Accounting Standards Codification, or ASC, 605, Revenue Recognition, as well as other various sections of the ASC. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. More judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard also includes a cohesive set of disclosure requirements including comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was initially intended to be effective for fiscal years, and the interim periods within these fiscal years, beginning on or after December 15, 2016. In August, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update defers for one year the effective date of ASU 2014-09. The deferral will result in this standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within those reporting periods. Entities must use either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.

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

The Company is continuing to evaluate the impact the new revenue recognition standard will have on its Consolidated Financial Statements by analyzing each revenue stream including the recommended five-step evaluation process, comparing historical accounting policies and practices to the new standard, and by carrying out a management-approved implementation plan. The Company expects to adopt the provisions of this standard in the first quarter of 2018 using the modified retrospective approach.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and deferred tax liabilities be classified as non-current on the balance sheet rather than being separated into current and non-current. This standard was effective for fiscal years, and interim

Index

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how entities account for certain aspects of share-based payments to employees. This guidance requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and could introduce volatility to the Company’s provision for income taxes. Excess tax benefits must be presented as an operating activity on the statement of cash flows rather than a financing activity. ASU 2016-09 requires companies to make an accounting policy election at the time of adoption to either estimate the number of awards that are expected to vest (consistent with existing GAAP) or account for forfeitures when they occur. The forfeiture election provision must be applied using a retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 effective January 1, 2017 and elected to apply the cash flow guidance prospectively; therefore, prior periods have not been adjusted. The Company also elected to continue to estimate the number of awards that are expected to vest using the forfeiture option. The adoption of ASU 2016-09 increased the Company’s income tax expense by approximately $0.5 million for the three months ended March 31, 2017. There was no impact in the three months ended June 30, 2017 and the three months ended September 30, 2017. The company anticipates an increase in reported income tax expense between $0.6 million and $0.9 million in the first quarter of 2018 due to expiring stock options with an exercise price greater than the current stock price. Other increases in income tax expense may occur throughout the year for the vesting of restricted stock, determined by the stock price at the end of each reporting period.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to the excess, but limited to the total amount of goodwill allocated to the reporting unit. The guidance must be applied on a prospective basis and disclosure of the nature of and reason for the change in accounting principle is required upon transition. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt ASU 2017-04 with its 2017 annual goodwill impairment test and currently anticipates that the implementation of this standard will not have a material impact on its Consolidated Financial Statements.

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

The Company’s Partnership At a DistanceTM system, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with this system have been capitalized in accordance with FASB ASC Subtopic 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The company also capitalizes certain costs for academic program development. These costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

Index

The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. Losses incurred on long-lived assets are reported as loss on disposals of long-lived assets in these unaudited interim Consolidated Financial Statements.

Note 4. Assets Held for Sale

Assets held for sale at December 31, 2016 represented excess real property located in Charles Town, West Virginia for the APEI Segment, which was no longer in use due to the relocation of employees to a new facility. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria. As such, the property was recorded at the lower of the carrying value or fair value, less cost to sell, until the asset was sold.

During the three months ended September 30, 2016, the Company recognized a loss of $0.5 million when the asset was classified as held for sale and the net book value was adjusted to fair value. In May 2017, the APEI Segment sold the asset held for sale with a fair value of $2.1 million for a net sales price of $1.5 million. During the nine months ended September 30, 2017, the Company recognized a loss of $0.6 million when the asset was sold, which is included in loss on long-lived assets in these Consolidated Financial Statements.

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

On September 30, 2012, the Company made a $6.8 million investment in preferred stock of NWHW Holdings, Inc., or NWHW Holdings, a holding company that operates an information technology training company, New Horizons Worldwide, Inc., which represents approximately 20% of the fully diluted equity of NWHW Holdings. During the three months ended September 30, 2016, the Company received a dividend of $3.0 million from NWHW Holdings. The Company accounts for its investment in NWHW Holdings using the equity method of accounting, and therefore recorded a corresponding reduction in the carrying amount of its investment.

Note 6. Goodwill and Intangible Assets

In connection with its November 1, 2013 acquisition of HCN, the Company applied FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the net assets acquired and the fair value assigned to identified intangible assets, and recorded $8.1 million of identified intangible assets.

In August 2016, the Company completed an interim goodwill assessment and recorded a $4.7 million impairment. Subsequently, the Company completed its annual goodwill assessment and determined that the fair value exceeded the carrying value. In connection with the preparation of these unaudited interim Consolidated Financial Statements, the Company completed a qualitative assessment of goodwill that included a review of all the events and circumstances listed in FASB ASC 350, Intangibles - Goodwill and Other, in addition to other entity-specific factors. For example, the Company considered the increase in HCN student enrollment and revenue for the three months ended September 30, 2017 as compared to the same period in 2016. The Company also considered that the competitive marketplace in the HCN industry did not change and that the capital markets for education companies increased in recent periods. Lastly, the Company considered the quantitative analysis performed at the last annual goodwill assessment that determined that the fair value exceeded the carrying value. After review of events and circumstances it was concluded that goodwill was not impaired as of September 30, 2017.

Index

Note 7. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were 124,999 and 129,583 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2017, respectively, compared to 246,074 and 248,674 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2016, respectively.

Note 8. Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal and state tax purposes, the tax years from 2013 to 2016 remain open to examination.

The Company recognized tax expense for the three months ended September 30, 2017 and September 30, 2016 of $3.3 million and $0.1 million, respectively, or effective tax rates of 43.0% and 20.7%, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the Company recognized tax expense of $9.7 million and $10.5 million, respectively, or effective tax rates of and 43.2% and 37.9%, respectively. The effective tax rate for the nine months ended September 30, 2017 includes approximately $0.5 million in additional income tax expense due to the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718). Under ASU 2016-09, excess tax benefits and tax deficiencies associated with stock based compensation must be recognized in the income statement and in operating activities on the statements of cash flows. Previously, the excess tax benefits and tax deficiencies were recorded in additional paid-in capital under stockholders’ equity on the balance sheet and under financing activities on the statements of cash flows. Because expiring stock options with an exercise price greater than the current stock price expired during the three months ended March 31, 2017, the reversal of the tax benefit that was reported when the stock options were issued is now recorded in the income statement.

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

Restricted Stock and Restricted Stock Unit Awards

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The table below summarizes the restricted stock and restricted stock unit awards activity for the nine months ended September 30, 2017 (unaudited):

Index

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2016	437,971	$21.54
Shares granted	278,934	$23.36
Vested shares	(184,670)	$25.88
Shares forfeited	(31,450)	$21.07
Non-vested, September 30, 2017	500,785	$21.24

Option Awards

The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacked historical data and was unable to make reasonable assumptions regarding the future. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC 718. Options previously granted vest ratably over periods of three to five years and expire seven to ten years from the date of grant. Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2016	259,969	$34.68	0.53	246
Options granted	—	$—
Awards exercised	(14,002)	$6.99
Awards forfeited	(132,351)	$35.17
Outstanding, September 30, 2017	113,616	$37.52	0.26	$—

Exercisable, September 30, 2017	113,616	$37.52	0.26	$—

Stock-Based Compensation Expense

Stock-based compensation expense charged against income during the three and nine months ended September 30, 2017 and 2016 is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Instructional costs and services	$229	$274	$958	$1,077
Selling and promotional	200	168	559	524
General and administrative	1,137	813	2,745	2,371
Stock-based compensation expense in operating income	1,566	1,255	4,262	3,972
Tax benefit	(620)	(504)	(1,688)	(1,566)
Stock-based compensation expense, net of tax	$946	$751	$2,574	$2,406

Index

As of September 30, 2017, there was $6.9 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock and restricted stock units. The total remaining cost is expected to be recognized over a weighted average period of 1.9 years.

Note 10. Segment Information

The Company has two operating segments that are managed in the following reportable segments:

•American Public Education Segment, or APEI Segment; and

•Hondros College of Nursing Segment, or HCN Segment.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APEI Segment and HCN Segment.

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
American Public Education Segment	$64,885	$67,065	$197,318	$212,859
Hondros College of Nursing Segment	8,394	6,738	23,845	21,655
Total Revenue	$73,279	$73,803	$221,163	$234,514
Depreciation and amortization:
American Public Education Segment	$4,335	$4,550	$13,117	$13,619
Hondros College of Nursing Segment	355	360	1,043	1,005
Total Depreciation and amortization	$4,690	$4,910	$14,160	$14,624
Income from operations before interest income and income taxes:
American Public Education Segment	$6,855	$5,659	$20,445	$31,211
Hondros College of Nursing Segment	744	(5,267)	1,779	(4,189)
Total Income from operations before interest income and income taxes	$7,599	$392	$22,224	$27,022
Interest income, net:
American Public Education Segment	$17	$37	$43	$111
Hondros College of Nursing Segment	—	—	—	—
Total Interest income, net	$17	$37	$43	$111
Income tax expense:
American Public Education Segment	$3,007	$2,100	$8,975	$12,111
Hondros College of Nursing Segment	287	(2,015)	693	(1,587)
Total Income tax expense	$3,294	$85	$9,668	$10,524
Capital expenditures:
American Public Education Segment	$2,645	$2,694	$6,187	$8,992
Hondros College of Nursing Segment	109	72	348	678
Total Capital expenditures	$2,754	$2,766	$6,535	$9,670

Index

A summary of the Company’s consolidated assets by reportable segment is as follows (current period unaudited):

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Assets:
American Public Education Segment	$280,431	$267,260
Hondros College of Nursing Segment	49,470	48,360
Total Assets	$329,901	$315,620

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

From time to time the Company may be involved in legal matters in the normal course of its business.

On August 3, 2017, the Company received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. The Company continues to cooperate with the Attorney General’s office and cannot predict the eventual scope, duration or outcome of the investigation at this time, including whether any potential loss, or range of potential losses, is probable or reasonably estimable.

Note 12. Concentration

APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA education benefits; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s business, operations, financial condition and cash flows.
A summary of APEI Segment revenue derived from APUS students by primary funding source for the three and nine months ended September 30, 2017 and September 30, 2016 is included in the table below (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
DoD tuition assistance programs	36.3%	35.3%	36.5%	35.8%
Title IV programs	27.4%	29.5%	26.9%	29.2%
VA education benefits	22.8%	22.3%	22.7%	22.1%
Cash and other sources	13.5%	12.9%	13.9%	12.9%
HCN students also utilize various payment sources and programs to finance their educational expenses, including Title IV programs and VA education benefits. For the nine months ended September 30, 2017 and 2016, approximately 83.5% and 84.4%, respectively, of HCN Segment revenue was derived from Title IV programs.

Note 13. Subsequent Event

Index

On December 1, 2015, the Company made a $3.5 million investment in preferred stock of RallyPoint, an online social network for members of the military. The Company’s investment represented approximately 14% of RallyPoint’s fully diluted equity and entitled APEI to two board observer seats. On October 24, 2017, the Company made an additional $300,000 investment in preferred stock of RallyPoint. Subsequent to the additional investment, the Company’s fully diluted ownership was unchanged and the Company continues to be entitled to two board observer seats.

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 86,500 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our wholly-owned operating subsidiary institutions include the following:

Index

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

APUS has approximately 84,700 students and offers 108 degree programs and 107 certificate programs in diverse fields of study including business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies, intelligence, and homeland security. APUS is regionally accredited by the Higher Learning Commission, or HLC.

In connection with the previously disclosed organizational realignment of APUS, HLC requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared-services model with APEI constitutes a change in organization or structure that requires HLC prior approval. On December 22, 2016, APUS submitted the requested change-of-structure application. HLC is currently reviewing APUS’s application and as part of the review process conducted an on-site visit to APUS in early May 2017. On June 26, 2017, HLC notified APUS that HLC has delayed completing and issuing a report of its on-site visit because HLC staff believes that HLC’s Criteria for Accreditation and related policies do not provide an explicit frame of reference for how the Criteria for Accreditation should be applied to a shared-services model between an accredited institution and a related entity. On July 7, 2017, HLC notified APUS that at its June 29, 2017 meeting the HLC Board of Trustees authorized the commencement of a process to develop a framework for applying the Criteria of Accreditation to such shared-services models through HLC’s Change of Control, Structure or Organization process. HLC indicated that a group of HLC Board of Trustees members and HLC staff will present a proposed framework to the full HLC Board of Trustees for its consideration at its November 2017 meeting. HLC indicated that APUS will have an opportunity to update its application after a framework is approved, and HLC staff will issue its report after reviewing any such updates. We believe that the earliest that the HLC Board of Trustees would make a determination on the change of structure application is February 2018. HLC had planned to visit APUS in February 2017 as part of a standard mid-cycle review. However, as a result of the change-of-structure application process, HLC postponed that mid-cycle review until the third quarter of 2018. We are unable to predict whether HLC will approve APUS’s application and whether or not such approval will be subject to limitations or conditions. Further, we are unable to predict what changes, if any, HLC may require to APUS’s organizational realignment and how such changes may impact our business, operations, financial condition, results of operations, and cash flows.

In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. The program review remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether ED will place any liability or other limitations on APUS as a result of the review.

In April 2017, APUS continued to strengthen its verification process by implementing new procedures for prospective non-military students, an effort that originated in April 2015 with the implementation of a requirement for prospective students to complete a free, noncredit admissions assessment. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. For example, in July 2017 APUS implemented a process requiring enhanced verification of prospective non-military students’ prior transcripts. Even if our admissions process initiatives are successful in achieving the desired result of identifying and enrolling students that are likely to succeed and improving the student experience, they could result in adverse impacts on APUS enrollments. These initiatives require significant time, energy and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows and financial condition.

In July 2017, APUS began accepting applications for two applied doctoral programs in Strategic Intelligence and Global Security with the first cohorts scheduled to begin in January 2018. The programs meet the need for higher-level education and research combined with professional practice in these fields. We expect to incur start-up expenses ranging from approximately $0.4 million to $0.6 million during the remainder of 2017. We cannot predict whether APUS’s new programs will be successful or how they will impact our results of operations, cash flows, or financial condition.

In July 2017, the Council on Education for Public Health, or CEPH, notified APUS that the CEPH Board of Councilors acted in June 2017 to accredit the Master of Public Health program for a five-year term, extending until July 1, 2022.

Index

On August 3, 2017, we received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. We are cooperating with the Attorney General’s office and cannot predict the eventual scope, duration or outcome of the investigation at this time. Furthermore, we cannot predict what affect, if any, the CID will have on our financial position or results of operations.

In September 2017, Dr. Karan H. Powell announced that she would retire from her role as President of APUS on October 15, 2017. Dr. Wallace E. Boston was appointed Interim President of APUS until a permanent replacement is appointed. We incurred approximately $1.3 million in costs related to the retirement of Dr. Powell in the period ending September 30, 2017.

APUS is in the process of adopting new general education requirements and anticipates the implementation of the new requirements in the first quarter of 2018. These new requirements will change the courses that are required of all students. While we believe the changes in the general education requirements are beneficial for our students and will result in a better and more positive educational experience, we cannot predict what effect, if any, these new requirements will have on the total number of registrations, student persistence, or our financial position or results of operations.

For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 1,800 students at five campuses in the State of Ohio, as well as online. HCN offers a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN Program. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. HCN also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, which we refer to as the RN-to-BSN Program, predominately to students in Ohio.

We acquired HCN on November 1, 2013. In January 2016, we received a letter from ED approving the change in ownership and control of HCN and granting HCN provisional certification to participate in Title IV programs until December 31, 2018. HCN received a fully executed Provisional Program Participation Agreement, or PPPA, in February 2016. While provisionally certified, HCN operates under the PPPA, which requires HCN to apply for and receive approval from the Secretary of Education before initiating any substantial changes, such as establishing an additional location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed, offering academic programs at higher than the bachelor’s degree level, or adding a new education program. In June 2016, ED approved HCN’s application to open a new campus in suburban Toledo, Ohio. HCN had previously obtained required approvals from the Accrediting Council of Independent Colleges and Schools, or ACICS, the State of Ohio Board of Nursing, or OBN, and the Ohio State Board of Career Colleges and Schools, or Ohio State Board. The new campus began operations in January 2017. HCN incurred expenses related to the start-up of the new campus. We cannot predict whether HCN’s new campus will be successful or how it will impact our results of operations, cash flows, or financial condition.

Each of HCN’s campuses is nationally accredited by ACICS. By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS, as discussed more fully in “Regulatory and Legislative Activity” below in this Quarterly Report and in our Annual Report.

ACICS requires accredited institutions to submit annually certain campus-level and program-level data (e.g., retention rates, placement rates, and licensure exam pass rates) for purposes of monitoring student achievement against established requirements, including minimum “standards” and expected “benchmarks.” To satisfy ACICS’s standards, the retention rate, placement rate, and licensure exam pass rate each must exceed 60%. To satisfy ACICS benchmarks, each rate must exceed 70%. If ACICS determines that an institution’s campus-level or program-level data do not satisfy one or more standards or benchmarks, ACICS may take certain actions. In January 2017, ACICS published a new policy, effective December 6, 2016, that defines in terms of metric ranges when a particular action will be taken at the campus and program levels, including placement on reporting status, issuance of a compliance warning, issuance of a show-cause directive, or issuance of an adverse action. In May 2017, ACICS published

Index

proposed changes to its Accreditation Criteria to clarify certain aspects of the new policy. ACICS accepted the proposed changes as final effective August 4, 2017.

For the reporting year July 1, 2015 through June 30, 2016, several HCN campuses and programs did not satisfy ACICS student achievement measures. As a result, HCN received notices from ACICS, particularly with respect to the PN Program at the Cleveland campus, which received a program-level Show-Cause Directive related to its placement rate that was later vacated; the Cleveland campus, which received a campus-level Compliance Warning related to its placement rates; the ADN Program at the Cleveland campus, which received a program-level Compliance Warning related to its placement rate; and the Cleveland and Dayton campuses, which were placed on campus-level Reporting status related to their retention rates. In response to some of these actions by ACICS, HCN was required to develop Improvement Plans. In addition, in connection with the campus-level Compliance Warning for the Cleveland campus, HCN submitted required information to ACICS. For more information related to these actions from ACICS and the required responses from HCN, see our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

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

In August 2017, the Ohio State Board notified HCN of a formal disciplinary action against HCN’s Cincinnati campus because the campus discontinued offering one version of the PN Program curriculum allegedly without the Ohio State Board’s permission and implemented a new PN Program curriculum. It was alleged that at least three students enrolled in the discontinued curriculum were unable to complete the PN Program without incurring substantial costs and time to transfer into and complete the program with the new curriculum. On August 10, 2017, HCN requested a hearing before the Ohio State Board with respect to the notification and HCN is cooperating with the Ohio State Board on resolution of the matter. If the Ohio State Board finds that HCN violated the Ohio State Board’s requirements, it could limit, suspend, revoke or refuse to issue or renew a certificate of registration or program authorization or impose a civil penalty of not more than $3,500 for each violation.

The Ohio Board of Nursing conducted a routine site visit regarding the HCN PN Program from July 24 to July 25, 2017. On August 9, 2017 the OBN notified HCN that it did not make any adverse findings as a result of the visit.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. Regulations of the OBN require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain such pass rate, the program may face various consequences. On March 8, 2017, OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. We believe the ADN program pass rate has been negatively affected by the pass rates at HCN’s Cleveland campus over the last several years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval continues to fail to meet the requirements, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw its approval of the program pursuant to an adjudication proceeding. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, that are designed to help increase NCLEX scores over time, but there is no assurance that these changes will be successful. Similarly, the actions HCN is taking to improve its student achievement measures may not be successful in resolving existing issues or may fail to prevent additional issues from arising with respect to other campuses or programs. Any consequences that result from failure to meet testing standards or student achievement measures may have an adverse impact on our results of operations, cash flows, and financial condition.

Index

For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to requirements of the Higher Education Opportunity Act enacted in 2008, which amended the Higher Education Act, if the cohort default rate for any year exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s cohort default rate exceeds 30% for three consecutive years, the institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year it must establish a default prevention task force. In September 2017, ED released final official cohort default rates for institutions for federal fiscal year 2014, with ED reporting a 23.6% cohort default rate for APUS and an 11.4% cohort default rate for HCN. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

Regulatory and Legislative Activity

As more fully explained in our Annual Report, service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense, or DoD tuition assistance programs. Service members may use the DoD tuition assistance programs to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by the Secretary of Education. Each institution participating in the DoD tuition assistance programs is required by a DoD rule to sign a DoD-developed standard Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in the DoD tuition assistance programs. Both APUS and HCN have signed the MOU. APUS is approved and HCN is currently awaiting DoD’s approval to participate in the DoD tuition assistance programs. We do not anticipate that participation in the DoD tuition assistance programs will have a material impact on HCN’s enrollments or revenue.

By signing the MOU, APUS agreed to, among other things, participate in DoD’s Third Party Education Assessment. In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which will replace the former process, the Military Voluntary Education Review. The ICP will utilize a sampling approach to review regularly the 2,700 educational institutions that participate in the DoD tuition assistance programs. Each year, DoD will select randomly 200 institutions and use a risk-based model to select 50 additional institutions. The risk-based model will take into account several data elements, including: rate of course completion; total verified complaints; changes in enrollment of students receiving tuition assistance; ratio of graduation rate relative to cost per course; changes in graduation rate; and total number of enrollment transactions processed. The ICP will be an iterative process with three stages. After each stage, DoD will narrow the list of institutions subject to heightened review in the following stage. DoD will share the findings from each stage with other government agencies and regulators. An institution that is selected and has no issues will be exempt from random selection for three years and from risk-based selection for one year. By signing the MOU, APUS also agreed to participate in the ICP when requested. APUS was notified on May 8, 2017 that it is included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP, and has not received a response. Within six months after receipt of any assessment report findings, institutions must resolve the findings and provide information to DoD regarding corrective actions taken. In instances when the resolution cannot be completed within six months, the institution must submit a status report every three months until the finding is resolved. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to penalties ranging from a written warning to revocation of the MOU and termination of the institution’s participation in the DoD tuition assistance programs.

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

As more fully explained in our Annual Report, by decision dated December 12, 2016, the Secretary of the U.S. Department of Education, or ED, withdrew and terminated ED’s recognition of ACICS. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation in the Title IV programs on a provisional basis for a period not to exceed 18 months from the date of the Secretary’s decision to allow

Index

the institution to seek accreditation from another recognized accrediting agency. ED has indicated that during the period of provisional participation it will deem an ACICS-accredited institution to hold recognized accreditation and will require the institution to comply with certain conditions and restrictions. On December 21, 2016, HCN and ED executed a revised PPPA and addendum to the PPPA in which HCN agreed to comply with ED’s conditions and requirements. HCN has an in-process application for accreditation by the Accrediting Bureau of Health Education Schools, or ABHES. ABHES is a national accreditor for allied health schools recognized by ED. As part of the accreditation application process, ABHES conducted a site visit to each HCN location in October 2017.

On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the United States District Court for the District of Columbia. ACICS asked the court to stay the Secretary’s decision terminating ACICS’s recognition status, restore ACICS’s recognition status, and enjoin ED from enforcing the requirements for ACICS-accredited institutions, including those set forth in ED’s revised PPPA. On December 20, 2016, the court denied ACICS’s request for a temporary restraining order, and on February 21, 2017, the court denied ACICS’s request for a preliminary injunction. On March 31, 2017, ACICS filed a motion for summary judgment seeking to vacate the Secretary’s decision terminating ACICS’s recognition status and requesting that the court return ACICS’s petition for continued recognition to ED for reconsideration. On April 28, 2017, ED filed a cross-motion for summary judgment. Briefing on the motions was completed on May 26, 2017, and the court may schedule a hearing to assist in its consideration of the motions. On October 4, 2017, ACICS announced that it had submitted to ED a formal petition for recognition as a national accreditor.

As discussed more fully in our Annual Report, on November 1, 2016, ED published final regulations, which we refer to as the Borrower Defense Regulations, to, among other things, establish a new federal standard and a process for determining whether a Direct Loan borrower has a defense to repayment on a Direct Loan based on an act or omission of an institution. On January 19, 2017, ED published additional regulations to establish procedural rules governing the two-part borrower defense and recovery proceedings where ED asserts borrower defense claims on behalf of a group of borrowers. The regulations published January 19, 2017 also amend ED’s existing regulations governing the process used to assess a fine, limitation, suspension, or termination against an institution by adding procedures through which ED may seek to recover a monetary liability assessed against an institution under ED’s previous borrower defense regulations that remain in effect. The regulations published on January 19, 2017 were effective immediately. On June 16, 2017, ED published a notice in the Federal Register to announce that in light of the existence and potential consequences of pending litigation that had been brought in federal court to challenge the Borrower Defense Regulations, ED decided to postpone indefinitely the implementation of certain provisions of the Borrower Defense Regulations. Provisions postponed indefinitely include the portions of the Borrower Defense Regulations that would have (i) established a new federal standard and process for determining whether a borrower has a defense to repayment on a Direct Loan based on an act or omission of an institution, (ii) prohibited institutions that participate in the Direct Loan program from using certain contractual provisions regarding dispute resolution, such as pre-dispute arbitration agreements or class action waivers, and required certain notifications and disclosures regarding the use of arbitration, and (iii) revised ED’s financial responsibility standards and added related disclosure requirements. Certain other provisions of the Borrower Defense Regulations that are not the subject of pending litigation have not been delayed and became effective July 1, 2017. On June 16, 2017, ED announced that it intends to convene a negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations and to address certain other related matters. ED held two public hearings and solicited written comment from the public with respect to the agenda for the negotiated rulemaking committee, which is expected to meet for the first time in November 2017. We submitted written comments on the agenda for the negotiated rulemaking committee on July 12, 2017. On August 30, 2017, ED announced that as part of the negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations it will form a subcommittee to focus on potential modifications to ED’s financial responsibility regulations. On October 24, 2017, ED published an interim final rule in the Federal Register to delay until July 1, 2018 the effective date of the provisions of the Borrower Defense Regulations identified in the June 16, 2017 notice. ED stated that delay to a specific date, namely July 1, 2018 or July 1 of a later year, is required in order to comply with the Higher Education Act’s master calendar requirements for rulemaking. On October 24, 2017, ED also published a notice in the Federal Register announcing ED’s intent to delay beyond July 1, 2018 to July 1, 2019 the effective date of the provisions of the Borrower Defense Regulations identified in the June 16, 2017 notice, because ED determined it would not be practicable to engage in negotiated rulemaking and publish final regulations before July 1, 2018.

Under the Higher Education Act of 1965, or HEA, as amended, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.” On October 31, 2014, ED published final regulations related to gainful employment, or the Final GE Regulations. On June 16, 2017, ED announced that it intends to convene a negotiated rulemaking committee to develop proposed regulations to revise the Final GE Regulations. ED held two public hearings and solicited written comment from the public with respect to the agenda for the negotiated rulemaking committee, which is expected to meet for the first time in December 2017. We submitted written comments on the agenda for the negotiated rulemaking committee on July 12, 2017.

Index

Previously, on March 7, 2017, ED announced that it would provide institutions subject to the Final GE Regulations additional time to comply with certain aspects of the Final GE Regulations. In particular, ED extended to July 1, 2017 the deadline for an institution to submit an alternative earnings appeal to the debt-to-earnings rates that were released by ED in January 2017. In addition, ED extended to July 1, 2017 the date by which an institution was required to update disclosures for each of their GE programs using the 2017 disclosure template published by ED on January 19, 2017. On June 30, 2017, ED announced that, in response to a court order, it would further extend the deadline for an institution to submit an alternative earnings appeal. On August 18, 2017, ED established October 6, 2017 as the deadline for all programs to file a notice of intent to file an alternate earnings appeal and February 1, 2018 as the deadline for all programs to submit an alternate earnings appeal. On June 30, 2017, ED also announced that it will allow institutions until July 1, 2018 to comply with certain disclosure requirements in the Final GE Regulations, including requirements to include a link to the disclosure template in promotional materials and to distribute directly a copy of the disclosure template to prospective students. The June 30, 2017 announcement did not change the July 1, 2017 deadline for the requirement to provide a completed disclosure template, or a link thereto, on GE program web pages, and the Final GE Regulations as a whole have not been delayed or altered. Accordingly, pending additional guidance or instruction from ED, APUS and HCN must continue to comply with the other requirements of the Final GE Regulations.

Executive Order 13777, “Enforcing the Regulatory Reform Agenda,” signed by the President on February 24, 2017, directs Federal agencies including ED to establish a Regulatory Reform Task Force to evaluate existing regulations and make recommendations to the agency head regarding the regulations. The first Progress Report from the ED Regulatory Reform Task Force identifies a list of over 150 ED regulations that will be reviewed by the Task Force. The Progress Report also notes that the Task Force will review 1,772 issues of policy-related guidance that are subject to the Executive Order. In connection with Executive Order 13777, on June 22, 2017, ED announced that it was seeking public input on regulations that may be appropriate for repeal, replacement, or modification. We submitted written comments on September 20, 2017.

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

On August 16, 2017, the President signed into law the Harry W. Colmery Veterans Educational Assistance Act of 2017, commonly known as the Forever GI Bill. The bill makes several changes to the administration of VA education benefits. Among other things, for service members who left the military after January 1, 2013, the bill removes a requirement that they use their Post-9/11 GI Bill benefits within 15 years after their last 90-day period of active-duty service. The bill also alters the way the VA calculates eligibility for VA education benefits by providing additional benefits to service members with at least 90 days but less than six months of active-duty service. Additionally, the bill will restore VA education benefits to students who were enrolled in schools that closed after January 2015 if their credits did not transfer.

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

Summary of Results

For the three month period ended September 30, 2017, our consolidated revenue decreased from $73.8 million to $73.3 million, or by 0.7%, over the comparable prior year period. Our operating margins increased from 0.5% to 10.4% for the three month period ended September 30, 2017, over the comparable prior year period. For the nine month period ended September 30, 2017, our consolidated revenue decreased from $234.5 million to $221.2 million, or by 5.7%, over the

Index

comparable prior year period.  Our operating margins decreased from 11.5% to 10.0% for the nine month period ended September 30, 2017, over the comparable prior year period.

For the three month period ended September 30, 2017, APEI Segment revenue decreased from $67.1 million to $64.9 million, or by 3.3%, over the comparable prior year period. APEI Segment operating margins increased from 8.4% to 10.6% for the three month period ended September 30, 2017, over the comparable prior year period. For the nine month period ended September 30, 2017, APEI Segment revenue decreased from $212.9 million to $197.3 million, or by 7.3%, over the comparable prior year period. APEI Segment operating margins decreased from 14.7% to 10.4% for the nine month period ended September 30, 2017, over the comparable prior year period. Net course registrations at APUS decreased 4.3% and 6.7% for the three and nine month periods ended September 30, 2017, respectively, over the comparable prior year periods. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty. During the three and nine months ended September 30, 2017, APEI Segment recorded a loss on disposal of long-lived assets of $0.4 million and $1.6 million, respectively. During the comparable prior year periods, APEI Segment recorded a loss on disposals of long-lived assets of $5.1 million and $5.9 million, respectively.

For the three month period ended September 30, 2017, HCN Segment revenue increased from $6.7 million to $8.4 million, or by 24.6%, over the comparable prior year period. HCN Segment operating margins increased from negative 78.2% to 8.9% for the three month period ended September 30, 2017, over the comparable prior year period. For the nine month period ended September 30, 2017, HCN Segment revenue increased from $21.7 million to $23.8 million, or by 10.1%, over the comparable prior year period. HCN Segment operating margins increased from negative 19.3% to 7.5% for the nine month period ended September 30, 2017, over the comparable prior year period. Enrollment at HCN for the three month period ended September 30, 2017 increased from 1,610 to 1,790, or approximately 11.2% over the comparable prior year period, and for the nine month periods ended September 30, 2017 and September 30, 2016 enrollment was unchanged. HCN student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty. During the three and nine months ended September 30, 2016, HCN Segment recorded a $4.7 million impairment charge on goodwill.

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

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the year ending December 31, 2017, our Compensation Committee approved an annual incentive arrangement generally applicable to senior management employees, with the aggregate amount of any awards payable dependent upon the achievement of certain Company financial and operational goals as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding incentive awards is not expected to be made until after the results for the year ending December 31, 2017 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three months ended September 30, 2017, management determined that certain financial and operational goals related to cash incentive awards would not be achieved. Therefore, the previously recorded accruals related to these awards were reduced during the period. As a result, we recognized an aggregate benefit of approximately $0.4 million for the three months ended September 30, 2017 and $0.9 million of expense for the nine month periods ended September 30, 2017, compared to $0.8 million and $2.5 million of expense for the three and nine month periods ended September 30, 2016, respectively, associated with our 2017 and 2016 incentive-based compensation plans.

In the past we have invested in, and in the future we expect to continue to invest in, improving the APUS student experiences and our business operations. These investments can result in an increased level of spending, and may cost more than expected or fail to be successful. As a result, these types of changes are not without risk to our operations and financial results. For example, unsuccessful development or improvement efforts, or replacing assets that have not been fully depreciated, could result in our having to impair long-lived assets. For example, for the year ended December 31, 2016, APUS reported a $4.0

Index

million cost associated with the abandonment of development of a new student course registration system. We could incur further impairments in the future.

In the first quarter of 2017, APUS launched MomentumTM, a competency-based education, or CBE, program. In September 2017, the ED Office of the Inspector General, or ED OIG, issued a final audit report concluding that a non-profit university that had previously received approval from ED to offer competency-based programs for purposes of the Title IV programs, did not satisfy institutional eligibility requirements to participate in the Title IV programs due to the relative level of student enrollments in correspondence courses. ED OIG recommended that ED’s Federal Student Aid division require repayment of Title IV program funds. To the extent that the issues raised by ED OIG’s report or other developments impacting the assessment by ED of CBE programs would cause delays or prevent ED’s approval of MomentumTM for participation in federal student aid programs, our investment in the program may be impaired.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has experienced rapid changes due to technological developments, evolving student needs, regulatory challenges, increased competition, and challenges in the military markets. We believe that these factors have contributed to a decline in enrollments at our institutions and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the “Overview” section of this Management’s Discussion and Analysis, that we believe over the long term may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful over the long term and cannot guarantee that we will be able to reverse our revenue decline. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of our institutions’ decline in enrollments and revenue, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to our Annual Report and the “Overview” section of this Management’s Discussion and Analysis.

Our consolidated results for the three and nine months ended September 30, 2017 and 2016 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	39.2	38.4	39.6	37.1
Selling and promotional	20.0	17.8	19.9	19.0
General and administrative	23.5	23.2	23.3	21.7
Loss on disposals of long-lived assets	0.5	7.0	0.7	2.5
Impairment of goodwill	—	6.4	—	2.0
Depreciation and amortization	6.4	6.7	6.4	6.2
Total costs and expenses	89.6	99.5	89.9	88.5

Income from operations before interest income and income taxes	10.4	0.5	10.1	11.5
Interest income	—	0.1	—	—

Income from operations before income taxes	10.4	0.6	10.1	11.5
Income tax expense	4.5	0.1	4.4	4.5
Equity investment gain	0.1	—	—	0.3
Net Income	6.0%	0.5%	5.7%	7.3%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue. Our consolidated revenue for the three months ended September 30, 2017 was $73.3 million, a decrease of $0.5 million, or 0.7%, compared to $73.8 million for the three months ended September 30, 2016. The revenue decrease is due to a $2.2 million, or 3.3%, revenue decrease in our APEI Segment, partially offset by a $1.7 million, or 24.6%, revenue increase in our HCN Segment. The APEI Segment revenue decrease was primarily due to a 4.3% decrease in net course registrations. The HCN Segment revenue increase was primarily due to an 11.2% increase in student enrollment and an increase in revenue per student due to a change in student mix and other factors.

Costs and expenses. Costs and expenses for the three months ended September 30, 2017 were $65.7 million, a decrease of $7.7 million, or 10.5%, compared to $73.4 million for the three months ended September 30, 2016. The decrease in costs and expenses was primarily due to goodwill impairment expense recorded during the three months ended September 30, 2016 in our HCN Segment and a decrease in loss on disposals of long-lived assets in our APEI Segment partially offset by increases in employee compensation costs, including costs related to the retirement of the APUS President, and classroom subscription services expense in our APEI Segment. Costs and expenses as a percentage of revenue decreased to 89.6% for the three months ended September 30, 2017, from 99.5% for the three months ended September 30, 2016. The decrease in costs and expenses as a percentage of revenue was primarily due to the goodwill impairment expense recorded during the three months ended September 30, 2016 in our HCN Segment and a lower loss on disposals of long-lived assets in our APEI Segment.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2017 were $28.7 million, representing an increase of 1.3% from $28.4 million for the three months ended September 30, 2016. The increase in instructional costs and services expenses was primarily the result of increases in employee compensation expenses in our HCN Segment and an increase in classroom subscription services expense in our APEI Segment partially offset by decreases in professional fees and instructional materials expense in our APEI Segment. Instructional costs and services expenses as a percentage of revenue were 39.2% for the three months ended September 30, 2017, compared to 38.4% for the three months ended September 30, 2016. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to the increase in instructional costs and services expenses during a period when consolidated revenue decreased.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2017 were $14.6 million, representing an increase of 11.4% from $13.1 million for the three months ended September 30, 2016. The increase

Index

in selling and promotional expenses was primarily the result of an increase in advertising expenses and marketing support materials expense in our APEI Segment. Selling and promotional expenses as a percentage of revenue increased to 20.0% for the three months ended September 30, 2017, from 17.8% for the three months ended September 30, 2016. The increase in selling and promotional expenses as a percentage of revenue was primarily due to the increase in selling and promotional expenses during a period when consolidated revenue decreased.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2017 were $17.2 million, representing an increase of 0.7% from $17.1 million for the three months ended September 30, 2016. The increase in general and administrative expenses was primarily related to increases in employee compensation costs, including costs related to the retirement of the APUS President, partially offset by decreases in bad debt expense in our APEI Segment. Bad debt expense for the three months ended September 30, 2017 was $1.2 million, or 1.6% of revenue, compared to $1.6 million, or 2.2% of revenue in the prior year period. The decrease in bad debt expense was primarily due to changes in student mix, changes in admissions and verification, and changes in other processes. General and administrative expenses as a percentage of revenue increased to 23.5% for the three months ended September 30, 2017, from 23.2% for the three months ended September 30, 2016. The increase in general and administrative expenses as a percentage of revenue was primarily due to the increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended September 30, 2017 was $0.4 million as compared to $5.1 million for the three months ended September 30, 2016. The three months ended September 30, 2016 includes a $4.0 million loss on the abandoned development of a new student course registration engine in our APEI Segment.

Impairment of goodwill. The impairment of goodwill for the three months ended September 30, 2016 of $4.7 million resulted from the reduction of the carrying value of goodwill in our HCN Segment.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.7 million and $4.9 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 6.4% for the three months ended September 30, 2017, from 6.7% for the three months ended September 30, 2016. The decrease in depreciation and amortization expenses as a percentage of revenue was due to our depreciation and amortization expenses decreasing at a rate greater than our consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.6 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 9. Stock-Based Compensation” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Income tax expense. We recognized income tax expense for the three months ended September 30, 2017 and September 30, 2016 of $3.3 million and $0.1 million, respectively, or effective tax rates of 43.0% and 20.7%, respectively. The increase in our effective tax rate for the three months ended September 30, 2017 is primarily due to changes in the apportionment of state taxes and adjustments related to taxes paid for 2016. The reduction in the effective tax rate for the three months ended September 30, 2016 is related to a change in the apportionment of state taxes and favorable adjustments related to taxes paid for the 2015 tax year.

Equity investment income. Equity investment income was $0.04 million for the three months ended September 30, 2017 and a loss of $0.02 million for the three months ended September 30, 2016, respectively.

Net income. Our net income was $4.4 million for the three months ended September 30, 2017, compared to net income of $0.3 million for the three months ended September 30, 2016, an increase of $4.0 million. This increase was related to the factors discussed above.

Index

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue. Our consolidated revenue for the nine months ended September 30, 2017 was $221.2 million, a decrease of $13.4 million, or 5.7%, compared to $234.5 million for the nine months ended September 30, 2016. The revenue decrease is due to a $15.5 million, or 7.3%, revenue decrease in our APEI Segment, partially offset by a $2.2 million, or 10.1%, revenue increase in our HCN Segment. The APEI Segment revenue decrease was a result of a 6.7% decrease in net course registrations. The HCN revenue increase was primarily a result of an increase in revenue per student related to a change in student mix and other factors.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2017 were $198.9 million, a decrease of $8.6 million, or 4.1%, compared to $207.5 million for the nine months ended September 30, 2016. The decrease in costs was primarily related to goodwill impairment expense recorded in our HCN Segment during the third quarter of 2016, a decrease in loss on disposals of long-lived assets and bad debt expense in our APEI Segment partially offset by costs related to the retirement of the former APUS President, increases in legal expenses, employee compensation costs, marketing support materials expense and classroom subscription services expense in our APEI Segment. Costs and expenses as a percentage of revenue increased to 89.9% for the nine months ended September 30, 2017, from 88.5% for the nine months ended September 30, 2016. The increase in costs and expenses as a percentage of revenue was primarily due to our consolidated revenue decreasing at a rate greater than the decrease in our costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2017 were $87.5 million, representing an increase of 0.6% from $87.0 million for the nine months ended September 30, 2016. The increase in instructional costs and services expenses was primarily the result of increases in classroom subscription services expense in our APEI Segment and employee compensation costs in our HCN Segment partially offset by decreases in instructional materials expense in our APEI Segment. Instructional costs and services expenses as a percentage of revenue were 39.6% for the nine months ended September 30, 2017, compared to 37.1% for the nine months ended September 30, 2016. The increase in instructional costs and services expenses as a percentage of revenue was due to the increase in instructional costs and services expenses during a period when consolidated revenue decreased.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2017 were $44.1 million, representing a decrease of 1.1% from $44.6 million for the nine months ended September 30, 2016. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses in our APEI Segment partially offset by an increase in marketing support materials in our APEI Segment. Selling and promotional expenses as a percentage of revenue increased to 19.9% for the nine months ended September 30, 2017, from 19.0% for the nine months ended September 30, 2016. The increase in selling and promotional expenses as a percentage of revenue was due to our consolidated revenue decreasing at a rate greater than the decrease in our selling and promotional expenses.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2017 were $51.6 million, representing an increase of 1.8% from $50.7 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily related to an increase in legal expenses, costs incurred in connection with the retirement of the former APUS President, and increases in professional fees in our APEI Segment partially offset by decreases in bad debt expense and financial aid processing fees in our APEI Segment. Bad debt expense for the nine months ended September 30, 2017 was $3.5 million, or 1.6% of revenue, compared to $5.5 million, or 2.4% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 23.3% for the nine months ended September 30, 2017, from 21.7% for the nine months ended September 30, 2016. The increase in general and administrative expenses as a percentage of revenue was due to the increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the nine months ended September 30, 2017 was $1.6 million as compared to $5.9 million for the nine months ended September 30, 2016. The nine months ended September 30, 2016 includes a $4.0 million loss on the abandoned development of a new student course registration engine in our APEI Segment.

Impairment of goodwill. The impairment of goodwill for the nine months ended September 30, 2016 of $4.7 million resulted from the reduction of the carrying value of goodwill in our HCN Segment.

Depreciation and amortization expenses. Depreciation and amortization expenses were $14.2 million and $14.6 million for the nine months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expenses as a percentage of revenue increased to 6.4% for the nine months ended September 30, 2017, from 6.2% for the nine months ended September 30,

Index

2016. The increase in depreciation and amortization expenses as a percentage of revenue was due to consolidated revenue decreasing at a rate greater than the decrease in depreciation and amortization expense.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses, was $4.3 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 9. Stock-Based Compensation” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Income tax expense. We recognized income tax expense for the nine months ended September 30, 2017 and September 30, 2016 of $9.7 million and $10.5 million, respectively, or effective tax rates of 43.2% and 37.9%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2017 is due to the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718) which resulted in $0.5 million in additional income tax expense, changes in state tax apportionment, and adjustments related to taxes paid for 2016. Under ASU 2016-09, excess tax benefits and tax deficiencies associated with stock based compensation must be recognized in the income statement and in operating activities on the statements of cash flow. Previously, the excess tax benefits and tax deficiencies were recorded in additional paid-in capital under stockholders’ equity on the balance sheet and under financing activities on the statements of cash flow. Because expiring stock options with an option price greater than the current stock price expired during the three months ended March 31, 2017, the reversal of the tax benefit that was reported when the stock options were issued is now recorded in the income statement.

Equity investment income. Equity investment income was $0.1 million and $0.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Equity investment income for the nine months ended September 30, 2016 includes $0.7 million in income related to our share of earnings from NWHW Holdings, Inc.’s favorable adjustment of its deferred tax asset valuation allowance.

Net income. Our net income was $12.7 million for the nine months ended September 30, 2017, compared to net income of $17.3 million for the nine months ended September 30, 2016, a decrease of $4.6 million, or 26.4%. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
American Public Education Segment	$64,885	$67,065	$197,318	$212,859
Hondros College of Nursing Segment	8,394	6,738	23,845	21,655
Total Revenue	$73,279	$73,803	$221,163	$234,514
Income from operations before interest income and income taxes:
American Public Education Segment	$6,855	$5,659	$20,445	$31,211
Hondros College of Nursing Segment	744	(5,267)	1,779	(4,189)
Total Income from operations before interest income and income taxes	$7,599	$392	$22,224	$27,022

Index

APEI Segment

For the three months ended September 30, 2017, the $2.2 million decrease to approximately $64.9 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased 4.3% to approximately 81,000 during the three months ended September 30, 2017 compared to the same period in 2016. We believe that the decrease in APUS’s net course registrations for the three months ended September 30, 2017 was primarily attributable to challenges associated with competition for students and challenges in the military market, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student net course registrations resulting in decreased returning student net course registrations. Income from operations before interest income and income taxes in our APEI Segment was $6.9 million during the three months ended September 30, 2017, an increase of 21.1% compared to the same period of 2016, primarily as a result of a reduction in losses on disposals of long-lived assets.

For the nine months ended September 30, 2017, the $15.5 million decrease to approximately $197.3 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased 6.7% to approximately 244,700 during the nine months ended September 30, 2017, compared to the same period in 2016. We believe that the decrease in APUS’s net course registrations for the nine months ended September 30, 2017 was primarily attributable to challenges associated with competition for students and challenges in the military market, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student net course registrations resulting in decreased returning student net course registrations. Income from operations before interest income and income taxes in our APEI Segment was $20.4 million during the nine months ended September 30, 2017, a decrease of 34.5% compared to the same period of 2016, primarily as a result of decreased revenue partially offset by a reduction in losses on disposals of long-lived assets.

HCN Segment

For the three months ended September 30, 2017, the $1.7 million increase to approximately $8.4 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN student enrollment increased 11.2% to approximately 1,800 during the three months ended September 30, 2017 compared to the same period in 2016. Income from operations before interest income and income taxes in our HCN Segment was $0.7 million during the three months ended September 30, 2017, compared to a loss from operations of $5.3 million compared to the same period of 2016. The increase was primarily as a result of goodwill impairment expense of $4.7 million recognized during the three months ended September 30, 2016.

For the nine months ended September 30, 2017, the $2.2 million increase to approximately $23.8 million in revenue in our HCN Segment was primarily attributable to an increase in revenue per student related to a change in student mix and other factors. HCN student enrollment remained unchanged during the nine months ended September 30, 2017 as compared to the same period in 2016. Income from operations before interest income and income taxes in our HCN Segment was $1.8 million during the nine months ended September 30, 2017, compared to a loss of $4.2 million during the same period of 2016, primarily a result of goodwill impairment expense of $4.7 million recognized during the three months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the nine months ended September 30, 2017 and September 30, 2016 with cash provided by operating income. Cash and cash equivalents were $166.3 million and $146.4 million at September 30, 2017 and December 31, 2016, respectively, representing an increase of $19.8 million, or 13.5%. Cash and cash equivalents at September 30, 2017 increased by $28.6 million from $137.7 million, or 20.7%, as compared to September 30, 2016.

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

Operating Activities

Net cash provided by operating activities was $29.3 million and $42.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in cash from operating activities was primarily due to lower net income and changes in working capital due to the timing of payments and receipts.

Investing Activities

Net cash used in investing activities was $8.0 million and $9.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. This decrease was primarily related to decreased capital expenditures and equity investments partially offset by increased capitalized program development costs.

Financing Activities

Net cash used in financing activities was $1.3 million and $1.6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in cash used in financing activities for the nine months ended September 30, 2017 was primarily related to a reduction in excess tax benefit due to the accounting change for stock based compensation. For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the nine months ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits. We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2017.

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2017. We maintain our cash and cash equivalents in bank deposit accounts, which may exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Index

Interest Rate Risk

We are subject to risk from adverse changes in interest rates, primarily relating to our investing of excess funds in cash equivalents bearing variable interest rates, which are tied to various market indices. Our future investment income will vary due to changes in interest rates. At September 30, 2017, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents.

There has been no material change to our market risk or interest rate sensitivity during the three months ended September 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2017. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 3, 2017, the Company received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. The Company continues to cooperate with the Attorney General’s office and cannot predict the eventual scope, duration or outcome of the investigation at this time, including whether any potential loss, or range of potential losses, is probable or reasonably estimable. Furthermore, the Company cannot predict what affect, if any, the investigative demand will have on its financial position or results of operations.

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

In order to participate in the DoD tuition assistance programs, institutions must, among other things, comply with a Memorandum of Understanding, or MOU, that specifies terms and conditions of participation in DoD tuition assistance programs. By signing the MOU, APUS agreed to participate in DoD’s Third Party Education Assessment. In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which will replace the former process, the Military Voluntary Education Review. The ICP will utilize a sampling approach to review regularly the 2,700 educational institutions that participate in the DoD tuition assistance

Index

programs. Each year, DoD will select randomly 200 institutions and use a risk-based model to select 50 additional institutions. The risk-based model will take into account several data elements, including: rate of course completion; total verified complaints; changes in enrollment of students receiving tuition assistance; ratio of graduation rate relative to cost per course; changes in graduation rate; and total number of enrollment transactions processed. The ICP will be an iterative process with three stages. After each stage, DoD will narrow the list of institutions subject for heightened review in the following stage. DoD will share the findings from each stage with other government agencies and regulators. An institution that is selected and has no issues will be exempt from random selection for three years and from risk-based selection for one year. By signing the MOU, APUS also agreed to participate in the ICP when requested. APUS was notified on May 8, 2017 that it is included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP, and has not received a response. Within six months after receipt of any assessment report findings, institutions must resolve the findings and provide information to DoD about corrective actions taken. In instances when the resolution cannot be completed within six months, the institution must submit a status report every three months until the finding is resolved. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the MOU and termination of the institution’s participation in the DoD tuition assistance programs. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

If ACICS loses its ability to serve as an accrediting agency for Title IV program purposes and HCN is unable to obtain recognition from another recognized accrediting agency, HCN would lose its ability to participate in Title IV programs and DoD tuition assistance programs.

By decision dated December 12, 2016 the Secretary of ED withdrew and terminated ED’s recognition of ACICS, which accredits HCN. As described below, ACICS has appealed the Secretary’s decision in the U.S. District Court for the District of Columbia. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation on a provisional basis in the Title IV programs for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. During this period of provisional participation, ED will deem an ACICS-accredited institution to hold recognized accreditation, and ED will require the institution to comply with additional conditions. ED will also impose certain additional requirements on ACICS-accredited institutions that do not meet certain milestones toward accreditation by another recognized accrediting agency. On December 21, 2016, HCN and ED executed a revised PPPA and addendum to the PPPA in which HCN agreed to comply with ED’s conditions and requirements. HCN has an in-process application for accreditation by ABHES, an accrediting agency that is recognized by ED.

On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the U.S. District Court for the District of Columbia. ACICS asked the court to stay the Secretary’s decision terminating ACICS’s recognition status, restore ACICS’s recognition status, and enjoin ED from enforcing the requirements for ACICS-accredited institutions, including those set forth in ED’s PPPA. On December 20, 2016, the court denied ACICS’s request for a temporary restraining order, and on February 21, 2017, the court denied ACICS’s request for a preliminary injunction. On March 31, 2017, ACICS filed a motion for summary judgment seeking to vacate the Secretary’s decision terminating ACICS’s recognition status and requesting that the court return ACICS’s petition for continued recognition to ED for reconsideration. On April 28, 2017, ED filed a cross-motion for summary judgment. Briefing on the motions was completed as of May 26, 2017, and the court may schedule a hearing to assist in its consideration of the motions. If the court does not restore ACICS’s recognition status, HCN would not be eligible to participate in Title IV programs beyond June 12, 2018, unless HCN becomes accredited by another accrediting agency recognized by ED within that period. In addition, the approval status and in some cases funding provided by other agencies could be adversely affected by the loss of accreditation by ACICS. On October 4, 2017, ACICS announced that it had submitted to ED a formal petition for recognition as a national accreditor.

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

Index

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

For the reporting year July 1, 2015 through June 30, 2016, several HCN campuses and programs did not satisfy ACICS student achievement measures. On March 9, 2017, HCN received a program-level Show-Cause Directive for the PN Program at the Cleveland campus. ACICS took such action under the new policy because the placement rates initially reported for the PN Program at the Cleveland campus were between 50 - 59.9% for two consecutive years. Subsequently, on March 21, 2017, ACICS notified HCN that ACICS had granted HCN’s request to supplement the data that was used to calculate certain HCN placement rates, including the 2016 placement rate for the PN Program at the Cleveland campus that in part resulted in the Show-Cause Directive. On May 5, 2017, ACICS notified HCN that based on inclusion of the additional data, the 2016 placement rate for the PN Program at the Cleveland campus was 60%, which satisfies the ACICS “standard” but does not satisfy the ACICS “benchmark.” As a result, ACICS vacated the program-level Show-Cause Directive. We are unable to determine whether ACICS will take other action, such as placing HCN on a program-level Reporting status for the PN Program at the Cleveland campus. If a Reporting status is imposed, HCN may be required to develop and implement an Improvement Plan that includes specific activities that have been implemented to improve the programs that are impacting the program-level placement rate.

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

Index

respond to ACICS’s actions described above, including how they will impact any decision with respect to initial accreditation of HCN or any of HCN’s programs or campuses as part of that initial accreditation decision.

The Ohio State Board of Career Colleges and Schools, or Ohio State Board, has initiated formal disciplinary action against HCN’s Cincinnati campus based on allegations related to changes to the PN Program curriculum. If the Ohio State Board finds that HCN violated the Ohio State Board’s requirements, it could limit, suspend, or revoke a certificate of registration or program authorization or impose a civil penalty.

In August 2017, HCN received notice from the Ohio State Board of Career Colleges and Schools that the Ohio State Board was initiating formal disciplinary action against HCN’s Cincinnati campus because the campus discontinued offering one version of the PN Program curriculum allegedly without the Ohio State Board’s permission and implemented a new PN Program curriculum. It was alleged that at least three students enrolled in the discontinued curriculum were unable to complete without transferring into the new program and incurring substantial costs and time to complete the program. As permitted, on August 10, 2017, HCN requested a hearing before the Ohio State Board with respect to the notification and HCN is cooperating with the Ohio State Board on the matter. If the Ohio State Board finds that HCN violated the Ohio State Board’s requirements, it could limit, suspend, revoke or refuse to issue or renew a certificate of registration or program authorization or may impose a civil penalty of not more than $3,500 for each violation.

The Ohio Board of Board of Nursing, or the OBN, has placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years, which could have an adverse effect on our enrollments or eventually on our ability to continue the program.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. Regulations of the OBN require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain such pass rate, the program may face various consequences. On March 8, 2017, OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years, which we believe has been negatively affected by the pass rates at HCN’s Cleveland campus over the last several years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, that are designed to improve NCLEX scores over time but there is no assurance that these changes will be successful. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue the program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

If the Massachusetts Attorney General finds that we did not comply with Massachusetts state law or regulations, we may be required to pay significant financial penalties and/or modify or curtail our operations.

On August 3, 2017, we received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. We continue to cooperate with the Attorney General’s office and cannot predict the eventual scope, duration, or outcome of the investigation at this time. At the conclusion of the investigation, we may be subject to claims of failure to comply with Massachusetts state law or regulations and may be required to pay significant financial penalties and/or modify or curtail our operations. Other state attorneys general may also initiate inquiries into APEI or its subsidiaries. Based on information available to us at present, we cannot reasonably estimate a range of potential impact this inquiry might have on our financial conditions or results of operations, if any, because it is uncertain what remedies the Attorney General might ultimately seek in connection with the inquiry, if any. See the risk factor entitled “Investigations by state Attorneys General, Congress, and governmental agencies may result in increased regulatory burdens and costs” in Item 1A of Part I of our Annual Report for additional information on risks associated with investigations.

Index

We have announced an organizational realignment, and challenges encountered due to the realignment may cause strategic or operational challenges and adversely impact us.

On July 1, 2016, Dr. Powell, the then-current provost of APUS, assumed the Presidency of APUS in anticipation of an organizational realignment. Dr. Wallace E. Boston, who had been serving as the President of APUS and the CEO of APEI, remained in his position as CEO of APEI, providing strategic and leadership support to APUS, HCN, and other APEI ventures. During 2016, we invested capital and human resources in the transition and planned realignment, as well as in changes to our systems and training of employees, among other things. HLC, as the institutional accreditor for APUS, requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared-services model with APEI constitutes a change in organization or structure that requires HLC’s prior approval. On December 22, 2016, APUS submitted the requested change of structure application.

HLC is currently reviewing APUS’s application and as part of the review process conducted an on-site visit to APUS in early May 2017. On June 26, 2017, HLC notified APUS that HLC has delayed completing and issuing a report of its on-site visit because HLC staff believes that HLC’s Criteria for Accreditation and related policies do not provide an explicit frame of reference for how the Criteria for Accreditation should be applied to a shared-services model between an accredited institution and a related entity. On July 7, 2017, HLC notified APUS that at its June 29, 2017 meeting the HLC Board of Trustees authorized the commencement of a process to develop a framework for applying the Criteria of Accreditation to such shared-services models through HLC’s Change of Control, Structure or Organization process. HLC indicated that members of the HLC Board of Trustees and HLC staff would present a proposed framework to the full HLC Board of Trustees for its consideration at its November 2017 meeting. HLC indicated that APUS will have an opportunity to update its application after a framework is approved, and HLC staff will issue its report after reviewing any such updates. HLC had planned to visit APUS in February 2017 as part of a standard mid-cycle review. However, as a result of the change-of-structure application process, HLC postponed that mid-cycle review until the third quarter of 2018.

We believe that the earliest that the HLC Board of Trustees would make a determination on the change of structure application is February 2018. We are unable to predict whether HLC will approve APUS’s change of structure application and whether such approval will be subject to limitations or conditions. If HLC does not approve the realignment, imposes limitations or conditions on the realignment, takes longer than expected to take action with respect to the realignment, or otherwise sanctions APUS, we could incur increased costs, fail to realize the efficiencies that we expect and incur additional strategic or operational challenges.

Effective October 15, 2017, Dr. Powell retired from her role as President of APUS. Dr. Boston was appointed Interim President of APUS until a permanent replacement is appointed.

As with any leadership or operational change, each of the implementation of the planned realignment and the search and appointment of a new President for APUS could lead to strategic and operational challenges, distractions of management from other key initiatives, inefficiencies or increased costs, any of which could adversely affect our business, financial condition, results of operations and cash flows.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the period ended September 30, 2017, we did not repurchase any shares of our common stock other than shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2017 - July 31, 2017	—	$—	—	615,368	$148,008
August 1, 2017 - August 31, 2017	—	—	—	615,368	148,008
September 1, 2017 - September 30, 2017	—	—	—	615,368	148,008
Total	—	$—	—	615,368	$148,008

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

(3)
During the nine month period ended September 30, 2017, we were deemed to have repurchased 59,310 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 to this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Index

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Letter Agreement dated September 28, 2017, by and among American Public Education, Inc., American Public University System, Inc. and Karan H. Powell (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS **	XBRL Instance Document
EX-101.SCH **	XBRL Taxonomy Extension Schema Document
EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on September 29, 2017.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	November 7, 2017
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 7, 2017
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)