Form 10-K
period 2017-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2018-02-27
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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
Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $260.9 million. For purposes of this calculation, shares of common stock held by the registrant’s chief executive officer, the registrant’s chief financial officer, and the registrant’s directors were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The total number of shares of common stock outstanding as of February 23, 2018, was 16,391,309.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2017 fiscal year) are incorporated by reference into Part III of this Report.

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

•
our ability to update and expand the content of existing programs and develop new programs to meet emerging student needs and marketplace demands, and our ability to do so in a cost-effective manner or on a timely basis;

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

PART I
ITEM 1. BUSINESS
American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to approximately 85,500 students through two wholly owned subsidiary institutions. In this Annual Report, “we,” “our,” “us,” “the Company” and similar terms refer to APEI and its subsidiary institutions collectively unless the context indicates otherwise.

This Item 1 of our Annual Report contains a “Company Overview” section that provides information about our subsidiary institutions, reporting segments, our history, the postsecondary educational market, competition, competitive strengths, strategic approach, executive officers, seasonality and available information. Item 1 also contains a section entitled “Our Institutions” that provides institution specific information regarding each of our two subsidiary institutions, and a “Regulatory Environment” section that provides information on some of the regulations that impact postsecondary educational institutions.

COMPANY OVERVIEW
Subsidiary Institutions

Our institutions of higher learning offer programs designed to help students advance in their current occupation, or prepare for their next career, and develop the competencies that enable them to make meaningful contributions to their profession and society. Our wholly owned operating subsidiary institutions include:

•
American Public University System, Inc., or APUS, provides online postsecondary education to approximately 83,400 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated and public service communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 108 degree programs and 109 certificate programs in diverse fields of study, including business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies, intelligence, and homeland security. APUS employs approximately 370 full-time faculty members and 1,550 part-time faculty members and has regional accreditation from the Higher Learning Commission, or HLC.

Although APUS’s focus has expanded, the institution continues to have an emphasis on its relationship with the military community. As of December 31, 2017, approximately 54% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,100 students at five campuses in Ohio, as well as online. HCN offers a Diploma in Practical Nursing and an Associate Degree in Nursing. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton and Toledo. HCN also offers an online Registered Nurse to Bachelor of Science in Nursing program, or the RN-to-BSN Program, predominantly to students in Ohio.

HCN is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education, or CCNE. HCN’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools and the RN-to-BSN Program is approved by the Ohio Department of Higher Education. In addition, the Diploma in Practical Nursing and Associate Degree in Nursing programs, or the PN and ADN Programs, are approved by the Ohio Board of Nursing. The RN-to-BSN Program is fully online, while portions of the PN and ADN Programs are online. HCN employs approximately 105 full-time faculty members and 40 part-time faculty members.

Reporting Segments

Our operations are organized into two reporting segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Our consolidated revenue for the year ended December 31, 2017 decreased to $299.2 million from $313.1 million for the year ended December 31, 2016. Net income was $21.1 million for the year ended December 31, 2017, compared to net income of $24.2 million for the year ended December 31, 2016. Financial information regarding each of our reporting segments, including information regarding segment revenue, net income and total assets for each of the last three fiscal years, can be found in our Consolidated Financial Statements in Item 8 of Part II of this Annual Report; financial information is reported in this Annual Report in “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and Supplementary Data.”

Our History
In 1991, retired Marine Corps officer James P. Etter founded American Military University, or AMU, in Virginia offering distance graduate education to a mobile population of adult learners in the military with unique needs. Over time, undergraduate and graduate programs were added to help prepare students for leadership roles in both military and post-military careers.
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
In 2013, APEI acquired HCN, with campuses located in Ohio.
In 2017, APUS began accepting applications to applied doctoral programs in Strategic Intelligence and Global Security.
Today, APUS is dedicated to preparing students for career advancement, service and leadership by offering a broad array of affordable online academic programs to students enrolled worldwide, including Associate, Bachelor’s, Master’s and Doctoral degrees, and Undergraduate and Graduate certificates.

Postsecondary Education Market Characteristics and Opportunities
The postsecondary education market in the United States is large, with over 4,000 institutions, diverse in its business models and fragmented such that no one institution has a significant market share. Most postsecondary institutions, including for-profit postsecondary institutions, regardless of where they are located, how they are organized, and who they serve, face significant challenges, including:

•	a continued focus on the cost of a college education and the resulting impact on access;

•	concerns over the high level of college student indebtedness;

•	questions about the quality of academic programs and the ability to translate the value of a postsecondary education into economic mobility;

•	competition from lower cost alternatives and from non-traditional competitors, such as those offering coding bootcamps, micro-credentials, and other new alternative educational paths; and

•	the importance of preparing students with relevant skills to manage new and rapidly changing technologies and supporting employers in efforts to optimize and advance their workforce.

With nearly 2.1 million active-duty military and reservists, we believe the U.S. military community will continue to be a significant market for online education. Because of irregular schedules, geographic mobility and access to tuition assistance funding, we believe service members will continue to seek respected universities that provide military-focused support services coupled with an online curriculum that is designed to prepare graduates for both career advancement and employment outside of the military. As part of their longstanding tradition, military leaders often encourage service members to use their earned education benefits, and to enhance their qualifications for purposes of the military’s compensation, promotion, assignment, and performance systems.
We believe that military veterans represent another important market for online education. According to the U.S. Census Bureau, there were an estimated 1.6 million veterans aged 18 to 35 and another 4.5 million veterans aged 35 to 54 in 2015. Furthermore, approximately 76% of the 18.5 million veterans are still in the labor force and approximately 28% of veterans have a bachelor’s degree or higher. We believe that our military heritage, affordability and online offerings are attractive to veterans in the pursuit of career advancement and employment outside of the military. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive a monthly housing allowance equal to 50% of the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents, or $840.50 per month.

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
The Department of Defense, or DoD, uniform tuition assistance policy offers service members a variety of education and financial aid options. Additionally, veterans (and certain service members) are entitled to educational benefits from the Department of Veterans Affairs, or VA. For more information, refer to “Our Institutions” and “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.”
    On a national level, the expanding healthcare sector is driving demand for nursing education. According to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook, 2017-18 Edition, job opportunities for licensed practical nurses and registered nurses are expected to grow approximately 12% between 2016 and 2026, faster than the average growth for all occupations. The demand for nurses in Ohio is similar to national demand. According to the Ohio Department of Job and Family Services’ 2024 Ohio Job Outlook report, job opportunities for licensed practical nurses and registered nurses are expected to grow 20.1% and 13.7%, respectively. Despite anticipated growth in job opportunities, a 2017 report from the American Association of Colleges of Nursing stated that over 64,000 qualified applications were not accepted by entry-level baccalaureate programs at nursing schools in 2016. These statistics suggest there may be unmet demand from qualified students for nursing educational programs.

U.S. employers are increasingly reporting significant gaps between required job skills and the current capabilities of their workforce. According to a 2017 survey conducted by Harris Poll on behalf of CareerBuilder, 68% of employers who said they were increasing their number of full-time permanent employees in the first quarter of 2017 currently had open positions for which they could not find qualified candidates. The National Federation of Independent Businesses recently found that as of the first quarter of 2017, 45% of small businesses reported that they were unable to find qualified applicants to fill job openings. According to a 2017 survey by national staffing company Adecco, 92% of executives surveyed felt that American workers are not as skilled as they need to be. We believe a growing number of employers and professional associations will seek partnerships with academic institutions to advance the skills and productivity of their workforce through higher education and training programs.

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
We believe that the competitive factors in the U.S. postsecondary education market include:

•	quality of the academic program, including alignment to high growth sectors of the job market;

•	affordability;

•	breadth of degree offerings;

•	flexibility in delivery models;

•	frequent starts;

•	experienced faculty members engaged in the practice of their fields;

•	level of support for student success;

•	reputation among prospective students, employers and other stakeholders;

•	effectiveness of marketing efforts in attracting college-ready students; and

•	strong compliance track record.

HCN’s programs are largely offered as campus-based programs to residents in the geographic areas where it has campuses. In these geographic areas, HCN competes with other schools offering nursing programs, including for-profit and not-for-profit public and private colleges. Because of its geographic focus, HCN’s competitive environment is impacted by various factors that are specific not only to Ohio but also to the particular areas of Ohio where campuses are located, including in terms of the local supply of and demand for both nurses and nursing schools. As a result of HCN’s geographic focus, HCN’s results are also more susceptible than an institution that draws from a broader geographical area to the actions of single competitors. Because HCN’s RN-to-BSN Program is offered online, HCN also competes in a broader market against other online nursing programs.

Our institutions continue to face significant competition and other challenges. These challenges include those related to federal policies governing for-profit institutions and financial aid that either apply only to for-profit institutions and exclude not-for-profit and public education, such as the 90/10 Rule, or that in effect impose more restrictions on for-profit institutions than on not-for-profit and public institutions based on the nature of the requirements, such as gainful employment regulations.

Most public institutions are aided by substantial government subsidies. Public and private not-for-profit institutions, benefit from government and foundation grants, tax-exempt status, tax-deductible contributions, and other financial resources not widely available to for-profit institutions. Many public competitors also benefit from longstanding name recognition and are able to directly recruit students in a more cost-effective manner, especially in their local markets.

We expect that our institutions will face greater competition from an increasing number of educational institutions shifting their delivery models to include online education programs and other non-traditional offerings. In recent years, other institutions, including competing institutions, have started providing non-traditional, credit-bearing and non-credit-bearing education programs without charge or at a low cost. We have also observed an increase in institutions offering competency-based education programs, or CBE programs, which permit students to control their own pace in a program by demonstrating that they have achieved certain skills or knowledge rather than by earning credit hours.

We believe that our institutions will continue to face new competition from CBE and other non-traditional programs, including competition from lower cost alternatives. Additionally, non-traditional competitors, such as entities providing coding bootcamps and micro-credentials, are offering new alternative educational paths. While we are working to develop our own alternatives in some of these areas, including the launch in the first quarter of 2017 of MomentumTM, a CBE program at APUS, there are other institutions with programs that are more fully developed. Further, our CBE offerings may not receive market acceptance. Although APUS has applied for approval to offer Title IV program aid to students enrolled in MomentumTM programs, those programs are not currently approved for the purposes of Title IV programs, and we cannot be certain that they will qualify for access to Title IV programs. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. These competitive factors could cause our institutions’ enrollments, revenue, and profitability to decrease significantly.
Within the postsecondary education market generally, we anticipate increased competition as the number of online degree programs and other non-traditional offerings continues to increase, the total number of students as well as the number of students aged 25 and over continues to decline, capacity in the postsecondary education market increases, and market consolidation occurs. Although we are taking steps designed to overcome these challenges, continued declines in the number of adult students enrolled in postsecondary institutions could have an adverse effect on our results of operations. For more information on competition within the postsecondary education market, see “Risk Factors - Risks Related to Attracting and Retaining Students.”

Competitive Strengths
Today’s adult learners, whether military or civilian, are often working with extended or irregular work schedules, have family obligations, travel or relocate frequently, and have limited financial resources.
A 2015 Lumina Foundation study described today’s postsecondary students, who in many cases:

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
While many institutions are struggling to determine how to meet the needs of today’s students, both APUS and HCN have been successfully serving students with these profiles since their founding.
The sources of our institutions’ competitive strengths include:

•
Academic Relevance and Excellence. Both APUS and HCN offer programs aligned to areas of high growth in the job market as supported by data provided by the Bureau of Labor Statistics and non-governmental organizations. This is particularly true in the healthcare, technology and business sectors, and in cybersecurity, nursing and health information management programs. APUS also offers a liberal arts curriculum that develops the “soft skills” in demand by employers. APUS utilizes Industry Advisory Councils, or IACs, to evaluate and inform the career relevance of programs and degrees. This facilitates efforts to connect APUS’s curriculum to the industries and the students it serves and to deliver a high-quality academic product. The depth and breadth of APUS’s program offerings are designed to effectively address the diverse needs of students who enter into education programs with vastly different educational and career backgrounds and goals. Similarly, HCN focuses on educational relevance and excellence by hiring experienced industry professionals as faculty members while enhancing student services to assist students with courses, labs, and clinical offerings. HCN’s faculty includes individuals with research experience and specialized nursing credentials. HCN has invested in an innovative concept-based curriculum and simulation labs to enhance the student learning experience and improve student success. Our institutions are committed to continually assessing and enhancing our academic programs and our student services to offer a high-quality education and support successful outcomes for our students and graduates.

•
Affordable Tuition. From its founding, APUS set tuition to align with tuition assistance programs available to members of the military and today, tuition at APUS remains among the lowest in the sector, therefore not requiring students to take on as much indebtedness as they might at another institution. The combined tuition and fees at APUS are, in almost every case, less expensive for undergraduate and graduate students than the average in-state cost at a public university. This, when combined with APUS’s undergraduate book grant, which is provided to all undergraduate students, results in significant savings for students. For nearly 15 years, APUS did not increase undergraduate tuition. Following a tuition increase that was effective in July 2015, undergraduate tuition at APUS is $270 per credit hour, or $810 per three-credit course. A full 121-credit hour undergraduate degree may be earned for $32,670 in tuition costs at current tuition rates. Following the July 2015 tuition increase, APUS’s graduate tuition is $350 per credit hour, or $1,050 per three-credit course, which means many APUS graduate degrees may be earned for $12,600 in tuition at current rates. APUS provides a tuition grant to support students who are U.S. Military active-duty service members, National Guard, reservists, military spouses and dependents, and veterans. For such individuals, tuition is set at pre-July 2015 rates, with undergraduate course tuition at $250 per credit hour, and graduate course tuition at $325 per credit hour. APUS estimates that the tuition grant applied to approximately 75% of its total net course registrations in 2016 and 2017. Because of the tuition grant, 100% of APUS’s undergraduate tuition is covered by DoD tuition assistance and approximately 80% of graduate tuition is covered. Tuition and fees at HCN are also designed to be affordable and competitive with those of similar institutions offering the same level of flexibility, accessibility, and student experience.

•
Flexible Delivery and Frequent Entry Points, Focused on Adult Learners. APUS designs courses and programs specifically for online delivery. APUS recruits and prepares its faculty exclusively to deliver online instruction. Because students are located worldwide, APUS focuses on providing asynchronous, interactive education to students that fits their busy lives. APUS offers monthly starts, giving students the opportunity to begin their studies at a time that works for them. Our academic support offerings, from advising and mentoring to library services and career planning, are individualized to students’ needs, designed to support them at each step of their education journey and in a format that works best for them. These offerings range from self-service access to resources and virtual career fair events to live video chats and personalized coaching sessions with experts in the applicable discipline. HCN offers programs that accommodate working adults by offering blended online and in-person courses for the PN and ADN Programs, daytime and evening/weekend options for in-person classes, and a fully online RN-to-BSN Program. .

Strategic Approach

In an effort to grow revenue and improve our financial performance, we are employing the following strategies:

•
Enrollment Stabilization at APUS. Student enrollment at APUS has declined in recent periods. Stabilizing student enrollment at APUS is a priority. APUS plans to continue developing and executing strategies and initiatives aimed at increasing enrollment of college-ready students and further improving student retention. This may include launching new marketing initiatives to become more efficient at reaching online audiences, as well as reengineering various enrollment management processes for more efficient student on-boarding and improved customer service.

•
Further Improve Student Outcomes. We are focused on attracting applicants who are prepared for the rigors of higher education and capable of successfully completing courses and graduating from our programs. We also provide services designed to improve student persistence, increase the level of engagement and collaboration in the classroom, and deliver interventions designed to help students succeed.

•
Maintain Our Leading Position in the Military and Veteran Market. APUS has focused on the needs of the U.S. military community since being founded as AMU. The combination of our online model, focused curriculum, and outreach to military and veterans has enabled APUS to maintain a leadership position against more established institutions, many of which are traditional schools offering on-campus instruction that have served the military market for longer periods. APUS remains firmly committed to providing exceptional service and support to the military, and military-affiliated communities.

•
Increase APUS’s Share of the Civilian Market. APUS designs its curriculum to be broadly relevant to adult learners. APUS is particularly responsive to learners in public service communities, including public safety and security professions. Today’s adult learners, regardless of their specific career requirements, are looking for a highly-tailored educational experience that prepares them for success. APUS’s academic offerings are attractive options for students seeking high quality, affordable and flexible programs.

•
Increase Alignment to Job Market Needs. Our institutions will continue exploring opportunities to enhance degree offerings to meet emerging needs and marketplace demands, with a focus on fields of study exhibiting higher than average job growth and new degree programs that are relevant to the workplace. Our institutions will also continue to consider alternatives and non-traditional offerings, including corporate training and competency-based programs aligned to the job market and requiring less time to complete.

•	Add New Campus Locations at HCN. HCN will continue exploring opportunities to add new campus locations to meet the needs of students and marketplace demands.

•
Expand Strategic Partnerships. Our institutions partner with corporations, government agencies, professional associations and non-profit organizations to support their professional and workforce development initiatives. APUS provides more than 200 partner organizations with a range of services to maximize strategic workforce development goals, including dedicated client services, admissions support, custom program webpages, direct payment options for eligible institutions, and tuition grants. HCN partners with more than 300 healthcare facilities, through corporate and local agreements, to provide clinical experiences for HCN students, meet partners’ workforce needs, and work collaboratively to chart the future of nursing education in a community advisory capacity.

•
Utilize Innovative Education Technology. We provide a personalized online learning environment that leverages existing and proprietary technologies, as well as emerging technologies, for the purpose of enhancing student services, classroom instruction, learning outcomes and the overall student experience. We utilize various technologies to encourage student persistence and engagement across all computing devices with an emphasis on the mobile experience.

To support growth in our existing businesses and to diversify our business model, we will continue to assess and pursue strategic investments and acquisitions. Examples of our investments and acquisitions include:

•
New Horizons Worldwide, Inc. In September 2012, we made a $6.8 million equity investment and a $6.0 million debt investment in a holding company that acquired New Horizons, a global information technology training company operating over 300 locations around the world through franchise arrangements covering approximately 70 countries. In connection with the investment we acquired approximately 20% of the fully diluted equity of the New Horizons holding company and are entitled to certain rights, including rights to representation on the Board of Directors of the holding company. In December 2014, the New Horizons holding company prepaid the $6.0 million debt investment we made in connection with the transaction. In 2016, we received a $3.0 million dividend from the New Horizons holding company. We account for our investment in the New Horizons holding company using the equity method of accounting, and therefore recorded a corresponding reduction in the amount of our investment.

•
Hondros College of Nursing. In November 2013, we acquired all of the issued and outstanding capital stock of National Education Seminars, Inc., which we refer to as HCN, for an approximate adjusted aggregate purchase price of $46.8 million. As described more fully elsewhere in this Annual Report, HCN offers a Diploma in Practical Nursing, and an Associate Degree in Nursing through five campuses in Ohio and an online RN-to-BSN Program.

•
RallyPoint. In December 2015, we made a $3.5 million investment in preferred stock of RallyPoint Networks, Inc., or RallyPoint, an online social network for members of the military. Our investment represented approximately 14% of its fully diluted equity and entitled APEI to two board observer seats. In October 2017, we made an additional $300,000 investment in preferred stock of RallyPoint. This additional investment maintained our fully diluted ownership and we continue to be entitled to two board observer seats.

Our strategy for future investments includes focusing on investing in healthcare education and in companies that bridge postsecondary education to employment, delivering on the promise to enable economic mobility for adult learners, in particular those in the military, national security and public service communities, through a combination of educational offerings and workforce-related solutions.
For additional information regarding these and our other investments and acquisitions, please refer to the “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” in this Annual Report.

Executive Officers

Set forth below is certain information concerning our executive officers serving as of the date of this Annual Report.

Name	Age	Position
Dr. Wallace E. Boston	63	President, Chief Executive Officer and Director of APEI; Interim President of APUS
Richard W. Sunderland, Jr., CPA	57	Executive Vice President, Chief Financial Officer
Thomas A. Beckett	50	Senior Vice President, General Counsel and Secretary
Amy N. Panzarella, SPHR, SHRM - SCP	43	Senior Vice President, Human Resources and Community Affairs

Dr. Wallace E. Boston joined us in September 2002 as Executive Vice President and Chief Financial Officer of APUS and, since June 2004 has served as President and Chief Executive Officer and a member of the Board of Directors of APEI. Since October 2017, Dr. Boston has also served as Interim President of APUS. Dr. Boston previously served President and Chief Executive Officer of APUS from June 2004 to July 2016. From August 2001 to April 2002, Dr. Boston served as Chief Financial Officer of Sun Healthcare Group. From July 1998 to May 2001, Dr. Boston served as Chief Operating Officer and, later, President of NeighborCare, Inc. From February 1993 to May 1998, Dr. Boston served as Vice President of Finance and later, Senior Vice President of Acquisitions and Development of Manor Healthcare Corporation, now Manor Care, Inc. From November 1985 to December 1992, Dr. Boston served as Chief Financial Officer of Meridian Healthcare.

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

Thomas A. Beckett joined us in April 2011 as Director, Legal Affairs for APUS, in January 2012 became Vice President, Legal Affairs, and since January 2016, has served as Senior Vice President and General Counsel for APEI and APUS,

and Secretary since June 2016 for APEI. Prior to joining APUS, Mr. Beckett was the General Counsel and Chief Operating Officer of HealthSport, Inc. and its wholly owned subsidiary, InnoZen, Inc. (now CURE Pharmaceutical) from December 2007 to September 2010. In addition, from 2004 to 2010, Mr. Beckett held various leadership positions at HealthSport and InnoZen. Prior to this, Mr. Beckett was an associate at King & Spalding LLP from 1996 to 1999 and at Holland & Knight LLP from 1995 to 1996. Mr. Beckett began his career in 1989 as a banking officer with First Union National Bank.

Amy N. Panzarella, SPHR, SHRM - SCP joined us in 2008 as the Manager of Human Resources of APUS, in January 2010 become Director, Human Resources, in January 2012 became Vice President, Human Resources, and since July 2016 has served as Senior Vice President, Human Resources and Community Affairs. Prior to joining APUS, Ms. Panzarella was the Director of Human Resources at DALB, Inc., from September 2006 to February 2008; Employee Relations Manager at Hollywood Casino at Charles Town Races, from April 2003 to September 2006; and Human Resources Generalist at Wright-Patt Credit Union, Inc. from December 1995 to June 2002. Ms. Panzarella earned her Senior Professional Human Resource Certification (SPHR) in 2009 and her Society for Human Resource Management Senior Certified Professional Certification (SHRM-SCP) in 2014.

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

OUR INSTITUTIONS

We provide postsecondary education through two subsidiary institutions, APUS and HCN. Our institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the U.S. Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV.

American Public University System

APUS is based in Charles Town, WV and has regional accreditation from the Higher Learning Commission, or HLC. APUS traces its roots to AMU, which was founded in 1991 as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. APUS has gradually broadened its focus to include other military communities, veterans, public service, and certain other non-military communities with a focus on a broad purpose of “educating those who serve.” In 2002, APUS was organized into a university system with two components: American Military University, or AMU, and American Public University, or APU. AMU is focused on educating students from the military, national security, military- affiliated and public service communities. APU is focused on educating career-focused working adults with an emphasis on educating professionals working in public service related communities. APUS is an online institution of higher learning, which we believe is well-suited to its students, especially its military, public service and working adult students, who serve in positions requiring extended and irregular work schedules, are on call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, balance family and work demands and may be single parents with limited financial resources. Many APUS students have significant prior education and career experiences, 88% are working adults and the average age of its students is 33. APUS is designed to serve those students with tailored offerings to support them in successfully reaching their individual goals.

Although APUS’s focus has broadened, it continues to have an emphasis on its relationship with the military community. As of December 31, 2017, approximately 54% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment. The remainder of APUS’s students are military-affiliated professionals (such as veterans, reservists or National Guard members), public service professionals (such as law enforcement personnel or other first responders) and other civilians (such as military spouses and working adult students).

Curriculum and Scheduling

APUS offers 217 degree and certificate programs, including one dual degree and four CBE programs, through over 1,600 distinct courses that are primarily offered in either eight- or sixteen-week formats. The four CBE programs include Retail Management, Criminal Justice, Emergency and Disaster Management, and Fire Science. Two additional CBE programs remain in development. Most academic terms begin on the first Monday of each month. APUS’s programs are as follows:

Programs	Number
Doctoral Degrees	2
Master’s Degrees	37
Bachelor’s Degrees	46
Associate Degrees	23
Total Degree Programs:	108

Certificates	Number
Graduate	52
Undergraduate	57
Total Certificates:	109

TOTAL PROGRAMS AND CERTIFICATES	217

At the graduate level, APUS offers programs in the following fields of study:

Professional Doctorate in:	Master of Business Administration
Global Security
Strategic Intelligence	Master of Education in:
Educational Leadership
Master of Arts in:	Teaching
Criminal Justice	Teaching - Non-Licensure Concentration
Emergency and Disaster Management	in Elementary Education
Emergency and Disaster Management and	Teaching - Non-Licensure Concentration
Homeland Security (dual degree)	in Social Studies
Entrepreneurship
History	Master of Public Administration
Homeland Security	Master of Public Health
Humanities	Master of Public Policy
Intelligence Studies
International Relations and Conflict	Master of Science in:
Resolution	Accounting
Legal Studies	Applied Business Analytics
Management	Cybersecurity Studies
Military History	Environmental Policy and Management
Military Studies	Health Information Management
National Security Studies	Information Technology
Political Science	Nursing
Psychology	Space Studies
Reverse Logistics Management	Sports and Health Sciences
Security Management	Sports Management
Transportation Management and Logistics

At the undergraduate level, APUS offers programs in the following fields of study:

Bachelor of Arts in:	Bachelor of Science in (continued):
Criminal Justice	Information Technology Management
Emergency and Disaster Management	Legal Studies
English	Mathematics
Entrepreneurship	Natural Sciences
General Studies	Nursing
Government Contracting and Acquisition	Public Health
History	Space Studies
Homeland Security	Sports and Health Sciences
Hospitality Management	Sports Management
Human Development and Family Studies	Technical Management
Intelligence Studies
International Relations	Associate of Arts in:
Management	Business Administration
Marketing	Communication
Middle Eastern Studies	Counter-Terrorism Studies
Military History	Criminal Justice
Philosophy	Early Childhood Care and Education
Political Science	General Studies
Psychology	History
Religion	Hospitality
Retail Management	Management
Reverse Logistics Management	Military History
Security Management	Real Estate Studies
Sociology	Retail Management
Transportation and Logistics Management	Weapons of Mass Destruction Preparedness

Bachelor in Business Administration	Associate in Applied Science in:
Health Sciences
Bachelor of Science in:	Technical Management
Accounting
Business Analytics	Associate of Science in:
Criminal Justice - Forensics	Accounting
Cybersecurity	Computer Applications
Electrical Engineering	Database Application Development
Environmental Science	Explosive Ordinance Disposal
Health Information Management	Fire Science
Fire Science Management	Paralegal Studies
Information System Security	Public Health
Information Technology	Web Publishing

APUS offers 109 certificate programs. APUS’s certificate programs generally consist of a minimum of 18 credit hours and focus on a particular component of a broader degree program. Students may earn discrete certificates or earn certificates in combination with work toward a degree program. APUS also offers several Learning Tracks comprised of a two-week “Classroom Success” orientation course about online learning and three academic courses in a related area of interest. A Learning Track allows students to pursue a course of study without having to commit to a degree or certificate program. In the first quarter of 2017, APUS launched MomentumTM, its Competency Based Education Program. Competency Based Education, or CBE, focuses on the achievement of knowledge and skills, providing a more flexible degree path to non-traditional students seeking an alternative to prevailing schedule and tuition constraints.

For the fiscal year ended December 31, 2017, 25% of APUS students were enrolled in security and global studies programs, 24% in business, and 22% in arts and humanities, with the remainder of students in science, technology, education and math, health sciences, and education programs. During that period, 59% of students were enrolled in a bachelor’s degree program, 16% in an associate degree program, 16% in a master’s degree program, and 9% in certificate or other programs.

Student Recruitment and Marketing

APUS’s relationship-based marketing strategy focuses on building long-term, mutually beneficial relationships with organizations and individuals in the military, military-affiliated and public service communities. The core of this strategy is rooted in our outreach teams, which serve these communities and foster long-standing relationships. We believe APUS’s reputation as a trusted educator positions APUS as a respected institution among certain federal and private sector employers. These relationships, as well as APUS’s student and alumni networks, also cultivates personal referrals. We believe that this relationship-based marketing approach enables APUS to achieve lower student acquisition costs than otherwise would be achieved if it focused more heavily on traditional media advertising.
APUS supplements relationship-based marketing with multichannel marketing campaigns to create greater brand awareness, particularly for the APU brand outside the military, military-affiliated, and public service communities, and to connect with and attract academically prepared potential students. In these campaigns, APUS utilizes digital marketing channels such as organic and paid search, APUS owned and external content marketing communities, traditional and digital TV, radio, print advertising, and social media, among others. This aspect of APUS’s marketing strategy, along with increased competition and more investment in marketing the less well known APU brand, has resulted in increased student acquisition costs. To better manage costs and focus marketing efforts on prospective student audiences most likely to matriculate and succeed, APUS put in place tools to provide new insights connecting individual student performance data with the marketing channel that attracted them. APUS is using these insights to improve future decisions with respect to marketing mix allocation, audience targeting, new initiatives, and messaging decisions.
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

Student Body and Enrollment

The student body of APUS consists of approximately 83,400 enrolled students, most of whom hold full-time employment. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence for up to two years, who have reached the eighth day of their first course or who have completed at least one course within the last 12 months for which a grade was received.

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
•Associate of Arts, Bachelor of Arts, and Master of Arts in Management;
•Associate of Arts in Real Estate Studies;
•Associate of Arts and Bachelor of Arts in Retail Management;
•Bachelor of Arts and Master of Arts in Reverse Logistics Management;
•Bachelor of Arts in Marketing; and
•Bachelor of Arts and Master of Arts in Transportation and Logistics Management.

In addition to the general ACBSP accreditation, our Bachelor of Science and Master of Science in Accounting hold specialized Accounting accreditation from ACBSP.

The Commission on Collegiate Nursing Education, or CCNE, accredits the Bachelor and Masters of Science in Nursing program. In addition, APUS has obtained professional recognition for its program concentrations in Human Resources from the Society for Human Resource Management, for certain courses in the Sports and Health Sciences program from the American Sport Education Program for Bronze Level Certification and the National Academy of Sports Medicine Performance Enhancement Specialist, for the Information Systems Security program from the National Security Agency - Information Assurance Courseware Evaluation, and for certain courses in the Human Development and Family Studies program from the National Council on Family Relations for the Certified Family Life Educator.

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

In April 2017, APUS continued to strengthen its verification process by implementing new procedures for prospective non-military students, an effort that originated in April 2015 with the implementation of a requirement for prospective students to complete a free, noncredit admissions assessment. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. For example, in July 2017, APUS implemented a process requiring enhanced verification of prospective non-military students’ prior transcripts. These initiatives require significant time, energy and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition. Even if these initiatives successfully lead to the identification and enrollment of students who are likely to succeed and improving student experience, they could result in adverse impacts on APUS enrollments.

Cost of Attendance and Financial Aid

We believe that APUS’s ability to offer affordable programs is one of its competitive strengths. Many APUS students also transfer a significant number of previously earned academic credit hours, which reduces the length of time required to earn their degrees, and therefore reduces the cost of the degree, as well.

In July 2015, APUS increased undergraduate and graduate tuition by approximately 8%. Undergraduate tuition at APUS is now $270 per credit hour, or $810 per three-credit course. In general, a bachelor’s degree may be earned for $32,670 in tuition costs at current tuition rates. APUS’s graduate tuition is now $350 per credit hour, or $1,050 per three-credit course, which means many APUS graduate degrees may be earned for $12,600 in tuition at current tuition rates. The combined tuition, fees and books at APUS are designed to be less expensive for undergraduate and graduate students than the average in-state cost at a public university. APUS provides a tuition grant to support students who are U.S. Military active-duty service members, National Guard, reservists, military spouses and dependents, and veterans. For such individuals, tuition is set at the pre-July 2015 rates, with undergraduate course tuition at $250 per credit hour, and graduate course tuition at $325 per credit hour. APUS estimates that the military tuition grant applied to approximately 75% of its 2016 and 2017 total net course registrations.

The July 2015 tuition increase was APUS’s first undergraduate tuition increase since 2000, and the first graduate tuition increase in four years. According to the Department of Education’s College Affordability and Transparency Center, for 2015-2016 (the most recent data available), APUS was listed as the institution with the twenty-first lowest tuition and the fourteenth lowest net price. APUS’s net price was 47% less than the national average net price of private for-profit, four-year or above institutions.

Undergraduate students enrolled in courses for academic credit receive their textbooks and certain course materials at no additional cost to them through a book-grant program. This book grant represents an approximate savings over the course of a student’s undergraduate degree program of $5,000 as compared to public four-year colleges and universities according to comparative information from The College Board’s Trends in College Pricing 2017 report. APUS also utilizes open access and online library materials where appropriate and works with various publishers to reduce the cost of textbooks and course materials for both undergraduate students receiving the book grant and for graduate students who pay for textbooks and course materials.

In July 2017, APUS began accepting applications for two applied doctoral programs in Strategic Intelligence and Global Security. The first cohorts began in January 2018. The programs meet the need for higher-level education and research combined with professional practice in these fields. The doctoral degrees tuition and residency costs range from $5,005 to $6,675 per term and include a book grant for course materials. APUS doctoral degrees may be earned for between $50,054 and $60,054 in tuition at current tuition rates.

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

Sources of Student Financing

APUS’s students finance their education through a combination of individual resources, DoD tuition assistance programs, ED’s Title IV programs, VA education benefits, private loans, state and federal grants, and corporate reimbursement programs. Most students rely on some form of financial aid in addition to their individual resources. Students utilizing DoD’s tuition assistance programs accounted for 37%, those utilizing ED’s Title IV programs 27%, and those using VA education benefits 23% of APUS’s net course registrations in 2017, and we believe that the ability of our students to participate in these programs is essential to APUS’s success. Participation in the DoD tuition assistance programs, ED’s Title IV programs and VA education benefits add to APUS’s regulatory burden, as described more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.” Participation in these programs means that changes to or interruptions in federal appropriations for these programs or other actions by the federal government will impact APUS’s operations and our financial condition.

As described more fully below in “Regulatory Environment - Recent Legislative and ED Activity - Federal Legislative Activity - Sequestration and Budgetary Matters,” in March 2013, in response to automatic across-the-board reductions in federal spending, also known as sequestration, the Army, Air Force, Coast Guard, and Marine Corps announced the suspension of their tuition assistance programs. Congress subsequently approved legislation requiring DoD to restore its tuition assistance programs, and each branch of the military restored its tuition assistance program. The DoD tuition assistance programs were again temporarily suspended during the October 2013 U.S. government partial shutdown. As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistance programs that took effect in federal fiscal year 2014. For example, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance and has reduced the total benefit per service member per year from $4,500 to $4,000, the Coast Guard has also reduced total per service member annual benefits, and the Marine Corps now requires Marines to have 24 months on active duty prior to being eligible to apply for tuition assistance. Additional changes to the tuition assistance programs could occur, including due to Congressional action or DoD policy and funding changes.

Funding for the federal government, including the DoD, lapsed on January 20, 2018, and the federal government partially shut down for a few days. On January 22, 2017, Congress enacted a continuing resolution to extend funding for the federal government, including the DoD, through February 8, 2018. Funding for the federal government lapsed again on February 9, 2018, resulting in a government shutdown that lasted for several hours. Later on February 9, 2018, Congress enacted a continuing resolution to extend funding for the federal government through March 23, 2018; however, if funding is not extended beyond that date a government shutdown could occur resulting in a suspension of DoD tuition assistance programs. A government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations and financial condition. For instance, on October 1, 2013, prior to the government shutdown and temporary suspension of DoD tuition assistance programs, APUS’s course registrations for October 2013 were approximately 41,200. However, as of October 14, 2013, approximately 13,100 registrations had been dropped, resulting in a net course registration reduction of approximately 20% compared to October 2012. We believe that many of these dropped registrations resulted from the suspension of DoD tuition assistance programs. After the government shutdown ended, DoD resumed its tuition assistance programs; however, we do not believe that APUS’s registrations for subsequent periods replaced all of the dropped registrations.

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

Faculty and Staff

APUS’s faculty consists of approximately 1,920 full and part-time faculty members with relevant teaching and practitioner experience. The institution also employs professional staff of approximately 910 non-faculty employees to administer APUS’s academic, technology, service and business operations. Most of APUS’s non-faculty employees are based at either its headquarters in Charles Town, West Virginia, or at its administrative offices in Manassas, Virginia. None of APUS’s employees are parties to any collective bargaining arrangement. We believe that APUS has a good relationship with its employees.

APUS has approximately 370 full-time faculty members with the remainder designated as part-time. APUS establishes full-time and part-time positions based on program and course enrollment. Many of APUS’s full-time faculty began their careers with APUS as part-time faculty. We expect that APUS’s faculty headcount and the composition of full-time and part-time faculty will vary with fluctuations in enrollment.

We believe that APUS’s well-regarded faculty, which includes many former and current practitioners in their fields, attracts new students to APUS. A significant majority of APUS’s graduate faculty members hold terminal degrees or doctorates in their relevant fields, and virtually all undergraduate faculty members hold graduate degrees. Exceptions have been granted for a limited number of APUS’s faculty members who do not meet degree standards and who provide evidence of significant experience and achievement in the field of study that they teach, according to APUS faculty quality guidelines. Many APUS faculty members have relevant experience at other universities and within military, corporate and government institutions.

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
Information technology systems are an essential part of the APUS student experience and our business operations, and we believe we will need to continue, and potentially increase, our investment of capital, time and resources, in technology operations and enhancements to support our systems and mission and evaluate when it is appropriate to make significant changes, modifications or upgrades. For example, we believe we will need to continue to make investments in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, and to update older systems and to enhance functionality. For example, in 2010, we selected Sakai CLE to replace APUS’s existing provider as the foundational software for APUS’s online classroom, and in 2015 APUS selected Global Financial Aid Services for financial aid processing services, which required meaningful information technology changes. These types of changes are not without risk to our operations and financial results. We continually evaluate our PAD system for possible changes and upgrades, and such changes and upgrades may result in us incurring significant costs that could affect our financial results in the near term. Our investments in information technology systems may result in an increased level of spending, not all of which can be capitalized, and may cost more than expected or fail to be successful. Furthermore, as a result of unsuccessful development efforts, or a result of replacing outdated technology, software or other technology related assets, we may have assets that become impaired. For example, APUS reported a $4.0 million cost associated with the abandonment of development of a new student course registration system in the year ended December 31, 2016.
The performance and reliability of APUS’s networks and technology infrastructure, including those of third-party systems utilized by APUS, are critical to its reputation and ability to attract and retain students. Any system error or failure could interrupt APUS’s ability to operate and could result in the unavailability of its online classrooms, preventing students from accessing their courses and adversely affecting our results of operations. APUS’s technology infrastructure, and the technology infrastructure of its third-party vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber-attacks, and hacker activities, terrorist activities, and telecommunications failures. APUS’s computer networks, and the networks of its third-party vendors, may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. APUS uses external vendors to perform its security assessments on a periodic basis to review and assess its security. APUS utilizes this information to audit itself to ensure that it is adequately monitoring the security of its technology infrastructure. However, we cannot ensure that these security assessments and audits will protect APUS’s computer networks against the threat of security breaches. Similarly, although APUS requires its third-party vendors to maintain a level of security that is acceptable to us and works closely with its third-party vendors to address potential and actual security concerns and attacks, we cannot ensure that APUS and its systems and proprietary information or personal information about its students or employees will be protected against the threat of security attacks on third-party vendors that affect APUS systems or such information. System disruptions and security breaches of APUS’s online computer networks, technology infrastructure, or online classroom infrastructure, or of the networks, infrastructures and systems of third parties could have an adverse effect on our financial condition.
For additional information regarding risks related to our information technology please refer to “Risk Factors - Risks Related to Our Business.”

Intellectual Property

APUS owns and exercises rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect its intellectual property. APUS owns all course syllabi and course and instructional materials developed by APUS faculty and employees and, as such, these course materials may be used by APUS in current and future courses as needed to facilitate instruction, and may be modified by APUS to meet evolving course or curriculum requirements. In general, APUS does not assert ownership claims to scholarly works of its faculty, such as articles and books, which were not developed as APUS course materials. Such intellectual property of APUS’s individual faculty members remains the property of each such faculty member and is reserved specifically for use only by the faculty member who owns it, unless the faculty member grants permission for use by others. APUS relies on agreements under which it obtains rights to use course content developed by faculty members and other third-party content providers. APUS does own the copyright for a work by a faculty member if APUS compensated the faculty member for the particular product or if APUS funded the research in whole or in part.

APUS has secured rights to trademarks for various names and terms used in its business, including “American Public University System,” “American Military University,” “American Public University” and logos incorporating the foregoing terms and acronyms of those terms, as well as “Ready When You Are,” “Educating Those Who Serve,” “RESPECTED. AFFORDABLE. ONLINE.,” “COMMITTED TO YOUR FUTURE,” “MASTERS OF DISASTER,” “MOMENTUM,” “MyMomentum” and the term “Partnership At a Distance.” These trademarks and brand names are central to a number of APUS’s marketing efforts and we believe they are important to how prospective students identify APUS. APUS also owns rights to more than 200 internet domain names pertaining to APEI, APUS, AMU, APU and other unique descriptors. The U.S. Patent and Trademark Office issued APUS a patent for PAD in February 2011.

Competition

Within the postsecondary education market, APUS competes primarily with not-for-profit public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. APUS also competes in specific targeted markets, such as those discussed below. For additional information regarding APUS’s competitive environment, please refer to “Business - Company Overview - Competition.”

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

Hondros College of Nursing

HCN is institutionally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS. HCN’s programs are designed to prepare individuals for productive careers in the field of nursing. HCN’s students principally receive on-campus instruction at one of HCN’s Ohio campuses. In 2017, HCN had five campuses located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. HCN opened the Toledo campus in January 2017. Additionally, HCN offers its RN-to-BSN Program and certain nursing courses online. As discussed more fully below in “Regulatory Environment - Regulatory Actions and Restrictions on Operations,” HCN participates in the Department of Education’s, or ED’s, Title IV programs pursuant to a Provisional Program Participation Agreement that was amended in December 2016 in response to ED’s decision to withdraw and terminate ED’s recognition of ACICS. HCN has an in process application for institutional accreditation by the Accrediting Bureau of Health Education Schools, or ABHES, an accreditor for allied health schools that is recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting.

Curriculum and Scheduling

HCN offers on-campus instruction leading to a Diploma in Practical Nursing and an Associate Degree in Nursing. Graduates of the PN Program are eligible to seek licensure as a Licensed Practical Nurse, or LPN, after passing the NCLEX-PN exam. Graduates of the ADN Program are eligible to seek licensure as a Registered Nurse, or RN, after passing the NCLEX-RN exam. Through its RN-to-BSN Program, HCN also offers online instruction leading to a Bachelor of Science in Nursing to students who already possess an associate degree in nursing. HCN’s programs are offered in a quarterly format. Academic terms for the PN and ADN Programs begin four times each year, with courses starting in January, April, July and October. In an effort to better serve students and increase enrollments, HCN has increased its offering of evening and weekend courses. Approximately 53% of enrollments for the fiscal year ended December 31, 2017 were in the PN Program, while 42% were in the ADN Program and 4% were in the RN-to-BSN Program.

Student Body and Enrollment

HCN provides nursing education to approximately 2,100 students at five campuses in Ohio, as well as online. The average HCN student is 30 years old and 92% of HCN students are female.

Accreditation

HCN is institutionally accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS. By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation in the Title IV programs on a provisional basis for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. ED has indicated that during the period of provisional participation it will deem an ACICS-accredited institution to hold recognized accreditation and will require the institution to comply with certain conditions and restrictions. On December 21, 2016, HCN and ED executed a revised provisional program participation agreement, or PPPA, and addendum to the PPPA in which HCN agreed to comply with ED’s conditions and requirements. HCN has an in process application for accreditation by ABHES. ABHES is a national accreditor for allied health schools recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting. If HCN does not obtain accreditation from ABHES, or if ACICS does not receive new initial recognition from ED, by June 12, 2018, HCN will lose its ability to participate in Title IV programs.

In June 2016, HCN was notified that its PN and ADN Programs were granted pre-accreditation candidacy status by the National League for Nursing Commission for Nursing Education Accreditation effective through June 23, 2019. The RN-to-BSN Program has received programmatic accreditation from the Commission on Collegiate Nursing Education, or CCNE. The status and meaning of these accreditations and recognitions is described more fully below in “Regulatory Environment - Accreditation.”

Beginning in 2012, ACICS, HCN’s accreditor, established requirements, including minimum “standards” and expected “benchmarks,” to measure student retention, graduate placement and licensure exam passage rates. To satisfy ACICS’s standards, the retention rate, placement rate, and licensure exam pass rate each must exceed 60%. To satisfy ACICS’s benchmarks, each rate must exceed 70%. If ACICS determines that an institution’s campus-level or program-level data does not satisfy one or more standards or benchmarks, ACICS may take certain actions. In January 2017, ACICS published a new policy, effective December 6, 2016, that defines in terms of metric ranges when a particular action will be taken at the campus and program levels, including placement on reporting status, issuance of a compliance warning, issuance of a show-cause directive, or issuance of an adverse action. For the reporting year July 1, 2015 through June 30, 2016, several HCN campuses and programs did not satisfy ACICS student achievement measures and as a result were placed on reporting status or were issued a compliance warning. HCN timely fulfilled all ACICS requirements with respect to those actions. On January 17, 2018, ACICS notified HCN that for the reporting year July 1, 2016 through June 30, 2017, three of its programs - the PN Program at the Cleveland campus, the PN Program at the Columbus campus, and the RN-to-BSN Program - did not satisfy ACICS student achievement benchmarks with respect to student retention rates. Each had a retention rate between 60 and 69.9%. ACICS placed these programs on reporting status and HCN is required to develop and implement an Improvement Plan that includes specific activities that are being implemented to improve student retention.

Student Recruitment and Marketing

HCN’s marketing strategy is focused on building long-term relationships with businesses, organizations and individuals in the healthcare community, primarily in Ohio. We believe this strategy will continue to generate a significant number of referrals. In addition, HCN utilizes traditional media as well as internet-focused marketing channels, including organic search, local display advertising and pay-per-click. However, if we are unable to effectively market HCN’s programs, we may not be able to successfully execute our long-term strategic plan to diversify our business and expand our programs, which would negatively affect our operating results.

Student Admissions

HCN welcomes prospective students to apply for admission at any time by submitting an application along with an application fee. To be accepted into any HCN program, an applicant must be a U.S. citizen or permanent resident, be at least 18 years old at the time of starting the program, and hold a high school diploma or General Education Development certificate. HCN’s programs also have program-specific admissions requirements.

Applicants for both the PN Program and the ADN Program are required to complete an interview with an admissions representative, and complete and pass a criminal background check. PN Program applicants are also generally required to take and pass the Health Education Systems Admissions Assessment, or HESI Exam.

ADN Program applicants who apply to start in the quarter immediately following their graduation from the PN Program may be admitted prior to possessing an active unencumbered PN license, but must obtain an active unencumbered PN license prior to the start of the their third quarter in the program. External applicants are required to have an active unencumbered PN license and to have graduated from an approved PN program.

RN-to-BSN Program applicants must hold an active, unencumbered registered nurse license in the state in which they desire to complete their practicum. Applicants must also have graduated from an approved registered nursing program with a cumulative grade point average of at least 2.0, and must complete an interview with an admissions representative. Applicants applying to begin the RN-to-BSN Program in the quarter immediately following graduation from the ADN Program may be admitted without a license, but are required to obtain one prior to their third quarter in the RN-to-BSN Program.

Cost of Attendance and Financial Aid

HCN’s tuition costs vary among its three programs. HCN’s PN Program may be completed for approximately $17,570 in tuition and fees, the ADN program may be completed for approximately $25,540 in tuition and fees, and the RN-to-BSN Program may be completed for approximately $20,880 in tuition and fees. Fees include the cost of examination review materials, lab fees, test review fees, and fees for applications with the Ohio Board of Nursing, among others. Some of these costs are payable to HCN and others are payable to third parties.

HCN’s students also incur costs for textbooks, supplies, uniforms and its technology package. These costs vary among HCN’s three programs and are paid for by HCN’s students as the textbooks or supplies are needed. HCN estimates that over the life of its programs a student’s costs related to textbooks and supplies will be approximately $3,600 for the PN Program, $5,500 for the ADN Program, and $4,400 for the RN-to-BSN Program.

Sources of Student Financing

HCN’s students finance their education through a combination of individual resources, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, and corporate reimbursement programs. Most HCN students rely on some form of financial aid in addition to their individual resources. The substantial majority of HCN’s revenue is derived from students utilizing ED’s Title IV programs, which results in increased regulatory risks, as discussed more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule.’” As a result, HCN’s management may find it necessary to decrease HCN’s enrollment of students utilizing the Title IV programs or pursue other approaches, any of which could have a negative impact on its operating results and our financial condition.

While HCN does not currently participate in DoD’s tuition assistance programs, it may do so in the future, in which case it will be subject to such program’s requirements and restrictions, which are more fully discussed in the “Our Institutions - American Public University System - Sources of Student Financing,” “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements,” “Regulatory Environment - Recent Legislative and Regulatory Activity - Federal Legislative Activity - Sequestration and Budgetary Matters,” and “Risk Factors” sections of this Annual Report.

Faculty and Staff

HCN’s faculty consists of approximately 145 faculty members with relevant teaching and nursing or healthcare practitioner experience. HCN also employs approximately 110 staff members who administer HCN’s academic, technology, service, and business operations. HCN’s faculty and staff largely work at one of its five campuses. None of HCN’s employees are parties to any collective bargaining arrangement. We believe that HCN has a good relationship with its employees.

HCN has approximately 105 full-time faculty members with the remainder designated as part-time. All faculty whose instruction is focused within the PN Program must have earned the minimum of a bachelor’s degree in nursing. All faculty whose instruction is focused within the ADN Program and RN-to-BSN Program must have earned the minimum of a master’s degree. All HCN faculty whose instruction is nursing theory-based must have an active license to practice as a Registered Nurse. In addition to the formal education of HCN’s faculty members, many have also obtained specialized certifications in the field of nursing.

We believe that selecting well-educated and qualified faculty members is a key component to HCN’s success. In addition to having the necessary educational requirements, HCN seeks faculty members who have demonstrated experience in the field of nursing. Almost all faculty who teach HCN’s nursing courses have nursing experience in a clinical setting, which we believe helps teach HCN’s students the skills needed to be effective and safe caregivers.

HCN trains and develops new faculty through a formal, structured on-boarding, training, and mentoring program. All new HCN faculty members receive a 90-day on-boarding experience, which includes a formal orientation to the organization, policies and procedures, teaching strategies, performance expectations and role responsibilities.

Information Technology

In 2015, the hosting and maintenance of HCN’s information technology infrastructure was transitioned from a third-party affiliated with HCN’s previous ownership to APUS, which provides services through an intercompany arrangement. For information regarding the security and reliability of APUS provided systems please refer to “Our Institutions - American Public University System - Information Technology.”

Intellectual Property

In connection with our acquisition of HCN, we received the right to the corporate name National Education Seminars, Inc. and a royalty-free, irrevocable, exclusive, transferable, sublicensable license to use the names “Hondros College” and “Hondros College of Nursing” (or, instead of “Nursing,” any other qualifier directly related to nursing, medicine or healthcare in connection with the business and operations of HCN).

HCN exercises rights associated with copyrights, trademarks, service marks, domain names, agreements, and registrations to protect its intellectual property.

Competition

HCN’s programs are largely offered as campus-based programs to residents in the geographic areas where it has campuses. In these regions, HCN competes with other schools offering nursing programs, including for-profit and not-for-profit public and private colleges. Because of its geographic focus, HCN’s competitive environment is impacted by various factors that are specific not only to Ohio but also to the particular areas of Ohio where campuses are located, including in terms of the local supply of and demand for both nurses and for nursing schools. As a result of HCN’s geographic focus, HCN’s results are also more susceptible than an institution that draws from a broader geographical area to the actions of single competitors. For example, a particularly effective or ineffective marketing approach by another school, or the opening or closing of another school, could have unanticipated detriments or benefits to HCN’s competitive position. Because HCN’s RN-to-BSN Program is offered online, HCN also competes in a broader market against other online nursing programs. For additional information regarding HCN’s competitive environment, please refer to “Business - Company Overview - Competition.”

REGULATORY ENVIRONMENT

In the United States, postsecondary education institutions are overseen by a three-part regulatory framework comprised of (i) accrediting agencies recognized by the U.S. Secretary of Education, (ii) state regulatory bodies, and (iii) the federal government through ED. Because APUS participates in military tuition assistance programs administered by the U.S. Department of Defense, or DoD, and APUS and HCN participate in veterans’ education benefits programs administered by the VA, our institutions are also subject to oversight by those agencies. The regulations, standards, and policies of these organizations cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition.
The postsecondary education regulatory environment is complex and continues to evolve. Applicable regulations, standards, and policies frequently change, and changes in, or new interpretations of existing regulations, standards, and policies, as well as applicable laws, could have material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under federal student financial aid programs and military tuition assistance programs, and costs of doing business. In recent years ED has been actively issuing new rules that have had a substantial impact on the proprietary postsecondary education industry. For example, in 2010, ED adopted rules, which were generally effective July 1, 2011 and which we refer to as the Program Integrity Regulations, establishing significant new compliance requirements for institutions of higher education. In 2014, ED adopted rules, which were generally effective July 1, 2015 and which we refer to as the Final GE Regulations, defining the circumstances under which an education program prepares students for “gainful employment in a recognized occupation,” as is required in order for students enrolled in such programs to receive student financial aid under Title IV of the Higher Education Act of 1965, as amended, or the HEA. In 2016, ED adopted rules, portions of which became effective July 1, 2017 and which we refer to as the Borrower Defense Regulations, establishing a new federal standard and process for determining whether a borrower has a defense to repayment on a loan, or a Direct Loan, made under the William D. Ford Federal Direct Loan Program, or Direct Loan Program, based on an act or omission of an institution; prohibiting institutions that participate in the Direct Loan program from using certain contractual provisions regarding dispute resolution, such as pre-dispute arbitration agreements or class action waivers, and requiring certain notifications and disclosures regarding the use of arbitration; and revising ED’s financial responsibility standards and adding related disclosure requirements. Certain portions of the Program Integrity Regulations, the Final GE Regulations, and the Borrower Defense Regulations, including delays to implementation of portions of the Final GE Regulations and the Borrower Defense Regulations, are discussed in this Annual Report.
The postsecondary education regulatory environment has changed and may change in the future as a result of the U.S. federal election in November 2016. For example, as described elsewhere in this Annual Report, before the Borrower Defense Regulations took effect, ED, under new leadership, acted to postpone indefinitely certain portions of the Borrower Defense Regulations. ED subsequently delayed implementation of those rules until July 1, 2018 and announced its intent to further delay implementation of those rules until July 1, 2019. Similarly, in June 2017, ED announced that it will allow institutions until July 1, 2018 to comply with certain disclosure requirements in the Final GE Regulations. In the meantime, ED also has initiated new rulemaking processes to alter existing regulations, including the Borrower Defense Regulations and the Final GE Regulations, and could act to change other existing ED policies and practices with respect to matters related to postsecondary education institutions. In addition, on January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding certain regulations that have been published but have not yet taken effect, including regulations related to state authorization of distance education. As of February 2018, ED had taken no action with respect to the state authorization of distance education regulations. In December 2017, the U.S. House of Representatives Committee on Education and the Workforce considered and passed out of committee a draft of the Promoting Real Opportunity, Success, and Prosperity through Education Reform Act, or PROSPER Act, to reauthorize the HEA. In its current form, the PROSPER Act would make dramatic changes to the HEA by, among other things, eliminating the 90/10 Rule discussed in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule.’,” eliminating regulation of gainful employment programs, and replacing current accountability metrics linked to cohort default rates with metrics linked to timely loan repayment. The U.S. Senate Committee on Health, Education, Labor and Pensions has also held hearings related to HEA reauthorization, and the Chairman has issued a white paper including a number of policy proposals for consideration. We cannot predict the extent to which the Trump Administration and Congress will act to reauthorize the HEA or change or eliminate ED regulations, policies, and practices, nor can we predict the form that new legislation, regulations, policies, or practices may take.
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

•
In connection with our organizational realignment, HLC requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC prior approval. On December 22, 2016, APUS submitted the requested change of structure application. HLC is currently reviewing APUS’s application and as part of that review process conducted an on-site visit to APUS in early May 2017. On June 26, 2017 HLC notified APUS that HLC has delayed completing and issuing a report of its on-site visit because HLC staff believes that HLC’s Criteria for Accreditation and related policies do not provide an explicit frame of reference for how the Criteria for Accreditation should be applied to a shared-services model between an accredited institution and a related entity. On July 7, 2017, HLC notified APUS that at its June 29, 2017 meeting, the HLC Board of Trustees authorized the commencement of a process to develop a framework for applying the Criteria of Accreditation to such shared-services models through HLC’s Change of Control, Structure or Organization process. HLC indicated that members of the HLC Board of Trustees and HLC staff would present a proposed framework to the full HLC Board of Trustees for its consideration at its November 2017 meeting. HLC further indicated that APUS would have an opportunity to update its application after a framework was approved, and HLC staff would issue its report after reviewing any such updates. In November 2017, HLC notified APUS that the HLC Board of Trustees had adopted new guidelines for review of shared services arrangements, which were effective immediately, and invited APUS to submit updates to the application to reflect the new guidelines. APUS asked HLC staff to consider the change in structure application at the HLC Board June 2018 meeting, subject to submission of updates to the application. HLC had planned to visit APUS in February 2017 as part of a standard comprehensive evaluation. As a result of the change-of-structure application process, HLC agreed to postpone that comprehensive evaluation until the third quarter of 2018. We are unable to predict whether HLC will approve APUS’s application and whether or not such approval will be subject to limitations or conditions. Further, we are unable to predict what changes, if any, HLC may require to APUS’s organizational realignment and how such changes may impact our business, operations, financial condition, results of operations, and cash flows. The next comprehensive evaluation for reaffirmation of accreditation is scheduled for the 2020-2021 academic year.

On August 31, 2016, HLC adopted policy changes that are intended to facilitate quicker HLC responses to changing circumstances at accredited institutions. The policy changes permit HLC to designate publicly an institution as “in financial distress” or “under governmental investigation” where such situations have the potential to impact the institution’s operations and HLC believes the public should have information in making a decision to attend or continue to attend the institution. An accredited institution with a designation will be required to submit regular reports to HLC or undergo other special monitoring, and a substantive change application from an institution with a designation will be subject to strict scrutiny and may be deferred until the removal of the designation or may be denied. A designation typically will extend for not more than two years and may be removed when HLC determines the designation is no longer required because the institution has resolved the issues that led to the designation. On February 7, 2018, HLC notified APUS that it is imposing a “governmental investigation” designation on APUS in connection with the Civil Investigative Demand, or CID, issued to APUS on July 31, 2017 by the Attorney General of Massachusetts, which is discussed more fully below in this section in “Consumer Protection.” The designation is expected to remain in place until the office of the Attorney General of Massachusetts concludes its investigation, at which time HLC is expected to review the circumstances of the situation and determine what further action HLC will take, if any. In imposing the designation, HLC reached no conclusions about the merits of the investigation or its possible outcome. Imposition of the designation is accompanied by monitoring and a notice on HLC’s website that APUS is currently under governmental investigation. APUS must submit an interim report no later than June 4, 2018 providing an update regarding the status of the investigation. In its letter, HLC notified APUS that it will continue to review APUS’s change in structure application while the designation remains active; however, the HLC may determine to defer action on the application while the investigation is pending. The HLC Board of Trustees is tentatively scheduled to consider the application at its June 2018 meeting. HLC has indicated that it will review findings related to the designation, if any, when they occur and will determine whether such findings impact the change in structure application at that time. We cannot predict what actions HLC will take with respect to the designation, including with respect to APUS’s change in structure application.

In July 2017, the Council on Education for Public Health, or CEPH, notified APUS that the CEPH Board of Councilors acted in June 2017 to accredit the Master of Public Health program for a five-year term, extending until July 1, 2022.

•
Hondros College of Nursing, or HCN, is institutionally accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS, a national accrediting agency. After completion of our acquisition of HCN, ACICS acted to reinstate HCN’s accreditation through December 31, 2016, effective from the date of the acquisition. During the first quarter of 2016, ACICS conducted a site visit at each of HCN’s campuses as part of ACICS’ evaluation of HCN’s renewal of accreditation application. In 2016, ACICS reaffirmed HCN’s Cleveland campus’ accreditation through December 31, 2020, its Cincinnati and Dayton campuses’ accreditation through December 31, 2021 and its Columbus campus’ accreditation through December 31, 2022. ACICS also has granted accreditation to the new Toledo campus through April 30, 2018. ACICS conducted a site visit to the Toledo campus on January 31 - February 1, 2018. For more information, see “Regulatory Environment - Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control” and “Risk Factors - Risks Related to the Regulation of Our Industry.”

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

For the reporting year July 1, 2015 through June 30, 2016, several HCN campuses and programs did not satisfy ACICS student achievement measures and as a result were placed on reporting status or were issued a compliance warning. HCN timely fulfilled all ACICS requirements with respect to those actions. On January 17, 2018, ACICS notified HCN that for the reporting year July 1, 2016 through June 30, 2017, three of its programs - the PN Program at the Cleveland campus, the PN Program at the Columbus campus, and the RN-to-BSN Program - did not satisfy ACICS student achievement benchmarks with respect to student retention rates. Each had a retention rate between 60 and 69.9%. ACICS placed these programs on reporting status and HCN is required to develop and implement an Improvement Plan that includes specific activities that are being implemented to improve student retention.

By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS, as discussed more fully below in this section. HCN has an in process application for accreditation by the Accrediting Bureau of Health Education Schools, or ABHES, a national accreditor for allied health schools that is recognized by ED for federal student financial aid purposes. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting.
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
In June 2015, NACIQI voted to recommend that ED renew HLC’s recognition as an accrediting agency through December 2017. ED subsequently accepted NACIQI’s recommendation and scheduled HLC for consideration during NACIQI’s February 2018 meeting. If HLC were to lose its recognition as an accrediting agency, APUS could lose its eligibility to participate in Title IV programs and DoD tuition assistance programs.
In June 2016, NACIQI recommended that ED’s Senior Department Official deny ACICS’s petition for renewal of recognition and withdraw ACICS’s status as a recognized accreditor. On September 22, 2016, the ED Senior Department Official concurred with NACIQI’s recommendation and terminated ED’s recognition of ACICS as a nationally recognized accrediting agency. ACICS appealed the decision to the Secretary of ED, who by decision dated December 12, 2016 withdrew and terminated ED’s recognition of ACICS. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation in the Title IV programs on a provisional basis for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. In connection with ACICS’s loss of recognition, ED has indicated that during the period of provisional participation it will deem an ACICS-accredited institution to hold recognized accreditation and will require the institution to comply with certain conditions.
ED will also impose certain additional requirements on ACICS-accredited institutions that do not meet certain milestones toward accreditation by another recognized accrediting agency. On December 21, 2016, HCN and ED executed a revised provisional program participation agreement, or PPPA, and addendum to the PPPA in which HCN agreed to comply with ED’s conditions and requirements. HCN has an in process application for accreditation by ABHES, an accreditor for allied health schools that is recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting.
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
On March 31, 2017, ACICS filed a motion for summary judgment seeking to vacate the Secretary’s decision terminating ACICS’s recognition status and requesting that the court return ACICS’s petition for continued recognition to ED for reconsideration. On April 28, 2017, ED filed a cross-motion for summary judgment. Briefing on the motions was completed as of May 26, 2017, and the court may schedule a hearing to assist in its consideration of the motions. If the court does not restore ACICS’s recognition status, HCN would not be eligible to participate in Title IV programs beyond June 12, 2018, unless HCN becomes accredited by another accrediting agency recognized by ED within that period. In addition, the approval status and in some cases funding provided by other agencies could be adversely affected by HCN’s loss of accreditation by a recognized accrediting agency, even during any period of ED’s provisional certification of HCN. For additional information regarding the risks associated with loss of accreditation please refer to the “Risk Factors - Risks Related to the Regulation of Our Industry” section of this Annual Report. On October 4, 2017, ACICS announced that it had submitted to ED a formal petition for recognition as a national accreditor. ED subsequently scheduled ACICS’s petition for consideration during NACIQI’s May 2018 meeting.
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
The State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a national council and administered by four regional education compacts, which accept applications from states in their regions to join SARA. SARA requires states to approve institutions in their state to participate in SARA, based upon institutional accreditation and financial stability, and to resolve student complaints. SARA membership is open to degree-granting postsecondary institutions from all sectors, including public colleges and universities as well as not-for-profit and for-profit independent institutions. An institution must be accredited by an agency recognized by the U.S. Secretary of Education. SARA member states agree to impose no additional (non-SARA) authorization requirements to provide distance education on institutions from other SARA states. For SARA purposes, an institution’s “home state” is the state where its main campus or central unit holds its principal legal domicile. SARA shifts principal oversight responsibilities from the state in which the distance education is being received to the “home state” of the institution offering the instruction. SARA does not cover, or limits its coverage related to, certain activities in which an institution may engage in a state, meaning if the institution engages in that activity in a state, it may still be required to obtain state authorization in that state even if it is a SARA member, including for example, authorization from agencies or boards responsible for professional requirements. Membership in SARA was opened to states in January 2014. The State of West Virginia joined SARA effective December 1, 2014. APUS’s initial application to become a SARA institution was approved on December 8, 2014, and APUS has been a participating SARA institution since that time. The State of Ohio joined SARA effective March 2, 2015. HCN’s initial application to become a SARA institution was approved in April 2016, and HCN has been a participating institution since that time. Applications must be renewed annually.
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
State Authorization of Online Education
In November 2013, ED announced its intent to establish a negotiated rulemaking panel to consider regulations for, among other issues, state authorization of programs offered through distance education. Negotiated rulemaking sessions occurred in the winter and spring of 2014, but the negotiating committee did not reach consensus. ED published final regulations on December 19, 2016, and they are scheduled to go into effect on July 1, 2018. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding the final regulations. As of February 2018, ED has taken no action with respect to the state authorization of distance education regulations.
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
State Authorization/Licensure of Our Institutions
APUS is physically headquartered in West Virginia, with administrative offices in Virginia. At present, APUS enrolls students from each of the 50 states, as well as the District of Columbia. APUS is currently authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC, the regulatory agency governing postsecondary education in West Virginia. We believe that under current law the only state authorization or licensure necessary for APUS to participate in DoD tuition assistance programs is its authorization from WVHEPC. We believe the same is true under current law for Title IV programs. As described above under “State Authorization of Online Education,” ED published final rules regarding state authorization of distance education for Title IV purposes, and those rules are effective July 1, 2018. Failure to comply with the requirements of WVHEPC could result in APUS losing its authorization from WVHEPC, its eligibility to participate in Title IV programs and DoD tuition assistance programs, or its ability to offer certain programs, any of which could force APUS to cease operations.
Due to APUS having administrative offices located in Virginia, under Virginia law APUS is also required to be authorized by the State Council of Higher Education for Virginia, or SCHEV. Accordingly, APUS has obtained SCHEV’s authorization to operate as an out-of-state institution in Virginia.
Since December 2014, APUS has been a participating institution in SARA, which is described more fully above. APUS is licensed in West Virginia by WVHEPC and in Virginia by SCHEV because of its operations in those states. In addition, APUS is authorized through reciprocity in the other 46 SARA-member states and the District of Columbia. APUS has also obtained licensure or authorization to operate or conduct activities in the two states (i.e., California and Massachusetts) that have not joined SARA.
HCN is physically headquartered in Westerville, Ohio, and has five campuses in Ohio. HCN is currently authorized to offer its programs by the Ohio State Board of Career Colleges and Schools, the regulatory agency responsible for authorizing for-profit and not-for-profit private career schools offering associate degree, certificate, and diploma programs in Ohio. HCN’s Practical Nursing Diploma and Associate Degree in Nursing programs are approved by the Ohio Board of Nursing, or OBN. The OBN conducted a routine site visit regarding the PN Program from July 24 to July 25, 2017. On August 9, 2017, the OBN notified HCN that it did not make any adverse findings as a result of the visit. HCN’s online completion program leading to a Bachelor of Science in Nursing is approved by the Ohio Department of Higher Education, the regulatory agency in Ohio responsible for authorizing education programs at the bachelor’s degree level and above. As of April 2016, HCN is a participating SARA institution.
To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. Regulations of the OBN require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. On March 8, 2017, OBN placed HCN’s ADN Program on provisional approval because the ADN Program had not met the OBN pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. At this time, the OBN has not released a final report of the ADN Program’s performance for calendar year 2017, but preliminary data suggests that HCN’s ADN Program did not meet the OBN pass rate standard in 2017. HCN has been implementing changes, including the curriculum changes discussed in this Annual Report, that are designed to improve NCLEX scores over time but there is no assurance that these changes will be successful. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.
Failure to comply with state authorization or licensure requirements could restrict our institutions’ ability to recruit or enroll students in certain states or result in other sanctions being imposed on our institutions, including fines and penalties. In some cases, regulatory agencies responsible for state authorization or licensure may impose limitations on certain activities and may impose particular requirements with respect to certain programs. We review the licensure requirements of states to determine whether our institutions’ activities in those states may constitute a physical presence or otherwise may require authorization or licensure by the respective state education agencies. We cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s rules applicable to member states and rules applicable to participating institutions may be modified, interpreted and enforced, including in response to regulation by ED, our institutions’ ability to comply with SARA’s requirements and retain membership eligibility, or the impact that failure to meet the SARA requirements may have on our business. To date, state-specific limitations and requirements have not had a material effect on our institutions’ operations. However, new laws, regulations, interpretations, or changed circumstances related to our institutions’ educational programs could increase our cost of doing business and affect our ability to recruit students and offer programs in particular states, which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.
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

(2) Federal Grant Programs. Pell Grants are ED’s primary program for grants to undergraduate students who demonstrate financial need. The maximum amount of availability of a Pell Grant was $5,815 for the 2016-2017 award year and $5,920 for the 2017-2018 award year, and will be $5,920 for the 2018-2019 award year. A student’s lifetime eligibility to receive a Pell Grant is 12 semesters (or its equivalent). Students may not be able to use all of this eligibility at our institutions based on their prior receipt of Pell Grants from other institutions prior to enrolling in one of our institutions.
Beginning July 1, 2017, in accordance with the Consolidated Appropriations Act 2017, institutions that participate in the Title IV programs may award Pell Grant funds for up to 150% of a student’s standard scheduled Pell Grant in one award year. This provision, which commonly is referred to as “year-round Pell,” is intended to allow students to graduate more quickly and with less debt. To be eligible for the additional Pell Grant funds, a student must be otherwise eligible to receive Pell Grant funds and must be enrolled at least half-time in the payment period for which the student receives additional Pell Grant funds in excess of 100% of the student’s standard scheduled award.
The Federal Supplemental Education Opportunity Grant, or FSEOG, program provides grant awards designed to supplement Pell Grants for the neediest undergraduate students. The availability of FSEOG awards is limited by the amount of those funds allocated by ED to an institution under a formula that takes into account the size of the institution, its costs, and the income levels of students.
The Teacher Education Assistance for College and Higher Education Grant, or TEACH Grant, program provides grant assistance to undergraduate, post-baccalaureate, and graduate students who agree to serve for at least four years as full-time “highly qualified” teachers in high-need fields in public or not-for-profit private elementary or secondary schools that serve students from low-income families. Due to sequestration, the maximum award for any TEACH Grant first disbursed on or after October 1, 2017 and before October 1, 2018 was reduced to $3,736 from an earlier maximum of $4,000.
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

APUS is fully certified to participate in Title IV programs through September 30, 2020. HCN was deemed to have undergone a change of ownership and control in November 2013, requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As described more fully below in “Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control,” in January 2016 we received a letter from ED approving the change in ownership and control and granting HCN provisional certification to participate in the Title IV programs. HCN received a fully executed provisional program participation agreement in February 2016. HCN must comply with specific conditions while it is provisionally certified, as described more fully in “Restrictions on Adding Locations and Educational Programs,” below. In addition, as described above in “Accreditation,” in connection with the Secretary of ED’s decision to withdraw and terminate ED’s recognition of ACICS, on December 21, 2016, HCN and ED executed a revised PPPA and addendum to the PPPA in which HCN agreed to comply with additional conditions and requirements. Under the PPPA and addendum, HCN may continue to participate in the Title IV programs on a provisional basis until June 12, 2018 while HCN seeks accreditation by another recognized accrediting agency.
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
The Borrower Defense Regulations, among other things, modify ED’s financial responsibility standards to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events that occur on or after July 1, 2017. On June 16, 2017, ED published a notice in the Federal Register to announce that in light of the existence and potential consequences of pending litigation that had been brought in federal court to challenge the Borrower Defense Regulations, ED decided to postpone indefinitely the implementation of certain provisions of the Borrower Defense Regulations, including provisions that would have revised ED’s financial responsibility standards and added related disclosure requirements. Also on June 16, 2017, ED announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations and to address certain other related matters. On July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against ED to challenge the legal authority for ED’s delay of the Borrower Defense Regulations under the Administrative Procedure Act. We cannot predict with any certainty the outcome of that litigation, the extent to which a revised rule may differ from the previously promulgated Borrower Defense Regulations, or the impact that such a revised rule might have on our business. On August 30, 2017, ED announced that as part of the negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations it would form a subcommittee to focus on potential modifications to ED’s financial responsibility regulations. On October 24, 2017, ED published an interim final rule in the Federal Register to delay until July 1, 2018 the effective date of the provisions of the Borrower Defense Regulations identified in the June 16, 2017 notice. ED stated that delay to a specific date, namely July 1, 2018 or July 1 of a later year, is required in order to comply with the Higher Education Act’s master calendar requirements for rulemaking. On October 24, 2017, ED also published a notice in the Federal Register announcing ED’s intent to delay beyond July 1, 2018 to July 1, 2019 the effective date of the provisions of the Borrower Defense Regulations identified in the June 16, 2017 notice, because ED determined it would not be practicable to engage in negotiated rulemaking and publish final regulations before July 1, 2018. The negotiated rulemaking committee held meetings in November 2017, January 2018, and February 2018 but the members of the committee did not reach consensus on proposed regulatory language. As a result, ED may propose regulatory language, including regulations to modify ED’s financial responsibility standards, with no obligation to use language negotiated or agreed upon during the committee meetings. We cannot predict what regulations will be proposed or ultimately adopted.
Failure of one of our institutions to meet the “financial responsibility” requirements, because it does not meet the minimum composite score to establish financial responsibility or is unable to establish financial responsibility on an alternative basis, or because it fails to meet other financial responsibility requirements, could cause the institution to lose access to Title IV program funding, or result in other penalties or conditions on continued participation. Because ED may also apply the financial responsibility standards to an eligible institution’s ownership entities, ED’s determination that our Consolidated Financial Statements do not satisfy the “financial responsibility” requirements could cause both APUS and HCN to lose access to Title IV program funding, or result in other penalties or conditions on continued participation.
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
Using the applicable 90/10 formula, the following table contains the percentage of cash-basis revenue earned from Title IV program funds:

	2015	2016	2017
APUS	45%	43%	41%
HCN	86%	84%	83%

We continue to monitor compliance with the 90/10 Rule.
The 90/10 Rule has been a subject of interest over the past several Congresses, which has resulted in several members of Congress introducing proposals and legislation that would modify the 90/10 Rule. One previous Congressional proposal would have decreased the limit on Title IV funds from 90% to 85% and would have counted DoD tuition assistance and GI Bill education benefits toward that limit. In contrast, the PROSPER Act, which has been introduced in the U.S. House of Representatives for purposes of reauthorizing the HEA, would eliminate the 90/10 Rule. At this time we cannot predict whether or how the recent change in Administration and Congress will affect proposals to modify the 90/10 rule. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions.
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
Gainful Employment. Under the HEA, as amended, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that prepare students for “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. The Program Integrity Regulations address certain institutional and program eligibility issues, including gainful employment. Under the Program Integrity Regulations, all institutions must use a template designed by ED to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The Program Integrity Regulations included additional rules pertinent to gainful employment programs. A federal court struck down these additional rules and left the disclosure requirements in place.
On October 31, 2014, ED published the Final GE Regulations, which relate to gainful employment. On July 1, 2015, the Final GE Regulations went into effect, with the exception of new disclosure requirements, which went into effect January 1, 2017. The ED template to be used in connection with the new disclosure requirements was released January 19, 2017, and institutions were required to provide updated disclosures using the template no later than July 1, 2017. On January 19, 2018, ED released the most recent version of the disclosure template, which institutions must adopt on or before April 6, 2018. Unlike the previous version, the new template does not require institutions to disclose median earnings data or room and board charges.
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
ED may be delaying release of 2016 numbers until after 2015 alternate earnings appeals are adjudicated, neg reg is completed, or indefinitely. According to ED’s final 2015 D/E rates, which were released in January 2017, none of the APUS gainful employment programs were identified as failing or in the warning “zone.” ED’s D/E rates include no calculations of regular or transitional D/E rates for approximately three quarters (76 out of 100) of APUS’s gainful employment programs because of the size of those programs. Specifically, under ED’s gainful employment rules, ED does not calculate regular D/E rates for gainful employment programs with fewer than 30 students who received Title IV program aid in the cohort, after making certain adjustments, and ED does not calculate transitional D/E rates for gainful employment programs with fewer than 10 students who received Title IV program aid in the cohort, after making certain adjustments. For purposes of applying the gainful employment accountability measures, if a gainful employment program’s D/E rates are not calculated or issued for an award year, the program receives no result under the D/E rates measure for that award year and the program’s status under the D/E rates measure is unchanged from the last year for which D/E rates were calculated, provided that if ED does not calculate D/E rates for the program for four or more consecutive years, ED will disregard the program’s D/E rates for any award year prior to the four-year period when determining whether the program is eligible for Title IV funds. Notwithstanding the low tuition rates charged by APUS, we are unable to reliably and accurately predict how the gainful employment programs for which ED did not calculate 2015 D/E rates may perform under the accountability measures in the future, including because certain underlying data required to calculate the D/E rates are not available to us.
With respect to HCN, according to ED’s final 2015 D/E rates, none of the HCN gainful employment programs were identified as failing or in the warning “zone.” The PN and ADN Programs each pass the D/E rates measure. The Associate Degree in Nursing program passed because it had a discretionary income rate less than or equal to 20%, although its annual earnings rate was not less than or equal to 8%. ED’s D/E rates include no calculations of regular or transitional D/E rates for the HCN online RN-to-BSN Program because of the size of that program. We are unable to reliably and accurately predict how the RN-to-BSN Program may perform under the accountability measures in the future, including because certain underlying data required to calculate the D/E rates are not available to us.
For the APUS and HCN programs for which we do have D/E rates, there is no assurance that the rates in the future will remain the same and how our gainful employment programs will perform under ED’s accountability measures. ED has not released 2016 debt-to-earnings measures, and it is unclear when ED intends to do so.
In addition to the debt-to-earnings measures, the Final GE Regulations include new requirements related to gainful employment programs. For example, the Final GE Regulations require an institution’s most senior executive officer to certify, as part of the program participation agreement, that each eligible gainful employment program offered by the institution satisfies certain requirements related to institutional and programmatic accreditation and professional licensure or certification exam requirements. Also, the Final GE Regulations expand upon the existing gainful employment program disclosure requirements. On June 30, 2017, ED announced that it will allow institutions until July 1, 2018 to comply with certain disclosure requirements in the Final GE Regulations, including requirements to include a link to the disclosure template in promotional materials and to distribute directly a copy of the disclosure template to prospective students. The June 30, 2017 announcement did not change the July 1, 2017 deadline for the requirement to provide a completed disclosure template, or a link thereto, on GE program web pages, and the Final GE Regulations as a whole have not been delayed or altered. Accordingly, pending additional guidance or instruction from ED, APUS and HCN must continue to comply with the requirements of the Final GE Regulations that have not been delayed. A failure to comply with the Final GE Regulations could result in our institutions losing eligibility to participate in Title IV programs, which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.
On June 16, 2017, ED announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the Final GE Regulations. ED held two public hearings and solicited written comment from the public with respect to the agenda for the negotiated rulemaking committee, which met for the first time in December 2017. We submitted written comments on the agenda for the negotiated rulemaking committee on July 12, 2017. The negotiated rulemaking committee held meetings in December 2017 and February 2018 and is scheduled to meet again in March 2018. We cannot predict what regulations will be proposed or ultimately adopted.
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
In September 2017, ED released APUS’s and HCN’s official three-year cohort default rates for federal fiscal year 2014. The final official ED cohort default rate for the federal fiscal years 2012, 2013, and 2014 are as follows:

	2012	2013	2014
APUS	23.3%	20.1%	23.6%
HCN	11.8%	11.4%	11.4%

If one or both of our institutions has a default rate in excess of allowable levels, it could result in that institution’s or those institutions’ loss of eligibility to participate in Title IV programs or incurring additional costs related to default prevention, which could have a material adverse effect on our business.
Privacy of Student Personal Information and Records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and ED’s regulations implementing FERPA require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of their rights under FERPA, and to maintain records in each student’s file listing certain requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, ED may require corrective actions by the institution or may terminate an institution’s eligibility to participate in Title IV programs. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution, to among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents, or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or FTC, and be subject to fines or penalties imposed by the FTC. Institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. Institutions must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, which requires the establishment of guidelines and policies regarding identity theft related to student credit accounts. Our collection of personal information relating to students or other individuals who are in the European Union, or EU, such as applications, may implicate EU data privacy law. The EU’s General Data Protection Regulation, or GDPR, which replaces the current 1995 European Data Protection Directive, becomes enforceable on May 25, 2018. The GDPR continues, expands upon, and adds obligations that organizations must follow with respect to the collection, possession, use and disclosure of personal information relating to individuals in the EU. The GDPR requirements are generally stricter and more comprehensive than those of the U.S. As the GDPR has not yet come into effect, enforcement priorities and interpretation of certain provisions remain unclear. However, non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation.
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
College Affordability and Transparency Lists. As required by the HEOA, ED publishes on its website lists of the top 5% of institutions, in each of nine categories, with (i) the highest tuition and fees for the most recent academic year, (ii) the highest “net price” for the most recent academic year, (iii) the largest percentage increase in tuition and fees for the most recent three academic years, and (iv) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to ED explaining the increases and the steps that it intends to take to reduce costs. ED reports annually to Congress on these institutions and publishes its reports on its website. ED also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under the HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted. For 2015-2016, the most recent data available, APUS was listed as the institution with the twenty-first lowest tuition and fourteenth lowest net price among private for-profit, four-year or more institutions. We cannot predict with certainty the effect such lists will have on our operations.
College Scorecard. President Obama directed ED to develop and publish a new college ratings system by the 2015-2016 school year. On December 19, 2014, ED issued a framework for the college ratings system. On June 25, 2015, ED stated that in lieu of creating its previously announced college ratings system, it would instead create a consumer-driven website that will allow users to compare colleges based on measures that may be of importance to them. In September 2015, ED publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. However, we do not believe the College Scorecard’s method for calculating graduation rates appropriately indicates APUS’s graduation rate because the College Scorecard’s graduation rate includes only the performance of first time, full-time undergraduate students, who represent less than approximately 1% of all APUS students. Furthermore, substantially all of the other College Scorecard measures are based on data collected only about students who receive Title IV program aid. While a significant portion of APUS students receive Title IV program aid, in total they are a minority of APUS’s students. We cannot predict the extent to which the College Scorecard may impact our institution’s enrollments, reputation, or operating results. In October 2017, ED announced that its Integrated Postsecondary Education Data System, or IPEDS, would publish for the first time completion data for part-time and non-first-time students, which will provide additional information about institutions’ performance.
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
If funds are not timely returned, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit. HCN’s Title IV compliance audit for the year ended December 31, 2012 identified a deficiency related to timely return of Title IV program funds. In a Preliminary Audit Determination Letter dated July 10, 2013, ED requested additional information from HCN about the situation and required HCN to conduct a file review to identify those files that reflected an inaccurate refund. In a Final Audit Determination Letter dated February 28, 2014, ED determined that HCN was not required to repay the liability to ED and directed HCN to adopt procedures to prevent reoccurrence. HCN was also required to post an irrevocable letter of credit in the amount of $128,290, which was released by ED in February 2018.
APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. In a Final Audit Determination letter dated January 29, 2018, ED conveyed its finding that funds had not been returned timely. Under ED regulations, if the institution’s annual Title IV compliance audit for either of its two most recently completed fiscal years finds that Title IV funds were not returned timely for 5% or more of students sampled in the audit, the institution generally must submit an irrevocable letter of credit. ED also noted that a similar finding had been made in an open program review with respect to which APUS has not yet received a program review report. In connection with the finding, ED indicated that APUS must post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016, which results in a requirement for a letter of credit of approximately $700,000. On February 15, 2018, APUS requested that ED reconsider its finding that APUS had made untimely returns.
Misrepresentation. Under the HEA and its implementing regulations, ED may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation regarding the nature of its educational program, its financial charges, or the employability of its graduates. In the future, ED could promulgate regulations that expand its role in monitoring and enforcing prohibitions on misrepresentation. For information regarding an ED finding of substantial misrepresentation at HCN based on circumstances that occurred prior to our acquisition of HCN, see “Regulatory Actions and Restrictions on Operations - Change in Ownership Resulting in a Change of Control.”
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
VAWA and Clery. On April 1, 2014, a negotiated rulemaking committee, convened by ED, reached consensus on proposed regulations to address implementation of the changes made by the Violence Against Women Reauthorization Act of 2013, or VAWA, to section 485(f) of the HEA, otherwise known as the Jeanne Clery Disclosure of Campus Security Policy and

Campus Crime Statistics Act, or the Clery Act. On October 20, 2014, ED promulgated final regulations to implement changes made by VAWA, the Final VAWA Regulations. The Clery Act requires an institution to report to ED and disclose in its annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred on or within the institution’s so-called “Clery geography.” Under the Final VAWA Regulations, an institution must report and disclose statistics about, for example, crimes of “dating violence,” “domestic violence,” and “stalking,” as newly defined by the Final VAWA Regulations. Also, under the Final VAWA Regulations, an institution’s annual security report must include certain statements about what an institution will do to assist persons who allege that they have been a victim of dating violence, domestic violence, sexual assault, or stalking. In addition, an institution must publish in its annual security report procedures for institutional disciplinary action in such cases. APUS historically has not had to comply with the Clery Act because it is a wholly online institution. As a result of opening a Veteran’s Center in Charles Town, WV, APUS determined that it is no longer subject to that exclusion and issued its first annual security report in 2016. HCN publishes an annual security report as required by the Clery Act. The Final VAWA Regulations require institutions to provide “primary prevention programs” for incoming students and new employees and “ongoing prevention and awareness campaigns” for students and employees, and to describe these programs and campaigns in their annual security report. A failure to comply with the Final VAWA Regulations could result in our institutions being fined or having their eligibility to participate in Title IV programs limited, suspended, or terminated, which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.
Borrower Defenses. Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Direct Loan. ED’s existing regulations permit a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. For Direct Loans first disbursed on or after July 1, 2017, the Borrower Defense Regulations would create a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. On June 16, 2017, ED published a notice in the Federal Register to announce that in light of the existence and potential consequences of pending litigation that had been brought in federal court to challenge the Borrower Defense Regulations, ED decided to postpone indefinitely the implementation of certain provisions of the Borrower Defense Regulations, including those portions of the regulations that would have established a new federal standard and a process for determining whether a Direct Loan borrower has a defense to repayment on a Direct Loan based on an act or omission of an institution. Also on June 16, 2017, ED announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations and to address certain other related matters. See “Regulatory Environment - Regulation of Title IV Financial Aid Programs - Financial Responsibility” for further discussion of the rulemaking process to date with respect to the Borrower Defense Regulations. We cannot predict what regulations will be proposed or ultimately adopted. In the meantime, ED’s existing regulations related to borrower defense claims remain in effect. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Department of Defense
Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the DoD, or DoD tuition assistance programs. Service members may use this tuition assistance to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by the Secretary of Education. For students in APUS undergraduate programs, we have established tuition rates per credit hour that under current DoD policies can be 100% covered by DoD tuition assistance funds provided that the student does not exceed the annual limits per student. At this time, HCN has submitted an application to participate in DoD tuition assistance programs. Under a DoD final rule effective January 7, 2013, each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in the DoD tuition assistance programs. In May 2014, DoD promulgated new regulations and a revised MOU, the 2014 MOU. On July 7, 2014, DoD released revisions to the 2014 MOU, and APUS signed the revised 2014 MOU in August 2014. The 2014 MOU contains requirements and limitations that were not contained in previous MOUs to which APUS was a party. Pursuant to the 2014 MOU, among other requirements, institutions must: explain certain ED and Consumer Financial Protection Bureau, or CFPB, tools to service members, such as ED’s “College Navigator” website and the CFPB’s “Paying for College” website; comply with requirements related to readmission policies for service members; abide by new limitations on the use of funds derived from tuition assistance; provide additional academic and student support services; disclose information about transfer of credit; in certain circumstances, return tuition assistance funds to DoD (such as when a student ceases to attend or an institution cancels a course); offer to service members loan counseling before private student loans are offered or recommended; and comply with ED’s Title IV “program integrity” rules, including rules related to incentive payments and misrepresentation. The 2014 MOU also provides that an institution may only participate in DoD tuition assistance programs if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. Additional information regarding the potential risks associated with the 2014 MOU is provided in the “Risk Factors” section of this Annual Report.
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
On January 30, 2014, the DoD, VA, ED, and FTC, in collaboration with the CFPB and Department of Justice, announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, DoD tuition assistance programs, and other military-related education benefit programs. The complaint system is designed to help the government identify and address unfair, deceptive, and misleading practices. The complaint system is based on President Obama’s April 27, 2012 Executive Order 13607, or EO 13607, which requires federal agencies to create a centralized complaint system for students receiving federal military and veterans educational benefits to register complaints that can be tracked and responded to by relevant agencies. An institution having recurring substantive complaints, or demonstrating an unwillingness to resolve complaints, may face a range of penalties, including revocation of its MOU and removal from participation in the DoD tuition assistance programs.
Department of Veterans Affairs
The VA administers education benefits provided by federal law, including the Montgomery GI Bill, or GI Bill, and the Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill. Pursuant to federal law related to those programs, APUS is approved to provide education to veterans and members of the selective reserve and their dependents by the state approving agencies in West Virginia and Virginia. Programs at each of HCN’s campuses are approved for VA benefits by the state approving agency in Ohio.

The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard, as well as benefits available under the GI Bill. The Post-9/11 GI Bill expanded the ability of service members to transfer their benefits to family members. The Post-9/11 GI Bill also provides veterans up to $1,000 per academic year for books, supplies, equipment, and other education costs. The Post-9/11 Veterans Educational Assistance Improvements Act of 2010, or Improvements Act, revised the calculations of benefits related to tuition and fees under the Post-9/11 GI Bill. For a veteran attending a non-public U.S. institution, the Improvements Act provides tuition and fees based on the net cost to the veteran (after accounting for state and federal student financial aid, scholarships, institutional aid, fee waivers, and similar assistance), up to $22,805.34 for the academic year from August 1, 2017 - July 31, 2018. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive a monthly housing allowance equal to 50% of the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents, or $840.50 per month.
On August 16, 2017, the President signed into law the Harry W. Colmery Veterans Educational Assistance Act of 2017, commonly known as the Forever GI Bill. The law makes several changes to the administration of VA education benefits. Among other things, for service members who left the military after January 1, 2013, the bill removes a requirement that they use their Post-9/11 GI Bill benefits within 15 years after their last 90-day period of active-duty service. The bill also alters the way the VA calculates eligibility for VA education benefits by providing additional benefits to service members with at least 90 days but less than six months of active-duty service. Additionally, the bill will restore VA education benefits to students who were enrolled in schools that closed after January 2015 if their credits did not transfer.
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
Consumer Protection
Consumer Financial Protection Bureau
The CFPB has pursued enforcement actions against certain for-profit institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2017, the CFPB Student Loan Ombudsman released its annual report analyzing more than 7,700 complaints from private student loan borrowers and more than 12,900 federal student loan servicing complaints the CFPB received between September 1, 2016 and August 31, 2017. We do not know what enforcement actions the CFPB may pursue, or what steps Congress or federal agencies may take, in response to these reports and whether such actions, if any, will have an adverse effect on our business or results of operations.
In July 2013, the CFPB issued a bulletin stating that any entity subject to the CFPB’s jurisdiction, whether a third-party collector or a creditor collecting its own debts, can be held accountable for any unfair, deceptive, or abusive practices in collecting a consumer’s debts. In November 2013, the CFPB issued an Advanced Notice of Proposed Rulemaking announcing that it was considering whether rules governing the collection of debts are warranted under the Fair Debt Collection Practices Act, or FDCPA, or other CFPB authorities, and, if so, what types of rules would be appropriate. As part of its proposed rulemaking, the CFPB sought comments about applying a regulatory regime similar to the FDCPA, which applies only to third-

party debt collectors, to first-party debt collectors. Should the CFPB issue rules regulating first-party debt collectors such rules might apply to our institutions, which may adversely impact our collections efforts.
In August 2015, the CFPB issued a CID to ACICS, the accrediting agency that accredits HCN. The CID required ACICS to provide documents and testimony, to identify all schools it has accredited since January 1, 2010, and to identify the individuals involved in ACICS’s reviews of certain schools, not publicly identified. In September 2015, ACICS submitted a petition to the CFPB to set aside the CID, arguing that ACICS is not under the CFPB’s jurisdiction. ACICS argued that it does not provide any financial product or service nor does it assist or support its accredited institutions in procuring and maintaining loans from ED. In October 2015, the CFPB rejected ACICS’s petition and filed a petition to enforce the CID in the United States District Court for the District of Columbia. In April 2016, the District Court denied the CFPB’s petition and dismissed the case. The CFPB appealed the District Court’s decision to the U.S. Court of Appeals for the District of Columbia, which on April 21, 2017 affirmed the denial of the CFPB’s petition to enforce the CID.
Other Issues Related to Consumer Protection and Complaints
Concurrent with release of the Final GE Regulations, ED announced the formation of an interagency task force to help ensure oversight of for-profit higher education institutions. The task force includes ED, the Departments of Justice, Treasury, VA, the CFPB, the FTC, and the Securities and Exchange Commission. State attorneys general also have been invited to participate. The purpose of the task force is to coordinate the agencies’ activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices. ED explained that the task force, which had its first official meeting in May 2015, is expected to build on existing efforts among various federal agencies.
Many states have become more active in regulating proprietary education from a consumer protection perspective, specifically related to enforcement of consumer protection laws and implementation of new regulations by state attorneys general. For example, a group of state attorneys general, led by the Attorney General of Kentucky, are examining the for-profit education industry. The Kentucky Attorney General’s website reports that approximately 30 state attorneys general are participating. In January 2014, many of the publicly traded for-profit postsecondary institutions, not including us, received demands for information from a network of 12 state Attorneys General relating to, among other matters, the recruitment of students, admissions standards, graduate placement statistics, graduate certification and licensing results, and student lending activities. In June 2014, the Attorney General of Massachusetts released several consumer protection regulations, which, among other things, require certain disclosures that apply to for-profit and occupational schools operating in the state. Actions by state attorneys general and other governmental agencies, whether or not involving us or our institutions, could damage our reputation and the reputation of our institutions and limit the ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.
On August 3, 2017, we received from the Attorney General of Massachusetts a CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. We continue to cooperate with the Attorney General’s office and cannot predict the eventual scope, duration, or outcome of the investigation at this time. At the conclusion of the investigation, we may be subject to claims of failure to comply with Massachusetts state law or regulations and may be required to pay significant financial penalties and/or modify or curtail our operations and/or our reputation and relationship with our current and prospective students could be harmed. Other state attorneys general may also initiate inquiries into APEI or its subsidiaries. Based on information available to us at present, we cannot reasonably estimate a range of potential impact this inquiry might have on our financial conditions or results of operations, if any, because it is uncertain what remedies the Attorney General might ultimately seek in connection with the inquiry, if any. As discussed more fully above in this section in “Accreditation,” on February 7, 2018, HLC notified APUS that it is imposing a “governmental investigation” designation on APUS in connection with the CID.
Our institutions are recipients of complaints filed with state regulatory authorities, the Better Business Bureau, and posted in online forums. Our institutions attempt to resolve such complaints in a cooperative manner. However, even if such complaints are resolved or are otherwise unfounded they may still harm the reputation of our institutions. For example, in August 2017, HCN received notice from the Ohio State Board of Career Colleges and Schools that the Ohio State Board was initiating formal disciplinary action against HCN’s Cincinnati campus because the campus discontinued offering one version of the PN Program curriculum allegedly without the Ohio State Board’s permission and implemented a new PN Program curriculum. It was alleged that at least three students enrolled in the discontinued curriculum were unable to complete without transferring into the new program and incurring substantial costs and time to complete the program. As permitted, on August 10, 2017, HCN requested a hearing before the Ohio State Board with respect to the notification and HCN is cooperating with the Ohio State Board on the matter. Simultaneously, HCN submitted a proposed resolution to the Ohio State Board, which included for each of the three students a partial refund for classes in which they enrolled but earned no credit. The Ohio State Board accepted HCN’s proposal. One student accepted the proposal, and the two others failed to return executed agreements to the Ohio State Board by their due dates. As a result, HCN is no longer obligated to make partial refunds to those two students, and on January 8, 2018, the Ohio State Board informed those two students that it had closed their cases.
Compliance with Regulatory Standards and the Effect of Regulatory Violations
Compliance Reviews
Our institutions are subject to announced and unannounced compliance reviews and audits by various external agencies, including ED, its Office of Inspector General, state licensing agencies, agencies that guarantee FFEL Program loans, DoD, VA, and accrediting agencies. The HEA and ED regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable ED Office of Inspector General audit standards. For fiscal years beginning after June 30, 2016, our institutions must submit such audits that have been conducted in accordance with the guide for audits of proprietary schools that was issued by the ED OIG in September 2016. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with ED regulations.
In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. As part of the program review, ED conducted a site visit from September 12 to September 15, 2016. In general, after ED conducts its site visit and reviews data supplied by the institution, if ED identifies any instances of noncompliance, ED sends the institution a preliminary program review report. The institution has the opportunity to respond to the findings in the preliminary program review report. ED then issues a final program review determination letter, which identifies any findings, including any liabilities. The institution may appeal any monetary liabilities specified in the final program review determination letter. If ED does not identify any instances of noncompliance, it issues an expedited final program determination letter instead of a preliminary program review report. APUS has not received a preliminary program review report or expedited final program determination letter, and the program review remains open and ongoing. We anticipate that certain findings addressed in the 2016 Title IV compliance audit Final Audit Determination letter dated January 29, 2018 will be resolved through the program review process, including a finding that return of Title IV funds calculations were incorrectly computed for some students and a finding that APUS had incorrectly reported the students’ enrollment status to the National Student Loan Data System for some students. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether ED will place any liability or other limitations on APUS as a result of the review.
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

In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which replaces the former process, the Military Voluntary Education Review. The ICP utilizes a sampling approach to regularly review the 2,700 educational institutions that participate in the DoD tuition assistance programs. Each year, DoD selects randomly 200 institutions and uses a risk-based model to select 50 additional institutions. The risk-based model takes into account several data elements, including: rate of course completion; total verified complaints; changes in enrollment of students receiving tuition assistance; ratio of graduation rate relative to cost per course; changes in graduation rate; and total number of enrollment transactions processed. The ICP is an iterative process with three stages. After each stage, DoD narrows the list of institutions subject for heightened review in the following stage. DoD shares the findings from each stage with other government agencies and regulators. An institution that is selected and has no issues will be exempt from random selection for three years and from risk-based selection for one year. By signing the MOU, APUS also agreed to participate in the ICP when requested. APUS was notified on May 8, 2017 that it was included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP. On February 9, 2018, DoD issued an Iteration 1 Report for APUS that made two findings. With respect to recruiting, marketing, and advertising, DoD found some instances where attire worn by an individual providing testimonials on the institution’s public-facing website could be construed as similar to a distinctive part of military uniform. With respect to financial matters, DoD found a lack of information relating to the financial aid process, including the lack of a timeline for applying for financial aid. APUS must develop a corrective action plan to address each of the findings within 30 days after receipt of the Iteration 1 Report and must resolve the findings and provide information to DoD about corrective actions taken within six months after receipt of the Iteration 1 Report. If the resolution cannot be completed within six months, APUS must submit a status report every three months until the finding is resolved. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the MOU and termination of the institution’s participation in the DoD tuition assistance programs. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

Potential Effect of Regulatory Violations
If our institutions fail to comply with the regulatory standards governing Title IV programs, ED could impose one or more sanctions, including transferring our institutions to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring the posting of an irrevocable letter of credit in favor of ED as a condition for continued Title IV certification, taking emergency action against our institutions, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate participation in Title IV programs. If such sanctions or proceedings were imposed against our institutions and resulted in a substantial curtailment, or termination, of participation in Title IV programs, our institution’s enrollments, revenue, and results of operations would be materially and adversely affected. If APUS’s approval to participate in Title IV programs is terminated, APUS will also lose its ability to participate in DoD tuition assistance programs pursuant to the DoD MOU, which would materially and adversely affect our enrollments, revenue, results of operations, and financial condition.
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
A change in control could occur as a result of future transactions in which we are involved, such as corporate reorganizations or changes in the Board of Directors. Moreover, as a publicly traded company, the potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control could discourage bids for our shares of common stock and could have an adverse effect on the market price of our shares.

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
On November 1, 2013, as a result of our purchase of all of the outstanding stock in National Education Seminars, Inc., HCN was deemed to have undergone a change of ownership and control requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. As required under ED’s regulations, we timely submitted a change in ownership application and required documentation. As part of ED’s post-closing review, in May and December 2014 ED requested additional information related to a putative class action brought against HCN by two former HCN students that was settled in exchange for a de minimis settlement payment, with HCN admitting to no wrongdoing; we provided the requested information to ED shortly after it was requested. On December 4, 2015, ED sent HCN a letter informing HCN that ED had determined to fine HCN $27,500. The fine was based on ED’s review of the submitted information and a finding that HCN had substantially misrepresented its programmatic accreditation status during a time period prior to our ownership of HCN. On December 18, 2015, HCN responded to ED in a letter in which it noted its disagreement with ED’s findings but informed ED of its decision to pay the fine in order to promptly resolve the matter and to enable ED to finalize its review of the application for a change in ownership. HCN paid the fine in December 2015.
In January 2016, we received a letter from ED approving the change in ownership and control of HCN and granting HCN provisional certification to participate in Title IV programs. HCN received a fully executed provisional program participation agreement, or PPPA, in February 2016. HCN must comply with specific conditions while it is provisionally certified, as described more fully in “Restrictions on Adding Locations and Educational Programs,” below. As described in “Regulatory Environment -Accreditation,” in connection with ED’s decision to terminate recognition of ACICS, on December 21, 2016, HCN and ED executed a revised PPPA and addendum to the PPPA pursuant to which HCN agreed to comply with certain conditions and requirements while HCN pursues accreditation by another accrediting agency recognized by ED. Under the revised PPPA and addendum, HCN may continue to participate in the Title IV programs on a provisional basis until June 12, 2018 while it seeks accreditation by another recognized accrediting agency.
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
We were required to seek, and we obtained, approval from the Ohio State Board of Career Colleges and Schools and the Ohio Department of Higher Education for the change in ownership and control of HCN. In the future, if we attempt to acquire other institutions, the states regulating the target institutions may require us to seek approval, which may or may not be granted.
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
ACICS, the accrediting agency for HCN, requires ACICS-accredited institutions to inform ACICS in advance of any substantive change. Examples of substantive changes requiring advance notice to ACICS include changes in the legal status, form of control, or ownership of the institution. An institution must notify ACICS of a change of ownership at least 15 days before consummating the proposed change, and ACICS must act to reinstate the institution’s accreditation status after the change of ownership. ACICS also requires an on-site evaluation within six months to confirm the appropriateness of the approval. HCN timely notified ACICS of the November 1, 2013 change of ownership, and on December 20, 2013, ACICS granted to HCN a reinstatement of accreditation through December 31, 2016, effective from the date of the change. ACICS conducted on-site quality assurance visits in the summer of 2014 and found HCN to be in compliance with accreditation criteria. During the first quarter of 2016, ACICS conducted a site visit at each of HCN’s campuses as part of ACICS’ evaluation of HCN’s renewal of accreditation application. In 2016, ACICS reaffirmed HCN’s Cleveland campus accreditation through December 31, 2020, its Cincinnati and Dayton campuses’ accreditation through December 31, 2021 and its Columbus campus accreditation through December 31, 2022. ACICS also has granted accreditation to the new Toledo campus through April 30, 2018. ACICS conducted a site visit to the Toledo campus on January 31 - February 1, 2018. See “Regulatory Environment - Accreditation” for a discussion of the decision by ED to terminate the recognition of ACICS as a recognized accrediting agency.
Should we attempt to enter into transactions with institutions accredited by other accreditors, we would be required to follow the requirements of such accreditors. Our management may not have experience with the accreditors of the target institution, which would increase the risks related to such a transaction and management of the institution subsequent to the transaction.
Other Agencies

Pursuant to federal law providing benefits for veterans and reservists, APUS is approved for education of veterans and members of the selective reserves and their dependents by the state approving agencies in West Virginia and Virginia. Programs at each of HCN’s campuses are approved for VA benefits by the state approving agency in Ohio. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control. The state approving agency in Ohio approved the November 1, 2013 change of ownership of HCN. However, there is no guarantee that relevant state approving agencies will approve future transactions.
Restrictions on Adding Locations and Educational Programs
ED may, as a condition of certification to participate in Title IV programs, require prior approval of new campus locations, programs or otherwise restrict the number of programs an institution may add. ED’s regulations also require that it approve any change in ownership resulting in a change of control. As described above in “Change in Ownership Resulting in a Change of Control,” HCN was deemed to have undergone a change of ownership and control on November 1, 2013 requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. In January 2016, we received a letter from ED approving the change in ownership and control of HCN and granting HCN provisional certification to participate in the Title IV programs. HCN received a fully executed Provisional Program Participation Agreement, or PPPA, in February 2016. While provisionally certified, HCN operates under the PPPA, which requires HCN to apply for and receive approval from the Secretary of Education before initiating any substantial changes, such as establishing an additional location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed, offering academic programs at higher than the bachelor’s degree level, or adding a new education program. In addition, as described above in “Accreditation,” in connection with the Secretary of ED’s decision to withdraw and terminate ED’s recognition of ACICS, on December 21, 2016, HCN and ED executed a revised PPPA and addendum to the PPPA in which HCN agreed to comply with additional conditions and requirements, and under which ED has said that it will approve the addition of locations or educational programs only in limited circumstances.
The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional campus locations that are exempt from the two-year rule. The new campus location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional campus location by the relevant state authorizing agency and the institution’s accrediting agency. ED’s regulations also require institutions to report and, in certain cases (such as when an institution is provisionally certified), to seek approval for a new additional campus location at which at least 50% of an eligible program will be offered if the institution wants to disburse Title IV program funds to students enrolled at that location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions. Under the PPPA and the addendum to the PPPA, HCN must obtain ED approval for the addition of any location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed.
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
Sequestration and Budgetary Matters

On August 2, 2011, Congress passed the Budget Control Act of 2011 which put into place a series of automatic federal budget cuts, known as sequestration. The budget cuts, or sequestration, impacted certain federal student aid programs beginning in fiscal year 2013. While the Pell Grant program was specifically exempted from the effects of sequestration in fiscal year 2013 and the Consolidated Appropriations Act 2017, increased the maximum award to $5,920 in the 2017-2018 award, the Pell Grant program could be subject to cuts or changes in the future. While sequestration does not otherwise change the amount or terms or conditions of Direct Loan Program loans, including Stafford Loans and PLUS Loans, it raised the loan fee paid by borrowers for Direct Loan Program loans disbursed after March 1, 2013. Cuts to ED’s administrative budget could lead to delays in student eligibility determinations and delays in origination and processing of federal student loans.
After sequestration took effect, the Army, Air Force, Coast Guard, and Marine Corps announced the suspension of their tuition assistance programs. Congress subsequently approved legislation requiring DoD to restore its tuition assistance programs, and each branch of the military restored its tuition assistance program. The DoD tuition assistance programs were again temporarily suspended during the October 2013 U.S. government partial shutdown. As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistances programs that took effect in federal fiscal year 2014. For example, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance and has reduced the total benefit per service member per year from $4,500 to $4,000, the Coast Guard has also reduced total per service member annual benefits, and the Marine Corps now requires Marines to have 24 months on active duty prior to being eligible to apply for TA. Additional changes to the tuition assistance programs could occur, including due to Congressional action or DoD policy and funding changes.
Funding for the federal government, including the DoD, lapsed on January 20, 2018, and the federal government partially shut down for a few days. On January 22, 2017, Congress enacted a continuing resolution to extend funding for the federal government, including the DoD, through February 8, 2018. Funding for the federal government lapsed again on February 9, 2018, resulting in a government shutdown that lasted several hours. Later on February 9, 2018, Congress enacted a continuing resolution to extend funding for the federal government through March 23, 2018; however, if funding is not extended beyond that date a government shutdown could occur resulting in a suspension of DoD tuition assistance programs. A government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations and financial condition.
Higher Education Act
The HEA must be periodically reauthorized by Congress and each Title IV program must be funded through appropriations acts on an annual basis. The most recent comprehensive reauthorization occurred in 2008 when Congress reauthorized most HEA programs through the 2014 federal fiscal year by passing the HEOA. Authorization of appropriations for most HEA programs is currently provided through June 30, 2018 by the Consolidated Appropriations Act, 2017.
Congress continues to discuss reauthorization of the HEA. In December 2017, the U.S. House of Representatives Committee on Education and the Workforce considered and passed out of committee the Promoting Real Opportunity, Success, and Prosperity through Education Reform Act, or PROSPER Act, to reauthorize the HEA. In its current form, the PROSPER Act would make dramatic changes to the HEA by, among other things, eliminating the 90/10 Rule and regulation of gainful employment programs, and replacing current accountability metrics linked to cohort default rates with metrics linked to timely loan repayment. The Senate Committee on Health, Education, Labor and Pensions has begun to hold hearings on HEA reauthorization, and the Chairman has issued a white paper including a number of policy proposals for consideration. We cannot predict whether, in what form, or when, the two houses of Congress will reauthorize the HEA or whether, or when, the President will sign reauthorization legislation. The foregoing or other amendments to the HEA could occur as part of reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations.
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
ED’s Student Aid Enforcement Unit
On February 8, 2016, ED announced the creation of a Student Aid Enforcement Unit, or the Enforcement Unit, to enable ED to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. The Enforcement Unit consists of four divisions, including an Investigations Group, a Borrower Defense Group, an Administrative Actions and Appeals Service Group, and a Clery Group. The Enforcement Unit collaborates with partner state and federal agencies to enforce violations of law. The Enforcement Unit also works with ED’s Program Compliance Unit to review evidence that may affect program reviews. The creation of the Enforcement Unit was designed to ensure that ED can support more reviews of what it refers to as “high-risk institutions,” respond to concerns raised by states’ and other federal agencies’ investigations, and respond to complaints and claims for loan forgiveness by students. ED has indicated that the Investigations Group will utilize a broad set of interventions and tools, including subpoena authority, document demands, and interrogatories and interviews to enforce against violations of federal law. In August 2017, ED announced a new leader of the Enforcement Unit, who will report to the head of ED’s Compliance Unit.
Executive Order
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
Federal Rulemakings
As discussed above, ED has convened two negotiated rulemaking committees. On June 16, 2017, ED announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the Final GE Regulations. ED held two public hearings and solicited written comment from the public with respect to the agenda for the negotiated rulemaking committee, which met for the first time in December 2017. We submitted written comments on the agenda for the negotiated rulemaking committee on July 12, 2017. The negotiated rulemaking committee held meetings in December 2017 and February 2018 and is scheduled to meet again in March 2018. We cannot predict what regulations will be proposed or ultimately adopted as a result of this rulemaking process.
On June 16, 2017, ED announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations and to address certain other related matters. On August 30, 2017, ED announced that as part of the negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations it would form a subcommittee to focus on potential modifications to ED’s financial responsibility regulations. The negotiated rulemaking committee held meetings in November 2017, January 2018, and February 2018 but the members of the committee did not reach consensus on proposed regulatory language. As a result, ED may propose regulatory language, with no obligation to use language negotiated or agreed-upon during the committee meetings. We cannot predict what regulations will be proposed or ultimately adopted.
The States
As discussed above in “Consumer Protection - Other Issues Related to Consumer Protection and Complaints,” many states have become more active in regulating proprietary education from a consumer protection perspective, specifically in regards to enforcement of consumer protection laws and implementation of new regulations by state attorneys general. Since our institutions operate in many jurisdictions, our institutions may be subject to regulations promulgated by a variety of regulators.

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

Risks Related to Attracting and Retaining Students
Our success and financial performance depends on the effectiveness of our ability to attract students who persist in our institutions’ programs.
Building awareness of our institutions and the programs they offer among potential students is critical to our institutions’ ability to attract new students. In order to maintain and increase our revenue and profits, our institutions must continue to attract new, qualified students in a cost-effective manner, and these students must remain active in our institutions’ programs. In addition, because our institutions experience declines in their student population as a result of graduation, transfers to other academic institutions, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those who have left. Some of the factors that could prevent us from successfully advertising and marketing our institutions’ programs and from successfully enrolling and retaining qualified students in those programs include:

•	changes and revisions to policies of the Department of Defense, or DoD, and the various military services;

•	challenges in maintaining strong relationships with military and military-affiliated communities;

•	the emergence of more, and more successful, competitors, and alternative education models;

•	factors related to our institutions’ marketing, including the costs of internet advertising and multi-faceted interactive marketing campaigns;

•	challenges in designing marketing campaigns that successfully attract college-ready students;

•	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;

•	performance problems with our institutions’ online systems;

•	our institutions’ failure to maintain accreditation, state authorization, eligibility for Title IV programs or other sources of financial aid, or other approvals;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	regulatory investigations or litigation that may limit our ability to operate or damage our reputation;

•	student dissatisfaction with our institutions’ services and programs;

•	failure to develop and deliver a message or image for American Public University System, or APUS, that resonates well with non-military students;

•	adverse publicity regarding us, our institutions, our competitors, or online or for-profit education generally;

•	a decline in the acceptance of online education generally; and

•	a decrease in the perceived or actual economic benefits that students derive from our institutions’ programs or programs provided by for-profit schools generally.

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
Our marketing strategy for APUS traditionally focused on building long-term, mutually beneficial relationships with organizations and individuals in the military, military-affiliated and public safety communities. However, with limitations on access to military students, as discussed further below under the Risk Factor that begins “If APUS does not have strong relationships with, and access to, various military installations . . .” and with a continued focus on efforts to diversify and attract students outside of the military, we identified a need for marketing channels that attract college-ready students who perform well at APUS upon enrollment. However, we have experienced challenges with doing so, and there is no assurance that we will be able to do so, on a cost-effective basis.
Furthermore, because APUS’s tuition is generally lower than that of most of its competitors, it has fewer dollars to spend per student on marketing and advertising than they do. As a result, APUS has tried to, and may in the future try to, implement new marketing tactics and channels with which it has no experience and which have no guarantee of success. If we are unable to develop and optimize marketing and advertising programs that are effective in developing awareness of our institutions and the programs we offer, and are unable to enroll and retain qualified students in military and non-military markets, our enrollments would suffer and our ability to increase revenue and maintain profitability would be significantly impaired.
If we are unable to effectively market HCN’s programs, our operating results would be negatively affected.
The success of Hondros College of Nursing, or HCN, depends, in part, on our ability to maintain and increase student enrollments in HCN’s programs. Prior to our acquisition of HCN, we had no experience with attracting new students to, and retaining students in, educational programs offered primarily on physical campuses. With the opening of HCN’s fifth campus in Toledo in January 2017, we are now marketing in a geographic market in which HCN did not previously market. If in the future we are unable to effectively market HCN’s programs, we may not be able to successfully execute our long-term strategic plan to diversify our business and expand our programs, which would negatively affect our operating results.
If APUS does not have strong relationships with, and access to, various military installations and installation education centers, our ability to maintain enrollments from military students and our future growth may be impaired.
As of December 31, 2017, approximately 54% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and a significant portion of APUS students rely on DoD tuition assistance programs to pay for their education. We are therefore highly dependent on our relationship with the military and its members, and our ability to attract and retain military service members as students.
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
In recent years, DoD has issued briefings that specifically prohibit authorizing regular or recurring office hours for an educational institution to solely provide counseling and that prohibit allowing former military members to access installations to represent an educational institution using their government ID card privileges. This change has adversely affected our efforts to support existing students and recruit new students. If we are not able to improve our access to military installations and our existing students on those installations, or find alternative methods to serve them, our military enrollments could continue to decline. Furthermore, the 2014 MOU, which is discussed in “Regulatory Environment - Department of Defense,” and the related increased focus by DoD on relationships with and oversight of educational providers, or additional new DoD instructions or briefings, could lead to further adverse changes in the nature of our relationships with military installations and their education centers and our access to military service members.
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
Military budget cuts could also negatively affect us by leading to force reductions or cuts to services and tools that we or APUS’s students rely upon for recruitment, enrollment, access and tuition assistance. Even temporary changes to military activity and budgets may adversely affect operations. For example, in October 2013, the Uniform Tuition Assistance Program of the DoD, or the DoD tuition assistance programs, was temporarily suspended as a result of the U.S. federal government partial shutdown, which we believe could have caused as many as 13,100 registrations at APUS to be dropped. Funding for the federal government, including the DoD, lapsed on January 20, 2018, and the federal government partially shut down for a few days. Congress then enacted legislation to extend government funding for DoD through February 8, 2018. Funding for the government lapsed again on February 9, 2018, resulting in a shutdown that lasted for several hours. Later on February 9, 2018, Congress enacted a continuing resolution to extend funding for the federal government through March 23, 2018; however, if funding is not extended beyond that date, a government shutdown could occur, resulting in a suspension of DoD tuition assistance programs. Any future government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on APUS’s enrollments.
We will remain subject to the risk of events that occur within and with respect to the military, even where they do not directly relate to the use of DoD tuition assistance programs. Because of our dependence on active duty military students, changes that occur within and with respect to the military could have a material adverse effect on our operations.
DoD tuition assistance programs offered to service members of the U.S. Armed Forces constituted approximately 37% of APUS’s adjusted net course registrations for 2017, and our revenue and number of students would decrease if APUS is no longer able to receive funds under these tuition assistance programs or if tuition assistance is reduced, eliminated, or suspended.
Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the DoD tuition assistance programs. Service members may use DoD tuition assistance programs to pursue postsecondary education at institutions that are accredited by an accrediting agency recognized by the U.S. Secretary of Education and that satisfy other requirements, including execution of, and compliance with, a Memorandum of Understanding, or MOU, that specifies terms and conditions of participation in DoD tuition assistance programs. Students participating in DoD tuition assistance programs constituted approximately 37% of APUS’s adjusted net course registrations for 2017. While HCN has submitted an application to participate in the DOD tuition assistance programs, HCN does not currently participate in DoD tuition assistance programs.
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
Changes to DoD tuition assistance programs have already occurred, and we expect there could be changes to the programs in the future. For example, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance, the Army has reduced the total benefit per service member by $500 per year, and the Marine Corps requires 24 months on active duty prior to Marines being eligible to apply for tuition assistance. Additional changes to DoD tuition assistance programs could occur due to Congressional action or DoD policy and funding changes. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.
If our institutions are unable to successfully adjust to future market demands by updating and expanding the content of existing programs and developing new programs, specializations and modes of teaching on a timely basis and in a cost-effective manner, our performance may be impaired.
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
Establishing new academic programs, specializations and modes of teaching or modifying or eliminating existing programs requires our institutions to make investments in management and capital expenditures, incur marketing expenses, and reallocate other resources. Our institutions may have limited experience providing courses in new fields of study or new modes of teaching (such as competency-based education, or CBE, micro-credentials or other non-degree credentials) and may need to modify systems and strategies or enter into arrangements with other institutions and organizations to provide new programs effectively and profitably. If our institutions are unable to establish new academic programs, increase the number of students enrolling in new academic programs, offer programs in a cost-effective manner, or otherwise manage effectively the operations of those programs, our results of operations and financial condition could be adversely affected.
Strong competition in the postsecondary education market could continue to decrease our institutions’ market share and increase our cost of acquiring students.
Within the postsecondary education market, our institutions compete primarily with not-for-profit public and private two-year and four-year colleges, as well as other for-profit schools, particularly those that offer online learning programs. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources, or course delivery tools, that are superior to those of our institutions and other for-profit schools. Many of our competitors also have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students, or to provide instructional and support resources that are superior to those of our institutions and other for-profit schools. Within the postsecondary education market generally, we anticipate increased competition, including because of consolidation, the entrance of additional providers of online programs, a shift of for-profit institutions to not-for-profit status, and a decline in the total postsecondary student population. According to the National Student Clearinghouse, enrollment in Title IV postsecondary degree-granting institutions in the fall of 2017 decreased 1.0%, compared to the fall of 2016, with a decrease of 7.1% taking place among four-year for-profit schools. Longer term projections suggest that previous growth in enrollment in postsecondary degree-granting institutions is slowing. According to a September 2017 report from ED, such enrollment was projected to grow 15% over the 11-year period ending in fall of 2025, compared to 32% growth over the 14-year period that ended in 2014. The combination of reduced growth or declines in the postsecondary student population and increased online capacity in the postsecondary education market will further intensify competition, and any further decline in the number of enrollments could have an adverse effect on our results of operations.
We expect to continue to face greater competition from non-traditional offerings, provided by both educational institutions and non-traditional providers.
In recent years, competing institutions and others have started providing non-traditional, credit-bearing and non-credit-bearing education programs without charge or at low costs. We have also observed an increase in institutions offering CBE programs, which permit students to progress in a program by demonstrating that they have achieved certain skills or knowledge rather than by earning credit hours. ED has issued guidance addressing access to Title IV programs for students in CBE programs. We believe that our institutions will continue to face new competition from CBE and other non-traditional programs, including competition from lower cost alternatives. Additionally, non-traditional competitors, such as entities providing coding bootcamps and micro-credentials, are offering new alternative educational paths. While we are working to develop our own alternatives in some of these areas, including the launch of MomentumTM, a CBE program at APUS, in the first quarter of 2017, there are other institutions with programs that are more fully developed, and our offerings may not receive market acceptance. In addition, although APUS has applied for approval to offer Title IV program aid to students enrolled in MomentumTM programs, those programs are not currently approved for the Title IV aid, and we cannot be certain that they will qualify for access to Title IV programs. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. These competitive factors could cause our institutions’ enrollments, revenue, and profitability to decrease significantly.
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
We and our institutions are subject to extensive regulation by (i) accrediting agencies recognized by the U.S. Secretary of Education, (ii) state regulatory bodies, and (iii) the federal government, through ED. Because APUS participates in DoD tuition assistance and VA education benefits programs administered by DoD and the VA, respectively, and HCN participates in VA benefit programs, they are also subject to oversight by those agencies. The regulations, standards, and policies of these organizations cover the vast majority of our institutions’ operations, including their educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements can also affect the ability to acquire new institutions, open new locations, add new or expand existing educational programs, change our corporate structure or ownership, and make other substantive changes. These requirements can also increase our cost of operations.
Findings of noncompliance with these laws, regulations, standards, and policies could result in any of the relevant regulatory agencies taking action including: imposing monetary fines, penalties, or injunctions; limiting operations, including restricting our institutions’ ability to offer new programs of study or to open new locations, or imposing limits on our growth; limiting or terminating our ability to grant degrees; restricting or revoking our institutions’ accreditation, licensure, or other approval to operate; limiting, suspending, or terminating our institutions’ eligibility to participate in Title IV programs, DoD tuition assistance programs, or VA benefit programs; requiring us to repay funds, post a letter of credit, or become subject to payment methods for Title IV programs that are not the advance payment system; subjecting us to civil or criminal penalties; or other actions that could have a material adverse effect on our business.
The regulations, standards, and policies of ED, state regulatory bodies, and our institutions’ accrediting agencies change frequently and are subject to interpretive ambiguities. Recent and pending changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our noncompliance with any applicable laws, regulations, standards, or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under DoD tuition assistance programs, our ability to participate in Title IV programs, our ability to participate in VA education benefit programs, or costs of doing business. We cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply, or will be deemed by others to have complied, with all of the requirements. In the section entitled “Regulatory Environment” of this Annual Report and these Risk Factors, we have described some of the more significant risks related to the ability of our institutions to comply with the regulations, standards, and policies of ED, DoD, state regulatory bodies, and our accrediting agencies.
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
Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in DoD tuition assistance programs and for an institution to become and remain eligible to participate in Title IV programs. APUS participates in DoD tuition assistance programs and Title IV programs, and HCN participates in Title IV programs. As described more fully above in each operating segment’s section in “Our Institutions - Accreditation” and “Regulatory Environment - Accreditation,” APUS is accredited by HLC, an institutional accrediting agency recognized by the Secretary of Education, and HCN is accredited by ACICS, an institutional accrediting agency that until December 2016 was recognized by the Secretary of Education. By decision dated December 12, 2016 the Secretary of ED withdrew and terminated ED’s recognition of ACICS. As a result, under the terms of its provisional program participation agreement, or PPPA, HCN may continue to participate in the Title IV programs for up to eighteen months following the Secretary’s decision to withdraw recognition of ACICS if HCN complies with certain conditions and requirements, including that HCN must pursue accreditation by another accrediting agency recognized by ED. HCN has an in process application for accreditation by the Accrediting Bureau of Health Education Schools, or ABHES, a national accreditor for allied health schools that is recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting. If HCN does not obtain accreditation from ABHES, or if ACICS does not receive new initial recognition from ED, by June 12, 2018, HCN will lose its ability to participate in the Title IV programs.
Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as to apply and wait for approval before making certain changes. For example, in connection with our organizational realignment, HLC requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC prior approval. On December 22, 2016, APUS submitted the requested change of structure application. APUS recently asked HLC to consider the change in structure application at the HLC Board June 2018 meeting, subject to submission of updates to the application. In its February 7, 2018 letter to APUS imposing a governmental investigation designation, HLC notified APUS that it will continue to review APUS’s change in structure application while that designation remains active; however, the HLC may determine to defer action on the application while the investigation is pending. The HLC Board of Trustees is tentatively scheduled to consider the application at its June 2018 meeting. HLC has indicated that it will review findings related to the designation, if any, when they occur and will determine whether such findings impact the change in structure application at that time. For more information about the current status of the change of structure application, see “Regulatory Environment - Accreditation” in Part I, Item 1 of this Annual Report. ACICS requires accredited institutions to submit annually certain campus-level and program-level data for purposes of monitoring student achievement against established requirements, and a campus or program that fails to satisfy the requirements may be subject to various actions up to withdrawal of accreditation or may be required to cease enrollment in the program. Failure to meet any of these criteria or standards or to comply with these policies and requirements could result in the loss of accreditation at the discretion of the accrediting agencies. The complete loss of accreditation would, among other things, render our institutions and their students ineligible to participate in DoD tuition assistance programs and Title IV programs, and have a material adverse effect on our enrollments, revenue, and results of operations.
Participation in the tuition assistance programs of the DoD requires compliance with numerous regulations, with which the failure to comply could lead to a loss of an ability to participate in these programs or other adverse events.

In order to participate in the DoD tuition assistance programs, institutions must, among other things, comply with a Memorandum of Understanding, or MOU, that specifies terms and conditions of participation in DoD tuition assistance programs. By signing the MOU, APUS agreed to participate in DoD’s Third Party Education Assessment. In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which replaces the former process, the Military Voluntary Education Review. The ICP utilizes a sampling approach to regularly review the 2,700 educational institutions that participate in the DoD tuition assistance programs. Each year, DoD selects randomly 200 institutions and uses a risk-based model to select 50 additional institutions. The risk-based model takes into account several data elements, including: rate of course completion; total verified complaints; changes in enrollment of students receiving tuition assistance; ratio of graduation rate relative to cost per course; changes in graduation rate; and total number of enrollment transactions processed. The ICP is an iterative process with three stages. After each stage, DoD narrows the list of institutions subject for heightened review in the following stage. DoD shares the findings from each stage with other government agencies and regulators. An institution that is selected and has no issues will be exempt from random selection for three years and from risk-based selection for one year. By signing the MOU, APUS also agreed to participate in the ICP when requested. APUS was notified on May 8, 2017 that it was included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP. On February 9, 2018, DoD issued an Iteration 1 Report for APUS that made two findings. With respect to recruiting, marketing, and advertising, DoD found some instances where attire worn by an individual providing testimonials on the institution’s public-facing website could be construed as similar to a distinctive part of military uniform. With respect to financial matters, DoD found a lack of information relating to the financial aid process, including the lack of a timeline for applying for financial aid. APUS must develop a corrective action plan to address each of the findings within 30 days after receipt of the Iteration 1 Report and must resolve the findings and provide information to DoD about corrective actions taken within six months after receipt of the Iteration 1 Report. If the resolution cannot be completed within six months, APUS must submit a status report every three months until the finding is resolved. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the MOU and termination of the institution’s participation in the DoD tuition assistance programs. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

Our institutions’ student enrollments could decline if they fail to maintain accreditation.
Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Many institutions will only accept transfer credit from regionally accredited institutions. Students, corporations, and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards, and employers rely on the accredited status of institutions when evaluating a candidate’s credentials. Failure to maintain our institutional accreditation would have a material adverse effect on our enrollments, revenue, and results of operations. In addition, certain of our individual programs are accredited by specialized accrediting agencies, or recognized by professional organizations. If we fail to satisfy the standards of these specialized accrediting agencies and professional organizations, we could lose the specialized accreditation or professional recognition for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us. In addition, in certain cases, professional licensure will not be granted if an applicant for licensure earned the relevant educational credential from an institution or educational program that lacks regional or specialized accreditation. Failure to obtain or maintain specialized accreditation or professional recognition for certain programs could result in materially reduced student enrollments in affected programs and have a material adverse effect on us.
If the accrediting agency of one of our institutions was to lose its ability to serve as an accrediting agency for Title IV program purposes and the institution was unable to obtain recognition from another recognized accrediting agency, that institution would lose its ability to participate in Title IV programs and DoD tuition assistance programs.
APUS is accredited by HLC. In June 2015, the National Advisory Committee on Institutional Quality and Integrity, or NACIQI, the panel charged with advising ED on whether to recognize accrediting agencies for Title IV purposes, voted to recommend that ED renew HLC’s recognition as an accrediting agency through December 2017. ED subsequently accepted NACIQI’s recommendation and scheduled HLC for consideration during NACIQI’s February 2018 meeting. We cannot predict whether NACIQI will recommend renewing HLC’s recognition beyond February 2018. If HLC were to lose its recognition as an accrediting agency and APUS was unable to obtain recognition from another recognized accrediting agency, APUS would lose its eligibility to participate in Title IV programs and DoD tuition assistance programs. The inability of APUS to participate in Title IV programs would have a material adverse effect on enrollments, revenue, and results of operations.
HCN is accredited by ACICS. By decision dated December 12, 2016 the Secretary of ED withdrew and terminated ED’s recognition of ACICS. As described below, ACICS has appealed the Secretary’s decision in the U.S. District Court for the District of Columbia. When the Secretary withdraws the recognition of an accrediting agency, a postsecondary educational institution may be allowed to continue its participation on a provisional basis in the Title IV programs for a period not to exceed 18 months from the date of the Secretary’s decision to allow the institution to seek accreditation from another recognized accrediting agency. During this period of provisional participation, ED will deem an ACICS-accredited institution to hold recognized accreditation, and ED will require the institution to comply with additional conditions. ED will also impose certain additional requirements on ACICS-accredited institutions that do not meet certain milestones toward accreditation by another recognized accrediting agency. On December 21, 2016, HCN and ED executed a revised PPPA and addendum to the PPPA in which HCN agreed to comply with ED’s conditions and requirements. HCN has an in-process application for accreditation by

ABHES, an accrediting agency that is recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting. If HCN does not obtain accreditation from ABHES, or if ACICS does not receive new initial recognition from ED, by June 12, 2018, HCN will lose its ability to participate in the Title IV programs.

On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the U.S. District Court for the District of Columbia. ACICS asked the court to stay the Secretary’s decision terminating ACICS’s recognition status, restore ACICS’s recognition status, and enjoin ED from enforcing the requirements for ACICS-accredited institutions, including those set forth in the PPPA. On December 20, 2016, the court denied ACICS’s request for a temporary restraining order, and on February 21, 2017, the court denied ACICS’s request for a preliminary injunction. On March 31, 2017, ACICS filed a motion for summary judgment seeking to vacate the Secretary’s decision terminating ACICS’s recognition status and requesting that the court return ACICS’s petition for continued recognition to ED for reconsideration. On April 28, 2017, ED filed a cross-motion for summary judgment. Briefing on the motions was completed as of May 26, 2017, and the court may schedule a hearing to assist in its consideration of the motions. If the court does not restore ACICS’s recognition status, HCN would not be eligible to participate in Title IV programs beyond June 12, 2018, unless HCN becomes accredited by another accrediting agency recognized by ED within that period. In addition, the approval status and in some cases funding provided by other agencies could be adversely affected by the loss of accreditation by ACICS. On October 4, 2017, ACICS announced that it had submitted to ED a formal petition for recognition as a national accreditor. ED subsequently scheduled ACICS’s petition for consideration during NACIQI’s May 2018 meeting.

The ineligibility of HCN to participate in Title IV programs would have a material adverse effect on HCN’s enrollments and on our revenue, results of operations, and financial condition.

National or regional accreditation agencies may prescribe more rigorous accreditation standards or special forms of monitoring for our institutions, which could have a material adverse effect on our student enrollment, revenue and cash flows.
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
Because of rapid growth in, and increased scrutiny of, the for-profit education sector, accrediting bodies may adopt new or revised criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of for-profit institutions like ours. For example, on August 31, 2016, HLC adopted policy changes that are intended to allow HLC to respond quicker to developing situations at accredited institutions. The policy changes permit HLC to designate publicly an institution as “in financial distress” or “under governmental investigation,” where such situations have the potential to impact the institution’s operations and HLC believes the public should have information in making a decision to attend or continue to attend the institution. An accredited institution with a designation will be required to submit regular reports to HLC or undergo other special monitoring, and a substantive change application from an institution with a designation will be subject to strict scrutiny and may be deferred until the removal of the designation or may be denied. A designation typically will extend for not more than two years and may be removed when HLC determines the designation is no longer required because the institution has resolved the issues that led to the designation. On February 7, 2018, HLC notified APUS that it is imposing a “governmental investigation” designation on APUS in connection with the Civil Investigative Demand, or CID, issued to APUS on July 31, 2017 by the Attorney General of Massachusetts, which is discussed elsewhere in this Annual Report. The designation is expected to remain in place until the office of the Attorney General of Massachusetts concludes its investigation, at which time HLC will review the circumstances of the situation and determine what further action HLC will take, if any. In imposing the designation, HLC reaches no conclusions about the merits of the investigation or its possible outcome. Imposition of the designation is accompanied by monitoring and a notice on HLC’s website that APUS is currently under governmental investigation. APUS must submit an interim report no later than June 4, 2018 providing an update regarding the status of the investigation. We cannot predict what actions HLC will take with respect to the designation.
Beginning in 2012, ACICS, HCN’s accreditor, established requirements, including minimum “standards” and expected “benchmarks,” to measure student retention, graduate placement and licensure exam passage rates. To satisfy ACICS’s standards, the retention rate, placement rate, and licensure exam pass rate each must exceed 60%. To satisfy ACICS’s benchmarks, each rate must exceed 70%. If ACICS determines that an institution’s campus-level or program-level data does not satisfy one or more standards or benchmarks, ACICS may take certain actions. In January 2017, ACICS published a new policy, effective December 6, 2016, that defines in terms of metric ranges when a particular action will be taken at the campus and program levels, including placement on reporting status, issuance of a compliance warning, issuance of a show-cause directive, or issuance of an adverse action. For the reporting year July 1, 2015 through June 30, 2016, several HCN campuses and programs did not satisfy ACICS student achievement measures and as a result were placed on reporting status or were issued a compliance warning. HCN timely fulfilled all ACICS requirements with respect to those actions. On January 17, 2018, ACICS notified HCN that for the reporting year July 1, 2016 through June 30, 2017, three of its programs - the Diploma in Practical Nursing Program, or the PN Program, at the Cleveland campus, the PN Program at the Columbus campus, and the online Registered Nurse to Bachelor of Science in Nursing Program, or the RN-to-BSN Program - did not satisfy ACICS student achievement benchmarks with respect to student retention rates. Each had a retention rate between 60 and 69.9%. ACICS placed these programs on reporting status and HCN is required to develop and implement an Improvement Plan that includes specific activities that are being implemented to improve student retention.
HCN has an in-process application for accreditation by ABHES, an accrediting agency that is recognized by ED. Like ACICS, ABHES has established requirements related to student retention, graduate placement, and licensure exam passage rates. Under ABHES policy, failure to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, or a 70% pass rate on mandatory licensing and credentialing examinations, or failure to meet state-mandated results for credentialing or licensure, raises a question whether accreditation requirements are being met. If ABHES determines that a program does not satisfy its requirements, ABHES may require the institution or program to demonstrate that it has effectively analyzed the situation and taken measures to correct the deficiency through creation of an action plan, or may direct the institution or program to show cause why the institution or program should not have its accreditation withdrawn.

If any of the HCN campuses or programs, fails to satisfy ACICS or ABHES achievement measures, enrollment in such HCN campuses or programs could decline, or we could be forced to cease enrollments at those campuses or in those programs, which could have a material adverse impact on HCN’s student enrollment, revenue, and cash flows. The actions HCN is taking to improve its student achievement measures may not be successful in resolving existing issues or may fail to prevent additional issues arising with respect to other campuses or programs.

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
APUS is currently authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC, the regulatory agency governing postsecondary education in West Virginia. Such authorization may be lost, limited or withdrawn if APUS fails to comply with material requirements under West Virginia statutes and rules for continued authorization. Under current law, if APUS were to lose its regional accreditation by HLC, WVHEPC may suspend, withdraw, or revoke APUS’s authorization. In addition, in order to maintain its eligibility for accreditation by HLC, APUS must remain headquartered and have a substantial presence in one of the states in its region, which includes West Virginia. Thus, if APUS were to lose its authorization from WVHEPC, APUS would be unable to provide educational services in West Virginia, APUS would lose its eligibility for Title IV programs and DoD tuition assistance programs, and APUS would lose its HLC accreditation.
HCN is authorized by the Ohio State Board of Career Colleges and Schools and the Ohio Department of Higher Education. Such authorization may be limited, suspended, or revoked if HCN fails to submit renewal applications or other required submissions to the state in a timely manner, or if HCN fails to comply with material requirements under applicable Ohio statutes and rules for continued authorization. Continued state authorization is required in order to maintain ACICS accreditation. If HCN were to lose its authorization from the Ohio State Board of Career Colleges and Schools, HCN would be unable to provide educational services in Ohio, HCN would lose its eligibility for Title IV programs, and HCN would lose its accreditation. If HCN were to lose its authorization from the Ohio Department of Higher Education, HCN would be unable to offer the online Registered Nurse to Bachelor of Science in Nursing completion program in Ohio. If HCN were to lose approval from the Ohio Board of Nursing for the Diploma in Practical Nursing or the Associate Degree in Nursing, students in the program lacking approval would not be eligible to apply for licensure by examination to practice nursing in Ohio.
ED regulations provide that an institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. If a state in which one of our institutions is located fails to comply in the future with the provisions of that regulation, our institutions’ ability to operate in that state and to participate in Title IV programs could be limited or terminated. For additional information on these regulations please refer to the “Regulatory Environment - ED’s State Licensure/Authorization” section of this Annual Report.
The Ohio State Board of Career Colleges and Schools, or Ohio State Board, initiated formal disciplinary action against HCN’s Cincinnati campus based on allegations related to changes to the PN Program curriculum.

In August 2017, HCN received notice from the Ohio State Board of Career Colleges and Schools that the Ohio State Board was initiating formal disciplinary action against HCN’s Cincinnati campus because the campus discontinued offering one version of the PN Program curriculum allegedly without the Ohio State Board’s permission and implemented a new PN Program curriculum. It was alleged that at least three students enrolled in the discontinued curriculum were unable to complete without transferring into the new program and incurring substantial costs and time to complete the program. As permitted, on August 10, 2017, HCN requested a hearing before the Ohio State Board with respect to the notification and HCN is cooperating with the Ohio State Board on the matter. Simultaneously, HCN submitted a proposed resolution to the Ohio State Board, which included for each of the three students a partial refund for classes in which they enrolled but earned no credit. The Ohio State Board accepted HCN’s proposal. One student accepted the proposal, and the two others failed to return executed agreements to the Ohio State Board by their due dates. As a result, HCN is no longer obligated to make partial refunds to those two students, and on January 8, 2018, the Ohio State Board informed those two students that it had closed their cases.

Our institutions’ failure to comply with the requirements of the State Authorization Reciprocity Agreement or regulations of various states could result in actions that would have a material adverse effect on our enrollments, revenue, and results of operations.
Various states impose regulatory requirements on educational institutions operating within their boundaries, including registration requirements applicable to online educational institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state. The State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. Our institutions participate in SARA, which allows our institutions to enroll students who reside in jurisdictions that are members of SARA. All states and the District of Columbia, with the exception of California and Massachusetts, are members of SARA as of December 2017. For jurisdictions that are not members of SARA, our institutions must satisfy the requirements of those individual states with regard to online education, which requirements may change from time to time and, in some instances, are not clear or are left to the discretion of state regulators.
For more information about those jurisdictions in which APUS and HCN are authorized, including where such authorization is provided through SARA, see “Regulatory Environment - State Licensure/Authorization” in this Annual Report. Changes in requirements to participate in SARA or changes to state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. If one of our institutions was to fail to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the institution may lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively. If one of our institutions was to fail to comply with state requirements to obtain licensure or authorization, it may be the subject of injunctive actions or penalties.
As described in the “Regulatory Environment - State Licensure/Authorization” section of this Annual Report, on December 19, 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education. The final regulations, which are effective July 1, 2018, require an institution offering distance education programs to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or through a state authorization reciprocity agreement. The final regulations require an institution to document the state process for resolving complaints from students enrolled in programs offered through distance education for each state in which such students reside and provide certain public and individualized disclosures to enrolled and prospective students regarding its programs that are provided or can be completed solely through distance education. On January 30, 2017, ED announced that it intends to take unspecified regulatory actions regarding certain regulations that have been published but have not yet taken effect, including the regulations related to state authorization of distance education. As of February 2018, ED had taken no action with respect to the state authorization of distance education regulations. If one of our institutions fails to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, the institution could lose its ability to award Title IV aid to students in that state and could lose its ability to provide distance education in that state.
The inability of our institutions’ graduates to obtain professional licensure, employment or other outcomes in their chosen fields of study could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.
Certain of our institutions’ graduates seek professional licensure, employment or other outcomes in their chosen fields following graduation. Their success in obtaining these outcomes depends on numerous factors, including: the individual merits of the graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association; whether the program from which the student graduated meets all state requirements for professional licensure; and whether the institution or program has any required accreditation. Certain states have refused to license or certify students from particular APUS initial teacher licensure programs on grounds that the program did not meet one or more of the state’s specific licensure requirements or was not approved by the state for purposes of professional licensure. Based on challenges related to satisfying varying state rules regarding eligibility for teacher licensure in a state, APUS determined not to enroll new students in any of its initial teacher licensure programs as of December 2014.
To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Ohio Board of Nursing, or the OBN. Regulations of the OBN, which approve the Diploma in Practical Nursing, or the PN Program, and the Associate Degree in Nursing, or the ADN Program, require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. On March 8, 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. At this time, the OBN has not released a final report of the ADN Program’s performance for calendar year 2017, but preliminary data suggests that HCN’s ADN Program did not meet the OBN pass rate standard in 2017. HCN has been implementing changes, including the curriculum changes discussed in this Annual Report, that are designed to improve NCLEX scores over time but there is no assurance that these changes will be successful. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.
State requirements for licensure are subject to change, as are professional certification standards, and we may not become aware of changes that may impact our students in certain instances. In the event that one or more states refuse to recognize our institutions’ students for professional licensure based on factors relating to our institutions or programs, the potential growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Requirements for employment vary from employer to employer and from field to field. To the extent our graduates fail to satisfy requirements for employment by particular employers or in a particular profession based on characteristics of our programs, the ability to maintain enrollments, as well as the potential for growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if our institutions’ graduates fail to obtain professional licensure, employment or other outcomes in their chosen fields of study, we and our institutions could be exposed to litigation, including class-action litigation, that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
HCN was deemed to have undergone a change of ownership and control in November 2013, requiring review by ED in order to reestablish eligibility and continue participation in Title IV programs. In January 2016 we received a letter from ED approving the change in ownership and control and granting HCN provisional certification to participate in Title IV programs. HCN received a fully executed PPPA in February 2016. While provisionally certified, HCN operates under the PPPA, which requires HCN to apply for and receive approval from the Secretary of Education before initiating any substantial changes, such as establishing an additional location at which at least 50% of an eligible program will be offered and Title IV program funds will be disbursed, offering academic programs at higher than the bachelor’s degree level, or adding a new education program. In addition, as a result of the Secretary of Education’s decision to withdraw and terminate ED’s recognition of ACICS, on December 21, 2016, HCN and ED executed a revised PPPA and an addendum to the PPPA in which HCN agreed to comply with additional conditions and requirements. For more information about these conditions and requirements, see “Regulatory Environment - Restrictions on Adding Locations and Educational Programs” in this Annual Report. Under the addendum, HCN may continue to participate in the Title IV programs on a provisional basis until June 12, 2018, while HCN seeks accreditation by another recognized accrediting agency. During the term of the PPPA, HCN’s participation in Title IV programs is subject to revocation for cause, which includes a failure to comply with any provision set forth in the PPPA, a violation of ED regulations deemed material by ED, or a material misrepresentation in the material submitted to ED as part of the institution’s application for approval of the change of ownership and control.
If ED were to withdraw or not renew our institutions’ certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds or DoD tuition assistance program funds, which would have a material adverse effect on our enrollments, revenue, results of operations, and financial condition.
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

If one of our institutions is found not to have satisfied ED’s “administrative capability” requirements, it could be limited in its access to, or lose, Title IV program funding, which would limit our potential for growth and adversely affect our enrollment, revenue, results of operations, and financial condition.
A failure to demonstrate “financial responsibility” may result in the loss of eligibility by one of our institutions to participate in Title IV programs or require the posting of an irrevocable letter of credit in order to maintain eligibility to participate in Title IV programs.
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
On November 1, 2016, ED published final regulations, which we refer to as the Borrower Defense Regulations, to, among other things, modify its financial responsibility standards to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events that occur on or after July 1, 2017. For more information about the regulations, portions of which became effective July 1, 2017, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses” of this Annual Report. On June 16, 2017, ED published a notice in the Federal Register to announce that in light of the existence and potential consequences of pending litigation that had been brought in federal court to challenge the Borrower Defense Regulations, ED decided to postpone indefinitely the implementation of certain provisions of the Borrower Defense Regulations, including provisions that would have revised ED’s financial responsibility standards and added related disclosure requirements. Also on June 16, 2017, ED announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations and to address certain other related matters. On August 30, 2017, ED announced that as part of the negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations it would form a subcommittee to focus on potential modifications to ED’s financial responsibility regulations. On October 24, 2017, ED published an interim final rule in the Federal Register to delay until July 1, 2018 the effective date of the provisions of the Borrower Defense Regulations identified in the June 16, 2017 notice. ED stated that delay to a specific date, namely July 1, 2018 or July 1 of a later year, is required in order to comply with the Higher Education Act’s master calendar requirements for rulemaking. On October 24, 2017, ED also published a notice in the Federal Register announcing ED’s intent to delay from July 1, 2018 to July 1, 2019 the effective date of the provisions of the Borrower Defense Regulations identified in the June 16, 2017 notice, because ED determined it would not be practicable to engage in negotiated rulemaking and publish final regulations before July 1, 2018. The negotiated rulemaking committee held meetings in November 2017, January 2018, and February 2018, but the members of the committee did not reach consensus on proposed regulatory language. As a result, ED may propose regulatory language, including regulations to modify ED’s financial responsibility standards, with no obligation to use language negotiated on or agreed upon during the committee meetings. We cannot predict what regulations will be proposed or ultimately adopted.
If one of our institutions is found not to have satisfied ED’s financial responsibility requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, and results of operations. If we, as the parent company of an eligible institution, are found not to have satisfied ED’s financial responsibility measures, all of our institutions could be limited in their access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, results of operations, and financial position.
ED has initiated a rulemaking process to develop new standards and procedures related to borrower defense-to-repayment claims with respect to Title IV loan obligations and institutional liability for successful claims. While the final regulations have not been adopted, it is possible that the final regulations may create significant liability that could have a material adverse effect on our business.
The Borrower Defense Regulations, among other things, establish a new federal standard and a process for determining whether a Direct Loan borrower has a defense to repayment on a Direct Loan based on an act or omission of an institution. As discussed in the previous risk factor, ED has postponed the implementation of certain provisions of the Borrower Defense Regulations. These provisions include the provisions establishing the new federal standard and process for determining whether a Direct Loan borrower has a defense to repayment on a Direct Loan based on an act or omission of an institution. ED also has convened a negotiated rulemaking committee to develop proposed regulations to revise the Borrower Defense Regulations and to address certain other related matters. We cannot predict what regulations will be proposed or ultimately adopted.
If under the forthcoming regulations, ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.
Furthermore, the Borrower Defense Regulations would have prohibited institutions from requiring that students first engage in the institution’s internal complaint process before contacting other agencies, prohibited the use of pre-dispute arbitration agreements by the institution, prohibited the use of class action lawsuit waivers, and required institutions to disclose to and notify ED of arbitration filings and awards, for claims that may form the basis for a borrower defense to repayment of a Direct Loan. If forthcoming regulations retain these prohibitions, we could incur claims and expenses that we have not previously incurred, and which could have a material adverse effect on our business, financial condition and results of operations.
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
The 90/10 Rule percentage for our institutions could increase in the future, depending on the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including, for APUS, any reduction in tuition assistance provided by DoD for service members and education benefits provided by the VA for veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Currently, DoD tuition assistance and VA education benefits are not treated as Title IV revenue under the 90/10 Rule and, therefore, for APUS, a majority of such funding is included in the “10%” portion of the rule calculation. A reduction in the availability of this type of funding, or a change (through legislation, regulatory action, or an executive order) that requires that those funds be treated in the same manner as Title IV funding under the 90/10 Rule, would increase our institutions’ 90/10 Rule percentage. For the past three years, HCN has derived more than 80% of its total revenue on a cash accounting basis from Title IV programs as calculated under ED’s regulations. If HCN is unable to attract students who do not depend on Title IV program aid, such as students who finance their own education or receive full or partial tuition reimbursement from their employers, or through VA benefits, HCN may violate the 90/10 Rule. If any of our institutions violates the 90/10 Rule and loses eligibility to participate in Title IV programs, its ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenue, results of operations, and cash flows.
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
Also, the Final GE Regulations expand upon the gainful employment program disclosure requirements. On June 30, 2017, ED announced that it will allow institutions until July 1, 2018 to comply with certain disclosure requirements in the Final GE Regulations, including requirements to include a link to the disclosure template in promotional materials and to distribute directly a copy of the disclosure template to prospective students. The June 30, 2017 announcement did not change the July 1, 2017 deadline for the requirement to provide a completed disclosure template, or a link thereto, on GE program web pages, and the Final GE Regulations as a whole have not been delayed or altered. Accordingly, pending additional guidance or instruction from ED, APUS and HCN must continue to comply with the other requirements of the Final GE Regulations.
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
On June 16, 2017, ED announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the Final GE Regulations. ED held two public hearings and solicited written comment from the public with respect to the agenda for the negotiated rulemaking committee, which met for the first time in December 2017. We submitted written comments on the agenda for the negotiated rulemaking committee on July 12, 2017. The negotiated rulemaking committee held meetings in December 2017 and February 2018 and is scheduled to meet again in March 2018. We cannot predict what regulations will be proposed or ultimately adopted.
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
If one of our institutions is required to develop a default prevention plan, it may increase our administrative costs which would adversely impact our results of operations. In the past there has been increased attention by members of Congress and others on default prevention activities of proprietary education institutions. If such attention leads to Congressional or regulatory action restricting the types of default prevention assistance that educational institutions are permitted to provide, the default rates of our former students may be negatively impacted. Such attention could also lead to Congressional proposals to increase the measuring period, which could negatively impact our default rates. In the past, members of Congress have also introduced proposed legislation that would assess institutions a share of the costs associated with default of student loans by students who were enrolled in the institutions’ education programs and would tie an institution’s obligation to make such “risk-sharing” payments to the institution’s eligibility to participate in the Title IV programs. If one of our institutions loses its eligibility to participate in Title IV programs because of high student loan default rates, students would no longer be eligible to use Title IV program funds at that institution, which would significantly reduce that institution’s enrollments and revenue and have a material adverse effect on our results of operations.

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
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion, and must return those unearned funds to the Title IV programs in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual Title IV compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit.
HCN’s Title IV compliance audit for the year ended December 31, 2012, identified a deficiency related to timely return of Title IV program funds. In a Preliminary Audit Determination Letter dated July 10, 2013, ED requested additional information from HCN about the situation and required HCN to conduct a file review to identify those files that reflected an inaccurate refund. In a Final Audit Determination Letter dated February 28, 2014, ED determined that HCN was not required to repay the liability to ED and directed HCN to adopt procedures to prevent reoccurrence. HCN also was required to post an irrevocable letter of credit in the amount of $128,290, which was released by ED in February 2018.
APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. In a Final Audit Determination letter dated January 29, 2018, ED conveyed its finding that funds had not been returned timely. Under ED regulations, if the institution’s annual Title IV compliance audit for either of its two most recently completed fiscal years finds that Title IV funds were not returned timely for 5% or more of students sampled in the audit, the institution generally must submit an irrevocable letter of credit. ED also noted that a similar finding had been made in an open program review with respect to which APUS has not yet received a program review report. In connection with the finding, ED indicated that APUS must post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016, which results in a requirement for a letter of credit of approximately $700,000. On February 15, 2018, APUS requested that ED reconsider its finding that APUS had made untimely returns and the related requirement to submit a letter of credit.
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
If ED determines that an institution has engaged in substantial misrepresentation, ED may: (i) if the institution is provisionally certified, revoke an institution’s program participation agreement or impose limitations on its participation in Title

IV programs; (ii) deny participation applications made on behalf of the institution; or (iii) initiate a proceeding against the institution to fine the institution or to limit, suspend or terminate the institution’s participation in Title IV programs. If administrative actions or litigation claiming substantial misrepresentation were brought against our institutions, we could incur legal costs related to their investigation and defense, which could materially and adversely impact our financial condition.
Failure to comply with ED’s credit hour requirements could result in sanctions.
In the Program Integrity Regulations, ED defined “credit hour” for Title IV purposes as an institutionally established equivalency that reasonably approximates certain specified time in class and outside class, or an equivalent amount of work for other academic activities. The Program Integrity Regulations also require institutional accreditors to review the reliability and accuracy of an institution’s credit hour assignments. An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify ED if it finds systemic noncompliance or significant noncompliance in one or more programs. ED has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV funds awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV programs. Any such action could materially and adversely affect our institutions’ business. For more information, see the “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Credit Hours” section of this Annual Report.
Failure to comply with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act as implemented by ED could result in sanctions.
Our institutions must comply with certain campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, or VAWA. The Clery Act requires an institution to report to ED and disclose in its annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred within the institution’s so-called “Clery geography.” APUS historically has not had to comply with the Clery Act because it is a wholly online institution. As a result of opening a Veteran’s Center in Charles Town, WV, APUS determined that it is no longer subject to that exclusion and issued its first annual security report in 2016. HCN publishes an annual security report required by the Clery Act. Regulations implementing statutory changes made to the Clery Act by VAWA were effective July 1, 2015. The new regulations require, among other things, that institutions maintain statistics about the number of incidents of dating violence, domestic violence, sexual assault, and stalking that meet the definitions of those terms as set forth in the final rule; provide incoming students and new employees with, and describe in their annual security reports, primary prevention and awareness programs; provide students and employees with, and describe in their annual security reports, ongoing prevention and awareness campaigns; and provide in their annual security reports a description of each type of disciplinary proceeding used by the institution, which must be prompt, fair, and impartial. Our institutions’ failure to comply with the Clery Act requirements or regulations promulgated by ED could result in action by ED to fine our institutions or to limit or suspend our institutions’ participation in Title IV programs.
Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.
APUS’s educational programs and the HCN RN-to-BSN Program are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds and interactive content. Federal agencies including ED and the Department of Justice have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. In 2010, ED’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. If one of our institutions is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action or as a result of new laws and regulations that require greater accessibility, our institutions may have to modify their online classrooms and other uses of technology to satisfy applicable requirements, which could require substantial financial investment. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, and defending against such actions may require our institutions to incur costs to modify their online classrooms and other uses of technology and costs of litigation.
Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate enforcement actions or litigation against us, any of which could disrupt our institutions’ operations and adversely affect their performance.
Because our institutions operate in a highly-regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of noncompliance, enforcement proceedings, and lawsuits by government agencies, regulatory agencies, students, employees, and third parties, including claims brought by third parties on behalf of the federal government. For example, ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and the ED OIG regularly conducts audits and investigations of such institutions. Institutions that participate in the Title IV programs also must have an independent auditor conduct an annual audit of the institution’s compliance with the laws and regulations that are applicable to the Title IV programs in which the school participates and submit the results of the audit to ED. Our institutions must submit such audits that have been conducted in accordance with the guide for audits of proprietary schools that was issued by the ED OIG in September 2016. In February 2016, ED created a Student Aid Enforcement Unit, or the Enforcement Unit, to enable ED to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. The Enforcement Unit collaborates with state and federal agencies to enforce violations of law and works with ED’s Program Compliance Unit to review evidence that may affect program reviews. The Federal Trade Commission has investigated and in some cases brought lawsuits against proprietary institutions alleging that the institutions engaged in deceptive trade practices. The Consumer Financial Protection Bureau has sued proprietary institutions for engaging in allegedly illegal predatory lending practices.
If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, our institutions may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions, or other penalties, including the requirement to make refunds. For example, in September 2017, the ED Office of the Inspector General, or ED OIG, issued a final audit report concluding that a non-profit university that had previously received approval from ED to offer CBE programs for Title IV aid, did not satisfy institutional eligibility requirements to participate in the Title IV programs due to the relative level of student enrollments in correspondence courses. ED OIG recommended that ED’s Federal Student Aid division require repayment of Title IV program funds. To the extent that the issues raised by ED OIG’s report or other developments impacting the assessment by ED of CBE programs would cause delays or prevent ED’s approval of MomentumTM for participation in federal student aid programs, our investment in the program may be impaired. Even if our institutions adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us or one of our institutions may result in reputational damage, even if such claims and lawsuits are without merit. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our institutions, which may materially adversely affect our ability to operate.
ED is currently conducting a program review of APUS’s administration of the Title IV programs, and we cannot predict the outcome of the review.
In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. As part of the program review, ED conducted a site visit from September 12 to September 14, 2016. The program review remains open and ongoing. We anticipate that certain findings addressed in the 2016 Title IV compliance audit Final Audit Determination letter dated January 29, 2018 will be resolved through the program review process, including a finding that return of Title IV funds calculations were incorrectly computed for some students and a finding that APUS had incorrectly reported the students’ enrollment status to the National Student Loan Data System for some students. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether it will impose any liability or other limitations on APUS as a result of the review.

Investigations by state Attorneys General, Congress, and governmental agencies may result in increased regulatory burdens and costs.
We and other proprietary postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State attorneys general have increasingly focused on allegations of improper recruiting, compensation, and deceptive marketing practices, among other issues. A number of state attorneys general have launched investigations into proprietary postsecondary education institutions. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort, which grew to include approximately 30 states, to examine potential abuses by proprietary educational institutions. While the initial goal of the joint investigation was sharing information among the attorneys general about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the attorneys general may ultimately attempt to compel proprietary institutions located in their respective jurisdictions to revise their recruiting practices. In January 2014, many of the publicly traded for-profit postsecondary institutions, not including us, received demands for information from a network of 12 state attorneys general relating to, among other matters, the recruitment of students, admissions standards, graduate placement statistics, graduate certification and licensing results, and student lending activities. In June 2014, the Massachusetts’ Attorney General released several consumer protection regulations, which, among other things, require certain disclosures that apply to for-profit and occupational schools operating in the state. Actions by state attorneys general and other governmental agencies, whether or not involving us or our institutions, could damage our reputation and the reputation of our institutions and limit the ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.
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

On August 3, 2017, we received from the Attorney General of Massachusetts a CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. We continue to cooperate with the Attorney General’s office and cannot predict the eventual scope, duration, or outcome of the investigation at this time. If the Attorney General finds that we did not comply with Massachusetts state law or regulations, we may be subject to claims of failure to comply with Massachusetts state law or regulations and may be required to pay significant financial penalties and/or modify or curtail our operations and/or our reputation and relationship with our current and prospective students could be harmed. Even if the Attorney General does not find that we did not comply with Massachusetts state law or regulations, or does not impose significant penalties or other repercussions, we have incurred and may continue to incur substantial legal costs in connection with the CID. In addition, on February 7, 2018, HLC notified APUS that it is imposing a “governmental investigation” designation on APUS in connection with the CID. The designation is expected to remain in place until the office of the Attorney General of Massachusetts concludes its investigation, at which time HLC will review the circumstances of the situation and determine what further action HLC will take, if any. In imposing the designation, HLC reaches no conclusions about the merits of the investigation or its possible outcome. Imposition of the designation is accompanied by monitoring and a notice on HLC’s website that APUS is currently under governmental investigation designation. APUS must submit an interim report no later than June 4, 2018 providing an update regarding the status of the investigation. We cannot predict what actions HLC will take with respect to the designation, including whether it will have an impact on APUS’s pending change of structure application. Other state attorneys general may also initiate inquiries into APEI or its subsidiaries. Based on information available to us at present, we cannot reasonably estimate a range of potential impact this inquiry might have on our financial conditions or results of operations, if any, because it is uncertain what remedies the Attorney General might ultimately seek in connection with the inquiry, if any.
Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.
Our institutions are two of a much larger number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and noncompliance with ED regulations. These allegations have attracted adverse media and social media coverage, have been the subject of federal and state legislative hearings, and have in some cases resulted in legislation or rulemaking. In some cases, institutions have ceased operations, including while under multiple government investigations. Broader allegations against the overall for-profit school sector have negatively affected public perceptions of for-profit educational institutions, including our institutions, and this trend could continue or broaden. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media and social media coverage of postsecondary education. Adverse media or social media coverage regarding others in our industry, or regarding us or our institutions directly, could damage our reputation, could result in lower enrollments at our institutions, lower revenue and increased expenses, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, state attorneys general, or other governmental authorities with respect to all for-profit institutions, including us and our institutions. For these reasons or others, not-for-profit or public educational institutions may take actions to differentiate themselves from the for-profit educational institutions, including by choosing not to enter into collaborations with for-profit institutions, including us, or by excluding for-profit institutions from membership in industry groups.
If we undergo a change in ownership or control, the Department of Education will place our institutions on provisional certification, and the terms of that provisional certification could limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, our revenue, and results of operations.
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

Certain contingents of Congress have been examining the proprietary postsecondary education sector, which could result in legislation, heightened oversight, or additional Department of Education rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.
In recent years, certain contingents of Congress have increased their focus on proprietary educational institutions. This increased focus has resulted in the introduction of various pieces of legislation, the holding of several hearings by various Congressional committees, and Congressional investigations and inquiries. We have previously incurred significant legal and other costs to respond to Congressional inquiries, and could incur significant legal and other costs to respond to any future inquiries. We cannot predict the extent to which, or whether, these hearings and investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions or common law causes of action.
Congress currently is in the process of considering legislation to reauthorize the Higher Education Act of 1964, as amended, or HEA. In December 2017, the U.S. House of Representatives Committee on Education and the Workforce considered and passed out of committee the Promoting Real Opportunity, Success, and Prosperity through Education Reform Act, or PROSPER Act, to reauthorize the HEA. In its current form, the PROSPER Act would make dramatic changes to the HEA by, among other things, eliminating the 90/10 Rule and regulation of gainful employment programs, and replacing current accountability metrics linked to cohort default rates with metrics linked to timely loan repayment. We cannot predict whether, in what form, or when, the two houses of Congress will reauthorize the HEA or whether, or when, the President will sign reauthorization legislation. The foregoing or other amendments to the HEA could occur as part of reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations.
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
The 90/10 Rule has been a subject of interest over the past several Congresses, which has resulted in several members of Congress introducing proposals and legislation that would modify the 90/10 Rule. One past proposal would decrease the limit from 90% to 85% and would count DoD tuition assistance and VA education benefits toward that limit. Such a proposal or other similar legislation, should it become law, could have a material adverse impact on the operations of APUS and HCN. We cannot predict the extent to which, or whether, Congressional hearings will result in legislation or further rulemaking affecting our institutions’ ability to participate in DoD tuition assistance programs or Title IV programs. In the past, certain members of Congress have stated that Congress should revise the 90/10 Rule to count DoD tuition assistance and VA veterans’ educational benefits toward the 90% limit. The PROSPER Act would eliminate the 90/10 Rule entirely.We cannot predict the likelihood that Congress will amend the 90/10 Rule to count DoD tuition assistance and VA education benefits toward the 90% limit or to lower the ratio to 85/15 or will eliminate the 90/10 Rule entirely, nor can we predict the likelihood that Congress or the President will take some other action to limit the use of DoD tuition assistance and VA education benefits at for-profit institutions. To the extent that any laws or regulations are adopted that limit or condition the participation of proprietary schools or distance education programs in DoD tuition assistance programs or in Title IV programs, or that limit or condition the amount of DoD tuition assistance for which for-profit schools or distance education programs are eligible to receive, our financial condition could be materially and adversely affected.
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
Title IV programs are made available pursuant to the provisions of the HEA, and the HEA comes up for reauthorization by Congress approximately every five to six years. Authorization of appropriations for most HEA programs is currently provided through June 30, 2018 by the Consolidated Appropriations Act, 2017. In the past, Congress has passed short-term non-substantive extensions of the HEA pending comprehensive reauthorization legislation. Further, when Congress does not act on comprehensive reauthorization through a single piece of legislation, it may act through multiple pieces of legislation. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Congress currently is in the process of considering legislation to reauthorize the HEA. In December 2017, the U.S. House of Representatives Committee on Education and the Workforce considered and passed out of committee the PROSPER Act to reauthorize the HEA. The Senate Committee on Health, Education, Labor and Pensions has begun to hold hearings on HEA reauthorization, and the Chairman has issued a white paper including a number of policy proposals for consideration. Additionally, Congress determines the funding level for each Title IV program on an annual basis.
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
ED has in the past published and in the future may publish additional rules that affect our institutions. For example, on October 30, 2015, ED published final regulations that introduced a new income-contingent repayment plan, called the Revised Pay As You Earn repayment plan, or REPAYE plan, which became available in December 2015 to all Direct Loan student borrowers regardless of when the borrower took out the loans. Under the REPAYE plan, Direct Loan borrowers may cap their loan payments at 10% of their monthly incomes. The regulations also expanded the circumstances under which an institution could challenge or appeal a draft or final cohort default rate, beginning in February 2017.
In addition to publishing rules, ED has in the past and may in the future take other actions that affect our institutions. For example, in September 2015, ED publicly released its College Scorecard website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. However, we do not believe the College Scorecard’s method for calculating results appropriately indicates APUS’s graduation rate because the College Scorecard’s graduation rate only includes the performance of first time, full-time undergraduate students who represent less than approximately 1% of all APUS students. Furthermore, substantially all of the other College Scorecard measures are based on students who are recipients of Title IV program funds; such students represent a minority of APUS’s students. We cannot predict the extent to which the College Scorecard has impacted or may impact our institution’s enrollments, reputation, or operating results, including if students exclude our institutions from consideration because of the College Scorecard’s presentation of our graduation rate, the focus on tax status and our status as a for-profit business, or because of other factors. In October 2017, ED announced that it would publish for the first time completion data for part-time and non-first-time students, which will provide additional information about institutions’ performance.
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
We collected a substantial portion of our fiscal year 2017 consolidated revenue from receipt of Title IV financial aid program funds. Any processing disruptions by ED, by our institutions, or by third-party service providers may impact the ability of our institutions’ students to obtain Title IV financial aid on a timely basis. If our institutions experience a disruption in their ability to process Title IV financial aid, either because of administrative challenges on their part or the part of their vendors, or the inability of ED to process Title IV funds on a timely basis, it could have a material adverse effect on our institutions’ business and on our financial condition, results of operations and cash flows.
Changes our institutions may make to their operations to enhance their ability to identify and enroll students who are likely to succeed and to improve the student experience may adversely affect our institutions’ enrollment, growth rate, profitability, financial condition, results of operations, and cash flows.

In order to improve the learning experience of our students and to attract students who are likely to persist in our institutions’ programs, we have identified, and continue to work to identify potential changes and initiatives that we believe will more effectively attract and enroll college-ready students, support those students and help improve those student’s educational outcomes, including through faculty engagement initiatives and co-curricular initiatives to increase the level of engagement and collaboration in the classroom and strengthen the bond between APUS and its students. We have implemented or begun to implement some of these changes. In April 2017, APUS continued to strengthen its verification process by implementing new procedures for prospective non-military students, an effort that originated in April 2015 with the implementation of a requirement for prospective students to complete a free, noncredit admissions assessment. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. For example, in July 2017 APUS implemented a process requiring enhanced verification of prospective non-military students’ prior transcripts.
Additional initiatives may include the following:

•	further changing admissions standards and requirements;

•	altering the admissions process and procedures;

•	implementing more stringent satisfactory academic progress standards;

•	changing tuition costs and payment options;

•	experimenting with additional CBE programs and other alternative delivery methods; and

•	altering our institutions’ marketing programs to target the appropriate prospective students.

These initiatives may adversely impact our institutions’ business, financial condition, results of operations and cash flows, particularly in the near term. These initiatives require significant time, energy and resources. We may not succeed in achieving our objectives due to organizational, operational, regulatory, or other constraints. If our efforts are not successful, we may experience reduced enrollment, increased expense, or other impacts on our business that materially and adversely impact our results of operations, cash flows, and financial condition. Even if these initiatives successfully lead to the identification and enrollment of students who are likely to succeed and improving student experience, they could result in adverse impacts on APUS enrollments. Due to the many factors that can impact enrollments, we may not appropriately identify the cause of any adverse impacts, and therefore may not be able to appropriately modify our initiatives.

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

HLC is currently reviewing APUS’s application and as part of the review process conducted an on-site visit to APUS in early May 2017. On June 26, 2017, HLC notified APUS that HLC has delayed completing and issuing a report of its on-site visit because HLC staff believes that HLC’s Criteria for Accreditation and related policies do not provide an explicit frame of reference for how the Criteria for Accreditation should be applied to a shared-services model between an accredited institution and a related entity. On July 7, 2017, HLC notified APUS that at its June 29, 2017 meeting the HLC Board of Trustees authorized the commencement of a process to develop a framework for applying the Criteria of Accreditation to such shared-services models through HLC’s Change of Control, Structure or Organization process. HLC indicated that members of the HLC Board of Trustees and HLC staff would present a proposed framework to the full HLC Board of Trustees for its consideration at its November 2017 meeting. HLC indicated that APUS will have an opportunity to update its application after a framework is approved, and HLC staff will issue its report after reviewing any such updates. In November 2017, HLC notified APUS that the HLC Board of Trustees had adopted new guidelines for review of shared services arrangements, which were effective immediately, and invited APUS to submit updates to the application to reflect the new guidelines. In December 2017, APUS requested that HLC staff continue to suspend temporarily its review of the change in structure application and schedule consideration of the application for the June 2018 HLC Board of Trustees meeting, contingent upon timely prior submission of updates to the application. HLC had planned to visit APUS in February 2017 as part of a standard comprehensive evaluation. However, as a result of the change-of-structure application process, HLC postponed that comprehensive evaluation until the third quarter of 2018.

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

Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. Further, many acquisitions result in the acquirer recording goodwill. If any acquisitions for which we record goodwill are not successful or experience challenges, that goodwill may become impaired and have an adverse impact on our financial condition. For example, we recorded a pretax, non-cash charge of $4.7 million for the fiscal year ended December 31, 2016 to reduce the carrying value of our goodwill as a result of a determination that the fair value of HCN was less than its carrying value.
Our acquisition of an educational institution would also likely be considered a change in ownership and control of the acquired institution under applicable regulatory standards, as in the HCN acquisition. For such an acquisition, we may need approval from ED, applicable state agencies and accrediting agencies, and possibly other regulatory bodies, a number of which can only be requested after completion of the acquisition. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are not successful in completing acquisitions, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could result in dilutive issuances of securities or could require use of substantial portions of our available cash, as in the HCN acquisition, or issuances of debt, which could adversely affect our financial condition.
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
We have made these minority investments to realize strategic benefits for our business, rather than to generate income or capital gains from these investments, and we anticipate that we would make future minority investments for similar purposes. We cannot ensure that we will realize any strategic benefits from these investments in the near-term or at all. To the extent that the strategic benefits of any investment are not timely realized, or the investment otherwise underperforms, we may wish to dispose of the investment. Because our interests in entities in which we have made minority investments, such as New Horizons, Fidelis Education, Second Avenue, and RallyPoint are highly illiquid and not traded in any public market, we may not be able to timely dispose of these interests, or may have to sell at less than our carrying value. Further, should the value of these investments become impaired, we may be required to reduce the carrying value of these investments. For example, we recorded a pretax, non-cash charge of $2.7 million for the fiscal year ended December 31, 2017 to reduce the carrying value of certain minority investments to their fair value.
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
We believe we will need to invest capital, time, and resources to update our institutions’ technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions, access from multiple platforms, and augmented reality, to update older systems and to enhance functionality. We would likely have to make similar investments to integrate the technology systems of any business we may acquire in the future. Our efforts to do so may not be successful, may cost more than expected, may increase our level of spending, or may otherwise adversely affect our financial condition. As a result of unsuccessful development efforts, or as a result of replacing outdated technology, software or other technology related assets, we may have assets that become impaired. For example, we recorded a pretax, non-cash charge of $4.0 million for the fiscal year ended December 31, 2016 to write off certain student course registration software development.
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

We have continued to experience increases in our institutions’ administrative expenses and have previously experienced increases in bad debt expense.
After APUS began participating in Title IV programs, a significant portion of its growth was attributable to students using funds from those programs. As a result, APUS experienced a change in the composition of its student body, which has resulted, and will continue to result in a need to provide a greater level of services to its students. The HCN acquisition has further changed the composition of our student body, increasing the number of students using Title IV program funds, as well as adding students who attend courses at physical campuses. These changes, the addition of HCN’s physical campuses in November 2013 and January 2013, increases in expenditures in financial aid processes, increases in capital expenditures on administrative facilities and for technology required to support students at APUS, as well as efforts to strengthen our leadership, control and governance structures, have led to increased costs and expenses in a variety of areas.
While bad debt for each of the years ended December 31, 2017 and 2016 decreased from the level of bad debt for each of the immediately prior years, over the previous several years we experienced increases in our bad debt expense, particularly at APUS. We believe our previous increases in bad debt expense were primarily driven by an increase in the number of students using Title IV program funds at APUS, operational policies, processing challenges, and collections management challenges primarily related to students who did not complete courses. In September 2015, APUS changed the method by which it disburses Title IV program funds from a single disbursement method to a multiple disbursement method for first-time APUS undergraduate students. While this change may have had, and may continue to have, an adverse impact on enrollment, APUS made this change in order to potentially lower bad debt expense and to reduce the attractiveness of our programs to students who are seeking to take improper advantage of the Title IV programs. While our bad debt expense declined at APUS during 2016 and 2017, we have no assurance that the changes that were made caused the reduction or that we will be able to further reduce bad debt. If we are unable to make appropriate improvements, or if our improvements are not as effective as anticipated, our bad debt expense could again increase, which could have a material adverse effect on our financial condition, cash flows and results of operations.
We rely on third-party vendors whose service may be of lower quality than ours, whose responsiveness may be less timely than ours, and whose compliance practices may increase our operational and compliance risk.
We rely on third-party vendors to provide certain services to our institutions and their students primarily related to information technology services and financial aid processing. While we monitor and assess the service of these vendors, it is possible that the quality of their service and the timeliness of their responses may be less than the service and responsiveness that we or our institutions would provide. These third-party vendors may lack adequate business continuity planning. Using third-party vendors increases compliance risk that the vendors may not adequately protect personal information regarding our institutions’ students and their families, or that they may not comply with applicable federal or state regulations applicable to our institutions’ business. Further, transitioning from existing vendors or from in-house processes to new providers or from third-party providers to in-house processes involves inherent risks, including the risk of significant disruptions of integral processes. In the event third-party vendors fail to provide services, lack adequate continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected.
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
ED requires institutions that participate in Title IV programs to refer to the ED Office of the Inspector General, or OIG, credible information about fraud or other illegal conduct involving Title IV programs, and in the past our institutions have referred to the OIG information with respect to potential fraud by applicants and students. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, ED may find that our institutions do not satisfy ED’s “administrative capability” requirements. If our institutions fail to satisfy the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer our institutions from the “advance” system of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” system of payment, place our institutions on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate our institutions’ participation in Title IV programs, which would limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, revenue, and results of operations. In addition, our institutions’ ability to participate in Title IV programs and DoD tuition assistance programs is conditioned on maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. The significance of accreditation is described more fully above in “Regulatory Environment - Accreditation.” Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accreditors’ standards. Furthermore, under the HEOA, accrediting agencies that evaluate institutions offering online programs, like APUS’s programs and HCN’s online Registered Nurse to Bachelor of Science in Nursing completion program, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs, DoD tuition assistance programs, or both.
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
We rely on dividends, distributions and other payments, advances and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments. We conduct all of our operations through our subsidiaries, and as of December 31, 2017, had no significant assets other than cash, the capital stock of our respective subsidiaries, and assets related to several investments. As a result, we rely on dividends and other payments or distributions from our operating subsidiaries to meet our obligations and to fund acquisitions and investments. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to us depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory and accreditation requirements, agreements entered into by those operating subsidiaries, and the covenants of any future obligations that we or our subsidiaries may incur.

Having students physically present on HCN’s campuses may result in threats to student safety and other issues.
We manage and monitor on-the-ground operations at five campuses where HCN students attend courses and participate in educational activities. The presence of students on physical campuses requires us to consider and respond to issues related to student safety, security, and violence. Failure to prevent, or adequately respond to, threats to student and employee safety or other problems could harm our reputation, causing enrollment and revenue to decline, or could result in costly and resource-intensive litigation.
Natural disasters or other extraordinary events may cause us to close one or more of HCN’s campuses or may cause HCN’s enrollment and revenue to decline.
HCN may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions or other events in one or more of the cities in Ohio in which it operates. These events could cause HCN to close one or more campuses temporarily or permanently. For example, a regional or national outbreak of influenza or other illness easily spread by human contact could cause us to close one or more of HCN’s campuses for an extended period of time. These types of events could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline.
The loss of any key member of our management team may impair our ability to operate effectively and may harm our business.
Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more of our key personnel could harm our business. While we have employment agreements with our Chief Executive Officer, and our Chief Financial Officer, we do not have employment agreements with other executives or personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us.
If we are unable to attract and retain management, faculty, administrators, and skilled personnel, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.
We must attract and retain highly qualified management, faculty, administrators, and skilled personnel to our institutions. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas, and executives with relevant industry expertise. We have had a number of other executive officers retire or otherwise depart our Company over the last several years, and we also continue to undergo an organizational realignment. For instance, effective October 15, 2017, Dr. Powell retired from her role as President of APUS. Dr. Boston was appointed Interim President of APUS until a permanent replacement is appointed. In the fourth quarter of 2016, we also hired a new provost and a new executive responsible for enrollment management at APUS. Even with these hires, we may need to continue to strengthen our management team to support the operations of our institutions. If we fail to attract new management, faculty, administrators, or skilled personnel or fail to retain and motivate our existing management, faculty, administrators, and skilled personnel, our institutions and our ability to serve our students and expand our programs could be severely harmed, and changes in management could disrupt our business and cause uncertainty. ED’s incentive payment rule may also affect the manner in which we attract, retain, and motivate new and existing employees, as described more fully below in “Risks Related to the Regulation of Our Industry.”
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
From time to time, we and our institutions have been and may be involved in various legal proceedings. In recent years, we have observed an increase in litigation brought against for-profit schools, including class actions brought by students and prospective students based on alleged misrepresentations about a school’s programs, and an increase in “qui tam” lawsuits, which are described above under the heading “Risks Related to the Regulation of Our Industry.” For example, in November 2013, a putative class action was brought against HCN relating to a time period prior to our ownership. The lawsuit asserted claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act. While HCN admitted to no wrongdoing in the eventual settlement agreement and the case was dismissed with prejudice after the payment of a de minimis settlement, on December 4, 2015, ED sent HCN a letter informing HCN that ED had determined to fine HCN $27,500 based on ED’s finding that HCN had substantially misrepresented its programmatic accreditation status during a time period prior to our ownership of HCN. HCN informed ED in a letter that it disagreed with ED’s findings but would pay the fine in order to resolve promptly the matter and to enable ED to finalize its review of the application for a change in ownership. In the future, not all claims may be as easily resolved. The significant human and financial resources required to investigate and respond to claims brought in any future litigation may distract management’s attention from operating our business or lead to larger payments or liabilities, including adverse regulatory action, and, as a result, negatively affect our operating results.
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
Adverse economic developments that affect the United States could also result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, could result in declines in our placement and persistence rates. In addition, adverse economic developments could adversely affect the ability or willingness of our former students to repay student loans, which could increase our institutions’ student loan cohort default rates and require increased time, attention, and resources to manage these defaults. Our institutions’ students are able to borrow Title IV loans in excess of their tuition and fees. The excess is received by such students as a credit balance refund. However, if a student withdraws, our institutions must return any unearned Title IV funds, which may include a portion of the credit balance refund, and must seek to collect from the student any resulting amounts owed to the institution. A protracted economic slowdown could negatively impact such students’ ability to satisfy debts to the institution, including debts that result from returns of unearned Title IV amounts. As a result, the amount of Title IV funds we would have to return without repayment from our institutions’ students could increase, and our financial results could suffer.
If we are unable to successfully pursue HCN’s program initiatives and expansions, including opening new HCN campuses and increasing online education, our future growth may be impaired.
The success of HCN will depend on our ability to maintain and increase student enrollments in HCN’s programs and grow HCN’s on-campus and online program offerings. As part of our strategy, we intend to open new campuses for HCN, such as the new campus in suburban Toledo, Ohio that began operations in early 2017. Such actions require us to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations may require significant financial investments, human resource capabilities, and new clinical placement relationships. If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals, attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be adversely affected. At this time, because HCN is certified to participate in the Title IV programs on a provisional basis based on the change in ownership and control of HCN that resulted from our acquisition of it, HCN must apply to ED and wait for approval before it can award and disburse Title IV program funds to students enrolled at new HCN locations at which HCN offers 50% or more of an eligible program, or before it can award Title IV program funds to students enrolled in new degree or certificate programs. Similarly, based on ED’s decision to withdraw and terminate recognition of the Accrediting Council for Independent Colleges and Schools, or ACICS, HCN is also subject to certain conditions and restrictions. For more information about the conditions and restrictions imposed by ED, see “Regulatory Environment - Accreditation” in this Annual Report. If HCN fails to comply with the conditions and restrictions imposed by ED, or if HCN fails to obtain accreditation from another recognized accrediting agency, by June 12, 2018, 18 months after the date of the Secretary’s decision to withdraw recognition from ACICS, HCN will lose the ability to participate in the Title IV programs.
Outside Ohio, other states’ regulatory bodies have regulations that apply to HCN programs. For example, a number of states may require that we obtain additional authorizations for HCN students enrolled in the online Registered Nurse to Bachelor of Science in Nursing completion program to participate in practicum courses in those states, even where HCN has no other physical presence in the state or where HCN is authorized for such placements under the State Authorization Reciprocity Agreement, or SARA. These types of provisions may make it more difficult to offer online education programs in those states. The inability to expand efficiently or successfully existing programs, pursue new program initiatives and add new campuses would harm our ability to grow the business and could have an adverse impact on our financial condition.

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
Our systems at APUS, particularly those proprietary information systems and processes that we refer to as Partnership at a DistanceTM, or PAD, have been predominantly developed in-house, with limited support from outside vendors. To the extent that we have utilized third-party vendors to provide certain software products for our systems, we have generally needed to integrate those products into, and ensure that they function with, PAD. We continuously work on upgrades to PAD, and our employees devote substantial time to its development and to the successful integration of third-party products into PAD. To the extent that we face system disruptions or malfunctions with PAD, we may not have the capacity to address such disruptions or malfunctions with our internal resources, and we may not be able to identify outside contractors with expertise relevant to our custom system.
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
Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of student and consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to us and the operations of our institutions, for example, restricting use of consumer data for marketing or advertising, and may lead to increases in the cost of compliance. For example, our institutions may be subject to the GDPR, which contains a number of requirements that may apply when they collect or otherwise handle personal information about individuals in the EU. Its applicability to us could result in substantial compliance costs. As the GDPR has not yet come into effect, enforcement priorities and interpretation of certain provisions remain unclear. However, non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation. Claims of failure to comply with our institutions’ privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our institutions’ reputation and could have an adverse effect on our financial condition.
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
Our quarterly results fluctuate and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our institutions’ enrollments and associated expenses. Student population at our institutions varies as a result of new enrollments, graduations, student attrition, increased military operations and deployments, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns at our institutions and related fluctuations in expenses. These fluctuations may result in volatility in our results of operations, have an adverse effect on the market price of our common stock, or both.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
American Public Education, Inc., or APEI, and American Public University System, Inc., or APUS, together operate administrative facilities in Charles Town, West Virginia, Manassas, Virginia, and Baltimore, Maryland, which are within an approximate one-hour drive of one another and are located within the Baltimore-Washington metropolitan area. The corporate headquarters and administrative offices are located in Charles Town and consist of 11 owned facilities totaling approximately 233,000 square feet. Also in Charles Town, APUS owns two and a half acres of land earmarked for future development. APUS’s student services, graduation, and marketing operations are located in 25,000 square feet of leased space in Manassas under a lease that expires in 2023. APEI’s administrative offices also include approximately 3,000 square feet of leased space in Baltimore, Maryland under a lease that expires in 2022.

Hondros College of Nursing, or HCN, operates five Ohio campuses in the suburban areas of Cincinnati (West Chester), Cleveland (Independence), Columbus (Westerville), Dayton (Fairborn) and Toledo (Maumee). These campuses include a total of eight leased facilities with approximately 116,000 square feet combined. The facilities are primarily used for instructional activities. The main campus in Westerville also houses HCN’s corporate offices and additional administrative services. Lease terms and extension options vary by facility, with expiration dates ranging from 2023 to 2029.

We believe our existing facilities are in good operating condition and are adequate and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS
On August 3, 2017, we received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. We continue to cooperate with the Attorney General’s office and cannot predict the eventual scope, duration or outcome of the investigation at this time, including whether any potential loss, or range of potential losses, is probable or reasonably estimable. Furthermore, we cannot predict what affect, if any, the investigative demand will have on our financial position or results of operations.

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

Year Ended December 31, 2016	Low	High
First Quarter	$13.80	$22.50
Second Quarter	$19.25	$28.64
Third Quarter	$18.53	$30.79
Fourth Quarter	$14.75	$27.20
Year Ended December 31, 2017
First Quarter	$19.35	$26.20
Second Quarter	$20.65	$26.30
Third Quarter	$17.40	$24.10
Fourth Quarter	$19.30	$27.40
Holders
As of February 23, 2018, there were approximately 510 holders of record of our common stock.
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
Performance Graph
The graph below compares the five-year cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of seven companies that includes: Adtalem Global Education Inc. (which changed its name from DeVry Education Group, Inc. in May 2017); Bridgepoint Education, Inc.; Capella Education Company; Career Education Corporation; Grand Canyon Education, Inc.; National American University Holdings, Inc.; and Strayer Education, Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2012 and tracks the value of those investments, respectively, through December 31, 2017.

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed incorporated by reference into any prior or future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
APEI	100.00	100.44	85.19	43.00	56.72	69.35
S&P 500	100.00	153.58	174.60	177.01	198.18	208.14
NASDAQ Composite	100.00	165.47	188.69	200.32	216.54	242.29
Peer Group	100.00	103.87	123.92	83.42	123.55	235.91
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
In 2015, we repurchased 1,322,846 shares under our repurchase programs for an aggregate amount of $33.5 million. No shares were acquired under our repurchase programs during the years ended December 31, 2016 and 2017.As of December 31, 2017, $148,008 remained authorized for repurchase.

The following table presents information on our share repurchases. For additional information regarding our share repurchases please refer to “Note 11. Stockholders’ Equity - Repurchase.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
October 1, 2017 - October 31, 2017	—	$—	—	780,725	148,008
November 1, 2017 - November 30, 2017	—	$—	—	780,725	148,008
December 1, 2017 - December 31, 2017	—	$—	—	780,725	148,008
Total	—	$—	—	780,725	$148,008

(1)
On December 9, 2011, our Board of Directors approved a stock repurchase program for our common stock, under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate us to repurchase any shares, may be suspended or discontinued at any time, and is funded using our available cash.

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

(3)
During the year-ended December 31, 2017, the Company was deemed to have repurchased 68,065 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by our Board of Directors as described in footnotes 1 and 2 of this table.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes, included elsewhere in this Annual Report. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2017, and the selected Consolidated Balance Sheet data as of December 31, 2016 and 2017 have been derived from our audited Consolidated Financial Statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2013 and 2014, and selected Consolidated Balance Sheet data as of December 31, 2013, 2014, and 2015, have been derived from our audited Consolidated Financial Statements not included in this Annual Report. Hondros College of Nursing, or HCN, was acquired on November 1, 2013; therefore, the consolidated results for the year ended December 31, 2013 includes two months of operations for HCN. Historical results are not necessarily indicative of the results of operations that should be expected in future periods. Certain prior year amounts have been reclassified for comparative purposes to conform with the 2017 presentation.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands, except per share and net registration data)
Statement of Operations Data:
Revenue	$329,479	$350,020	$327,910	$313,139	$299,248
Costs and expenses:
Instructional costs and services	112,784	123,765	118,848	117,013	116,161
Selling and promotional	65,687	69,229	62,397	59,095	58,335
General and administrative	70,063	74,958	73,047	68,666	69,024
Loss on disposals of long-lived assets	—	115	817	5,970	2,093
Impairment of goodwill	—	—	—	4,735	—
Depreciation and amortization	13,508	16,121	20,520	19,384	18,776
Total costs and expenses	262,042	284,188	275,629	274,863	264,389
Income from operations before interest income and income taxes	67,437	65,832	52,281	38,276	34,859
Interest income, net	309	361	115	116	185
Income from operations before income taxes	67,746	66,193	52,396	38,392	35,044
Income tax expense	25,645	25,150	20,072	14,940	11,493
Investment income (loss)	(67)	(166)	90	703	(2,430)
Net income	$42,034	$40,877	$32,414	$24,155	$21,121
Net income per common share:
Basic	$2.38	$2.36	$1.94	$1.50	$1.30
Diluted	$2.35	$2.33	$1.93	$1.49	$1.29
Weighted average number of shares outstanding:
Basic	17,656	17,357	16,676	16,068	16,236
Diluted	17,921	17,543	16,798	16,214	16,380
Other Data:
Net cash provided by operating activities	$59,414	$61,030	$57,012	$56,014	$47,938
Capital expenditures	$20,649	$24,596	$26,002	$13,826	$10,855
Stock-based compensation	$4,024	$5,369	$5,912	$5,211	$6,246
APUS net course registrations(1)	409,700	403,900	375,100	345,400	325,000
HCN student enrollment (2)	1,657	1,932	1,968	1,709	2,107

	As of December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,820	$115,634	$105,734	$146,351	$179,205
Working capital(3)	$58,895	$81,922	$73,598	$116,452	$147,782
Total assets	$267,474	$291,117	$292,713	$315,620	$339,038
Stockholders’ equity	$207,069	$234,218	$237,153	$264,670	$289,406

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Net income	$42,034	$40,877	$32,414	$24,155	$21,121
Interest (income), net	(309)	(361)	(115)	(116)	(185)
Income tax expense	25,645	25,150	20,072	14,940	11,493
Equity investment (income)/loss	67	166	(90)	(703)	2,430
Depreciation and amortization	13,508	16,121	20,520	19,384	18,776
EBITDA from operations	$80,945	$81,953	$72,801	$57,660	$53,635

(1)	APUS net course registrations represent the aggregate number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

(2)
HCN student enrollment represents the total number of students enrolled in a course after the date by which students may drop a course without financial penalty for the ending quarter in the annual period.

(3)	Working capital is calculated by subtracting total current liabilities from total current assets.

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
OVERVIEW
American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and on-campus postsecondary education to approximately 85,500 students through two subsidiary institutions. We provide online postsecondary education primarily directed at the needs of the military, military affiliated, and public safety communities through American Public University System, or APUS, a regionally accredited online university that includes American Military University, or AMU, and American Public University, or APU. We provide on-campus nursing education to students in Ohio through National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN. HCN operates five campuses in Ohio, as well as an online Registered Nurse to Bachelor of Science in Nursing program RN-to-BSN Program, to serve the needs of the nursing and healthcare communities. Additional information regarding our subsidiary institutions and their regulation is included in the “Business - Company Overview” and “Business - Regulatory Environment” sections of this Annual Report.
Our revenue is largely driven by the number of students enrolled at our institutions and the number of courses that they take. Our consolidated revenue for the year ended December 31, 2017 decreased to $299.2 million from $313.1 million for the year ended December 31, 2016. Our consolidated revenue for the year ended December 31, 2016 decreased to $313.1 million from $327.9 million for the year ended December 31, 2015. The revenue decrease that occurred in 2017 was due to a decrease in net course registrations at APUS partially offset by increased enrollment at HCN. The revenue decrease that occurred in 2016 was caused by decreases in net course registrations at APUS and decreases in enrollment at HCN.
Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Financial information regarding each of our reportable segments is reported in this Annual Report in the sections “Financial Statements and Supplementary Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Results by Reportable Segment Year Ended December 31, 2017 Compared to Year Ended December 31, 2016,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.”

Acquisition of HCN. We acquired HCN on November 1, 2013, and we continue to execute initiatives focused on growing HCN and improving its efficiency. These initiatives may result in increased operating expenses and capital investments, which may not result in higher revenue or net income. We received ED’s approval of our HCN change-in-ownership application on January 19, 2016, and HCN subsequently entered into a Provisional Program Participation Agreement, or PPPA, which requires HCN to comply with specific conditions while provisionally certified. In addition, as a result of the Secretary of Education’s decision to withdraw and terminate ED’s recognition of ACICS, on December 21, 2016, HCN and ED executed a revised PPPA and an addendum to the PPPA in which HCN agreed to comply with additional conditions and requirements. Prior to our acquisition of HCN, we had no experience with attracting and retaining students in educational programs offered primarily on physical campuses. With the opening of HCN’s fifth location in January 2017, we are now marketing in a new geographic market. Further information regarding HCN and the potential risks associated with it are further addressed in the “Business - Regulatory Environment” and “Risk Factors - Risks Related to Attracting and Retaining Students” sections of this Annual Report.
Changing Student Body. Although APUS’s focus has broadened, it continues to have a relationship with military and military-affiliated communities. As of December 31, 2017, approximately 54% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and as a result APUS is particularly reliant on the Department of Defense, or DoD’s, tuition assistance programs and DoD’s budget. Since 2006, when APUS began participating in ED’s Title IV financial aid programs, or Title IV programs, a significant portion of APUS’s growth has been attributable to students using funds from those programs and, as a result, APUS experienced a change in the composition of its student body, which has resulted, and may continue to result, in a need to provide a broader array of services to its students. The HCN acquisition further changed the composition of our student body, adding students who attend classes at physical campuses, as well as additional students using Title IV program funds. At APUS, active duty military students generally take fewer courses per year on average than non-military students.
The change in the composition of APUS’s student body has also made it more difficult for us to make long-range student enrollment forecasts. For example, we have noticed a decrease in the predictability of the rate at which our institutions convert prospective students into enrolled students, which we attribute, in part, to increased competition, changes in our marketing approach, changes in our admissions processes at APUS, the 2015 tuition increase at APUS, and the new curriculum at HCN, among other factors. We believe that in order to continue to retain and attract qualified students our institutions need to continuously update and expand the content of their existing programs and develop new programs, which may require obtaining appropriate federal, state, and accrediting approvals, incurring marketing expenses, making investments in management and capital expenditures, and reallocating other resources. If we are unable to manage changes in the composition of our institutions’ student bodies, attract and retain qualified students, and control the growth of related expenditures, we may experience operating inefficiencies that could increase our costs and adversely affect our results of operations and financial condition. For more information about the risks related to these challenges please see “Risk Factors - Risks Related to Attracting and Retaining Students.”

Increased Costs and Expenses; Our Initiatives. Our costs and expenses have increased over time due in part to the addition of HCN’s physical campuses in November 2013 and January 2017, a changing student body, an increase in expenditures for financial aid processing, and capital expenditures on administrative facilities and for technology required to support students at APUS. Although bad debt expense as a percentage of revenue decreased during the years ended December 31, 2016 and 2017, it could increase in future periods.

Our revenue may continue to decline and our costs and expenses may increase as our institutions adjust to changes in their student composition, undertake initiatives to improve the learning experience, and attract students who are more likely to persist in their programs. Additional initiatives that may increase costs and expenses or adversely affect our revenues may include the following:

•	further changes to admissions standards and requirements;

•	altering the admissions process and procedures;

•	implementing more stringent satisfactory academic progress standards;

•	changing tuition costs and payment options;

•	changing fund disbursement methods;

•	implementing alternative learning delivery methods; and

•	altering our institutions’ marketing programs to target the appropriate prospective students.

Information technology systems are an essential part of the APUS student experience and our business operations, and we believe we will need to continue, and potentially increase, our investment of capital, time and resources, in technology operations and enhancements to support our systems and mission, and evaluate when it is appropriate to make significant changes, modifications or upgrades. For example, we believe we will need to continue to make investments in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, and to update older systems and to enhance functionality.

These types of changes are not without risk to our operations and financial results. We continually evaluate our Partnership At a DistanceTM, or PAD system for possible changes and upgrades, and such changes and upgrades may result in us incurring significant costs that could affect our financial results in the near term. Our investments in information technology systems may result in an increased level of spending, not all of which can be capitalized, and may cost more than expected or fail to be successful. Furthermore, as a result of unsuccessful development efforts, or a result of replacing outdated technology, software or other technology related assets, we may have assets that become impaired. For example, for the year ended December 31, 2016, APUS disposed of approximately $5.1 million in long-lived assets, primarily consisting of a loss that resulted from the abandonment of development of a new student course registration system because it was no longer probable that development would be completed and the software placed in service.
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

HLC is currently reviewing APUS’s application and as part of the review process conducted an on-site visit to APUS in early May 2017. On June 26, 2017, HLC notified APUS that HLC has delayed completing and issuing a report of its on-site visit because HLC staff believes that HLC’s Criteria for Accreditation and related policies do not provide an explicit frame of reference for how the Criteria for Accreditation should be applied to a shared-services model between an accredited institution and a related entity. On July 7, 2017, HLC notified APUS that at its June 29, 2017 meeting the HLC Board of Trustees authorized the commencement of a process to develop a framework for applying the Criteria of Accreditation to such shared-services models through HLC’s Change of Control, Structure or Organization process. HLC indicated that members of the HLC Board of Trustees and HLC staff would present a proposed framework to the full HLC Board of Trustees for its consideration at its November 2017 meeting. HLC indicated that APUS will have an opportunity to update its application after a framework is approved, and HLC staff will issue its report after reviewing any such updates. In November 2017, HLC notified APUS that the HLC Board of Trustees had adopted new guidelines for review of shared services arrangements, which were effective immediately, and invited APUS to submit updates to the application to reflect the new guidelines. In December 2017, APUS requested that HLC staff continue to suspend temporarily its review of the change in structure application and schedule consideration of the application for the June 2018 HLC Board of Trustees meeting, contingent upon timely prior submission of updates to the application. HLC had planned to visit APUS in February 2017 as part of a standard comprehensive evaluation. However, as a result of the change-of-structure application process, HLC postponed that comprehensive evaluation until the third quarter of 2018.

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

Effective October 15, 2017, Dr. Powell retired from her role as President of APUS. Dr. Boston was appointed Interim President of APUS until a permanent replacement is appointed. We incurred approximately $1.3 million in costs related to the retirement of Dr. Powell in the year ending December 31, 2017.

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

Staffing Realignment. APUS is in the process of adopting new general education requirements and anticipates the implementation of the new requirements in the first quarter of 2018. These new requirements will change the courses that are required of all students. APUS incurred approximately $250,000 in costs related to the implementation of the new general education requirements in the fourth quarter of 2017, and expects to incur an additional $400,000 in the first quarter of 2018 related to faculty realignment. While we believe the changes in the general education requirements are beneficial for our students and will result in a better and more positive educational experience, we cannot predict what effect, if any, these new requirements will have on the total number of registrations, student persistence, or our financial position or results of operations.

We regularly evaluate and review our costs and expenses. As part of that effort, in the first quarter of 2018 we initiated a voluntary reduction in force for employees with more than eight years of service with us. Due in part to the program’s voluntary nature and the fact that the program remains underway, the effects of the program are unknown and cannot reasonably be estimated at this time. We expect to record any expense associated with this program in the first quarter of 2018. There is no certainty that the voluntary early retirement program, or any other expense reduction initiative, will have the intended benefits of reducing costs and expenses over the long-term, or whether there will be adverse impacts, including because of the loss of valuable employees.

Admissions Process. In April 2017, APUS continued to strengthen its verification process by implementing new procedures for prospective non-military students, an effort that originated in April 2015 with the implementation of a requirement for prospective students to complete a free, noncredit admissions assessment. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. For example, in July 2017 APUS implemented a process requiring enhanced verification of prospective non-military students’ prior transcripts. These initiatives require significant time, energy and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition. Even if these initiatives successfully lead to the identification and enrollment of students who are likely to succeed and improving student experience, they could result in adverse impacts on APUS enrollments.
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

To support APUS’s active duty military and certain military-affiliated students, APUS currently provides a tuition grant that keeps the cost of tuition for these students at its previous level. As a result, undergraduate course tuition continues to be $250 per credit hour, and graduate course tuition will continue to be $325 per credit hour for U.S. Military active-duty service members, National Guard reservists, military spouses and dependents, and veterans. APUS estimates that the tuition grant applied to approximately 75% of its total net course registrations in 2016 and 2017. The July 2015 tuition increase was APUS’s first undergraduate tuition increase since 2000, and the first graduate tuition increase in four years. According to ED’s College Affordability and Transparency Center, for 2015-2016, the most recent data available, APUS was listed as the institution with the twenty-first lowest tuition and the fourteenth lowest net price that is 47% less than the national average for private for-profit, four year or above institutions.

In March 2016, APUS eliminated its transfer credit evaluation fee. For the year ended December 31, 2015, APUS recorded approximately $0.4 million in revenue related to the transfer credit evaluation fee.

In July 2017, APUS began accepting applications for two applied doctoral programs in Strategic Intelligence and Global Security. The first cohorts began in January 2018. The programs meet the need for higher-level education and research combined with professional practice in these fields. The doctoral degrees tuition and residency costs range from $5,005 to $6,675 per term and include a book grant for course materials. We incurred start-up costs of approximately $0.7 million and capital expenditures of approximately $0.5 million related to these programs in 2017. We cannot predict whether APUS’s new programs will be successful or how they will impact our results of operations, cash flows, or financial condition.

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

Bad Debt Expense. Bad debt expense as a percentage of revenue has decreased for each of the past three fiscal years, but we experienced increases in our APEI Segment’s bad debt expense in certain prior years. We have observed that some students enroll or attempt to enroll at APUS solely to obtain funds from Title IV programs, and some students who might not otherwise pursue a degree or certificate are attracted to enroll in APUS’s programs because of the availability of such funds. We believe these students may be more likely than other students to cease pursuing a degree or certificate due to several factors, such as becoming employed, or not having the level of commitment necessary to successfully complete the required coursework. As described more fully above in “Risk Factors - Risks Related to Our Business,” we have also been the target of fraudulent activities by outside parties with respect to student enrollment and Title IV programs, and we may be susceptible to an increased risk of such activities. We believe the factors discussed in this paragraph were the primary drivers of the increased bad debt expense in prior years. We are not able to estimate the number of students who fall into these enrollment categories, and our ability to estimate the impact on our enrollments over time is limited, as is our ability to estimate any additional impact that this could have on our exposure to bad debt or the number of our students who default on their Title IV program loans. We believe that our initiatives discussed in this Annual Report, including both our admissions process and the change in the disbursement method of Title IV aid from a single disbursement method to a multiple disbursement method for first-time undergraduate students at APUS, have contributed to the stabilization of our APEI Segment’s bad debt expense.

Impact of Government Budgetary Pressures. On August 2, 2011, Congress passed the Budget Control Act of 2011 which put into place a series of automatic federal budget cuts, known as sequestration. The budget cuts, or sequestration, impacted certain federal student aid programs in fiscal year 2013. While the Pell Grant program was specifically exempted from the effects of sequestration in fiscal year 2013 and the Consolidated Appropriations Act increased the maximum award to $5,920 in the 2017-2018 award, the Pell Grant program could be subject to cuts or changes in the future. While sequestration does not otherwise change the amount or terms or conditions of Direct Loan Program loans, including Stafford Loans and PLUS Loans, it raised the loan fee paid by borrowers for Direct Loan Program loans disbursed after March 1, 2013. Cuts to ED’s administrative budget could lead to delays in student eligibility determinations and delays in origination and processing of federal student loans.
After sequestration took effect, the Army, Air Force, Coast Guard, and Marine Corps announced the suspension of their tuition assistance programs. Congress subsequently approved legislation requiring the DoD to restore its tuition assistance programs, and each branch of the military restored its tuition assistance program. The DoD tuition assistance programs were again temporarily suspended during the October 2013 U.S. government partial shutdown. As a result of continued uncertainty about the availability of funding, several of the military branches announced changes to their tuition assistance programs that took effect in federal fiscal year 2014. For example, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance and has reduced the total benefit per service member per year from $4,500 to $4,000, the Coast Guard has also reduced total per service member annual benefits, and the Marine Corps now requires Marines to have 24 months on active duty prior to being eligible to apply for tuition assistance. Additional changes to the DoD tuition assistance programs could occur due to Congressional action or DoD policy and funding changes.
Funding for the federal government, including the DoD, lapsed on January 20, 2018, and the federal government partially shut down for a few days. On January 22, 2017, Congress enacted a continuing resolution to extend funding for the federal government, including the DoD, through February 8, 2018. Funding for the federal government lapsed again on February 9, 2018, resulting in a government shutdown that lasted for several hours. Later on February 9, 2018, Congress enacted a continuing resolution to extend funding for the federal government through March 23, 2018; however, if funding is not extended beyond that date a government shutdown could occur resulting in a suspension of DoD tuition assistance programs. A government shutdown or suspension of DoD tuition assistance programs could have a material adverse effect on our operations and financial condition.
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

ED Program Review and 2016 APUS Compliance Audit. In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. As part of the program review, ED conducted a site visit from September 12 to September 14, 2016. The program review remains open and ongoing. APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. In the 2016 Title IV compliance audit Final Audit Determination letter dated January 29, 2018, ED conveyed its finding that funds had not been returned timely. Under ED regulations, if the institution’s annual Title IV compliance audit for either of its two most recently completed fiscal years finds that Title IV funds were not returned timely for 5% or more of students sampled in the audit, the institution generally must submit an irrevocable letter of credit. ED also noted that a similar finding had been made in an open program review with respect to which APUS has not yet received a program review report. In connection with the finding, ED indicated that APUS must post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016, which results in a requirement for a letter of credit of approximately $700,000. On February15, 2018, APUS requested that ED reconsider its finding that APUS had made untimely returns. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether it will impose any liability or other limitations on APUS as a result of the review.

Massachusetts CID. On August 3, 2017, we received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. We continue to cooperate with the Attorney General’s office and cannot predict the eventual scope, duration or outcome of the investigation at this time, including whether any potential loss, or range of potential losses, is probable or reasonably estimable. Furthermore, we cannot predict what affect, if any, the investigative demand will have on our financial position or results of operations.

ABHES Accreditation. HCN has an in-process application for accreditation by ABHES, an accrediting agency that is recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting. If HCN does not obtain accreditation from ABHES, or if ACICS does not receive new initial recognition from ED, by June 12, 2018, HCN will lose its ability to participate in the Title IV programs. The ineligibility of HCN to participate in Title IV programs would have a material adverse effect on HCN’s enrollments and on our revenue, results of operations, and financial condition.

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
Net course registrations and enrollment. For financial reporting and analysis purposes, APUS measures its student population in terms of aggregate course enrollments, or net course registrations. Course enrollments, or net course registrations, which include one-credit lab courses combined with their related three-credit courses, represent the aggregate number of courses in which students remain enrolled after the date by which they may drop the course without financial penalty. HCN measures its student population in terms of student enrollments. Student enrollment represents the number of students enrolled in one or more courses after the date by which they may drop the course without financial penalty.
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
The average number of courses per term at APUS varies by payor type. For example, ED’s Title IV programs require participating students to take more courses per term than students participating in DoD tuition assistance programs. As a result, should the number of APUS’s students who utilize ED’s Title IV programs decrease (or the number of students using DoD tuition assistance programs increase), we anticipate that it may cause the average number of courses per student per term to decrease.
You should not rely on the results of any prior periods as an indication of future net course registrations at APUS, student enrollments at HCN, or consolidated revenue. The composition of our students, changing market demands and competition, make forecasting very difficult, and we are unable to determine if we will return to growth or what level of growth we will achieve, if any. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins.
Tuition rate. Providing affordable certificate, and degree programs is an important element of our strategy for growth. We estimate that APUS’s tuition is lower than the average in-state rates at public universities. The July 2015 tuition increase was APUS’s first undergraduate tuition increase since 2000, and its first graduate tuition increase in four years. HCN’s tuition and fees are generally designed to be affordable and competitive when compared to the costs of other nursing programs.
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
Other fees. In addition to tuition, APUS charges a per course technology fee. APUS may alter this fee in the future. APUS students are also charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees, when applicable. APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs and other programs, as applicable. For the years ended December 31, 2016 and 2017, technology fee revenue net of technology fee grants was approximately $8.0 million, or 2.6% of revenue, and $7.4 million, or 2.4% of revenue, respectively. In March 2016, APUS eliminated the transfer credit evaluation fee charged to students looking to transfer credits from other institutions. Additionally, APUS receives purchase commissions for graduate student book purchases and ancillary supply purchases that students make directly from our preferred book vendor. HCN students are charged fees for various items such as application, testing, books and supplies, lab, technology and graduation.
Costs and Expenses
We categorize our costs and expenses in the following categories: instructional costs and services, selling and promotional, general and administrative, loss on disposals of long-lived assets, impairment of goodwill, and depreciation and amortization.
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
At APUS, instructional costs and services includes expenses related to course materials, learning resources, the library, the undergraduate book grant program and instructional pay for part-time faculty that is primarily dependent on the number of students taught. At HCN, instructional costs and services also includes operating expenses directly associated with HCN’s campus operations, including rent.

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
Loss on disposals of long-lived assets. Loss on disposals of long-lived assets is the difference between the long-lived assets’ residual value and their book value at the time of the assets’ disposition or abandonment and also includes losses on assets previously held for sale. Loss on assets held for sale is the difference between the assets’ estimated fair value less estimated costs to sell and the assets’ book value at the time the assets are no longer used for operations and classified as held for sale in accordance with the held-for-sale criteria.
Impairment of goodwill. Impairment of goodwill recognizes the difference between the carrying value of goodwill and the fair value of goodwill.
Depreciation and amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software, and program development on a straight-line basis over the estimated useful lives of the assets. In addition, we incur amortization expense for the amortization of identified intangible assets with a definite life resulting from our acquisition of HCN.
Interest Income, Net
Interest income, net consists primarily of interest income earned on cash and cash equivalents, net of any interest expense.
Equity Investment Income and Loss
Equity investment income and loss consists primarily of our proportional share of after-tax earnings or losses attributable to our equity investments as well as the loss from of any other-than-temporary impairment charges, which represents the difference between the carrying value of and fair value of the investment.
Critical Accounting Policies and Use of Estimates
The discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, investments, valuation of long-lived assets, contingencies, income taxes, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our Consolidated Financial Statements.
A summary of our critical accounting policies follows:
Revenue recognition. We record all tuition as deferred revenue when a student begins an online course, in the case of APUS, or starts a term, in the case of HCN. At the beginning of each course or term, revenue is recognized on a pro rata basis over the period of the course or term, which is, for APUS, either an eight- or sixteen-week period and, for HCN, a quarterly term. This results in deferred revenue on our Consolidated Balance Sheets that includes future revenue that has not yet been earned for courses and terms that are in progress. The revenue recognition policies of each of our reportable segments are discussed below.
American Public University System.

APUS’s tuition revenue varies from period to period based on the number of net course registrations and the volume of undergraduate versus graduate registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program which remits payments directly to APUS. If a payment option is confirmed, the student is allowed to start the course. These other payment options can delay the receipt of payment up until the course starts or longer, resulting in the recording of an account receivable at the beginning of each session. Tuition revenue for sessions in progress that has not been earned by APUS is presented as deferred revenue in the accompanying Consolidated Balance Sheets.
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

Other revenue includes a technology fee charged per course and for periods prior to April 2016 a transfer credit evaluation fee. APUS provides a grant to cover the technology fee for students using DoD tuition assistance programs. Prior to April 2015, APUS provided a grant to cover the technology fee for students using education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. After April 1, 2015, the technology fee grant was no longer provided to students using VA education benefits. APUS eliminated the transfer credit evaluation fee in March 2016. The transfer credit evaluation fee was for securing official transcripts on behalf of the student and evaluating the transcripts for transfer credit.
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
Hondros College of Nursing.

HCN’s tuition revenue varies from period to period based on the number of students enrolled and the programs they are enrolled in. Students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer. These other payment options include payments by sponsors, financial aid, alternative loans, or payment plan options. If a payment option is confirmed, the student is allowed to start the term. Generally, financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the first week of the term. Tuition revenue for the term in progress that has not yet been earned by HCN is presented as deferred revenue in the accompanying Consolidated Balance Sheets.

HCN’s refund policy complies with the rules of the Ohio State Board of Career Colleges and Schools and is applicable to each term. For a course with an on-campus or other in-person component, the date of withdrawal is determined by a student’s last attended day of clinical offering, laboratory session, or lecture. For an online course, the date of withdrawal is determined by a student's last submitted assignment in the course. HCN uses the following refund policy:

Withdrawal Date	Tuition Refund Percentage
Before first full calendar week of the quarter	100%
During first full calendar week of the quarter	75%
During second full calendar week of the quarter	50%
During third full calendar week of the quarter	25%
During fourth full week of the quarter	No Refund

Students affiliated with certain organizations may have an alternate refund policy.

HCN recognizes revenue on a pro rata basis over the quarterly term. If a student withdrawals during the term, HCN calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.

Other revenue includes application fees and fees for testing, books and supplies, lab, technology, and graduation.

Cash and cash equivalents. The Company considers all short-term highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits with financial institutions, money market funds invested in securities backed by the U.S. government and U.S. Treasury bills. Cash and cash equivalents are Level 1 assets in the fair value reporting hierarchy.
Accounts receivable. Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments at any time or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or tuition assistance programs that remit payments directly to the subsidiary. When a student remits payment after a course or term has begun, accounts receivable is reduced. If payment is made prior to the start of a course or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when courses start, in the case of APUS, or allowed to start the term, in the case of HCN. If a payment option is confirmed, the student is allowed to start the course or term. Generally, if no receipt is confirmed or payment option secured, the student will be dropped from the online course or not allowed to start the term. Therefore, billed amounts represent charges that have been prepared and sent to students or the applicable third-party payor according to the terms agreed upon in advance.
DoD tuition assistance programs are billed by branch of service on a course-by-course basis when a student starts a course, whereas Title IV programs are billed based on the courses included in a student’s term. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days.
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
Property and equipment. All property and equipment are carried at cost less accumulated depreciation and amortization, except the acquired assets of HCN, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. For tax purposes, different methods are used. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.

Our PAD system is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with the system have been capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 350-40, or FASB ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. We also capitalize certain costs for academic program development. These costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.
Fair Value of Financial Instruments. Cash equivalents are measured and recorded at fair value. We also measure certain financial assets at fair value for disclosure purposes, as well as on a nonrecurring basis when they are deemed to be other-than-temporary impairments. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset. Assets recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities;
Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly; or
Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Our cash and cash equivalents, accounts receivable, accounts payable are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy.

Investments. We account for our investments in less-than-majority owned companies in accordance with FASB ASC 323, Investments - Equity Method and Joint Ventures. We apply the equity method to investments when we have the ability to exercise significant influence, but do not control their operating and financial policies. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by our share of equity in income or losses after the date of acquisition. Our pro-rata share of the operating results of the investee is reported in our Consolidated Statements of Income as “Equity investment income / (loss).” We apply the cost method to investments when we do not have the ability to exercise significant influence over the operating and financial policies of the investment. Under the cost method, the investment is initially recorded at cost. Income is recognized when dividends are received from the investment.

We periodically evaluate the recoverability of both equity and cost method investments for indicators of other-than-temporary impairments. Factors we consider when evaluating for other-than-temporary impairments include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, we measure fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that we will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity earnings, and the equity investment balance is reduced to its fair value accordingly. Certain annual assessments may be performed by an independent valuation firm. The 2017 annual assessments concluded that the fair value was less than the carrying value and a $2.7 million other-than-temporary impairment existed for certain minority investments.

Determining the fair value of our investments is judgmental in nature and requires the use of significant estimates and assumptions from management, including revenue growth rates, operating margins, and future economic market conditions, among others. Additionally, the valuation firm’s analysis includes significant assumptions about discount rates and valuation multiples. Given the current competitive and regulatory environment, there can be no assurance that the estimates and assumptions made for purposes of our investment impairment testing will prove to be accurate predictions of the future. If our assumptions are not realized, we may record additional impairments in future periods. It is not possible at this time to determine if any such impairment charge would result or, if it does, whether such charge would be material.

Our investments are presented on a one-line basis as “Investments” in the accompanying Consolidated Balance Sheets. Additional information regarding our investments is located in “Note 6. Investments” in our Consolidated Financial Statements.

Income taxes. Deferred taxes are determined using the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. As these differences reverse, they will enter into the determination of future taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment of such changes. As a result of the Tax Cuts and Jobs Act of 2017 signed on December 22, 2017, we revalued our net deferred tax liability and recorded a $3.7 million reduction in income tax expense for the year ended December 31, 2017.
There were no material uncertain tax positions as of December 31, 2015, 2016 or 2017. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. We have not recorded any material interest or penalties during any of the years presented.
Stock-based compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires companies to expense share-based compensation based on fair value, and adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in January 2017. Stock-based payments may include: incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing. At the present time, we utilize restricted stock grants and have not issued any stock options since 2011.
Stock-based compensation expense related to restricted stock grants is recognized over the vesting period using the straight-line method for our employees and the graded-vesting method for members of the Board of Directors, and is measured using our stock price on the date of the grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions, which have been noted in “Note 11. Stockholders’ Equity” in our Consolidated Financial Statements. We make assumptions with respect to expected stock price volatility based on the average historical volatility of the stock prices of peers with similar attributes. In addition, we determine the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. We estimate forfeitures of stock-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from the original estimates. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718. Additional information regarding our stock-based compensation is located in “Note 11. Stockholders’ Equity” in our Consolidated Financial Statements.
Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. In accordance with ASC 350, Intangibles Goodwill and Other, we annually assess goodwill for impairment on or around October 31, or more frequently if events and circumstances indicate that goodwill might be impaired. In connection with our November 1, 2013 acquisition of HCN, we recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the new assets acquired and the fair value assigned to identified intangible assets. We also recorded $3.7 million of indefinite-lived tangible assets as part of the HCN acquisition. In August 2016, we completed an interim assessment of goodwill and determined that the fair value was less than the carrying value. As a result, we recorded a pretax, non-cash impairment charge of $4.7 million. In conjunction with our annual assessment performed in October 2017, we adopted ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The annual assessment was performed by an independent valuation firm and concluded that the fair value exceeded the carrying value; consequently, there was no impairment.

Determining the fair value of HCN is judgmental in nature and requires the use of significant estimates and assumptions from management, including revenue growth rates, operating margins, and future economic and market conditions, among others. Additionally, the valuation firm’s analysis includes significant assumptions about discount rates and valuation multiples. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCN’s business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions are not realized, we may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Indefinite-lived intangible assets are tested at least annually for impairment by comparing the fair value to the carrying value. APEI utilizes the services of a third-party valuation firm to estimate fair value. In completing their analysis, the valuation firm completes a discounted cash flow analysis as well as other valuation methods. The discounted cash flow analysis includes significant estimates and assumptions from management including revenue growth rates, operating margins and future economic and market conditions, among others. Additionally, the valuation firm’s analysis includes significant assumptions with respect to discount rates and assumed royalty rates. If the fair value is less than the carrying value, the asset is reduced to fair value. The 2017 annual testing concluded that the indefinite-lived assets were not impaired.

For additional details regarding goodwill and indefinite-lived intangible assets refer to “Note 7. Goodwill and Intangible Assets” in our Consolidated Financial Statements.

Valuation of long-lived assets. We account for the valuation of long-lived assets under ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.
Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates, or ASUs. See “Note 2 Significant Accounting Policies” in our Consolidated Financial Statements for information relating to our discussion of the effects of recent accounting pronouncements.
Results of Operations
The following table sets forth statements of operations data as a percentage of revenue for each of the years ended:

	2015	2016	2017
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	36.2%	37.4%	38.8%
Selling and promotional	19.0%	18.9%	19.5%
General and administrative	22.3%	21.9%	23.1%
Loss on disposals of long-lived assets	0.2%	1.9%	0.7%
Impairment of goodwill	—%	1.5%	—%
Depreciation and amortization	6.3%	6.2%	6.3%
Total costs and expenses	84.0%	87.8%	88.4%
Income from operations before interest income and income taxes	16.0%	12.2%	11.6%
Interest income, net	—%	0.1%	—%
Income from operations before income taxes	16.0%	12.3%	11.6%
Income tax expense	6.1%	4.8%	3.8%
Equity investment income/(loss)	—%	0.2%	(0.8)%
Net income	9.9%	7.7%	7.0%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue
Our consolidated revenue for the year ended December 31, 2017 was $299.2 million, a decrease of $13.9 million or 4.4%, compared to $313.1 million for the year ended December 31, 2016.
The decrease in revenue was a result of a decrease in net course registrations at APUS, partially offset by an increase in student enrollments at HCN. APUS net course registrations, which include one-credit lab courses combined with their related three-credit course, decreased to approximately 325,000 in the year ended December 31, 2017 from approximately 345,000 in the year ended December 31, 2016, a decrease of approximately 5.8%. We believe that the decrease in APUS’s net course registrations for the year ended December 31, 2017 was primarily attributable to challenges associated with competition for students and challenges in the military market, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student course registrations resulting in decreased returning student net course registrations. We believe that HCN’s student enrollment increase is attributable to the opening of the Toledo campus in January 2017 and an increase in demand for programs offered by HCN.

Costs and Expenses

Costs and expenses were $264.4 million for the year ended December 31, 2017, a decrease of $10.5 million, or 3.8%, compared to $274.9 million for the year ended December 31, 2016. This decrease was primarily the result of decreased costs and expenses for: goodwill impairment, loss on disposals of long-lived assets, bad debt expense and course curriculum; offset by increased costs and expenses for the retirement of the former APUS President and classroom subscription services.
Costs and expenses as a percentage of revenue increased to 88.4% in the year ended December 31, 2017 from 87.8% in the year ended December 31, 2016. Our income before interest and income taxes, or our operating margin, decreased to 11.6% from 12.2% over that same period. Our costs and expenses as a percentage of revenue increased due to: increased instructional costs and services as a percentage of revenue; increased selling and promotional as a percentage of revenue, and increased general and administrative as a percentage of revenue.
Instructional costs and services. Instructional costs and services expenses for the year ended December 31, 2017 were $116.2 million, a decrease of approximately $0.8 million, or 0.7%, compared to $117.0 million for the year ended December 31, 2016. Instructional costs and services expenses as a percentage of revenue were 38.8% for the year ended December 31, 2017, compared to 37.4% for the year ended December 31, 2016. The decrease in instructional costs and services expenses is primarily the result of decreased employee compensation and course curriculum expenses in our APEI Segment, partially offset by increases in classroom subscription services expense in our APEI Segment and increases in employee compensation in our HCN Segment. Our instructional costs and services expenses as a percentage of revenue increased primarily due to our consolidated revenue decreasing at a rate greater than the decrease in instructional costs and services expenses.
Selling and promotional. Selling and promotional expenses for the year ended December 31, 2017 were $58.3 million, a decrease of $0.8 million, or 1.4%, compared to $59.1 million for the year ended December 31, 2016. This decrease was primarily due to decreases in advertising and promotional expenses and professional fees in our APEI Segment. Selling and promotional expenses as a percentage of revenue were 19.5% for the year ended December 31, 2017 compared to 18.9% for the year ended December 31, 2016. Selling and promotional expenses as a percentage of revenue increased year over year due to our consolidated revenue decreasing at a rate greater than the decrease in selling and promotional expenses.
General and administrative. General and administrative expenses for the year ended December 31, 2017 were $69.0 million, an increase of $0.3 million, or 0.4%, compared to $68.7 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily related to increases in employee compensation costs, including costs related to the retirement of the APUS President and increased professional fees in our APEI Segment, partially offset by decreases in bad debt expense and financial aid processing fees in our APEI Segment. General and administrative expenses as a percentage of revenue were 23.1% for the year ended December 31, 2017 compared to 21.9% for the year ended December 31, 2016. The increase in general and administrative expenses as a percentage of revenue was primarily due to the increase in general and administrative expenses during a period when consolidated revenue decreased.
Bad debt expense decreased to $4.7 million, or approximately 1.6% of revenue, in the year ended December 31, 2017, from $6.7 million, or approximately 2.1% of revenue, in the year ended December 31, 2016. We believe the decrease in bad debt expense was primarily due to changes in student mix, changes in admissions and verification, and changes in other processes, including the initiatives of our APEI Segment discussed in this Annual Report.
Loss on disposal of long-lived assets. The loss on disposal of long-lived assets was $2.1 million in the year ended December 31, 2017, compared to $6.0 million in the year ended December 31, 2016. The year ended December 31, 2016 includes a $4.0 million loss on abandoned development of a new student course registration system in our APEI segment.
Impairment of goodwill. The $4.7 million impairment of goodwill during the year ended December 31, 2016 resulted from the reduction of the carrying value of goodwill in our HCN segment. There was no goodwill impairment charge during the year ended December 31, 2017.
Depreciation and amortization. Depreciation and amortization expenses were $18.8 million for the year ended December 31, 2017, compared to $19.4 million for the year ended December 31, 2016, a decrease of $0.6 million or 3.1%. When compared to the prior year, the decrease in depreciation and amortization was due to lower capital expenditures and lower total investment in property and equipment net of depreciation.

Stock-based compensation. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses for the year ended December 31, 2017 were $6.2 million in the aggregate, representing an increase of $1.0 million, or 19.9%, compared to $5.2 million for the year ended December 31, 2016. The increase in stock-based compensation was primarily due to the accelerated stock-based compensation expense of awards to employees who reached retirement eligibility.
The table below reflects our stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2016 and 2017 (in thousands):

	Year Ended December 31,
	2016	2017
Instructional costs and services	$1,497	$1,310
Selling and promotional	672	789
General and administrative	3,042	4,147
Total stock-based compensation expense	$5,211	$6,246
 Income Tax Expense
We recognized tax expense from operations for the years ended December 31, 2016 and 2017 of $14.9 million and $11.5 million, respectively, or an effective tax rate of 38.2% and 35.2% in 2016 and 2017, respectively. The decrease in income tax expense and the effective tax rate was primarily a result of lower net income for the year ended December 31, 2017 compared to the year ended December 31, 2016, and a $3.7 million tax benefit related to the revaluation of our net deferred tax liabilities as a result of the Tax Cuts and Jobs Act of 2017, or Tax Act, partially offset by the impact of expiring stock options with an exercise price greater than the current stock price, and the treatment of the loss on minority investments for tax purposes.
The Tax Act was enacted on December 22, 2017 by the U.S. government. Among other provisions, the Tax Act reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. We recorded a tax benefit of $3.7 million related to the revaluation of the Company’s net deferred tax liabilities for the year ended December 31, 2017. We anticipate that our effective tax rate, prior to discrete tax benefits, may range from approximately 27% to 29%. While we are able to make reasonable estimates of the impact of the reduction in our effective tax rate, the final impact of the Tax Act may differ from these estimates.
Equity Investment Income/(Loss)
Equity investment loss was $2.4 million for the year ended December 31, 2017, compared to income of $0.7 million for the year ended December 31, 2016, a decrease of $3.1 million. The investment loss was due to other-than-temporary impairments totaling $2.7 million on certain minority investments during the year ended December 31, 2017. For additional information on our investments and other than temporary impairments please refer to “Note 6. Investments” in our Consolidated Financial Statements. Equity investment income recognized for the year ended December 31, 2016 was primarily due to our pro-rata share of earnings related to NWHW Holdings, Inc.’s favorable adjustment of its deferred tax valuation allowance. At December 31, 2016 and December 31, 2017 our total equity method investments were $14.6 million and $12.5 million, respectively.
Net Income
Net income was $21.1 million for the year ended December 31, 2017, compared to net income of $24.2 million for the year ended December 31, 2016, a decrease of $3.1 million, or 12.8%. This decrease was related to the factors discussed above.
Operating Results by Reportable Segment - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2017	$ Change	% Change
Revenue
American Public Education Segment	$283,941	$265,246	$(18,695)	(6.6)%
Hondros College of Nursing Segment	29,198	34,002	4,804	16.5%
Total Revenue	$313,139	$299,248	$(13,891)	(4.4)%
Income (loss) from operations before interest income and income taxes
American Public Education Segment	$41,916	$30,873	$(11,043)	(26.3)%
Hondros College of Nursing Segment	(3,640)	3,986	7,626	(209.5)%
Total income from operations before interest income and income taxes	$38,276	$34,859	$(3,417)	(8.9)%

APEI Segment

For the year ended December 31, 2017, our APEI Segment earned approximately $265.2 million in revenue, an $18.7 million, or 6.6%, decrease as compared to the year ended December 31, 2016, which is primarily attributable to lower net course registrations. Net course registrations at APUS decreased 5.8% to approximately 325,000 for the year ended December 31, 2017 compared to the same period in 2016. We believe the decrease in APUS’s net course registrations was primarily attributable to challenges associated with competition for students and challenges in the military market, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student net course registrations resulting in decreased returning student net course registrations. Income from operations before interest income and income taxes was approximately $30.9 million for the year ended December 31, 2017, a decrease of $11.0 million, or 26.3%, compared to the year ended December 31, 2016 as a result of the decrease in revenue resulting from lower net course registrations and increases in costs and expenses partially offset by a reduction in losses on disposals of long-lived assets. For information regarding the APEI Segment’s net course registrations please refer to “Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 - Revenue” above.

HCN Segment

For the year ended December 31, 2017, the HCN Segment earned approximately $34.0 million in revenue, a $4.8 million, or 16.5% increase as compared to the year ended December 31, 2016, which is due to the opening of the Toledo campus and increased demand for HCN programs. HCN student enrollment increased 23.3% to approximately 2,100 for the year-ended December 31, 2017. Income from operations before interest income and income taxes was approximately $4.0 million for the year ended December 31, 2017, compared to a loss of $3.6 million from operations before interest income and income taxes for the year ended December 31, 2016 as a result of an increase in revenue from higher enrollments during the year ended December 31, 2017, and a $4.7 million impairment of goodwill during the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue
Our consolidated revenue for the year ended December 31, 2016 was $313.1 million, a decrease of $14.8 million or 4.5%, compared to $327.9 million for the year ended December 31, 2015.
The decrease in revenue was a result of a decrease in net course registrations in our APEI Segment and a decrease in enrollments at HCN. APEI Segment net course registrations, which include one-credit lab courses combined with their related three-credit course, decreased to approximately 345,000 in the year ended December 31, 2016 from approximately 375,000 in the year ended December 31, 2015, a decrease of approximately 8.0%. We believe that the decrease in the APEI Segment’s net course registrations for the year ended December 31, 2016, is attributable, in part, to increased competition, changes in our marketing approach, our admissions assessment at APUS, and our July 2015 tuition increase at APUS, among other factors. We believe that HCN’s student enrollment decrease is attributable, in part, to HCN’s January 2016 implementation of curriculum changes that caused recruiting challenges, which we believe resulted in certain students choosing not to pursue their studies at HCN.

Costs and Expenses
Costs and expenses were $274.9 million for the year ended December 31, 2016, a decrease of $0.8 million, or 0.3%, compared to $275.6 million for the year ended December 31, 2015. This decrease was primarily the result of decreased costs and expenses for: general and administrative, sales and promotional, instructional costs and services, and depreciation and amortization; offset by increased costs and expenses for impairment of goodwill and loss on disposals of long-lived assets.
Costs and expenses as a percentage of revenue increased to 87.8% in the year ended December 31, 2016 from 84.0% in the year ended December 31, 2015. Our income before interest income and income taxes, or our operating margin, decreased to 12.2% from 16.0% over that same period. Our costs and expenses as a percentage of revenue increased due to: increased instructional costs and services expenses as a percentage of revenue, the losses attributable to the impairment of goodwill in our HCN segment, and the losses on the disposal of long-lived assets in our APEI segment.
Instructional costs and services. Instructional costs and services expenses for the year ended December 31, 2016 were $117.0 million, a decrease of approximately $1.8 million, or 1.5%, compared to $118.8 million for the year ended December 31, 2015. Instructional costs and services expenses as a percentage of revenue were 37.4% for the year ended December 31, 2016, compared to 36.2% for the year ended December 31, 2015. The decrease in instructional costs and services expenses is primarily the result of decreased compensation and book costs due to lower net course registrations at our APEI segment, partially offset by higher professional fees, and higher instructional costs and services expenses at HCN. Our instructional costs and services expenses as a percentage of revenue increased primarily due to our revenue decreasing at a rate greater than the decrease in instructional costs and services expenses.

Selling and promotional. Selling and promotional expenses for the year ended December 31, 2016 were $59.1 million, a decrease of $3.3 million, or 5.3%, compared to $62.4 million for the year ended December 31, 2015. This decrease was primarily due to decreased advertising and promotional expenses. Selling and promotional expenses as a percentage of revenue were 18.9% for the year ended December 31, 2016, compared to 19.0% for the year ended December 31, 2015. Selling and promotional expenses as a percentage of revenue decreased year over year due to selling and promotional expenses decreasing at a rate greater than revenue.
General and administrative. General and administrative expenses for the year ended December 31, 2016 were $68.7 million, a decrease of $4.3 million, or 5.9% compared to $73.0 million for the year ended December 31, 2015. The decrease in general and administrative expenses is due to lower bad debt expense, partially offset by increases in professional fees. General and administrative expenses as a percentage of revenue were 21.9% for the year ended December 31, 2016, compared to 22.3% for the year ended December 31, 2015. Our general and administrative expenses as a percentage of revenue decreased primarily due to general and administrative expenses decreasing at a rate greater than the decrease in revenue.
Bad debt expense decreased to $6.7 million, or approximately 2.1% of revenue, for the year ended December 31, 2016, from $12.7 million, or approximately 3.9% of revenue, for the year ended December 31, 2015. We believe that the initiatives of our APEI Segment, including changes in the admissions process at APUS and the change to a multiple disbursement method for first time APUS students, were the primary contributors to the decrease in our bad debt expense as an amount and as a percentage of revenue.
Loss on disposal of long-lived assets. The loss on disposal of long-lived assets for the year ended December 31, 2016 was $6.0 million, an increase of $5.2 million, compared to $0.8 million for the year ended December 31, 2015. The increase is primarily due to the loss that resulted from the abandoned development of a new student course registration system in our APEI segment, and the loss on disposal of assets held for sale resulting from the sale of real properly no longer in use and a fair market value adjustment of a second property held for sale in our APEI Segment.
Impairment of goodwill. The $4.7 million impairment of goodwill during the year ended December 31, 2016 resulted from the reduction of carrying value of goodwill to its implied fair value in our HCN Segment. The $4.7 million goodwill impairment charge eliminated the difference between the implied fair value of goodwill and the book value of goodwill as of August 31, 2016. As such, future changes, including minor changes in revenue, operating income, valuation multiples, discount rates and other inputs to the valuation process may result in future impairment charges and those charges may be material. There was no goodwill impairment charge during the year ended December 31, 2015.
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

Stock-based compensation. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses for the year ended December 31, 2016 were $5.2 million in the aggregate, representing a decrease of $0.7 million or 11.9%. compared to $5.9 million for the year ended December 31, 2015. This decrease resulted primarily due to a fewer number of employees being eligible for stock-based compensation.
The table below reflects our stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2015	2016
Instructional costs and services	1,598	1,497
Selling and promotional	684	672
General and administrative	3,630	3,042
Total stock-based compensation expense	$5,912	$5,211
 Income Tax Expense
We recognized tax expense from operations for the years ended December 31, 2015 and 2016 of $20.1million and $14.9 million, respectively, or effective tax rates of 38.2% in both periods.
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
Operating Results by Reportable Segment - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2016	$ Change	% Change
Revenue
American Public Education Segment	$297,439	$283,941	(13,498)	(4.5)%
Hondros College of Nursing Segment	30,471	29,198	(1,273)	(4.2)%
Total Revenue	$327,910	$313,139	(14,771)	(4.5)%
Income (loss) from operations before interest income and income taxes
American Public Education Segment	$48,967	$41,916	(7,051)	(14.4)%
Hondros College of Nursing Segment	3,314	(3,640)	(6,954)	(209.8)%
Total income from operations before interest income and income taxes	$52,281	$38,276	(14,005)	(26.8)%

APEI Segment

For the year ended December 31, 2016, our APEI Segment earned approximately $283.9 million in revenue, a $13.5 million, or 4.5%, decrease as compared to the year ended December 31, 2015, which is primarily attributable to lower net course registrations partially offset by the July 2015 tuition increase. Income from operations before interest income and income taxes was approximately $41.9 million for the year ended December 31, 2016, a decrease of $7.1 million, or 14.4%, compared to the year ended December 31, 2015 as a result of the decrease in revenue resulting from lower net course registrations partially offset by a decrease in costs and expenses.

HCN Segment

For the year ended December 31, 2016, the HCN Segment earned approximately $29.2 million in revenue, a $1.3 million, or 4.2% decrease as compared to the year ended December 31, 2015, which is primarily attributable to decreased enrollments. Loss from operations before interest income and income taxes was approximately $3.6 million for the year ended December 31, 2016, a 209.8% decrease, compared to the $3.3 million income from operations before interest income and income taxes year ended December 31, 2015. The $3.6 million loss from operations before interest income and income taxes for the year ended December 31, 2016 was primarily due to the $4.7 million impairment of goodwill, revenue decreasing at a rate greater than expenses and to a lesser degree, costs incurred related to the start-up of the Toledo campus which opened in January 2017. We believe our HCN Segment’s revenue was negatively impacted in 2016 by the January 2016 implementation of curriculum changes that caused recruiting challenges, which we believe resulted in certain students choosing not to pursue their studies at HCN.

Quarterly Results
The following table presents our unaudited quarterly results of operations for the last eight quarters, and should be reviewed in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report. We have prepared the unaudited information on the same basis as our audited Consolidated Financial Statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year (in thousands).

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Unaudited)
Statement of Operations Data:
Revenue	$83,966	$76,745	$73,803	$78,625	$75,688	$72,196	$73,279	$78,085
Costs and expenses:
Instructional costs and services	29,708	28,903	28,357	30,045	28,956	29,834	28,723	28,648
Selling and promotional	16,469	14,984	13,139	14,503	15,435	14,008	14,640	14,252
General and administrative	16,669	16,909	17,125	17,963	17,756	16,632	17,237	17,399
Loss on disposals of long-lived assets	261	464	5,145	100	490	678	390	535
Impairment of goodwill	—	—	4,735	—	—	—	—	—
Depreciation and amortization	4,889	4,825	4,910	4,760	4,744	4,726	4,690	4,616
Total costs and expenses	67,996	66,085	73,411	67,371	67,381	65,878	65,680	65,450
Income from operations before interest income and income taxes	15,970	10,660	392	11,254	8,307	6,318	7,599	12,635
Interest income, net	37	37	37	5	11	15	17	142
Income from operations before income taxes	16,007	10,697	429	11,259	8,318	6,333	7,616	12,777
Income tax expense	6,267	4,172	85	4,416	3,849	2,525	3,294	1,825
Investment income (loss)	$600	$71	$(18)	$50	$40	$21	$44	$(2,535)
Net income	$10,340	$6,596	$326	$6,893	$4,509	$3,829	$4,366	$8,417
Other Data:
Stock-based compensation	$1,502	$1,179	$1,291	$1,239	$1,246	$1,450	$1,566	$1,984
Net cash provided by operating activities	$20,052	$8,735	$13,901	$13,326	$5,054	$11,217	$12,988	$18,679
Capital expenditures	$3,139	$3,765	$3,610	$3,312	$1,670	$2,111	$2,754	$4,320
APUS net course registrations	95,800	82,000	84,600	83,000	86,800	77,000	81,000	80,200

Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the years ended December 31, 2016 and December 31, 2017 primarily through cash provided by operating activities. Cash and cash equivalents were $146.4 million and $179.2 million at December 31, 2016 and December 31, 2017, respectively, representing an increase of $32.9 million, or 22.4%, during the year ended December 31, 2017. The increase in cash and cash equivalents during the year ended December 31, 2017 was due to cash provided by operating activities exceeding cash used in investing and financing activities. Cash and cash equivalents increased by $40.6 million, or 38.4%, to $146.4 million from the year ending December 31, 2015 to year ending December 31, 2016.
We derive a significant portion of our revenue from tuition assistance programs from the DoD in our APEI Segment. Generally, these funds are received within 60 days of the start of the courses to which they relate. Another significant source of revenue is derived from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course. These factors, together with the number of courses starting each month, affect our operating cash flow.

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

Operating Activities
Net cash provided by operating activities was $57.0 million, $56.0 million, and $47.9 million for the years ended December 31, 2015, 2016, and 2017, respectively. For the year ended December 31, 2017, cash flow from operations decreased by $8.1 million when compared to the prior year. This decrease is primarily due to the decrease in net income partially offset by reduction in non-cash charges, and changes in working capital due to the timing of receipts and disbursements.
Investing Activities
Net cash used in investing activities was $31.1 million, $13.5 million and $13.6 million for the years ended December 31, 2015, 2016, and 2017, respectively. Changes in cash used in investing activities are primarily related to changes in cash used each year to fund capital expenditures and investments.
For the year ended December 31, 2017, cash used in investing activities for capital expenditures was primarily for the following within our APEI Segment: computer hardware and software, and software development, including software development related to PAD, partially offset by the sale of real property. In addition, during the year ended December 31, 2017, our APEI Segment made an additional $0.3 million equity investment in RallyPoint, an online social network for members of the military.

During the year ended December 31, 2016, cash used in investing activities for capital expenditures was primarily for the following within our APEI Segment: computer hardware and software, and software development, including software development related to PAD. In addition, our APEI Segment made a $1.0 million equity investment in Fidelis Education and received a $3.0 million dividend from NWHW Holdings Inc.

During the year ended December 31, 2015, our APEI Segment made a $3.5 million equity investment in RallyPoint.

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

Financing Activities
Net cash used in financing activities was $1.5 million for the year ended December 31, 2017, compared to $1.8 million and $35.8 million for the years ended December 31, 2016 and 2015, respectively. The decrease in cash used in financing activities for the year ended December 31, 2017 compared to the year ended December 31, 2016, was primarily due to excess tax expense related to stock-based compensation recorded as a component of income tax expense versus a reduction in additional paid-in capital as a result of the adoption of ASU 2016-9 which was effective January 1, 2017, partially offset by increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. The decrease in cash used in financing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015, was primarily due to less cash used for the repurchase of our common stock.
Contractual and Capital Commitments
We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. The following table sets forth our future contractual obligations as of December 31, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$15,081	$2,256	$4,296	$2,569	$5,960
Purchase obligations	3,601	2,375	1,171	55	—
Total contractual obligations	$18,682	$4,631	$5,467	$2,624	$5,960
Off-Balance Sheet Arrangements
We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Impact of Inflation
We do not believe that inflation had a material impact on our results of operations for the years ended December 31, 2015, 2016, or 2017. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market values of future investments. We invest our excess cash in bank overnight deposits, money market accounts invested in federal securities, and short-term U.S. Treasuries with original maturities of three months or less when purchased. We have no material derivative financial instruments or derivative commodity instruments as of December 31, 2017.
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

Interest Rate Risk
We are subject to risk from adverse changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. At December 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
American Public Education, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
American Public Education, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2017, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  RSM US LLP
We have served as the Company’s auditor since 2003.
Richmond, Virginia
February 27, 2018

Consolidated Balance Sheets

	As of December 31,
	2016	2017
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents (Note 2)	$146,351	$179,205
Accounts receivable, net of allowance of $8,077 in 2016 and $6,276 in 2017.	6,949	7,136
Prepaid expenses	5,327	4,792
Total current assets	158,627	191,133
Property and equipment, net	97,687	92,374
Assets held for sale	2,100	—
Investments	14,611	12,481
Goodwill	33,899	33,899
Other assets, net	8,696	9,151
Total assets	$315,620	$339,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,853	$8,844
Accrued liabilities	14,124	13,423
Deferred revenue	20,639	19,374
Income tax payable	559	1,710
Total current liabilities	42,175	43,351
Deferred income taxes	8,775	6,281
Total liabilities	50,950	49,632
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares - 100,000; 16,109 issued and outstanding in 2016; 16,268 issued and outstanding in 2017	161	163
Additional paid-in capital	177,061	180,674
Retained earnings	87,448	108,569
Total stockholders’ equity	264,670	289,406
Total liabilities and stockholders’ equity	$315,620	$339,038

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

	Year Ended December 31,
	2015	2016	2017
	(In thousands, except per share amounts)
Revenue	$327,910	$313,139	$299,248
Costs and expenses:
Instructional costs and services	118,848	117,013	116,161
Selling and promotional	62,397	59,095	58,335
General and administrative	73,047	68,666	69,024
Loss on disposals of long-lived assets	817	5,970	2,093
Impairment of goodwill	—	4,735	—
Depreciation and amortization	20,520	19,384	18,776
Total costs and expenses	275,629	274,863	264,389
Income from operations before interest income and income taxes	52,281	38,276	34,859
Interest income, net	115	116	185
Income from operations before income taxes	52,396	38,392	35,044
Income tax expense	20,072	14,940	11,493
Equity investment income (loss)	90	703	(2,430)
Net income	$32,414	$24,155	$21,121
Net income per common share:
Basic	$1.94	$1.50	$1.30
Diluted	$1.93	$1.49	$1.29
Weighted average number of shares outstanding:
Basic	16,676	16,068	16,236
Diluted	16,798	16,214	16,380

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)
							Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock		Repurchased Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	—	$—	17,151,868	$172	—	$—	$169,654	$64,392	$234,218
Stock issued for cash	—	—	213,921	1	—	—	54	—	55
Stock issued for director compensation	—	—	2,248	—	—	—	66	—	66
Repurchased shares of common and restricted stock from stockholders	—	—	(56,272)	—	(1,322,846)	(33,526)	(1,784)	—	(35,310)
Stock-based compensation	—	—	—	—	—	—	6,229	—	6,229
Repurchased and retired shares of common stock	—	—	(1,322,952)	(13)	1,322,846	33,526	—	(33,513)	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	(519)	—	(519)
Net income	—	—	—	—	—	—	—	32,414	32,414
Balance as of December 31, 2015	—	—	15,988,813	160	—	—	173,700	63,293	237,153
Stock issued for cash	—	—	167,270	1	—	—	118	—	119
Stock issued for director compensation	—	—	2,322	—	—	—	47	—	47
Repurchased shares of common and restricted stock from stockholders	—	—	(49,512)	—	—	—	(848)	—	(848)
Stock-based compensation	—	—	—	—	—	—	5,164	—	5,164
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—	—
Excess tax benefit from stock based compensation	—	—	—	—	—	—	(1,120)	—	(1,120)
Net income	—	—	—	—	—	—	—	24,155	24,155
Balance as of December 31, 2016	—	—	16,108,893	161	—	—	177,061	87,448	264,670
Stock issued for cash	—	—	223,800	2	—	—	96	—	98
Stock issued for director compensation	—	—	3,186	—	—	—	72	—	72
Repurchased shares of common and restricted stock from stockholders	—	—	(68,065)	—	—	—	(1,587)	—	(1,587)
Stock-based compensation	—	—	—	—	—	—	5,032	—	5,032
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—	—
Excess tax expense from stock based compensation	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	21,121	21,121
Balance as of December 31, 2017	—	$—	16,267,814	$163	—	$—	$180,674	$108,569	$289,406

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Operating activities
Net income	$32,414	$24,155	$21,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,520	19,384	18,776
Stock-based compensation	5,912	5,211	6,246
Equity investment loss/(income)	(90)	(703)	2,430
Deferred income taxes	(160)	(455)	(2,494)
Loss on disposal of long-lived assets	817	5,970	2,093
Impairment of goodwill	—	4,735	—
Other	(133)	329	353
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(1,787)	968	(187)
Prepaid expenses and other assets	64	997	(82)
Income tax receivable	2,029	—	—
Accounts payable	(4,765)	589	1,991
Accrued liabilities	56	(424)	(2,195)
Income tax payable	682	(123)	1,151
Deferred revenue and student deposits	1,453	(4,619)	(1,265)
Net cash provided by operating activities	57,012	56,014	47,938
Investing activities
Capital expenditures	(26,002)	(13,826)	(10,855)
Capitalized program development costs and other assets	(1,265)	(2,573)	(3,933)
Proceeds from the sale of real property	—	844	1,493
Equity investments	(3,871)	(950)	(300)
Dividend received from equity investment	—	2,957	—
Net cash used in investing activities	(31,138)	(13,548)	(13,595)
Financing activities
Cash paid for repurchase of common/restricted stock	(35,310)	(847)	(1,587)
Cash received from issuance of common stock	55	118	98
Excess tax expense from stock-based compensation	(519)	(1,120)	—
Net cash used in financing activities	(35,774)	(1,849)	(1,489)
Net increase (decrease) in cash and cash equivalents	(9,900)	40,617	32,854
Cash and cash equivalents at beginning of period	115,634	105,734	146,351
Cash and cash equivalents at end of period	$105,734	$146,351	$179,205
Supplemental disclosures of cash flow information
Income taxes paid	$18,037	$16,637	$12,836

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
Note 1. Nature of Business
American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 85,500 students through two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated and public safety communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students at five campuses in Ohio as well as online to serve the needs of the nursing and healthcare communities. HCN is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and the online Registered Nurse to Bachelor of Science in Nursing program, or RN-to-BSN Program, is accredited by the Commission on Collegiate Nursing Education. In June 2016, HCN was notified that its Diploma in Practical Nursing and Associate Degree in Nursing programs, or the PN and ADN Programs, were granted pre-accreditation candidacy status by the National League for Nursing Commission for Nursing Education Accreditation.

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

Note 2. Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:
Basis of presentation and accounting. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates, or GAAP. Certain prior year amounts have been reclassified for comparative purposes to conform with the 2017 presentation.
Principles of consolidation. The accompanying consolidated financial statements include accounts of APEI and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Use of estimates. In preparing financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions and various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates.
Cash and cash equivalents. The Company considers all short-term highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits with financial institutions, money market funds invested in securities backed by the U.S. government and U.S. Treasury bills. Cash and cash equivalents are Level 1 assets in the fair value reporting hierarchy.

Restricted cash. Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education. Restricted cash on the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2017 was $1.6 million and $2.3 million, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Consolidated Statements of Cash Flows because these restricted funds are a core activity of operations.
Accounts receivable. Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments at any time or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or tuition assistance programs that remit payments directly to the subsidiary. When a student remits payment after a course or term has begun, accounts receivable is reduced. If payment is made prior to the start of a course or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when courses start, in the case of APUS, or allowed to start the term, in the case of HCN. If a payment option is confirmed, the student is allowed to start the course or term. Generally, if no receipt is confirmed or payment option secured, the student will be dropped from the online course or not allowed to start the term. Therefore, billed amounts represent charges that have been prepared and sent to students or the applicable third-party payor according to the terms agreed upon in advance.
DoD tuition assistance programs are billed by branch of service on a course-by-course basis when a student starts a course, whereas Title IV programs are billed based on the courses included in a student’s term. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days.
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment and the historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due accounts receivable.
Property and equipment. All property and equipment is carried at cost less accumulated depreciation and amortization, except the acquired assets of HCN, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. For tax purposes, different methods are used. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.
The Company’s Partnership At a DistanceTM system, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with this system have been capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification, Subtopic 350-40, (or FASB ASC 350-40) Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The Company also capitalizes certain costs for academic program development. These costs are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.
Investments. The Company accounts for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments - Equity Method and Joint Ventures. The Company applies the equity method to investments when it has the ability to exercise significant influence, but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as “Equity investment income / (loss).” The Company applies the cost method to investments when it does not have the ability to exercise significant influence over the operating and financial policies of the investment. Under the cost method, the investment is initially recorded at cost. Income is recognized when dividends are received from the investment.

The Company periodically evaluates both the equity and cost method investments for indicators of other-than-temporary impairments. Factors the Company considers when evaluating for other-than-temporary impairments include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity earnings, and the equity investment balance is reduced to its fair value accordingly. Management must exercise significant judgment in evaluating the potential impairment of its equity investments.
The Company’s investments are presented on a one-line basis as “Investments” in the accompanying Consolidated Balance Sheets. Additional information regarding the Company’s investments is located in “Note 6. Investments” below, in these Consolidated Financial Statements.
Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. In accordance with ASC 350, Intangibles Goodwill and Other, the Company annually assesses goodwill for impairment on or around the October 31st, or more frequently if events and circumstances indicate that goodwill might be impaired. In connection with the Company’s November 1, 2013 acquisition of HCN, the Company recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the new assets acquired and the fair value assigned to identified intangible assets. The Company also recorded $3.7 million of indefinite-lived tangible assets as part of the HCN acquisition. In August 2016, the Company completed an interim assessment of goodwill and determined that the fair value was less than the carrying value. As a result, the Company recorded a pretax, non-cash impairment charge of $4.7 million. In conjunction with the Company’s annual assessment performed in October 2017, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The annual assessment was performed by an independent valuation firm and concluded that the fair value exceeded the carrying value; consequently, there was no impairment.

Determining the fair value of HCN is judgmental in nature and requires the use of significant estimates and assumptions from management, including revenue growth rates, operating margins, and future economic and market conditions, among others. Additionally, the valuation firm’s analysis includes significant assumptions about discount rates and valuation multiples. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCN’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Indefinite-lived intangible assets are tested at least annually for impairment by comparing the fair value of the asset to the carrying value. APEI utilizes the services of a third-party valuation firm to estimate fair value. In completing their analysis, the valuation firm uses a discounted cash flow analysis as well as other valuation methods. The discounted cash flow analysis includes significant estimates and assumptions from management, including revenue growth rates, operating margins and future economic and market conditions, among others. Additionally, the valuation firm’s analysis includes significant assumptions with respect to discount rates and assumed royalty rates. If the fair value is less than the carrying value, the asset is reduced to fair value. The 2017 annual testing concluded that the indefinite-lived assets were not impaired.

For additional details regarding goodwill and indefinite-lived intangible assets refer to “Note 7. Goodwill and Intangible Assets” below in these Consolidated Financial Statements.

Valuation of long-lived assets. The Company accounts for the valuation of long-lived assets under ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.
Revenue recognition. The Company records all tuition as deferred revenue when a student begins an online course, in the case of APUS, or starts a term, in the case of HCN. At the beginning of each course or term, revenue is recognized on a pro rata basis over the period of the course or term, which is, for APUS, either an eight- or sixteen-week period and, for HCN, a quarterly term. This results in deferred revenue on the Company’s Consolidated Balance Sheets that includes future revenue that has not yet been earned for courses and terms that are in progress. The revenue recognition policies of each of the Company’s reportable segments are discussed below.

American Public University System.

APUS’s tuition revenue varies from period to period based on the number of net course registrations and the volume of undergraduate versus graduate registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program which remits payments directly to APUS. If one of the various other payment options are confirmed as secured, the student is allowed to start the course. These other payment options can delay the receipt of payment up until the course starts or longer, resulting in the recording of an account receivable at the beginning of each session. Tuition revenue for sessions in progress that have not been earned by APUS is presented as deferred revenue in the accompanying Consolidated Balance Sheets.
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

Hondros College of Nursing.

HCN’s tuition revenue varies from period to period based on the number of students enrolled and the programs they are enrolled in. Students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer. These other payment options include payments by sponsors, financial aid, alternative loans, or payment plan options. If one of the various other payment options are confirmed as secured, the student is allowed to start the term. Generally, all financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the first week of the term. Tuition revenue for the term in progress that has not yet been earned by HCN is presented as deferred revenue in the accompanying Consolidated Balance Sheets.

HCN’s refund policy complies with the rules of the Ohio State Board of Career Colleges and Schools and is applicable to each term. For a course with an on-campus or other in-person component, the date of withdrawal is determined by a student’s last attended day of clinical offering, laboratory session, or lecture. For an online course, the date of withdrawal is determined by a student’s last submitted assignment in the course. HCN uses the following refund policy:

Withdrawal Date	Tuition Refund Percentage
Before first full calendar week of the quarter	100%
During first full calendar week of the quarter	75%
During second full calendar week of the quarter	50%
During third full calendar week of the quarter	25%
During fourth full week of the quarter	No Refund

Students affiliated with certain organizations may have an alternate refund policy.

HCN recognizes revenue on a pro rata basis over the academic term. If a student withdrawals during the term, HCN calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.

Other revenue includes application fees as well as fees for testing, books and supplies, lab, technology and graduation.

Deferred revenue. Deferred revenue at December 31, 2016 and 2017 was $20,639,000 and $19,374,000, respectively. Deferred revenue includes revenue that has been received from students for courses that are still in process and from student deposits. Student deposits represent cash received from students prior to the commencement of a course and are refundable to the student in the event the student withdrawals before the start of the course. Deferred revenue included $9,158,000 and $9,129,000 of student deposits at December 31, 2016 and 2017, respectively.
The Company provides scholarships to certain students to assist them financially and promote their registration. Scholarship assistance of $7,583,000, $18,021,000 and $17,851,000 was provided for the years ended December 31, 2015, 2016 and 2017, respectively, and is included as a reduction to revenue in the accompanying Consolidated Statements of Income.
Advertising costs. Advertising costs are expensed as incurred during the year pursuant to ASC 720-35. Advertising expenses for the years ended December 31, 2015, 2016 and 2017 were $42,226,000, $39,450,000 and $39,829,000, respectively, and are included in selling and promotional costs in the accompanying Consolidated Statements of Income.
Income taxes. Deferred taxes are determined using the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. As these differences reverse, they will enter into the determination of future taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment of such changes. As a result of the Tax Cuts and Jobs Act of 2017 signed on December 22, 2017, the Company revalued its net deferred tax liability and recorded a $3.7 million reduction in income tax expense for the year ended December 31, 2017.
There were no material uncertain tax positions as of December 31, 2015, 2016 or 2017. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires companies to expense share-based compensation based on fair value, and adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in January 2017. Stock-based payments may include: incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing. At the present time, the Company utilizes restricted stock grants and has not issued any stock options since 2011.
Stock-based compensation expense related to restricted stock grants is recognized over the vesting period using the straight-line method for the Company’s employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s stock price on the date of the grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions, which have been noted in “Note 11. Stockholders’ Equity” below, in these Consolidated Financial Statements. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the stock prices of peers with similar attributes. In addition, the Company determines the risk free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. The Company estimates forfeitures of stock-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from the original estimates. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718.
Income per common share. Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options, warrants, and restricted stock.
Fair value of financial instruments. Cash equivalents are measured and recorded at fair value. The Company also measures certain financial assets at fair value for disclosure purposes, as well as on a nonrecurring basis when they are deemed to be other-than-temporary impairments. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.
Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset. Assets recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities;
Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly; or
Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s cash and cash equivalents, accounts receivable, accounts payable are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy.

Concentration of credit risk. The Company maintains its cash and cash equivalents in bank deposit accounts with various financial institutions. Cash and cash equivalent balances may exceed the FDIC insurance limit. The Company has historically not experienced any losses in such accounts.
Recent Accounting Pronouncements. The Company considers the applicability and impact of all Accounting Standards Updates, or ASUs. ASUs issued but not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial position and/or results of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes the revenue recognition requirements in FASB Accounting Standards Codification, or ASC, 605, Revenue Recognition, as well as other various sections of the ASC. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. More judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocation the transaction price to each separate performance obligation, among other factors. The standard also includes a cohesive set of disclosure requirements including comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was initially intended to be effective for fiscal years, and the interim periods within these fiscal years, beginning on or after December 15, 2016. In August, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update defers for one year the effective date of ASU 2014-09. The deferral will result in this standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within those reporting periods. Entities must use either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.

The FASB has issued three ASUs in addition to ASU 2015-14 that amend certain aspects of ASU 2014-09:

•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), issued in March 2016, clarifies certain aspects of the principal versus agent guidance;

•	ASU No. 2016-10, Identifying Performance Obligations and Licensing, issued in April 2016, clarifies guidance related to identifying performance obligations and licensing implementation; and

•
ASU No. 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, issued in May 2016, provides amendments and practical expedients in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09.

The Company has evaluated the impact the new revenue recognition standard will have on its Consolidated Financial Statements by analyzing each revenue stream, including the recommended five-step evaluation process, comparing historical accounting policies and practices to the new standard, reviewing the design and implementation of related internal controls over financial reporting, and by carrying out a management-approved implementation plan.
The Company adopted the new revenue guidance effective January 1, 2018 using the modified retrospective approach. The Company has reached conclusions on all key accounting assessments related to the new standard, and anticipates the impact of this standard will not be material to its consolidated financial statements. The evaluation of each revenue stream resulted in the following conclusions:

•	Tuition revenue will continue to be recognized ratably over the period of instruction as the performance obligation is satisfied.

•
APUS’s graduation fee revenue, included in the Company’s other revenue, is currently recognized at the time the application for graduation is submitted by the student and payment is made. Under the new standard, revenue will be recognized when the performance obligation is satisfied. For the year ended December 31, 2017, APUS recognized approximately $1.1 million in graduation fee revenue, which includes approximately $0.4 million in graduation fee revenue where the performance obligation is not satisfied as of December 31, 2017. The performance obligation is expected to be satisfied by June 30, 2018. As a result, the statement of retained earnings at January 1, 2018 will be adjusted by $0.4 million to reflect the change in the new accounting guidance. This revenue will be recognized once the performance obligation is satisfied.

•	Revenue from all other fees remains substantially unchanged.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and to recognize the changes in fair value within net income. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December

15, 2017, and early adoption is not permitted. The Company adopted this standard effective January 1, 2018 and does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, changing how entities account for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and could introduce volatility to the Company’s provision for income taxes. Excess tax benefits must be presented as an operating activity on the statement of cash flows rather than a financing activity. ASU 2016-09 requires companies to make an accounting policy election at the time of adoption to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The forfeiture election provision must be applied using a retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has elected the forfeiture option to continue to estimate the number of awards that are expected to vest. The adoption of ASU 2016-09 increased the Company’s income tax expense by approximately $0.5 million for the year ended December 31, 2017. The Company anticipates an increase in its reported income tax expense between $0.2 million and $0.4 million in the first quarter of 2018 due to expiring stock options with an option price greater than the current stock price. Other increases in income tax expense may occur throughout the year for the vesting of restricted stock, determined by the stock price at the end of each reporting period.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted with fiscal years beginning after December 15, 2018. The Company does not plan to early adopt and does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in FASB ASC Topic 230, Statement of Cash Flows. The new guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business combination and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if in the first interim period an entity issues interim financial statements. ASU 2016-16 must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this standard effective January 1, 2018 and does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which is included in FASB Accounting standards Codification (ASC) Topic 230, Statement of Cash Flows. The new guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The

Company adopted this standard effective January 1, 2018 and does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a framework for entities to use when determining whether a set of assets and activities constitutes a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. The Company prospectively adopted this standard effective January 1, 2018, and does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to the excess, but limited to the total amount of goodwill allocated to the reporting unit. The guidance must be applied on a prospective basis and disclosure of the nature of and reason for the change in accounting principle is required upon transition. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in conjunction with its 2017 annual impairment test of HCN’s goodwill and adoption of ASU 2017-04 did not have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The guidance should be applied prospectively to an award modified on or after the adoption date. The Company prospectively adopted this standard effective January 1, 2018 and does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Note 3. Acquisition Accounting

On November 1, 2013, the Company acquired all of the outstanding common stock of HCN, for an initial adjusted aggregate purchase price of approximately $46.3 million. The HCN acquisition was accounted for under FASB ASC Topic 805, Business Combinations, which requires the acquisition method to be used for all business combinations. Under FASB ASC Topic 805, the assets and liabilities of an acquired company are reported at business fair value along with the fair value of unrecorded intangible assets at the date of acquisition. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed and the fair value assigned to identifiable intangible assets. The initial purchase price allocation resulted in $38.1 million of goodwill, which is deductible for tax purposes. Intangible assets are amortized over their estimated useful lives unless they are deemed to have an indefinite life. Identified intangible assets with an indefinite life are trade name, accreditation, licensing and Title IV, and affiliate agreements as they benefit the Company indefinitely. Because HCN is wholly owned by the Company as a result of the acquisition, management has determined that push-down accounting is appropriate.

As part of the transaction, the Company and the selling stockholders of HCN agreed to an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, as it relates to the acquisition of HCN by the Company. A Section 338(h)(10) election is an election made jointly by buyer(s) and seller(s) to treat a stock acquisition as an asset acquisition for U.S. federal income tax purposes. The acquisition resulted in a preliminary estimate of fair value of its liability to the selling stockholders related to the Section 338(h)(10) election in the amount of $150,000, which was included in the initial goodwill allocation. Prior to December 31, 2014, the Company revised its estimate of the fair value of its liability to HCN’s selling stockholders related to the Section 338(h)(10) election to approximately $636,000. As a result, the total adjusted aggregate purchase price and the amount of goodwill were revised to $46.8 million and $38.6 million, respectively.

The fair value of identified intangible assets acquired was determined using one of the following three valuation methodologies:

•	Cost approach;

•	Income approach; or

•	Market approach.

		(In thousands)
Fair value consideration transferred:
Cash		$46,128
Fair Value of IRC 338(h)(10) election		636
Total fair value consideration transferred		$46,764

Recognized amounts of identifiable tangible assets acquired and liabilities assumed:
Assets acquired		$4,834
Liabilities assumed		4,786
Assets acquired in excess of liabilities assumed		$48

	Useful Life
Recognized identified intangible assets:
Student contracts and relationships	6 years	$3,870
Trade name	Indefinite	1,998
Curricula	3 years	405
Accreditation, licensing and Title IV	Indefinite	1,686
Affiliate agreements	Indefinite	37
Non-compete agreements	5 years	86
Total recognized identified intangible assets		$8,082

Goodwill		$38,634

Note 4. Property and Equipment
Property and equipment at December 31, 2016 and 2017 consisted of the following:

	Useful Life	2016	2017
		(in thousands)
Land	—	$9,244	$9,244
Building and building improvements	27.5 - 39 years	54,691	54,408
Leasehold improvements	up to 15 years	1,208	1,437
Office equipment	5 years	2,219	2,248
Computer equipment	3 years	22,492	22,736
Furniture and fixtures	7 years	8,036	8,022
Other capital assets	5 years	128	128
Software development	5 years	79,452	84,178
Program development	3 years	6,966	9,150
		184,436	191,551
Accumulated depreciation and amortization		86,749	99,177
		$97,687	$92,374
Assets held for sale of $2.1 million at December 31, 2016 are excluded from the $97.7 million in property and equipment in the above table. For additional information see “Note 5. Assets Held for Sale” below, in these Consolidated Financial Statements.

For the year ended December 31, 2016, the Company disposed of long-lived assets resulting in a loss of $6.0 million, primarily consisting of a loss that resulted from the abandoned development of a new student course registration system in the APEI Segment. It was no longer probable that development would be completed and the software placed in service due to programming difficulties that could not be resolved in a timely basis and without additional cost. The original carrying value of the software and incurred cost was $4.0 million. For the year ended December 31, 2017, the Company disposed of long-lived assets resulting in a loss of $2.1 million, primarily consisting of assets no longer in use. The losses on long-lived assets are included as loss on disposals of long-lived assets in these Consolidated Financial Statements.

During the years ended December 31, 2015, 2016 and 2017, the Company recorded depreciation expense of $19,626,000, $18,674,000 and $18,178,000, respectively. In addition, the Company recorded amortization expense related to other assets of $894,000, $710,000, and $598,000 during the years ended December 31, 2015, 2016 and 2017, respectively.

Note 5. Assets Held For Sale
Assets held for sale at December 31, 2016 represented excess real property located in Charles Town, West Virginia for the Company’s APEI Segment, which was no longer in use due to the relocation of employees to a new facility. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, the property was recorded at the lower of the carrying value or fair value, less cost to sell, until such time as the asset was sold. The fair value of the asset of $2.1 million, as determined by an independent appraisal, was less than the carrying value, and therefore the Company recognized a loss of $0.5 million for the year ended December 31, 2016. During the year ended December 31, 2017, the APEI segment sold the asset held for sale with a fair value of $2.1 million for a net sales price of $1.5 million. During the year ended December 31, 2017, the Company recognized a loss of $0.6 million when the asset was sold, which is included in loss on disposals of long-lived assets in these Consolidated Financial Statements.
In addition, for the year ended December 31, 2016, the Company’s APEI segment sold certain excess real property located in Charles Town, West Virginia, with a carrying value of $1.1 million for a net sales price of $0.8 million. This property was no longer in use due to the relocation of employees to another facility. In connection with this sale, the Company recorded a loss on sale of $0.3 million in the year ended December 31, 2016.
In connection with the items noted above, the Company’s APEI segment had a loss on the assets held for sale of $0.8 million and $0.6 million during the years ended December 31, 2016 and 2017, respectively included in loss on disposals of long-lived assets in these Consolidated Financial Statements.

Note 6. Investments

The Company accounts for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments - Equity Method and Joint Ventures. The Company applies the equity method to investments when it has the ability to exercise significant influence, but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20% but not more than 50%. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as “Equity investment income / (loss).” The Company applies the cost method to investments when it does not have the ability to exercise significant influence over the operating and financial policies of the investment. Under the cost method, the investment is initially recorded at cost. Income is recognized when dividends are received from the investment.
The Company periodically evaluates both the equity and cost method investments for indicators of other-than-temporary impairments. Factors the Company considers when evaluating for other-than-temporary impairments include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity earnings, and the equity investment balance is reduced to its fair value accordingly. Management must exercise significant judgment in evaluating the potential impairment of its equity investments.
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
On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 22% of its fully diluted equity. On February 1, 2016 the Company made an additional $950,000 investment in preferred stock increasing its investment in Fidelis Education to approximately 23% of its fully diluted equity. Fidelis Education offers a learning relationship management platform that has the goal of improving education advising and career mentoring services offered to students as they pursue college degrees. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Fidelis Education. The Company accounts for its investment in Fidelis Education under the equity method of accounting. Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment. During the fourth quarter of 2017, the Company determined that the fair value of its investment in Fidelis Education was less than its carrying value and that the impairment was other-than-temporary. As a result, a $2.2 million non-cash impairment charge was recorded for the year ended December 31, 2017. This impairment charge is included in equity investment income (loss) in the Consolidated Statements of Income.

On April 2, 2014, the Company made a $1.5 million investment in preferred stock of Second Avenue Software, Inc., or Second Avenue Software, representing approximately 26% of its fully diluted equity. Second Avenue Software is a game-based education software company that develops software on a proprietary and “work-for-hire” basis. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Second Avenue Software. The Company accounts for its investment in Second Avenue Software under the equity method of accounting. Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment. During the fourth quarter of 2017, the Company determined that the fair value of its investment in Second Avenue Software was less than its carrying value and that the impairment was other-than-temporary. As a result, the Company recorded a $0.2 million non-cash impairment charge was recorded for the year ended December 31, 2017. This impairment charge is included in equity investment income (loss) in the Consolidated Statements of Income.

On December 21, 2015, the Company made a $3.5 million investment in preferred stock of RallyPoint, an online social network for members of the military, representing approximately 14% of its fully diluted equity. The Company accounts for its investment in RallyPoint using the cost method of accounting. On October 24, 2017, the Company made an additional $0.3 million investment in preferred stock of Rally Point. Subsequent to the additional investment, the Company’s fully diluted ownership was unchanged and the Company continues to be entitled to two board seats.
The Company evaluated its cost method investments for impairment as of December 31, 2017 and determined that a certain investment had an other-than-temporary impairment and as a result recorded a $0.3 million non-cash impairment charge. This impairment charge is included in equity investment income (loss) in the Consolidated Statements of Income. No other cost method investments were impaired as of December 31, 2017. The aggregate carrying amount of the Company’s cost method investments presented on its Consolidated Balance Sheet was $3.8 million as of December 31, 2016 and December 31, 2017. Impairment of cost method investments is evaluated annually, unless indicators of impairment exist, because it is not practicable to estimate the fair value of such investments during interim periods.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company assesses goodwill for impairment on or around each anniversary date of the acquisition, and more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

In addition to goodwill, HCN recorded $8.1 million of identifiable intangible assets at the acquisition date. HCN recorded identified intangible assets with an indefinite useful life in the aggregate amount of $3.7 million, which includes trade names, accreditation, licensing and Title IV, and affiliate agreements. HCN recorded $4.4 million of identified intangible assets with a definite useful life. At the acquisition date, the useful life assigned to each type of intangible asset with a definite useful life was as follows:

Useful Life
Student contracts and relationships	6 years
Curricula	3 years
Non-compete agreements	5 years

The future amortization of intangible assets is as follows (in thousands):

2018	$563
2019	322
2020 and beyond	—
Total	$885

In August 2016, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. Due to relevant circumstances that included: (1) HCN’s under performance against internal targets; (2) the challenging higher education competitive and regulatory environment, particularly for proprietary institutions; (3) overall financial performance; and (4) the uncertain status of ACICS, the Company concluded it was more likely than not the fair value of HCN was less than its carrying amount; therefore, the Company proceeded with step one of the goodwill impairment test as of August 31, 2016. Step one of the goodwill impairment test identified that HCN’s fair value was less than the carrying value. Accordingly, step two testing was completed in order to determine the amount of the impairment. In step two, the fair value of all assets and liabilities was estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the recorded goodwill to determine the amount of impairment. Step two testing indicated that the fair value of goodwill was $33.9 million or $4.7 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $4.7 million to reduce the carrying value of its goodwill.

The Company utilized an independent valuation firm to determine the fair value of HCN. The independent valuation firm weighted the results of four different valuation methods: (1) discounted cash flow; (2) guideline company method; (3) guideline transaction method - comparable transactions; and (4) guideline transaction method - private equity transactions. Under the income approach, fair value was determined based on estimated discounted future cash flows of HCN. The cash flows were discounted by an estimated risk weighted-average cost of capital, which was intended to reflect the overall level of inherent risk of HCN. Under the market approach, pricing terms from other transactions in the higher education market were used to determine the value of HCN. Values derived under the four valuation methods were then weighted to estimate HCN’s enterprise value.

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

As of October 31, 2016 and October 31, 2017, the Company completed its annual assessment of goodwill and concluded that HCN’s fair value was more than the carrying value; consequently, there was no impairment. The method and estimates used in the subsequent tests were consistent with those used in the August 31, 2016 impairment testing.

Changes in the carrying amount of goodwill by reportable segment during fiscal year ending December 31, 2016 and December 31, 2017 are as follows (in thousands):

	APEI Segment	HCN Segment	Total Goodwill

Goodwill as of December 31, 2015	$—	$38,634	$38,634
Impairment	—	(4,735)	(4,735)
Goodwill as of December 31, 2016	$—	$33,899	$33,899
Impairment	—	—	—
Goodwill as of December 31, 2017	$—	$33,899	$33,899

The following table presents the components of the net carrying amount of goodwill by reportable segment as of December 31, 2016 (in thousands):

	APEI Segment	HCN Segment	Total Goodwill

Carrying amount of Goodwill as of December 31, 2016	$—	$38,634	$38,634
Accumulated impairment	—	(4,735)	(4,735)
Carrying amount of Goodwill as of December 31, 2016	$—	$33,899	$33,899

The following table presents the components of the net carrying amount of goodwill by reportable segment as of December 31, 2017 (in thousands):

	APEI Segment	HCN Segment	Total Goodwill

Gross carrying amount of Goodwill as of December 31, 2017	$—	$33,899	$33,899
Accumulated impairment	—	—	—
Net Carrying amount of Goodwill as of December 31, 2017	$—	$33,899	$33,899

Other intangible assets, included in Other Assets on the Consolidated Balance Sheets in these Consolidated Financial Statements, consist of the following as of December 31, 2016 (in thousands):

	2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Curricula	$405	$405	$—
Non-compete agreements	86	54	32
Student contracts and relationships	3,870	2,419	1,451
Total finite-lived intangible assets	4,361	2,878	1,483
Indefinite-lived intangible assets
Trade name	1,998	—	1,998
Accreditation, licensing and Title IV	1,686	—	1,686
Affiliation agreements	37	—	37
Total indefinite-lived intangible assets	3,721	—	3,721
Total intangible assets	$8,082	$2,878	$5,204

Other intangible assets consist of the following as of December 31, 2017 (in thousands):

	2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Curricula	$405	$405	$—
Non-compete agreements	86	72	14
Student contracts and relationships	3,870	2,999	871
Total finite-lived intangible assets	4,361	3,476	885
Indefinite-lived intangible assets
Trade name	1,998	—	1,998
Accreditation, licensing and Title IV	1,686	—	1,686
Affiliation agreements	37	—	37
Total indefinite-lived intangible assets	3,721	—	3,721
Total intangible assets	$8,082	$3,476	$4,606

Identified intangible assets are amortized in a manner that reflects the estimated economic benefit of the intangible assets. Curricula and Non-compete agreements are amortized on a straight-line basis. Student contracts and relationships are amortized using an accelerated method.
Determining the fair value of HCN requires judgment and the use of significant estimates and assumptions, including revenue growth rates, EBITDA margins, discount rates and future market conditions, among others. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCN’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

Note 8. Operating Leases
The APEI Segment leases office space in Maryland and Virginia under operating leases that expire through June 2023. HCN operates five campuses in Ohio, located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton and Toledo under operating leases that expire through June 2029. Rent expense related to the APEI Segment’s operating leases was $1,094,000, $584,000 and $677,000 for the years ended December 31, 2015, 2016 and 2017, respectively. Rent expense related to the HCN Segment’s operating leases was $2,347,000, $2,528,000, and $2,729,000 for the years ended December 31, 2015, 2016 and 2017, respectively. A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises.
The minimum rental commitments due under the operating leases are as follows (in thousands):

Years Ending December 31,	Combined

2018	$2,380
2019	2,350
2020	2,406
2021	2,424
2022	2,366
2023 and beyond	4,236
Total minimum rental commitment	$16,162

Note 9. Income Taxes
The components of income tax expense for the years ended December 31, 2015, 2016 and 2017 were as follows (in thousands):

	2015	2016	2017

Current income tax expense:
Federal	$17,910	$13,518	$11,989
State	2,322	1,877	1,998
	20,232	15,395	13,987
Deferred tax expense:
Federal	(241)	(424)	(2,810)
State	81	(31)	316
	(160)	(455)	(2,494)
Income Tax Expense	$20,072	$14,940	$11,493

The tax effects of principal temporary differences are as follows (in thousands):

	2016	2017

Deferred tax assets
Stock option compensation expense	$1,057	$415
Allowance for doubtful accounts	3,079	1,569
Accrued vacation and severance	798	679
Deferred rent	—	67
Restricted stock	1,874	922
Investment	168	—
Total deferred tax assets	6,976	3,652
Deferred tax liabilities
Income tax deductible capitalized software development costs	(10,886)	(6,066)
Goodwill	(941)	(1,284)
Property and equipment	(2,208)	(1,489)
Prepaid expenses	(1,716)	(1,017)
Investment	—	(77)
Total deferred tax liabilities	(15,751)	(9,933)
Deferred tax liabilities, net	$(8,775)	$(6,281)
Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to the application of state apportionment laws, permanent tax differences, and the impact of the change in the federal statutory rate as follows (in thousands):

	2015		2016		2017
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$18,370	35.00%	$13,683	35.00%	$11,415	35.00%
State taxes, net	1,590	3.03%	1,278	3.27%	1,626	4.98%
Permanent differences	278	0.53%	221	0.56%	2,060	6.31%
Change in statutory rate	—	—%	—	—%	(3,741)	(11.47)%
Other	(166)	(0.32)%	(242)	(0.62)%	133	0.42%
	$20,072	38.24%	$14,940	38.21%	$11,493	35.24%
On December 22, 2017 the U.S. Tax Cuts and Jobs Act, or Tax Act, was enacted by the U.S. government. Among other provisions, the Tax Act reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. The Company recorded a tax benefit of $3.7 million related to the revaluation of the its net deferred tax liabilities for the year ended December 31, 2017. The Company anticipates that its effective tax rate, prior to discrete tax benefits, may range from approximately 27% to 29%. While the Company is able to make reasonable estimates of the impact of the reduction in its effective tax rate, the final impact of the Tax Act may differ from these estimates.
Permanent differences in the table above are mainly attributable to minority investment earnings and/or losses including other-than-temporary impairment charges, stock compensation, nondeductible meals and entertainment expenses, and non-deductible employer contributions to the American Public Education, Inc. Employee Stock Purchase Plan, or ESPP.
The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For U.S. federal and state tax purposes, tax years 2014-2016 remain open to examination.

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
The Company made discretionary contributions to the plan of $3,309,000, $3,284,000 and $3,824,000 for the years ended December 31, 2015, 2016 and 2017, respectively.
In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008 with quarterly enrollment periods. Eligible participants may only enter the plan and establish their withholdings at the start of an enrollment period. Participating employees may withdraw from the plan and end payroll deductions any time up to five days before the share purchase date and funds will be returned to them. Under the ESPP, participating employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually or the value of the common stock purchased per participant cannot exceed $25,000. There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP. On June 13, 2014, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes. Shares purchased in the open market for issuance to employees pursuant to the plan for the years ended December 31, 2015, 2016 and 2017 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2015	4,322	$29.98	$25.49	$19,406
June 30, 2015	5,443	$25.72	$21.86	$21,010
September 30, 2015	4,939	$23.45	$19.93	$17,385
December 31, 2015	6,822	$18.61	$15.82	$19,033
Total/Weighted Average	21,526	$23.80	$20.02	$76,834
March 31, 2016	4,617	$20.63	$17.54	$14,287
June 30, 2016	3,617	$28.10	$23.89	$15,228
September 30, 2016	4,991	$19.81	$16.84	$14,823
December 31, 2016	3,717	$24.80	$21.08	$13,827
Total/Weighted Average	16,942	$22.90	$19.46	$58,165
March 31, 2017	4,161	$22.90	$19.47	$14,293
June 30, 2017	3,535	$23.65	$20.10	$12,540
September 30, 2017	4,613	$21.15	$17.98	$14,623
December 31, 2017	3,065	$25.80	$21.93	$11,862
Total/Weighted Average	15,374	$23.13	$19.66	$53,318

Note 11. Stockholders’ Equity
Stock Incentive Plans
On March 31, 2017 the Company’s Board of Directors adopted the American Public Education, Inc. 2017 Omnibus Incentive Plan, or 2017 Incentive Plan, and on May 12, 2017, or the Effective Date, the Company’s stockholders approved the 2017 Incentive Plan, at which time the 2017 Incentive Plan became effective. Upon effectiveness of the 2017 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan. The 2017 Incentive Plan allows the Company to grant up to 1,675,000 shares, as well as shares of the Company’s common stock that were available for issuance under the 2011 Incentive Plan as of the Effective Date. In addition, the number of shares of common stock available under the 2017 Incentive Plan will be increased from time to time by the number of shares subject to outstanding awards granted under the 2011 Incentive Plan, the American Public Education, Inc. 2007 Omnibus Incentive Plan and the American Public Education, Inc. 2002 Stock Incentive Plan that terminate by expiration, forfeiture, cancellation or otherwise without issuance of such shares following the Effective Date. Prior to 2012, the Company issued a mix of stock options and restricted stock, but since 2011 the Company has not issued any stock options. The 2017 Plan includes a provision that allows individuals who have reached certain service and retirement eligibility criteria on the date of grant an accelerated service period of one year. The Company recognizes compensation expense for these individuals over the accelerated period.

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
The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2014	360,769	$37.03
Shares granted	127,469	35.15
Vested shares	(164,144)	37.85
Shares forfeited	(30,675)	36.76
Non vested, December 31, 2015	293,419	$35.86
The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2015	293,419	$35.86
Shares granted	336,434	16.34
Vested shares	(152,714)	35.83
Shares forfeited	(39,168)	25.46
Non vested, December 31, 2016	437,971	$21.54
The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2016	437,971	$21.54
Shares granted	279,729	23.35
Vested shares	(212,984)	25.98
Shares forfeited	(43,454)	21.04
Non vested, December 31, 2017	461,262	$20.91
There were no shares of restricted stock or restricted stock units excluded in the computation of diluted net income per common share for the year ended December 31, 2017.
At December 31, 2017, total unrecognized compensation expense in the amount of $4.5 million relates to non-vested restricted stock and restricted stock units which will be recognized over a weighted average period of 1.7 years.

As a result of termination of employment, the Company accepted the following common shares for forfeiture: 22,066 shares for $815,886 in 2015, 31,370 shares for $611,335 in 2016, and 43,454 shares for $914,272 in 2017.
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
A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2015 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2014	434,401	$30.04
Options granted	—	—
Awards exercised	(55,382)	3.29
Options forfeited	(49,147)	35.97
Outstanding, December 31, 2015	329,872	$33.65	1.30	$359
Exercisable, December 31, 2015	329,872	$33.65	1.30	$359
A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2016 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2015	329,872	$33.65
Options granted	—	—
Awards exercised	(16,878)	7.00
Options forfeited	(53,024)	37.09
Outstanding, December 31, 2016	259,969	$34.68	0.53	$246
Exercisable, December 31, 2016	259,969	$34.68	0.53	$246

A summary of the status of the Company’s Stock Incentive Plans as of December 31, 2017 and the changes during the periods then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2016	259,969	$34.68
Options granted	—	—
Awards exercised	(14,002)	6.99
Options forfeited	(136,351)	35.24
Outstanding, December 31, 2017	109,616	$37.52	0.01	$—
Exercisable, December 31, 2017	109,616	$37.52	0.01	$—
The following table summarizes information regarding stock option exercises:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Proceeds from stock options exercised	$182	$118	$98
Intrinsic value of stock options exercised	$1,057	$290	$194
Tax benefit from exercises	$54	$94	$60
There were 317,961, 247,993 and 123,267 anti-dilutive stock options excluded from the calculation of diluted net income per common share for the years ended December 31, 2015, 2016 and 2017, respectively.
Stock-Based Compensation Expense
As of December 31, 2017, there were 30,246 shares subject to outstanding awards under the 2017 Incentive Plan, 431,016 shares subject to outstanding awards under the 2011 Incentive Plan, and 109,616 shares subject to outstanding awards under the 2007 Incentive Plan and the 2002 Stock Plan.
For the years ended December 31, 2015, 2016 and 2017, the Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Instructional costs and services	$1,598	$1,497	$1,310
Selling and promotional	684	672	789
General and administrative	3,630	3,042	4,147
Total stock-based compensation expense	$5,912	$5,211	$6,246
The Company recognized income tax benefits of $2,467,000, $2,064,000, and $2,473,000 from vested restricted stock and restricted stock units for the years ended December 31, 2015, 2016 and 2017, respectively.

Repurchase
During the year ended December 31, 2015, the Company repurchased 1,322,846 shares of the Company’s common stock, par value $0.01 per share. The chart and footnotes below provide detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1, 2015	—	$—	—	155,695	$15,027,043
January 1, 2015 - January 31, 2015	—	$—	—	263,523	15,027,043
February 1, 2015 - February 28, 2015	—	$—	—	263,523	15,027,043
March 1, 2015 - March 31, 2015	100,000	$31.69	100,000	213,523	13,442,543
April 1, 2015 - April 30, 2015	203,820	$30.84	203,820	147,289	9,220,841
May 1, 2015 - May 31, 2015	200,000	$25.59	200,000	147,289	4,102,131
June 1, 2015 - June 30, 2015	160,000	$24.93	160,000	164,093	15,114,029
July 1, 2015 - July 31, 2015	—	$—	—	164,093	15,114,029
August 1, 2015 - August 31, 2015	—	$—	—	164,093	15,114,029
September 1, 2015 - September 30, 2015	129,849	$23.15	129,849	164,093	12,107,835
October 1, 2015 - October 31, 2015	211,040	$23.19	211,040	164,562	7,214,395
November 1, 2015 - November 30, 2015	199,391	$22.11	199,391	164,562	2,806,575
December 1, 2015 - December 31, 2015	118,746	$22.39	118,746	164,562	148,008
Total	1,322,846	$25.34	1,322,846	164,562	$148,008

During the year ended December 31, 2016, the Company did not repurchase shares of the Company’s common stock, par value $0.01 per share, other than shares deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The chart and footnotes below provide detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1, 2016	—	$—	—	164,562	$148,008
January 1, 2016 – January 31, 2016	—	—	—	480,645	148,008
February 1, 2016 – February 29, 2016	—	—	—	480,645	148,008
March 1, 2016 – March 31, 2016	—	—	—	480,645	148,008
April 1, 2016 – April 30, 2016	—	—	—	481,497	148,008
May 1, 2016 – May 31, 2016	—	—	—	481,497	148,008
June 1, 2016 – June 30, 2016	—	—	—	495,378	148,008
July 1, 2016 – July 31, 2016	—	—	—	500,687	148,008
August 1, 2016 – August 31, 2016	—	—	—	500,687	148,008
September 1, 2016 – September 30, 2016	—	—	—	500,687	148,008
October 1, 2016 – October 31, 2016	—	—	—	500,996	148,008
November 1, 2016 – November 30, 2016	—	—	—	500,996	148,008
December 1, 2016 – December 31, 2016	—	—	—	500,996	148,008
Total	—	—	—	500,996	$148,008

During the year ended December 31, 2017, the Company did not repurchase shares of the Company’ s common stock, par value $0.01 per share, other than shares deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The chart and footnotes below provide detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1, 2017	—	$—	—	500,996	$148,008
January 1, 2017 – January 31, 2017	—	—	—	744,718	148,008
February 1, 2017 – February 28, 2017	—	—	—	744,718	148,008
March 1, 2017 – March 31, 2017	—	—	—	744,718	148,008
April 1, 2017 – April 30, 2017	—	—	—	745,782	148,008
May 1, 2017 – May 31, 2017	—	—	—	757,398	148,008
June 1, 2017 – June 30, 2017	—	—	—	779,133	148,008
July 1, 2017 – July 31, 2017	—	—	—	779,930	148,008
August 1, 2017 – August 31, 2017	—	—	—	779,930	148,008
September 1, 2017 – September 30, 2017	—	—	—	779,930	148,008
October 1, 2017 – October 31, 2017	—	—	—	780,725	148,008
November 1, 2017 – November 30, 2017	—	—	—	780,725	148,008
December 1, 2017 – December 31, 2017	—	—	—	780,725	148,008
Total	—	—	—	780,725	$148,008

(1)
On December 9, 2011, the Company’s Board of Directors approved a stock repurchase program for its common stock, under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued in that year under the Company’s equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate us to repurchase any shares, may be suspended or discontinued at any time, and is funded using the Company’s available cash.

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

(3)
The Company was deemed to have repurchased 49,512 and 68,065 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants during the years ended December 31, 2016 and 2017, respectively. During the year ended December 31, 2015, the Company was deemed to have repurchased 56,272 shares of common stock forfeited by employees to satisfy minimum tax withholding requirements in connect with the vesting of restricted stock grants and to cover the exercise and minimum tax-withholding requirements of expiring stock options. These repurchases were not part of the stock repurchase program authorized by the Company’s Board of Directors.

During the year ended December 31, 2015, the Company repurchased and retired 1,322,846, shares of common stock. No shares of common stock were repurchased and retired in 2016 and 2017.

Note 12. Contingencies
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

Note 13. Concentration
APUS students utilize various payment sources and programs to finance their education expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veteran’s Affairs, or VA, education benefit programs; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs and other payments sources could have a significant impact on the Company’s operations. As of December 31, 2017 approximately 54% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from students by primary funding source for the years ended December 31, 2015, 2016 and 2017 is as follows:

	Year Ended December 31,
	2015	2016	2017
DoD tuition assistance programs	35%	36%	37%
Title IV programs	32%	29%	27%
VA education benefits	21%	22%	23%
Cash and other sources	12%	13%	13%
A summary of HCN Segment revenue derived from students by primary funding source for the years ended December 31, 2015, 2016 and 2017 is as follows:

	Year Ended December 31,
	2015	2016	2017
Title IV programs	86%	84%	83%
Cash and other sources	11%	13%	14%
VA education benefits	2%	3%	2%
A reduction in, or change to, any of these programs could have a significant impact on the Company’s operations and financial condition.
Note 14. Segment Information
The Company has two operating segments that are managed in the following reportable segments:

•American Public Education Segment, or APEI Segment, and
•Hondros College of Nursing Segment, or HCN Segment.

In accordance with FASB ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer. The Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for APEI and HCN.
A summary of financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Revenue
American Public Education Segment	$297,439	$283,941	$265,246
Hondros College of Nursing Segment	30,471	29,198	34,002
Total Revenue	$327,910	$313,139	$299,248
Depreciation and Amortization
American Public Education Segment	$19,337	$18,029	$17,376
Hondros College of Nursing Segment	1,183	1,355	1,400
Total Depreciation and Amortization	$20,520	$19,384	$18,776
Income from operations before interest income and income taxes
American Public Education Segment	$48,967	$41,916	$30,873
Hondros College of Nursing Segment	3,314	(3,640)	3,986
Total income from operations before interest income and income taxes	$52,281	$38,276	$34,859
Interest Income, Net
American Public Education Segment	$115	$116	$185
Hondros College of Nursing Segment	—	—	—
Total Interest Income, Net	$115	$116	$185
Income Tax Expense
American Public Education Segment	$18,788	$16,322	$10,289
Hondros College of Nursing Segment	1,284	(1,382)	1,204
Total Income Tax Expense	$20,072	$14,940	$11,493
Capital Expenditures
American Public Education Segment	$24,541	$12,912	$10,414
Hondros College of Nursing Segment	1,461	914	441
Total Capital Expenditures	$26,002	$13,826	$10,855

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
	2016	2017
Assets
American Public Education Segment	$267,260	$287,656
Hondros College of Nursing Segment	48,360	51,382
Total Assets	$315,620	$339,038

Note 15. Subsequent Events

APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. In the 2016 Title IV compliance audit Final Audit Determination letter dated January 29, 2018, ED conveyed its finding that funds had not been returned timely. Under ED regulations, if the institution’s annual Title IV compliance audit for either of its two most recently completed fiscal years finds that Title IV funds were not returned timely for 5% or more of students sampled in the audit, the institution generally must submit an irrevocable letter of credit. ED also noted that a similar finding had been made in an open program review with respect to which APUS has not yet received a program review report. In connection with the finding, ED indicated that APUS must post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016, which results in a requirement for a letter of credit of approximately $700,000. On February 15, 2018, APUS requested that ED reconsider its finding that APUS had made untimely returns.
HCN has an in-process application for accreditation by ABHES, an accrediting agency that is recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting. If HCN does not obtain accreditation from ABHES, or if ACICS does not receive new initial recognition from ED, by June 12, 2018, HCN will lose its ability to participate in the Title IV programs. The ineligibility of HCN to participate in Title IV programs would have a material adverse effect on HCN’s enrollments and on our revenue, results of operations, and financial condition.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2017
Revenue	$75,688	$72,196	$73,279	$78,085
Income from operations before income taxes	8,318	6,333	7,616	12,777
Net income	4,509	3,829	4,366	8,417
Net income per common share:
Basic	$0.28	$0.24	$0.27	$0.52
Diluted	$0.28	$0.23	$0.27	$0.51
2016
Revenue	$83,966	$76,745	$73,803	$78,625
Income from operations before income taxes	16,007	10,697	429	11,259
Net income	10,340	6,596	326	6,893
Net income per common share:
Basic	$0.64	$0.41	$0.02	$0.43
Diluted	$0.64	$0.41	$0.02	$0.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Our independent auditors, RSM US LLP, who audited and reported on the Consolidated Financial Statements of the Company included in this Annual Report, have also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in its report that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
American Public Education, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited American Public Education, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  RSM US LLP
Richmond, VA
February 27, 2018

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
Additional Information
The additional information regarding directors, executive officers, and corporate governance required by this Item is hereby incorporated by reference from the information contained under the captions “Corporate Governance Standards and Director Independence,” “Board Committees and Their Functions,” “Director Nominations and Communication with Directors,” “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2017 with respect to our 2018 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference from the information contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2017 with respect to our 2018 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is hereby incorporated by reference from the information contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2017 with respect to our 2018 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference from the information contained under the captions “Certain Relationships and Related Persons Transactions” and “Board Independence and Leadership Structure” in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2017 with respect to our 2018 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated by reference from the information contained under the captions “Principal Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2017 with respect to our 2018 Annual Meeting of Stockholders.

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

AMERICAN PUBLIC EDUCATION, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2017:
American Public Education Segment	$4,712	$2,631	$(4,090)	$3,253
Hondros College of Nursing Segment	3,365	2,040	(2,382)	3,023
Allowance for receivables	$8,077	$4,671	$(6,472)	$6,276
Year ended December 31, 2016:
American Public Education Segment	$10,286	$4,861	$(10,435)	$4,712
Hondros College of Nursing Segment	2,726	1,898	(1,259)	3,365
Allowance for receivables	$13,012	$6,759	$(11,694)	$8,077
Year ended December 31, 2015:
American Public Education Segment	$8,461	$11,203	$(9,378)	$10,286
Hondros College of Nursing Segment	2,238	1,511	(1,023)	2,726
Allowance for receivables	$10,699	$12,714	$(10,401)	$13,012

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fourth Amended and Restated Bylaws of the Company (7)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
10.1+	American Public Education, Inc. 2002 Stock Incentive Plan, as amended (2)
10.2+	American Public Education, Inc. 2007 Omnibus Incentive Plan (2)
10.3+	American Public Education, Inc. 2011 Omnibus Incentive Plan (5)
10.4+	American Public Education, Inc. 2017 Omnibus Incentive Plan (9)
10.5+	American Public Education, Inc. Executive Severance Plan (9)
10.6+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.7+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (4)
10.8+	APUS Non-Qualified Plan (6)
10.9+	Form of Indemnification Agreement with directors and executive officers (2)
10.10+	Amended and Restated Employment Agreement dated May 31, 2016, by and between American Public University System, Inc., American Public Education, Inc. and Wallace E. Boston, Jr. (10)
10.11+	Amended and Restated Executive Employment Agreement dated May 31, 2016, by and among American Public University System, Inc., American Public Education, Inc. and Karan Powell (11)
10.12+	Letter Agreement dated September 28, 2017 by and among American Public Education, Inc., American Public University System, Inc. and Karan H. Powell (8)
10.13+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (3)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of RSM US LLP (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.

(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 10, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on December 15, 2016.
(8)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on September 29, 2017.
(9)	Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 15, 2017.
(10)
Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 001-33810), filed with the Commission on August 9, 2016.

(11)	Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 1, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	February 27, 2018	By:	/s/ Dr. Wallace E. Boston
		Name:	Dr. Wallace E. Boston
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Dr. Wallace E. Boston	February 27, 2018	President, Chief Executive Officer and Director
Dr. Wallace E. Boston		(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	February 27, 2018	Executive Vice President and
Richard W. Sunderland, Jr.		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Barbara G. Fast	February 27, 2018	Chairperson of the Board of Directors
Barbara G. Fast

/s/ Eric C. Andersen	February 27, 2018	Director
Eric C. Andersen

/s/ Jean C. Halle	February 27, 2018	Director
Jean C. Halle

/s/ Barbara Kurshan	February 27, 2018	Director
Barbara Kurshan

/s/ Timothy J. Landon	February 27, 2018	Director
Timothy J. Landon

/s/ William G. Robinson, Jr.	February 27, 2018	Director
William G. Robinson, Jr.

ITEM 16. FORM 10-K SUMMARY
None.