Form 10-Q
period 2018-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2018-05-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The total number of shares of common stock outstanding as of May 4, 2018 was 16,399,199.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of March 31, 2018	As of December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$186,168	$179,205
Accounts receivable, net of allowance of $6,181 in 2018 and $6,276 in 2017	7,924	7,136
Prepaid expenses	7,409	4,792
Total current assets	201,501	191,133
Property and equipment, net	90,247	92,374
Investments	12,280	12,481
Goodwill	33,899	33,899
Other assets, net	8,304	9,151
Total assets	$346,231	$339,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,952	$8,844
Accrued liabilities	15,744	13,423
Deferred revenue	21,957	19,374
Income tax payable	2,668	1,710
Total current liabilities	45,321	43,351
Deferred income taxes	7,131	6,281
Total liabilities	52,452	49,632

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,399 issued and outstanding in 2018; 16,268 issued and outstanding in 2017	164	163
Additional paid-in capital	180,735	180,674
Retained earnings	112,880	108,569
Total stockholders’ equity	293,779	289,406
Total liabilities and stockholders’ equity	$346,231	$339,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenue	$74,967	$75,688
Costs and expenses:
Instructional costs and services	29,686	28,956
Selling and promotional	15,581	15,435
General and administrative	18,888	17,756
Loss on disposals of long-lived assets	128	490
Depreciation and amortization	4,522	4,744
Total costs and expenses	68,805	67,381
Income from operations before interest income and income taxes	6,162	8,307
Interest income	493	11
Income before income taxes	6,655	8,318
Income tax expense	1,865	3,849
Equity investment (loss) income	(201)	40
Net income	$4,589	$4,509

Net Income per common share:
Basic	$0.28	$0.28
Diluted	$0.28	$0.28
Weighted average number of common shares:
Basic	16,359,792	16,190,061
Diluted	16,534,053	16,320,858

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Operating activities
Net income	$4,589	$4,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,522	4,744
Stock-based compensation	1,843	1,246
Equity investment loss (income)	201	(40)
Deferred income taxes	850	2,588
Loss on disposals of long-lived assets	128	490
Other	38	20
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(788)	749
Prepaid expenses and other assets	(2,380)	(2,196)
Income tax receivable	—	(4,233)
Accounts payable	(3,892)	(2,016)
Accrued liabilities	1,870	(2,783)
Income taxes payable	958	(559)
Deferred revenue	2,305	2,535
Net cash provided by operating activities	10,244	5,054
Investing activities
Capital expenditures	(1,427)	(1,670)
Capitalized program development costs and other assets	(239)	(627)
Net cash used in investing activities	(1,666)	(2,297)
Financing activities
Cash paid for repurchase of common stock	(1,615)	(1,402)
Cash received from issuance of common stock	—	98
Net cash used in financing activities	(1,615)	(1,304)
Net increase in cash and cash equivalents	6,963	1,453
Cash and cash equivalents at beginning of period	179,205	146,351
Cash and cash equivalents at end of period	$186,168	$147,804

Supplemental disclosure of cash flow information
Income taxes paid	$—	$6,052

The accompanying notes are an integral part of these Consolidated Financial Statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 84,700 students through two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, and public service communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students at five campuses in Ohio, as well as online, to serve the needs of the nursing and healthcare communities. HCN is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education.

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

Principles of Consolidation

The accompanying unaudited interim Consolidated Financial Statements include accounts of APEI and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, or the Annual Report.

Index

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in these unaudited interim Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each subsidiary institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets was approximately $2.0 million at March 31, 2018 and $2.3 million at December 31, 2017. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows because these restricted funds are related to a core activity of its operations.
Revenue

The Company adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition.
The Company applied ASC 606 using the modified retrospective approach. The cumulative effect of initially applying ASC 606 was recognized as an adjustment to retained earnings at January 1, 2018. Prior periods have not been adjusted, and therefore comparative information continues to be reported under Topic 605, Revenue Recognition. The adoption of ASC 606 had the following impacts on the Company’s Consolidated Balance Sheet (unaudited):

	Balance at December 31, 2017	Adjustments from adoption of ASC 606	Balance at January 1, 2018
	(In thousands)
Consolidated Balance Sheet
Deferred revenue	$19,374	$379	$19,753
Deferred income taxes	6,281	(101)	6,180
Retained earnings	108,569	(278)	108,291
In accordance with the new revenue standard’s requirements, the impact of adoption on the Company’s Consolidated Balance Sheet at March 31, 2018 and its Consolidated Statement of Income of the three months ended March 31, 2018 were as follows (unaudited):

	As of March 31, 2018
	As Reported	Adjustment	Balance without adoption
Consolidated Balance Sheet	(In thousands)
Liabilities
Deferred revenue	$21,957	$(423)	$22,380
Deferred income taxes	7,131	113	7,244
Equity
Retained earnings	112,880	310	113,190

Index

	Three Months Ended March 31, 2018
	As Reported	Adjustment	Balance without adoption
Consolidated Statement of Income	(In thousands)
Revenue	$74,967	$(44)	$75,011
Income tax expense	1,865	12	1,877

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and to recognize the changes in fair value within net income. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption was not permitted. The Company adopted this standard effective January 1, 2018. The Company accounts for its investment in RallyPoint Networks, Inc., or RallyPoint, in accordance with ASU 2016-01 and ASC 321, Investments - Equity Securities. For each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. During the three months ended March 31, 2018, the Company determined that impairment indicators existed and utilized an independent valuation firm to assess the fair value of the investment. The interim assessment concluded that the fair value of its investment was less than the carrying amount resulting in a non-cash pre-tax impairment charge of $0.5 million. This impairment charge is included in equity investment loss in the interim Consolidated Statements of Income.

The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs issued subsequent to the filing of the Annual Report on February 27, 2018 were assessed and determined to be either inapplicable or expected to have minimal impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Revenue

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with previous accounting under ASC 605, Revenue Recognition.

The following is a description of principal activities from which the Company generates its revenue.

Instructional services. Instructional services revenue includes tuition, technology, and laboratory fees. The Company generally recognizes revenue as instructional services are provided over the period or term, which is, for APUS, either an eight- or sixteen-week period, and for HCN, a quarterly term. Tuition is charged by course or term, technology fees are charged to APUS students on a per course basis, and laboratory fees are charged to HCN students on a per term basis, when applicable. Generally, instructional services are billed when a course or term begins, and paid within thirty days of the bill date.

Graduation fees. APUS graduation fee revenue represents a one-time, non-refundable $100 fee per degree, charged to students upon submission of a program graduation application. The fee covers administrative costs associated with completing a review of the student’s academic and financial standing prior to graduation. The Company recognizes revenue once graduation review services are completed. Generally, graduation fees are billed and paid when the student submits the graduation application.

Textbook and other course material fees. Textbook and other course materials revenue represent fees related to the sale of textbooks and other course materials to HCN students. Revenue is recognized at the beginning of the term when the textbooks and other course materials fees are billed. Payment is generally received within thirty days of the bill date. Sales tax collected from students on the sale of textbooks and other course materials is excluded from revenue.

Other fees. Other fees revenue represent one-time, non-refundable fees such as: application, enrollment, transcript, and other miscellaneous fees. Generally other fees revenue is recognized when the fee is charged to the student which coincides with the specific obligation to the student.

Index

Disaggregation of Revenue
In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (unaudited).

	Three Months Ended March 31, 2018
	(In thousands)
	APEI	HCN	Consolidated
Instructional services, net of grants and scholarships	$65,206	$8,061	$73,267
Graduation fees	276	—	276
Textbook and other course materials	—	1,122	1,122
Other fees	186	116	302
Total Revenue	$65,668	$9,299	$74,967

APUS provides a tuition grant to support students who are U.S. Military active-duty service members, National Guard, reservists, military spouses and dependents, and veterans as well as a grant to cover the technology fee for students using DoD tuition assistance programs. APUS and HCN also provide scholarships to certain students to assist them financially with their educational goals.

The statement of retained earnings at January 1, 2018 was adjusted by $278,000 to reflect the after tax impact related to the adoption of ASC 606, related to the recognition of graduation fees revenue at APUS. There were no adjustments to any other revenue type as a result of the adoption of ASC 606.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of March 31, 2018 and December 31, 2017.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course, in the case of APUS, or starts a term, in the case of HCN, and revenue is recognized as described earlier in this footnote. Deferred revenue at March 31, 2018 was $22.0 million and includes $13.0 million in future revenue that has not yet been earned for courses and terms that are in progress as well as $9.0 million in advanced consideration received for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.

The Company has elected, as a practical expedient, to not disclose the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.

When the Company begins providing the performance obligation, a contract receivable is created, resulting in accounts receivable on the Company’s Consolidated Balance Sheets. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, a practical expedient, to evaluate if a contract exists and to assess collectability at the time of contract inception based on historical experience. Contracts are subsequently reviewed for collectability if significant events or circumstances indicate a change.
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment and the historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due receivables.
Refund Policies
The Company provides a stated period of time during which students may withdraw from a class, for APUS, or a term, for HCN, without further financial obligation resulting in a refund liability. The refund policy for each company is as follows:
American Public University System

Index

APUS’s tuition revenue varies from period to period based on the number of net course registrations and the volume of undergraduate versus graduate registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program which remits payments directly to APUS. If one of the various other payment options is confirmed as secured, the student is allowed to start the course. These other payment options can delay the receipt of payment up until the course starts or longer, resulting in the recording of an account receivable at the beginning of each session. Tuition revenue for sessions in progress that have not been earned by APUS is presented as deferred revenue in the accompanying Consolidated Balance Sheets.
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
If a student withdraws during the academic term, APUS calculates the portion of instructional services and other fees that are non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.
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

Index

Quarterly Term

Withdrawal Date	Tuition Refund Percentage
Before first full calendar week of the quarter	100%
During first full calendar week of the quarter	75%
During second full calendar week of the quarter	50%
During third full calendar week of the quarter	25%
During fourth full week of the quarter	No Refund
Students affiliated with certain organizations may have an alternate refund policy.
If a student withdraws during the term, HCN calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.
Refund Liability
APUS uses the portfolio approach and applies the expected value method to determine if a refund liability exists. This requires management judgment and the use of estimates and historical data to assess the likelihood and magnitude of a revenue reversal due to a refund liability. Due to the short- duration of the courses, and the refund policy described above, any uncertainty regarding a student’s withdrawal is resolved in a short time period. Based on measurement and analysis, the Company determined that a significant reversal in the cumulative amount of revenue recognized is not expected. The Company includes this estimate in the transaction price. There are approximately $15,000 of refund liabilities for APUS included in deferred revenue. APUS updates the measurement of the refund liability at the end of each reporting period for changes in expectations, and if the reversal becomes significant would recognize the corresponding adjustments to revenue.

Because each HCN term coincides with the Company’s fiscal quarter period, there is no refund liability as of March 31, 2018.

Note 4. Property and Equipment

All property and equipment is recorded at cost less accumulated depreciation and amortization, except the acquired assets of HCN, which were recorded at fair value at the acquisition date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Different depreciation and amortization methods are used for tax purposes. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.

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

Note 5. Investments

On December 21, 2015, the Company made a $3.5 million investment in preferred stock of RallyPoint, an online social network for members of the military, representing approximately 12% of its fully diluted equity. On October 24, 2017, the Company made an additional $0.3 million investment in preferred stock of Rally Point. Subsequent to the additional investment, the Company’s fully diluted ownership was unchanged and the Company continues to be entitled to two board observer seats. The Company accounts for its investment in RallyPoint in accordance with ASC 321, Investments - Equity Securities. At each reporting period the Company completes a qualitative assessment considering impairment indicators to

Index

evaluate whether the investment is impaired. During the three months ended March 31, 2018, the Company determined that impairment indicators existed and utilized an independent valuation firm to assess the fair value of the investment. The interim assessment concluded that the fair value of its investment was less than the carrying amount resulting in a non-cash pre-tax impairment charge of $0.5 million. This impairment charge is included in equity investment loss in the interim Consolidated Statements of Income.

Determining the fair value of our investments is judgmental in nature and requires the use of significant estimates and assumptions from management, including with respect to revenue growth rates, operating margins, and future economic market conditions, among others. Additionally, the valuation firm’s analysis includes significant assumptions about discount rates and valuation multiples. There can be no assurance that the estimates and assumptions made for purposes of our investment impairment testing will prove to be accurate predictions of the future. If our assumptions are not realized, we may record additional impairments in future periods. It is not possible at this time to determine if any such impairment charge would result or, if it does, whether such charge would be material.

Note 6. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were no anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2018. There were 134,747 anti-dilutive stock options excluded from the calculation for the three months ended March 31, 2017.

Note 7. Income Taxes

The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions. For Federal and state tax purposes, the tax years from 2014 to 2017 remain open to examination.

The Company recognized tax expense for the three months ended March 31, 2018 and March 31, 2017 of $1.9 million and $3.8 million, respectively, or effective tax rates of 28.9% and 46.1%, respectively. The effective tax rate for the three months ended March 31, 2018 reflects the reduction in the federal corporate tax rate to 21% from the prior existing maximum rate of 35% effective January 1, 2018 under the U.S. Tax Cuts and Jobs Act, or the Tax Act. The effective tax rate for the three months ended March 31, 2018 includes approximately $0.2 million in additional income tax expense due to ASU 2016-09, Compensation - Stock Compensation (Topic 718). The effective tax rate for the three months ended March 31, 2017 includes approximately $0.5 million in additional income tax expense due to ASU 2016-09.

Note 8. Stock-Based Compensation

On March 31, 2017 the Company’s Board of Directors adopted the American Public Education, Inc. 2017 Omnibus Incentive Plan, or the 2017 Incentive Plan, and on May 12, 2017, or the Effective Date, the Company’s stockholders approved the 2017 Incentive Plan, at which time the 2017 Incentive Plan became effective. Upon effectiveness of the 2017 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan. The 2017 Incentive Plan allows the Company to grant up to 1,675,000 shares, as well as shares of the Company’s common stock that were available for issuance under the 2011 Incentive Plan as of the Effective Date. In addition, the number of shares of common stock available under the 2017 Incentive Plan will be increased from time to time by the number of shares subject to outstanding awards granted under the 2011 Incentive Plan that terminate by expiration or forfeiture, cancellation or otherwise without issuance of such shares following the Effective Date. Prior to 2012, the Company issued a mix of stock options and restricted stock, but since 2011 the Company has not issued any stock options. The 2017 Incentive Plan includes a provision that allows individuals who have reached certain service and retirement eligibility criteria on the date of grant an accelerated service period of one year. The Company recognizes compensation expense for these individuals over the accelerated period.

Restricted Stock and Restricted Stock Unit Awards

Index

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The table below summarizes the restricted stock and restricted stock unit awards activity for the three months ended March 31, 2018 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2017	461,262	$20.91
Shares granted	274,723	$25.60
Vested shares	(191,280)	$20.95
Shares forfeited	(9,254)	$23.04
Non-vested, March 31, 2018	535,451	$23.23

Option Awards

The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. Prior to 2012, the Company calculated the expected term of stock option awards using the “simplified method” in accordance with Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacked historical data and was unable to make reasonable assumptions regarding the future. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not necessarily indicative of the reasonableness of the original estimates of fair value made under FASB ASC 718, Stock Compensation. Options previously granted vested ratably over periods of three to five years and expired seven to ten years from the date of grant. All of the Company’s remaining outstanding stock options expired during the three months ended March 31, 2018. Option activity is summarized as follows (unaudited):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2017	109,616	$37.52	0.01	—
Options granted	—	$—
Awards exercised	—	$—
Awards forfeited	(109,616)	$37.52
Outstanding, March 31, 2018	—	$—		$—

Exercisable, March 31, 2018	—	$—		$—

Index

Stock-Based Compensation Expense

Stock-based compensation expense charged against income during the three months ended March 31, 2018 and 2017 is as follows (unaudited):

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Instructional costs and services	$377	$312
Selling and promotional	240	175
General and administrative	1,226	759
Stock-based compensation expense in operating income	1,843	1,246
Tax benefit	(490)	(494)
Stock-based compensation expense, net of tax	$1,353	$752

As of March 31, 2018, there was $11.1 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock and restricted stock units. The total remaining cost is expected to be recognized over a weighted average period of 2.3 years.

Note 9. Segment Information

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

Index

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue:
American Public Education Segment	$65,668	$68,129
Hondros College of Nursing Segment	9,299	7,559
Total Revenue	$74,967	$75,688
Depreciation and amortization:
American Public Education Segment	$4,168	$4,406
Hondros College of Nursing Segment	354	338
Total Depreciation and amortization	$4,522	$4,744
Income from operations before interest income and income taxes:
American Public Education Segment	$5,130	$7,927
Hondros College of Nursing Segment	1,032	380
Total Income from operations before interest income and income taxes	$6,162	$8,307
Interest income, net:
American Public Education Segment	$485	$11
Hondros College of Nursing Segment	8	—
Total Interest income, net	$493	$11
Income tax expense:
American Public Education Segment	$1,621	$3,689
Hondros College of Nursing Segment	244	160
Total Income tax expense	$1,865	$3,849
Capital expenditures:
American Public Education Segment	$1,394	$1,566
Hondros College of Nursing Segment	33	104
Total Capital expenditures	$1,427	$1,670

A summary of the Company’s consolidated assets by reportable segment is as follows (current period unaudited):

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Assets:
American Public Education Segment	$294,315	$287,656
Hondros College of Nursing Segment	51,916	51,382
Total Assets	$346,231	$339,038

Note 10. Commitments and Contingencies

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

Index

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

In connection with APUS’s Title IV compliance audit for the year ended December 31, 2016, ED indicated that APUS must post an irrevocable letter of credit of approximately $700,000. APUS posted the letter of credit on March 28, 2018.

Note 11. Concentration

APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA education benefits; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s business, operations, financial condition and cash flows. As of March 31, 2018 approximately 54% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from APUS students by primary funding source for the three months ended March 31, 2018 and March 31, 2017 is included in the table below (unaudited).

	Three Months Ended March 31,
	2018	2017
DoD tuition assistance programs	37%	37%
Title IV programs	26%	27%
VA education benefits	24%	22%
Cash and other sources	13%	14%
A summary of HCN Segment revenue derived from students by primary funding source for the three months ended March 31, 2018 and March 31, 2017 is included in the table below (unaudited).

	Three Months Ended March 31,
	2018	2017
Title IV programs	82%	84%
Cash and other sources	15%	14%
VA education benefits	3%	2%
	100%	100%

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or “APEI,” and its subsidiary institutions collectively unless the context indicates otherwise. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements, including statements regarding our operations, performance and financial condition, strategic initiatives, and the regulatory and competitive environments affecting our business, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of our Annual Report, and in our various filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q in combination with the more detailed description of our business in our Annual Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 84,700 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our wholly owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, and public service communities. APUS is an online university system, which includes: American Military University, or AMU, which is focused on educating military students, and American Public University, or APU, which is focused on educating non-military students.

Index

APUS has approximately 82,700 students and offers 109 degree programs and 109 certificate programs in diverse fields of study including business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies, intelligence, and homeland security. APUS is regionally accredited by the Higher Learning Commission, or HLC.

In December 2016, APUS submitted a change in structure application to HLC in connection with APUS’s plan to enter into a shared services model with APEI. In November 2017, HLC invited APUS to submit updates to the application to address new HLC guidelines for review of shared services arrangements. The HLC Board of Trustees was tentatively scheduled to consider the application at its June 2018 meeting, but on April 26, 2018, HLC notified APUS that consideration of the application would be postponed until HLC’s November 2018 meeting. On February 7, 2018, HLC imposed a “governmental investigation” designation on APUS in connection with the Civil Investigative Demand described below, but notified APUS that it will continue to review APUS’s change in structure application while the governmental investigation designation remains active. HLC may, however, defer action on the application while the investigation is pending. HLC has indicated that it will review findings related to the designation, if any, when they occur and will determine whether such findings impact the change in structure application at that time. HLC previously planned to visit APUS in February 2017 as part of a standard comprehensive evaluation, but agreed to postpone that comprehensive evaluation until the third quarter of 2018 in light of the change in structure application process. We are unable to predict whether HLC will approve APUS’s application and whether or not such approval will be subject to limitations or conditions, including as related to the governmental investigation designation. Further, we are unable to predict what changes, if any, HLC may require to APUS’s organizational realignment and how such changes may impact our business, operations, financial condition, results of operations, and cash flows. The next comprehensive evaluation for reaffirmation of accreditation is scheduled for the 2020-2021 academic year.

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

On August 3, 2017, we received from the Attorney General of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID requires the production of documents and information relating to recruitment, enrollment, job placement and other matters. We continue to cooperate with the Attorney General’s office and cannot predict the eventual scope, duration or outcome of the investigation at this time, including whether any potential loss, or range of potential losses, is probable or reasonably estimable. Furthermore, we cannot predict what affect, if any, the CID will have on our financial position or results of operations.

On January 29, 2018, ED issued a Final Audit Determination letter in connection with APUS’s Title IV compliance audit for the year ended December 31, 2016, which identified a finding related to return of Title IV funds calculations that were not properly computed. In the letter, ED conveyed its finding that Title IV funds had not been returned timely for a sufficient percentage of students. Under ED regulations, if the institution’s annual Title IV compliance audit for either of its two most recently completed fiscal years finds that Title IV funds were not

Index

returned timely for 5% or more of students sampled in the audit, the institution generally must submit an irrevocable letter of credit. ED also noted that a similar finding had been made in an open program review with respect to which the Company has not yet received a program review report. In connection with the finding, ED indicated that the Company must post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016, which results in a requirement for a letter of credit of approximately $700,000. On February 15, 2018, the Company requested that ED reconsider its finding that the Company had made untimely returns. On March 27, 2018, ED responded confirming the requirement for a letter of credit, and on March 28, 2018, the Company posted the required letter of credit.

On February 7, 2018, HLC notified APUS that it is imposing a “governmental investigation” designation on APUS in connection with the CID. The designation is expected to remain in place until the office of the Attorney General of Massachusetts concludes its investigation, at which time HLC will review the circumstances of the situation and determine what further action HLC will take, if any. In imposing the designation, HLC reaches no conclusions about the merits of the investigation or its possible outcome. Imposition of the designation is accompanied by monitoring and a notice on HLC’s website that APUS is currently under governmental investigation. APUS must submit an interim report no later than June 4, 2018 providing an update regarding the status of the investigation. We cannot predict what actions HLC will take with respect to the designation, including whether it will have an effect on APUS’s pending change in structure application.

APUS implemented new general education requirements during the first quarter of 2018. These new requirements changed the courses that are required of all students. APUS incurred approximately $400,000 in costs related to the implementation of the new general education requirements in the first quarter of 2018 related to faculty realignment. While we believe the changes in the general education requirements are beneficial for our students and will result in a better and more positive educational experience, we cannot predict what effect, if any, these new requirements will have on the total number of registrations, student persistence, or our financial position or results of operations.

We regularly evaluate and review our costs and expenses. As part of that effort, in the first quarter of 2018 APUS initiated a voluntary reduction in force program for employees with more than eight years of service. The program resulted in a reduction of 48 employees, representing approximately 5% of APUS’s non-faculty workforce. APUS recorded expenses for termination benefits related to the workforce reduction in the first quarter of 2018 in accordance with FASB ASC 420, Exit or Disposal Cost Obligations. The Company incurred an aggregate of approximately $1.7 million of pre-tax expenses associated with employee severance benefits. APUS expects the reduction in force to result in pre-tax labor and benefits costs savings in 2018 to be in the range of approximately $1.7 million to $2.1 million, and in the range of approximately $2.1 million to $2.8 million on an annualized basis. These cost savings do not include expenses associated with employee severance benefits. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material. There is no certainty that the voluntary program, or any other expense reduction initiative, will have the intended benefits of reducing costs and expenses over the long-term, or whether there will be adverse impacts, including because of the loss of valuable employees.

In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which replaces the former process, the Military Voluntary Education Review. The ICP is an iterative process with three stages. APUS was notified on May 8, 2017 that it was included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP. On February 9, 2018, DoD issued an Iteration 1 Report for APUS that made two findings. With respect to recruiting, marketing, and advertising, DoD found some instances where attire worn by an individual providing testimonials on the institution’s public-facing website could be construed as similar to a distinctive part of military uniform. With respect to financial matters, DoD found a lack of information relating to the financial aid process, including the lack of a timeline for applying for financial aid. APUS was required develop a corrective action plan to address each of the findings within 30 days after receipt of the Iteration 1 Report and must resolve the findings and provide information to DoD about corrective actions taken within six months after receipt of the Iteration 1 Report. If the resolution cannot be completed within six months, APUS must submit a status report every three months until the finding is resolved. APUS submitted a corrective action plan to DoD on March 15, 2018. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the Memorandum of Understanding, or MOU, and termination of the institution’s participation in the DoD tuition assistance programs. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

Index

For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,040 students at five campuses in Ohio, as well as online. HCN offers a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN Program. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. HCN also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, or RN-to-BSN Program, predominately to students in Ohio.

HCN is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS. As a result of opening its new Toledo campus in January 2017, HCN applied to have the campus included in its accreditation with HCN. Acting on that application, ACICS included the Toledo campus in HCN’s accreditation through April 30, 2018 and conducted a site visit to the Toledo campus on January 31 - February 1, 2018. Subsequent to that site visit, HCN issued a number of findings related to a Campus Effectiveness Plan and a faculty development plan for the Toledo campus, and on May 8, 2018, ACICS notified HCN that the Toledo campus’s inclusion in HCN’s accreditation was extended until September 10, 2018, that HCN is required to submit additional materials in connection with the Toledo campus by the end of June 2018 and that HCN is on a compliance warning. If ACICS finds that the Toledo campus has failed to come into compliance with ACICS’s accreditation criteria related to the findings within a time frame established by ACICS, absent a finding of good cause for failure to do so, ACICS may take adverse action. Additional information on accreditation and risks of accreditation, including the loss of accreditation, can be found in our Annual Report.

By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS. On March 23, 2018, the United States District Court for the District of Columbia issued a Memorandum Opinion that remanded the December 2016 decision to the Secretary of ED for further proceedings. On April 4, 2018, the Secretary of ED issued a letter explaining that as a result of the remand, there is currently no final decision on the recognition petition that ACICS submitted to ED in January 2016, and accordingly ACICS’s status as a federally recognized accrediting agency is restored and effective as of December 12, 2016. ACICS will remain in that status until the Secretary of ED issues a final decision on ACICS’s recognition petition. We cannot predict what action the Secretary will take on ACICS’s recognition petition.

HCN has an in-process application for accreditation by Accrediting Bureau of Health Education Schools, or ABHES, an accrediting agency that is recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting. On March 30, 2018, HCN submitted to ABHES additional information in connection with ABHES’s consideration of HCN’s application.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Ohio Board of Nursing, or the OBN. Regulations of the OBN, which approve the Diploma in Practical Nursing, or the PN Program, and the Associate Degree in Nursing, or the ADN Program, require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. On March 8, 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for five consecutive years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. On March 8, 2018, the OBN released a final report of the ADN Program’s performance for calendar year 2017, which found that HCN’s ADN Program did not meet the OBN pass rate standard in 2017. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, that are designed to improve NCLEX scores over time but there is no assurance that these changes will be successful. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

Index

For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report.

Regulatory and Legislative Activity

By decision dated December 12, 2016, the Secretary of ED withdrew and terminated ED’s recognition of ACICS. On March 23, 2018, the United States District Court for the District of Columbia issued a Memorandum Opinion that remanded the December 2016 decision to the Secretary of ED for further proceedings. On April 4, 2018, the Secretary of ED issued a letter explaining that as a result of the remand, there is currently no final decision on the recognition petition that ACICS submitted to the Department in January 2016. Accordingly, ACICS’s status as a federally recognized accrediting agency is restored and effective as of December 12, 2016. ACICS will remain in that status until the Secretary of ED issues a final decision on ACICS’s recognition petition. See “Overview - Background - National Education Seminars, Inc.”

On June 16, 2017, ED announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the Final Gainful Employment, or GE, Regulations. ED held two public hearings and solicited written comment from the public with respect to the agenda for the negotiated rulemaking committee, which met for the first time in December 2017. We submitted written comments on the agenda for the negotiated rulemaking committee on July 12, 2017. The negotiated rulemaking committee held meetings in December 2017, February 2018, and March 2018, but the members of the committee did not reach consensus on proposed regulatory language. As a result, ED may propose regulatory language, with no obligation to use language negotiated or agreed-upon during the committee meetings. We cannot predict what regulations will be proposed or ultimately adopted as a result of this rulemaking process.

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

Summary of Results

For the three month period ended March 31, 2018, our consolidated revenue decreased from $75.7 million to $75.0 million, or by 1.0%, over the comparable prior year period. Our operating margins decreased from 11.0% to 8.2% for the three month period ended March 31, 2018, over the comparable prior year period. The three month period ended March 31, 2018 includes pre-tax expenses of approximately $1.7 million associated with the voluntary reduction in force program announced on March 12, 2018. The workforce reduction was substantially completed as of April 1, 2018.

For the three months ended March 31, 2018, the Company recognized pre-tax expense as follows for the voluntary reduction in force program:

Three Months Ended March 31, 2018
Instructional costs and services	$765
Selling and promotional	494
General and administrative	455
Total voluntary reduction in force expense	$1,714

For the three month period ended March 31, 2018, APEI Segment revenue decreased from $68.1 million to $65.7 million, or by 3.6%, over the comparable prior year period. APEI Segment operating margins decreased from 11.6% to 7.8% for

Index

the three month period ended March 31, 2018, over the comparable prior year period. Net course registrations at APUS for the three month period ended March 31, 2018 decreased from 86,800 to 83,300, or approximately 4.0%, over the comparable prior year period. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty. For the three month period ended March 31, 2018, APEI Segment expenses include pre-tax expenses of approximately $1.7 million associated with the voluntary reduction in force program announced on March 12, 2018. The workforce reduction was substantially completed on April 1, 2018.

For the three month period ended March 31, 2018, HCN Segment revenue increased from $7.6 million to $9.3 million, or by 23.0%, over the comparable prior year period. HCN Segment operating margins increased from 5.0% to 11.1% for the three month period ended March 31, 2018 over the comparable prior year period. Enrollment at HCN for the three month period ended March 31, 2018 increased from 1,710 to 2,040, or approximately 19.3%, over the comparable prior year period. HCN student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

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

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the year ending December 31, 2018, our Compensation Committee approved an annual incentive arrangement generally applicable to senior management employees, with the aggregate amount of any awards payable dependent upon the achievement of certain Company financial and operational goals as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding incentive awards is not expected to be made until after the results for the year ending December 31, 2018 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three months ended March 31, 2018 and March 31, 2017, we recognized an aggregate expense of approximately $1.1 million and $0.6 million, respectively, associated with our 2018 and 2017 incentive-based compensation plans.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has experienced rapid changes due to technological developments, evolving student needs, regulatory challenges, increased competition, and challenges in the military markets. We believe that these factors have contributed to a decline in net course registrations at APUS and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the “Overview” section of this Management’s Discussion and Analysis, that we believe over the long term may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful over the long term and cannot guarantee that we will be able to reverse our revenue decline. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of our institutions’ decline in enrollments and revenue, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to our Annual Report and the “Overview” section of this Management’s Discussion and Analysis.

Index

Our consolidated results for the three months ended March 31, 2018 and 2017 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

	Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	39.6	38.3
Selling and promotional	20.8	20.4
General and administrative	25.2	23.4
Loss on disposals of long-lived assets	0.2	0.6
Depreciation and amortization	6.0	6.3
Total costs and expenses	91.8	89.0

Income from operations before interest income and income taxes	8.2	11.0
Interest income	0.7	—

Income from operations before income taxes	8.9	11.0
Income tax expense	2.5	5.1
Equity investment (loss) income	(0.3)	0.1
Net Income	6.1%	6.0%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue. Our consolidated revenue for the three months ended March 31, 2018 was $75.0 million, a decrease of $0.7 million, or 1.0%, compared to $75.7 million for the three months ended March 31, 2017. The revenue decrease is due to a $2.4 million, or 3.6%, revenue decrease in our APEI Segment, partially offset by a $1.7 million, or 23.0%, revenue increase in our HCN Segment. The APEI Segment revenue decrease was primarily due to a 4.0% decrease in net course registrations. The HCN Segment revenue increase was primarily due to a 19.3% increase in student enrollment and an increase in revenue per student due to a change in student mix and other factors.

Costs and expenses. Costs and expenses for the three months ended March 31, 2018 were $68.8 million, an increase of $1.4 million, or 2.1%, compared to $67.4 million for the three months ended March 31, 2017. The increase in costs and expenses was primarily due to increased employee compensation costs in both our APEI Segment and our HCN Segment, including costs related to the voluntary reduction in force program implemented during the three months ended March 31, 2018 and additional stock-based compensation related to certain employees reaching retirement eligibility in our APEI Segment. These increased costs were partially offset by decreases in instructional materials costs, legal costs, bad debt expense and advertising costs in our APEI Segment. Costs and expenses as a percentage of revenue increased to 91.8% for the three months ended March 31, 2018, from 89.0% for the three months ended March 31, 2017. The increase in costs and expenses as a percentage of revenue was primarily due to the increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2018 were $29.7 million, representing an increase of $0.7 million, or 2.5%, from $29.0 million for the three months ended March 31, 2017. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs in our APEI Segment and HCN Segment, including costs related to the voluntary reduction in force

Index

program in our APEI Segment, partially offset by decreases in instructional materials expense in our APEI Segment. Instructional costs and services expenses as a percentage of revenue increased to 39.6% for the three months ended March 31, 2018, from 38.3% for the three months ended March 31, 2017. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to the increase in instructional costs and services expenses during a period when consolidated revenue decreased.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2018 were $15.6 million, representing an increase of $0.1 million, or 0.9%, from $15.4 million for the three months ended March 31, 2017. The increase in selling and promotional expenses was primarily the result of an increase in employee compensation costs related to the voluntary reduction in force program in our APEI Segment partially offset by decreases in advertising costs and marketing support materials expense in our APEI Segment. Selling and promotional expenses as a percentage of revenue increased to 20.8% for the three months ended March 31, 2018, from 20.4% for the three months ended March 31, 2017. The increase in selling and promotional expenses as a percentage of revenue was primarily due to the increase in selling and promotional expenses during a period when consolidated revenue decreased.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2018 were $18.9 million, representing an increase of $1.1 million, or 6.4%, from $17.8 million for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily related to increases in employee compensation costs related to the voluntary reduction in force program and additional stock-based compensation costs for retirement eligible employees in our APEI Segment partially offset by decreases in bad debt expense in our APEI Segment. Bad debt expense for the three months ended March 31, 2018 was $1.1 million, or 1.5% of revenue, compared to $1.4 million, or 1.9% of revenue in the prior year period. The decrease in bad debt expense was primarily due to changes in student mix, prior changes in admissions and verification processes, and changes in other processes. General and administrative expenses as a percentage of revenue increased to 25.2% for the three months ended March 31, 2018, from 23.4% for the three months ended March 31, 2017. The increase in general and administrative expenses as a percentage of revenue was primarily due to the increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended March 31, 2018 was $0.1 million as compared to $0.5 million for the three months ended March 31, 2017.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.5 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 6.0% for the three months ended March 31, 2018, from 6.3% for the three months ended March 31, 2017. The decrease in depreciation and amortization expenses as a percentage of revenue was due to our depreciation and amortization expenses decreasing at a rate greater than our consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.8 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense for the three months ended March 31, 2018 includes approximately $1.0 million of accelerated expense for employees who have reached retirement eligibility in our APEI Segment. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 8. Stock-Based Compensation” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Voluntary Reduction in Force expenses. Voluntary reduction in force expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.7 million for the three months ended March 31, 2018. There were no voluntary reduction in force expenses during the three months ended March 31, 2017.

Income tax expense. We recognized income tax expense for the three months ended March 31, 2018 and March 31, 2017 of $1.9 million and $3.8 million, respectively, or effective tax rates of 28.9% and 46.1%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2018 is primarily due to the reduction in the federal corporate tax rate to 21% from the prior existing maximum rate of 35% effective January 1, 2018 under the U.S. Tax Cuts and Jobs Act, or Tax Act, partially offset by additional income tax expense of approximately $0.2 million related to ASU 2016-09 Compensation - Stock Compensation (Topic 718). We anticipate that our effective tax rate prior to discrete tax benefits, may range from approximately 27% to 29% for 2018. The effective tax rate for the three months ended March 31, 2017 includes approximately $0.5 million in additional income tax expense due to ASU 2016-09. For additional information regarding our income tax expense, please refer to “Note 7. Income Taxes” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity investment (loss)/income. Equity investment loss was $0.2 million for the three months ended March 31, 2018 compared to income of $0.04 million for the three months ended March 31, 2017. The investment loss for the three months

Index

ended March 31, 2018 was due to an impairment on our investment in RallyPoint of $0.5 million partially offset by our share of earnings from other investments.

Net income. Our net income was $4.6 million for the three months ended March 31, 2018, compared to net income of $4.5 million for the three months ended March 31, 2017, an increase of $0.1 million. This increase was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue:
American Public Education Segment	$65,668	$68,129
Hondros College of Nursing Segment	9,299	7,559
Total Revenue	$74,967	$75,688
Income from operations before interest income and income taxes:
American Public Education Segment	$5,130	$7,927
Hondros College of Nursing Segment	1,032	380
Total Income from operations before interest income and income taxes	$6,162	$8,307

APEI Segment

For the three months ended March 31, 2018, the $2.5 million decrease to approximately $65.7 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased 4.0% to approximately 83,300 during the three months ended March 31, 2018 compared to the same period in 2017. We believe that the decrease in APUS’s net course registrations for the three months ended March 31, 2018 was primarily attributable to challenges associated with competition for students and challenges in the military market, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student net course registrations resulting in decreased returning student net course registrations. Income from operations before interest income and income taxes in our APEI Segment was $5.1 million during the three months ended March 31, 2018, a decrease of 35.3% compared to the same period of 2017, primarily as a result of the decrease in revenue resulting from lower net course registrations and increases in costs and expenses during the three months ended March 31, 2018, including expenses associated with the voluntary reduction in force.

HCN Segment

For the three months ended March 31, 2018, the $1.7 million increase to approximately $9.3 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN student enrollment increased 19.3% to approximately 2,040 students during the three months ended March 31, 2018 compared to the same period in 2017. Income from operations before interest income and income taxes in our HCN Segment was $1.0 million during the three months ended March 31, 2018, compared to $0.4 million in the same period of 2017 as a result of an increase in revenue from higher enrollments during the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the three months ended March 31, 2018 and March 31, 2017 with cash provided by operating income. Cash and cash equivalents were $186.2 million and $179.2 million at March 31, 2018 and December 31, 2017, respectively, representing an increase of $6.9 million, or 3.8%. Cash and cash equivalents at March 31, 2018 increased by $38.4 million from $147.8 million, or 26.0%, as compared to March 31, 2017.

Index

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

Operating Activities

Net cash provided by operating activities was $10.2 million and $5.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase in cash from operating activities was primarily due to timing of estimated tax payments, higher net income and other changes in working capital due to the timing of payments and receipts. For the three months ended March 31, 2018 the Company made no estimated tax payments compared to $6.1 million of aggregate estimated tax payments during the three months ended March 31, 2017. The Company expects to make estimated tax payments in the aggregate amount of $5.5 million during the second quarter of 2018 related to tax extensions and first quarter estimates. In connection with the voluntary reduction in force, the Company expects to pay approximately $1.7 million in employee severance costs during the second quarter of 2018.

Investing Activities

Net cash used in investing activities was $1.7 million and $2.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively. This decrease was primarily related to decreased capital expenditures and capitalized program development costs.

Financing Activities

Net cash used in financing activities was $1.6 million and $1.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase in cash used in financing activities for the three months ended March 31, 2018 was primarily related to increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted grants. For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Index

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2018. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. At March 31, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

There has been no material change to our market risk or interest rate risk during the three months ended March 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2018. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing revenue and net income, we implemented changes to our processes related to revenue recognition and the related control activities. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering information provided for disclosures.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 of Part I of our Annual Report. See also Note 10, “Commitments and Contingencies,” to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.”

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report and all of the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. With the exception of the following, there have been no material changes in the risk factors set forth in the Risk Factors section of our Annual Report.

If our institutions fail to maintain their institutional accreditation, they would lose the ability to participate in DoD tuition assistance programs and Title IV programs.

Index

Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in DoD tuition assistance programs and for an institution to become and remain eligible to participate in Title IV programs. APUS participates in DoD tuition assistance programs and Title IV programs, and HCN participates in Title IV programs. As described more fully in each operating segment’s section in “Our Institutions - Accreditation” and “Regulatory Environment - Accreditation” in our Annual Report, APUS is accredited by HLC, an institutional accrediting agency recognized by the Secretary of Education, and HCN is accredited by ACICS, an institutional accrediting agency that until December 2016 was recognized by the Secretary of Education. By decision dated December 12, 2016 the Secretary of ED withdrew and terminated ED’s recognition of ACICS. On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the United States District Court for the District of Columbia. On March 23, 2018, the United States District Court for the District of Columbia issued a Memorandum Opinion that remanded the December 2016 decision to the Secretary of ED for further proceedings. On April 4, 2018, the Secretary of ED issued a letter explaining that as a result of the remand, there is currently no final decision on the recognition petition that ACICS submitted to the Department in January 2016, and accordingly, ACICS’s status as a federally recognized accrediting agency is restored and effective as of December 12, 2016. ACICS will remain in that status until the Secretary of ED issues a final decision on ACICS’s recognition petition. We cannot predict what action the Secretary will take on ACICS’s recognition petition.

HCN continues to seek additional accreditation from the Accrediting Bureau of Health Education Schools, or ABHES, a national accreditor for allied health schools that is recognized by ED. On February 6, 2018, ABHES notified HCN that at its January 2018 meeting, ABHES acted to defer action on HCN’s application for initial accreditation until ABHES’s May 2018 meeting. On March 30, 2018, HCN submitted to ABHES additional information in connection with ABHES’s consideration of HCN’s application.

Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as to apply and wait for approval before making certain changes. For example, in connection with our organizational realignment, HLC requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC’s prior approval. APUS asked HLC to consider the change in structure application at the HLC Board of Trustees’ June 2018 meeting, subject to submission of updates to the application, and the HLC Board of Trustees was tentatively scheduled to consider the application at that meeting. However, on April 26, 2018, HLC notified APUS that consideration of the application would be postponed to HLC’s November 2018 meeting. In its February 7, 2018 letter to APUS imposing a governmental investigation designation, HLC notified APUS that it will continue to review APUS’s change in structure application while that designation remains active; however, HLC may defer action on the application while the investigation is pending. HLC has indicated that it will review findings related to the designation, if any, when they occur and will determine whether such findings impact the change in structure application at that time. For more information about the current status of the change of structure application, see “Regulatory Environment - Accreditation” in Part I, Item 1 of our Annual Report.

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

APUS is accredited by HLC. In June 2015, the National Advisory Committee on Institutional Quality and Integrity, or NACIQI, the panel charged with advising ED on whether to recognize accrediting agencies for Title IV purposes, voted to recommend that ED renew HLC’s recognition as an accrediting agency through December 2017. ED subsequently accepted NACIQI’s recommendation and scheduled HLC for consideration during NACIQI’s February 2018 meeting. At the February 2018 meeting, NACIQI voted to recommend that ED renew HLC’s recognition for five years. If HLC were to lose its recognition as an accrediting agency and APUS was unable to obtain recognition from another recognized accrediting agency, APUS would lose its eligibility to participate in Title IV programs and DoD tuition assistance programs. The inability of APUS

Index

to participate in Title IV programs would have a material adverse effect on enrollments, revenue, and results of operations.

HCN is accredited by ACICS. By decision dated December 12, 2016 the Secretary of ED withdrew and terminated ED’s recognition of ACICS. On December 15, 2016, ACICS filed a motion for a temporary restraining order and preliminary injunction against ED in the U.S. District Court for the District of Columbia. On March 23, 2018, the United States District Court for the District of Columbia issued a Memorandum Opinion that remanded the December 2016 decision to the Secretary of ED for further proceedings. On April 4, 2018, the Secretary of ED issued a letter explaining that as a result of the remand, there is currently no final decision on the recognition petition that ACICS submitted to the Department in January 2016, and accordingly, ACICS’s status as a federally recognized accrediting agency is restored and effective as of December 12, 2016. ACICS will remain in that status until the Secretary of ED issues a final decision on ACICS’s recognition petition. We cannot predict what action the Secretary of ED will take on ACICS’s recognition petition. The ineligibility of HCN to participate in Title IV programs would have a material adverse effect on HCN’s enrollments and on our revenue, results of operations, and financial condition.

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

APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. In a Final Audit Determination letter dated January 29, 2018, ED conveyed its finding that funds had not been returned timely. Under ED regulations, if the institution’s annual Title IV compliance audit for either of its two most recently completed fiscal years finds that Title IV funds were not returned timely for 5% or more of students sampled in the audit, the institution generally must submit an irrevocable letter of credit. ED also noted that a similar finding had been made in an open program review with respect to which APUS has not yet received a program review report. In connection with the finding, ED indicated that APUS must post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016, which results in a requirement for a letter of credit of approximately $700,000. On February 15, 2018, APUS requested that ED reconsider its finding that APUS had made untimely returns and the related requirement to submit a letter of credit. On March 27, 2018, ED responded confirming the requirement for a letter of credit, and on March 28, 2018, the Company posted the required letter of credit.

Participation in the tuition assistance programs of the DoD requires compliance with numerous regulations, with which the failure to comply could lead to a loss of an ability to participate in these programs or other adverse events.

In order to participate in the DoD tuition assistance programs, institutions must, among other things, comply with a Memorandum of Understanding, or MOU, that specifies terms and conditions of participation in DoD tuition assistance programs. By signing the MOU, APUS agreed to participate in DoD’s Third Party Education Assessment. In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which replaces the former process, the Military Voluntary Education Review. The ICP utilizes a sampling approach to regularly review the 2,700 educational institutions that participate in the DoD tuition assistance programs. APUS was notified on May 8, 2017 that it was included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP. On February 9, 2018, DoD issued an Iteration 1 Report for APUS that made two findings. With respect to recruiting, marketing, and advertising, DoD found some instances where attire worn by an individual providing testimonials on the institution’s public-facing website could be construed as similar to a distinctive part of military uniform. With respect to financial matters, DoD found a lack of information relating to the financial aid process, including the lack of a timeline for applying for financial aid. APUS must develop a corrective action plan to address each of the findings within 30 days after receipt of the Iteration 1 Report and must resolve the findings and provide information to DoD about corrective actions taken within six months after receipt of the Iteration 1 Report. If the resolution cannot be completed within six months, APUS must submit a status report every three months until the finding is resolved. APUS submitted a corrective action plan to DoD on March 15, 2018. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the MOU and termination of the institution’s participation in the DoD tuition assistance programs. If we are no

Index

longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

The inability of our institutions’ graduates to obtain professional licensure, employment or other outcomes in their chosen fields of study could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Ohio Board of Nursing, or the OBN. Regulations of the OBN, which approve the Diploma in Practical Nursing, or the PN Program, and the Associate Degree in Nursing, or the ADN Program, require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. On March 8, 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. On March 8, 2018 OBN released a final report of the ADN Program’s performance for calendar year 2017, which found that HCN’s ADN Program did not meet the OBN pass rate standard in 2017. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, that are designed to improve NCLEX scores over time but there is no assurance that these changes will be successful. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the period ended March 31, 2018, we did not repurchase any shares of our common stock other than shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2018	—	$—	—	780,725	$148,008
January 1, 2018 - January 31, 2018	—	—	—	1,044,116	148,008
February 1, 2018 - February 28, 2018	—	—	—	1,044,116	148,008
March 1, 2018 - March 31, 2018	—	—	—	1,044,116	148,008
Total	—	$—	—	1,044,116	$148,008

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

(3)
During the three month period ended March 31, 2018, we were deemed to have repurchased 61,215 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 to this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	May 8, 2018
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 8, 2018
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)