Form 10-Q
period 2018-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2018-08-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The total number of shares of common stock outstanding as of August 3, 2018 was 16,423,862.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of June 30, 2018	As of December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$193,597	$179,205
Accounts receivable, net of allowance of $6,011 in 2018 and $6,276 in 2017	6,999	7,136
Prepaid expenses	6,312	4,792
Income tax receivable	3,456	—
Total current assets	210,364	191,133
Property and equipment, net	87,460	92,374
Investments	12,309	12,481
Goodwill	33,899	33,899
Other assets, net	7,706	9,151
Total assets	$351,738	$339,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,546	$8,844
Accrued liabilities	14,896	13,423
Deferred revenue	19,934	19,374
Income tax payable	—	1,710
Total current liabilities	41,376	43,351
Deferred income taxes	7,253	6,281
Total liabilities	48,629	49,632

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,418 issued and outstanding in 2018; 16,268 issued and outstanding in 2017	164	163
Additional paid-in capital	183,607	180,674
Retained earnings	119,338	108,569
Total stockholders’ equity	303,109	289,406
Total liabilities and stockholders’ equity	$351,738	$339,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenue	$72,798	$72,196	$147,765	$147,884
Costs and expenses:
Instructional costs and services	28,967	29,834	58,653	58,790
Selling and promotional	13,284	14,008	28,865	29,443
General and administrative	17,594	16,632	36,482	34,388
Loss on disposals of long-lived assets	558	678	686	1,168
Depreciation and amortization	4,347	4,726	8,869	9,470
Total costs and expenses	64,750	65,878	133,555	133,259
Income from operations before interest income and income taxes	8,048	6,318	14,210	14,625
Interest income, net	661	15	1,154	26
Income before income taxes	8,709	6,333	15,364	14,651
Income tax expense	2,280	2,525	4,145	6,374
Equity investment (loss) income	29	21	(172)	61
Net income	$6,458	$3,829	$11,047	$8,338

Net Income per common share:
Basic	$0.39	$0.24	$0.67	$0.51
Diluted	$0.39	$0.23	$0.67	$0.51
Weighted average number of common shares:
Basic	16,408,408	16,240,955	16,384,234	16,214,304
Diluted	16,645,863	16,360,177	16,611,177	16,339,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$11,047	$8,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,869	9,470
Stock-based compensation	3,440	2,696
Equity investment loss (income)	172	(61)
Deferred income taxes	972	2,073
Loss on disposals of long-lived assets	686	1,168
Other	259	28
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	137	748
Prepaid expenses and other assets	(1,074)	(1,803)
Income tax receivable	(3,456)	(3,120)
Accounts payable	(2,298)	(442)
Accrued liabilities	2,240	(2,428)
Income taxes payable	(1,710)	(559)
Deferred revenue	282	163
Net cash provided by operating activities	19,566	16,271
Investing activities
Capital expenditures	(2,998)	(3,781)
Capitalized program development costs and other assets	(561)	(1,902)
Proceeds from sale of real property	—	1,493
Net cash used in investing activities	(3,559)	(4,190)
Financing activities
Cash paid for repurchase of common stock	(1,615)	(1,402)
Cash received from issuance of common stock	—	98
Net cash used in financing activities	(1,615)	(1,304)
Net increase in cash and cash equivalents	14,392	10,777
Cash and cash equivalents at beginning of period	179,205	146,351
Cash and cash equivalents at end of period	$193,597	$157,128

Supplemental disclosure of cash flow information
Income taxes paid	$5,409	$7,980

The accompanying notes are an integral part of these Consolidated Financial Statements

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 83,100 students through two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, and public service communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students at five campuses in Ohio, as well as online, to serve the needs of the nursing and healthcare communities. HCN is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS, and, effective June 11, 2018, the Accrediting Bureau for Health Education Schools, or ABHES, and the RN-to-BSN Program is accredited by the Commission on Collegiate Nursing Education. HCN anticipates enrolling students into a Medical Laboratory Technician program, or MLT Program, at its Cincinnati campus beginning in late 2018, subject to receipt of any required regulatory approvals.

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

The Company’s operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities at APUS, other corporate activities, and minority investments; and

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

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

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, or the Annual Report.

Index

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in these unaudited interim Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each subsidiary institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets was approximately $1.8 million at June 30, 2018 and $2.3 million at December 31, 2017.
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
In accordance with the new revenue standard’s requirements, the impact of adoption on the Company’s Consolidated Balance Sheet at June 30, 2018 and its Consolidated Statement of Income of the three and six months ended June 30, 2018 were as follows (unaudited):

	As of June 30, 2018
	As Reported	Adjustment	Balance without adoption
Consolidated Balance Sheet	(In thousands)
Liabilities
Deferred revenue	$19,934	$(362)	$19,572
Deferred income taxes	7,253	96	7,349
Equity
Retained earnings	119,338	266	119,604

Index

	Three Months Ended June 30, 2018
	As Reported	Adjustment	Balance without adoption
Consolidated Statement of Income	(In thousands)
Revenue	$72,798	$(60)	$72,738
Income tax expense	2,280	(16)	2,264

	Six Months Ended June 30, 2018
	As Reported	Adjustment	Balance without adoption
Consolidated Statement of Income	(In thousands)
Revenue	$147,765	$(16)	$147,749
Income tax expense	4,145	(4)	4,141

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases in addition to disclosing certain key information about leasing arrangements. Entities may elect not to recognize lease assets and liabilities for most leases with terms of 12 months or less. ASU 2016-02 required lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11 which allows companies to apply the requirements of ASU 2016-02 retrospectively, either in all prior periods presented, or through a cumulative adjustment in the year of adoption. This standard is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not plan to early adopt and is currently evaluating the impact this standard will have on its Consolidated Financial Statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Annual Report on February 27, 2018 were assessed and determined to be either inapplicable or expected to have minimal impact on the Company’s consolidated financial position and/or results of operations.

Index

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

Instructional services. Instructional services revenue includes tuition, technology, and laboratory fees. The Company generally recognizes revenue as instructional services are provided over the period or term, which is, for APUS, either an eight- or sixteen-week period, and for HCN, a quarterly term. Tuition is charged by course or term, technology fees are charged to APUS students on a per course basis, and technology and laboratory fees are charged to HCN students on a per term basis, when applicable. Generally, instructional services are billed when a course or term begins, and paid within thirty days of the bill date.

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

Other fees. Other fees revenue represents one-time, non-refundable fees such as application, enrollment, transcript, and other miscellaneous fees. Generally other fees revenue is recognized when the fee is charged to the student which coincides with the specific obligation to the student.

Disaggregation of Revenue
In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (unaudited):

	Three Months Ended June 30, 2018
	(In thousands)
	APEI	HCN	Consolidated
Instructional services, net of grants and scholarships	$63,204	$7,925	$71,129
Graduation fees	296	—	296
Textbook and other course materials	—	1,055	1,055
Other fees	192	126	318
Total Revenue	$63,692	$9,106	$72,798

	Six Months Ended June 30, 2018
	(In thousands)
	APEI	HCN	Consolidated
Instructional services, net of grants and scholarships	$128,410	$15,986	$144,396
Graduation fees	572	—	572
Textbook and other course materials	—	2,177	2,177
Other fees	378	242	620
Total Revenue	$129,360	$18,405	$147,765

Index

APUS provides a tuition grant to support students who are U.S. Military active-duty service members, National Guard, reservists, military spouses and dependents, and veterans as well as a grant to cover the technology fee for students using Department of Defense, or DoD, tuition assistance programs. APUS and HCN also provide scholarships to certain students to assist them financially with their educational goals.

The statement of retained earnings at January 1, 2018 was adjusted by $278,000 to reflect the after tax impact of the adoption of ASC 606, related to the recognition of graduation fees revenue at APUS. There were no adjustments to any other revenue type as a result of the adoption of ASC 606.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of June 30, 2018 and December 31, 2017.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course, in the case of APUS, or starts a term, in the case of HCN, and revenue is recognized as described earlier in this footnote. Deferred revenue at June 30, 2018 was $19.9 million and includes $11.5 million in future revenue that has not yet been earned for courses and terms that are in progress as well as $8.4 million in consideration received in advance for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.

The Company has elected, as a practical expedient, to not disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.

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
American Public University System
APUS’s tuition revenue varies from period to period based on the number of net course registrations and the volume of undergraduate versus graduate registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program which remits payments directly to APUS. If one of the various other payment options is confirmed as secured, the student is allowed to start the course. These other payment options can delay the receipt of payment up until the course starts or longer, resulting in the recording of an account receivable at the beginning of each session. Tuition revenue that has not yet been earned by APUS is presented as deferred revenue in the accompanying Consolidated Balance Sheets.
APUS refunds 100% of tuition for courses that are dropped before the conclusion of the first seven days of a course. The Company does not recognize revenue for dropped courses. After a course begins, APUS uses the following refund policy:

Index

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
If a student withdraws during the academic term, APUS calculates the portion of instructional services and technology fees that are non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.
Hondros College of Nursing.
HCN’s tuition revenue varies from period to period based on the number of students enrolled and the programs they are enrolled in. Students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer. These other payment options include payments by sponsors, financial aid, alternative loans, and payment plan options. Beginning July 1, 2018, HCN began offering an institutional loan program to students in the form of extended payment plan options. The extended payment plan options are designed to assist students with educational costs consisting of tuition, textbooks, and fees, and are only available after all other student financial assistance has been applied to those costs. Payment plans require monthly payments while the student is enrolled in a program and extend for a period up to six months after the last day of attendance or graduation. Interest does not accrue until the student departs the program or graduates. The institutional loans do not impose any origination fees and generally have a fixed rate of interest. Borrowers are advised about the terms of the loans and counseled to use all federal funding options. Generally, financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the second week of the term. Tuition revenue that has not yet been earned by HCN is presented as deferred revenue in the accompanying Consolidated Balance Sheets.

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

Index

If a student withdraws during the term, HCN calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.

Refund Liability
APUS uses the portfolio approach and applies the expected value method to determine if a refund liability exists. This requires management judgment and the use of estimates and historical data to assess the likelihood and magnitude of a revenue reversal due to a refund liability. Due to the short duration of the courses, and the refund policy described above, any uncertainty regarding a student’s withdrawal is resolved in a short time period. Based on measurement and analysis, the Company determined that a significant reversal in the cumulative amount of revenue recognized is not expected. The Company includes this estimate in the transaction price. At June 30, 2018, there was approximately $8,000 of refund liabilities for APUS included in deferred revenue. APUS updates the measurement of the refund liability at the end of each reporting period for changes in expectations, and if the reversal becomes significant would recognize the corresponding adjustments to revenue.

Because each HCN term coincides with the Company’s fiscal quarter period, there is no refund liability as of June 30, 2018.

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

Note 5. Investments

On December 21, 2015, the Company made a $3.5 million investment in preferred stock of RallyPoint, an online social network for members of the military, representing approximately 12% of its fully diluted equity. On October 24, 2017, the Company made an additional $0.3 million investment in preferred stock of Rally Point. Subsequent to the additional investment, the Company’s fully diluted ownership was unchanged and the Company continues to be entitled to two board observer seats. The Company accounts for its investment in RallyPoint in accordance with ASC 321, Investments - Equity Securities. At each reporting period the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. During the three months ended March 31, 2018, the Company determined that impairment indicators existed and utilized an independent valuation firm to assess the fair value of the investment. The interim assessment concluded that the fair value of its investment was less than the carrying amount resulting in a non-cash pre-tax impairment charge of $0.5 million. This impairment charge is included in equity investment loss in the interim Consolidated Statements of Income.

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

Index

additional impairments in future periods. It is not possible at this time to determine if any such impairment charge would result or, if it does, whether such charge would be material.

Note 6. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were no anti-dilutive stock options excluded from the calculation for the three and six months ended June 30, 2018. There were 129,009 and 131,867 anti-dilutive stock options excluded from the calculation for the three and six months ended June 30, 2017, respectively.

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

The Company recognized tax expense for the three months ended June 30, 2018 and 2017 of $2.3 million and $2.5 million, respectively, or effective tax rates of 26.1% and 39.7%, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized tax expense of $4.1 million and $6.4 million, respectively, or effective tax rates of 27.3% and 43.3%, respectively. The effective tax rate for the three and six months ended June 30, 2018 reflects the reduction in the federal corporate tax rate to 21% from the prior existing maximum rate of 35% effective January 1, 2018 under the U.S. Tax Cuts and Jobs Act, or the Tax Act. The effective tax rate for the six months ended June 30, 2018 includes approximately $0.2 million in additional income tax expense due to ASU 2016-09, Compensation - Stock Compensation (Topic 718). The effective tax rate for the six months ended June 30, 2017 includes approximately $0.5 million in additional income tax expense due to ASU 2016-09.

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

Restricted Stock and Restricted Stock Unit Awards

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The table below summarizes the restricted stock and restricted stock unit awards activity for the six months ended June 30, 2018 (unaudited):

Index

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2017	461,262	$20.91
Shares granted	302,123	$26.98
Vested shares	(220,571)	$21.28
Shares forfeited	(44,247)	$22.84
Non-vested, June 30, 2018	498,567	$24.22

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

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2017	109,616	$37.52	0.01	—
Options granted	—	$—
Awards exercised	—	$—
Awards forfeited	(109,616)	$37.52
Outstanding, June 30, 2018	—	$—		$—

Exercisable, June 30, 2018	—	$—		$—

Stock-Based Compensation Expense

Stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Instructional costs and services	$411	$417	$788	$729
Selling and promotional	22	184	262	359
General and administrative	1,164	849	2,390	1,608
Stock-based compensation expense in operating income	1,597	1,450	3,440	2,696
Tax benefit	(425)	(574)	(915)	(1,068)
Stock-based compensation expense, net of tax	$1,172	$876	$2,525	$1,628

Index

As of June 30, 2018, there was $8.5 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock and restricted stock units. The total remaining cost is expected to be recognized over a weighted average period of 1.9 years.

Note 9. Segment Information

The Company has two operating segments that are managed in the following reportable segments:

•American Public Education Segment, or APEI Segment; and

•Hondros College of Nursing Segment, or HCN Segment.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APEI and HCN Segments.

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
American Public Education Segment	$63,692	$64,304	$129,360	$132,433
Hondros College of Nursing Segment	9,106	7,892	18,405	15,451
Total Revenue	$72,798	$72,196	$147,765	$147,884
Depreciation and amortization:
American Public Education Segment	$3,988	$4,376	$8,156	$8,782
Hondros College of Nursing Segment	359	350	713	688
Total Depreciation and amortization	$4,347	$4,726	$8,869	$9,470
Income from operations before interest income and income taxes:
American Public Education Segment	$7,169	$5,663	$12,299	$13,590
Hondros College of Nursing Segment	879	655	1,911	1,035
Total Income from operations before interest income and income taxes	$8,048	$6,318	$14,210	$14,625
Interest income, net:
American Public Education Segment	$645	$15	$1,130	$26
Hondros College of Nursing Segment	16	—	24	—
Total Interest income, net	$661	$15	$1,154	$26
Income tax expense:
American Public Education Segment	$2,066	$2,279	$3,687	$5,968
Hondros College of Nursing Segment	214	246	458	406
Total Income tax expense	$2,280	$2,525	$4,145	$6,374
Capital expenditures:
American Public Education Segment	$1,434	$1,976	$2,828	$3,542
Hondros College of Nursing Segment	137	135	170	239
Total Capital expenditures	$1,571	$2,111	$2,998	$3,781

Index

A summary of the Company’s consolidated assets by reportable segment is as follows (current period unaudited):

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Assets:
American Public Education Segment	$299,269	$287,656
Hondros College of Nursing Segment	52,469	51,382
Total Assets	$351,738	$339,038

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

On August 3, 2017, the Company received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID required the production of documents and information relating to recruitment, enrollment, job placement and other matters. On August 6, 2018, APUS chose to enter into an Assurance of Discontinuance, or AOD, to resolve the inquiry. Pursuant to the terms of the AOD, and without any finding or admission of wrongdoing on APUS’s part, APUS agreed to make a payment of $270,000 to the Attorney General and otherwise to comply with applicable Massachusetts regulations.

In connection with APUS’s Title IV compliance audit for the year ended December 31, 2016, ED required APUS to post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016. APUS posted the letter of credit in the required amount, approximately $700,000, on March 28, 2018.

Note 11. Concentration

APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: DoD tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, education benefits; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s business, operations, financial condition and cash flows. As of June 30, 2018 approximately 55% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from APUS students by primary funding source for the three and six months ended June 30, 2018 and 2017 is included in the table below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
DoD tuition assistance programs	36%	36%	36%	36%
Title IV programs	26%	27%	26%	27%
VA education benefits	24%	23%	24%	23%
Cash and other sources	14%	14%	14%	14%

Index

A summary of HCN Segment revenue derived from students by primary funding source for the three and six months ended June 30, 2018 and 2017 is included in the table below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017
Title IV programs	83%	82%	83%	83%
Cash and other sources	15%	16%	15%	15%
VA education benefits	2%	2%	2%	2%

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 83,100 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

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

Index

APUS has approximately 81,100 students and offers 109 degree programs and 109 certificate programs in diverse fields of study including business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies, intelligence, and homeland security. APUS is regionally accredited by the Higher Learning Commission, or HLC.

In December 2016, APUS submitted a change in structure application to HLC in connection with APUS’s plan to enter into a shared services model with APEI. In November 2017, HLC issued new guidelines for review of shared services arrangements and invited APUS to submit updates to the application to address the new guidelines. APUS submitted its updates in May 2018. The HLC Board of Trustees was tentatively scheduled to consider the application at its June 2018 meeting, but in April 2018, HLC notified APUS that consideration of the application would be postponed until HLC’s November 2018 meeting. On February 7, 2018, HLC imposed a “governmental investigation” designation on APUS in connection with the Civil Investigative Demand described below, but notified APUS that it would continue to review APUS’s change in structure application while the governmental investigation designation remains active. HLC has indicated that it will review findings related to the designation, if any, when they occur and will determine whether such findings impact the change in structure application at that time. On August 7, 2018, APUS notified HLC that the Commonwealth of Massachusetts and APUS voluntarily entered into an Assurance of Discontinuance, or AOD, to resolve the Civil Investigative Demand. HLC previously planned to visit APUS in February 2017 as part of a standard comprehensive evaluation, but agreed to postpone that comprehensive evaluation until the third quarter of 2018 in light of the change in structure application process. HLC visited APUS on August 6 and 7, 2018 in connection with the standard comprehensive evaluation. We are unable to predict whether HLC will approve APUS’s application and whether or not such approval will be subject to limitations or conditions, including as related to the governmental investigation designation. Further, we are unable to predict what changes, if any, HLC may require to APUS’s organizational realignment and how such changes may impact our business, operations, financial condition, results of operations, and cash flows. The next comprehensive evaluation for reaffirmation of accreditation is scheduled for the 2020-2021 academic year.

In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. The program review remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether ED will place any liability or other limitations on APUS as a result of the review.

In April 2017, APUS continued to strengthen its admissions verification process by implementing new procedures for prospective non-military students, an effort that originated in April 2015 with the implementation of a requirement for prospective students to complete a free, noncredit admissions assessment. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. For example, in July 2017, APUS implemented a process requiring enhanced verification of prospective non-military students’ prior transcripts. These initiatives require significant time, energy and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition. Even if these initiatives successfully lead to the identification and enrollment of students who are likely to succeed and improving the student experience, they could result in adverse impacts on APUS enrollments.

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

On August 3, 2017, APUS received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID required the production of documents and information relating to recruitment, enrollment, job placement and other matters. On August 6, 2018 APUS chose to enter into an AOD to resolve the inquiry. Pursuant to the terms of the AOD, and without any finding or admission of wrongdoing on APUS’s part, APUS agreed to make a payment of $270,000 to the Attorney General and otherwise to comply with applicable Massachusetts regulations.

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

Index

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

On February 7, 2018, HLC notified APUS that it was imposing a “governmental investigation” designation on APUS in connection with the CID. The designation is expected to remain in place until the office of the Attorney General of Massachusetts concludes its investigation, at which time HLC will review the circumstances of the situation and determine what further action HLC will take, if any. In imposing the designation, HLC reached no conclusions about the merits of the investigation or its possible outcome. Imposition of the designation was accompanied by monitoring and a notice on HLC’s website that APUS is currently under governmental investigation. As required by HLC, on June 4, 2018, APUS submitted an interim report providing an update regarding the status of the investigation. On August 7, 2018, APUS notified HLC that the Commonwealth of Massachusetts and APUS voluntarily entered into an AOD on August 6, 2018 to resolve the CID. HLC will review the circumstances of the situation and determine what further action HLC will take, if any. We cannot predict what actions HLC will take with respect to the designation, including whether it will have an effect on APUS’s pending change in structure application.

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

In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which replaces the former process, the Military Voluntary Education Review. The ICP is an iterative process with three stages. APUS was notified on May 8, 2017 that it was included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP. On February 9, 2018, DoD issued an Iteration 1 Report for APUS that made two findings. With respect to recruiting, marketing, and advertising, DoD found some instances where attire worn by an individual providing testimonials on the institution’s public-facing website could be construed as similar to a distinctive part of military uniform. With respect to financial matters, DoD found a lack of information relating to the financial aid process, including the lack of a timeline for applying for financial aid. APUS submitted the required corrective action plan to DoD on March 15, 2018, and submitted evidence of corrective actions taken related to both findings in advance of the deadline for submission. On June 15, 2018, DoD notified APUS that DoD had reviewed the corrective action plan and determined the proposed actions appear to sufficiently address the findings in the Iteration 1 Report. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the Memorandum of Understanding, or MOU, and termination of the institution’s participation in the DoD tuition assistance programs. If

Index

we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

On May 30, 2018, Walmart announced that in connection with entering into a new arrangement for education benefits to its affiliates it will not be renewing its partnership agreement with APUS to offer academic courses and degree programs to Walmart associates effective June 2019. Walmart has also indicated that it will be working between now and then to transition to its new arrangement. For the year ended December 31, 2017, approximately 1.3% of our consolidated revenue was associated with students that enrolled with APUS in connection with its partnership with Walmart. We are unable to estimate the impact of the non-renewal of the agreement, or of Walmart’s transition activities in the current or future period.

For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,010 students at five campuses in Ohio, as well as online. HCN offers a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN Program. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. HCN also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, or RN-to-BSN Program, predominately to students in Ohio. HCN anticipates enrolling students into a Medical Laboratory Technician program, or MLT Program, at its Cincinnati campus beginning in late 2018, subject to receipt of any required regulatory approvals.

HCN is nationally accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS. As a result of opening its new Toledo campus in January 2017, HCN applied to have the campus included in its accreditation with ACICS. Acting on that application, ACICS included the Toledo campus in HCN’s accreditation through April 30, 2018 and conducted a site visit to the Toledo campus on January 31 - February 1, 2018. Subsequent to that site visit, ACICS issued a number of findings related to a Campus Effectiveness Plan and a faculty development plan for the Toledo campus, and on May 8, 2018, ACICS notified HCN that the Toledo campus’s inclusion in HCN’s accreditation was extended until September 10, 2018, that HCN is required to submit additional materials in connection with the Toledo campus by the end of June 2018 and that HCN is on a compliance warning. HCN subsequently timely submitted the requested additional materials. If ACICS finds that the Toledo campus has failed to come into compliance with ACICS’s accreditation criteria related to the findings within a time frame established by ACICS, absent a finding of good cause for failure to do so, ACICS may take adverse action.

ACICS requires accredited institutions to submit annually certain campus-level and program-level data for purposes of monitoring student achievement against established requirements, and a campus or program that fails to satisfy the requirements may be subject to various actions up to withdrawal of accreditation or may be required to cease enrollment in the program. On May 17, 2018, ACICS notified HCN that the program-level placement rates for the ADN Program at the Cleveland campus and the PN Program and the ADN at the Cincinnati campus were below the benchmark and therefore these programs were placed on reporting status and required to develop and implement improvement plans. On May 17, 2018, ACICS also notified HCN that the campus-level placement rates for the Cincinnati and Cleveland campuses were below the benchmark and therefore these campuses were placed on reporting status and required to develop and implement improvement plans.

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

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Ohio Board of Nursing, or the OBN. Regulations of the OBN, which approve the Diploma in Practical Nursing, or the PN Program, and the Associate Degree in Nursing, or the ADN Program, require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-

Index

time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. On March 8, 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. On March 8, 2018, the OBN released a final report of the ADN Program’s performance for calendar year 2017, which found that HCN’s ADN Program did not meet the OBN pass rate standard in 2017. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, that are designed to improve NCLEX scores over time but there is no assurance that these changes will be successful. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

On June 11, 2018, the Accrediting Bureau of Health Education Schools, or ABHES, an accrediting agency that is recognized by ED, notified HCN that at its May 2018 meeting, ABHES acted to grant HCN initial institutional accreditation through February 28, 2021. HCN has applied to ED for approval to designate ABHES, rather than ACICS, as its institutional accrediting agency for purposes of participation in the Title IV programs.

On June 28, 2018, ED notified HCN that its Program Participation Agreement is scheduled to expire December 31, 2018. ED requested that HCN submit a completed recertification application and all supporting documents no later than September 30, 2018.

Beginning July 1, 2018, HCN began offering an institutional loan program to students in the form of extended payment plan options. The extended payment plan options are designed to assist students with educational costs consisting of tuition, textbooks, and fees, and are only available after all other student financial assistance has been applied to those costs. Payment plans require monthly payments while the student is enrolled in a program and extend for a period up to six months after the last day of attendance or graduation. Interest does not accrue until the student departs the program or graduates. The institutional loans do not impose any origination fees and generally have a fixed rate of interest. Borrowers are advised about the terms of the loans and counseled to use all federal funding options.

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

On December 19, 2016, ED published final regulations on state authorization of programs offered through distance education, which were scheduled to go into effect on July 1, 2018. On June 29, 2018, ED announced that it would delay the effective date of the distance education portion of the state authorization final regulations until July 1, 2020. The foreign location authorization portions of the rule went into effect on July 1, 2018. On May 25, 2018, ED announced that it intends to commence negotiated rulemaking to reconsider the final state authorization regulations and develop revised regulations as necessary.

On June 16, 2017, ED announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the Final Gainful Employment, or GE, Regulations. ED held two public hearings and solicited written comment from the public with respect to the agenda for the negotiated rulemaking committee, which met for the first time in December 2017. We submitted written comments on the agenda for the negotiated rulemaking committee on July 12, 2017. The negotiated rulemaking committee held meetings in December 2017, February 2018, and March 2018, but the members of the committee did not reach consensus on proposed regulatory language. As a result, ED may propose regulatory language, with no

Index

obligation to use language negotiated or agreed-upon during the committee meetings. We cannot predict what regulations will be proposed or ultimately adopted as a result of this rulemaking process. On June 18, 2018, ED announced that while the rulemaking process is in progress, it intends to allow institutions until July 1, 2019 to comply with certain portions of the GE Regulations, that would require an institution subject to the GE Regulations to include GE program disclosures in promotional materials made available to prospective students and to distribute a copy of the disclosure template directly to prospective students before they sign an enrollment agreement, complete registration, or make a financial commitment to the institution.

On June 6, 2018, the Secretary of the Army issued Army Directive 2018-09, changing the Army tuition assistance eligibility policy by eliminating the one-year waiting period to pursue an undergraduate certificate or degree and the ten-year waiting period to pursue a graduate degree through use of tuition assistance. Under the new policy, effective beginning August 5, 2018, Army soldiers will be eligible for two tiers of tuition assistance depending on their current level of civilian education.

On July 12, 2018, DoD announced a change to the Post-9/11 GI Bill regarding the ability of service members to transfer their educational benefits to eligible family members. Beginning July 12, 2019, the eligibility to transfer the educational benefits will be limited to service members with at least six but fewer than 16 years of total service.

On July 31, 2018, ED published a notice of proposed rulemaking that, among other things, would establish a new federal standard for evaluating, and a process for adjudicating, borrower defenses to repayment of loans made under the Direct Loan Program on or after July 1, 2019. Under the proposed standard, an individual borrower could assert a defense to repayment based on the institution’s statement, act, or omission that is false, misleading, or deceptive. To be eligible for relief, the borrower would be required to demonstrate that the misrepresentation (1) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, (2) was relied upon by the borrower in making an enrollment decision, and (3) caused the student financial harm. ED would have discretion to determine the appropriate amount of relief. In addition, the proposed regulations would modify ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if its institution or location closes. The proposed regulations also would require institutions that require students to enter into pre-dispute arbitration agreements or class action waivers as a condition of enrollment to disclose those requirements in an easily accessible format. In addition, the proposed regulations would amend ED’s financial responsibility provisions in several respects. The proposed rules would identify certain conditions or events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection. ED is accepting public comments on the notice of proposed rulemaking until August 30, 2018. If final regulations are published by November 1, 2018, they could become effective as early as July 1, 2019.

On July 31, 2018, ED published in the Federal Register a notice of its intent to establish a negotiated rulemaking committee to prepare proposed regulations on several topics related to the Title IV programs. ED intends for the committee to develop proposed regulations to revise ED’s regulations related to, among other things, ED’s recognition of accrediting agencies, state authorization of distance education, the definition of “regular and substantive interaction” as that term is used in ED’s definition of “distance education”, the definition of “credit hour”, written arrangements between an institution and another entity to provide a portion of an education program, barriers to innovation and competition contained in ED’s regulations, and direct assessment and competency-based education. ED will hold several public hearings in September 2018 and the negotiated rulemaking committee will convene in January 2019.

We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report.

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments; and

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Index

Summary of Results

For the three month period ended June 30, 2018, our consolidated revenue increased from $72.2 million to $72.8 million, or by 0.8%, over the comparable prior year period. Our operating margins increased from 8.8% to 11.0% for the three month period ended June 30, 2018, over the comparable prior year period. For the six month period ended June 30, 2018, our consolidated revenue decreased from $147.9 million to $147.8 million, or by 0.1%, over the comparable prior year period. Our operating margins decreased from 9.8% to 9.6% for the six month period ended June 30, 2018, over the comparable prior year period. The six month period ended June 30, 2018 includes pre-tax expenses of approximately $1.7 million recognized during the three months ended March 31, 2018 resulting from the voluntary reduction in force program announced on March 12, 2018. The workforce reduction was substantially completed as of April 1, 2018.

For the three month period ended June 30, 2018, APEI Segment revenue decreased from $64.3 million to $63.7 million, or by 1.0%, over the comparable prior year period. APEI Segment operating margins increased from 8.8% to 11.3% for the three month period ended June 30, 2018, over the comparable prior year period. For the six month period ended June 30, 2018, APEI Segment revenue decreased from $132.4 million to $129.4 million, or by 2.3%, over the comparable prior year period. APEI Segment operating margins decreased from 10.3% to 9.5% for the six month period ended June 30, 2018, over the comparable prior year period. For the six month period ended June 30, 2018, APEI Segment expenses include pre-tax expenses of approximately $1.7 million recognized during the three months ended March 31, 2018 resulting from the voluntary reduction in force program announced on March 12, 2018. The workforce reduction was substantially completed as of April 1, 2018. Net course registrations at APUS for the three month period ended June 30, 2018 decreased from 77,000 to 76,800, or approximately 0.3%, over the comparable prior year period. Net course registrations at APUS for the six month period ended June 30, 2018 decreased from 163,700 to 160,100, or approximately 2.2%, over the comparable prior year period. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three month period ended June 30, 2018, HCN Segment revenue increased from $7.9 million to $9.1 million, or by 15.4%, over the comparable prior year period. HCN Segment operating margins increased from 8.3% to 9.7% for the three month period ended June 30, 2018 over the comparable prior year period. For the six month period ended June 30, 2018, HCN Segment revenue increased from $15.5 million to $18.4 million, or by 19.1%, over the comparable prior year period. HCN Segment operating margins increased from 6.7% to 10.4% for the six month period ended June 30, 2018 over the comparable prior year period. Enrollment at HCN for the three month period ended June 30, 2018 increased from 1,720 to 2,010, or approximately 16.9%, as compared to the same period in 2017. HCN student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

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

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the year ending December 31, 2018, our Compensation Committee has approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding incentive awards is not expected to be made until after the results for the year ending December 31, 2018 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We recognized an aggregate expense of approximately $1.4 million and $2.5 million of expense during the three and six month periods ended June 30, 2018, respectively, compared to $0.6 million and $1.2 million of expense during the three and six month periods ended June 30, 2017 associated with our 2018 and 2017 incentive-based compensation plans.

Index

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

The higher education industry has experienced rapid changes due to technological developments, evolving student needs, regulatory challenges, increased competition, and challenges in the military markets. We believe that these factors have contributed to a decline in net course registrations at APUS and have had a negative impact on our results of operations. As discussed in this Quarterly Report on Form 10-Q and in our Annual Report, we are undertaking certain strategic initiatives, including those discussed above in the “Overview” section of this Management’s Discussion and Analysis, that we believe over the long term may increase our ability to compete for new students, enroll students who are more college ready, and retain existing and future students. We cannot predict whether these initiatives will be successful over the long term and cannot guarantee that we will be able to reverse the revenue decline in our APEI Segment. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of the decline in net course registrations and revenue at APUS, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to our Annual Report and the “Overview” section of this Management’s Discussion and Analysis.

Our consolidated results for the three and six months ended June 30, 2018 and 2017 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	39.8	41.3	39.7	39.8
Selling and promotional	18.2	19.4	19.5	19.9
General and administrative	24.2	23.1	24.7	23.3
Loss on disposals of long-lived assets	0.8	0.9	0.5	0.8
Depreciation and amortization	6.0	6.5	6.0	6.4
Total costs and expenses	89.0	91.2	90.4	90.2

Income from operations before interest income and income taxes	11.0	8.8	9.6	9.8
Interest income, net	0.9	—	0.8	—

Income from operations before income taxes	11.9	8.8	10.4	9.8
Income tax expense	3.1	3.5	2.8	4.3
Equity investment (loss) income	—	—	(0.1)	—
Net Income	8.8%	5.3%	7.5%	5.5%

Index

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue. Our consolidated revenue for the three months ended June 30, 2018 was $72.8 million, an increase of $0.6 million, or 0.8%, compared to $72.2 million for the three months ended June 30, 2017. The revenue increase was due to a $1.2 million, or 15.4%, revenue increase in our HCN Segment, partially offset by a $0.6 million, or 1.0%, revenue decrease in our APEI Segment. The HCN Segment revenue increase was primarily due to a 16.9% increase in student enrollment. The APEI Segment revenue decrease was primarily due to a 0.3% decrease in net course registrations.

Costs and expenses. Costs and expenses for the three months ended June 30, 2018 were $64.8 million, a decrease of $1.1 million, or 1.7%, compared to $65.9 million for the three months ended June 30, 2017. The decrease in costs and expenses was primarily due to decreases in instructional materials costs, employee compensation costs, and advertising costs in our APEI Segment, partially offset by increases in professional fees and additional stock-based compensation expense related to certain employees reaching retirement eligibility in our APEI Segment and increased employee compensation costs in our HCN Segment. Costs and expenses as a percentage of revenue decreased to 89.0% for the three months ended June 30, 2018, from 91.2% for the three months ended June 30, 2017. The decrease in costs and expenses as a percentage of revenue was primarily due to a decrease in costs and expenses during a period when consolidated revenue increased.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2018 were $29.0 million, a decrease of $0.8 million, or 2.9%, from $29.8 million for the three months ended June 30, 2017. The decrease in instructional costs and services expenses was primarily due to decreases in instructional materials costs and employee compensation costs in our APEI Segment, partially offset by increases in employee compensation costs in our HCN Segment. Instructional costs and services expenses as a percentage of revenue decreased to 39.8% for the three months ended June 30, 2018, from 41.3% for the three months ended June 30, 2017. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to the decrease in instructional costs and services expenses during a period when consolidated revenue increased.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2018 were $13.3 million, a decrease of $0.7 million, or 5.2%, from $14.0 million for the three months ended June 30, 2017. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising costs and employee compensation costs in our APEI Segment. Selling and promotional expenses as a percentage of revenue decreased to 18.2% for the three months ended June 30, 2018, from 19.4% for the three months ended June 30, 2017. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to a decrease in selling and promotional expenses during a period when consolidated revenue increased.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2018 were $17.6 million, an increase of $1.0 million, or 5.8%, from $16.6 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily related to increases in professional fees and stock-based compensation costs for retirement eligible employees in our APEI Segment and bad debt expense in our HCN segment partially offset by decreases in Title IV processing fees and bad debt expense in our APEI Segment. Consolidated bad debt expense for the three months ended June 30, 2018 was $0.9 million, or 1.2% of revenue, compared to $0.9 million, or 1.3% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 24.2% for the three months ended June 30, 2018, from 23.1% for the three months ended June 30, 2017. The increase in general and administrative expenses as a percentage of revenue was primarily due to general and administrative expenses increasing at a rate greater than consolidated revenue.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended June 30, 2018 was $0.6 million as compared to $0.7 million for the three months ended June 30, 2017.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.3 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 6.0% for the three months ended June 30, 2018, from 6.5% for the three months ended June 30, 2017. The decrease in depreciation and amortization expenses as a percentage of revenue was due to our depreciation and amortization expenses decreasing during a period when consolidated revenue increased.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.6 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense for the three months ended June 30, 2018 includes approximately $0.9 million of accelerated expense for employees who have reached retirement eligibility in our APEI Segment.

Index

For additional information regarding our stock-based and other compensation expenses, please refer to “Note 8. Stock-Based Compensation” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Income tax expense. We recognized income tax expense for the three months ended June 30, 2018 and 2017 of $2.3 million and $2.5 million, respectively, or effective tax rates of 26.1% and 39.7%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2018 is primarily due to the reduction in the federal corporate tax rate to 21% from the prior existing maximum rate of 35% effective January 1, 2018 under the U.S. Tax Cuts and Jobs Act, or Tax Act. For additional information regarding our income tax expense, please refer to “Note 7. Income Taxes” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity investment (loss)/income. Equity investment income was $0.03 million for the three months ended June 30, 2018 compared to income of $0.02 million for the three months ended June 30, 2017. The investment income for the three months ended June 30, 2018 and 2017 represents our share of earnings from other investments.

Net income. Our net income was $6.5 million for the three months ended June 30, 2018, compared to net income of $3.8 million for the three months ended June 30, 2017, an increase of $2.7 million. This increase was related to the factors discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue. Our consolidated revenue for the six months ended June 30, 2018 was $147.8 million, a decrease of $0.1 million, or 0.1% compared to $147.9 million for the six months ended June 30, 2017. The revenue decrease was due to a $3.1 million, or 2.3%, revenue decrease in our APEI Segment, partially offset by a $3.0 million, or 19.1%, revenue increase in our HCN Segment. The APEI Segment revenue decrease was primarily due to a 2.2% decrease in net course registrations. The HCN Segment revenue increase was primarily due to an 18.1% increase in student enrollment.

Costs and expenses. Costs and expenses for the six months ended June 30, 2018 were $133.6 million, an increase of $0.3 million, or 0.2%, compared to $133.3 million for the six months ended June 30, 2017. The increase in costs and expenses was primarily due to increased employee compensation costs in both our APEI Segment and our HCN Segment, including costs related to the voluntary reduction in force program implemented in our APEI Segment during the three months ended March 31, 2018 and additional stock-based compensation expense related to certain employees reaching retirement eligibility in our APEI Segment. These increased costs were partially offset by decreases in instructional materials costs, advertising costs, and bad debt expense in our APEI Segment. Costs and expenses as a percentage of revenue increased to 90.4% for the six months ended June 30, 2018, from 90.2% for the six months ended June 30, 2017. The increase in costs and expenses as a percentage of revenue was primarily due to the increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2018 were $58.7 million, a decrease of $0.1 million, or 0.2%, from $58.8 million for the six months ended June 30, 2017. The decrease in instructional costs and services expenses was primarily due to a decrease in instructional materials costs in our APEI Segment partially offset by increases in employee compensation in our APEI Segment and HCN Segment, including costs related to the voluntary reduction in force program implemented in our APEI Segment during the three months ended March 31, 2018. Instructional costs and services expenses as a percentage of revenue decreased to 39.7% for the six months ended June 30, 2018, from 39.8% for the six months ended June 30, 2017. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to the instructional costs and services expenses decreasing at a rate greater than consolidated revenue.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2018 were $28.9 million, representing a decrease of $0.5 million, or 2.0%, from $29.4 million for the six months ended June 30, 2017. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising expenses in our APEI Segment partially offset by an increase in employee compensation costs related to the voluntary reduction in force program in our APEI Segment. Selling and promotional expenses as a percentage of revenue decreased to 19.5% for the six months ended June 30, 2018, from 19.9% for the six months ended June 30, 2017. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses decreasing at a rate greater than consolidated revenue.

Index

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2018 were $36.5 million, an increase of $2.1 million, or 6.1%, from $34.4 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily related to increases in employee compensation costs related to the voluntary reduction in force program and additional stock-based compensation expense for retirement eligible employees in our APEI Segment partially offset by decreases in bad debt expense in our APEI Segment. Consolidated bad debt expense for the six months ended June 30, 2018 was $2.0 million, or 1.4% of revenue, compared to $2.3 million, or 1.6% of revenue in the prior year period. The decrease in bad debt expense was primarily due to changes in student mix, prior changes in admissions and verification processes, and changes in other processes. General and administrative expenses as a percentage of revenue increased to 24.7% for the six months ended June 30, 2018, from 23.3% for the six months ended June 30, 2017. The increase in general and administrative expenses as a percentage of revenue was primarily due to the increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the six months ended June 30, 2018 was $0.7 million as compared to $1.2 million for the six months ended June 30, 2017.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.9 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 6.0% for the six months ended June 30, 2018, from 6.4% for the six months ended June 30, 2017. The decrease in depreciation and amortization expenses as a percentage of revenue was due to our depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $3.4 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense for the six months ended June 30, 2018 includes approximately $1.6 million of accelerated expense for employees who have reached retirement eligibility in our APEI Segment. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 8. Stock-Based Compensation” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Voluntary Reduction in Force expenses. Voluntary reduction in force expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.7 million for the six months ended June 30, 2018. There were no voluntary reduction in force expenses during the three months ended June 30, 2017.

Income tax expense. We recognized income tax expense for the six months ended June 30, 2018 and 2017 of $4.1 million and $6.4 million, respectively, or effective tax rates of 27.3% and 43.3%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2018 is primarily due to the reduction in the federal corporate tax rate to 21% from the prior existing maximum rate of 35% effective January 1, 2018 under the Tax Act, partially offset by additional income tax expense of approximately $0.2 million related to ASU 2016-09 Compensation - Stock Compensation (Topic 718). The effective tax rate for the six months ended June 30, 2017 includes approximately $0.5 million in additional income tax expense due to ASU 2016-09. For additional information regarding our income tax expense, please refer to “Note 7. Income Taxes” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity investment (loss)/income. Equity investment loss was $0.2 million for the six months ended June 30, 2018 compared to income of $0.1 million for the six months ended June 30, 2017. The equity investment loss for the six months ended June 30, 2018 includes an impairment loss on our investment in RallyPoint of $0.5 million partially offset by our share of earnings from other investments.

Net income. Our net income was $11.0 million for the six months ended June 30, 2018, compared to net income of $8.3 million for the six months ended June 30, 2017, an increase of $2.7 million. This increase was related to the factors discussed above.

Index

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
American Public Education Segment	$63,692	$64,304	$129,360	$132,433
Hondros College of Nursing Segment	9,106	7,892	18,405	15,451
Total Revenue	$72,798	$72,196	$147,765	$147,884
Income from operations before interest income and income taxes:
American Public Education Segment	$7,169	$5,663	$12,299	$13,590
Hondros College of Nursing Segment	879	655	1,911	1,035
Total Income from operations before interest income and income taxes	$8,048	$6,318	$14,210	$14,625

APEI Segment

For the three months ended June 30, 2018, the $0.6 million, or 1.0% decrease to approximately $63.7 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased 0.3% to approximately 76,800 during the three months ended June 30, 2018 compared to the same period in 2017. We believe that the decrease in APUS’s net course registrations for the three months ended June 30, 2018 was primarily attributable to challenges associated with competition for students and challenges in the military market, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student net course registrations resulting in decreased returning student net course registrations. Income from operations before interest income and income taxes in our APEI Segment was $7.2 million during the three months ended June 30, 2018, an increase of 26.6% compared to the same period of 2017, as a result of decreases in costs and expenses during the three months ended June 30, 2018.

For the six months ended June 30, 2018, the $3.1 million, or 2.3% decrease to approximately $129.4 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased 2.2% to approximately 160,100 during the six months ended June 30, 2018 compared to the same period in 2017. We believe that the decrease in APUS’s net course registrations for the six months ended June 30, 2018 was primarily attributable to challenges associated with competition for students and challenges in the military market, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student net course registrations resulting in decreased returning student net course registrations. Income from operations before interest income and income taxes in our APEI Segment was $12.3 million during the six months ended June 30, 2018, a decrease of 9.5% compared to the same period of 2017, primarily as a result of the decrease in revenue resulting from lower net course registrations during the six months ended June 30, 2018, and pre-tax expenses of approximately $1.7 million recognized during the three months ended March 31, 2018 resulting from the voluntary reduction in force program announced on March 12, 2018. The workforce reduction was substantially completed as of April 1, 2018.

HCN Segment

For the three months ended June 30, 2018, the $1.2 million, or 15.4% increase to approximately $9.1 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN student enrollment increased 16.9% to approximately 2,010 students during the three months ended June 30, 2018 compared to the same period in 2017. Income from operations before interest income and income taxes in our HCN Segment was $0.9 million during the three months ended June 30, 2018, an increase of 34.2% compared to the same period of 2017, primarily as a result of an increase in revenue from higher enrollments during the three months ended June 30, 2018.

For the six months ended June 30, 2018, the $3.0 million, or 19.1% increase to approximately $18.4 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. Income from operations before interest income and income taxes in our HCN Segment was $1.9 million during the six months ended June 30, 2018, an

Index

increase of 84.6% compared to the same period of 2017, primarily as a result of an increase in revenue from higher enrollments during the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the six months ended June 30, 2018 and 2017 with cash provided by operating activities. Cash and cash equivalents were $193.6 million and $179.2 million at June 30, 2018 and December 31, 2017, respectively, representing an increase of $14.4 million, or 8.0%. Cash and cash equivalents at June 30, 2018 increased by $36.5 million from $157.1 million, or 23.2%, as compared to June 30, 2017.

We derive a significant portion of our revenue from tuition assistance programs from DoD. Generally, these funds are received within 60 days of the start of the courses to which they relate. Another significant source of revenue is derived from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course. These factors, together with the number of courses starting each month, affect our operating cash flow.

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

Operating Activities

Net cash provided by operating activities was $19.6 million and $16.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash from operating activities was primarily due to higher net income and reduced income taxes paid due to the reduction in the federal corporate tax rate under the Tax Act.

Investing Activities

Net cash used in investing activities was $3.6 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. This decrease was primarily related to decreased capital expenditures and capitalized program development costs.

Financing Activities

Net cash used in financing activities was $1.6 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash used in financing activities for the six months ended June 30, 2018 was primarily related to increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted grants. For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

Index

There were no material changes to our contractual commitments outside of the ordinary course of our business during the six months ended June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2018. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. At June 30, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

There has been no material change to our market risk or interest rate risk during the six months ended June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2018. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard has had an immaterial impact on our ongoing revenue and net income, we implemented changes to our processes related to revenue recognition and the related control activities. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering information provided for disclosures.

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

HCN sought accreditation from the Accrediting Bureau of Health Education Schools, or ABHES, a national accreditor for allied health schools that is recognized by ED. On June 11, 2018, ABHES notified HCN that at its May 2018 meeting, ABHES acted to grant HCN institution initial accreditation through February 28, 2021. HCN has notified ED that HCN intends to designate ABHES, rather than ACICS, as its institutional accrediting agency for purposes of participation in the Title IV programs.

Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as to apply and wait for approval before making certain changes. For example, in connection with our organizational realignment, HLC requested that APUS submit an application to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC’s prior approval. APUS asked HLC to consider the change in structure application at the HLC Board of Trustees’ June 2018 meeting, subject to submission of updates to the application, and the HLC Board of Trustees was tentatively scheduled to consider the application at that meeting. However, on April 26, 2018, HLC notified APUS that consideration of the application would be postponed to HLC’s November 2018 meeting. In connection with that review, APUS submitted updates to the change in structure application on May 31, 2018. In its February 7, 2018 letter to APUS imposing a governmental investigation designation, HLC notified APUS that it will continue to review APUS’s change in structure application while that designation remains active. HLC has indicated that it will review findings related to the designation, if any, when they occur and will determine whether such findings impact the change in structure application at that time. On August 7, 2018, APUS notified HLC that the Commonwealth of Massachusetts and APUS voluntarily entered into an AOD on August 6, 2018 to resolve the CID that gave rise to the designation. For more information about the current status of the change of structure application, see “Regulatory Environment - Accreditation” in Part I, Item 1 of our Annual Report.

ACICS requires accredited institutions to submit annually certain campus-level and program-level data for purposes of monitoring student achievement against established requirements, and a campus or program that fails to satisfy the requirements may be subject to various actions up to withdrawal of accreditation or may be required to cease enrollment in the program. On May 17, 2018, ACICS notified HCN that the program-level placement rates for the ADN Program at the Cleveland campus and the PN Program and the ADN at the Cincinnati campus were below the benchmark and therefore these programs were placed on reporting status and required to develop and implement improvement plans. On May 17, 2018,

Index

ACICS also notified HCN that the campus-level placement rates for the Cincinnati and Cleveland campuses were below the benchmark and therefore these campuses were placed on reporting status and required to develop and implement improvement plans.
ABHES also reviews student achievement indicators included in the institution’s annual report to ABHES, including retention rate, placement rate, and licensing and credentialing examination pass rate. Some of the requirements for ABHES are different than those that HCN historically needed to meet under the requirements of ACICS. Failure to satisfy ABHES requirements may result in administrative action, including at minimum a requirement to create an action plan to correct the deficiency.

Failure to meet any of these criteria or standards or to comply with these policies and requirements could result in the loss of accreditation at the discretion of the accrediting agencies. The complete loss of accreditation at one of our institutions would, among other things, render the institution and its students ineligible to participate in DoD tuition assistance programs and Title IV programs, and have a material adverse effect on our enrollments, revenue, and results of operations.

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

On June 11, 2018, the Accrediting Bureau of Health Education Schools, or ABHES, an accrediting agency that is recognized by ED, notified HCN that at its May 2018 meeting, ABHES acted to grant HCN initial institutional accreditation through February 28, 2021. HCN has applied to ED for approval to designate ABHES, rather than ACICS, as its institutional accrediting agency for purposes of participation in the Title IV programs.

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

Index

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

Participation in the DoD tuition assistance programs requires compliance with numerous regulations, with which the failure to comply could lead to a loss of an ability to participate in these programs or other adverse events.

In order to participate in the DoD tuition assistance programs, institutions must, among other things, comply with a Memorandum of Understanding, or MOU, that specifies terms and conditions of participation in DoD tuition assistance programs. By signing the MOU, APUS agreed to participate in DoD’s Third Party Education Assessment. In January 2017, DoD announced that its Third Party Education Assessment will take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which replaces the former process, the Military Voluntary Education Review. The ICP utilizes a sampling approach to regularly review the 2,700 educational institutions that participate in the DoD tuition assistance programs. APUS was notified on May 8, 2017 that it was included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP. On February 9, 2018, DoD issued an Iteration 1 Report for APUS that made two findings. With respect to recruiting, marketing, and advertising, DoD found some instances where attire worn by an individual providing testimonials on the institution’s public-facing website could be construed as similar to a distinctive part of military uniform. With respect to financial matters, DoD found a lack of information relating to the financial aid process, including the lack of a timeline for applying for financial aid. APUS submitted the required corrective action plan to DoD on March 15, 2018, and submitted evidence of corrective actions taken related to both findings in advance of the deadline for submission. On June 15, 2018, DoD notified APUS that DoD had reviewed the corrective action plan and determined the proposed actions appear to sufficiently address the findings in the Iteration 1 Report.
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

Index

Failure to comply with the various federal and state laws and regulations governing HCN’s recently launched program to extend credit to its students could subject us to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

In July 2018, HCN began offering an institutional loan program to its students in the form of extended payment plan options. The extended payment plan options are designed to assist students with educational costs consisting of tuition, textbooks, and fees. Payment plans require monthly payments while the student is enrolled in a program and extend for a period up to six months after the last day of attendance or graduation. This program is subject to various federal and state laws and regulations, including the Truth in Lending Act as implemented in Regulation Z, the Fair Debt Collections Practices Act and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act. We have limited experience in extending credit to our students and therefore in complying with these laws and regulations. If we do not comply with laws and regulations applicable to this financing program, we could be subject to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended June 30, 2018, we did not repurchase any shares of our common stock other than shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1, 2018	—	$—	—	1,044,116	$148,008
April 1, 2018 - April 30, 2018	—	—	—	1,044,446	148,008
May 1, 2018 - May 31, 2018	—	—	—	1,061,196	148,008
June 1, 2018 - June 30, 2018	—	—	—	1,071,516	148,008
Total	—	$—	—	1,071,516	$148,008

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

(3)
During the six month period ended June 30, 2018, we were deemed to have repurchased 61,215 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 to this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Index

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Employment Agreement dated May 3, 2018, by and among American Public Education, Inc., American Public University System, Inc. and Patrik Dyberg
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS **	XBRL Instance Document
EX-101.SCH **	XBRL Taxonomy Extension Schema Document
EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	August 8, 2018
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 8, 2018
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)