Form 10-Q
period 2018-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2018-11-06
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of shares of common stock outstanding as of November 2, 2018 was 16,424,191.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets (Current Period Unaudited)
(In thousands)

	As of September 30, 2018	As of December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$197,596	$179,205
Accounts receivable, net of allowance of $6,415 in 2018 and $6,276 in 2017	13,274	7,136
Prepaid expenses	5,664	4,792
Income tax receivable	3,197	—
Total current assets	219,731	191,133
Property and equipment, net	84,849	92,374
Investments	11,998	12,481
Goodwill	33,899	33,899
Other assets, net	7,548	9,151
Total assets	$358,025	$339,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,303	$8,844
Accrued liabilities	14,467	13,423
Deferred revenue	22,191	19,374
Income tax payable	—	1,710
Total current liabilities	40,961	43,351
Deferred income taxes	7,013	6,281
Total liabilities	47,974	49,632

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,424 issued and outstanding in 2018; 16,268 issued and outstanding in 2017	164	163
Additional paid-in capital	185,050	180,674
Retained earnings	124,837	108,569
Total stockholders’ equity	310,051	289,406
Total liabilities and stockholders’ equity	$358,025	$339,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenue	$72,992	$73,279	$220,757	$221,163
Costs and expenses:
Instructional costs and services	28,186	28,723	86,839	87,513
Selling and promotional	14,139	14,640	43,004	44,083
General and administrative	19,298	17,237	55,780	51,625
Loss on disposals of long-lived assets	196	390	882	1,558
Depreciation and amortization	4,289	4,690	13,158	14,160
Total costs and expenses	66,108	65,680	199,663	198,939
Income from operations before interest income and income taxes	6,884	7,599	21,094	22,224
Interest income, net	774	17	1,928	43
Income before income taxes	7,658	7,616	23,022	22,267
Income tax expense	1,848	3,294	5,993	9,668
Equity investment (loss) income	(311)	44	(483)	105
Net income	$5,499	$4,366	$16,546	$12,704

Net Income per common share:
Basic	$0.33	$0.27	$1.01	$0.78
Diluted	$0.33	$0.27	$1.00	$0.78
Weighted average number of common shares:
Basic	16,423,548	16,248,623	16,397,483	16,225,869
Diluted	16,658,159	16,375,512	16,627,532	16,351,563

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$16,546	$12,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,158	14,160
Stock-based compensation	5,524	4,262
Equity investment loss (income)	483	(105)
Deferred income taxes	732	456
Loss on disposals of long-lived assets	882	1,558
Other	280	312
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(6,138)	560
Prepaid expenses and other assets	(558)	(1,445)
Income tax receivable	(3,197)	(757)
Accounts payable	(4,541)	(1,812)
Accrued liabilities	1,555	(1,430)
Income taxes payable	(1,710)	(559)
Deferred revenue	2,539	1,355
Net cash provided by operating activities	25,555	29,259
Investing activities
Capital expenditures	(4,691)	(6,535)
Capitalized program development costs and other assets	(658)	(3,005)
Proceeds from sale of real property	—	1,493
Net cash used in investing activities	(5,349)	(8,047)
Financing activities
Cash paid for repurchase of common stock	(1,815)	(1,404)
Cash received from issuance of common stock	—	100
Net cash used in financing activities	(1,815)	(1,304)
Net increase in cash and cash equivalents	18,391	19,908
Cash and cash equivalents at beginning of period	179,205	146,351
Cash and cash equivalents at end of period	$197,596	$166,259

Supplemental disclosure of cash flow information
Income taxes paid	$10,041	$10,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 84,200 students through two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, and public service communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission.

•
National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students at five campuses in Ohio, as well as online, to serve the needs of the nursing and healthcare communities. HCN is nationally accredited by the Accrediting Bureau for Health Education Schools, or ABHES. HCN voluntarily discontinued new enrollments in its RN-to-BSN Program subsequent to the start of the July 2018 term, at which time there were approximately 65 students enrolled in the program. Those currently enrolled in the RN-to-BSN Program may elect to complete the program at HCN or transfer to another institution, including APUS. HCN anticipates enrolling students into a Medical Laboratory Technician program, or MLT Program, at its Cincinnati campus beginning in early 2019.

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

Restricted Cash

Cash and cash equivalents includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of each subsidiary institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets was approximately $1.6 million at September 30, 2018 and $2.3 million at December 31, 2017.
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
In accordance with the new revenue standard’s requirements, the impact of adoption on the Company’s Consolidated Balance Sheet at September 30, 2018 and its Consolidated Statement of Income of the three and nine months ended September 30, 2018 were as follows (unaudited):

	As of September 30, 2018
	As Reported	Adjustment	Balance without adoption
Consolidated Balance Sheet	(In thousands)
Liabilities
Deferred revenue	$22,191	$(377)	$21,814
Deferred income taxes	7,013	100	7,113
Equity
Retained earnings	124,837	277	125,114

Index

	Three Months Ended September 30, 2018
	As Reported	Adjustment	Balance without adoption
Consolidated Statement of Income	(In thousands)
Revenue	$72,992	$15	$73,007
Income tax expense	1,848	4	1,852

	Nine Months Ended September 30, 2018
	As Reported	Adjustment	Balance without adoption
Consolidated Statement of Income	(In thousands)
Revenue	$220,757	$(2)	$220,755
Income tax expense	5,993	—	5,993

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases in addition to disclosing certain key information about leasing arrangements. Entities may elect not to recognize lease assets and liabilities for most leases with terms of 12 months or less. ASU 2016-02 required lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, which allows companies to apply the requirements of ASU 2016-02 retrospectively, either in all prior periods presented, or through a cumulative adjustment in the year of adoption. This standard is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is continuing to evaluate the impact the new leasing standard will have on its Consolidated Financial Statements by analyzing current leases, contracts that may contain embedded leases, and carrying out a management-approved implementation plan. The Company anticipates an increase in assets and liabilities due to the recording of the required right-of-use-asset and corresponding liability for all lease obligations that are currently classified as operating leases. The Company expects to adopt the provisions of this standard in the first quarter 2019 using a cumulative-effect adjustment transition method approved by the FASB in July 2018.

Index

In August 2018, the U.S. Securities and Exchange Commission, or the SEC, adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, to amend certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded in light of other SEC disclosure requirements, GAAP or changes in the information environment. In addition, the amendments added for interim financial statements a requirement to disclose an analysis of changes in each caption of stockholders’ equity presented in the balance sheet, which had previously only been required in annual financial statements. Under the amendments, the analysis must be provided in a note or separate statement and should be accompanied by a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018, except that companies may delay adoption of the rule relating to changes in stockholders’ equity until the Form 10-Q for the quarter that begins after November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its Consolidated Financial Statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Annual Report on February 27, 2018 were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

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

Other fees. Other fees revenue represents one-time, non-refundable fees such as application, enrollment, transcript, and other miscellaneous fees. Generally other fees revenue is recognized when the fee is charged to the student, which coincides with the completion of the specific performance obligation to the student.

Index

Disaggregation of Revenue
In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (unaudited):

	Three Months Ended September 30, 2018
	(In thousands)
	APEI	HCN	Consolidated
Instructional services, net of grants and scholarships	$63,406	$7,901	$71,307
Graduation fees	244	—	244
Textbook and other course materials	—	1,113	1,113
Other fees	199	129	328
Total Revenue	$63,849	$9,143	$72,992

	Nine Months Ended September 30, 2018
	(In thousands)
	APEI	HCN	Consolidated
Instructional services, net of grants and scholarships	$191,816	$23,887	$215,703
Graduation fees	816	—	816
Textbook and other course materials	—	3,290	3,290
Other fees	577	371	948
Total Revenue	$193,209	$27,548	$220,757

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

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of September 30, 2018 and December 31, 2017.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course, in the case of APUS, or starts a term, in the case of HCN, and revenue is recognized as described earlier in this footnote. Deferred revenue at September 30, 2018 was $22.2 million and includes $13.0 million in future revenue that has not yet been earned for courses and terms that are in progress as well as $9.2 million in consideration received in advance for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.

The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.

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

Index

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
Refund Policies
The Company provides a stated period of time during which students may withdraw from a course, for APUS, or a term, for HCN, without further financial obligation resulting in a refund liability. The refund policy for each company is as follows:
American Public University System
APUS’s tuition revenue varies from period to period based on the number of net course registrations and the volume of undergraduate versus graduate registrations. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or the DoD tuition assistance program, which remits payments directly to APUS. If one of the various other payment options is confirmed as secured, the student is allowed to start the course. These other payment options can delay the receipt of payment up until the course starts or longer, resulting in the recording of an account receivable at the beginning of each session. Tuition revenue that has not yet been earned by APUS is presented as deferred revenue in the accompanying Consolidated Balance Sheets.
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
Hondros College of Nursing.
HCN’s tuition revenue varies from period to period based on the number of students enrolled and the programs in which they are enrolled. Students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer. These other payment options include payments by sponsors,

Index

financial aid, alternative loans, and payment plan options. Beginning July 1, 2018, HCN began offering an institutional loan program to students in the form of extended payment plan options. The extended payment plan options are designed to assist students with educational costs consisting of tuition, textbooks, and fees, and are only available after all other student financial assistance has been applied to those costs. Payment plans require monthly payments while the student is enrolled in a program and extend for a period up to six months after the last day of attendance or graduation. Interest does not accrue until the student departs the program or graduates. The institutional loans do not impose any origination fees and generally have a fixed rate of interest. Borrowers are advised about the terms of the loans and counseled to use all federal funding options. Generally, financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the second week of the term. Tuition revenue that has not yet been earned by HCN is presented as deferred revenue in the accompanying Consolidated Balance Sheets.

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

Refund Liability
APUS uses the portfolio approach and applies the expected value method to determine if a refund liability exists. This requires management judgment and the use of estimates and historical data to assess the likelihood and magnitude of a revenue reversal due to a refund liability. Due to the short duration of the courses, and the refund policy described above, any uncertainty regarding a student’s withdrawal is resolved in a short time period. Based on measurement and analysis, the Company determined that a significant reversal in the cumulative amount of revenue recognized is not expected. The Company includes this estimate in the transaction price. At September 30, 2018, there was approximately $9,000 of refund liabilities for APUS included in deferred revenue. APUS updates the measurement of the refund liability at the end of each reporting period for changes in expectations, and if the reversal becomes significant, recognizes corresponding adjustments to revenue.

Because each HCN term coincides with the Company’s fiscal quarter period, there is no refund liability as of September 30, 2018.

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

The Company’s Partnership At a DistanceTM system, or PAD, is a customized student information and services system used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. Costs associated with this system have been capitalized in accordance with FASB ASC Subtopic 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and classified as property and equipment. These costs are amortized over the estimated useful life of five years. The company also capitalizes

Index

certain costs for academic program development. These costs are included in other assets and are transferred to property and equipment upon completion of each program and amortized over an estimated life not to exceed three years.

The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. Losses incurred on long-lived assets are reported as loss on disposals of long-lived assets in these unaudited interim Consolidated Financial Statements.

Note 5. Investments

On December 21, 2015, the Company made a $3.5 million investment in preferred stock of RallyPoint, an online social network for members of the military, representing approximately 12% of its fully diluted equity. On October 24, 2017, the Company made an additional $0.3 million investment in preferred stock of RallyPoint. Subsequent to the additional investment, the Company’s fully diluted ownership was unchanged and the Company continues to be entitled to two board observer seats. The Company accounts for its investment in RallyPoint in accordance with ASC 321, Investments - Equity Securities. For each reporting period the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. During the three months ended March 31, 2018, the Company determined that impairment indicators existed and utilized an independent valuation firm to assess the fair value of the investment. The interim assessment concluded that the fair value of its investment was less than the carrying amount resulting in a non-cash pre-tax impairment charge of $0.5 million. This impairment charge is included in equity investment loss in the interim Consolidated Statements of Income.

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

Note 6. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock awards. Stock options are not included in the computation of diluted earnings per share when their effect is anti-dilutive. There were no anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2018. There were 124,999 and 129,583 anti-dilutive stock options excluded from the calculation for the three and nine months ended September 30, 2017, respectively.

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

The Company recognized tax expense for the three months ended September 30, 2018 and 2017 of $1.8 million and $3.3 million, respectively, or effective tax rates of 25.2% and 43.0%, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized tax expense of $6.0 million and $9.7 million, respectively, or effective tax rates of 26.6% and 43.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 reflects the reduction in the federal corporate tax rate to 21% from the prior existing maximum rate of 35% effective January 1, 2018 under the U.S. Tax Cuts and Jobs Act. The effective tax rate for the nine months ended September 30, 2018 includes approximately $0.1 million in additional income tax expense due to the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718). The effective tax rate for the nine months ended September 30, 2017 includes approximately $0.5 million in additional income tax expense due to the adoption of ASU 2016-09.

Note 8. Stock-Based Compensation

Index

On March 31, 2017 the Company’s Board of Directors adopted the American Public Education, Inc. 2017 Omnibus Incentive Plan, or the 2017 Incentive Plan, and on May 12, 2017, or the Effective Date, the Company’s stockholders approved the 2017 Incentive Plan, at which time the 2017 Incentive Plan became effective. Upon effectiveness of the 2017 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan. The 2017 Incentive Plan allows the Company to grant up to 1,675,000 shares, as well as shares of the Company’s common stock that were available for issuance under the 2011 Incentive Plan as of the Effective Date. In addition, the number of shares of common stock available under the 2017 Incentive Plan will be increased from time to time by the number of shares subject to outstanding awards granted under the 2011 Incentive Plan that terminate by expiration or forfeiture, cancellation or otherwise without issuance of such shares following the Effective Date. Prior to 2012, the Company issued a mix of stock options and restricted stock, but since 2011, the Company has not issued any stock options. The 2017 Incentive Plan includes a provision that allows individuals who have reached certain service and retirement eligibility criteria on the date of grant an accelerated service period of one year. The Company recognizes compensation expense for these individuals over the accelerated period.

Restricted Stock and Restricted Stock Unit Awards

Stock-based compensation expense related to restricted stock and restricted stock unit grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s stock price on the date of grant. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The table below summarizes the restricted stock and restricted stock unit awards activity for the nine months ended September 30, 2018 (unaudited):

	Number of Shares	Weighted-Average Grant Price and Fair Value
Non-vested, December 31, 2017	461,262	$20.91
Shares granted	302,452	$27.00
Vested shares	(220,900)	$21.31
Shares forfeited	(47,498)	$22.95
Non-vested, September 30, 2018	495,316	$24.22

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

Index

	Number of Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2017	109,616	$37.52	0.01	—
Options granted	—	$—
Awards exercised	—	$—
Awards forfeited	(109,616)	$37.52
Outstanding, September 30, 2018	—	$—		$—

Exercisable, September 30, 2018	—	$—		$—

Stock-Based Compensation Expense

Stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Instructional costs and services	$418	$229	$1,206	$958
Selling and promotional	173	200	435	559
General and administrative	1,493	1,137	3,883	2,745
Stock-based compensation expense in operating income	2,084	1,566	5,524	4,262
Tax benefit	(554)	(620)	(1,469)	(1,688)
Stock-based compensation expense, net of tax	$1,530	$946	$4,055	$2,574

As of September 30, 2018, there was $6.8 million of total unrecognized compensation cost, representing unrecognized compensation cost associated with non-vested restricted stock and restricted stock units. The total remaining cost is expected to be recognized over a weighted average period of 1.7 years.

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

Index

A summary of financial information by reportable segment is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
American Public Education Segment	$63,849	$64,885	$193,209	$197,318
Hondros College of Nursing Segment	9,143	8,394	27,548	23,845
Total Revenue	$72,992	$73,279	$220,757	$221,163
Depreciation and amortization:
American Public Education Segment	$3,970	$4,335	$12,126	$13,117
Hondros College of Nursing Segment	319	355	1,032	1,043
Total Depreciation and amortization	$4,289	$4,690	$13,158	$14,160
Income from operations before interest income and income taxes:
American Public Education Segment	$6,233	$6,855	$18,532	$20,445
Hondros College of Nursing Segment	651	744	2,562	1,779
Total Income from operations before interest income and income taxes	$6,884	$7,599	$21,094	$22,224
Interest income, net:
American Public Education Segment	$759	$17	$1,889	$43
Hondros College of Nursing Segment	15	—	39	—
Total Interest income, net	$774	$17	$1,928	$43
Income tax expense:
American Public Education Segment	$1,633	$3,007	$5,320	$8,975
Hondros College of Nursing Segment	215	287	673	693
Total Income tax expense	$1,848	$3,294	$5,993	$9,668
Capital expenditures:
American Public Education Segment	$1,299	$2,645	$4,368	$6,187
Hondros College of Nursing Segment	153	109	323	348
Total Capital expenditures	$1,452	$2,754	$4,691	$6,535

A summary of the Company’s consolidated assets by reportable segment is as follows (current period unaudited):

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Assets:
American Public Education Segment	$309,945	$287,656
Hondros College of Nursing Segment	48,080	51,382
Total Assets	$358,025	$339,038

Index

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

On August 3, 2017, the Company received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID required the production of documents and information relating to recruitment, enrollment, job placement and other matters. On August 6, 2018, APUS chose to enter into an Assurance of Discontinuance, or AOD, to resolve the inquiry. Pursuant to the terms of the AOD, and without any finding or admission of wrongdoing on APUS’s part, APUS paid $270,000 to the Attorney General and agreed to otherwise comply with applicable Massachusetts regulations.

In connection with APUS’s Title IV compliance audit for the year ended December 31, 2016, ED required APUS to post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016. APUS posted the letter of credit in the required amount, approximately $700,000, on March 28, 2018.

Note 11. Concentration

APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: DoD tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, education benefits; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s business, operations, financial condition and cash flows. As of September 30, 2018 approximately 55% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from APUS students by primary funding source for the three and nine months ended September 30, 2018 and 2017 is included in the table below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
DoD tuition assistance programs	37%	36%	37%	36%
Title IV programs	26%	27%	26%	27%
VA education benefits	23%	23%	23%	23%
Cash and other sources	14%	14%	14%	14%
A summary of HCN Segment revenue derived from students by primary funding source for the three and nine months ended September 30, 2018 and 2017 is included in the table below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Title IV programs	82%	85%	83%	84%
Cash and other sources	16%	13%	15%	14%
VA education benefits	2%	2%	2%	2%

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 84,200 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

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

Index

APUS has approximately 82,200 students and offers 109 degree programs and 109 certificate programs in diverse fields of study including business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies, intelligence, and homeland security. APUS is regionally accredited by the Higher Learning Commission, or HLC.

In December 2016, APUS submitted a change in structure application to HLC to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC’s prior approval. In November 2017, HLC issued new guidelines for review of shared services arrangements and invited APUS to submit updates to the application to address the new guidelines. APUS submitted updates to the application in May 2018 and in September 2018 submitted a response to factual findings and recommendation in an HLC summary report on the shared services application. HLC has notified APUS that the HLC Board of Trustees will consider APUS’s application at HLC’s November 2018 meeting. HLC visited APUS in August 2018 in connection with a standard comprehensive evaluation that was originally scheduled in February 2017 but postponed in light of the change in structure application process. APUS continues to work with HLC in connection with its review of the change in structure application and standard comprehensive evaluation. While we currently anticipate that HLC will approve APUS’s application, we are unable to predict whether such approval will be subject to limitations or conditions. Further, we are unable to predict what changes, if any, HLC may require to APUS’s organizational realignment and how such changes may impact our business, operations, financial condition, results of operations, and cash flows. We are also unable to predict what action HLC will take with respect to the standard comprehensive evaluation conducted in August 2018. The next comprehensive evaluation for reaffirmation of accreditation is scheduled for the 2020-2021 academic year.

In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. The program review remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether ED will place any liability or other limitations on APUS as a result of the review.

In April 2017, APUS continued to strengthen its admissions verification process by implementing new procedures for prospective non-military students, an effort that originated in April 2015 with the implementation of a requirement for prospective students to complete a free, noncredit admissions assessment. APUS has made multiple changes to the assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. For example, in July 2017, APUS implemented a process requiring enhanced verification of prospective non-military students’ prior transcripts. These initiatives require significant time, energy and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition. Even if these initiatives successfully lead to the identification and enrollment of students who are more likely to succeed and improving the student experience, they could result in adverse impacts on APUS enrollments.

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

On August 3, 2017, APUS received from the Attorney General of the Commonwealth of Massachusetts a Civil Investigative Demand, or CID, dated July 31, 2017, relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID required the production of documents and information relating to recruitment, enrollment, job placement and other matters. On August 6, 2018 APUS chose to enter into an AOD to resolve the inquiry. Pursuant to the terms of the AOD, and without any finding or admission of wrongdoing on APUS’s part, APUS paid $270,000 to the Attorney General and agreed to otherwise comply with applicable Massachusetts regulations.

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

Index

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

On February 7, 2018, HLC imposed a “governmental investigation” designation on APUS in connection with the Civil Investigative Demand described below, but notified APUS that it would continue to review APUS’s change in structure application while the governmental investigation designation remained active. On August 7, 2018, APUS notified HLC that the Commonwealth of Massachusetts and APUS voluntarily entered into an Assurance of Discontinuance, or AOD, to resolve the Civil Investigative Demand. On August 14, 2018, HLC notified APUS that in light of the AOD, HLC had removed the designation.

APUS implemented new general education requirements during the first quarter of 2018. These new requirements changed the courses that are required of all students. APUS incurred approximately $400,000 in costs related to the implementation of the new general education requirements in the first quarter of 2018 related to faculty realignment. While we believe the changes in the general education requirements are beneficial for our students and will result in a better and more positive educational experience, the change altered course credit requirements which has resulted in lower revenue per net course registration. We cannot predict what additional effects, if any, these new requirements will have on the total number of registrations, student persistence, or our financial condition or results of operations.

We regularly evaluate and review our costs and expenses. As part of that effort, in the first quarter of 2018 APUS initiated a voluntary reduction in force program for employees with more than eight years of service. The program resulted in a reduction of 48 employees, representing approximately 5% of APUS’s non-faculty workforce. APUS recorded expenses for termination benefits related to the workforce reduction in the first quarter of 2018 in accordance with FASB ASC 420, Exit or Disposal Cost Obligations. The Company incurred an aggregate of approximately $1.7 million of pre-tax expenses associated with employee severance benefits. APUS expects the reduction in force to result in pre-tax labor and benefits costs savings in 2018 to be in the range of approximately $1.7 million to $2.1 million, and in the range of approximately $2.1 million to $2.8 million on an annualized basis. These cost savings do not include expenses associated with employee severance benefits. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material. There is no certainty that the voluntary program, or any other expense reduction initiative, will have the intended benefits of reducing costs and expenses over the long-term, or whether there will be adverse impacts because of the loss of valuable employees.

In January 2017, DoD announced that its Third Party Education Assessment would take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which replaces the former process, the Military Voluntary Education Review. The ICP is an iterative process with three stages. APUS was notified on May 8, 2017 that it was included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP. On February 9, 2018, DoD issued an Iteration 1 Report for APUS that made two findings. With respect to recruiting, marketing, and advertising, DoD found some instances where attire worn by an individual providing testimonials on the institution’s public-facing website could be construed as similar to a distinctive part of military uniform. With respect to financial matters, DoD found a lack of information relating to the financial aid process, including the lack of a timeline for applying for financial aid. APUS submitted the required corrective action plan to DoD on March 15, 2018, and submitted evidence of corrective actions taken related to both findings in advance of the deadline for submission. On June 15, 2018, DoD notified APUS that DoD had reviewed the corrective action plan and determined the proposed actions appear to sufficiently address the findings in the Iteration 1 Report. An educational institution that demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to revocation of the Memorandum of Understanding, or MOU, and termination of the institution’s participation in the DoD tuition assistance programs. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our financial condition or results of operations.

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

Index

1.3% of our consolidated revenue was associated with students that enrolled with APUS in connection with its partnership with Walmart. We are unable to estimate the impact of the non-renewal of the agreement, or of Walmart’s transition activities in the current or future period.

APUS’s primary provider of student books and course materials declared bankruptcy and subsequently ceased operating on October 26, 2018. No shipments were outstanding from the supplier at the time it ceased operations, and APUS continues to work directly with other suppliers and vendors to obtain books and materials for its students. While we believe that this will not have an adverse effect on APUS’s registrations or our results of operations, there is no guarantee that APUS will be successful in fulfilling all books and materials orders prior to the start of a course or that this will not have a negative impact on student retention, costs or results of operations.

For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 1,980 students at five campuses in Ohio, as well as online. HCN offers a Diploma in Practical Nursing, or PN Program, and an Associate Degree in Nursing, or ADN Program. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. HCN also offers an online Registered Nurse to Bachelor of Science in Nursing completion program, or RN-to-BSN Program, predominately to students in Ohio. HCN voluntarily discontinued new enrollments in its RN-to-BSN Program subsequent to the start of the July 2018 term, at which time there were approximately 65 students enrolled in the program. Students currently enrolled in the RN-to-BSN Program may elect to complete the program at HCN or transfer to another institution, including APUS. HCN anticipates enrolling students into a Medical Laboratory Technician program, or MLT Program, at its Cincinnati campus beginning in early 2019.

HCN is nationally accredited by the Accrediting Bureau of Health Education Schools, or ABHES, an accrediting agency that is recognized by ED, and was formerly accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS. On June 11, 2018, ABHES notified HCN that at its May 2018 meeting, ABHES had acted to grant HCN initial institutional accreditation through February 28, 2021. At that time, HCN also was accredited by ACICS. On September 28, 2018, ED approved HCN’s application to designate ABHES, rather than ACICS, as its institutional accrediting agency for purposes of participation in the Title IV programs. On October 1, 2018, HCN voluntarily withdrew from ACICS accreditation.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Ohio Board of Nursing, or the OBN. Regulations of the OBN, which approve the Diploma in Practical Nursing, or the PN Program, and the Associate Degree in Nursing, or the ADN Program, require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. On March 8, 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. On March 8, 2018, the OBN released a final report of the ADN Program’s performance for calendar year 2017, which found that HCN’s ADN Program did not meet the OBN pass rate standard in 2017. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, that are designed to improve NCLEX scores over time but there is no assurance that these changes will be successful. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our financial condition or results of operations.

On June 28, 2018, ED notified HCN that its Program Participation Agreement is scheduled to expire December 31, 2018. ED requested that HCN submit a completed recertification application and all supporting documents no later than September 30, 2018. The recertification application was approved by ED on September 28, 2018, and extends through September 30, 2021.

Index

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

Beginning with the July 2018 term, HCN implemented new academic achievement requirements and course retake policies for the PN and ADN Programs. In January 2019, HCN will implement enhanced ADN Program admissions requirements, requiring all ADN applicants to have a PN license as well as take math and reading entrance exams. Applicants that do not meet the minimum placement scores may be required to take additional reading and math prerequisites or may be denied admission. Returning HCN PN students enrolling in the ADN program will be required to obtain their PN licenses no later than the start of the second term of the ADN program. While we believe the changes in the academic achievement requirements and admissions requirements are beneficial for our students and will result in a better and more positive educational experience and improved testing pass rates, we anticipate that the new requirements may have a short-term negative impact on our enrollments. We cannot predict what effect, if any, these new requirements will have on our future enrollments, student success, financial condition or results of operations.

On October 26, 2018, the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA, notified HCN that the NLN CNEA Board of Commissioners voted to grant initial accreditation with quality improvement conditions to the HCN PN Program beginning October 18, 2018 through October 31, 2024. HCN must submit a progress report addressing certain quality indicators no later than February 1, 2019.

For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to requirements of the Higher Education Act, as amended, if the cohort default rate for any year exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s cohort default rate exceeds 30% for three consecutive years, the institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year it must establish a default prevention task force. In September 2018, ED released final official cohort default rates for institutions for federal fiscal year 2015, with ED reporting a 23.8% cohort default rate for APUS and an 11.4% cohort default rate for HCN. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

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

On June 16, 2017, ED announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the Final Gainful Employment, or GE, Regulations. ED held two public hearings and solicited written comment from the public with respect to the agenda for the negotiated rulemaking committee, which met for the first time in December 2017. The negotiated rulemaking committee held meetings in December 2017, February 2018, and March 2018, but the members of the committee did not reach consensus on proposed regulatory language. As a result, ED was permitted to propose regulatory language, with no obligation to use language negotiated or agreed-upon during the committee meetings. On June 18, 2018, ED announced that while the rulemaking process is in progress, it intends to allow institutions until July 1, 2019 to comply with certain portions of the GE Regulations that would require an institution subject to the GE Regulations to include GE program disclosures in promotional materials made available to prospective students and to distribute a copy of the disclosure template directly to prospective students before they sign an enrollment agreement, complete registration, or make a financial commitment to the institution. On August 14, 2018, ED published in the Federal Register a notice of proposed rulemaking to rescind in their entirety the Final GE Regulations and announced a plan to update the College Scorecard or a

Index

similar web-based tool to provide program-level outcomes for all higher education programs at all institutions that participate in the Title IV Programs. We cannot predict what final regulations will be adopted as a result of this rulemaking process.

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

On September 12, 2018, a judge in the U.S. District Court for the District of Columbia ruled that ED’s attempt to delay the effective date of certain provisions of the Borrower Defense Regulations adopted in 2016 to July 1, 2019 was procedurally invalid and gave ED additional time to provide adequate justification for delaying the Borrower Defense Regulations. On October 16, 2018, in a related case, the judge denied a request to delay implementation of portions of the Borrower Defense Regulations, and as a result the Borrower Defense Regulations went into effect as of October 16, 2018. The Borrower Defense Regulations will remain in effect until such time as any new regulations develop under the current rulemaking process with respect to borrower defense to repayment, described above, are effective. We are unable to predict the manner and effect of full implementation of the Borrower Defense Regulations, including because of their broad scope and because ED has said it will issue guidance about how it plans to implement the Borrower Defense Regulations while further rulemaking remains in progress.

On July 31, 2018, ED published in the Federal Register a notice of its intent to establish a negotiated rulemaking committee to prepare proposed regulations on several topics related to the Title IV programs. ED intends for the committee to develop proposed regulations to revise ED’s regulations related to, among other things, ED’s recognition of accrediting agencies, state authorization of distance education, the definition of “regular and substantive interaction” as that term is used in ED’s definition of “distance education”, the definition of “credit hour”, written arrangements between an institution and another entity to provide a portion of an education program, barriers to innovation and competition contained in ED’s regulations, and direct assessment and competency-based education. ED held several public hearings in September 2018. The negotiated rulemaking committee will convene in January 2019.

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

Index

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three month period ended September 30, 2018, our consolidated revenue decreased from $73.3 million to $73.0 million, or by 0.4%, compared to the comparable prior year period. Our operating margins decreased from 10.4% to 9.4% for the three month period ended September 30, 2018, compared to the comparable prior year period. For the nine month period ended September 30, 2018, our consolidated revenue decreased from $221.2 million to $220.8 million, or by 0.2%, compared to the comparable prior year period. Our operating margins decreased from 10.1% to 9.6% for the nine month period ended September 30, 2018, compared to the comparable prior year period. The nine month period ended September 30, 2018 includes pre-tax expenses of approximately $1.7 million recognized during the three months ended March 31, 2018 resulting from the voluntary reduction in force program announced on March 12, 2018. The workforce reduction was substantially completed as of April 1, 2018. The three and nine month periods ended September 30, 2018 include pre-tax expenses of approximately $0.7 million in professional fees associated with an acquisition the company is no longer pursuing.

For the three month period ended September 30, 2018, APEI Segment revenue decreased from $64.9 million to $63.8 million, or by 1.6%, compared to the comparable prior year period. APEI Segment operating margins decreased from 10.6% to 9.8% for the three month period ended September 30, 2018, compared to the comparable prior year period. For the nine month period ended September 30, 2018, APEI Segment revenue decreased from $197.3 million to $193.2 million, or by 2.1%, compared to the comparable prior year period. APEI Segment operating margins decreased from 10.4% to 9.6% for the nine month period ended September 30, 2018, compared to the comparable prior year period. For the nine month period ended September 30, 2018, APEI Segment expenses include pre-tax expenses of approximately $1.7 million recognized during the three months ended March 31, 2018 resulting from the voluntary reduction in force program announced on March 12, 2018. The workforce reduction was substantially completed as of April 1, 2018. The three and nine month periods ended September 30, 2018 include pre-tax expenses of approximately $0.7 million in professional fees associated with an acquisition the company is no longer pursuing. Net course registrations at APUS for the three month period ended September 30, 2018 decreased from 81,000 to 80,800, or approximately 0.2%, compared to the comparable prior year period. Net course registrations at APUS for the nine month period ended September 30, 2018 decreased from 244,700 to 240,900, or approximately 1.6%, compared to the comparable prior year period. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three month period ended September 30, 2018, HCN Segment revenue increased from $8.4 million to $9.1 million, or by 8.9%, over the comparable prior year period. HCN Segment operating margins decreased from 8.9% to 7.1% for the three month period ended September 30, 2018 compared to the comparable prior year period. For the nine month period ended September 30, 2018, HCN Segment revenue increased from $23.8 million to $27.5 million, or by 15.5%, over the comparable prior year period. HCN Segment operating margins increased from 7.5% to 9.3% for the nine month period ended September 30, 2018 over the comparable prior year period. Enrollment at HCN for the three month period ended September 30, 2018 increased from 1,790 to 1,980, or approximately 10.6%, as compared to the same period in 2017. HCN student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

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

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the year ending December 31, 2018, our Compensation Committee has approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding incentive awards is not expected to be made until after the results for the year ending December 31, 2018 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future

Index

interim periods if actual future financial results or operational performance are better or worse than expected. We recognized an aggregate expense of approximately $1.9 million and $4.4 million during the three and nine month periods ended September 30, 2018, respectively, compared to an aggregate benefit of $0.4 million for the three months ended September 30, 2017 and $0.9 million of expense for the nine month period ended September 30, 2017 associated with our incentive-based compensation plans.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

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

Our consolidated results for the three and nine months ended September 30, 2018 and 2017 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated (unaudited):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.6	39.2	39.3	39.6
Selling and promotional	19.4	20.0	19.5	19.9
General and administrative	26.4	23.5	25.3	23.3
Loss on disposals of long-lived assets	0.3	0.5	0.4	0.7
Depreciation and amortization	5.9	6.4	5.9	6.4
Total costs and expenses	90.6	89.6	90.4	89.9

Income from operations before interest income and income taxes	9.4	10.4	9.6	10.1
Interest income, net	1.1	—	0.9	—

Income from operations before income taxes	10.5	10.4	10.5	10.1
Income tax expense	2.5	4.5	2.7	4.4
Equity investment (loss) income	(0.4)	0.1	(0.2)	—
Net Income	7.6%	6.0%	7.6%	5.7%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue. Our consolidated revenue for the three months ended September 30, 2018 was $73.0 million, a decrease of $0.3 million, or 0.4%, compared to $73.3 million for the three months ended September 30, 2017. The revenue decrease was due to a $1.0 million, or 1.6%, revenue decrease in our APEI Segment, partially offset by a $0.7 million, or 8.9%, revenue increase in our HCN Segment. The APEI Segment revenue decrease was primarily due to a 0.2% decrease in net course registrations and lower revenue per net course registration. The HCN Segment revenue increase was primarily due to a 10.6% increase in student enrollment.

Costs and expenses. Costs and expenses for the three months ended September 30, 2018 were $66.1 million, an increase of $0.4 million, or 0.7%, compared to $65.7 million for the three months ended September 30, 2017. The increase in costs and expenses was primarily due to increases in professional fees, stock-based compensation costs for retirement-eligible employees and performance stock units in our APEI Segment and employee compensation costs in our HCN Segment, partially offset by decreases in instructional materials costs and marketing support materials expense in our APEI Segment. Costs and expenses include pre-tax expenses of approximately $0.7 million in professional fees in our APEI Segment associated with an acquisition the Company is no longer pursuing. Costs and expenses as a percentage of revenue increased to 90.6% for the three months ended September 30, 2018, from 89.6% for the three months ended September 30, 2017. The increase in costs and expenses as a percentage of revenue was primarily due to an increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2018 were $28.2 million, a decrease of $0.5 million, or 1.9%, from $28.7 million for the three months ended September 30, 2017. The decrease in instructional costs and services expenses was primarily due to decreases in instructional materials costs in our APEI Segment, partially offset by increases in employee compensation costs in our HCN Segment. Instructional costs and services expenses as a percentage of revenue decreased to 38.6% for the three months ended September 30, 2018, from 39.2% for the three months ended September 30, 2017. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to instructional costs and services expenses decreasing at a rate greater than consolidated revenue.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2018 were $14.1 million, a decrease of $0.5 million, or 3.4%, from $14.6 million for the three months ended September 30, 2017. The decrease in selling and promotional expenses was primarily the result of a decrease in employee compensation costs and marketing support

Index

materials expense in our APEI Segment partially offset by an increase in advertising costs in our HCN Segment. Selling and promotional expenses as a percentage of revenue decreased to 19.4% for the three months ended September 30, 2018, from 20.0% for the three months ended September 30, 2017. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses decreasing at a rate greater than consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2018 were $19.3 million, an increase of $2.1 million, or 12.0%, from $17.2 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily related to increases in professional fees, compensation expense and stock-based compensation costs in our APEI Segment and bad debt expense in our HCN Segment partially offset by a decrease in bad debt expense in our APEI Segment. Consolidated bad debt expense for the three months ended September 30, 2018 was $1.3 million, or 1.7% of revenue, compared to $1.2 million, or 1.6% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 26.4% for the three months ended September 30, 2018, from 23.5% for the three months ended September 30, 2017. General and administrative expenses include pre-tax expenses of approximately $0.7 million in professional fees in our APEI Segment associated with an acquisition the company is no longer pursuing. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended September 30, 2018 was $0.2 million as compared to $0.4 million for the three months ended September 30, 2017.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.3 million and $4.7 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 5.9% for the three months ended September 30, 2018, from 6.4% for the three months ended September 30, 2017. The decrease in depreciation and amortization expenses as a percentage of revenue was due to depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.1 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation costs in 2018 include accelerated expense for retirement-eligible employees and additional performance stock unit incentive costs. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 8. Stock-Based Compensation” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Interest income. Interest income was $0.8 million for the three months ended September 30, 2018 compared to income of $0.02 million for the three months ended September 30, 2017. The increase was related to an increase in interest rates and an increase in invested balances in cash and cash equivalents.

Income tax expense. We recognized income tax expense for the three months ended September 30, 2018 and 2017 of $1.8 million and $3.3 million, respectively, or effective tax rates of 25.2% and 43.0%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2018 is primarily due to the reduction in the federal corporate tax rate to 21% from the prior maximum rate of 35% effective January 1, 2018 under the U.S. Tax Cuts and Jobs Act, or the Tax Act, favorable adjustments related to taxes paid for the 2017 tax year, and a benefit of approximately $0.1 million related to the adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718). For additional information regarding our income tax expense, please refer to “Note 7. Income Taxes” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity investment (loss)/income. Equity investment loss was $0.3 million for the three months ended September 30, 2018 compared to income of $0.04 million for the three months ended September 30, 2017. The investment loss for the three months ended September 30, 2018 represents our share of losses from equity investments.

Net income. Our net income was $5.5 million for the three months ended September 30, 2018, compared to net income of $4.4 million for the three months ended September 30, 2017, an increase of $1.1 million. This increase was related to the factors discussed above.

Index

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue. Our consolidated revenue for the nine months ended September 30, 2018 was $220.8 million, a decrease of $0.4 million, or 0.2%, compared to $221.2 million for the nine months ended September 30, 2017. The revenue decrease was due to a $4.1 million, or 2.1%, revenue decrease in our APEI Segment, partially offset by a $3.7 million, or 15.5%, revenue increase in our HCN Segment. The APEI Segment revenue decrease was primarily due to a 1.6% decrease in net course registrations. The HCN Segment revenue increase was primarily due to a 15.6% increase in student enrollment.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2018 were $199.7 million, an increase of $0.8 million, or 0.4%, compared to $198.9 million for the nine months ended September 30, 2017. The increase in costs and expenses was primarily due to increased employee compensation costs in both our APEI Segment and our HCN Segment, including costs related to the voluntary reduction in force program implemented in our APEI Segment during the three months ended March 31, 2018 and increases in stock-based compensation expense and professional fees associated with an acquisition the Company is no longer pursuing in our APEI Segment. These increased costs were partially offset by decreases in instructional materials costs, advertising costs, and bad debt expense in our APEI Segment. Costs and expenses as a percentage of revenue increased to 90.4% for the nine months ended September 30, 2018, from 89.9% for the nine months ended September 30, 2017. The increase in costs and expenses as a percentage of revenue was primarily due to the increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2018 were $86.8 million, a decrease of $0.7 million, or 0.8%, from $87.5 million for the nine months ended September 30, 2017. The decrease in instructional costs and services expenses was primarily due to a decrease in instructional materials costs in our APEI Segment partially offset by increases in employee compensation in our HCN Segment. Instructional costs and services expenses as a percentage of revenue decreased to 39.3% for the nine months ended September 30, 2018, from 39.6% for the nine months ended September 30, 2017. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to instructional costs and services expenses decreasing at a rate greater than consolidated revenue.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2018 were $43.0 million, representing a decrease of $1.1 million, or 2.4%, from $44.1 million for the nine months ended September 30, 2017. The decrease in selling and promotional expenses was primarily the result of a decrease in advertising costs and marketing support materials expense in our APEI Segment partially offset by an increase in advertising costs in our HCN Segment. Selling and promotional expenses as a percentage of revenue decreased to 19.5% for the nine months ended September 30, 2018, from 19.9% for the nine months ended September 30, 2017. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses decreasing at a rate greater than consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2018 were $55.8 million, an increase of $4.2 million, or 8.0%, from $51.6 million for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily related to increases in employee compensation costs including the voluntary reduction in force program, stock-based and other incentive compensation expense, and professional fees in our APEI Segment partially offset by decreases in bad debt expense in our APEI Segment. Consolidated bad debt expense for the nine months ended September 30, 2018 was $3.3 million, or 1.5% of revenue, compared to $3.5 million, or 1.6% of revenue in the prior year period. The decrease in bad debt expense was primarily due to changes in student mix, prior changes in admissions and verification processes, and changes in other processes in our APEI Segment. General and administrative expenses include pre-tax expenses of approximately $1.7 million recognized during the three months ended March 31, 2018 resulting from the voluntary reduction in force program announced on March 12, 2018. The workforce reduction was substantially completed as of April 1, 2018. The nine month period includes pre-tax expenses of approximately $0.7 million in professional fees associated with an acquisition the company is no longer pursuing. General and administrative expenses as a percentage of revenue increased to 25.3% for the nine months ended September 30, 2018, from 23.3% for the nine months ended September 30, 2017. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the nine months ended September 30, 2018 was $0.9 million as compared to $1.6 million for the nine months ended September 30, 2017.

Depreciation and amortization expenses. Depreciation and amortization expenses were $13.2 million and $14.2 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 5.9% for the nine months ended September 30, 2018, from 6.4% for the nine months ended September 30,

Index

2017. The decrease in depreciation and amortization expenses as a percentage of revenue was due to depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $5.5 million and $4.3 million for the nine months ended September 30, 2018 and 2017, respectively. Stock-based compensation costs in 2018 include accelerated expense for retirement-eligible employees and additional performance stock unit incentive costs. For additional information regarding our stock-based and other compensation expenses, please refer to “Note 8. Stock-Based Compensation” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Voluntary Reduction in Force expenses. Voluntary reduction in force expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.7 million for the nine months ended September 30, 2018. There were no voluntary reduction in force expenses during the nine months ended September 30, 2017.

Interest income. Interest income was $1.9 million for the nine months ended September 30, 2018 compared to income of $0.04 million for the nine months ended September 30, 2017. The increase was related to an increase in interest rates and an increase in invested balances in cash and cash equivalents.

Income tax expense. We recognized income tax expense for the nine months ended September 30, 2018 and 2017 of $6.0 million and $9.7 million, respectively, or effective tax rates of 26.6% and 43.2%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2018 is primarily due to the reduction in the federal corporate tax rate to 21% from the prior maximum rate of 35% effective January 1, 2018 under the Tax Act and favorable adjustments related to taxes paid for the 2017 tax year, partially offset by additional income tax expense of approximately $0.1 million related to the adoption of ASU 2016-09. The effective tax rate for the nine months ended September 30, 2017 includes approximately $0.5 million in additional income tax expense due to the adoption of ASU 2016-09. For additional information regarding our income tax expense, please refer to “Note 7. Income Taxes” in the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity investment (loss)/income. Equity investment loss was $0.5 million for the nine months ended September 30, 2018 compared to income of $0.1 million for the nine months ended September 30, 2017. The equity investment loss for the nine months ended September 30, 2018 includes an impairment loss on our investment in RallyPoint of $0.5 million.

Net income. Our net income was $16.5 million for the nine months ended September 30, 2018, compared to net income of $12.7 million for the nine months ended September 30, 2017, an increase of $3.8 million. This increase was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
American Public Education Segment	$63,849	$64,885	$193,209	$197,318
Hondros College of Nursing Segment	9,143	8,394	27,548	23,845
Total Revenue	$72,992	$73,279	$220,757	$221,163
Income from operations before interest income and income taxes:
American Public Education Segment	$6,233	$6,855	$18,532	$20,445
Hondros College of Nursing Segment	651	744	2,562	1,779
Total Income from operations before interest income and income taxes	$6,884	$7,599	$21,094	$22,224

Index

APEI Segment

For the three months ended September 30, 2018, the $1.0 million, or 1.6% decrease to approximately $63.8 million in revenue in our APEI Segment was primarily attributable to lower net course registrations and lower revenue per net course registration. Net course registrations at APUS decreased 0.2% to approximately 80,800 during the three months ended September 30, 2018 compared to the same period in 2017. We believe that the decrease in APUS’s net course registrations for the three months ended September 30, 2018 was primarily attributable to challenges associated with competition for students, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student net course registrations resulting in decreased returning student net course registrations. Income from operations before interest income and income taxes in our APEI Segment was $6.2 million during the three months ended September 30, 2018, a decrease of 9.1% compared to the same period of 2017, primarily as a result of the decrease in revenue resulting from lower net course registrations during the three months ended September 30, 2018 and increases in costs and expenses including higher stock compensation costs and pre-tax expenses of approximately $0.7 million in professional fees associated with an acquisition the company is no longer pursuing.

For the nine months ended September 30, 2018, the $4.1 million, or 2.1% decrease to approximately $193.2 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased 1.6% to approximately 240,900 during the nine months ended September 30, 2018 compared to the same period in 2017. We believe that the decrease in APUS’s net course registrations for the nine months ended September 30, 2018 was primarily attributable to challenges associated with competition for students and challenges in the military market, the continuing effects of prior periods of decreased registrations, and ongoing declines in new student net course registrations resulting in decreased returning student net course registrations. Income from operations before interest income and income taxes in our APEI Segment was $18.5 million during the nine months ended September 30, 2018, a decrease of 9.4% compared to the same period of 2017, primarily as a result of the decrease in revenue resulting from lower net course registrations during the nine months ended September 30, 2018 and increases in costs and expenses including pre-tax expenses of approximately $1.7 million recognized during the three months ended March 31, 2018 resulting from the voluntary reduction in force program, higher stock compensation costs, and pre-tax expenses of approximately $0.7 million in professional fees associated with an acquisition the company is no longer pursuing.

HCN Segment

For the three months ended September 30, 2018, the $0.7 million, or 8.9% increase to approximately $9.1 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN student enrollment increased 10.6% to approximately 1,980 students during the three months ended September 30, 2018 compared to the same period in 2017. Income from operations before interest income and income taxes in our HCN Segment was $0.7 million during the three months ended September 30, 2018, a decrease of 12.5% compared to the same period of 2017, primarily as a result of an increase in costs and expenses during the three months ended September 30, 2018.The increase in costs and expenses was primarily due to increased employee compensation, advertising costs, and bad debt expense.

For the nine months ended September 30, 2018, the $3.7 million, or 15.5% increase to approximately $27.5 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. Income from operations before interest income and income taxes in our HCN Segment was $2.6 million during the nine months ended September 30, 2018, an increase of 44.0% compared to the same period of 2017, primarily as a result of an increase in revenue from higher enrollments during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the nine months ended September 30, 2018 and 2017 with cash provided by operating activities. Cash and cash equivalents were $197.6 million and $179.2 million at September 30, 2018 and December 31, 2017, respectively, representing an increase of $18.4 million, or 10.3%. Cash and cash equivalents at September 30, 2018 increased by $31.3 million from $166.3 million, or 18.8%, as compared to September 30, 2017.

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

Operating Activities

Net cash provided by operating activities was $25.6 million and $29.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash from operating activities was primarily due to changes in working capital due to the timing of receipts and payments. Accounts receivable at September 30, 2018, is approximately $6.1 million higher than December 31, 2017 due to delays in payment processing by DoD tuition assistance and VA education benefits. Accounts payable at September 30, 2018, is approximately $4.5 million lower than December 31, 2017 due to the timing of purchases and payments.

Investing Activities

Net cash used in investing activities was $5.3 million and $8.0 million for the nine months ended September 30, 2018 and 2017, respectively. This decrease was primarily related to decreased capital expenditures and capitalized program development costs.

Financing Activities

Net cash used in financing activities was $1.8 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used in financing activities for the nine months ended September 30, 2018 was primarily related to increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the nine months ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Index

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2018. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. At September 30, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

There has been no material change to our market risk or interest rate risk during the nine months ended September 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2018. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 of Part I of our Annual Report. See also Note 10, “Commitments and Contingencies,” to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Index

assistance programs and Title IV programs.

Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for participation in DoD tuition assistance programs and for an institution to become and remain eligible to participate in Title IV programs. APUS participates in DoD tuition assistance programs and Title IV programs, and HCN participates in Title IV programs. As described more fully in each operating segment’s section in “Our Institutions - Accreditation” and “Regulatory Environment - Accreditation” in our Annual Report, APUS is accredited by HLC, an institutional accrediting agency recognized by the Secretary of Education, and HCN is accredited by ABHES, an institutional accrediting agency recognized by the Secretary of Education.

Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as to apply and wait for approval before making certain changes. For example, in connection with our organizational realignment, in December 2016, APUS submitted a change in structure application to HLC to enable HLC to determine whether APUS’s proposal to enter into a shared services model with APEI constitutes a change in organization or structure that requires HLC’s prior approval. In November 2017, HLC issued new guidelines for review of shared services arrangements and invited APUS to submit updates to the application to address the new guidelines. APUS submitted updates to the application in May 2018 and in September 2018 submitted a response to factual findings and recommendations in an HLC summary report on the shared services application. In its February 7, 2018 letter to APUS imposing a governmental investigation designation, HLC notified APUS that it would continue to review APUS’s change in structure application while that designation remained active. On August 7, 2018, APUS notified HLC that the Commonwealth of Massachusetts and APUS voluntarily entered into an AOD on August 6, 2018 to resolve the CID that gave rise to the designation. On August 14, 2018, HLC notified APUS that in light of the AOD, HLC had decided to remove the designation. For more information about the current status of the change of structure application, see “Regulatory Environment - Accreditation” in Part I, Item 1 of our Annual Report.

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

HCN recently changed accrediting bodies and must satisfy accreditation standards with which it has not historically had to comply.

HCN is accredited by ABHES. Some of the ABHES accreditation standards differ from those HCN historically needed to meet under the requirements of ACICS, HCN’s former accreditor, which accredited HCN until October 1, 2018. We have limited experience complying with ABHES requirements. For example, ABHES reviews student achievement indicators included in the institution’s annual report to ABHES, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, failure to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, or a 70% pass rate on mandatory licensing and credentialing examinations, or failure to meet state-mandated results for credentialing or licensure, raises a question whether accreditation requirements are being met. In addition, ABHES imposes certain limitations on newly accredited institutions, including a prohibition on applying for a new non-main or satellite campus during the first twelve months after receiving initial accreditation.

If ABHES determines that a program does not satisfy its requirements, ABHES may require the institution or program to demonstrate that it has effectively analyzed the situation and taken measures to correct the deficiency through creation of an action plan, or may direct the institution or program to show cause why the institution or program should not have its accreditation withdrawn. If any of the HCN campuses or programs fails to satisfy ABHES achievement measures, enrollment in such HCN campuses or programs could decline, or we could be forced to cease enrollments at those campuses or in those programs, which could have a material adverse impact on HCN’s student enrollment, revenue, and cash flows. The actions HCN takes to improve its student achievement measures and to comply with ABHES requirements may not be successful in resolving existing issues and, if those actions are targeted at specific campuses or programs, may fail to prevent additional issues arising with respect to those or other campuses or programs.

If the accrediting agency of one of our institutions was to lose its ability to serve as an accrediting agency for Title IV program purposes and the institution was unable to obtain recognition from another recognized accrediting agency, that institution would lose its ability to participate in Title IV programs and DoD tuition assistance programs.

Index

APUS is accredited by HLC. In June 2015, the National Advisory Committee on Institutional Quality and Integrity, or NACIQI, the panel charged with advising ED on whether to recognize accrediting agencies for Title IV purposes, voted to recommend that ED renew HLC’s recognition as an accrediting agency through December 2017. ED subsequently accepted NACIQI’s recommendation and scheduled HLC for consideration during NACIQI’s February 2018 meeting. At the February 2018 meeting, NACIQI voted to recommend that ED renew HLC’s recognition for five years. If HLC were to lose its recognition as an accrediting agency and APUS was unable to obtain recognition from another recognized accrediting agency, APUS would lose its eligibility to participate in Title IV programs and DoD tuition assistance programs. The inability of APUS to participate in Title IV programs would have a material adverse effect on enrollments, revenue, financial condition, and results of operations.

On June 11, 2018, ABHES notified HCN that at its May 2018 meeting, ABHES acted to grant HCN initial institutional accreditation through February 28, 2021. At that time, HCN also was accredited by ACICS. On September 28, 2018, ED approved HCN’s application to designate ABHES, rather than ACICS, as its institutional accrediting agency for purposes of participation in the Title IV programs. In 2016, NACIQI voted to recommend that ED renew ABHES’s recognition for five years. If ABHES were to lose its recognition as an accrediting agency and HCN was unable to obtain recognition from another recognized accrediting agency, HCN would lose its eligibility to participate in Title IV programs and DoD tuition assistance programs. The ineligibility of HCN to participate in Title IV programs would have a material adverse effect on HCN’s enrollments, revenue, financial condition, and results of operations.

ED rules setting forth new standards and procedures related to borrower defense-to-repayment claims, standards related to financial responsibility, and requirements related to dispute resolution have taken effect. Certain aspects of ED’s implementation of the regulations remain unclear and the regulations may create significant liability that could have a material adverse effect on our business.

On November 1, 2016, ED published final regulations concerning which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Direct Loan Program, or a Direct Loan, and certain other matters, which we refer to as the Borrower Defense Regulations. The Borrower Defense Regulations, which initially were scheduled to be effective July 1, 2017, became effective October 16, 2018 as a result of a legal challenge to ED’s delay of effectiveness in order to initiate a new rulemaking process to alter the Borrower Defense Regulations.

The Borrower Defense Regulations create a new federal standard for borrower defenses, new limitation periods for borrower defense claims, and new processes for resolution of such claims. Under the Borrower Defense Regulations, ED may initiate a separate proceeding to collect from an institution the amount of relief resulting from a borrower defense brought by an individual borrower, and as part of group-process hearings, ED will collect from the institution any liability for amounts discharged or reimbursed to borrowers under the group process. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, we could be subject to repayment liability to ED that could have a material adverse effect on our financial condition, results of operations, and cash flows.

The Borrower Defense Regulations also modify ED’s financial responsibility standards to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events that occur on or after July 1, 2017. If ED determines that an institution is not financially responsible because of one or more triggering events, to continue participating in Title IV programs, the institution must provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year and may be required to disclose to students information about the letter of credit.

The Borrower Defense Regulations also prohibit institutions from requiring students to engage in the institutions’ internal complaint processes before contacting other agencies, prohibit the use of pre-dispute arbitration agreements by institutions, prohibit class action lawsuit waivers, and require institutions to notify ED of arbitration filings and awards, for claims that may form the basis for a borrower defense to repayment of a Direct Loan. As a result, we could incur claims and expenses that we have not previously incurred, and which could have a material adverse effect on our business, financial condition and results of operations.

We are unable to predict the manner and effect of full implementation of the Borrower Defense Regulations because of their broad scope and because ED has said it will issue guidance about how it plans to implement the Borrower Defense Regulations while further rulemaking remains in progress.

Our institutions will be subject to sanctions that could be material to our results and damage our reputation if the Department of Education determines that our institutions failed to correctly calculate and timely return Title IV program

Index

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

APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. In a Final Audit Determination letter dated January 29, 2018, ED conveyed its finding that funds had not been returned timely. Under ED regulations, if the institution’s annual Title IV compliance audit for either of its two most recently completed fiscal years finds that Title IV funds were not returned timely for 5% or more of students sampled in the audit, the institution generally must submit an irrevocable letter of credit. ED also noted that a similar finding had been made in an open program review with respect to which APUS has not yet received a program review report. In connection with the finding, ED indicated that APUS must post an irrevocable letter of credit equal to 25% of the total amount of Title IV program funds that should have been returned during calendar year 2016, which resulted in a requirement for a letter of credit of approximately $700,000. On February 15, 2018, APUS requested that ED reconsider its finding that APUS had made untimely returns and the related requirement to submit a letter of credit. On March 27, 2018, ED responded confirming the requirement for a letter of credit, and on March 28, 2018, the Company posted the required letter of credit.

Participation in the DoD tuition assistance programs requires compliance with numerous regulations with which the failure to comply could lead to a loss of an ability to participate in these programs or other adverse events.

In order to participate in the DoD tuition assistance programs, institutions must, among other things, comply with a Memorandum of Understanding, or MOU, that specifies terms and conditions of participation in DoD tuition assistance programs. By signing the MOU, APUS agreed to participate in DoD’s Third Party Education Assessment. In January 2017, DoD announced that its Third Party Education Assessment would take the form of a new Voluntary Education Institutional Compliance Program, or ICP, which replaces the former process, the Military Voluntary Education Review. The ICP utilizes a sampling approach to regularly review the 2,700 educational institutions that participate in the DoD tuition assistance programs. APUS was notified on May 8, 2017 that it was included in the first set of 250 institutions selected to participate in the ICP. On May 29, 2017, APUS submitted a self-assessment as part of the first stage of the ICP. On February 9, 2018, DoD issued an Iteration 1 Report for APUS that made two findings. With respect to recruiting, marketing, and advertising, DoD found some instances where attire worn by an individual providing testimonials on the institution’s public-facing website could be construed as similar to a distinctive part of military uniform. With respect to financial matters, DoD found a lack of information relating to the financial aid process, including the lack of a timeline for applying for financial aid. APUS submitted the required corrective action plan to DoD on March 15, 2018, and submitted evidence of corrective actions taken related to both findings in advance of the deadline for submission. On June 15, 2018, DoD notified APUS that DoD had reviewed the corrective action plan and determined the proposed actions appear to sufficiently address the findings in the Iteration 1 Report.
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

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the Ohio Board of Nursing, or the OBN. Regulations of the OBN, which approve the Diploma in Practical Nursing, or the PN Program, and the Associate Degree in Nursing, or the ADN Program, require that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. On March 8, 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status after a program is placed on provisional status due to low NCLEX scores if the program attains a pass rate that meets or exceeds 95% of the national average for first-time candidates for

Index

at least two consecutive years. If a program on provisional approval fails to meet and maintain the requirements of the OBN at the end of the time period established by the OBN, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval pursuant to an adjudication proceeding. On March 8, 2018, OBN released a final report of the ADN Program’s performance for calendar year 2017, which found that HCN’s ADN Program did not meet the OBN pass rate standard in 2017. HCN has been implementing changes, including the curriculum changes discussed in our Annual Report, that are designed to improve NCLEX scores over time but there is no assurance that these changes will be successful. This situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended September 30, 2018, we did not repurchase any shares of our common stock other than shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2018	—	$—	—	1,071,516	$148,008
July 1, 2018 - July 31, 2018	—	—	—	1,071,845	148,008
August 1, 2018 - August 31, 2018	—	—	—	1,071,845	148,008
September 1, 2018 - September 30, 2018	—	—	—	1,071,845	148,008
Total	—	$—	—	1,071,845	$148,008

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

(3)
During the nine month period ended September 30, 2018, we were deemed to have repurchased 65,842 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 to this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	November 6, 2018
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 6, 2018
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)