Form 10-Q
period 2019-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2019-05-07
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	APEI	NASDAQ Global Select Market

The total number of shares of common stock outstanding as of May 3, 2019 was 16,586,160.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31, 2019	As of December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$215,928	$212,131
Accounts receivable, net of allowance of $6,661 in 2019 and $6,648 in 2018	14,103	14,059
Prepaid expenses	6,692	5,482
Income tax receivable	1,721	898
Total current assets	238,444	232,570
Property and equipment, net	84,156	86,881
Operating lease assets, net	11,248	—
Investments	10,479	11,966
Goodwill	28,044	33,899
Other assets, net	5,376	5,642
Total assets	$377,747	$370,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,403	$9,110
Accrued compensation and benefits	6,655	13,100
Accrued liabilities	8,524	3,808
Deferred revenue and student deposits	21,023	18,310
Operating lease liabilities, current	1,925	—
Total current liabilities	40,530	44,328
Operating lease liabilities, long-term	9,688	—
Deferred income taxes	6,076	5,364
Total liabilities	56,294	49,692

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,586 issued and outstanding in 2019; 16,425 issued and outstanding in 2018	166	164
Additional paid-in capital	186,346	187,172
Retained earnings	134,941	133,930
Total stockholders’ equity	321,453	321,266
Total liabilities and stockholders’ equity	$377,747	$370,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenue	$73,441	$74,967
Costs and expenses:
Instructional costs and services	27,915	29,686
Selling and promotional	15,047	15,581
General and administrative	19,065	18,888
Loss on disposals of long-lived assets	126	128
Impairment of goodwill	5,855	—
Depreciation and amortization	4,051	4,522
Total costs and expenses	72,059	68,805
Income from operations before interest income and income taxes	1,382	6,162
Interest income, net	1,053	493
Income before income taxes	2,435	6,655
Income tax expense (benefit)	(63)	1,865
Equity investment loss	(1,487)	(201)
Net income	$1,011	$4,589

Net Income per common share:
Basic	$0.06	$0.28
Diluted	$0.06	$0.28
Weighted average number of common shares:
Basic	16,533,205	16,359,792
Diluted	16,662,366	16,534,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2017	16,267,814	$163	$180,674	$108,569	$289,406
Impact of adoption of ASC 606	—	—	—	(278)	(278)
Issuance of common stock under employee benefit plans	192,600	2	(2)	—	—
Repurchased shares of common and restricted stock from stockholders	(61,215)	(1)	(1,615)	—	(1,616)
Stock-based compensation	—	—	1,678	—	1,678
Net income	—	—	—	4,589	4,589
Balance as of March 31, 2018	16,399,199	$164	$180,735	$112,880	$293,779

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2018	16,424,785	$164	$187,172	$133,930	$321,266
Issuance of common stock under employee benefit plans	244,589	3	(3)	—	—
Repurchased shares of common and restricted stock from stockholders	(83,214)	(1)	(2,512)	—	(2,513)
Stock-based compensation	—	—	1,689	—	1,689
Net income	—	—	—	1,011	1,011
Balance as of March 31, 2019	16,586,160	$166	$186,346	$134,941	$321,453

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Operating activities
Net income	$1,011	$4,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,051	4,522
Stock-based compensation	1,689	1,843
Equity investment loss	1,487	201
Deferred income taxes	712	850
Loss on disposals of long-lived assets	126	128
Impairment of goodwill	5,855	—
Other	37	38
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(44)	(788)
Prepaid expenses	(923)	(2,380)
Income tax receivable/payable	(823)	958
Operating leases, net	365	—
Other assets	170	—
Accounts payable	(6,707)	(3,892)
Accrued compensation and benefits	(6,445)	(572)
Accrued liabilities	4,621	2,442
Deferred revenue and student deposits	2,713	2,305
Net cash provided by operating activities	7,895	10,244
Investing activities
Capital expenditures	(1,585)	(1,666)
Net cash used in investing activities	(1,585)	(1,666)
Financing activities
Cash paid for repurchase of common stock	(2,513)	(1,615)
Net cash used in financing activities	(2,513)	(1,615)
Net increase in cash and cash equivalents	3,797	6,963
Cash and cash equivalents at beginning of period	212,131	179,205
Cash and cash equivalents at end of period	$215,928	$186,168

Supplemental disclosure of cash flow information
Income taxes paid	$48	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 82,900 students through two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, and public service communities through American Military University, or AMU, and American Public University, or APU. APUS is regionally accredited by the Higher Learning Commission and several of its academic programs have specialized accreditation granted by industry-governing organizations.

•
National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students at five campuses in Ohio to serve the needs of the nursing and healthcare communities. HCN is nationally accredited by the Accrediting Bureau for Health Education Schools, or ABHES. In April 2019, HCN began offering classes in its Medical Laboratory Technician program, or MLT Program, at its Cincinnati and Columbus campuses.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Accounting

The accompanying unaudited, interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain prior period amounts have been reclassified for comparative purposes to conform to the 2019 presentation.

Principles of Consolidation

The accompanying unaudited, interim Consolidated Financial Statements include accounts of APEI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited, interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, or the Annual Report.

Index

Use of Estimates

In preparing financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, and various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from these estimates.

Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms the program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 was $1.5 million and $1.7 million, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Consolidated Statements of Cash Flows because these restricted funds are a core activity of operations.

Leases

In February 2016, the Financial Accounting Standards Board, of FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). This standard requires entities to recognize most operating leases on their balance sheets as right-of-use assets, or ROU assets, with a corresponding lease liability, in addition to disclosing certain key information about leasing arrangements. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

•	Carry forward of historical lease classification;

•	Short-term lease accounting policy election allowing lessees to not recognize ROU assets and lease liabilities for leases with a term of 12 months or less; and

•	Not separate lease and non-lease components for office space and campus leases.

The adoption of this standard resulted in the recognition of operating lease ROU assets and corresponding lease liabilities of approximately $12.1 million on the Consolidated Balance Sheet as of January 1, 2019. There was no impact to the Company’s net income or liquidity as a result of the adoption of this ASU. Disclosures related to the amount, timing, and uncertainty of cash flows arising from leases are included in “Note 4. Leases” below.

Investments

The Company accounts for its investments in less than majority owned companies in accordance with FASB Accounting Standards Codification, or ASC, 323, Investments - Equity Method and Joint Ventures and FASB ASC 321, Investments - Equity Securities. The Company applies the equity method to investments when it has the ability to exercise significant influence, but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro rata share of the operating results of the investee is reported in the Consolidated Statements of Income as “Equity investment loss.” Investments that do not meet the equity method requirements are accounted for under ASC 321, Investments - Equity Securities, with changes in the fair value of the investment reported in the Consolidated Statements of Income as “Equity investment loss.”

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

Index

Each reporting period the Company evaluates its cost method investment for observable prices changes. Factors the Company may consider when evaluating an observable price may include significant changes in the regulatory, economic or technological environment, changes in the general market condition, bona fide offers to purchase or sell similar investments, and other criteria.
On September 30, 2012, the Company made an investment in preferred stock, treated as in-substance common stock, of NWHW Holdings, Inc., or NWHW Holdings, representing approximately 20% of the fully diluted equity of NWHW Holdings. During the three months ended March 31, 2019, the Company determined that it no longer qualified to account for its investment in NWHW Holdings under the equity method of accounting because at this time the Company is unable to exercise significant influence over operating and financial policies of NWHW Holdings. The Company has elected to account for the investment under ASC 321, Equity Investments. Earnings or losses that relate to the stock retained and that were previously accrued remain as part of the carrying amount of the investment. As of March 31, 2019, the carrying value of the investment was $5.2 million.

Stock-based compensation

Stock-based compensation expense related to restricted stock grants is recognized over the vesting period using the straight-line method for the Company’s employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s stock price on the date of the grant. The Company estimates forfeitures of stock-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from the original estimates. Additionally, judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, or PSUs, the level of performance that will be achieved and the number of shares that will be earned. If actual results differ significantly from these estimates, stock-based compensation expense could be higher or lower and have a material impact on the Company’s consolidated financial statements. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
	(Unaudited)
Instructional costs and services	$403	$377
Selling and promotional	194	240
General and administrative	1,092	1,226
Stock-based compensation expense in operating income	$1,689	$1,843

Incentive-based compensation

We provide incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within our operating expenses. For the years ending December 31, 2019 and 2018, our Compensation Committee has approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding current year incentive awards is not expected to be made until after the results for the year ending December 31, 2019 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that we incur in our interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We recognized an aggregate expense of approximately $0.6 million during the three month period ended March 31, 2019, compared to an aggregate expense of $1.1 million for the three months ended March 31, 2018 associated with our incentive-based compensation plans.

Income Taxes

The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Index

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Annual Report on March 12, 2019 were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Revenue

Disaggregation of Revenue

In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended March 31, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$65,198	$6,775	$(27)	$71,946
Graduation fees	310	—	—	310
Textbook and other course materials	—	862	—	862
Other fees	213	110	—	323
Total Revenue	$65,721	$7,747	$(27)	$73,441

	Three Months Ended March 31, 2018
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$65,206	$8,061	$—	$73,267
Graduation fees	276	—	—	276
Textbook and other course materials	—	1,122	—	1,122
Other fees	186	116	—	302
Total Revenue	$65,668	$9,299	$—	$74,967

Effective January 1, 2019, the APEI Segment began charging the HCN Segment for the value of courses taken by HCN Segment employees at American Public University System. The intersegment revenue elimination is the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of March 31, 2019 and December 31, 2018.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of HCN. Deferred revenue at March 31, 2019 was $21.0 million and includes $12.7 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.3 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2018 was $18.3 million and includes $9.9 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.4 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.

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

Index

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

Note 4. Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The APEI Segment leases corporate and administrative office space in Maryland and Virginia under operating leases that expire through June 2023. The HCN Segment leases administrative office space and five campuses in Ohio under operating leases that expire through June 2029.

Operating lease assets are ROU assets, which represent the right to use an underlying asset for the lease term, and operating lease liabilities which represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheet at March 31, 2019. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes any lease payments made and excludes lease incentives.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three months ended March 31, 2019 was $617,000. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.

At March 31, 2019, no leases exist that have not yet commenced and create significant rights and obligations for the Company.

The following tables present information about the amount, timing, and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019 (dollars in thousands):

Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$1,849
2020	2,517
2021	2,537
2022	2,481
2023	1,523
2024	566
2025 and beyond	2,239
Total future minimum lease payments	13,712
Less imputed interest	(2,099)
Present value of operating lease liabilities	$11,613

Balance Sheet Classification
Operating lease liabilities, current	$1,925
Operating lease liabilities, long-term	9,688
Total operating lease liabilities	$11,613

Index

Other Information
Weighted average remaining lease term (in years)	6.2
Weighted average discount rate	5.1%

Cash Flows

An initial ROU asset of $11.8 million was recognized as a non-cash asset addition with the adoption of the standard. There were no additional ROU assets recognized as non-cash asset additions during the three months ended March 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities at adoption was $609,000 during the three months ended March 31, 2019 and is included in operating cash flows.

Note 5. Goodwill and Intangible Assets

During the three months ended March 31, 2019, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The Company concluded it was more likely than not the fair value of HCN was less than its carrying amount as a result of circumstances that included HCN’s underperformance against 2019 internal targets and overall 2019 financial performance. Therefore, the Company proceeded with a quantitative impairment test as of March 31, 2019. The implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $28.0 million, or $5.9 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $5.9 million to reduce the carrying value of its goodwill in our HCN Segment.

The Company utilized an independent valuation firm to determine the fair value of HCN. The independent valuation firm weighted the results of four different valuation methods: (1) discounted cash flows; (2) guideline company; (3) guideline transaction for comparable transactions; and (4) guideline transaction for private equity transactions. Under the income approach, fair value was determined based on estimated discounted future cash flows of HCN. The cash flows were discounted by an estimated risk weighted-average cost of capital, which was intended to reflect the overall level of inherent risk of HCN. Under the market approach, pricing terms from other transactions in the higher education market were used to determine the value of HCN. Values derived under the four valuation methods were then weighted to estimate HCN’s enterprise value.

The goodwill impairment charge recorded in the quarter ended March 31, 2019 eliminated the difference between the fair value of goodwill and the book value of goodwill. As such, future changes, including minor changes in revenue, operating income, valuation multiples, discount rates, and other inputs to the valuation process may result in future impairment charges and those charges could be material.

Determining the fair value of HCN requires judgment and the use of significant estimates and assumptions, including fluctuations in enrollments, revenue growth rates, operating margins, discount rates and future economic market conditions, among others. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCN’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

For additional information on goodwill and intangible assets see the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Index

Note 6. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of restricted stock awards. The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted net income per common share.

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Basic weighted average shares outstanding	16,533	16,360
Effect of dilutive restricted stock	129	174
Diluted weighted average shares outstanding	16,662	16,534

Share awards are not included in the computation of diluted net income per share when their effect is anti-dilutive. There were 37,738 and 36,861 anti-dilutive restricted stock awards excluded from the calculation for the three months ended March 31, 2019 and 2018, respectively.

Note 7. Segment Information

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

Index

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenue:
American Public Education Segment	$65,721	$65,668
Hondros College of Nursing Segment	7,747	9,299
Intersegment elimination	(27)	—
Total Revenue	$73,441	$74,967
Depreciation and amortization:
American Public Education Segment	$3,782	$4,168
Hondros College of Nursing Segment	269	354
Total Depreciation and amortization	$4,051	$4,522
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$7,522	$5,130
Hondros College of Nursing Segment	(6,146)	1,032
Intersegment elimination	6	—
Total Income from operations before interest income and income taxes	$1,382	$6,162
Interest income, net:
American Public Education Segment	$1,047	$485
Hondros College of Nursing Segment	6	8
Total Interest income, net	$1,053	$493
Income tax expense (benefit):
American Public Education Segment	$1,666	$1,621
Hondros College of Nursing Segment	(1,729)	244
Total Income tax expense (benefit)	$(63)	$1,865
Capital expenditures:
American Public Education Segment	$1,345	$1,633
Hondros College of Nursing Segment	240	33
Total Capital expenditures	$1,585	$1,666

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
Assets:
American Public Education Segment	$326,768	$322,523
Hondros College of Nursing Segment	50,979	48,435
Total Assets	$377,747	$370,958

Index

Note 8. Commitments and Contingencies

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

Note 9. Concentration

APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, education benefit programs; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s operations. As of March 31, 2019 approximately 55% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from students by primary funding source for the three months ended March 31, 2019 and 2018 is included in the table below (unaudited):

	Three Months Ended March 31,
	2019	2018
DoD tuition assistance programs	39%	37%
Title IV programs	24%	26%
VA education benefits	23%	24%
Cash and other sources	14%	13%
A summary of HCN Segment revenue derived from students by primary funding source for the three months ended March 31, 2019 and 2018 is included in the table below (unaudited):

	Three Months Ended March 31,
	2019	2018
Title IV programs	80%	82%
Cash and other sources	18%	15%
VA education benefits	2%	3%

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or “APEI,” and its subsidiary institutions collectively unless the context indicates otherwise. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report.

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 82,900 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education to approximately 81,200 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated and public service communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 118 degree programs and 109 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies,

Index

intelligence, and homeland security. APUS has regional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry-governing organizations.

For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 1,700 students at five campuses in Ohio, to serve the needs of the nursing and healthcare communities. HCN offers a Diploma in Practical Nursing, or PN, an Associate Degree in Nursing, or ADN, and a newly offered Associate Degree in Medical Laboratory Technology, or MLT. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo.

HCN is nationally accredited by the Accrediting Bureau for Health Education Schools, or ABHES, and HCN’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools. Portions of the PN and ADN Programs are online. HCN’s PN and ADN Programs are approved by the Ohio Board of Nursing, or OBN, the PN Program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA, and the MLT Program is currently seeking accreditation by the National Accrediting Agency for Clinical Laboratory Science, or NAACLS.
To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program approved by the OBN. The OBN requires that nursing education programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. In March 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program had not met the pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status if the program meets the pass rate standard for at least two consecutive years. If a program on provisional approval fails to meet OBN requirements at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval. In March 2019, the OBN found that HCN’s ADN Program did not meet the OBN pass rate standard in 2018 for a sixth consecutive year. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes, that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment.
Beginning with the July 2018 term, HCN implemented new academic achievement requirements and course retake policies for the PN and ADN Programs. Further, beginning with the January 2019 term, HCN implemented enhanced ADN Program admissions requirements, and beginning with the April 2019 term, HCN further changed its admissions standards to remove certain entrance exam requirements. While we believe changes in admissions requirements and academic achievement requirements are beneficial for our students and will result in a better and more positive educational experience and improved testing pass rates in the long term, we believe some of the changes have contributed to a decline in enrollment at HCN and have had a negative impact on our results of operations. For example, enrollments in HCN’s ADN Program for the terms beginning in January 2019 and April 2019 were significantly lower than HCN expected, which we believe is likely associated with the implementation of new admissions requirements among other potential factors. While we work on identifying the appropriate balance of admissions requirements and attracting appropriate students, there may continue to be a negative impact on enrollment at HCN. We cannot predict whether these initiatives will be successful over the long term and cannot guarantee that we will be able to reverse the revenue decline in our HCN Segment.

HCN’s PN Program was granted initial programmatic accreditation through the National League for Nursing Commission for Nursing Education, or NLN CNEA, with quality improvement conditions, from October 18, 2018 through October 31, 2024. On January 29, 2019, HCN submitted a required progress report to NLN CNEA addressing certain quality indicators.

For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report.

Index

Regulatory and Legislative Activity

In December 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education, which were scheduled to go into effect on July 1, 2018. On June 29, 2018, ED announced that it would delay the effective date of the distance education portion of the state authorization final regulations, or the Distance Education Rule, until July 1, 2020. On April 26, 2019, a U.S. District Court judge found that the delayed implementation was improper, and as a result of the court’s related order, the Distance Education Rule will take effect on May 26, 2019.

The Distance Education Rule requires an institution offering distance education programs to be authorized by each state in which the institution enrolls students in such programs, if such authorization is required by the state, in order to award Title IV aid to such students. An institution may obtain such authorization directly from the state or through a state authorization reciprocity agreement that satisfies ED’s definition of such an agreement. In addition, the Distance Education Rule requires an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs that are provided or can be completed solely through distance education or correspondence courses, excluding internships and practicums. The public disclosures must include information on state authorization for the program, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program within the past five years, refund policies, as well as applicable licensure or certification requirements for a career a student prepares to enter and the program’s sufficiency to meet those requirements. Under the Distance Education Rule, an institution is required to disclose directly and individually to all prospective students when a distance education program does not meet the licensure or certification requirements for the state in which the student resides, when an adverse action is taken against the program by a state agency or accrediting agency, and when an institution determines that a program has ceased to meet licensure and certification requirements.

In October 2018, ED announced that it would establish a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, to prepare proposed regulations related to, among other things, ED’s recognition of accrediting agencies and institutional and programmatic eligibility issues, including state authorization and programs offered through distance education, respectively. In April 2019, The Accreditation and Innovation Committee reached consensus on proposed regulatory language. ED will publish the agreed-upon regulatory language in a notice of proposed rulemaking and accept public comment on the proposal; that notice is expected in the coming months. Under the Higher Education Act, ED must publish a final rule on or before November 1, 2019 in order for the regulations to be effective on July 1, 2020. We cannot predict what regulations will be ultimately adopted following the notice-and-comment process.

On March 15, 2019, ED issued guidance to colleges and universities about how to comply with selected provisions contained in the Borrower Defense Regulations that took effect as of October 16, 2018. For more detail about the Borrower Defense Regulations, please refer to our Annual Report, including “Business - Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses” in Part I, Item 1. As described in the guidance, ED will apply the federal standard for borrower defense to repayment applications set forth in the Borrower Defense Regulations for claims asserted as to Direct Loans first disbursed on or after July 1, 2017. In the guidance, ED explained that institutions should handle reporting for events, actions, or conditions that occurred after July 1, 2017 by making required reports to ED no later than May 13, 2019. ED also indicated that because the Borrower Defense Regulations are now in effect, institutions must implement the Borrower Defense Regulations’ prohibitions related to dispute resolution between institutions and students with respect to claims that are or could be asserted as a borrower defense claim under ED’s administrative process, including by making any required modifications to enrollment agreements or by beginning to implement required notification procedures by May 13, 2019.

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

Summary of Results

For the three month period ended March 31, 2019, our consolidated revenue decreased from $75.0 million to $73.4 million, or by 2.0%, compared to the comparable prior year period. Our operating margins decreased from 8.2% to 1.8% for the three month period ended March 31, 2019, compared to the comparable prior year period. The three month period ended March 31, 2019 includes a $5.9 million pretax, non-cash impairment of goodwill and approximately $1.3 million in pretax professional fees associated with the evaluation of an acquisition.

For each of the three month periods ended March 31, 2019 and 2018, APEI Segment revenue was $65.7 million. APEI Segment operating margins increased from 7.8% to 11.4% for the three month period ended March 31, 2019, compared to the comparable prior year period. For the three month period ended March 31, 2019, APEI Segment expenses include approximately $1.3 million in pretax professional fees associated with the evaluation of an acquisition. For the three month period ended March 31, 2018, APEI Segment expenses include pretax expenses of approximately $1.7 million resulting from the voluntary reduction in force program announced on March 12, 2018. Net course registrations at APUS for the three month period ended March 31, 2019 increased from 83,300 to 84,300, or approximately 1.2%, compared to the comparable prior year period. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three month period ended March 31, 2019, HCN Segment revenue decreased from $9.3 million to $7.7 million, or by 16.7%, over the comparable prior year period. HCN Segment operating margins decreased from 11.1% to negative 79.3% for the three month period ended March 31, 2019 compared to the comparable prior year period. Enrollment at HCN for the three month period ended March 31, 2019 decreased from 2,000 to 1,700, or approximately 15.0%, as compared to the comparable prior year period. New student enrollment at HCN for the three month period ended March 31, 2019 decreased from 502 to 339, or approximately 32.5%, as compared to the comparable prior year period. HCN student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty. HCN voluntarily discontinued new enrollments in its Registered Nurse to Bachelor of Science in Nursing program, or RN-to-BSN Program, subsequent to the start of the July 2018 term, at which time there were approximately 65 students enrolled in the program, and there were approximately 20 students enrolled in the January 2019 term. Those currently enrolled in the RN-to-BSN Program may elect to complete the program at HCN or transfer to another institution, including APUS.

During the three month period ended March 31, 2019, the Company completed a qualitative goodwill assessment and concluded it was more likely than not the fair value of HCN was less than its carrying amount as a result of circumstances that included HCN’s underperformance against 2019 internal targets and overall 2019 financial performance. The assessment was completed after enrollment at HCN was 14.0% below internal targets for the three month period ended March 31, 2019, and 20.0% below internal targets for the term beginning April 2019, respectively. The Company proceeded with a quantitative impairment test as of March 31, 2019. As a result, the Company recorded a pretax, non-cash charge of $5.9 million to reduce the carrying value of its goodwill in our HCN Segment. For additional information regarding our goodwill impairment, please refer to “Note 5. Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements in this Quarterly Report.

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

Index

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

Beginning with the July 2018 term, HCN implemented new academic achievement requirements and course retake policies for the PN and ADN Programs. Further, beginning with the January 2019 term, HCN implemented enhanced ADN Program admissions requirements, requiring external ADN applicants to have an active unencumbered PN license and to have graduated from an approved PN program. Beginning with the April 2019 term, HCN further changed its admissions standards to remove certain entrance exam requirements. We believe these academic and admissions requirements have contributed to a decline in enrollment at HCN and have had a negative impact on our results of operations. While we work on identifying the appropriate balance of admissions requirements and attracting appropriate students, there may continue to be a negative impact on enrollment at HCN. We cannot predict whether these initiatives will be successful over the long term and cannot guarantee that we will be able to reverse the revenue decline in our HCN Segment. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of the decline in enrollment at HCN, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to our Annual Report and the “Overview” section of this Management’s Discussion and Analysis.

Our consolidated results for the three months ended March 31, 2019 and 2018 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

Index

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.0	39.6
Selling and promotional	20.5	20.8
General and administrative	26.0	25.2
Loss on disposals of long-lived assets	0.2	0.2
Impairment of goodwill	8.0	—
Depreciation and amortization	5.5	6.0
Total costs and expenses	98.2	91.8

Income from operations before interest income and income taxes	1.8	8.2
Interest income, net	1.4	0.7

Income from operations before income taxes	3.2	8.9
Income tax expense (benefit)	(0.1)	2.5
Equity investment loss	(2.0)	(0.3)
Net Income	1.3%	6.1%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue. Our consolidated revenue for the three months ended March 31, 2019 was $73.4 million, a decrease of $1.6 million, or 2.0%, compared to $75.0 million for the three months ended March 31, 2018. The revenue decrease was due to a $1.6 million, or 16.7%, revenue decrease in our HCN Segment. Revenue in our APEI Segment was unchanged at $65.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The HCN Segment revenue decrease was primarily due to a 15.0% decrease in student enrollment. Net course registrations in our APEI Segment increased 1.2%, offset by lower revenue per net course registration.

Costs and expenses. Costs and expenses for the three months ended March 31, 2019 were $72.1 million, an increase of $3.3 million, or 4.7%, compared to $68.8 million for the three months ended March 31, 2018. The increase in costs and expenses was primarily due to a goodwill impairment of $5.9 million in our HCN Segment and increased professional fees in our APEI Segment partially offset by a decrease in employee compensation costs in our APEI Segment. The three months ended March 31, 2018 includes pretax expenses of approximately $1.7 million resulting from the voluntary reduction in force program. The three months ended March 31, 2019 includes approximately $1.3 million in pretax professional fees associated with the evaluation of an acquisition. Costs and expenses as a percentage of revenue increased to 98.2% for the three months ended March 31, 2019, from 91.8% for the three months ended March 31, 2018. The increase in costs and expenses as a percentage of revenue was primarily due to an increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2019 were $27.9 million, a decrease of $1.8 million, or 6.0%, from $29.7 million for the three months ended March 31, 2018. The decrease in instructional costs and services expenses was primarily due to a decrease in employee compensation costs and instructional materials costs in both our APEI and HCN Segments. For the three months ended March 31, 2018, employee compensation costs include approximately $0.8 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. Instructional costs and services expenses as a percentage of revenue decreased to 38.0% for the three months ended March 31, 2019, from 39.6% for the three months ended March 31, 2018. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to instructional costs and services expenses decreasing at a rate greater than consolidated revenue.

Index

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2019 were $15.0 million, a decrease of $0.6 million, or 3.4%, from $15.6 million for the three months ended March 31, 2018. The decrease in selling and promotional expenses was primarily the result of a decrease in employee compensation costs in our APEI Segment partially offset by an increase in advertising costs in our APEI Segment. For the three months ended March 31, 2018, employee compensation costs include approximately $0.5 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. Selling and promotional expenses as a percentage of revenue decreased to 20.5% for the three months ended March 31, 2019, from 20.8% for the three months ended March 31, 2018. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses decreasing at a rate greater than consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2019 were $19.1 million, an increase of $0.2 million, or 0.9%, from $18.9 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily related to an increase in professional fees in our APEI segment partially offset by a decrease in employee compensation costs in our APEI Segment. For the three month period ended March 31, 2019, our APEI Segment incurred approximately $1.3 million of pretax professional fees related to the evaluation of an acquisition. For the three months ended March 31, 2018, employee compensation costs include approximately $0.4 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. Consolidated bad debt expense for the three months ended March 31, 2019 was $1.0 million, or 1.4% of revenue, compared to $1.1 million, or 1.5% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 26.0% for the three months ended March 31, 2019, from 25.2% for the three months ended March 31, 2018. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for each of the three months ended March 31, 2019 and 2018 was $0.1 million.

Impairment of goodwill. The pretax non-cash impairment of goodwill for the three months ended March 31, 2019 of $5.9 million resulted from the reduction of the carrying value of goodwill in our HCN Segment. For additional information regarding the impairment of goodwill, and a discussion of the potential for future impairment charges for goodwill, please refer to the discussion in “Note 5. Goodwill and Intangible Assets, Notes to Consolidated Financial Statements” in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.1 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 5.5% for the three months ended March 31, 2019, from 6.0% for the three months ended March 31, 2018. The decrease in depreciation and amortization expenses as a percentage of revenue was due to depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.7 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and additional performance stock unit incentive costs.

Interest income. Interest income was $1.1 million for the three months ended March 31, 2019, compared to income of $0.5 million for the three months ended March 31, 2018. The increase was related to an increase in interest rates and an increase in average invested balances in cash and cash equivalents.

Income tax expense (benefit). We recognized an income tax benefit for the three months ended March 31, 2019 of $0.1 million and income tax expense of $1.9 million for the three months ended March 31, 2018, or effective tax rates of (6.6)% and 28.9%, respectively. The effective tax rate for the three months ended March 31, 2019 includes a benefit of approximately $0.5 million related to ASU 2016-09 compared to additional income tax expense of $0.2 million for the three months ended March 31, 2018.

Equity investment loss. Equity investment loss was $1.5 million for the three months ended March 31, 2019 compared to a loss of $0.2 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company recognized a $1.5 million loss related to its pro rata share of the operating results of NWHW Holdings, Inc. associated with an impairment charge recognized by the investee.

Index

Net income. Our net income was $1.0 million for the three months ended March 31, 2019, compared to net income of $4.6 million for the three months ended March 31, 2018, a decrease of $3.6 million. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenue:
American Public Education Segment	$65,721	$65,668
Hondros College of Nursing Segment	7,747	9,299
Intersegment elimination	(27)	—
Total Revenue	$73,441	$74,967
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$7,522	$5,130
Hondros College of Nursing Segment	(6,146)	1,032
Intersegment elimination	6	—
Total Income from operations before interest income and income taxes	$1,382	$6,162

APEI Segment

For each of the three months ended March 31, 2019 and 2018, revenue in our APEI Segment was approximately $65.7 million with higher net course registrations in the 2019 period offset by lower revenue per net course registration. Net course registrations at APUS increased 1.2% to approximately 84,300 during the three months ended March 31, 2019 compared to the same period in 2018. Income from operations before interest income and income taxes in our APEI Segment was $7.5 million during the three months ended March 31, 2019, an increase of 46.6% compared to the same period of 2018, as a result of decreases in costs and expenses including lower employee compensation costs and costs associated with the voluntary reduction in force program for the three month period ended March 31, 2018 partially offset by increase in professional fees for the three months ended March 31, 2019.

HCN Segment

For the three months ended March 31, 2019, the $1.6 million, or 16.7%, decrease to approximately $7.7 million in revenue in our HCN Segment was primarily attributable to a decrease in student enrollment. HCN student enrollment decreased 15.0% to approximately 1,700 students during the three months ended March 31, 2019 compared to the same period in 2018. New student enrollment at HCN for the three month period ended March 31, 2019 decreased from 502 to 339, or approximately 32.5%, as compared to the comparable prior year period. We believe that the decrease in HCN’s enrollment for the three months ended March 31, 2019 was primarily attributable to changes in academic standards and admissions policies instituted in 2018 and the first quarter of 2019. The loss from operations before interest income and income taxes in our HCN Segment was $6.1 million during the three months ended March 31, 2019, compared to income of $1.0 million in the same period of 2018, primarily as a result of the goodwill impairment and decrease in revenue due to lower enrollment during the three months ended March 31, 2019.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the three months ended March 31, 2019 and 2018 with cash provided by operating activities. Cash and cash equivalents were $215.9 million and $212.1 million at March 31, 2019 and December 31, 2018, respectively, representing an increase of $3.8 million, or 1.8%. Cash and cash equivalents at March 31, 2019 increased by $29.8 million from $186.2 million, or 16.0%, as compared to March 31, 2018.

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

Operating Activities

Net cash provided by operating activities was $7.9 million and $10.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash from operating activities was primarily due to changes in working capital due to the timing of receipts and payments. Accounts payable at March 31, 2019, is approximately $6.7 million lower than December 31, 2018 primarily due to the timing and processing of purchases and payments.

Investing Activities

Net cash used in investing activities was $1.6 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. This decrease was primarily related to decreased capital expenditures.

Financing Activities

Net cash used in financing activities was $2.5 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash used in financing activities for the three months ended March 31, 2019 was primarily related to increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

At March 31, 2019, we had approximately $148,000 of remaining availability under our cash based stock repurchase program, which we had not utilized since 2015. On May 2, 2019, our Board of Directors authorized a replacement program to repurchase up to $35.0 million of our common stock. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

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

Index

Contractual Commitments

There were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2019. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. At March 31, 2019, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

There has been no material change to our market risk or interest rate risk during the three months ended March 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2019. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASC 842, Leases (Topic 842). We implemented changes to our processes related to contract evaluations, operating lease asset and liability recognition, and the related control activities. These included the development of new policies, training, ongoing contract review requirements, and gathering information provided for disclosures.

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

ED rules setting forth new standards and procedures related to borrower defense-to-repayment claims, standards related to financial responsibility, and requirements related to dispute resolution may create significant liability that could have a material adverse effect on our business.

On November 1, 2016, ED published final regulations concerning which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Direct Loan Program, or a Direct Loan, and certain other matters, which we refer to as the Borrower Defense Regulations. Certain portions of the Borrower Defense Regulations, which initially were scheduled to become effective July 1, 2017, became effective October 16, 2018 as a result of court decisions in legal challenges to the Borrower Defense Regulations and ED’s delay of the effective date of those regulations.

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

ED’s financial responsibility standards have been modified by the Borrower Defense Regulations to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events that occur on or after July 1, 2017. If ED determines that one of our institutions is not financially responsible, because of one or more triggering events, to continue participating in Title IV programs, the institution must provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year and may be required to disclose to students information about the letter of credit.

The Borrower Defense Regulations also prohibit institutions from requiring students to engage in the institutions’ internal complaint processes before contacting other agencies, prohibit the use of pre-dispute arbitration agreements by institutions, prohibit class action lawsuit waivers, and require institutions to notify ED of arbitration filings and awards, for claims that may form the basis for a borrower defense to repayment of a Direct Loan. As a result of the Borrower Defense Regulations’ dispute resolution provisions, we could incur claims and expenses that we have not previously incurred, and which could have a material adverse effect on our business, financial condition and results of operations.

On March 15, 2019, ED issued guidance on how to comply with selected provisions contained in the Borrower Defense Regulations. As described in the guidance, ED will apply the federal standard for borrower defense to repayment applications set forth in the Borrower Defense Regulations for claims asserted as to Direct Loans first disbursed on or after July 1, 2017. In the guidance, ED explained that institutions should handle reporting for events, actions, or conditions that occurred after July 1, 2017 by making required reports to ED no later than May 13, 2019. ED also indicated that because the Borrower Defense Regulations are now in effect, institutions must implement the Borrower Defense Regulations’ prohibitions related to dispute resolution between institutions and students with respect to claims that are or could be asserted as a borrower defense claim under ED’s administrative process, including by making any required modifications to enrollment agreements or by beginning to implement required notification procedures by May 13, 2019.

ED has proposed regulations setting forth new standards and procedures related to institutional eligibility to participate in Title IV and ED’s recognition of accrediting agencies. While the scope of the final regulations remains unclear, the failure of our institutions or their accrediting agencies to comply with any final regulations could affect our institutions’ eligibility to participate in Title IV programs.

Index

In October 2018, ED announced that it would establish a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, to prepare proposed regulations related to, among other things, ED’s recognition of accrediting agencies and institutional and program eligibility issues, including state authorization and programs offered through distance education. In April 2019, the Accreditation and Innovation Committee reached consensus on the package of proposed regulatory language. ED will publish the agreed-upon regulatory language in a notice of proposed rulemaking and accept public comment on the proposal; that notice is expected in the coming months. The effective date of any final regulations cannot be determined at this time, but final regulations promulgated by November 1, 2019 would likely be effective July 1, 2020. We are unable to predict what such final regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. However, the failure of our institutions or their accrediting agencies to comply with any final regulations could affect our institutions’ eligibility to participate in Title IV programs and therefore have a material adverse effect on our business, financial condition, and results of operations.

Our institutions’ failure to comply with ED’s regulations related to state authorization or regulations of various states, could result in actions that would have a material adverse effect on our enrollments, revenue, and results of operations.

Various states impose regulatory requirements on educational institutions operating within their boundaries, including registration requirements applicable to online educational institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state.

On December 19, 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education. On June 29, 2018, ED announced that it would delay the effective date of the distance education portion of the final regulations, or the Distance Education Rule, until July 1, 2020. On April 26, 2019, a U.S. District Court judge found that the delay was improper, and as a result of the court’s related order, the Distance Education Rule will take effect on May 26, 2019. The Distance Education Rule requires an institution offering distance education programs to be authorized by each state in which the institution enrolls students in such programs, if such authorization is required by the state, in order to award Title IV aid to such students. An institution may obtain such authorization directly from the state or through a state authorization reciprocity agreement that satisfies ED’s definition of such an agreement. If one of our institutions fails to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, the institution could lose its ability to award Title IV aid to students in that state and could lose its ability to provide distance education in that state.

The Distance Education Rule also requires an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs that are provided or can be completed solely through distance education or correspondence courses, excluding internships and practicums. The public disclosures must include information on state authorization for the program, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program within the past five years, and refund policies, as well as applicable licensure or certification requirements for a career a student prepares to enter and the program’s sufficiency to meet those requirements. Under the Distance Education Rule, an institution is required to disclose directly and individually to all prospective students when a distance education program does not meet the licensure or certification requirements for the state in which the student resides, when an adverse action is taken against the program by a state agency or accrediting agency, and when an institution determines that a program has ceased to meet licensure and certification requirements. If one of our institutions were to fail to make the disclosures that will be required under the new rule, we could be at risk of administrative enforcement action or related litigation, including claims from students related to misrepresentation and other matters. In addition, at this time we cannot predict the additional regulatory burden the disclosure requirements will entail, nor can we predict whether or to what extent such disclosure requirements will have an effect on our enrollment processes and results.

In October 2018, ED announced its intent to establish a negotiated rulemaking committee to prepare proposed regulations related to, among other things, disclosure and other requirements of state authorization. In April 2019, the committee reached consensus on proposed regulatory language. ED will publish the agreed-upon regulatory language in a notice of proposed rulemaking and accept public comment on the proposal; that notice is expected in the coming months. Under the Higher Education Act, ED must publish a final rule on or before November 1, 2019 in order for the regulations to be effective on July 1, 2020. We cannot predict what regulations will be ultimately adopted following the notice-and-comment process. However, until those rules are effective, if ever, we will have to comply with the previously approved final rules effective May 26, 2019.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended March 31, 2019, we did not repurchase any shares of our common stock other than shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2019	—	$—	—	—	$148,008
January 1, 2019 - January 31, 2019	—	—	—	283,876	148,008
February 1, 2019 - February 28, 2019	—	—	—	283,876	148,008
March 1, 2019 - March 31, 2019	—	—	—	283,876	148,008
Total	—	$—	—	283,876	$148,008

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

(2)
On May 14, 2012, the Company’s Board of Directors authorized a program to repurchase up to $20 million of shares of the Company’s common stock. On each of March 14, 2013, June 13, 2014, and June 12, 2015 the Company’s Board of Directors increased the authorization by an additional $15 million of shares, for a cumulative increase of $45 million of shares and a total authorization of $65 million of shares. As of December 31, 2018 and March 31, 2019, there was $148,008 of shares authorized remaining. Subject to market conditions, applicable legal requirements and other factors, the repurchases may be made from time to time in the open market or privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors as the Company deems appropriate.

(3)
During the three month period ended March 31, 2019, we were deemed to have repurchased 83,095 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 to this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	~~May 7, 2019~~
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	~~May 7, 2019~~
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)