Form 10-Q
period 2019-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2019-08-06
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-33810

AMERICAN PUBLIC EDUCATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0724376
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 West Congress Street, Charles Town, West Virginia	25414
(Address of principal executive offices)	(Zip Code)

(304) 724-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	APEI	NASDAQ Global Select Market

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

The total number of shares of common stock outstanding as of August 2, 2019 was 16,047,632.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of June 30, 2019	As of December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$220,833	$212,131
Accounts receivable, net of allowance of $6,481 in 2019 and $6,648 in 2018	6,413	14,059
Prepaid expenses	7,943	5,482
Income tax receivable	4,762	898
Total current assets	239,951	232,570
Property and equipment, net	81,666	86,881
Operating lease assets, net	10,781	—
Investments	10,485	11,966
Goodwill	28,044	33,899
Other assets, net	5,157	5,642
Total assets	$376,084	$370,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,923	$9,110
Accrued compensation and benefits	9,488	13,100
Accrued liabilities	6,763	3,808
Deferred revenue and student deposits	19,054	18,310
Operating lease liabilities, current	1,963	—
Total current liabilities	42,191	44,328
Operating lease liabilities, long-term	9,182	—
Deferred income taxes	6,255	5,364
Total liabilities	57,628	49,692

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 16,266 issued and outstanding in 2019; 16,425 issued and outstanding in 2018	163	164
Additional paid-in capital	187,979	187,172
Retained earnings	130,314	133,930
Total stockholders’ equity	318,456	321,266
Total liabilities and stockholders’ equity	$376,084	$370,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue	$70,560	$72,798	$144,001	$147,765
Costs and expenses:
Instructional costs and services	28,725	28,967	56,640	58,653
Selling and promotional	14,087	13,284	29,134	28,865
General and administrative	18,123	17,594	37,188	36,482
Loss on disposals of long-lived assets	4	558	130	686
Impairment of goodwill	—	—	5,855	—
Depreciation and amortization	3,943	4,347	7,994	8,869
Total costs and expenses	64,882	64,750	136,941	133,555
Income from operations before interest income and income taxes	5,678	8,048	7,060	14,210
Interest income, net	1,135	661	2,188	1,154
Income before income taxes	6,813	8,709	9,248	15,364
Income tax expense	1,898	2,280	1,835	4,145
Equity investment income (loss)	6	29	(1,481)	(172)
Net income	$4,921	$6,458	$5,932	$11,047

Net Income per common share:
Basic	$0.30	$0.39	$0.36	$0.67
Diluted	$0.30	$0.39	$0.36	$0.67
Weighted average number of common shares:
Basic	16,511,522	16,408,408	16,522,304	16,384,234
Diluted	16,652,544	16,645,863	16,671,405	16,611,177

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2017	16,267,814	$163	$180,674	$108,569	$289,406
Impact of adoption of ASC 606	—	—	—	(278)	(278)
Issuance of common stock under employee benefit plans	211,230	2	(2)	—	—
Repurchased shares of common and restricted stock from stockholders	(61,215)	(1)	(1,615)	—	(1,616)
Stock-based compensation	—	—	4,550	—	4,550
Net income	—	—	—	11,047	11,047
Balance as of June 30, 2018	16,417,829	$164	$183,607	$119,338	$303,109

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2018	16,424,785	$164	$187,172	$133,930	$321,266
Issuance of common stock under employee benefit plans	251,845	3	(3)	—	—
Repurchased shares of common and restricted stock from stockholders	(83,214)	(1)	(2,509)	—	(2,510)
Stock-based compensation	—	—	3,319	—	3,319
Repurchased and retired shares of common stock	(327,461)	(3)	—	(9,548)	(9,551)
Net income	—	—	—	5,932	5,932
Balance as of June 30, 2019	16,265,955	$163	$187,979	$130,314	$318,456

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Operating activities
Net income	$5,932	$11,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,994	8,869
Stock-based compensation	3,319	3,440
Equity investment loss	1,481	172
Deferred income taxes	891	972
Loss on disposals of long-lived assets	130	686
Impairment of goodwill	5,855	—
Other	62	259
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	7,646	137
Prepaid expenses	(2,407)	(1,419)
Income tax receivable/payable	(3,864)	(5,166)
Operating leases, net	364	—
Other assets	292	345
Accounts payable	(4,187)	(2,298)
Accrued compensation and benefits	(3,612)	874
Accrued liabilities	3,080	1,366
Deferred revenue and student deposits	744	282
Net cash provided by operating activities	23,720	19,566
Investing activities
Capital expenditures	(2,957)	(3,559)
Net cash used in investing activities	(2,957)	(3,559)
Financing activities
Cash paid for repurchase of common stock	(12,061)	(1,615)
Net cash used in financing activities	(12,061)	(1,615)
Net increase in cash, cash equivalents, and restricted cash	8,702	14,392
Cash, cash equivalents, and restricted cash at beginning of period	212,131	179,205
Cash, cash equivalents, and restricted cash at end of period	$220,833	$193,597

Supplemental disclosure of cash flow information
Income taxes paid	$4,809	$5,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 81,800 students through two subsidiary institutions:

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

Index

Use of Estimates

In preparing financial statements in conformity with GAAP, the Company is required to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates.

Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the applicable institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 was $1.7 million. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Consolidated Statements of Cash Flows because these restricted funds are a core activity of operations.

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

Investments

The Company accounts for its investments in less than majority owned companies in accordance with FASB Accounting Standards Codification, or ASC, 323, Investments - Equity Method and Joint Ventures and FASB ASC 321, Investments - Equity Securities. The Company applies the equity method to investments when it has the ability to exercise significant influence, but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro rata share of the operating results of the investee is reported in the Consolidated Statements of Income as “Equity investment income (loss).” Investments that do not meet the equity method requirements are accounted for under ASC 321, Investments - Equity Securities, with changes in the fair value of the investment reported in the Consolidated Statements of Income as “Equity investment income (loss).”

The Company periodically evaluates equity method investments for indicators of other-than-temporary impairments. Factors the Company considers when evaluating for other-than-temporary impairments include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity earnings, and the equity investment balance is reduced to its fair value.

Index

Each reporting period the Company evaluates its cost method investments for observable prices changes. Factors the Company may consider when evaluating an observable price may include significant changes in the regulatory, economic or technological environment, changes in the general market condition, bona fide offers to purchase or sell similar investments, and other criteria.
On September 30, 2012, the Company made an investment in preferred stock, treated as in-substance common stock, of NWHW Holdings, Inc., or NWHW Holdings, representing approximately 20% of the fully diluted equity of NWHW Holdings. During the three months ended March 31, 2019, the Company determined that it no longer qualified to account for its investment in NWHW Holdings under the equity method of accounting because at this time the Company is unable to exercise significant influence over operating and financial policies of NWHW Holdings. The Company has elected to account for the investment under ASC 321, Equity Investments. Earnings or losses that relate to the stock retained and that were previously accrued remain as part of the carrying amount of the investment. As of June 30, 2019 and December 31, 2018, the carrying value of the investment was $5.2 million and $6.7 million, respectively.

Stock-based compensation

Stock-based compensation expense related to restricted stock grants is recognized over the vesting period using the straight-line method for the Company’s employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s stock price on the date of the grant. The Company estimates forfeitures of stock-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from the original estimates. Additionally, judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, the level of performance that will be achieved and the number of shares that will be earned. If actual results differ significantly from these estimates, stock-based compensation expense could be higher or lower and have a material impact on the Company’s consolidated financial statements. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

Stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Instructional costs and services	$406	$411	$809	$788
Selling and promotional	199	22	393	262
General and administrative	1,025	1,164	2,117	2,390
Stock-based compensation expense in operating income	$1,630	$1,597	$3,319	$3,440

Incentive-based compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2019 and 2018, the Company’s Compensation Committee has approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding current year incentive awards is not expected to be made until after the results for the year ending December 31, 2019 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that the Company incurs in its interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s incentive-based compensation plans of approximately $0.7 million and $1.4 million during the three and six month periods ended June 30, 2019, respectively, compared to an aggregate expense of $1.4 million and $2.5 million during the three and six month periods ended June 30, 2018, respectively.

Index

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

Note 3. Revenue

Disaggregation of Revenue

In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended June 30, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$62,973	$6,238	$(29)	$69,182
Graduation fees	274	—	—	274
Textbook and other course materials	—	799	—	799
Other fees	201	104	—	305
Total Revenue	$63,448	$7,141	$(29)	$70,560

	Three Months Ended June 30, 2018
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$63,204	$7,925	$—	$71,129
Graduation fees	296	—	—	296
Textbook and other course materials	—	1,055	—	1,055
Other fees	192	126	—	318
Total Revenue	$63,692	$9,106	$—	$72,798

	Six Months Ended June 30, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$128,171	$13,013	$(56)	$141,128
Graduation fees	584	—	—	584
Textbook and other course materials	—	1,661	—	1,661
Other fees	414	214	—	628
Total Revenue	$129,169	$14,888	$(56)	$144,001

Index

	Six Months Ended June 30, 2018
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$128,410	$15,986	$—	$144,396
Graduation fees	572	—	—	572
Textbook and other course materials	—	2,177	—	2,177
Other fees	378	242	—	620
Total Revenue	$129,360	$18,405	$—	$147,765

Effective January 1, 2019, the APEI Segment began charging the HCN Segment for the value of courses taken by HCN Segment employees at American Public University System. The intersegment revenue elimination is the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of June 30, 2019 and December 31, 2018.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of HCN. Deferred revenue at June 30, 2019 was $19.1 million and includes $10.7 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.4 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2018 was $18.3 million and includes $9.9 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.4 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.

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

Operating lease assets are ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheet at June 30, 2019. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments made and excludes lease incentives.

Index

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six month periods ended June 30, 2019 was $0.6 million and $1.2 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2019 (dollars in thousands):

Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$1,235
2020	2,517
2021	2,537
2022	2,481
2023	1,523
2024	566
2025 and beyond	2,239
Total future minimum lease payments	13,098
Less imputed interest	(1,953)
Present value of operating lease liabilities	$11,145

Balance Sheet Classification
Operating lease liabilities, current	$1,963
Operating lease liabilities, long-term	9,182
Total operating lease liabilities	$11,145

Other Information
Weighted average remaining lease term (in years)	6.0
Weighted average discount rate	5.1%

In May 2019, HCN entered into a lease agreement for a new campus location in Indianapolis, Indiana. The lease term begins in October 2019 for a 62 month period expiring in November 2024, with an option for an additional five year renewal. The total value of the minimum rental payments for the initial term of the lease is $1.8 million.

Cash Flows

An initial ROU asset of $11.8 million was recognized as a non-cash asset addition with the adoption of the standard. There were no additional ROU assets recognized as non-cash asset additions during the three and six month periods ended June 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities at adoption during the three and six month periods ended June 30, 2019 was $0.6 million and $1.2 million, respectively, and is included in operating cash flows.

Note 5. Goodwill and Intangible Assets

During the three months ended March 31, 2019, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The Company concluded it was more likely than not the fair value of HCN was less than its carrying amount as a result of circumstances that included HCN’s underperformance against 2019 internal targets and overall 2019 financial performance. Therefore, the Company proceeded with a quantitative impairment test as of March 31, 2019. The implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $28.0 million, or $5.9 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $5.9 million to reduce the carrying value of its goodwill in the HCN Segment during the three months ended March 31, 2019.

Index

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

The goodwill impairment charge recorded in the quarter ended March 31, 2019 eliminated the difference between the fair value of goodwill and the book value of goodwill. As such, future changes, including even minor changes in revenue, operating income, valuation multiples, discount rates, and other inputs to the valuation process may result in future impairment charges and those charges could be material.

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

For additional information on goodwill and intangible assets see the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Annual Report.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
Basic weighted average shares outstanding	16,512	16,408	16,522	16,384
Effect of dilutive restricted stock	141	238	149	227
Diluted weighted average shares outstanding	16,653	16,646	16,671	16,611

Share awards are not included in the computation of diluted net income per share when their effect is anti-dilutive. There were 12,774 and 37,738 anti-dilutive restricted stock awards excluded from the calculation for the three and six month periods ended June 30, 2019, respectively, compared to 36,861 and 47,181 anti-dilutive restricted stock awards excluded from the calculation for the three and six month periods ended June 30, 2018, respectively.

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

Index

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$63,448	$63,692	$129,169	$129,360
Hondros College of Nursing Segment	7,141	9,106	14,888	18,405
Intersegment elimination	(29)	—	(56)	—
Total Revenue	$70,560	$72,798	$144,001	$147,765
Depreciation and amortization:
American Public Education Segment	$3,688	$3,988	$7,470	$8,156
Hondros College of Nursing Segment	255	359	524	713
Total Depreciation and amortization	$3,943	$4,347	$7,994	$8,869
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$6,589	$7,169	$14,111	$12,299
Hondros College of Nursing Segment	(910)	879	(7,056)	1,911
Intersegment elimination	(1)	—	5	—
Total Income from operations before interest income and income taxes	$5,678	$8,048	$7,060	$14,210
Interest income, net:
American Public Education Segment	$1,123	$645	$2,170	$1,130
Hondros College of Nursing Segment	12	16	18	24
Total Interest income, net	$1,135	$661	$2,188	$1,154
Income tax expense (benefit):
American Public Education Segment	$2,132	$2,066	$3,798	$3,687
Hondros College of Nursing Segment	(234)	214	(1,963)	458
Total Income tax expense (benefit)	$1,898	$2,280	$1,835	$4,145
Capital expenditures:
American Public Education Segment	$1,229	$1,756	$2,574	$3,389
Hondros College of Nursing Segment	143	137	383	170
Total Capital expenditures	$1,372	$1,893	$2,957	$3,559

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
Assets:
American Public Education Segment	$324,451	$322,523
Hondros College of Nursing Segment	51,633	48,435
Total Assets	$376,084	$370,958

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

Note 9. Concentration

APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, education benefit programs; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s operations. As of June 30, 2019 approximately 56% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from students by primary funding source for the three and six month periods ended June 30, 2019 and 2018 is included in the table below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
DoD tuition assistance programs	40%	36%	40%	36%
Title IV programs	24%	26%	24%	26%
VA education benefits	23%	24%	22%	24%
Cash and other sources	13%	14%	14%	14%
A summary of HCN Segment revenue derived from students by primary funding source for the three and six month periods ended June 30, 2019 and 2018 is included in the table below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Title IV programs	80%	83%	80%	83%
Cash and other sources	18%	15%	18%	15%
VA education benefits	2%	2%	2%	2%

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 81,800 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education to approximately 80,300 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated and public service communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 120 degree programs and 112 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies,

Index

intelligence, and homeland security. APUS has regional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry-governing organizations.

In November 2018, HLC approved APUS’s application for a change in structure related to APUS’s proposal to enter into a shared services model with APEI and we entered into an intercompany agreement to implement the shared services model. As required by HLC policy and ED regulation, HLC conducted a focused site visit in May 2019. The site visit team found that evidence of compliance with APUS’s commitments made in its application and with HLC’s Eligibility Requirements and Criteria for Accreditation was sufficiently demonstrated and recommended no further follow up.

For more information on the potential risks associated with the above APUS initiative, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 1,500 students at five campuses in Ohio, to serve the needs of the nursing and healthcare communities. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. HCN offers a Diploma in Practical Nursing, or PN, and an Associate Degree in Nursing, or ADN. In July 2019, HCN announced a new Direct Entry ADN option that will offer an accelerated graduation pathway for students who transfer at least 32 college credits and meet certain academic and entrance exam requirements. In April 2019, HCN began offering classes in a Medical Laboratory Technician program, or MLT Program, at its Cincinnati and Columbus campuses. Due to low enrollment, HCN ceased enrolling new students and began an orderly teach-out of the MLT Program.

In May 2019, Harry T. Wilkins was appointed as interim Chief Executive Officer of HCN, replacing the former Chief Executive Officer. Mr. Wilkins has served as a member of the Board of Directors of HCN since 2013 and was previously Chief Executive Officer of HCN from December 2013 until his retirement in December 2015.
HCN is nationally accredited by the Accrediting Bureau for Health Education Schools, or ABHES, and HCN’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools. Portions of the PN and ADN Programs are online. HCN’s PN and ADN Programs are approved by the Ohio Board of Nursing, or OBN, and the PN Program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA.
To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program approved by the OBN. The OBN requires that nursing education programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. In March 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program had not met the pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status if the program meets the pass rate standard for at least two consecutive years. If a program on provisional approval fails to meet OBN requirements at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval. In March 2019, the OBN found that HCN’s ADN Program did not meet the OBN pass rate standard in 2018 for a sixth consecutive year. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment.
Beginning with the July 2018 term, HCN implemented new academic achievement requirements and course retake policies for the PN and ADN Programs. Further, beginning with the January 2019 term, HCN implemented enhanced ADN Program admissions requirements, and beginning with the April 2019 term, HCN further changed its admissions standards to remove certain entrance exam requirements. While we believe changes in academic achievement and admissions requirements are beneficial for our students and will result in a better and more positive educational experience and improved testing pass rates in the long term, we believe some of the changes have contributed to a decline in enrollment at HCN and have had a negative impact on our results of operations. While we work on identifying an appropriate balance of academic achievement requirements, admissions requirements and attracting appropriate students, there may continue to be a negative impact on enrollments at HCN.

Index

Enrollments in HCN’s ADN Program for the terms beginning in January 2019 and April 2019 were significantly lower than HCN expected, which we believe is likely partly associated with the implementation of the new academic achievement and admissions requirements discussed above, among other potential factors. For example, our enrollments appear to have been impacted by negative perceptions by certain current and prospective student cohorts, which is the type of factor that can occur more easily at a land-based institution than an online institution. While we continue to work on implementing and refining our academic achievement and admission requirements and identifying and remediating the factors impacting our enrollments at HCN, and implementing new initiatives such as by extending the hours of HCN’s customer service team beginning in July 2019, there can be no assurance we will be successful in these efforts over the long term and we cannot guarantee that we will be able to reverse the revenue decline in our HCN Segment or return to our prior level of enrollments.

HCN’s PN Program was granted initial programmatic accreditation through the National League for Nursing Commission for Nursing Education, or NLN CNEA, with quality improvement conditions, from October 18, 2018 through October 31, 2024. On January 29, 2019, HCN submitted a required progress report to NLN CNEA addressing certain quality indicators.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, or a 70% pass rate on mandatory licensing and credentialing examinations, or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year July 1, 2017 through June 30, 2018, several HCN programs did not satisfy ABHES’s threshold requirements for retention rates or placement rates. Each such program had a retention or placement rate, as applicable, of between 63% and 69% for the reporting period. As a result, in February 2019, ABHES directed HCN to send ABHES no later than May 7, 2019 evidence that the relevant programs had achieved a retention rate of at least 70% for the period from July 1, 2018 through March 31, 2019 and a placement rate of at least 70% for the reporting year ended June 30, 2018, along with additional documentation and analysis related to those rates and pertinent action plans. HCN timely submitted the required progress report. For the reporting year ending June 30, 2019, each of HCN’s programs at each of HCN’s campuses did not satisfy ABHES’s threshold requirements for retention rates. If ABHES determines that the progress reports submitted in May 2019 and the rates for the reporting period ending June 30, 2019 do not satisfy the ABES standards, then ABHES in accordance with its review schedule will notify HCN of the timeframe in which the programs must come into compliance. That timeframe typically would not exceed 18 months from the date of notification because HCN’s longest program is at least one year but less than two years in length. ABHES also may require additional action by HCN, such as development of a teach-out plan and additional reporting. If HCN is unable to bring the programs into compliance during the timeframe established by ABHES, ABHES may take other action, up to and including withdrawing accreditation for those programs.

For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report.

Regulatory and Legislative Activity

In December 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education, which were scheduled to go into effect on July 1, 2018. On June 29, 2018, ED announced that it would delay the effective date of the distance education portion of the state authorization final regulations, or the Distance Education Rule, until July 1, 2020. On April 26, 2019, a U.S. District Court judge found that the delayed implementation was improper, and as a result of the court’s related order, the Distance Education Rule took effect on May 26, 2019. On June 24, 2019, ED appealed the District Court’s decision to the Ninth Circuit Court of Appeals. ED’s opening brief is due August 23, 2019. To date, the District Court’s order has not been stayed pending ED’s appeal, and the Distance Education Rule remains in effect.

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

Index

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

In October 2018, ED announced that it would establish a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, to prepare proposed regulations related to, among other things, ED’s recognition of accrediting agencies and institutional and programmatic eligibility issues, including state authorization and programs offered through distance education, respectively. In April 2019, The Accreditation and Innovation Committee reached consensus on proposed regulatory language. On June 12, 2019, ED published certain portions of the agreed-upon regulatory language, including those provisions related to accreditation and state authorization, in a notice of proposed rulemaking. ED accepted public comment on the proposed rule until July 12, 2019. ED has indicated that it will issue one or more additional notices of proposed rulemaking to address other provisions in the agreed-upon regulatory language that was developed as part of the negotiated rulemaking. Under the Higher Education Act, ED must publish a final rule on or before November 1, 2019 in order for the regulations to be effective on July 1, 2020. We cannot predict what regulations will be ultimately adopted following the notice-and-comment process.

On March 15, 2019, ED issued guidance to colleges and universities about how to comply with selected provisions contained in the Borrower Defense Regulations that took effect as of October 16, 2018. ED subsequently issued additional guidance on May 20, 2019 and June 3, 2019, and it augmented its June 3, 2019 guidance on June 19, 2019. For more detail about the Borrower Defense Regulations, please refer to our Annual Report, including “Business - Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses” in Part I, Item 1. As described in the March 15 guidance, ED will apply the federal standard for borrower defense to repayment applications set forth in the Borrower Defense Regulations for claims asserted as to Direct Loans first disbursed on or after July 1, 2017. In the March 15 guidance, ED also explained that institutions should handle reporting for events, actions, or conditions that occurred after July 1, 2017 by making required reports to ED no later than May 13, 2019. ED also indicated that because the Borrower Defense Regulations are now in effect, institutions must implement the Borrower Defense Regulations’ prohibitions related to dispute resolution between institutions and students with respect to claims that are or could be asserted as a borrower defense claim under ED’s administrative process, including by making any required modifications to enrollment agreements or by beginning to implement required notification procedures by May 13, 2019.

On June 28, 2019, ED announced that it would rescind its 2014 regulations relating to gainful employment, or the GE Regulations, which are described more fully in our Annual Report. On July 1, 2019, ED published the final rule regarding the rescission. The rescission is scheduled to take effect July 1, 2020, but in guidance issued on June 28, 2019, ED explained that the Secretary of ED would exercise her authority to designate the rescission for early implementation by institutions that elect to implement early the rescission. Institutions that implement the rescission early will not be required to report data related to gainful employment programs to ED, comply with gainful employment disclosure requirements, or comply with related certification requirements, among other requirements. APUS and HCN have elected to implement early the rescission of the 2014 GE Regulations. APUS intends to continue to voluntarily make certain disclosures with respect to gainful employment.

We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report.

Department of Defense

In May 2019, the United States Navy announced that as a result of increased demand stemming from improvements in service delivery and raised limits on annual benefits available per sailor, tuition assistance, or TA, benefits available to sailors for the fiscal year ending September 30, 2019 were expected to be exhausted by the end of May 2019. In addition, effective October 1, 2019, Naval service members must have a minimum of two years of service before becoming eligible to use TA or

Index

the Navy College Program for Afloat College Education, funding will be capped at twelve semester hours per fiscal year, and career funding will be capped at 120 semester hours. Navy TA registrations were 6.5% of total registrations for the three months ended September 30, 2018. We anticipate that the exhaustion of Navy TA program funds will have a significant negative impact on our results of operations for the third quarter of 2019. We are unable to predict at this time whether there will be a continuing impact into the fourth quarter of 2019 or what the impact will be of the Navy’s new policies for the fiscal year beginning October 1, 2019.

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments; and

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three month period ended June 30, 2019, our consolidated revenue decreased from $72.8 million to $70.6 million, or by 3.1%, compared to the comparable prior year period. Our operating margins decreased from 11.0% to 8.0% for the three month period ended June 30, 2019, compared to the comparable prior year period. For the six month period ended June 30, 2019, our consolidated revenue decreased from $147.8 million to $144.0 million, or by 2.5%, compared to the comparable prior year period. Our operating margins decreased from 9.6% to 4.9% for the six month period ended June 30, 2019, compared to the comparable prior year period. The six month period ended June 30, 2019 includes a $5.9 million pretax, non-cash impairment of goodwill and approximately $1.4 million in pretax professional fees associated with the evaluation of an acquisition, both primarily recognized during the three months ended March 31, 2019.

For the three month period ended June 30, 2019, APEI Segment revenue decreased from $63.7 million to $63.4 million, or by 0.4%, compared to the comparable prior year period. APEI Segment operating margins decreased from 11.3% to 10.4% for the three month period ended June 30, 2019, compared to the comparable prior year period. For the six month period ended June 30, 2019, APEI Segment revenue decreased from $129.4 million to $129.2 million, or by 0.1%, compared to the comparable prior year period. APEI Segment operating margins increased from 9.5% to 10.9% for the six month period ended June 30, 2019, compared to the comparable prior year period. For the six month period ended June 30, 2019, APEI Segment expenses include approximately $1.4 million in pretax professional fees associated with the evaluation of an acquisition primarily recognized during the three months ended March 31, 2019. For the six month period ended June 30, 2018, APEI Segment expenses include pretax expenses of approximately $1.7 million resulting from the voluntary reduction in force program announced on March 12, 2018, and recognized during the three months ended March 31, 2018. Net course registrations at APUS for the three month period ended June 30, 2019 decreased from 76,800 to 75,900, or approximately 1.2%, compared to the comparable prior year period. Net course registrations at APUS for the six month period ended June 30, 2019 increased from 160,100 to 160,200, or approximately 0.1%, compared to the comparable prior year period. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three month period ended June 30, 2019, HCN Segment revenue decreased from $9.1 million to $7.1 million, or by 21.6%, over the comparable prior year period. HCN Segment operating margins decreased from 9.7% to negative 12.7% for the three month period ended June 30, 2019 compared to the comparable prior year period. For the six month period ended June 30, 2019, HCN Segment revenue decreased from $18.4 million to $14.9 million, or by 19.1%, over the comparable prior year period. HCN Segment operating margins decreased from 10.4% to negative 47.4% for the six month period ended June 30, 2019 compared to the comparable prior year period. The six month period ended June 30, 2019 includes a $5.9 million pretax, non-cash impairment of goodwill recognized during the three months ended March 31, 2019. Enrollment at HCN for the three month period ended June 30, 2019 decreased from 2,000 to 1,500, or approximately 25.0%, as compared to the comparable prior year period. New student enrollment at HCN for the three month period ended June 30, 2019 decreased from 485 to 314, or approximately 35.3%, as compared to the comparable prior year period. HCN student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

For the three month period ended March 31, 2019, we completed a qualitative goodwill assessment and concluded it was more likely than not the fair value of HCN was less than its carrying amount as a result of circumstances that included HCN’s underperformance against 2019 internal targets and overall 2019 financial performance. The determination to make the assessment was made after enrollment at HCN was 14.0% below internal targets for the three month period ended March 31,

Index

2019, and 20.0% below internal targets for the term beginning April 2019. We proceeded with a quantitative impairment test as of March 31, 2019. As a result, we recorded a pretax, non-cash charge of $5.9 million to reduce the carrying value of goodwill in our HCN Segment. Determining the fair value of HCN requires judgment and the use of significant estimates and assumptions, including fluctuations in enrollments, revenue growth rates, operating margins, discount rates and future economic market conditions, among others. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCN’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. Future changes, including even minor changes in revenue, operating income, valuation multiples, discount rates, and other inputs to the valuation process may result in future impairment charges and those charges could be material. For additional information regarding our goodwill impairment, please refer to “Note 5. Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements in this Quarterly Report.

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

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

Enrollments in HCN’s ADN Program for the terms beginning in January 2019 and April 2019 were significantly lower than HCN expected, resulting in a significant decline in revenue. We believe the decline in enrollments is likely partly associated with the implementation of new academic achievement and admissions requirements, as well as negative perceptions by certain current and prospective student cohorts among other potential factors. Beginning with the July 2018 term, HCN implemented new academic achievement requirements and course retake policies for the PN and ADN Programs. Further, beginning with the January 2019 term, HCN implemented enhanced ADN Program admissions requirements, requiring external ADN applicants to have an active unencumbered PN license and to have graduated from an approved PN program. Beginning with the April 2019 term, HCN further changed its admissions standards to remove certain entrance exam requirements. We also believe that negative perceptions by certain current and prospective student cohorts have contributed to the decline in enrollments at HCN and have had a negative impact on our results of operations. While we work on identifying the appropriate balance of academic achievement requirements, admissions requirements and attracting appropriate students, as well as identifying and remediating the factors impacting enrollments, there may continue to be a negative impact on enrollments at HCN. We cannot predict whether our initiatives and efforts will be successful over the long term and cannot guarantee that we will be able to reverse the enrollment and revenue decline in our HCN Segment or return to our prior level of enrollments. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of the decline in enrollment at HCN, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to the “Overview” section of this Management’s Discussion and Analysis and our Annual Report.

Our consolidated results for the three and six months ended June 30, 2019 and 2018 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	40.7	39.8	39.3	39.7
Selling and promotional	20.0	18.2	20.2	19.5
General and administrative	25.7	24.2	25.8	24.7
Loss on disposals of long-lived assets	—	0.8	0.1	0.5
Impairment of goodwill	—	—	4.1	—
Depreciation and amortization	5.6	6.0	5.6	6.0
Total costs and expenses	92.0	89.0	95.1	90.4

Income from operations before interest income and income taxes	8.0	11.0	4.9	9.6
Interest income, net	1.6	0.9	1.5	0.8

Income from operations before income taxes	9.6	11.9	6.4	10.4
Income tax expense	2.7	3.1	1.3	2.8
Equity investment income (loss)	—	—	(1.0)	(0.1)
Net Income	6.9%	8.8%	4.1%	7.5%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue. Our consolidated revenue for the three months ended June 30, 2019 was $70.6 million, a decrease of $2.2 million, or 3.1%, compared to $72.8 million for the three months ended June 30, 2018. The revenue decrease was due to a $2.0 million, or 21.6%, revenue decrease in our HCN Segment. Revenue in our APEI Segment decreased $0.2 million, or 0.4%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The HCN Segment revenue decrease was due to a 25.0% decrease in student enrollment. Net course registrations in our APEI Segment decreased 1.2%.

Costs and expenses. Costs and expenses for the three months ended June 30, 2019 were $64.9 million, an increase of $0.1 million, or 0.2%, compared to $64.8 million for the three months ended June 30, 2018. The increase in costs and expenses was primarily due to increased advertising expense and a reduced percentage of labor that was capitalized for APUS capital projects in our APEI Segment and employee separation costs in our HCN Segment partially offset by a decrease in instructional material costs in our APEI and HCN Segments. Costs and expenses as a percentage of revenue increased to 92.0% for the three months ended June 30, 2019, from 89.0% for the three months ended June 30, 2018. The increase in costs and expenses as a percentage of revenue was primarily due to an increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2019 were $28.7 million, a decrease of $0.3 million, or 0.8%, from $29.0 million for the three months ended June 30, 2018. The decrease in instructional costs and services expenses was primarily due to a decrease in employee compensation costs in our HCN Segment and instructional materials costs in both our APEI and HCN Segments partially offset by an increase in various other expenses in our APEI Segment. Instructional costs and services expenses as a percentage of revenue increased to 40.7% for the three months ended June 30, 2019, from 39.8% for the three months ended June 30, 2018. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue decreasing at a rate greater than the decrease in our instructional costs and services expenses.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2019 were $14.1 million, an increase of $0.8 million, or 6.0%, from $13.3 million for the three months ended June 30, 2018. The increase in selling and promotional expenses was primarily the result of an increase in advertising costs and employee compensation costs in our APEI Segment. Selling and promotional expenses as a percentage of revenue increased to 20.0% for the three months ended June 30, 2019, from 18.2% for the three months ended June 30, 2018. The increase in selling and promotional

Index

expenses as a percentage of revenue was primarily due to an increase in selling and promotional expenses during a period when consolidated revenue decreased.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2019 were $18.1 million, an increase of $0.5 million, or 3.0%, from $17.6 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily related to reduced capitalized labor for APUS capital projects and an increase in information technology maintenance costs in our APEI Segment, and an increase in employee compensation costs that include employee separation costs in our HCN Segment partially offset by a decrease in professional fees in our APEI Segment. Consolidated bad debt expense for the three months ended June 30, 2019 was $0.9 million, or 1.3% of revenue, compared to $0.9 million, or 1.2% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 25.7% for the three months ended June 30, 2019, from 24.2% for the three months ended June 30, 2018. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended June 30, 2019 decreased to $0.0 million, compared to $0.6 million for the three months ended June 30, 2018.

Depreciation and amortization expenses. Depreciation and amortization expenses were $3.9 million and $4.3 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 5.6% for the three months ended June 30, 2019, from 6.0% for the three months ended June 30, 2018. The decrease in depreciation and amortization expenses as a percentage of revenue was due to depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.6 million for the three months ended June 30, 2019 and 2018. Stock-based compensation costs include accelerated expense for retirement-eligible employees and additional performance stock unit incentive costs.

Interest income. Interest income was $1.1 million for the three months ended June 30, 2019, compared to income of $0.7 million for the three months ended June 30, 2018. The increase was related to an increase in interest rates and an increase in average invested balances in cash and cash equivalents.

Income tax expense. We recognized income tax expense for the three months ended June 30, 2019 of $1.9 million and $2.3 million for the three months ended June 30, 2018, or effective tax rates of 27.8% and 26.1%, respectively. The increase in the effective tax rate for the three months ended June 30, 2019 was primarily due to an increase in non-deductible expenses in the current year period.

Equity investment income (loss). Equity investment income was $0.01 million for the three months ended June 30, 2019 compared to income of $0.03 million for the three months ended June 30, 2018.

Net income. Our net income was $4.9 million for the three months ended June 30, 2019, compared to net income of $6.5 million for the three months ended June 30, 2018, a decrease of $1.5 million. This decrease was related to the factors discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue. Our consolidated revenue for the six months ended June 30, 2019 was $144.0 million, a decrease of $3.8 million, or 2.5%, compared to $147.8 million for the six months ended June 30, 2018. The revenue decrease was due to a $3.5 million, or 19.1%, revenue decrease in our HCN Segment. Revenue in our APEI Segment decreased $0.2 million, or 0.1%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The HCN Segment revenue decrease was primarily due to a 19.5% decrease in student enrollment. In our APEI Segment, net course registrations increased 0.1% during the six months ended June 30, 2019 offset by lower revenue per net course registration.

Costs and expenses. Costs and expenses for the six months ended June 30, 2019 were $136.9 million, an increase of $3.3 million, or 2.5%, compared to $133.6 million for the six months ended June 30, 2018. The increase in costs and expenses was primarily due to a goodwill impairment of $5.9 million in our HCN Segment and increased professional fees in our APEI Segment partially offset by a decrease in employee compensation costs in our APEI Segment. The six months ended June 30, 2018 includes pretax expenses of approximately $1.7 million resulting from the voluntary reduction in force program. The six months ended June 30, 2019 includes approximately $1.4 million in pretax professional fees associated with the evaluation of an acquisition. Costs and expenses as a percentage of revenue increased to 95.1% for the six months ended June 30, 2019, from

Index

90.4% for the six months ended June 30, 2018. The increase in costs and expenses as a percentage of revenue was primarily due to an increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2019 were $56.6 million, a decrease of $2.1 million, or 3.4%, from $58.7 million for the six months ended June 30, 2018. The decrease in instructional costs and services expenses was primarily due to a decrease in employee compensation costs and instructional materials costs in both our APEI and HCN Segments partially offset by an increase in various other expenses in our APEI Segment. For the six months ended June 30, 2018, employee compensation costs include approximately $0.8 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. Instructional costs and services expenses as a percentage of revenue decreased to 39.3% for the six months ended June 30, 2019, from 39.7% for the six months ended June 30, 2018. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to instructional costs and services expenses decreasing at a rate greater than consolidated revenue.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2019 were $29.1 million, an increase of $0.2 million, or 0.9%, from $28.9 million for the six months ended June 30, 2018. The increase in selling and promotional expenses was primarily the result of increased advertising costs in our APEI and HCN Segments partially offset by a decrease in employee compensation costs and various other costs in our APEI Segment. For the six months ended June 30, 2018, employee compensation costs include approximately $0.5 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. Selling and promotional expenses as a percentage of revenue increased to 20.2% for the six months ended June 30, 2019, from 19.5% for the six months ended June 30, 2018. The increase in selling and promotional expenses as a percentage of revenue was primarily due to an increase in selling and promotional expenses during a period when consolidated revenue decreased.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2019 were $37.2 million, an increase of $0.7 million, or 1.9%, from $36.5 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily related to an increase in professional fees, information technology maintenance costs, and reduced capitalized labor for APUS capital projects in our APEI segment, and an increase in employee compensation costs that include employee separation costs in our HCN Segment partially offset by a decrease in employee compensation costs resulting from decreased stock and incentive based compensation costs in our APEI Segment. For the six months ended June 30, 2018, employee compensation costs include approximately $0.4 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. For the six month period ended June 30, 2019, our APEI Segment incurred approximately $1.4 million of pretax professional fees related to the evaluation of an acquisition. Consolidated bad debt expense for the six months ended June 30, 2019 was $1.9 million, or 1.3% of revenue, compared to $2.0 million, or 1.4% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 25.8% for the six months ended June 30, 2019, from 24.7% for the six months ended June 30, 2018. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the six months ended June 30, 2019 was $0.1 million as compared to $0.7 million for the six months ended June 30, 2018.

Impairment of goodwill. The pretax non-cash impairment of goodwill for the six months ended June 30, 2019 of $5.9 million resulted from the reduction of the carrying value of goodwill in our HCN Segment during the three months ended March 31, 2019. For additional information regarding the impairment of goodwill, and a discussion of the potential for future impairment charges for goodwill, please refer to the discussion in “Note 5. Goodwill and Intangible Assets, Notes to Consolidated Financial Statements” in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.0 million and $8.9 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 5.6% for the six months ended June 30, 2019, from 6.0% for the six months ended June 30, 2018. The decrease in depreciation and amortization expenses as a percentage of revenue was due to depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $3.3 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and additional performance stock unit incentive costs.

Index

Interest income. Interest income was $2.2 million for the six months ended June 30, 2019, compared to income of $1.2 million for the six months ended June 30, 2018. The increase was related to an increase in interest rates and an increase in average invested balances in cash and cash equivalents.

Income tax expense. We recognized income tax expense for the six months ended June 30, 2019 of $1.8 million and $4.1 million for the six months ended June 30, 2018, or effective tax rates of 23.6% and 27.3%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2019 is primarily due to the benefit from ASU No. 2016-09 Compensation - Stock Compensation (Topic 718), in our APEI Segment and lower pretax income primarily in our HCN Segment. The effective tax rate for the six months ended June 30, 2019 includes a benefit of approximately $0.5 million related to ASU No. 2016-09, compared to additional income tax expense of $0.2 million for the six months ended June 30, 2018.

Equity investment income (loss). Equity investment loss was $1.5 million for the six months ended June 30, 2019 compared to a loss of $0.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we recognized a $1.5 million loss related to our pro rata share of the operating results of NWHW Holdings, Inc. associated with an impairment charge recognized by the investee.

Net income. Our net income was $5.9 million for the six months ended June 30, 2019, compared to net income of $11.0 million for the six months ended June 30, 2018, a decrease of $5.1 million. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$63,448	$63,692	$129,169	$129,360
Hondros College of Nursing Segment	7,141	9,106	14,888	18,405
Intersegment elimination	(29)	—	(56)	—
Total Revenue	$70,560	$72,798	$144,001	$147,765
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$6,589	$7,169	$14,111	$12,299
Hondros College of Nursing Segment	(910)	879	(7,056)	1,911
Intersegment elimination	(1)	—	5	—
Total Income from operations before interest income and income taxes	$5,678	$8,048	$7,060	$14,210

APEI Segment

For the three months ended June 30, 2019, the $0.2 million, or 0.4%, decrease to approximately $63.4 million in revenue in our APEI Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased 1.2% to approximately 75,900 during the three months ended June 30, 2019 compared to the same period in 2018. Income from operations before interest income and income taxes was $6.6 million during the three months ended June 30, 2019, a decrease of 8.1% compared to the same period in 2018, primarily due to an increase in advertising costs partially offset by a decrease in instructional materials costs and professional fees for the three months ended June 30, 2019.

Index

For the six months ended June 30, 2019, the $0.2 million, or 0.1%, decrease to approximately $129.2 million in revenue in our APEI Segment was primarily attributable to lower revenue per net course registration. Net course registrations at APUS increased 0.1% to approximately 160,200 during the six months ended June 30, 2019 compared to the same period in 2018. Income from operations before interest income and income taxes in our APEI Segment was $14.1 million during the six months ended June 30, 2019, an increase of 14.7% compared to the same period in 2018, as a result of decreases in costs and expenses including lower employee compensation costs resulting from decreases in stock and incentive compensation costs partially offset by an increase in advertising costs for the six months ended June 30, 2019.

HCN Segment

For the three months ended June 30, 2019, the $2.0 million, or 21.6%, decrease to approximately $7.1 million in revenue in our HCN Segment was attributable to a decrease in student enrollment. HCN student enrollment decreased 25.0% to approximately 1,500 students during the three months ended June 30, 2019 compared to the same period in 2018. New student enrollment at HCN for the three month period ended June 30, 2019 decreased from 485 to 314, or approximately 35.3%, as compared to the comparable prior year period. We believe that the decrease in HCN’s enrollment for the three months ended June 30, 2019 was primarily attributable to changes in academic standards and admissions policies instituted in 2018 and the first quarter in 2019. The loss from operations before interest income and income taxes in our HCN Segment was $0.9 million during the three months ended June 30, 2019, compared to income of $0.9 million in the same period in 2018, as a result of the decrease in revenue due to lower enrollment during the three months ended June 30, 2019.

For the six months ended June 30, 2019, the $3.5 million, or 19.1%, decrease to approximately $14.9 million in revenue in our HCN Segment was primarily attributable to a decrease in student enrollment. HCN student enrollment decreased 19.5% during the six months ended June 30, 2019 compared to the same period in 2018. We believe that the decrease in HCN’s enrollment for the six months ended June 30, 2019 was primarily attributable to changes in academic standards and admissions policies instituted in 2018 and the first quarter in 2019. The loss from operations before interest income and income taxes in our HCN Segment was $7.1 million during the six months ended June 30, 2019, compared to income of $1.9 million in the same period in 2018, primarily as a result of the goodwill impairment and decrease in revenue due to lower enrollment during the six months ended June 30, 2019.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the six months ended June 30, 2019 and 2018 with cash provided by operating activities. Cash and cash equivalents were $220.8 million and $212.1 million at June 30, 2019 and December 31, 2018, respectively, representing an increase of $8.7 million, or 4.1%. Cash and cash equivalents at June 30, 2019 increased by $27.2 million from $193.6 million, or 14.1%, as compared to June 30, 2018.

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

We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. For example, we expect capital expenditures to increase in future periods as we accelerate the investment in and refreshment of our information technology systems. We anticipate spending $1.2 million during the three months ending September 30, 2019 to evaluate replacements or upgrades to our information technology and learning management systems, which is expected to lead to and inform the scope and duration of a larger overall information technology transformation program that will result in even greater capital expenditures. We also expect to incur an additional $1.0 million in capital expenditures related to a new campus location in Indianapolis, Indiana, a lease for which was signed in May 2019. We also expect that we will continue to make expenditures to invest in strategic opportunities and to enhance our business capabilities. We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. We may need additional capital in connection

Index

with any change in our current level of operations, including if we were to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

Share Repurchase Program

On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of our common stock. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

During the three months ended June 30, 2019, the Company repurchased 327,461 shares of common stock. At June 30, 2019, there remains $25.7 million available under our share repurchase authorization.

Operating Activities

Net cash provided by operating activities was $23.7 million and $19.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash from operating activities is primarily due to changes in working capital due to the timing of receipts and payments. Accounts receivable at June 30, 2019, was approximately $7.6 million lower than December 31, 2018 primarily due to faster payment processing by DoD tuition assistance programs. Accounts payable at June 30, 2019 was approximately $4.1 million lower than December 31, 2018 primarily due to the timing of processing or purchases and payments.

Investing Activities

Net cash used in investing activities was $3.0 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. This decrease was primarily related to decreased technology-related capital expenditures.

Financing Activities

Net cash used in financing activities was $12.1 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in financing activities for the six months ended June 30, 2019 was related to $9.6 million used to repurchase our common stock in accordance with our share repurchase programs and increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

On May 2, 2019, our Board of Directors authorized the program to repurchase up to $35.0 million of our common stock described in “Liquidity and Capital Resources - Liquidity - Share Repurchase Program” above.

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

Contractual Commitments

In May 2019, HCN entered into a lease agreement for a new campus location in Indianapolis, Indiana. The lease term begins in October 2019 for a 62 month period expiring in November 2024, with an option for an additional five year renewal. The total value of the minimum rental payments for the initial term of the lease are $1.8 million. There were no other material changes to our contractual commitments outside of the ordinary course of our business during the six months ended June 30, 2019.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2019. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. At June 30, 2019, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

There has been no material change to our market risk or interest rate risk during the six months ended June 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2019. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report and all of the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. With the exception of the following, there have been no material changes in the risk factors set forth in the Risk Factors section of our Annual Report.

Index

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

ED’s financial responsibility standards have been modified by the Borrower Defense Regulations to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events that occurred on or after July 1, 2017. If ED determines that one of our institutions is not financially responsible, because of one or more triggering events, to continue participating in Title IV programs, the institution must provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year and may be required to disclose to students information about the letter of credit.

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

On March 15, 2019, ED issued guidance on how to comply with selected provisions contained in the Borrower Defense Regulations. ED subsequently issued additional guidance on May 20, 2019, June 3, 2019 and June 19, 2019. As described in the guidance, ED will apply the federal standard for borrower defense to repayment applications set forth in the Borrower Defense Regulations for claims asserted as to Direct Loans first disbursed on or after July 1, 2017. In the guidance, ED explained that institutions should handle reporting for events, actions, or conditions that occurred after July 1, 2017 by making required reports to ED no later than May 13, 2019. ED also indicated that because the Borrower Defense Regulations are now in effect, institutions must implement the Borrower Defense Regulations’ prohibitions related to dispute resolution between institutions and students with respect to claims that are or could be asserted as a borrower defense claim under ED’s administrative process, including by making any required modifications to enrollment agreements or by beginning to implement required notification procedures by May 13, 2019.

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

In October 2018, ED announced that it would establish a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, to prepare proposed regulations related to, among other things, ED’s recognition of accrediting agencies and institutional and program eligibility issues, including state authorization and programs offered through distance education. In April 2019, the Accreditation and Innovation Committee reached consensus on the package of proposed regulatory language. On June 12, 2019, ED published certain portions of the agreed-upon regulatory language, including those provisions related to accreditation and state authorization, in a notice of proposed rulemaking. ED accepted public comment on the proposal until July 12, 2019. ED has indicated that it will issue one or more additional notices of proposed rulemaking to address other provisions in the agreed-upon regulatory language developed as part of the negotiated rulemaking. The effective date of any final regulations cannot be determined at this time,

Index

but final regulations promulgated by November 1, 2019 would likely be effective July 1, 2020. We are unable to predict what such final regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. However, the failure of our institutions or their accrediting agencies to comply with any final regulations could affect our institutions’ eligibility to participate in Title IV programs and therefore have a material adverse effect on our business, financial condition, and results of operations.

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

On December 19, 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education. On June 29, 2018, ED announced that it would delay the effective date of the distance education portion of the final regulations, or the Distance Education Rule, until July 1, 2020. On April 26, 2019, a U.S. District Court judge found that the delay was improper, and as a result of the court’s related order, the Distance Education Rule will take effect on May 26, 2019. On June 24, 2019, ED appealed the District Court’s decision to the Ninth Circuit Court of Appeals. ED’s opening brief is due August 23, 2019. To date, the District Court’s order has not been stayed pending ED’s appeal, and the Distance Education Rule remains in effect. The Distance Education Rule requires an institution offering distance education programs to be authorized by each state in which the institution enrolls students in such programs, if such authorization is required by the state, in order to award Title IV aid to such students. An institution may obtain such authorization directly from the state or through a state authorization reciprocity agreement that satisfies ED’s definition of such an agreement. If one of our institutions fails to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, the institution could lose its ability to award Title IV aid to students in that state and could lose its ability to provide distance education in that state.

The Distance Education Rule also requires an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs that are provided or can be completed solely through distance education or correspondence courses, excluding internships and practicums. The public disclosures must include information on state authorization for the program, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program within the past five years, and refund policies, as well as applicable licensure or certification requirements for a career a student prepares to enter and the program’s sufficiency to meet those requirements. Under the Distance Education Rule, an institution is required to disclose directly and individually to all prospective students when a distance education program does not meet the licensure or certification requirements for the state in which the student resides, when an adverse action is taken against the program by a state agency or accrediting agency, and when an institution determines that a program has ceased to meet licensure and certification requirements. Failure to make the disclosures required under the new rule could put us at risk of administrative enforcement action or related litigation, including claims from students related to misrepresentation and other matters. In addition, we cannot predict whether, or to what extent, such disclosure requirements will have an effect on our enrollment processes and results.

In October 2018, ED announced its intent to establish a negotiated rulemaking committee to prepare proposed regulations related to, among other things, disclosure and other requirements of state authorization. In April 2019, the committee reached consensus on proposed regulatory language. On June 12, 2019, ED published certain portions of the agreed-upon regulatory language, including those provisions related to accreditation and state authorization, in a notice of proposed rulemaking. ED accepted public comment on the proposal until July 12, 2019. ED has indicated that it will issue one or more additional notices of proposed rulemaking to address other provisions in the agreed-upon regulatory language that was developed as part of the negotiated rulemaking. Under the Higher Education Act, ED must publish a final rule on or before November 1, 2019 in order for the regulations to be effective on July 1, 2020. We cannot predict what regulations will be ultimately adopted following the notice-and-comment process. However, until those rules are effective, if ever, we will have to comply with the previously approved final rules effective May 26, 2019.

DoD tuition assistance programs offered to service members of the U.S. Armed Forces constituted approximately 37% of APUS’s adjusted net course registrations for 2018, and our revenue and number of students would decrease if APUS is no longer able to receive funds under these tuition assistance programs or if tuition assistance is modified, reduced, eliminated, or suspended.

Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the DoD tuition assistance programs. Service members may use DoD tuition assistance programs to pursue

Index

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

    We do not know the scale or nature of future actions that may be taken with respect to DoD tuition assistance programs, which could include eliminating those programs, reducing the funds, benefits, or level of reimbursement available thereunder, changing the eligibility criteria for beneficiaries, enacting new restrictions on institutional participation or imposing other eligibility criteria on institutions, all of which would impact enrollments from service members. However, changes to eligibility requirements under the DoD tuition assistance programs have already occurred, and we expect there could be changes to the programs in the future. For example, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview -Regulatory and Legislative Activity,” the Navy has announced that effective October 1, 2019, all Naval service members must have a minimum of two years of service before becoming eligible to use TA or the Navy College Program for Afloat College Education, funding will be capped at twelve semester hours per fiscal year, and career funding will be capped at 120 semester hours, and these policies could have a negative impact on our enrollments.

In addition, annual tuition assistance funding is limited and could be exhausted in any given year due to budget constraints or changes in demand or policy. For example, in May 2019, the United States Navy announced that as a result of increased demand stemming from improvements in service delivery and raised limits on annual benefits available per sailor, tuition assistance, or TA, benefits available to sailors for fiscal year ending September 30, 2019 were expected to be exhausted by the end of May 2019.

If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, temporarily suspended, or modified, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

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

In addition, ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, or a 70% pass rate on mandatory licensing and credentialing examinations, or fails to meet state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year July 1, 2017 through June 30, 2018, several HCN programs did not satisfy ABHES’s threshold requirements for retention rates or placement rates. Each such program had a retention or placement rate, as applicable, of between 63% and 69% for the reporting period. As a result, in February 2019, ABHES directed HCN to send ABHES no later than May 7, 2019 evidence that the relevant programs had achieved a retention rate of at least 70% for the period from July 1, 2018 through March 31, 2019 and a placement rate of at least 70% for the reporting year ended June 30, 2018, along with additional documentation and analysis related to those rates and pertinent action plans. HCN timely submitted the required progress report. For the reporting year ending June 30, 2019, each of HCN’s programs at each of HCN’s campuses did not satisfy ABHES’s threshold requirements for retention rates. If ABHES determines that the progress reports submitted in May 2019 and the rates for the reporting period ending June 30, 2019 do not satisfy the ABES standards, then ABHES in accordance with its review schedule will notify HCN of the timeframe in which the programs must come into compliance. That timeframe typically would not exceed 18 months from the date of notification because HCN’s longest program is at least one year but less than two years in length. ABHES also may require additional action by HCN, such as development of a teach-out plan and additional reporting. If HCN is unable to bring the programs into compliance during the timeframe established by ABHES, ABHES may take other action, up to and including withdrawing accreditation for those programs.

Index

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended June 30, 2019, we repurchased 327,461 shares of our common stock excluding shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
April 1, 2019	—	$—	—	283,876	$148,008
April 1, 2019 - April 30, 2019	—	—	—	284,252	148,008
May 1, 2019 - May 31, 2019	129,973	27.28	129,973	284,252	31,454,337
June 1, 2019 - June 30, 2019	197,488	29.02	197,488	284,252	25,723,235
Total	327,461	$29.17	327,461	284,252	$25,723,235

(1)
On December 9, 2011, our Board of Directors approved a stock repurchase program for our common stock, under which we could annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate us to repurchase any shares, may be suspended or discontinued at any time, and is funded using our available cash.

(2)
On May 14, 2012, our Board of Directors authorized a program to repurchase up to $20 million of shares of our common stock. On each of March 14, 2013, June 13, 2014, and June 12, 2015 our Board of Directors increased the authorization by an additional $15 million of shares, for a cumulative increase of $45 million of shares and a total authorization of $65 million of shares. As of March 31, 2019, there was $148,008 of shares authorized remaining. Subject to market conditions, applicable legal requirements and other factors, the repurchases could be made from time to time in the open market or privately negotiated transactions. The authorization did not obligate us to acquire any shares, and purchases could be commenced or suspended at any time based on market conditions and other factors as we deemed appropriate. On May 2, 2019, this program was replaced by the program discussed in footnote 3 below.

(3)
On May 2, 2019, our Board of Directors authorized a replacement program to repurchase up to $35.0 million of our common stock. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

(4)
During the six month period ended June 30, 2019, we were deemed to have repurchased 83,095 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by our Board of Directors as described in footnotes 1, 2 and 3 to this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Dr. Wallace E. Boston	August 6, 2019
Dr. Wallace E. Boston
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 6, 2019
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)