Form 10-Q
period 2019-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2019-11-12
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The total number of shares of common stock outstanding as of November 8, 2019 was 15,398,238.

Index

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30, 2019	As of December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$210,103	$212,131
Accounts receivable, net of allowance of $6,403 in 2019 and $6,648 in 2018	7,942	14,059
Prepaid expenses	6,316	5,482
Income tax receivable	5,649	898
Total current assets	230,010	232,570
Property and equipment, net	78,674	86,881
Operating lease assets, net	10,308	—
Investments	10,502	11,966
Goodwill	26,563	33,899
Other assets, net	5,049	5,642
Total assets	$361,106	$370,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,965	$9,110
Accrued compensation and benefits	11,191	13,100
Accrued liabilities	7,932	3,808
Deferred revenue and student deposits	20,608	18,310
Operating lease liabilities, current	2,001	—
Total current liabilities	45,697	44,328
Operating lease liabilities, long-term	8,668	—
Deferred income taxes	5,963	5,364
Total liabilities	60,328	49,692

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 15,627 issued and outstanding in 2019; 16,425 issued and outstanding in 2018	156	164
Additional paid-in capital	189,691	187,172
Retained earnings	110,931	133,930
Total stockholders’ equity	300,778	321,266
Total liabilities and stockholders’ equity	$361,106	$370,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue	$67,888	$72,992	$211,889	$220,757
Costs and expenses:
Instructional costs and services	27,268	28,186	83,908	86,839
Selling and promotional	15,873	14,139	45,007	43,004
General and administrative	22,021	19,298	59,209	55,780
Loss on disposals of long-lived assets	394	196	524	882
Impairment of goodwill	1,481	—	7,336	—
Depreciation and amortization	3,764	4,289	11,758	13,158
Total costs and expenses	70,801	66,108	207,742	199,663
(Loss) income from operations before interest income and income taxes	(2,913)	6,884	4,147	21,094
Interest income, net	1,019	774	3,207	1,928
(Loss) income before income taxes	(1,894)	7,658	7,354	23,022
Income tax (benefit) expense	(239)	1,848	1,596	5,993
Equity investment income (loss)	17	(311)	(1,464)	(483)
Net (loss) income	$(1,638)	$5,499	$4,294	$16,546

Net (loss) income per common share:
Basic	$(0.10)	$0.33	$0.26	$1.01
Diluted	$(0.10)	$0.33	$0.26	$1.00
Weighted average number of common shares:
Basic	15,966,789	16,423,548	16,335,097	16,397,483
Diluted	16,120,779	16,658,159	16,486,837	16,627,532

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2017	16,267,814	$163	$180,674	$108,569	$289,406
Impact of adoption of ASC 606	—	—	—	(278)	(278)
Issuance of common stock under employee benefit plans	221,890	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(65,842)	(1)	(1,814)	—	(1,815)
Stock-based compensation	—	—	6,192	—	6,192
Net income	—	—	—	16,546	16,546
Balance as of September 30, 2018	16,423,862	$164	$185,050	$124,837	$310,051

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2018	16,424,785	$164	$187,172	$133,930	$321,266
Issuance of common stock under employee benefit plans	252,221	3	(3)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(83,214)	(1)	(2,509)	—	(2,510)
Stock-based compensation	—	—	5,031	—	5,031
Repurchased and retired shares of common stock	(966,081)	(10)	—	(27,293)	(27,303)
Net income	—	—	—	4,294	4,294
Balance as of September 30, 2019	15,627,711	$156	$189,691	$110,931	$300,778

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Operating activities
Net income	$4,294	$16,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,758	13,158
Stock-based compensation	5,031	5,524
Equity investment loss	1,464	483
Deferred income taxes	599	732
Loss on disposals of long-lived assets	524	882
Impairment of goodwill	7,336	—
Other	83	280
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	6,117	(6,138)
Prepaid expenses	(832)	(872)
Income tax receivable/payable	(4,751)	(4,907)
Operating leases, net	361	—
Other assets	303	315
Accounts payable	(5,145)	(4,541)
Accrued compensation and benefits	(1,909)	32
Accrued liabilities	4,405	1,522
Deferred revenue and student deposits	2,298	2,539
Net cash provided by operating activities	31,936	25,555
Investing activities
Capital expenditures	(4,151)	(5,349)
Net cash used in investing activities	(4,151)	(5,349)
Financing activities
Cash paid for repurchase of common stock	(29,813)	(1,815)
Net cash used in financing activities	(29,813)	(1,815)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,028)	18,391
Cash, cash equivalents, and restricted cash at beginning of period	212,131	179,205
Cash, cash equivalents, and restricted cash at end of period	$210,103	$197,596

Supplemental disclosure of cash flow information
Income taxes paid	$5,749	$10,041

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 82,100 students through two subsidiary institutions:

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

Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the applicable institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 was $1.3 million and $1.7 million, respectively. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on the Consolidated Statements of Cash Flows because these restricted funds are a core activity of operations.

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). This standard requires entities to recognize most operating leases on their balance sheets as right-of-use assets, or ROU assets, with a corresponding lease liability, in addition to disclosing certain key information about leasing arrangements. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

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

Index

that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity earnings, and the equity investment balance is reduced to its fair value.
Each reporting period the Company evaluates its cost method investments for observable price changes. Factors the Company may consider when evaluating an observable price may include significant changes in the regulatory, economic or technological environment, changes in the general market condition, bona fide offers to purchase or sell similar investments, and other criteria.
On September 30, 2012, the Company made an investment in preferred stock, treated as in-substance common stock, of NWHW Holdings, Inc., or NWHW Holdings, representing approximately 20% of the fully diluted equity of NWHW Holdings. During the three months ended March 31, 2019, the Company determined that it no longer qualified to account for its investment in NWHW Holdings under the equity method of accounting because at this time the Company is unable to exercise significant influence over operating and financial policies of NWHW Holdings. The Company has elected to account for the investment under ASC 321, Equity Investments. Earnings or losses that relate to the stock retained and that were previously recorded remain as part of the carrying amount of the investment. As of September 30, 2019 and December 31, 2018, the carrying value of the investment was $5.2 million and $6.7 million, respectively.

On April 2, 2014, the Company made a $1.5 million investment in preferred stock of Second Avenue Software, Inc., or Second Avenue Software, representing approximately 26% of its fully diluted equity. During the three months ended September 30, 2019, the Company determined that it no longer qualified to account for its investment in Second Avenue Software under the equity method of accounting because at this time the Company is unable to exercise significant influence over operating and financial policies of Second Avenue Software. The Company has elected to account for the investment under ASC 321, Equity Investments. Earnings or losses that relate to the stock retained and that were previously recorded remain as part of the carrying amount of the investment. As of September 30, 2019 and December 31, 2018, the carrying value of the investment was $0.8 million.

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

Stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Instructional costs and services	$404	$418	$1,213	$1,206
Selling and promotional	207	173	600	435
General and administrative	1,101	1,493	3,218	3,883
Stock-based compensation expense in operating income	$1,712	$2,084	$5,031	$5,524

Incentive-based compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2019 and 2018, the Company’s Compensation Committee has approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain

Index

Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, determination regarding current year incentive awards is not expected to be made until after the results for the year ending December 31, 2019 are finalized. Because assessing actual performance against many of these objectives cannot generally occur until at or near year-end, determining the amount of expense that the Company incurs in its interim financial statements for incentive-based compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s incentive-based compensation plans of approximately $0.9 million and $2.2 million during the three and nine month periods ended September 30, 2019, respectively, compared to an aggregate expense of $1.9 million and $4.4 million during the three and nine month periods ended September 30, 2018, respectively.

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

Note 3. Revenue

Disaggregation of Revenue

In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended September 30, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$60,668	$5,722	$(25)	$66,365
Graduation fees	352	—	—	352
Textbook and other course materials	—	854	—	854
Other fees	197	120	—	317
Total Revenue	$61,217	$6,696	$(25)	$67,888

	Three Months Ended September 30, 2018
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$63,406	$7,901	$—	$71,307
Graduation fees	244	—	—	244
Textbook and other course materials	—	1,113	—	1,113
Other fees	199	129	—	328
Total Revenue	$63,849	$9,143	$—	$72,992

Index

	Nine Months Ended September 30, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$188,839	$18,735	$(81)	$207,493
Graduation fees	936	—	—	936
Textbook and other course materials	—	2,515	—	2,515
Other fees	611	334	—	945
Total Revenue	$190,386	$21,584	$(81)	$211,889

	Nine Months Ended September 30, 2018
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$191,816	$23,887	$—	$215,703
Graduation fees	816	—	—	816
Textbook and other course materials	—	3,290	—	3,290
Other fees	577	371	—	948
Total Revenue	$193,209	$27,548	$—	$220,757

Effective January 1, 2019, the APEI Segment began charging the HCN Segment for the value of courses taken by HCN Segment employees at American Public University System. The intersegment revenue elimination is the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of September 30, 2019 and December 31, 2018.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of HCN. Deferred revenue at September 30, 2019 was $20.6 million and includes $11.9 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.7 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2018 was $18.3 million and includes $9.9 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.4 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.

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

Index

exercised. The APEI Segment leases corporate and administrative office space in Maryland and Virginia under operating leases that expire through June 2023. The HCN Segment leases administrative office space and five campuses in Ohio under operating leases that expire through June 2029.

Operating lease assets are ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheet at September 30, 2019. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments made and excludes lease incentives.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine month periods ended September 30, 2019 was $0.6 million and $1.9 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2019 (dollars in thousands):

Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$616
2020	2,517
2021	2,537
2022	2,481
2023	1,523
2024	566
2025 and beyond	2,239
Total future minimum lease payments	12,479
Less imputed interest	(1,810)
Present value of operating lease liabilities	$10,669

Balance Sheet Classification
Operating lease liabilities, current	$2,001
Operating lease liabilities, long-term	8,668
Total operating lease liabilities	$10,669

Other Information
Weighted average remaining lease term (in years)	5.8
Weighted average discount rate	5.1%

In May 2019, HCN entered into a lease agreement for a new campus location in Indianapolis, Indiana. The lease term begins in October 2019 for a 62 month period expiring in November 2024, with an option for an additional five year renewal. The total value of the minimum rental payments for the initial term of the lease is $1.8 million.

Cash Flows

An initial ROU asset of $11.8 million was recognized as a non-cash asset addition with the adoption of the standard. There were no additional ROU assets recognized as non-cash asset additions during the three and nine month periods ended September 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities at adoption during the

Index

three and nine month periods ended September 30, 2019 was $0.6 million and $1.8 million, respectively, and is included in operating cash flows.

Note 5. Goodwill and Intangible Assets

During the three months ended September 30, 2019, the Company completed an interim goodwill impairment test as a result of circumstances that included HCN’s continued underperformance against revised 2019 internal targets and overall 2019 financial performance. The implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $26.6 million, or $1.5 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $1.5 million to reduce the carrying value of its goodwill in the HCN Segment during the three months ended September 30, 2019.

The Company had completed a previous interim goodwill impairment test during the three months ended March 31, 2019 as a result of circumstances that also included HCN’s underperformance against 2019 internal targets over 2019 financial performance. That test determined the fair value of goodwill was $28.0 million, or $5.9 million less than its carrying value at March 31, 2019. As a result, the Company recorded a pretax, non-cash charge of $5.9 million to reduce the carrying value of its goodwill in the HCN Segment during the three months ended March 31, 2019.

The Company utilized an independent valuation firm to determine the fair value of HCN for both assessments. The independent valuation firm weighted the results of four different valuation methods: (1) discounted cash flows; (2) guideline company; (3) guideline transaction for comparable transactions; and (4) guideline transaction for private equity transactions. Under the discounted cash flow method, cash flows were discounted by an estimated risk weighted average cost of capital, which was intended to reflect the overall level of inherent risk of HCN. Under the guideline company method, valuation metrics from other education companies were used to determine the value. Under the comparable transaction method, pricing terms from other transactions in the higher education market were used to determine the value. Under the private equity method, pricing terms from private equity transactions were used to determine the value. Values derived under the four valuation methods were then weighted to estimate HCN’s enterprise value.

The goodwill impairment charges recorded in the quarters ended September 30, 2019 and March 31, 2019 eliminated the difference between the fair value of goodwill and the book value of goodwill. As such, future changes, including even minor changes in revenue, operating income, valuation multiples, discount rates, and other inputs to the valuation process may result in future impairment charges and those charges could be material.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
Basic weighted average shares outstanding	15,967	16,424	16,335	16,397
Effect of dilutive restricted stock	154	234	152	231
Diluted weighted average shares outstanding	16,121	16,658	16,487	16,628

Share awards are not included in the computation of diluted net income per share when their effect is anti-dilutive. There were 12,774 and 37,738 anti-dilutive restricted stock awards excluded from the calculation for the three and nine month periods ended September 30, 2019, respectively, compared to 36,861 anti-dilutive restricted stock awards excluded from the calculation for both the three and nine month periods ended September 30, 2018.

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

Index

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$61,217	$63,849	$190,386	$193,209
Hondros College of Nursing Segment	6,696	9,143	21,584	27,548
Intersegment elimination	(25)	—	(81)	—
Total Revenue	$67,888	$72,992	$211,889	$220,757
Depreciation and amortization:
American Public Education Segment	$3,525	$3,970	$10,995	$12,126
Hondros College of Nursing Segment	239	319	763	1,032
Total Depreciation and amortization	$3,764	$4,289	$11,758	$13,158
(Loss) income from operations before interest income and income taxes:
American Public Education Segment	$247	$6,233	$14,358	$18,532
Hondros College of Nursing Segment	(3,158)	651	(10,214)	2,562
Intersegment elimination	(2)	—	3	—
Total (Loss) income from operations before interest income and income taxes	$(2,913)	$6,884	$4,147	$21,094
Interest income, net:
American Public Education Segment	$1,006	$759	$3,176	$1,889
Hondros College of Nursing Segment	13	15	31	39
Total Interest income, net	$1,019	$774	$3,207	$1,928
Income tax (benefit) expense:
American Public Education Segment	$1,368	$1,633	$5,166	$5,320
Hondros College of Nursing Segment	(1,607)	215	(3,570)	673
Total Income tax (benefit) expense	$(239)	$1,848	$1,596	$5,993
Capital expenditures:
American Public Education Segment	$1,034	$1,396	$3,608	$5,026
Hondros College of Nursing Segment	160	153	543	323
Total Capital expenditures	$1,194	$1,549	$4,151	$5,349

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
Assets:
American Public Education Segment	$308,320	$322,523
Hondros College of Nursing Segment	52,786	48,435
Total Assets	$361,106	$370,958

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

Note 9. Concentration

APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, education benefit programs; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s operations. As of September 30, 2019, approximately 57% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from students by primary funding source for the three and nine month periods ended September 30, 2019 and 2018 is included in the table below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
DoD tuition assistance programs	35%	37%	38%	37%
Title IV programs	26%	26%	25%	26%
VA education benefits	24%	23%	23%	23%
Cash and other sources	15%	14%	14%	14%
A summary of HCN Segment revenue derived from students by primary funding source for the three and nine month periods ended September 30, 2019 and 2018 is included in the table below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Title IV programs	83%	82%	81%	83%
Cash and other sources	14%	16%	17%	15%
VA education benefits	3%	2%	2%	2%

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

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 82,100 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Our wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, provides online postsecondary education to approximately 80,700 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated and public service communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 120 degree programs and 111 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include business administration, health science, technology, criminal justice, education and liberal arts, as well as national security, military studies,

Index

intelligence, and homeland security. APUS has regional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry-governing organizations.

In November 2018, HLC approved APUS’s application for a change in structure related to APUS’s proposal to enter into a shared services model with APEI and we entered into an intercompany agreement to implement the shared services model. As required by HLC policy, HLC conducted a focused site visit in May 2019. The site visit team found that evidence of compliance with APUS’s commitments made in its application and with HLC’s Eligibility Requirements and Criteria for Accreditation was sufficiently demonstrated and recommended no further follow up. In August 2019, HLC notified APUS that the Institutional Actions Council of the HLC, which conducts reviews and takes action on accreditation recommendations, concurred with the site visit team’s findings.

In August 2019, after an extensive search, Angela Selden was appointed Chief Executive Officer of APEI, effective September 23, 2019. APEI’s former Chief Executive Officer, Dr. Wallace E. Boston, will continue to serve as President of APUS until his expected retirement in June 2020.

In October 2019, APUS announced the following changes for undergraduate and master’s course registrations made on or after January 1, 2020:

• The tuition for undergraduate level courses will increase by $15 per credit hour to $285 per credit hour.
• The tuition for master’s level courses will increase by $20 per credit hour to $370 per credit hour.
• The technology fee will increase from $50 to $65 per class.

To support APUS's active duty military students using TA, APUS will increase the tuition grant for those undergraduate students and their spouses and dependents from $20 to $35 per credit hour to keep the cost at $250 per credit hour, and increase the tuition grant for those master’s students and their spouses and dependents from $25 to $120 per credit hour to reduce the cost from $325 per credit hour to $250 per credit hour for graduate active duty military students. As a result, undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents will pay a net tuition of $250 per credit hour. APUS also intends to extend its book grant to active-duty military students and their spouses and dependents at the master’s level.

APUS also announced that the existing tuition grant for veterans will expire at the end of 2019. However, veterans who qualify for 100% of their Post-9/11 GI Bill benefits are expected to continue to have no out-of-pocket expenses. Those veterans who do not qualify for 100% may experience a small increase in out-of-pocket costs, but because APUS is a “Yellow Ribbon” university, many are expected to have access to additional funding resources.

APUS estimates that the tuition grant will apply to approximately 60% of its total net course registrations made on or after January 1, 2020.

The January 2020 tuition increase is APUS’s first increase since July 2015.

For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 1,400 students at five campuses in Ohio, to serve the needs of the nursing and healthcare communities. The campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo.

HCN has also obtained or is in the process of obtaining all necessary approvals to offer postsecondary nursing education programs in connection with a new campus in Indianapolis, Indiana. The campus has been authorized by the Indiana Board for Proprietary Education/Indiana Commission for Higher Education to offer instruction in Indiana, and the location has been institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES. The Indiana Board of Nursing conducted a site visit in October 2019 and is scheduled to consider HCN’s application for initial approval in November 2019.

HCN offers a Diploma in Practical Nursing, or PN, and an Associate Degree in Nursing, or ADN. In October 2019, HCN began offering a new Direct Entry ADN option that offers an accelerated graduation pathway for students who transfer at least 32 college credits to HCN and meet certain academic and entrance exam requirements. In April

Index

2019, HCN began offering courses in a Medical Laboratory Technician program, or MLT Program, at its Cincinnati and Columbus campuses. Due to low enrollment, HCN ceased enrolling new students and began an orderly teach-out of the MLT Program.

In May 2019, Harry T. Wilkins was appointed interim Chief Executive Officer of HCN, replacing the former Chief Executive Officer. Mr. Wilkins has served as a member of the Board of Directors of HCN since 2013 and was previously Chief Executive Officer of HCN from December 2013 until his retirement in December 2015.
HCN is nationally accredited by ABHES, and HCN’s locations and programs are approved by the Ohio State Board of Career Colleges and Schools. Portions of the PN and ADN Programs are online. HCN’s PN and ADN Programs are approved by the Ohio Board of Nursing, or OBN, and the PN Program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA.
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

Enrollments in HCN’s ADN Program for the terms beginning in January, April and July 2019 were significantly lower than HCN planned, which we believe is likely partly associated with the implementation of the new academic achievement and admissions requirements discussed above, among other potential factors. For example, our enrollments appear to have been impacted by negative perceptions by certain current and prospective student cohorts, which is the type of factor that can occur more easily at a land-based institution than an online institution. While we continue to work on implementing and refining our academic achievement and admission requirements, identifying and remediating the factors impacting our enrollments at HCN, and implementing new initiatives such as extending the hours of HCN’s customer service team, there can be no assurance we will be successful in these efforts over the long term and we cannot guarantee that we will be able to reverse the revenue decline in our HCN Segment or return to our prior level of enrollments.

HCN’s PN Program was granted initial programmatic accreditation through the National League for Nursing Commission for Nursing Education, or NLN CNEA, with quality improvement conditions, from October 18, 2018 through October 31, 2024. On January 29, 2019, HCN submitted a required progress report to NLN CNEA addressing certain quality indicators.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, or a 70% pass rate on mandatory licensing and credentialing examinations, or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may

Index

extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year July 1, 2017 through June 30, 2018, several HCN programs did not satisfy ABHES’s threshold requirements for retention rates or placement rates. As a result, in February 2019, ABHES directed HCN to send ABHES no later than May 7, 2019 evidence that the relevant programs had achieved a retention rate of at least 70% for the period from July 1, 2018 through March 31, 2019 and a placement rate of at least 70% for the reporting year ended June 30, 2018, along with additional documentation and analysis related to those rates and pertinent action plans. HCN timely submitted the required progress report. For the reporting year ending June 30, 2019, each of HCN’s programs at each of HCN’s campuses did not satisfy ABHES’s threshold requirements for retention rates. Each of the programs at each of HCN’s campuses satisfied ABHES’s placement rate requirements for the reporting year ended June 30, 2019. In August 2019, ABHES notified HCN that ABHES had placed HCN’s Cleveland, Columbus, Dayton and Toledo locations on outcomes reporting status, which requires submission of additional documentation regarding student outcomes and action plans for improving these outcomes, with respect to the reporting period July 1, 2017 through June 30, 2018. ABHES determined that the PN Program at each of the Columbus, Dayton and Toledo campuses and the Registered Nurse to Bachelor of Science in Nursing program, or RN-to-BSN Program, at the Columbus campus, for which HCN has ceased to enroll new students, did not satisfy ABHES’s retention rate requirement and that it was unable to verify that the ADN Program at each of the Cleveland and Toledo campuses had met ABHES’s placement rate requirement. HCN submitted additional documentation requested by ABHES for verification that the ADN Program at the Cleveland and Toledo campuses met ABHES’s placement rate requirement.

ABHES directed HCN to submit by October 9, 2019 certain documentation concerning the updated retention or placement rate, as applicable, for the reporting period July 1, 2018 through June 30, 2019 and information about HCN’s action plan to achieve compliance if the updated rate remains below 70%. HCN timely submitted the documentation and action plans. In the August 2019 correspondence, ABHES notified HCN that the relevant programs at the Cleveland, Dayton, and Toledo campuses must come into compliance by May 1, 2020 and the PN Program at the Columbus campus must come into compliance by May 1, 2021. In October 2019, HCN notified ABHES that the PN Programs at each of the Dayton, Toledo and Columbus campuses did not satisfy ABHES’s threshold requirements for retention rates for the reporting period July 1, 2018 through June 30, 2019. If HCN is unable to bring the programs into compliance during the timeframe established by ABHES, unless such timeframe is extended for good cause, ABHES may take other action, up to and including withdrawing accreditation for those programs.

In November 2019, HCN entered into a memorandum of understanding, or MOU, to participate in DoD tuition assistance programs.

For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to requirements of the Higher Education Act, as amended, if the cohort default rate for any year exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s cohort default rate exceeds 30% for three consecutive years, the institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year it must establish a default prevention task force. In September 2019, ED released final official cohort default rates for institutions for federal fiscal year 2016, with ED reporting an 18.5% cohort default rate for APUS and an 11.3% cohort default rate for HCN. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

Regulatory and Legislative Activity

In December 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education, which were scheduled to go into effect on July 1, 2018. On June 29, 2018, ED announced that it would delay the effective date of the distance education portion of the state authorization final regulations, or the Distance Education Rule, until July 1, 2020. On April 26, 2019, a U.S. District Court judge found that the delayed implementation was improper, and as a result of the court’s related order, the Distance Education Rule took effect on May 26, 2019. ED appealed the District Court’s decision to the Ninth Circuit Court of Appeals on June 24, 2019, but subsequently asked the court to dismiss the appeal. ED’s motion to dismiss its appeal is pending and the Distance Education Rule remains in effect.

The Distance Education Rule requires an institution offering distance education programs to be authorized by each state in which the institution enrolls students in such programs, if such authorization is required by the state, in order to award

Index

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

In October 2018, ED announced that it would establish a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, to prepare proposed regulations related to, among other things, ED’s recognition of accrediting agencies and institutional and programmatic eligibility issues, including state authorization and programs offered through distance education, respectively. In April 2019, The Accreditation and Innovation Committee reached consensus on proposed regulatory language. On June 12, 2019, ED published certain portions of the agreed-upon regulatory language, including those provisions related to accreditation and state authorization, in a notice of proposed rulemaking. ED accepted public comment on the proposed rule until July 12, 2019. On November 1, 2019, ED published final regulations concerning accreditation and state authorization, which generally will be effective on July 1, 2020, except that institutions may in their discretion implement early regulations relating to state authorization and institutional information disclosures. The final regulations clarify how an institution must determine the state in which a student is located for purposes of satisfying state authorization requirements for distance education courses. The final regulations also require an institution to disclose whether programs leading to professional licensure meet applicable state requirements, regardless of program modality. ED has indicated that it will issue one or more additional notices of proposed rulemaking to address other provisions in the agreed-upon regulatory language that was developed as part of the negotiated rulemaking. We cannot predict what additional regulations will be ultimately adopted as a result of the rulemaking process.

On March 15, 2019, ED issued guidance to colleges and universities about how to comply with selected provisions contained in the 2016 Borrower Defense Regulations that took effect as of October 16, 2018. ED subsequently issued additional guidance on May 20, 2019 and June 3, 2019, and it augmented its June 3, 2019 guidance on June 19, 2019. For more detail about the 2016 Borrower Defense Regulations, please refer to our Annual Report, including “Business - Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses” in Part I, Item 1. ED described in the March 15, 2019 guidance that it will apply the federal standard for borrower defense to repayment applications set forth in the 2016 Borrower Defense Regulations for claims asserted as to Direct Loans first disbursed on or after July 1, 2017. ED also explained that institutions should handle reporting for events, actions, or conditions that occurred after July 1, 2017 by making required reports to ED no later than May 13, 2019. ED also indicated that because the 2016 Borrower Defense Regulations are now in effect, institutions must implement the 2016 Borrower Defense Regulations’ prohibitions related to dispute resolution between institutions and students with respect to claims that are or could be asserted as a borrower defense claim under ED’s administrative process, including by making any required modifications to enrollment agreements or by beginning to implement required notification procedures by May 13, 2019.

On September 23, 2019, ED published new final regulations, which we refer to as the 2020 Borrower Defense Regulations that, among other things, establish a new federal standard for evaluating, and a new process for adjudicating, borrower defenses to repayment of loans made under the Direct Loan Program on or after July 1, 2020.

Under the 2020 Borrower Defense Regulations, for loans first disbursed on or after July 1, 2020, an individual borrower may, within three years after the date the student ceased to be enrolled at the institution, assert a defense to repayment based on a statement, act, or omission by the institution that (1) the student reasonably relied upon in making an enrollment decision, (2) was knowingly false, misleading, or deceptive or made with a reckless disregard for the truth, and (3) caused the student financial harm. Under the 2020 Borrower Defense Regulations, ED will have discretion to determine the appropriate amount of relief, if any. The 2020 Borrower Defense Regulations eliminate the process available under the 2016 Borrower Defense Regulations for a group of borrowers. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

Index

The 2020 Borrower Defense Regulations also amend ED’s financial responsibility provisions in several respects. Like the 2016 Borrower Defense Regulations, the 2020 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection, such as a letter of credit, to ED. Under the 2020 Borrower Defense Regulations, ED will consider an institution unable to meet its financial or administrative obligations under ED’s financial responsibility regulations if the institution is subject to one of certain mandatory triggering events that ED believes have or are likely to have a material adverse effect on the financial condition of the institution, some of which are the same as under the 2016 Borrower Defense Regulations. ED may consider an institution not to be financially responsible if ED determines that one of certain discretionary triggering events is likely to have a material adverse effect on the financial condition of the institution. The set of discretionary triggering events under the 2020 Borrower Defense Regulations includes some of the same events that are triggering events under the 2016 Borrower Defense Regulations. If the institution is subject to two or more of these discretionary triggering events, ED will consider the institution to be subject to a mandatory triggering event and therefore unable to meet its financial or administrative obligations.

For each triggering event, to demonstrate that the institution remains financially responsible, the institution may submit evidence that the triggering event has been resolved, that the institution has insurance that will cover part or all of the debt or liabilities, or that the triggering event has not or will not have a material adverse effect on the institution. If ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year.

The 2020 Borrower Defense Regulations also include other regulatory changes. For example, they modify ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if an institution or location closes. The 2020 Borrower Defense Regulations also require institutions that require students to enter into pre-dispute arbitration agreements or class action waivers as a condition of enrollment to disclose publicly those requirements in an easily accessible format, and prohibit such an institution to require a student to participate in arbitration or any internal dispute resolution process prior to filing a borrower defense to repayment application with ED. The 2020 Borrower Defense Regulations also implement updates to ED’s calculations of an institution’s composite score to reflect certain changes in Financial Accounting Standards Board accounting standards and to update the definitions and terms used to describe the calculation of the composite score, including leases and long-term debt. With limited exceptions related to optional early implementation of modifications to ED’s composite score methodology, the 2016 Borrower Defense Regulations will remain in effect until the 2020 Borrower Defense Regulations take effect on July 1, 2020.

On July 1, 2019, ED published a final rule rescinding its 2014 regulations relating to gainful employment, or the GE Regulations, which are described more fully in our Annual Report. The rescission is scheduled to take effect July 1, 2020, but in guidance issued on June 28, 2019, ED explained that the Secretary of ED would exercise her authority to designate the rescission for early implementation by institutions that elect to implement early the rescission. Institutions that implement the rescission early will not be required to report data related to gainful employment programs to ED, comply with gainful employment disclosure requirements, or comply with related certification requirements, among other requirements. APUS and HCN have elected to implement early the rescission of the 2014 GE Regulations. APUS intends to continue to voluntarily make certain disclosures related to gainful employment programs.

We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report.

Department of Defense

In May 2019, the United States Navy announced that as a result of increased demand stemming from improvements in service delivery and higher limits on annual benefits available per sailor, tuition assistance, or TA, benefits available to sailors for the fiscal year ending September 30, 2019 were expected to be exhausted by the end of May 2019, and effective May 28, 2019 the Navy ceased approving TA program funds for eligible sailors until the start of the new government fiscal year on October 1, 2019. In addition, effective October 1, 2019, Naval service members must have a minimum of two years of service before becoming eligible to use TA or the Navy College Program for Afloat College Education, funding will be capped at twelve semester hours per fiscal year, and career funding will be capped at 120 semester hours. Navy-related registrations were 7.2% and 10.3% of total registrations for the three months ended September 30, 2019 and September 30, 2018, respectively.

Index

The temporary exhaustion of Navy TA program funds had a significant negative impact on our results of operations for the third quarter of 2019, and is expected to negatively impact October 2019 revenue by approximately $0.4 million. We are unable to predict whether and to what extent the Navy will continue to impose limitations on TA program approvals as a result of limited funding.

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments; and

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three month period ended September 30, 2019, our consolidated revenue decreased from $73.0 million to $67.9 million, or by 7.0%, compared to the comparable prior year period. Our operating margins decreased from 9.4% to negative 4.3% for the three month period ended September 30, 2019, compared to the comparable prior year period. For the nine month period ended September 30, 2019, our consolidated revenue decreased from $220.8 million to $211.9 million, or by 4.0%, compared to the comparable prior year period. Our operating margins decreased from 9.6% to 2.0% for the nine month period ended September 30, 2019, compared to the comparable prior year period. Results for the three month period ended September 30, 2019 reflect the following matters on a pretax basis: $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement; a $1.6 million increase in advertising costs as compared to the prior year period; a $1.5 million non-cash impairment of goodwill; and $0.8 million in information technology costs related to the evaluation of replacements or upgrades to our information technology and learning management systems. Results for the nine month period ended September 30, 2019 reflect the following matters on a pretax basis: $7.3 million non-cash impairment of goodwill; a $3.0 million increase in additional advertising costs as compared to the prior year period; $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement; $1.4 million in professional fees associated with the evaluation of an acquisition; and $1.1 million in information technology costs related to the evaluation and replacements or upgrades to our information technology and learning management systems.

For the three month period ended September 30, 2019, APEI Segment revenue decreased from $63.8 million to $61.2 million, or by 4.1%, compared to the comparable prior year period. APEI Segment operating margins decreased from 9.8% to 0.4% for the three month period ended September 30, 2019, compared to the comparable prior year period. For the three month period ended September 30, 2019, APEI Segment expenses include the following matters on a pretax basis: $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement; a $1.3 million increase in advertising costs as compared to the prior year period; and $0.8 million in information technology costs related to the evaluation of replacements or upgrades to our information technology and learning management systems. For the nine month period ended September 30, 2019, APEI Segment revenue decreased from $193.2 million to $190.4 million, or by 1.5%, compared to the comparable prior year period. APEI Segment operating margins decreased from 9.6% to 7.5% for the nine month period ended September 30, 2019, compared to the comparable prior year period. For the nine month period ended September 30, 2019, APEI Segment expenses include the following matters on a pretax basis: $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement; a $2.6 million increase in advertising costs as compared to the prior year period; $1.4 million in professional fees associated with the evaluation of an acquisition primarily recognized during the three months ended March 31, 2019; and $1.1 million in information technology costs related to the evaluation and replacements or upgrades to our information technology and learning management systems.

For the nine month period ended September 30, 2018, APEI Segment expenses include pretax expenses of approximately $1.7 million resulting from the voluntary reduction in force program announced on March 12, 2018, and recognized during the three months ended March 31, 2018.

Net course registrations at APUS for the three month period ended September 30, 2019 decreased from 80,800 to 76,700, or approximately 5.1%, compared to the comparable prior year period primarily due to the temporary exhaustion of Navy TA funds during the period. Net course registrations at APUS for the nine month period ended September 30, 2019 decreased from 240,900 to 236,900, or approximately 1.7%, compared to the comparable prior year period. Net course

Index

registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three month period ended September 30, 2019, HCN Segment revenue decreased from $9.1 million to $6.7 million, or by 26.8%, over the comparable prior year period. HCN Segment operating margins decreased from 7.1% to negative 47.2% for the three month period ended September 30, 2019 compared to the comparable prior year period. HCN Segment results for the three month period ended September 30, 2019 reflect a $1.5 million pretax, non-cash impairment of goodwill. For the nine month period ended September 30, 2019, HCN Segment revenue decreased from $27.5 million to $21.6 million, or by 21.6%, over the comparable prior year period. HCN Segment operating margins decreased from 9.3% to negative 47.3% for the nine month period ended September 30, 2019 compared to the comparable prior year period. HCN Segment results for the nine month period September 30, 2019 reflect a $7.3 million pretax, non-cash impairment of goodwill.

Enrollment at HCN for the three month period ended September 30, 2019 decreased from 2,000 to 1,400, or approximately 30.0%, as compared to the comparable prior year period. New student enrollment at HCN for the three month period ended September 30, 2019 decreased from 485 to 345, or approximately 28.9%, as compared to the comparable prior year period. HCN student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

We believe the changes in revenue and operating margins are primarily due to the factors discussed below in the “Results of Operations” section of this Management’s Discussion and Analysis.

During the three months ended September 30, 2019, HCN completed an interim goodwill impairment test as a result of circumstances that included HCN’s continued underperformance against revised 2019 internal targets and overall 2019 financial performance as of September 30, 2019. The implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $26.6 million, or $1.5 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $1.5 million to reduce the carrying value of its goodwill in the HCN Segment during the three months ended September 30, 2019. HCN had completed a previous interim goodwill impairment test during the three months ended March 31, 2019 as a result of circumstances that also included HCN’s underperformance against 2019 internal targets and 2019 financial performance. That test determined the fair value of goodwill was $28.0 million, or $5.9 million less than its carrying value at March 31, 2019. As a result, the Company recorded a pretax, non-cash charge of $5.9 million to reduce the carrying value of its goodwill in the HCN Segment during the three months ended March 31, 2019.

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

Index

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

Enrollments in HCN’s ADN Program for the terms beginning in January, April and July 2019 were significantly lower than HCN planned, resulting in a significant decline in revenue. We believe the decline in enrollments is likely partly associated with the implementation of new academic achievement and admissions requirements, as well as negative perceptions by certain current and prospective student cohorts, among other potential factors. Beginning with the July 2018 term, HCN implemented new academic achievement requirements and course retake policies for the PN and ADN Programs. Further, beginning with the January 2019 term, HCN implemented enhanced ADN Program admissions requirements, requiring external ADN applicants to have an active unencumbered PN license and to have graduated from an approved PN program. Beginning with the April 2019 term, HCN further changed its admissions standards to remove certain entrance exam requirements. We also believe that negative perceptions by certain current and prospective student cohorts have contributed to the decline in enrollments at HCN and have had a negative impact on our results of operations. Effective for the July 2019 term, HCN implemented a single course withdrawal policy that permits a student who is struggling academically to drop a single course rather than withdraw from all courses in a term. While we work on identifying the appropriate balance of academic achievement requirements, admissions requirements and attracting appropriate students, as well as identifying and remediating the factors impacting enrollments, there may continue to be a negative impact on enrollments at HCN. We cannot predict whether our initiatives and efforts will be successful over the long term and cannot guarantee that we will be able to reverse the enrollment and revenue decline in our HCN Segment or return to our prior level of enrollments. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of the decline in enrollment at HCN, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to the “Overview” section of this Management’s Discussion and Analysis and our Annual Report.

Our consolidated results for the three and nine months ended September 30, 2019 and 2018 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	40.2	38.6	39.6	39.3
Selling and promotional	23.4	19.4	21.3	19.5
General and administrative	32.4	26.4	27.9	25.3
Loss on disposals of long-lived assets	0.6	0.3	0.2	0.4
Impairment of goodwill	2.2	—	3.5	—
Depreciation and amortization	5.5	5.9	5.5	5.9
Total costs and expenses	104.3	90.6	98.0	90.4

(Loss) income from operations before interest income and income taxes	(4.3)	9.4	2.0	9.6
Interest income, net	1.5	1.1	1.5	0.9

(Loss) income from operations before income taxes	(2.8)	10.5	3.5	10.5
Income tax (benefit) expense	(0.4)	2.5	0.8	2.7
Equity investment income (loss)	—	(0.4)	(0.7)	(0.2)
Net (loss) income	(2.4)%	7.6%	2.0%	7.6%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue. Our consolidated revenue for the three months ended September 30, 2019 was $67.9 million, a decrease of $5.1 million, or 7.0%, compared to $73.0 million for the three months ended September 30, 2018. The revenue decrease was due to a $2.4 million, or 26.8%, revenue decrease in our HCN Segment. Revenue in our APEI Segment decreased $2.6 million, or 4.1%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The HCN Segment revenue decrease was due to a 30.0% decrease in student enrollment. Net course registrations in our APEI Segment decreased 5.1% due primarily to the temporary exhaustion of Navy TA program funds.

Costs and expenses. Costs and expenses for the three months ended September 30, 2019 were $70.8 million, an increase of $4.7 million, or 7.1%, compared to $66.1 million for the three months ended September 30, 2018. The increase in costs and expenses was primarily due to the accrual of $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement, increased advertising costs, and increased information technology costs related to the evaluation of replacements or upgrades to our information technology and learning management systems in our APEI Segment, a non-cash goodwill impairment of $1.5 million in our HCN Segment and increased advertising costs in our HCN Segment partially offset by a decrease in instructional material costs in our APEI and HCN Segments. Costs and expenses as a percentage of revenue increased to 104.3% for the three months ended September 30, 2019, from 90.6% for the three months ended September 30, 2018. The increase in costs and expenses as a percentage of revenue was primarily due to an increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2019 were $27.3 million, a decrease of $0.9 million, or 3.3%, from $28.2 million for the three months ended September 30, 2018. The decrease in instructional costs and services expenses was primarily due to a decrease in employee compensation costs and instructional materials costs in both our APEI and HCN Segments partially offset by an increase in payment processing fees in our APEI Segment. Instructional costs and services expenses as a percentage of revenue increased to 40.2% for the three months ended September 30, 2019, from 38.6% for the three months ended September 30, 2018. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue decreasing at a rate greater than the decrease in our instructional costs and services expenses.

Index

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2019 were $15.9 million, an increase of $1.7 million, or 12.3%, from $14.1 million for the three months ended September 30, 2018. The increase in selling and promotional expenses was primarily the result of an increase in advertising costs in both our APEI and HCN Segments. Advertising costs increased $1.3 million in our APEI Segment and $0.3 million in our HCN Segment as compared to the prior year period. Selling and promotional expenses as a percentage of revenue increased to 23.4% for the three months ended September 30, 2019, from 19.4% for the three months ended September 30, 2018. The increase in selling and promotional expenses as a percentage of revenue was primarily due to an increase in selling and promotional expenses during a period when consolidated revenue decreased.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2019 were $22.0 million, an increase of $2.7 million, or 14.1%, from $19.3 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily related to the accrual of $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement and increased information technology costs related to the evaluation of replacements or upgrades to our information technology and learning management systems in our APEI Segment partially offset by a decrease in other professional fees in our APEI Segment. Consolidated bad debt expense for the three months ended September 30, 2019 was $1.0 million, or 1.5% of revenue, compared to $1.3 million, or 1.7% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 32.4% for the three months ended September 30, 2019, from 26.4% for the three months ended September 30, 2018. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in general and administrative expenses during a period when consolidated revenue decreased.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended September 30, 2019 increased to $0.4 million, compared to $0.2 million for the three months ended September 30, 2018.

Impairment of goodwill. The $1.5 million pretax non-cash impairment of goodwill for the three months ended September 30, 2019 resulted from the reduction of the carrying value of goodwill in our HCN Segment. For additional information regarding the impairment of goodwill, and a discussion of the potential for future impairment charges for goodwill, please refer to the discussion in “Note 5. Goodwill and Intangible Assets, Notes to Consolidated Financial Statements” in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $3.8 million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 5.5% for the three months ended September 30, 2019, from 5.9% for the three months ended September 30, 2018. The decrease in depreciation and amortization expenses as a percentage of revenue was due to depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.7 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively. The decrease in stock-based compensation costs was due to lower performance stock unit incentive costs.

Interest income. Interest income was $1.0 million for the three months ended September 30, 2019, compared to interest income of $0.8 million for the three months ended September 30, 2018. The increase was related to an increase in interest rates and an increase in average invested balances in cash and cash equivalents.

Income tax (benefit) expense. We recognized an income tax benefit for the three months ended September 30, 2019 of $0.2 million and income tax expense of $1.8 million for the three months ended September 30, 2018, or effective tax rates of (12.7)% and 25.2%, respectively. The effective tax rate for the three months ended September 30, 2019 reflects the loss during the period and includes a higher amount of non-deductible expenses than the prior period in our APEI Segment.

Equity investment income (loss). Equity investment income was $0.02 million for the three months ended September 30, 2019 compared to a loss of $0.3 million for the three months ended September 30, 2018.

Net (loss) income. Our net loss was $1.6 million for the three months ended September 30, 2019, compared to net income of $5.5 million for the three months ended September 30, 2018, a decrease of $7.1 million. This decrease was related to the factors discussed above.

Index

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue. Our consolidated revenue for the nine months ended September 30, 2019 was $211.9 million, a decrease of $8.9 million, or 4.0%, compared to $220.8 million for the nine months ended September 30, 2018. The revenue decrease was due to a $6.0 million, or 21.6%, revenue decrease in our HCN Segment and a $2.8 million, or 1.5% revenue decrease in our APEI Segment for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The HCN Segment revenue decrease was primarily due to a 22.6% decrease in student enrollment. In our APEI Segment, net course registrations decreased 1.7% during the nine months ended September 30, 2019 due in part to the temporary exhaustion of Navy TA program funds.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2019 were $207.7 million, an increase of $8.0 million, or 4.0%, compared to $199.7 million for the nine months ended September 30, 2018. The increase in costs and expenses was primarily due to a non-cash impairment of goodwill of $7.3 million in our HCN Segment, $2.8 million in employee compensation costs in our APEI Segment for post-employment benefits that will be payable to the APUS President upon retirement, increased advertising costs in our APEI and HCN Segments and increased information technology costs related to the evaluation of replacements or upgrades to our information technology and learning management systems, and $1.4 million in pretax professional fees associated with the evaluation of an acquisition in our APEI Segment partially offset by a decrease in employee compensation costs in our APEI Segment. Expenses for the nine months ended September 30, 2018 include pretax expenses of approximately $1.7 million resulting from the voluntary reduction in force program. Costs and expenses as a percentage of revenue increased to 98.0% for the nine months ended September 30, 2019, from 90.4% for the nine months ended September 30, 2018. The increase in costs and expenses as a percentage of revenue was primarily due to an increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2019 were $83.9 million, a decrease of $2.9 million, or 3.4%, from $86.8 million for the nine months ended September 30, 2018. The decrease in instructional costs and services expenses was primarily due to a decrease in employee compensation costs in both our APEI and HCN Segments partially offset by an increase in instructional materials costs in our APEI Segment. For the nine months ended September 30, 2018, employee compensation costs include approximately $0.8 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. Instructional costs and services expenses as a percentage of revenue increased to 39.6% for the nine months ended September 30, 2019, from 39.3% for the nine months ended September 30, 2018. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to consolidated revenue decreasing at a rate greater than instructional costs and services expenses.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2019 were $45.0 million, an increase of $2.0 million, or 4.7%, from $43.0 million for the nine months ended September 30, 2018. The increase in selling and promotional expenses was primarily the result of increased advertising costs in our APEI and HCN Segments partially offset by a decrease in employee compensation costs and various other costs in our APEI Segment. Advertising costs increased $2.6 million in our APEI Segment and $0.3 million in our HCN Segment, as compared to the prior year period. For the nine months ended September 30, 2018, employee compensation costs include approximately $0.5 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. Selling and promotional expenses as a percentage of revenue increased to 21.3% for the nine months ended September 30, 2019, from 19.5% for the nine months ended September 30, 2018. The increase in selling and promotional expenses as a percentage of revenue was primarily due to an increase in selling and promotional expenses during a period when consolidated revenue decreased.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2019 were $59.2 million, an increase of $3.4 million, or 6.1%, from $55.8 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily related to; $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement, $1.4 million of professional fees related to the evaluation of an acquisition, and increased information technology costs of $1.1 million related to the evaluation of replacements or upgrades to our information technology and learning management systems in our APEI Segment and increased employee compensation costs related to employee separation costs in our HCN Segment. For the nine months ended September 30, 2018, employee compensation costs include approximately $0.4 million of pretax expenses from the voluntary reduction in force program in our APEI Segment. Consolidated bad debt expense for the nine months ended September 30, 2019 was $2.9 million, or 1.4% of revenue, compared to $3.3 million, or 1.5% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 27.9% for the nine months ended September 30, 2019, from 25.3% for the nine months ended September 30, 2018. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in general and administrative expenses during a period when consolidated revenue decreased.

Index

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the nine months ended September 30, 2019 was $0.5 million, as compared to $0.9 million for the nine months ended September 30, 2018.

Impairment of goodwill. The $7.3 million pretax non-cash impairment of goodwill for the nine months ended September 30, 2019 resulted from the reduction of the carrying value of goodwill in our HCN Segment during the three months ended March 31, 2019 and September 30, 2019. For additional information regarding the impairment of goodwill, and a discussion of the potential for future impairment charges for goodwill, please refer to the discussion in “Note 5. Goodwill and Intangible Assets, Notes to Consolidated Financial Statements” in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $11.8 million and $13.2 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 5.5% for the nine months ended September 30, 2019, from 5.9% for the nine months ended September 30, 2018. The decrease in depreciation and amortization expenses as a percentage of revenue was due to depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $5.0 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and additional performance stock unit incentive costs. The decrease in stock-based compensation costs was due to lower performance stock unit incentive costs.

Interest income. Interest income was $3.2 million for the nine months ended September 30, 2019, compared to interest income of $1.9 million for the nine months ended September 30, 2018. The increase was related to an increase in interest rates and an increase in average invested balances in cash and cash equivalents.

Income tax expense. We recognized income tax expense for the nine months ended September 30, 2019 of $1.6 million and $6.0 million for the nine months ended September 30, 2018, or effective tax rates of 27.1% and 26.6%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2019 is primarily due to a higher amount of non-deductible expenses than the prior period in our APEI Segment, and lower pretax income in our APEI and HCN Segments, partially offset by the benefit from ASU No. 2016-09 Compensation - Stock Compensation (Topic 718) in our APEI Segment. The effective tax rate for the nine months ended September 30, 2019 includes a benefit of approximately $0.5 million related to ASU No. 2016-09, compared to additional income tax expense of $0.1 million for the nine months ended September 30, 2018.

Equity investment income (loss). Equity investment loss was $1.5 million for the nine months ended September 30, 2019 compared to a loss of $0.5 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we recognized a $1.5 million loss related to our pro rata share of the operating results of NWHW Holdings, Inc. associated with an impairment charge recognized by the investee.

Net income. Our net income was $4.3 million for the nine months ended September 30, 2019, compared to net income of $16.5 million for the nine months ended September 30, 2018, a decrease of $12.3 million. This decrease was related to the factors discussed above.

Index

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$61,217	$63,849	$190,386	$193,209
Hondros College of Nursing Segment	6,696	9,143	21,584	27,548
Intersegment elimination	(25)	—	(81)	—
Total Revenue	$67,888	$72,992	$211,889	$220,757
(Loss) income from operations before interest income and income taxes:
American Public Education Segment	$247	$6,233	$14,358	$18,532
Hondros College of Nursing Segment	(3,158)	651	(10,214)	2,562
Intersegment elimination	(2)	—	3	—
Total (Loss) income from operations before interest income and income taxes	$(2,913)	$6,884	$4,147	$21,094

APEI Segment

For the three months ended September 30, 2019, the $2.6 million, or 4.1%, decrease to approximately $61.2 million in revenue in our APEI Segment was attributable to lower net course registrations primarily as a result of the temporary exhaustion of the Navy TA program funds during the period. Net course registrations at APUS decreased 5.1% to approximately 76,700 during the three months ended September 30, 2019 compared to the same period in 2018. Income from operations before interest income and income taxes was $0.2 million during the three months ended September 30, 2019, a decrease of 96.0% compared to the same period in 2018. The decrease is due to; $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement, increased advertising costs, and increased information technology costs related to the evaluation of replacements or upgrades to our information technology and learning management systems.

For the nine months ended September 30, 2019, the $2.8 million, or 1.5%, decrease to approximately $190.4 million in revenue in our APEI Segment was attributable to lower net course registrations primarily as a result of the temporary exhaustion of the Navy TA program funds. Net course registrations at APUS decreased 1.7% to approximately 236,900 during the nine months ended September 30, 2019 compared to the same period in 2018. Income from operations before interest income and income taxes in our APEI Segment was $14.4 million during the nine months ended September 30, 2019, a decrease of 22.5% compared to the same period in 2018. The decrease is due to increases in costs and expenses, including $2.8 million in employee compensation costs for post-employment benefits that will be payable to the APUS President upon retirement, and increased advertising and professional fees for the nine months ended September 30, 2019.

HCN Segment

For the three months ended September 30, 2019, the $2.4 million, or 26.8%, decrease to approximately $6.7 million in revenue in our HCN Segment was attributable to a decrease in student enrollment. HCN student enrollment decreased 30.0% to approximately 1,400 students during the three months ended September 30, 2019 compared to the same period in 2018. New student enrollment at HCN for the three month period ended September 30, 2019 decreased from 485 to 345, or approximately 28.9%, as compared to the comparable prior year period. We believe that the decrease in HCN’s enrollment for the three months ended September 30, 2019 was primarily attributable to changes in academic standards and admissions policies instituted in 2018 and the first quarter in 2019, among other factors. For example, our enrollments appear to have been impacted by negative perceptions by certain current and prospective student cohorts. The loss from operations before interest income and income taxes in our HCN Segment was $3.2 million during the three months ended September 30, 2019, compared to income of $0.7 million in the same period in 2018, primarily as a result of the goodwill impairment of $1.5 million and decrease in revenue due to lower enrollment during the three months ended September 30, 2019.

Index

For the nine months ended September 30, 2019, the $6.0 million, or 21.6%, decrease to approximately $21.6 million in revenue in our HCN Segment was attributable to a decrease in student enrollment. HCN student enrollment decreased 22.6% during the nine months ended September 30, 2019 compared to the same period in 2018. We believe that the decrease in HCN’s enrollment for the nine months ended September 30, 2019 was primarily attributable to changes in academic standards and admissions policies instituted in 2018 and the first quarter in 2019, among other factors. For example, our enrollments appear to have been impacted by negative perceptions by certain current and prospective student cohorts. The loss from operations before interest income and income taxes in our HCN Segment was $10.2 million during the nine months ended September 30, 2019, compared to income of $2.6 million in the same period in 2018, primarily as a result of the goodwill impairment and decrease in revenue due to lower enrollment during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the nine months ended September 30, 2019 and 2018 with cash provided by operating activities. Cash and cash equivalents were $210.1 million and $212.1 million at September 30, 2019 and December 31, 2018, respectively, representing a decrease of $2.0 million, or 1.0%. Cash and cash equivalents at September 30, 2019 increased by $12.5 million from $197.6 million, or 6.3%, as compared to September 30, 2018.

We derive a significant portion of our revenue from tuition assistance programs from the Department of Defense, or DoD. Generally, these funds are received within 60 days of the start of the courses to which they relate. We also participate in programs from the U.S. Department of Veterans Affairs, or VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. Another significant source of revenue is derived from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term.

We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. For example, we expect capital expenditures to increase in future periods as we accelerate the investment in and refreshment of our information technology systems. We incurred $0.8 million during the three months ending September 30, 2019 to evaluate replacements or upgrades to our information technology and learning management systems, and to inform the scope and duration of the larger overall information technology transformation program. We anticipate spending an additional $1.0 million during the three months ending December 31, 2019, and between approximately $6.0 million and $8.0 million in 2020, focusing on specific information technology projects, including replacements of our Learning Management and Customer Relationship Management systems. During the three months ended September 30, 2019, we incurred approximately $0.3 million in capital expenditures related to a new campus location in Indianapolis, Indiana, and expect to incur an additional $0.3 million during the three months ended December 31, 2019. We also expect that we will continue to make expenditures to invest in strategic opportunities and to enhance our business capabilities. We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. We may need additional capital in connection with any change in our current level of operations, including if we were to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

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

During the three and nine months ended September 30, 2019, the Company repurchased 638,620 and 966,081 shares of common stock, respectively. At September 30, 2019, there remains $7.7 million available under our share repurchase authorization.

Operating Activities

Net cash provided by operating activities was $31.9 million and $25.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash from operating activities is primarily due to changes in working capital due to the timing of receipts and payments. Accounts receivable at September 30, 2019, was approximately $6.1 million lower than December 31, 2018 primarily due to faster payment processing by DoD tuition assistance programs. Accounts payable at September 30, 2019 was approximately $5.1 million lower than December 31, 2018 primarily due to the timing of processing of purchases and payments.

Investing Activities

Net cash used in investing activities was $4.2 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively. This decrease was primarily related to a decrease in technology-related capital expenditures partially offset by capital expenditures related to the new Indianapolis, Indiana campus.

Financing Activities

Net cash used in financing activities was $29.8 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in financing activities for the nine months ended September 30, 2019 was related to $27.3 million used to repurchase our common stock in accordance with our share repurchase programs and increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

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

Index

In October 2019, APUS entered into a 84 month agreement with a Learning Management System provider with cancellation permitted after 48 months. The total value of the contract over that 48 month period is approximately $2.8 million.

There were no other material changes to our contractual commitments outside of the ordinary course of our business during the nine months ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2019. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. At September 30, 2019, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

There has been no material change to our market risk or interest rate risk during the nine months ended September 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2019. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

ED rules now in effect and subsequent rules that take effect July 1, 2020, each setting forth new standards and procedures related to borrower defense-to-repayment claims, and requirements related to dispute resolution, may create significant liability that could have a material adverse effect on our business.

On November 1, 2016, ED published final regulations concerning which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Direct Loan Program, or a Direct Loan, and certain other matters, which we refer to as the 2016 Borrower Defense Regulations. The 2016 Borrower Defense Regulations created a new federal standard for borrower defenses, new limitation periods for borrower defense claims, and new processes for resolution of such claims. Certain portions of the 2016 Borrower Defense Regulations, which initially were scheduled to become effective July 1, 2017, became effective October 16, 2018 as a result of court decisions in legal challenges to the 2016 Borrower Defense Regulations and ED’s delay of the effective date of those regulations. For more information about the 2016 Borrower Defense Regulations, which apply to loans first disbursed on or after July 1, 2017 and before July 1, 2020, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses” of our Annual Report. On September 23, 2019, ED published new final regulations, which we refer to as the 2020 Borrower Defense Regulations, and together with the 2016 Borrower Defense Regulations as the Borrower Defense Regulations, that among other things establish a new federal standard for evaluating, and a new process for adjudicating, borrower defenses to repayment of loans made under the Direct Loan Program on or after July 1, 2020. For more information on the 2020 Borrower Defense Regulations, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Regulatory and Legislative Activity” of this Quarterly Report on Form 10-Q.

Under the Borrower Defense Regulations, ED may initiate a separate proceeding to collect from an institution the amount of relief resulting from a borrower defense brought by an individual borrower, and as part of group-process hearings under the 2016 Borrower Defense Regulations, ED will collect from the institution any liability for amounts discharged or reimbursed to borrowers under the group process. The 2020 Borrower Defense Regulations eliminate the process available under the 2016 Borrower Defense Regulations for a group of borrowers. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, we could be subject to repayment liability to ED that could have a material adverse effect on our financial condition, results of operations, and cash flows.

The 2016 Borrower Defense Regulations, which are in effect until July 1, 2020, also prohibit institutions from requiring students to engage in the institutions’ internal complaint processes before contacting other agencies, prohibit the use of pre-dispute arbitration agreements by institutions, prohibit class action lawsuit waivers, and require institutions to notify ED of arbitration filings and awards, for claims that may form the basis for a borrower defense to repayment of a Direct Loan. As a result of the 2016 Borrower Defense Regulations’ dispute resolution provisions, we could incur claims and expenses that we have not previously incurred, and which could have a material adverse effect on our business, financial condition and results of operations. The 2020 Borrower Defense Regulations generally remove the prohibitions contained in the 2016 Borrower Defense Regulations but require institutions that require students to enter into pre-dispute arbitration agreements or class action waivers as a condition of enrollment to disclose publicly those requirements in an easily accessible format, and prohibit such an institution to require a student to participate in arbitration or any internal dispute resolution process prior to filing a borrower defense to repayment application with ED.

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

Index

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

In final regulations published November 1, 2016, ED modified its financial responsibility standards to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events that occur on or after July 1, 2017. For more information about the regulations, which were effective July 1, 2017, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses” of our Annual Report.

On September 23, 2019, ED published new final regulations, which we refer to as the 2020 Borrower Defense Regulations, that, among other things, amend ED’s financial responsibility provisions in several respects. Like the regulations published November 1, 2016, the 2020 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection to ED. For more on the financial responsibility provisions of the 2020 Borrower Defense Regulations, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Regulatory and Legislative Activity” of this Quarterly Report on Form 10-Q.

If, under the Borrower Defense Regulations, ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. If one of our institutions is found not to have satisfied ED’s financial responsibility requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit or potential for growth and adversely affect our enrollment, revenue, and results of operations. If we, as the parent company of an eligible institution, are found not to have satisfied ED’s financial responsibility measures, all of our institutions could be limited in their access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, results of operations and financial position.

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

In October 2018, ED announced that it would establish a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, to prepare proposed regulations related to, among other things, ED’s recognition of accrediting agencies and institutional and program eligibility issues, including state authorization and programs offered through distance education. In April 2019, the Accreditation and Innovation Committee reached consensus on the package of proposed regulatory language. On June 12, 2019, ED published certain portions of the agreed-upon regulatory language, including those provisions related to accreditation and state authorization, in a notice of proposed rulemaking. ED accepted public comment on the proposal until July 12, 2019. On November 1, 2019, ED published final regulations concerning accreditation and state authorization, portions of which relating to accreditation generally will be effective on July 1, 2020. The final regulations revise in some respects ED’s process for recognition and review of accrediting agencies and the criteria used by ED to recognize accrediting agencies. The regulations also revise ED’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs in ways that generally provide greater autonomy and flexibility to the accrediting agencies. ED has indicated that it will issue one or more additional notices of proposed rulemaking to address other provisions in the agreed-upon regulatory language developed as part of the negotiated rulemaking. We are unable to predict the result of any other current or future rulemakings, or the impact of such rulemakings on our business. However, the failure of our institutions or their accrediting agencies to comply with any final regulations could affect our institutions’ eligibility to participate in Title IV programs and therefore have a material adverse effect on our business, financial condition, and results of operations.

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

Index

On December 19, 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education. On June 29, 2018, ED announced that it would delay the effective date of the distance education portion of the final regulations, or the Distance Education Rule, until July 1, 2020. On April 26, 2019, a U.S. District Court judge found that the delay was improper, and as a result of the court’s related order, the Distance Education Rule will take effect on May 26, 2019. On June 24, 2019, ED appealed the District Court’s decision to the Ninth Circuit Court of Appeals, but ED subsequently asked the court to dismiss the appeal. ED’s motion to dismiss its appeal is pending and the Distance Education Rule remains in effect. The Distance Education Rule requires an institution offering distance education programs to be authorized by each state in which the institution enrolls students in such programs, if such authorization is required by the state, in order to award Title IV aid to such students. An institution may obtain such authorization directly from the state or through a state authorization reciprocity agreement that satisfies ED’s definition of such an agreement. If one of our institutions fails to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, the institution could lose its ability to award Title IV aid to students in that state and could lose its ability to provide distance education in that state.

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

In October 2018, ED announced its intent to establish a negotiated rulemaking committee to prepare proposed regulations related to, among other things, disclosure and other requirements of state authorization. In April 2019, the committee reached consensus on proposed regulatory language. On June 12, 2019, ED published certain portions of the agreed-upon regulatory language, including those provisions related to accreditation and state authorization, in a notice of proposed rulemaking. ED accepted public comment on the proposal until July 12, 2019. On November 1, 2019, ED published final regulations concerning accreditation and state authorization, which generally will be effective on July 1, 2020, except that institutions may in their discretion implement early regulations relating to state authorization and institutional information disclosures. The final regulations clarify how an institution must determine the state in which a student is located for purposes of satisfying state authorization requirements for distance education courses. The final regulations also require an institution to disclose whether programs leading to professional licensure meet applicable state requirements, regardless of program modality.

DoD tuition assistance programs offered to service members of the U.S. Armed Forces constituted approximately 37% of APUS’s adjusted net course registrations for 2018, and our revenue and number of students would decrease if APUS is no longer able to receive funds under these tuition assistance programs or if tuition assistance is modified, reduced, eliminated, or suspended.

Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the DoD tuition assistance programs. Service members may use DoD tuition assistance programs to pursue postsecondary education at institutions that are accredited by an accrediting agency recognized by ED and that satisfy other requirements, including execution of, and compliance with, an MOU that specifies terms and conditions of participation in DoD tuition assistance programs. Students participating in DoD tuition assistance programs constituted approximately 37% of APUS’s adjusted net course registrations for 2018. In November 2019, HCN entered into a MOU to participate in DoD tuition assistance programs.

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

Index

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

In addition, annual tuition assistance funding is limited and could be exhausted in any given year due to budget constraints or changes in demand or policy. For example, in May 2019, the United States Navy announced that as a result of increased demand stemming from improvements in service delivery and raised limits on annual benefits available per sailor, tuition assistance, or TA, benefits available to sailors for fiscal year ending September 30, 2019 were expected to be exhausted by the end of May 2019, and effective May 28, 2019 the Navy ceased approving TA program funds for eligible sailors until the start of the new government fiscal year on October 1, 2019. The temporary exhaustion of Navy TA program funds had a significant negative impact on our results of operations for the third quarter of 2019, and is expected to negatively impact October 2019 revenue by approximately $0.4 million. We are unable to predict whether and to what extent the Navy will continue to impose limitations on TA program approvals as a result of limited funding. If we are no longer able to receive funds from DoD tuition assistance programs, or if those programs are reduced, eliminated, temporarily suspended, or modified, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

HCN recently changed accrediting bodies and must satisfy accreditation standards, including specific student achievement indicators, with which it has not historically had to comply, and with which certain HCN programs must come into compliance by a date set by its accrediting body.

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

In addition, ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, or a 70% pass rate on mandatory licensing and credentialing examinations, or fails to meet state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year July 1, 2017 through June 30, 2018, several HCN programs did not satisfy ABHES’s threshold requirements for retention rates or placement rates. As a result, in February 2019, ABHES directed HCN to send ABHES no later than May 7, 2019 evidence that the relevant programs had achieved a retention rate of at least 70% for the period from July 1, 2018 through March 31, 2019 and a placement rate of at least 70% for the reporting year ended June 30, 2018, along with additional documentation and analysis related to those rates and pertinent action plans. HCN timely submitted the required progress report. For the reporting year ending June 30, 2019, each of HCN’s programs at each of HCN’s campuses did not satisfy ABHES’s threshold requirements for retention rates. Each of the programs at each of HCN’s campuses satisfied ABHES’s placement rate requirements for the reporting year ending June 30, 2019.

In August 2019, ABHES notified HCN that ABHES had placed HCN’s Cleveland, Columbus, Dayton and Toledo locations on outcomes reporting status, which requires submission of additional documentation regarding student outcomes and action plans for improving these outcomes, with respect to the reporting period July 1, 2017 through June 30, 2018. ABHES determined that the PN Program at each of the Columbus, Dayton and Toledo campuses and the Registered Nurse to Bachelor of Science in Nursing program, or RN-to-BSN Program, at the Columbus campus, for which HCN has ceased to enroll new students, did not satisfy ABHES’s retention rate requirement and that it was unable to verify that the ADN Program at each of the Cleveland and Toledo campuses had met ABHES’s placement rate requirement. ABHES directed HCN to submit by October 9, 2019 certain documentation concerning the updated retention or placement rate, as applicable, for the reporting period July 1, 2018 through June 30, 2019 and information about HCN’s action plan to achieve compliance if the updated rate is below 70%. HCN timely submitted the documentation and action plans, as required. In August 2019 correspondence, ABHES notified HCN that the relevant programs at the Cleveland, Dayton, and Toledo campuses must come into compliance by May 1, 2020 and the PN Program at the Columbus campus must come into compliance by May 1, 2021. In October 2019, HCN notified ABHES that the PN Programs at each of the Dayton, Toledo and Columbus campuses did not satisfy ABHES’s threshold requirements for retention rates for the reporting period July 1, 2018 through June 30, 2019. If HCN is unable to

Index

bring the programs into compliance during the timeframe established by ABHES, unless such timeframe is extended for good cause, ABHES may take other action, up to and including withdrawing accreditation for those programs.

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

Our success depends largely upon the continued services of our executive officers and other key management and technical personnel. The loss of one or more of our key personnel could harm our business. While we have employment agreements with our Chief Executive Officer, the President of APUS, our Chief Financial Officer and our Chief Technology Officer, we do not have employment agreements with other executives or personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us.

We must attract and retain highly qualified management, faculty, administrators, and skilled personnel to our institutions. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas, and executives with relevant industry expertise. We have had a number of other executive officers retire or otherwise depart the Company or change roles over the last several years and we continually evaluate our leadership structure. For instance, effective October 15, 2017, Dr. Karan Powell retired from her role as President of APUS. Dr. Boston, who was at the time our Chief Executive Officer, was appointed to serve as Interim President of APUS, and since August 2018 has served as the President of APUS on a permanent basis. In September 2019, Ms. Selden was hired as our Chief Executive Officer, and Dr. Boston remained in the role of President of APUS pending his expected retirement in June 2020. In addition, in May 2018, we hired a new Chief Technology Officer, and in May 2019, we appointed a new interim Chief Executive Officer of HCN, replacing the former Chief Executive Officer of HCN. In addition to these hires and changes, we are also seeking a successor to Dr. Boston as President of APUS, and may otherwise continue to work to strengthen our management team. As with any leadership changes, our past or future changes could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, inefficiencies or increased costs, any of which could adversely affect our business, financial condition, results of operations and cash flows.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended September 30, 2019, we repurchased 638,620 shares of our common stock excluding shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2019	—	$—	—	299,060	$25,450,292
July 1, 2019 - July 31, 2019	218,699	30.79	218,699	299,436	18,716,549
August 1, 2019 - August 31, 2019	220,000	28.16	220,000	299,436	12,521,349
September 1, 2019 - September 30, 2019	199,921	24.12	199,921	352,104	7,699,255
Total	638,620	$27.80	638,620	352,104	$7,699,255

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

(2)
On May 2, 2019, our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

(3)
During the three month period ended September 30, 2019, no shares of common stock were deemed to have been repurchased for common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by our Board of Directors as described in footnotes 1 and 2 to this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Index

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Executive Employment Agreement, dated August 21, 2019, by and between American Public Education, Inc. and Angela Selden
10.2+	Amended and Restated Employment Agreement, dated August 21, 2019, by and among American Public University System, Inc., American Public Education, Inc. and Wallace E. Boston, Jr.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+    Management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	November 12, 2019
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 12, 2019
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)