Form 10-K/A
period 2019-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2020-03-11
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of American Public Education, Inc. for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 10, 2020, or the Original Form 10-K, is being filed only for the purpose of (i) correcting hyperlinks in the Exhibit Index and (ii) filing Exhibit 4.2, which was inadvertently omitted from the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Annual Report:

(1)	The required financial statements are included in Item 8 of Part II of this Annual Report.

(2)	The required financial statement schedules are included in Item 8 of Part II of this Annual Report.

(3)	See the Index to Exhibits included in this Annual Report and incorporated herein by reference.

(b)	See the Index to Exhibits included in this Annual Report and incorporated herein by reference.

(c)	See Schedule II: Valuation and Qualifying Accounts included in this Annual Report and incorporated herein by reference.

Other schedules are omitted because they are not required.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fourth Amended and Restated Bylaws of the Company (7)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
4.2	Description of Securities (filed herewith)
10.1+	American Public Education, Inc. 2011 Omnibus Incentive Plan (5)
10.2+	American Public Education, Inc. 2017 Omnibus Incentive Plan (8)
10.3+	American Public Education, Inc. Executive Severance Plan (8)
10.4+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.5+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (4)
10.6+	APUS Non-Qualified Plan (6)
10.7+	Form of Indemnification Agreement with directors and executive officers (2)
10.8+	Executive Employment Agreement, dated August 21, 2019, by and between American Public Education, Inc. and Angela Selden (10)
10.9+	Amended and Restated Employment Agreement, dated August 21, 2019, by and among American Public University System, Inc., American Public Education, Inc. and Wallace E. Boston, Jr. (10)
10.10+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (3)
10.11+	Employment Agreement dated May 3, 2018, by and among American Public Education, Inc., American Public University System, Inc. and Patrik Dyberg (9)
21.1	List of Subsidiaries (11)
23.1	Consent of Deloitte & Touche LLP (11)
23.2	Consent of RSM US LLP (11)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
31.3	Form 10-K/A Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.4	Form 10-K/A Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

EX-101.INS	XBRL Instance Document (11)

EX-101.SCH	XBRL Taxonomy Extension Schema Document (11)

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (11)

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (11)

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document (11)

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (11)

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.
(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 10, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on December 15, 2016.
(8)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 15, 2017.
(9)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-33810), filed with the Commission on August 8, 2018.
(10)	Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K (File No. 001-33810), filed with the Commission on August 22, 2019.
(11)	Previously filed or furnished, as applicable, with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-33810), filed with the Commission on March 10, 2020.

AMERICAN PUBLIC EDUCATION, INC.

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2019:
American Public Education Segment	$2,669	2,004	(2,433)	2,240
Hondros College of Nursing Segment	3,979	2,174	(2,219)	3,934
Allowance for receivables	$6,648	4,178	(4,652)	6,174
Year ended December 31, 2018:
American Public Education Segment	$3,253	1,937	(2,521)	2,669
Hondros College of Nursing Segment	3,023	2,634	(1,678)	3,979
Allowance for receivables	$6,276	4,571	(4,199)	6,648
Year ended December 31, 2017:
American Public Education Segment	$4,712	2,631	(4,090)	3,253
Hondros College of Nursing Segment	3,365	2,040	(2,382)	3,023
Allowance for receivables	$8,077	4,671	(6,472)	6,276

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	March 11, 2020	By:	/s/ Richard W. Sunderland, Jr.
		Name:	Richard W. Sunderland, Jr.
		Title:	Executive Vice President and Chief Financial Officer