Form 10-Q
period 2020-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2020-05-11
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The total number of shares of common stock outstanding as of May 8, 2020 was 14,781,231.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31, 2020	As of December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$196,839	$202,740
Accounts receivable, net of allowance of $6,192 in 2020 and $6,174 in 2019	6,497	11,325
Prepaid expenses	9,489	7,087
Income tax receivable	2,680	1,757
Total current assets	215,505	222,909
Property and equipment, net	76,366	78,495
Operating lease assets, net	11,057	11,658
Investments	10,501	10,502
Goodwill	26,563	26,563
Other assets, net	5,267	4,770
Total assets	$345,259	$354,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,006	$3,546
Accrued compensation and benefits	11,016	13,753
Accrued liabilities	7,423	8,270
Deferred revenue and student deposits	19,974	17,426
Operating lease liabilities, current	2,332	2,283
Total current liabilities	45,751	45,278
Operating lease liabilities, long-term	8,890	9,495
Deferred income taxes	5,269	3,391
Total liabilities	59,910	58,164

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 14,781 issued and outstanding in 2020; 15,178 issued and outstanding in 2019	148	152
Additional paid-in capital	190,423	190,620
Retained earnings	94,778	105,961
Total stockholders’ equity	285,349	296,733
Total liabilities and stockholders’ equity	$345,259	$354,897

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenue	$74,616	$73,441
Costs and expenses:
Instructional costs and services	29,230	27,915
Selling and promotional	18,186	15,047
General and administrative	21,003	19,065
Loss on disposals of long-lived assets	166	126
Impairment of goodwill	—	5,855
Depreciation and amortization	3,338	4,051
Total costs and expenses	71,923	72,059
Income from operations before interest income and income taxes	2,693	1,382
Interest income, net	702	1,053
Income before income taxes	3,395	2,435
Income tax expense (benefit)	974	(63)
Equity investment loss	(1)	(1,487)
Net income	$2,420	$1,011

Net income per common share:
Basic	$0.16	$0.06
Diluted	$0.16	$0.06
Weighted average number of common shares:
Basic	15,024,080	16,533,205
Diluted	15,116,169	16,662,366

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2018	16,424,785	$164	$187,172	$133,930	$321,266
Issuance of common stock under employee benefit plans	244,589	3	(3)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(83,214)	(1)	(2,512)	—	(2,513)
Stock-based compensation	—	—	1,689	—	1,689
Net income	—	—	—	1,011	1,011
Balance as of March 31, 2019	16,586,160	$166	$186,346	$134,941	$321,453

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2019	15,177,864	$152	$190,620	$105,961	$296,733
Issuance of common stock under employee benefit plans	224,382	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(73,452)	(1)	(1,945)	—	(1,946)
Stock-based compensation	—	—	1,750	—	1,750
Repurchased and retired shares of common stock	(547,563)	(5)	—	(13,603)	(13,608)
Net income	—	—	—	2,420	2,420
Balance as of March 31, 2020	14,781,231	$148	$190,423	$94,778	$285,349

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Operating activities
Net income	$2,420	$1,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,338	4,051
Stock-based compensation	1,750	1,689
Equity investment loss	1	1,487
Deferred income taxes	1,878	712
Loss on disposals of long-lived assets	166	126
Impairment of goodwill	—	5,855
Other	6	37
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	4,828	(44)
Prepaid expenses	(2,639)	(923)
Income tax receivable/payable	(923)	(823)
Operating leases, net	45	365
Other assets	(497)	170
Accounts payable	1,460	(6,707)
Accrued compensation and benefits	(2,737)	(6,445)
Accrued liabilities	(122)	4,621
Deferred revenue and student deposits	2,548	2,713
Net cash provided by operating activities	11,522	7,895
Investing activities
Capital expenditures	(1,869)	(1,585)
Net cash used in investing activities	(1,869)	(1,585)
Financing activities
Cash paid for repurchase of common stock	(15,554)	(2,513)
Net cash used in financing activities	(15,554)	(2,513)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,901)	3,797
Cash, cash equivalents, and restricted cash at beginning of period	202,740	212,131
Cash, cash equivalents, and restricted cash at end of period	$196,839	$215,928

Supplemental disclosure of cash flow information
Income taxes paid	$21	$48

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 84,400 students through two subsidiary institutions:

•
American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC.

•
National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students at five campuses in Ohio, and, beginning in April 2020, to students enrolled at a campus in Indianapolis, Indiana, to serve the needs of the nursing and healthcare communities. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES. In March 2020, in response to the novel coronavirus COVID-19 global pandemic, HCN temporarily closed all its campuses and shifted to online delivery.

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

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, or the Annual Report.

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

Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the applicable institution’s program participation agreement with the U.S. Department of Education. Restricted cash on the Company’s Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 was $1.6 million and $1.3 million, respectively.

Investments

The Company periodically evaluates its equity method investment for indicators of other-than-temporary impairments. Factors the Company considers when evaluating for other-than-temporary impairments include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity earnings, and the equity investment balance is reduced to its fair value accordingly.
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
The Company evaluated its equity method and cost method investments for impairment as of March 31, 2020, including a review of any impacts related to the COVID-19 pandemic, and determined none of the investments were impaired.
Goodwill and indefinite-lived intangible assets

    During the three months ended March 31, 2020, the Company evaluated events and circumstances related to the valuation of goodwill through March 31, 2020 to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. This evaluation concluded there were no indicators of impairment during the period, and consequently, there was no impairment during the three months ended March 31, 2020.
During the three months ended March 31, 2019, the Company completed an interim goodwill impairment test as a result of circumstances that included HCN’s underperformance against 2019 internal targets and overall 2019 financial performance. The implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $28.0 million, or $5.9 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $5.9 million to reduce the carrying value of its goodwill in our HCN Segment.
For additional information on goodwill and intangible assets see the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Annual Report.

Stock-based compensation

Stock-based payments may include: incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing. Stock-based compensation cost is recognized as expense generally over a three-year vesting period using the straight-line method for employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using Black-Scholes option-pricing model that uses certain assumptions.

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

Stock-based compensation expense for the three month period ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Instructional costs and services	$478	$403
Selling and promotional	258	194
General and administrative	1,014	1,092
Stock-based compensation expense in operating income	$1,750	$1,689

Incentive-based compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2020 and 2019, the Company’s Compensation Committee has approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year ending December 31, 2020 are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant, and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s incentive-based compensation plans of approximately $1.3 million during the three month period ended March 31, 2020, respectively, compared to an aggregate expense of $0.6 million during the three month period ended March 31, 2019, respectively.

Income Taxes

The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments with certain amendments made to the standard in November 2018 through ASU No. 2018-9, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The new guidance revises the accounting requirements related to the measurement of credit losses and will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The adoption of this standard effective January 1, 2020 did not have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or software licenses. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this amendment. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard effective January 1, 2020 using the prospective approach. The adoption of this standard effective January 1, 2020 did not have a material impact on its Consolidated Financial Statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Annual Report on March 10, 2020 were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Revenue

Disaggregation of Revenue

In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended March 31, 2020
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$66,556	$6,101	$(17)	$72,640
Graduation fees	326	—	—	326
Textbook and other course materials	—	1,029	—	1,029
Other fees	212	409	—	621
Total Revenue	$67,094	$7,539	$(17)	$74,616

	Three Months Ended March 31, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$65,198	$6,775	$(27)	$71,946
Graduation fees	310	—	—	310
Textbook and other course materials	—	862	—	862
Other fees	213	110	—	323
Total Revenue	$65,721	$7,747	$(27)	$73,441

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of March 31, 2020 and December 31, 2019.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of HCN. Deferred revenue at March 31, 2020 was $20.0 million and includes $11.8 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.2 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2019 was $17.4 million and includes $9.6 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $7.8 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.

The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.

When the Company begins performing its obligations, a contract receivable is created, resulting in accounts receivable on the Company’s Consolidated Balance Sheets. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, a practical expedient, to evaluate if a contract exists and to assess collectability at the time of contract inception based on historical experience. Contracts are subsequently reviewed for collectability if significant events or circumstances indicate a change.

The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS does not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student leaves the payment plan program upon graduation or exit of the program. The interest income earned on open receivables during the three months ended March 31, 2020 and 2019 was approximately $4,000 and $5,000, respectively.

For the three months ended March 31, 2020, there were no material impacts to revenue, deferred revenue, or accounts receivable due to the COVID-19 pandemic.

Note 4. Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The APEI Segment leases corporate and administrative office space in Maryland and Virginia under operating leases that expire through June 2023. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and operates six campuses, located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo, Ohio, and, beginning in April 2020, Indianapolis, Indiana, under operating leases that expire through June 2029.

Operating lease assets are right of use, or ROU, assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments made and excludes lease incentives.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three month periods ended March 31, 2020 and 2019 was $0.7 million and $0.6 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2020 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Lease Payments
2020 (remaining)	$2,130
2021	2,903
2022	2,857
2023	1,909
2024	928
2025	498
2026 and beyond	1,742
Total future minimum lease payments	12,967
Less imputed interest	(1,745)
Present value of operating lease liabilities	$11,222

Balance Sheet Classification
Operating lease liabilities, current	$2,332
Operating lease liabilities, long-term	8,890
Total operating lease liabilities	$11,222

Other Information
Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	5.1%

Note 5. Net Income Per Common Share

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

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Basic weighted average shares outstanding	15,024	16,533
Effect of dilutive restricted stock	92	129
Diluted weighted average shares outstanding	15,116	16,662

Share awards are not included in the computation of diluted net income per share when their effect is anti-dilutive. There were 127,632 and 37,738 anti-dilutive restricted stock awards excluded from the calculation for the three month periods ended March 31, 2020 and 2019, respectively. There were 43,134 anti-dilutive stock options excluded from the calculation of diluted net income per share for the three month period ended March 31, 2020. There were no anti-dilutive stock options excluded from the calculation of diluted net income per common share for the three month period ended March 31, 2019.

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

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenue:
American Public Education Segment	$67,094	$65,721
Hondros College of Nursing Segment	7,539	7,747
Intersegment elimination	(17)	(27)
Total Revenue	$74,616	$73,441
Depreciation and amortization:
American Public Education Segment	$3,194	$3,782
Hondros College of Nursing Segment	144	269
Total Depreciation and amortization	$3,338	$4,051
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$3,577	$7,522
Hondros College of Nursing Segment	(885)	(6,146)
Intersegment elimination	1	6
Total income from operations before interest income and income taxes	$2,693	$1,382
Interest income, net:
American Public Education Segment	$690	$1,047
Hondros College of Nursing Segment	12	6
Total Interest income, net	$702	$1,053
Income tax expense (benefit):
American Public Education Segment	$1,215	$1,666
Hondros College of Nursing Segment	(241)	(1,729)
Total Income tax expense (benefit)	$974	$(63)
Capital expenditures:
American Public Education Segment	$1,745	$1,345
Hondros College of Nursing Segment	124	240
Total Capital expenditures	$1,869	$1,585

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Assets:
American Public Education Segment	$295,844	$305,896
Hondros College of Nursing Segment	49,415	49,001
Total Assets	$345,259	$354,897

Note 7. Commitments and Contingencies

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

Note 8. Concentration

APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; federal student aid from Title IV programs; and education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, education benefit programs; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, Title IV programs, VA education benefits, and other payment sources could have a significant impact on the Company’s operations. As of March 31, 2020, approximately 58% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
A summary of APEI Segment revenue derived from students by primary funding source for the three month period ended March 31, 2020 and 2019 is included in the table below (unaudited):

	Three Months Ended March 31,
	2020	2019
DoD tuition assistance programs	41%	39%
Title IV programs	23%	24%
VA education benefits	23%	23%
Cash and other sources	13%	14%
A summary of HCN Segment revenue derived from students by primary funding source for the three month period ended March 31, 2020 and 2019 is included in the table below (unaudited):

	Three Months Ended March 31,
	2020	2019
Title IV programs	81%	80%
Cash and other sources	17%	18%
VA education benefits	2%	2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, or Quarterly Report, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or “APEI,” and its subsidiary institutions collectively unless the context indicates otherwise. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,”

“potentially,” “will,” or “may,” or other words that convey uncertainty of future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•	changes to and expectations regarding our student enrollments, net course registrations, and the composition of our student body;

•	our ability to maintain, develop, and grow our technology infrastructure to support our student body;

•	our conversion of prospective students to enrolled students and our retention of active students;

•
our ability to update and expand the content of existing programs and develop new programs to meet emerging student needs and marketplace demands, and our ability to do so in a cost-effective manner or on a timely basis;

•	our plans for, marketing of, and initiatives at, our institutions;

•	our ability to leverage our investments in support of our initiatives, students, and institutions;

•	our maintenance and expansion of our relationships and partnerships and the development of new relationships and partnerships;

•	actions by the Department of Defense or branches of the United States Armed Forces;

•	federal appropriations and other budgetary matters, including government shutdowns;

•	our ability to comply with the extensive regulatory framework applicable to our industry, as well as state law and regulations and accrediting agency requirements;

•	our ability to undertake initiatives to improve the learning experience and attract students who are likely to persist;

•	the competitive environment in which we operate;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and influence our bad debt expense;

•	our ability to manage, grow, and diversify our business and execute our business initiatives and strategy;

•
our expectations regarding the effects of and our response to the COVID-19 pandemic, including our ability to successfully shift to online learning at HCN, impacts on business operations and our financial results, and our ability to take advantage of emergency relief and to comply with related regulations; and

•	our financial performance generally.

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Risks and uncertainties involved in forward-looking statements include, among others:

•	the effects, duration and severity of the ongoing COVID-19 pandemic and the actions we have taken or may take in response, particularly at HCN and as a result of working remotely;

•	our dependence on the effectiveness of our ability to attract students who persist in our institutions’ programs;

•	our inability to effectively market our programs;

•	adverse effects of changes our institutions make to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed;

•	our inability to maintain strong relationships with the military and maintain enrollments from military students;

•	our failure to comply with regulatory and accrediting agency requirements or to maintain institutional accreditation;

•	our loss of eligibility to participate in Title IV programs or ability to process Title IV financial aid;

•	our need to successfully adjust to future market demands by updating existing programs and developing new programs; and

•	our dependence on and need to continue to invest in our technology infrastructure.

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Quarterly Report, including in the “Risk Factors” section, in the “Risk Factors” section of our Annual Report, and in our various filings with the Securities and Exchange Commission, or the SEC. It is important that you read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If any of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You should also read the more detailed description of our business in our Annual Report when considering forward-looking statements. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements except as required by law.

Overview

Background

We are a provider of online and on-campus postsecondary education to approximately 84,400 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The pandemic did not materially impact our results of operations during the period ended March 31, 2020. However, the duration and intensity of the outbreak and therefore any future impact is uncertain. For example, in March 2020, in response to the pandemic, we implemented our business continuity plans and employees transitioned to a remote workforce. HCN temporarily closed all its campuses and shifted to online delivery. While not yet quantifiable, ongoing impacts may cause a disruption of educational services provided to our students, cause a disruption in revenue, lead to increased absenteeism in our workforce, increase costs for HCN to continue to deliver courses online, be considered a triggering event to evaluate the value of HCN goodwill, lead to an impairment of APEI investments, impact the recoverability of receivables, and lead to an increase in bad debt expense and cohort default rates, among other impacts. For more information on the potential risks related to COVID-19, please refer to the section entitled “Risk Factors” in this Quarterly Report.

Our wholly-owned operating subsidiary institutions include the following:

•
American Public University System, Inc., or APUS, which provides online postsecondary education to approximately 82,800 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 124 degree programs and 111 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include traditional academics, such as business administration, health science, technology, criminal justice, education and liberal arts, as well as public service-focused fields of study such as national security, military studies, intelligence, and homeland security. APUS has institutional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry governing organizations.

On April 7, 2020 APUS announced Momentum 2020, a $20.0 million scholarship initiative for undergraduate students of four-year, primarily campus-based institutions who may be experiencing disruptions at their home institutions due to the coronavirus pandemic. Momentum 2020 will enable students to continue their education by taking up to two undergraduate courses for transfer using a 50% tuition grant for each course started in May through August 2020. At this time, we cannot predict the impact this initiative will have on our revenue, operating margins, or income.

For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report and the section entitled “Risk Factors” in this Quarterly Report.

•
National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 1,600 students at five campuses in Ohio, and, beginning in April 2020, to students enrolled at a campus in Indianapolis, Indiana, to serve the needs of local nursing and healthcare communities that addresses the persistent supply-demand gap of nurses that is evident nation-wide. The Ohio campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. In March 2020, in response to the COVID-19 global pandemic, HCN temporarily closed all its campuses and shifted to online delivery.

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

In April 2020, HCN began classes for the first cohort of students enrolled in the PN Program at HCN’s new campus in Indianapolis, Indiana. Classes began online as a result of the COVID-19 pandemic. The campus has been authorized by the Indiana Board for Proprietary Education/Indiana Commission for Higher Education to offer instruction in Indiana. The Indiana State Board of Nursing has voted to grant initial accreditation and authorized the admission of the first cohort of students. HCN has also notified NLN CNEA of the opening of the Indianapolis campus. While NLN CNEA approval is not required to begin classes, NLN CNEA may accept the notification or take other actions, such as requesting follow-up information or imposing conditions. NLN CNEA’s March 2020 Board of Commissioners meeting was canceled due to the COVID-19 pandemic. HCN has not received any additional requests or follow up communication.

Beginning January 1, 2020, HCN began offering an institutional grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees and the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources. HCN awarded approximately $24,000 of institutional grants during the three month period ended March 31, 2020.

In February 2020, ABHES notified HCN that it had taken additional actions with respect to certain HCN programs at certain locations related to those programs’ performance in relation to ABHES student achievement indicators. Specifically, ABHES: (i) placed the PN programs at the Dayton and Toledo campuses on program specific warning status because the programs have failed to meet the 70% retention rate threshold since HCN’s 2017-2018 annual report and informed HCN that those programs must meet the retention rate threshold by May 1, 2020; (ii) removed the ADN programs at the Cleveland and Toledo campuses from outcomes reporting status after placement rates for those programs at those locations met the 70% compliance threshold; (iii) continued outcomes reporting status for the PN program at the Columbus campus because it has not met the retention rate compliance threshold and reconfirmed that it has until May 1, 2021 to do so; and (iv) directed HCN to provide evidence to ABHES that the ADN programs at each of the Columbus, Cleveland, Cincinnati, Dayton, and Toledo campuses and the PN programs at the Cleveland and Cincinnati campuses met the retention rate compliance threshold for the period from July 1, 2019 through March 31, 2020 and informed HCN that those programs must meet the compliance threshold by May 1, 2021. On April 22, 2020, HCN notified ABHES that, as of March 31, 2020, HCN met the 70% retention rate threshold at each campus location. There can be no assurance that HCN will be able to continue to demonstrate compliance by the relevant deadlines in all cases.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program approved by the OBN. The OBN requires that nursing education programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences. In March 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program had not met the pass rate standard for four consecutive years. The OBN will consider restoring a program to Full Approval status if the program meets the pass rate standard for at least two consecutive years. If a program on provisional approval fails to meet OBN requirements at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval. In March 2020, the OBN found that HCN’s ADN Program did not meet the OBN pass rate standard in 2019 for a seventh consecutive year. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment.
For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report and the section entitled “Risk Factors” in this Quarterly Report.

Regulatory and Legislative Activity

In October 2018, ED announced that a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, would prepare proposed regulations related to, among other things, courses offered through distance education. ED published a notice of proposed rulemaking on April 2, 2020 based on consensus language agreed to by the Accreditation and Innovation Committee and accepted public comments on the proposal until May 4, 2020. The proposed rulemaking on distance education provides institutions additional flexibility in offering distance education and competency-based education programs. For example, the proposed rulemaking clarifies and simplifies requirements related to direct assessment programs, including with respect to eligibility requirements and subscription-based programs. The proposed rulemaking also provides new definitions for “academic engagement,” “distance education,” and “regular and substantive interaction” in order to provide further clarity regarding the instructional requirements for distance education programs. ED announced that it plans to release a final rule before November 1, 2020, which would allow the rule to go into effect on July 1, 2021.

The COVID-19 pandemic has resulted in widespread disruptions in higher education, particularly with respect to institutions that engage in on-ground delivery of education, and a number of related regulatory developments. The pandemic has led to the temporary closure of HCN’s campuses and the shifting of courses online. HCN’s next comprehensive evaluation for renewal of accreditation by ABHES had been scheduled for April 2020, but has been postponed due to the pandemic and related disruptions. In addition, ED has issued numerous statements that provide guidance on how institutions are permitted to handle certain federal student financial aid requirements under certain circumstances related to responses to the COVID-19 pandemic.

In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in response to COVID-19 and its related effects. Due to the COVID-19 pandemic, many higher education institutions shifted to distance learning as campuses shut down as a result of the public health emergency. The CARES Act includes provisions designed to provide relief to higher education institutions in connection with the COVID-19 pandemic. The CARES Act created the Higher Education Emergency Relief Fund, or HEERF, that includes $12.6 billion for direct grants to higher education institutions. The CARES Act authorizes ED to allocate those grants based on a statutory formula that accounts for the relative share of full-time students who are Pell Grant recipients. Students who were enrolled exclusively in distance education courses prior to the COVID-19 emergency are excluded from this calculation. Wholly online institutions will receive no allocation of direct grants under the HEERF given the allocation formula’s exclusion of students enrolled exclusively in distance education courses prior to the onset of the COVID-19 emergency. On April 9, 2020, ED published a table indicating $3.1 million in allocations for HCN and no allocation for APUS. HCN has taken the required steps to receive its HEERF allocation. As part of the process, HCN signed a funding certification and agreement setting forth terms and conditions, including compliance with relevant CARES Act provisions and applicable law.

The CARES Act limits use of HEERF funds. Recipient institutions must use at least 50% of HEERF funds to provide emergency financial aid grants to students for expenses related to the disruption of campus operations due to COVID-19. Institutions may use remaining funds to cover any costs associated with significant changes to the delivery of instruction due to COVID-19, so long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship. ED has announced that it will first make available to institutions the portion of the allocation that must be used for emergency financial aid grants to students.

The CARES Act also includes waivers of certain Higher Education Act provisions related to the federal student financial aid programs in order to provide regulatory flexibility to institutions in connection with COVID-19-related disruptions. The CARES Act modifies processes related to the return of unearned Title IV funds in connection with student withdrawals during the COVID-19 pandemic, extends time limits for Pell Grants and Direct Loans as a result of withdrawals during this period, allows for flexibility in measuring the satisfactory academic progress of students, and permits institutions to continue making federal work study payments to students who can no longer meet work study obligations during the period. Additionally, the CARES Act suspends payments for Federal Family Education Loans and Direct Loans until September 30, 2020. During this period, these loans will not accrue interest and ED will suspend involuntary collection practices. However, borrowers may choose to make payments towards principal on these loans voluntarily.

On March 27, 2020, Ohio enacted a COVID-19 emergency relief law that allows individuals who have successfully completed a nursing education program approved by OBN to receive a temporary license to practice as an RN or LPN before taking the NCLEX. Graduates of OBN-approved nursing education programs, such as HCN’s programs, may apply for a temporary license that would be valid until the earlier of March 1, 2021 and 90 days after the period of emergency ends.

We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity, including as a result of COVID-19, may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report and the section entitled “Risk Factors” in this Quarterly Report.

Reportable Segments

Our operations are organized into two reportable segments:

•	American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments; and

•	Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three month period ended March 31, 2020, our consolidated revenue increased to $74.6 million from $73.4 million, or by 1.6%, compared to the comparable prior year period. Our operating margins increased to 3.6% from 1.8% for the three month period ended March 31, 2020, compared to the comparable prior year period. The three month period ended March 31, 2020 includes a $2.5 million increase in advertising costs as compared to the prior year period and $0.9 million in information technology costs related to replacements or upgrades to our information technology and learning management systems. The three month period ended March 31, 2019 includes a $5.9 million pretax, non-cash impairment of goodwill in our HCN Segment.

For the three month period ended March 31, 2020, APEI Segment revenue increased to $67.1 million from $65.7 million, or by 2.1%, compared to the comparable prior year period. APEI Segment operating margins decreased to 5.3% from 11.4% for the three month period ended March 31, 2020, compared to the comparable prior year period. For the three month period ended March 31, 2020, APEI Segment expenses include a $2.3 million increase in advertising costs as compared to the prior year period and $0.9 million in information technology costs related to replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship management systems. APUS signed a contract for a replacement customer relationship management system in the first quarter of 2020 and began its first cohort of students in a new learning management system in March 2020. Net course registrations at APUS for the three month period ended March 31, 2020 increased to approximately 84,800 from approximately 84,300, or approximately 0.6%, compared to the comparable prior year period, primarily due to an increase in military-related registrations from students utilizing DoD tuition assistance. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three month period ended March 31, 2020, HCN Segment revenue decreased to $7.5 million from $7.7 million, or by 2.7%, compared to the comparable prior year period. HCN Segment operating margins increased to negative 11.7% from negative 79.3% for the three month period ended March 31, 2020 compared to the comparable prior year period. The three month period ended March 31, 2019 includes a $5.9 million pretax, non-cash impairment of goodwill. Total enrollment at HCN for the three month period ended March 31, 2020 decreased to approximately 1,600 from approximately 1,700, or approximately 9.3%, as compared to the comparable prior year period. New student enrollment at HCN for the three month period ended March 31, 2020 increased to 444 from 339, or approximately 31.0%, as compared to the comparable prior year period. The increase in new student enrollment was primarily attributable to continued remediation of factors that we believe had been negatively impacting enrollment, new initiatives implemented in 2019 such as extending the hours of HCN’s customer service team, offering a direct entry ADN Program, and the impact of increased marketing expenditures. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

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

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

COVID-19 did not materially impact our results of operations during the period ended March 31, 2020. However, the duration and intensity of the outbreak and therefore any future impact is uncertain. For example, in March 2020, in response to the pandemic, HCN temporarily closed all its campuses and shifted to online delivery. While not yet quantifiable, ongoing impacts may cause a disruption of educational services provided to students, increase costs for HCN to continue to deliver courses online, and could be considered a triggering event to evaluate the value of HCN goodwill, impairment of investments, and recoverability of receivables. For more information on the potential risks related to COVID-19, please refer to the section entitled “Risk Factors” in this Quarterly Report. In addition, during the period ended March 31, 2020 and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to reduce interest income earned on our invested funds.

Enrollment challenges at HCN moderated for the period ended March 31, 2020 as compared to the comparable prior year period, as total enrollment decreased by a smaller amount than it did in the prior year period and new student enrollment increased 31.0%. We continue to review and refine our academic and admissions standards, including changes implemented during 2019, and to work to improve negative perceptions from current and prospective student cohorts, and to implement new initiatives to improve the current and prospective student experiences. Examples of these initiatives implemented in 2019 include extending the hours of the customer service team, launching a direct-entry ADN program, and implementing an institutional affordability grant for new students during the first quarter of 2020. We cannot predict whether our initiatives and efforts will be successful over the long term and cannot guarantee that we will be able to reverse the total enrollment and revenue declines in our HCN Segment or return to our prior level of total enrollments. The success of these efforts could also be adversely affected by future impacts of the COVID-19 pandemic. Although we cannot predict what adjustments may be necessary or costs may be incurred as a result of the decline in total enrollment at HCN, any such adjustments and costs may have an adverse impact on our results of operations or financial condition.

For more information on the initiatives discussed above, our operations, and related risk factors, please refer to the “Overview” section of this Management’s Discussion and Analysis and our Annual Report.

Our consolidated results for the three months ended March 31, 2020 and 2019 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)

Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	39.2	38.0
Selling and promotional	24.4	20.5
General and administrative	28.1	26.0
Loss on disposals of long-lived assets	0.2	0.2
Impairment of goodwill	—	8.0
Depreciation and amortization	4.5	5.5
Total costs and expenses	96.4	98.2

Income from operations before interest income and income taxes	3.6	1.8
Interest income, net	0.9	1.4

Income from operations before income taxes	4.5	3.2
Income tax expense (benefit)	1.3	(0.1)
Equity investment loss	—	(2.0)
Net income	3.2%	1.3%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue. Our consolidated revenue for the three months ended March 31, 2020 was $74.6 million, an increase of $1.2 million, or 1.6%, compared to $73.4 million for the three months ended March 31, 2019. The increase in revenue was due to a $1.4 million, or 2.1%, increase in revenue in our APEI Segment partially offset by a $0.2 million, or 2.7% decrease in revenue in our HCN Segment.

Costs and expenses. Costs and expenses for the three months ended March 31, 2020 were $71.9 million, a decrease of $0.1 million, or 0.2%, compared to $72.1 million for the three months ended March 31, 2019. The results for the three months ended March 31, 2019 include a $5.9 million pretax, non-cash impairment of goodwill in our HCN Segment. The decrease in costs and expenses for the three months ended March 31, 2020 as compared to the prior period was primarily due to no goodwill impairment in our HCN Segment in the current year period partially offset by increased advertising costs and information technology costs related to the replacements and upgrades to our information technology systems in our APEI segment, including replacements of our learning management and customer relationship management systems. Costs and expenses as a percentage of revenue decreased to 96.4% for the three months ended March 31, 2020, from 98.1% for the three months ended March 31, 2019. The decrease in costs and expenses as a percentage of revenue was primarily due to a decrease in costs and expenses during a period when consolidated revenue increased.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2020 were $29.2 million, an increase of $1.3 million, or 4.7%, from $27.9 million for the three months ended March 31, 2019. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs in our APEI Segment. Instructional costs and services expenses as a percentage of revenue increased to 39.2% for the three months ended March 31, 2020, from 38.0% for the three months ended March 31, 2019. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to instructional costs and service expenses increasing at a rate greater than the increase in our consolidated revenue.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2020 were $18.2 million, an increase of $3.2 million, or 20.9%, from $15.0 million for the three months ended March 31, 2019. The increase in selling and promotional expenses was primarily the result of an increase in employee compensation costs in our APEI Segment and advertising costs in our APEI and HCN Segments. Advertising costs increased $2.3 million in our APEI

Segment and $0.2 million in our HCN Segment as compared to the prior year period. Selling and promotional expenses as a percentage of revenue increased to 24.4% for the three months ended March 31, 2020, from 20.5% for the three months ended March 31, 2019. The increase in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses increasing at a rate greater than the increase in our consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2020 were $21.0 million, an increase of $1.9 million, or 10.2%, from $19.1 million for the three months ended March 31, 2019. The increase in general and administrative expenses for the three months ended March 31, 2020 as compared to the prior year period was primarily the result of an increase in employee compensation costs and professional fees in our APEI Segment. For the three months ended March 31, 2020, general and administrative expenses include approximately $0.9 million of information technology costs related to replacements and upgrades to our information technology systems in our APEI Segment, including replacements of our learning management and customer relationship management systems. Consolidated bad debt expense for the three months ended March 31, 2020 was $1.0 million, or 1.3% of revenue, compared to $1.0 million, or 1.4% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 28.1% for the three months ended March 31, 2020, from 26.0% for the three months ended March 31, 2019. The increase in general and administrative expenses as a percentage of revenue was primarily due to general and administrative expenses increasing at a rate greater than the increase in our consolidated revenue.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets for the three months ended March 31, 2020 increased to $0.2 million, compared to $0.1 million for the three months ended March 31, 2019.

Impairment of goodwill. The $5.9 million pretax non-cash impairment of goodwill for the three months ended March 31, 2019 resulted from the reduction of the carrying value of goodwill in our HCN Segment. There was no impairment of goodwill for the three months ended March 31, 2020.

Depreciation and amortization expenses. Depreciation and amortization expenses were $3.3 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 4.5% for the three months ended March 31, 2020, from 5.5% for the three months ended March 31, 2019. The decrease in depreciation and amortization expenses as a percentage of revenue was primarily due to a decrease in depreciation and amortization expenses during a period when consolidated revenue increased.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.8 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.

Interest income. Interest income was $0.7 million for the three months ended March 31, 2020, compared to interest income of $1.1 million for the three months ended March 31, 2019. The decrease was related to a decrease in interest rates and average invested balances in cash and cash equivalents.

Income tax expense (benefit). We recognized income tax expense for the three months ended March 31, 2020 of $1.0 million and a benefit of $0.1 million for the three months ended March 31, 2019, or effective tax rates of 28.7% and (6.6)%, respectively. The effective tax rate for the three months ended March 31, 2020 includes a higher amount of non-deductible expenses in our APEI Segment as compared to the prior period. There was no material impact to our effective tax rate for the three months ended March 31, 2020 as a result of the effects of the COVID-19 pandemic and related programs.

Equity investment loss. Equity investment loss was $1,000 for the three months ended March 31, 2020 compared to a loss of $1.5 million for the three months ended March 31, 2019.

Net income. Our net income was $2.4 million for the three months ended March 31, 2020, compared to net income of $1.0 million for the three months ended March 31, 2019, an increase of $1.4 million. This increase was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenue:
American Public Education Segment	$67,094	$65,721
Hondros College of Nursing Segment	7,539	7,747
Intersegment elimination	(17)	(27)
Total Revenue	$74,616	$73,441
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$3,577	$7,522
Hondros College of Nursing Segment	(885)	(6,146)
Intersegment elimination	1	6
Total income from operations before interest income and income taxes	$2,693	$1,382

APEI Segment

For the three months ended March 31, 2020, the $1.4 million, or 2.1%, increase to approximately $67.1 million in revenue in our APEI Segment was attributable to higher net course registrations primarily as a result of additional military registrations from students utilizing DoD tuition assistance, and the impact of the January 1, 2020 tuition increase. Net course registrations at APUS increased 0.6% to approximately 84,800 from approximately 84,300 during the three months ended March 31, 2020 compared to the same period in 2019. Income from operations before interest income and income taxes was $3.6 million during the three months ended March 31, 2020, a decrease of 52.4% compared to the same period in 2019, as a result of increases in costs and expenses including higher compensation costs, advertising costs, and increased information technology costs related to replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship management systems.

HCN Segment

For the three months ended March 31, 2020, the $0.2 million, or 2.7%, decrease to approximately $7.5 million in revenue in our HCN Segment was attributable to a decrease in total student enrollment. HCN total student enrollment decreased 9.3% to approximately 1,600 from approximately 1,700 students during the three months ended March 31, 2020 compared to the same period in 2019. New student enrollment at HCN for the three month period ended March 31, 2020 increased to 444 from 339, or approximately 31.0%, as compared to the comparable prior year period. We believe that the decrease in HCN’s total student enrollment for the three months ended March 31, 2020 was primarily attributable to the impact of changes in academic standards and admissions policies instituted in 2018 and 2019. The increase to new student enrollment was primarily attributable to continued remediation of factors that we believe had been negatively impacting enrollment, new initiatives implemented in 2019 such as extending the hours of HCN’s customer service team and offering a direct entry ADN Program, and the impact of increased marketing expenditures. The loss from operations before interest income and income taxes in our HCN Segment was $0.9 million during the three months ended March 31, 2020, compared to a loss of $6.1 million in the same period in 2019, primarily as a result of the pretax non-cash goodwill impairment of $5.9 million during the three months ended March 31, 2019.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the three months ended March 31, 2020 and 2019 with cash provided by operating activities. Cash and cash equivalents were $196.8 million and $202.7 million at March 31, 2020 and December 31, 2019, respectively, representing a decrease of $5.9 million, or 2.9%. Cash and cash equivalents at March 31, 2020 decreased by $19.1 million from $215.9 million, or 8.8%, as compared to March 31, 2019.

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

We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We expect operating expenditures to increase in future periods as we accelerate the investment in and modernization of our information technology systems and increase marketing and other expenditures. In 2019 we incurred approximately $2.1 million to evaluate and invest in replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship systems, and to inform the scope and duration of the larger overall information technology transformation program. We anticipate spending between approximately $6.0 million and $8.0 million in 2020, focusing on specific information technology projects, including replacements of our learning management and customer relationship management systems. APUS signed a contract for a replacement customer relationship management system in the first quarter of 2020 and began its first cohort of students in a new learning management system in March 2020. We will continue to evaluate our PAD system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well. Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We also expect that we will continue to make expenditures to invest in strategic opportunities and to enhance our business capabilities. We will continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. We may need additional capital in connection with any change in our current level of operations, including if we were to pursue significant business acquisitions or investment opportunities, or determine to make other significant investments in our business.

We currently believe that the Company has and will continue to have adequate liquidity for its operating needs notwithstanding the risks associated with COVID-19. However, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

Share Repurchase Program

On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of our common stock, and on December 5, 2019, the Board approved an additional authorization of up to $25.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

During the three months ended March 31, 2020, we repurchased 547,563 shares of common stock for approximately $13.6 million. At March 31, 2020, there remains $8.4 million available under our share repurchase authorization.

For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report.

Operating Activities

Net cash provided by operating activities was $11.5 million and $7.9 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash from operating activities is primarily due to changes in working capital due to the timing of receipts and payments. Accounts receivable at March 31, 2020, was approximately $4.8 million lower than December 31, 2019 primarily due to faster payment processing by DoD tuition assistance programs. Accounts payable, accrued compensation and benefits, and accrued liabilities at March 31, 2020 were approximately $1.4 million lower than December 31, 2019 primarily due to the timing of expenditures and the processing of payments.

Investing Activities

Net cash used in investing activities was $1.9 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. This increase was primarily related to an increase in technology-related capital expenditures.

Financing Activities

Net cash used in financing activities was $15.6 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash used in financing activities for the three months ended March 31, 2020 was related to $13.6 million used to repurchase our common stock in accordance with our share repurchase program, and increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

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

In February 2020, APUS entered into a 48 month agreement with a customer relationship management platform provider. The total value of the contract over that 48 month period is approximately $3.5 million. Other than this agreement, there were no material changes to our contractual commitments outside of the ordinary course of our business during the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2020. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. For example, during the period ended March 31, 2020 and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to reduce interest income earned on our invested funds. However, these decreases did not have a material impact on our earnings, and at March 31, 2020, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Notwithstanding the impacts of COVID-19, there has been no material change to our market risk or interest rate risk during the three months ended March 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2020. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning in March 2020, in response to the COVID-19 pandemic, we implemented our business continuity plan and transitioned to a remote workforce, and HCN closed all of its campuses and shifted temporarily to online delivery of its courses. Although the impacts of the COVID-19 pandemic have not resulted in any changes in our internal control that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, we are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

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

The COVID-19 pandemic has caused us to have to adjust our operations, which could adversely affect the student experience, particularly at HCN, and could have additional adverse affects on our business, financial condition, or results of operations.

The ongoing COVID-19 pandemic has required us to temporarily shift from campus-based to online learning at HCN, have nearly all of our employees work remotely, and implement business continuity processes. Ongoing impacts could also cause a disruption of educational services provided to students and increase costs for HCN to continue to deliver courses online.
As a result of the COVID-19 pandemic, HCN has temporarily closed its campuses and shifted to online learning. We have limited experience delivering HCN’s curriculum online, HCN’s students may not experience the same level of success in coursework or with NCLEX scores as they would in a traditional campus environment. We may not be able to successfully create online or other distance education versions of each required element of the learning experience. In addition, one laboratory course in each of HCN’s PN and ADN Programs requires in-person observation. While we have a plan in place to conduct the required in-person elements of these courses as needed via socially distanced small group laboratory exercises conducted in accordance with applicable restrictions, we have no experience delivering these courses in that fashion and cannot be certain of our success. If the ongoing measures to combat the COVID-19 pandemic continue and we are not able to create online versions, or otherwise arrange for delivery, of all of the required elements of HCN’s academic programs, HCN’s students may not be able to complete their studies with HCN, impacting their ability to graduate and obtain licensure, employment or their other desired outcomes. This would likely have a material adverse effect on our business, financial condition or results of operations.

While we have not experienced significant changes in interactions with students other than by temporarily shifting to online learning at HCN, we may experience such impacts in the future if the COVID-19 pandemic and its effects are prolonged or increase in scope. For example, our faculty, substantially all of whom work remotely in ordinary circumstances, and our student support services teams, many of whom routinely work in our offices, may experience increasing difficulty in continuing to provide quality instruction and support to our students if current social distancing and “stay-at-home” orders remain in place in the communities in which they live, causing disruption in their lives that could impact their ability to provide a quality product, lead to increase absenteeism, or impact their ability to continue working. Almost all of the remainder of our workforce is working remotely, and we have implemented business continuity processes, which has led to decreased operational efficiency and other challenges inherent in doing things in a manner different than our ordinary course operations. If faculty, student support services staff, administrators, or other skilled personnel cease working or are unable to work as efficiently or effectively due to the effects of the COVID-19 pandemic, we could lose capacity and expertise critical to our operations and the delivery of instruction and services to students. Over time, any reduction in operating efficiencies or other business challenges could compound or worsen, adversely impacting our operations and our ability to provide services to our students. For example, the economic downturn, restrictions on business activities, and other effects of the COVID-19 pandemic could result in the inability of our third-party vendors to serve us, which could disrupt integral business processes. Remote working and the implementation of business continuity processes also generally create operational challenges around information technology matters, including, for example, an enhanced risk of cyber events and more difficulty in responding to them. It is not practical to estimate or identify all of the potential risks that could arise from having substantially all of our workforce working remotely or other impacts of the COVID-19 pandemic and there may be risks that are not reasonably foreseeable. There could be significant adverse effects on our business, financial condition, and results of operations that we have not identified or that we do not currently expect will be material.

The ongoing COVID-19 pandemic and resulting changes to our teaching methodology at HCN could have an adverse impact on the ability of HCN’s graduates to obtain professional licensure, employment, or other outcomes, which could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. The OBN requires that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant NCLEX that is at least 95% of the national average for first-time candidates in a calendar year. As discussed more fully in “Regulatory Environment - State Authorization/Licensure of Our Institutions” in Part I, Item 1 of our Annual Report, failure to satisfy that requirement can result in the OBN taking certain adverse actions, including placement of a program on provisional status or withdrawal of approval pursuant to an adjudication proceeding. In March 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. In March 2020, the OBN found that HCN’s ADN Program did not meet the OBN pass rate standard in 2019 for a seventh consecutive year. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment. In addition, we cannot be certain that factors beyond our control, such as the ongoing COVID-19 pandemic, which has led to the temporary closure of HCN’s campuses and the shifting of some of HCN’s courses online, will not have a negative impact on the student experience, student outcomes and NCLEX scores. If HCN is unable to improve NCLEX scores over time, this situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

On March 27, 2020, Ohio enacted a COVID-19 emergency relief law that allows individuals who have successfully completed a nursing education program approved by OBN to receive a temporary license to practice as an RN or LPN before taking the NCLEX. Graduates of OBN-approved nursing education programs, such as HCN’s programs, may apply for a temporary license that would be valid until of the earlier of March 1, 2021 and 90 days after the period of emergency ends. However, the length of the emergency period remains unclear, and we cannot predict the effect Ohio’s emergency relief law will have on our NCLEX scores, if any.

If HCN’s graduates fail to obtain professional licensure or employment or experience other negative outcomes in their chosen fields of study, including as a result of the COVID-19 pandemic and the resulting changes to our academic program, we and our institutions could be exposed to litigation, including class-action litigation, claiming that we are at fault for such failure, which would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Adverse impacts on HCN resulting from the COVID-19 pandemic could also lead to an impairment of goodwill.

Our success and financial performance depends on the effectiveness of our ability to attract students who persist in our institutions’ programs.

A variety of factors impact our ability to attract new, qualified students in a cost-effective manner, and these students must remain active in our institutions’ programs. We announced that in 2020, we intend to launch a new marketing campaign focusing on affordability and return on investment for learners. Our marketing efforts, including our new campaign, may be less successful than we anticipate in attracting qualified students. It may also be difficult to assess the value of our efforts if we are unable to ascertain whether and to what extent these efforts will impacted by extrinsic events, including the ongoing COVID-19 pandemic and the related economic downturn. More generally, we are unable to estimate the level of disruption that the ongoing COVID-19 pandemic and the related economic downturn will have on our business, including our ability to attract new, qualified students and the ability of our existing students to continue to persist in our programs. For example, the pandemic could have an adverse effect on student enrollment if current or prospective students are unable to pay for tuition or related costs of postsecondary education, or otherwise decide not to pursue postsecondary education in light of the COVID-19 pandemic and related economic, health, family, or other hardships they are facing.

If we are unable to successfully pursue HCN’s program initiatives and expansions, including opening new HCN campuses, our future growth may be impaired.

We experienced decreases in enrollment at HCN in 2019, which resulted in a significant decline in revenue in our HCN Segment. The success of HCN will depend on our ability to maintain and increase student enrollments in HCN’s programs and grow HCN’s on-campus offerings. As part of our strategy, we intend to open new campuses for HCN, such as the new campus in suburban Toledo, Ohio that began operations in early 2017, and our new campus in Indianapolis, Indiana. Such actions require us to obtain appropriate federal, state, and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. Adding new locations may also require significant financial investments, human resource capabilities, and new clinical placement relationships. In addition, regulatory authorities may place limitations or restrictions on new programs or campuses, including by only provisionally accrediting programs or limiting the number of initial enrollees. For example, in November 2019, the Indiana State Board of Nursing voted to grant initial accreditation for a PN Program at HCN’s Indianapolis campus, but growth beyond an initial cohort of up to 30 students for the first year is subject to HCN’s ability to petition to increase the number of admissions after a site visit that will occur upon graduation of the first cohort. The Indiana State Board of Nursing will not grant the Indianapolis campus full accreditation status until the first cohort graduates, and may not grant full accreditation at that time if the program has a pass rate lower than one standard deviation below the average national pass rate. The increase of student enrollments and growth of HCN’s on-campus offerings, including through opening of new campuses and full accreditation of those campuses, may be adversely affected by events beyond our control.
If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals, open, accredit and attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be adversely affected. In addition, the inability to expand efficiently or successfully existing programs, pursue new program initiatives, and add new campuses would harm our ability to grow our business and could have an adverse impact on our financial condition.

Economic and market conditions could affect our enrollments, success with placement and persistence and cohort default rates in the U.S. or abroad.

Our business has been in the past and may in the future be adversely affected by a general economic slowdown or recession in the U.S. or abroad, such as the economic downturn associated with the COVID-19 pandemic. Adverse economic developments could result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, could result in declines in our success with placements and persistence. In addition, adverse economic developments could adversely affect the ability or willingness of our former students to repay student loans, which could increase our institutions’ student loan cohort default rates, require increased time, attention, and resources to manage these defaults, adversely affect the recoverability of receivables, and increase our bad debt expense, among other impacts. Higher default rates may also adversely impact our eligibility to participate in some Title IV programs, which could adversely impact our operations and financial condition. The CARES Act provides temporary relief for federal student loan borrowers by suspending payments on federal student loans until September 30, 2020. During this period, interest will not accrue and involuntary collection procedures will be suspended. However, this relief is not permanent and we cannot predict whether additional relief will be granted or what the impact of the end of this temporary relief will be.
Our institutions’ students are able to borrow Title IV loans in excess of their tuition and fees. The excess is received by such students as a credit balance payment. Normally, if a student withdraws, our institutions must return any unearned Title IV funds, which may include a portion of the credit balance payment, and must seek to collect from the student any resulting amounts owed to the institution. The CARES Act provides that institutions are not required to return Title IV funds to ED in connection with a student who withdraws from the institution during the payment period or period of enrollment as a result of a government-declared COVID-19-related emergency. However, a protracted economic slowdown could negatively impact such students’ ability to satisfy debts to the institution, including debts that result from returns of unearned Title IV amounts. As a result, the amount of Title IV funds we would have to return without repayment from our institutions’ students could increase, and our financial results could suffer.

The CARES Act and COVID-19-related regulatory guidance may contain provisions that could benefit some institutions more than others, their provisions may be ambiguous or subject to change, we may have difficulty adjusting our systems to comply, and failure to comply could subject us to penalties.

As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Regulatory and Legislative Activity,” in March 2020, Congress passed the CARES Act in response to COVID-19 and its related effects. Wholly online institutions are effectively ineligible for any of the $12.6 billion in direct grants from ED available to higher education institutions under the higher education emergency relief fund established by the CARES Act. On April 9, 2020, ED published a table indicating $3.1 million in allocations for HCN and no allocation for APUS. HCN has taken the required steps to receive its HEERF allocation. As part of the process, HCN signed a funding certification and agreement setting forth terms and conditions, including compliance with relevant CARES Act provisions and applicable law.

The CARES Act limits use of the funds. Recipient institutions must use at least 50% of HEERF funds to provide emergency financial aid grants to students for expenses related to the disruption of campus operations due to COVID-19. Institutions may use remaining funds to cover any costs associated with significant changes to the delivery of instruction due to COVID-19, so long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.

Our institutions’ failure to comply with applicable CARES Act provisions, including provisions related to funding and waivers of Title IV requirements, or with ED guidance related to the COVID-19 pandemic, both of which contain ambiguities, could result in administrative sanctions including fines, restrictions on our ability to participate in Title IV programs, debarment and suspension, and liabilities under applicable law, such as the False Claims Act. The CARES Act and related ED guidance waive certain federal student financial aid requirements in connection with COVID-19 developments and, to the extent such waivers apply to our institutions, we may have difficulty adjusting our systems to comply with those waivers and our institutions’ failure to comply with those waivers. In addition, ED guidance related to the COVID-19 pandemic may change as the pandemic continues. We cannot predict what additional regulatory actions may be taken or legislation put in place in connection with the COVID-19 pandemic or what impact such regulations or legislation may have on us or our institutions, if any.

Our institutions’ failure to comply with ED’s regulations related to distance education could result in actions that would have a material adverse effect on our enrollments, revenue, and results of operations.

In October 2018, ED announced the Accreditation and Innovation Committee would prepare proposed regulations related to, among other things, courses offered through distance education. ED published a notice of proposed rulemaking in April 2020 based on consensus language agreed to by the Accreditation and Innovation Committee. The proposed rulemaking on distance education provides institutions additional flexibility in offering distance education and competency-based education programs. New proposed definitions related to “academic engagement,” “distance education,” and “regular and substantive interaction” provide further clarity regarding the instructional requirements that distance education programs must abide by in order to remain eligible for Title IV disbursements. Failure to comply with these standards could lead to adverse actions by ED. However, we cannot predict what regulations will be ultimately adopted following the notice-and-comment process. Any final rules would be effective July 1, 2021 at the earliest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended March 31, 2020, we repurchased 547,563 shares of our common stock excluding shares that were deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2020	—	$—	—	—	$22,004,700
January 1, 2020 - January 31, 2020	198,300	27.10	198,300	—	16,630,770
February 1, 2020 - February 29, 2020	179,263	24.51	179,263	284,723	12,237,034
March 1, 2020 - March 31, 2020	170,000	22.59	170,000	284,725	8,396,734
Total	547,563	$24.85	547,563	284,725	$8,396,734

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

(3)
During the three month period ended March 31, 2020, we were deemed to have repurchased 73,452 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by our Board of Directors as described in footnotes 1 and 2 of this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	May 11, 2020
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 11, 2020
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)