Form 10-Q
period 2020-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2020-08-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The total number of shares of common stock outstanding as of August 7, 2020 was 14,797,011.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of June 30, 2020	As of December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$216,038	$202,740
Accounts receivable, net of allowance of $5,758 in 2020 and $6,174 in 2019	6,922	11,325
Prepaid expenses	9,426	7,087
Income tax receivable	2,601	1,757
Total current assets	234,987	222,909
Property and equipment, net	74,079	78,495
Operating lease assets, net	10,483	11,658
Investments	10,502	10,502
Goodwill	26,563	26,563
Other assets, net	5,087	4,770
Total assets	$361,701	$354,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,034	$3,546
Accrued compensation and benefits	17,105	13,753
Accrued liabilities	8,551	8,270
Deferred revenue and student deposits	20,783	17,426
Operating lease liabilities, current	2,379	2,283
Total current liabilities	53,852	45,278
Operating lease liabilities, long-term	8,277	9,495
Deferred income taxes	5,961	3,391
Total liabilities	68,090	58,164

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 14,797 issued and outstanding in 2020; 15,178 issued and outstanding in 2019	148	152
Additional paid-in capital	191,996	190,620
Retained earnings	101,467	105,961
Total stockholders’ equity	293,611	296,733
Total liabilities and stockholders’ equity	$361,701	$354,897

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue	$82,127	$70,560	$156,743	$144,001
Costs and expenses:
Instructional costs and services	30,744	28,725	59,974	56,640
Selling and promotional	17,056	14,087	35,242	29,134
General and administrative	21,737	18,123	42,740	37,188
Loss on disposals of long-lived assets	158	4	324	130
Impairment of goodwill	—	—	—	5,855
Depreciation and amortization	3,391	3,943	6,729	7,994
Total costs and expenses	73,086	64,882	145,009	136,941
Income from operations before interest income and income taxes	9,041	5,678	11,734	7,060
Interest income, net	179	1,135	881	2,188
Income before income taxes	9,220	6,813	12,615	9,248
Income tax expense	2,532	1,898	3,506	1,835
Equity investment income (loss)	1	6	—	(1,481)
Net income	$6,689	$4,921	$9,109	$5,932

Net income per common share:
Basic	$0.45	$0.30	$0.61	$0.36
Diluted	$0.45	$0.30	$0.61	$0.36
Weighted average number of common shares:
Basic	14,789	16,512	14,907	16,522
Diluted	14,948,000	16,653	15,026	16,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2018	16,425	$164	$187,172	$133,930	$321,266
Issuance of common stock under employee benefit plans	251	3	(3)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(83)	(1)	(2,509)	—	(2,510)
Stock-based compensation	—	—	3,319	—	3,319
Repurchased and retired shares of common stock	(327)	(3)	—	(9,548)	(9,551)
Net income	—	—	—	5,932	5,932
Balance as of June 30, 2019	16,266	$163	$187,979	$130,314	$318,456

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2019	15,178	$152	$190,620	$105,961	$296,733
Issuance of common stock under employee benefit plans	240	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(73)	(1)	(1,945)	—	(1,946)
Stock-based compensation	—	—	3,323	—	3,323
Repurchased and retired shares of common stock	(548)	(5)	—	(13,603)	(13,608)
Net income	—	—	—	9,109	9,109
Balance as of June 30, 2020	14,797	$148	$191,996	$101,467	$293,611

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Operating activities
Net income	$9,109	$5,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,729	7,994
Stock-based compensation	3,323	3,319
Equity investment loss	—	1,481
Deferred income taxes	2,570	891
Loss on disposals of long-lived assets	324	130
Impairment of goodwill	—	5,855
Other	10	62
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	4,403	7,646
Prepaid expenses	(2,727)	(2,407)
Income tax receivable/payable	(844)	(3,864)
Operating leases, net	53	364
Other assets	(317)	292
Accounts payable	1,202	(4,187)
Accrued compensation and benefits	3,352	(3,612)
Accrued liabilities	1,201	3,080
Deferred revenue and student deposits	3,357	744
Net cash provided by operating activities	31,745	23,720
Investing activities
Capital expenditures	(2,893)	(2,957)
Net cash used in investing activities	(2,893)	(2,957)
Financing activities
Cash paid for repurchase of common stock	(15,554)	(12,061)
Net cash used in financing activities	(15,554)	(12,061)
Net increase in cash, cash equivalents, and restricted cash	13,298	8,702
Cash, cash equivalents, and restricted cash at beginning of period	202,740	212,131
Cash, cash equivalents, and restricted cash at end of period	$216,038	$220,833

Supplemental disclosure of cash flow information
Income taxes paid	$1,780	$4,809

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 85,400 students through two subsidiary institutions:

•American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students enrolled at five campuses in Ohio, and, beginning in April 2020, to students enrolled at a campus in Indianapolis, Indiana, to serve the needs of the nursing and healthcare communities. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES. In March 2020, in response to the novel coronavirus COVID-19 global pandemic, HCN, leveraging the expertise of APUS, shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN has since fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. There can be no assurance that HCN will not need to again further limit campus interactions or close its campuses in response to the COVID-19 pandemic or as a result of location regulations.

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

        The Company’s operations are organized into two reportable segments:

•American Public Education Segment, or APEI Segment. This segment reflects the operational activities at APUS, other corporate activities, and minority investments.

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

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

Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. The Company is required to maintain and restrict these funds pursuant to the terms of the applicable institution’s program participation agreement with the U.S. Department of Education. Restricted cash on the Company’s Consolidated Balance Sheets was approximately $1.3 million at both June 30, 2020 and December 31, 2019.

Investments

The Company periodically evaluates its equity method investment for indicators of an other-than-temporary impairment. Factors the Company considers when evaluating for an other-than-temporary impairment include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity investment income (loss), and the equity investment balance is reduced to fair value.
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
The Company evaluated its equity method and cost method investments for impairment as of June 30, 2020, including a review of any impacts related to the COVID-19 pandemic, and determined none of the investments were impaired.
Goodwill and Indefinite-lived Intangible Assets

 The Company evaluated events and circumstances related to the valuation of goodwill through June 30, 2020 to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. This evaluation concluded there were no indicators of impairment during the period, and consequently, there was no impairment during the three and six months ended June 30, 2020.
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

Stock-based Compensation

Stock-based payments may include incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing. Stock-based compensation cost is recognized as expense generally over a three-year vesting period using the straight-line method for employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model.

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

On May 15, 2020, the Company’s stockholders approved an amendment to the American Public Education, Inc. 2017 Omnibus Plan, or the 2017 Plan, to increase the number of shares available for issuance thereunder by 1,425,000 and to extend the term of the 2017 Plan to May 15, 2030, as well as to clarify limitations on repricing.

Stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Instructional costs and services	$402	$406	$880	$809
Selling and promotional	218	199	476	393
General and administrative	953	1,025	1,967	2,117
Stock-based compensation expense in operating income	$1,573	$1,630	$3,323	$3,319

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2020 and 2019, the Management Development and Compensation Committee of the Company’s Board of Directors approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant, and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s incentive-based compensation plans of approximately $1.8 million and $3.1 million during the three and six month periods ended June 30, 2020, respectively, compared to an aggregate expense of $0.7 million and $1.4 million during the three and six month periods ended June 30, 2019, respectively.

Other Employee Benefits

On May 15, 2020, the Company’s stockholders approved an amendment to the American Public Education, Inc. Employee Stock Purchase Plan, or ESPP, to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares and extend the term of the ESPP to May 15, 2030. As of June 30, 2020, 106,088 shares remained available for purchase under the ESPP, including the 100,000 additional shares reserved under the plan following the stockholder approval.

Income Taxes

The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses, which is included in Accounting Standards Codification, or ASC, Topic 326, Measurement of Credit Losses on Financial Instruments with certain amendments made to the standard in November 2018 through ASU No. 2018-9, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The new guidance revises the accounting requirements related to the measurement of credit losses and will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The adoption of this standard effective January 1, 2020 did not have a material impact on its Consolidated Financial Statements.

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

Note 3. Revenue

Disaggregation of Revenue

        In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended June 30, 2020
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$73,082	$7,268	$(22)	$80,328
Graduation fees	275	—	—	275
Textbook and other course materials	—	1,194	—	1,194
Other fees	190	140	—	330
Total Revenue	$73,547	$8,602	$(22)	$82,127

	Three Months Ended June 30, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$62,973	$6,238	$(29)	$69,182
Graduation fees	274	—	—	274
Textbook and other course materials	—	799	—	799
Other fees	201	104	—	305
Total Revenue	$63,448	$7,141	$(29)	$70,560

	Six Months Ended June 30, 2020
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$139,638	$13,659	$(39)	$153,258
Graduation fees	601	—	—	601
Textbook and other course materials	—	2,223	—	2,223
Other fees	402	259	—	661
Total Revenue	$140,641	$16,141	$(39)	$156,743

	Six Months Ended June 30, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$128,171	$13,013	$(56)	$141,128
Graduation fees	584	—	—	584
Textbook and other course materials	—	1,661	—	1,661
Other fees	414	214	—	628
Total Revenue	$129,169	$14,888	$(56)	$144,001

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of June 30, 2020 and December 31, 2019.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of HCN. Deferred revenue at June 30, 2020 was $20.8 million and includes $12.0 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.8 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2019 was $17.4 million and includes $9.6 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $7.8 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.
When the Company begins performing its obligations, a contract receivable is created, resulting in accounts receivable on the Company’s Consolidated Balance Sheets. The Company accounts for receivables in accordance with FASB ASC 310, Receivables. The Company uses the portfolio approach, a practical expedient, to evaluate if a contract exists and to assess collectability at the time of contract inception based on historical experience. Contracts are subsequently reviewed for collectability if significant events or circumstances indicate a change.
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS does not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student leaves upon graduation or exit of the program. Interest income earned on open receivables during the three and six months ended June 30, 2020 was approximately $4,300 and $8,600, compared to interest income of approximately $3,000 and $8,000 earned during the three and six months ended June 30, 2019.
For the three and six months ended June 30, 2020, there were no material impacts to revenue, deferred revenue, or accounts receivable due to the COVID-19 pandemic.

Note 4. Leases

        The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The APEI Segment leases corporate and administrative office space in Maryland and Virginia under operating leases that expire through June 2023. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases six campuses, located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo, Ohio, and, beginning in April 2020, Indianapolis, Indiana, under operating leases that expire through June 2029.

Operating lease assets are right of use, or ROU, assets, which represent the right to use the underlying assets for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term, on the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU assets include all remaining lease payments and exclude lease incentives.

        Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six month periods ended June 30, 2020 was $0.7 million and $1.5 million, respectively, compared to $0.6 million and $1.2 million for the three and six month periods ended June 30, 2019, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and six month periods ended June 30, 2020 was $0.7 million and $1.4 million, respectively and is included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities during the three and six month periods ended June 30, 2019 was $0.6 million and $1.2 million, respectively, and is included in operating cash flows.

        The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2020 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Lease Payments
2020 (remaining)	$1,423
2021	2,903
2022	2,857
2023	1,909
2024	928
2025	498
2026 and beyond	1,742
Total future minimum lease payments	12,260
Less imputed interest	(1,604)
Present value of operating lease liabilities	$10,656

Balance Sheet Classification
Operating lease liabilities, current	$2,379
Operating lease liabilities, long-term	8,277
Total operating lease liabilities	$10,656

Other Information
Weighted average remaining lease term (in years)	5.2
Weighted average discount rate	5.2%

Note 5. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of restricted stock awards. The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted net income per common share (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Basic weighted average shares outstanding	14,789	16,512	14,907	16,522
Effect of dilutive restricted stock	159	141	119	149
Diluted weighted average shares outstanding	14,948	16,653	15,026	16,671

During the three and six month periods ended June 30, 2020, the Company had 33,329 and 145,427 shares of restricted stock, respectively, excluded from the diluted earnings per share calculation because the effect would have been antidilutive. During the three and six month periods ended June 30, 2019, the Company had 12,774 and 37,738 shares of restricted stock, respectively, that were excluded from the calculation as antidilutive. For both the three and six month periods ended June 30, 2020 there were 51,134 stock options excluded from the calculation as antidilutive. For the three and six month periods ended June 30, 2019 there were no stock options outstanding.

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

        A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$73,547	$63,448	$140,641	$129,169
Hondros College of Nursing Segment	8,602	7,141	16,141	14,888
Intersegment elimination	(22)	(29)	(39)	(56)
Total Revenue	$82,127	$70,560	156,743	$144,001
Depreciation and amortization:
American Public Education Segment	$3,221	$3,688	$6,415	$7,470
Hondros College of Nursing Segment	170	255	314	524
Total Depreciation and amortization	$3,391	$3,943	6,729	$7,994
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$9,077	$6,589	$12,655	$14,111
Hondros College of Nursing Segment	(35)	(910)	(921)	(7,056)
Intersegment elimination	(1)	(1)	—	5
Total income from operations before interest income and income taxes	$9,041	$5,678	11,734	$7,060
Interest income, net:
American Public Education Segment	$177	$1,123	867	$2,170
Hondros College of Nursing Segment	2	12	14	18
Total Interest income, net	$179	$1,135	881	$2,188
Income tax expense (benefit):
American Public Education Segment	$2,537	$2,132	3,752	$3,798
Hondros College of Nursing Segment	(5)	(234)	(246)	(1,963)
Total Income tax expense (benefit)	$2,532	$1,898	3,506	$1,835
Capital expenditures:
American Public Education Segment	$999	$1,229	$2,744	$2,574
Hondros College of Nursing Segment	25	143	149	383
Total Capital expenditures	$1,024	$1,372	2,893	$2,957

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
Assets:
American Public Education Segment	$312,479	$305,896
Hondros College of Nursing Segment	49,222	49,001
Total Assets	$361,701	$354,897

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

Note 8. Concentration

        APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; education benefit programs administered by the U.S. Department of Veterans Affairs, or VA; and federal student aid from Title IV programs; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs, and other payment sources could have a significant impact on the Company’s operations. As of June 30, 2020, approximately 59% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
         A summary of APEI Segment revenue derived from students by primary funding source for the three and six month periods ended June 30, 2020 and 2019 is included in the table below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
DoD tuition assistance programs	44%	40%	43%	40%
VA education benefits	21%	23%	22%	22%
Title IV programs	20%	24%	21%	24%
Cash and other sources	15%	13%	14%	14%
        A summary of HCN Segment revenue derived from students by primary funding source for the three and six month periods ended June 30, 2020 and 2019 is included in the table below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Title IV programs	83%	80%	82%	80%
Cash and other sources	15%	18%	16%	18%
VA education benefits	2%	2%	2%	2%

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•changes to and expectations regarding our student enrollments, net course registrations, and the composition of our student body;
•our ability to maintain, develop, and grow our technology infrastructure to support our student body;
•our conversion of prospective students to enrolled students and our retention of active students;
•our ability to update and expand the content of existing programs and develop new programs to meet emerging student needs and marketplace demands, and our ability to do so in a cost-effective manner or on a timely basis;
•our plans for, marketing of, and initiatives at, our institutions;
•our ability to leverage our investments in support of our initiatives, students, and institutions;
•our maintenance and expansion of our relationships and partnerships and the development of new relationships and partnerships;
•actions by the Department of Defense or branches of the United States Armed Forces;
•federal appropriations and other budgetary matters, including government shutdowns;
•our ability to comply with the extensive regulatory framework applicable to our industry, as well as state law and regulations and accrediting agency requirements;
•our ability to undertake initiatives to improve the learning experience and attract students who are likely to persist;
•the competitive environment in which we operate;
•our cash needs and expectations regarding cash flow from operations;
•our ability to manage and influence our bad debt expense;
•our ability to manage, grow, and diversify our business and execute our business initiatives and strategy;
•our expectations regarding the effects of and our response to the COVID-19 pandemic, including our ability to successfully shift to blended in person and online learning at HCN, impacts on business operations and our financial results, and our ability to take advantage of emergency relief and to comply with related regulations; and
•our financial performance generally.

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Risks and uncertainties involved in forward-looking statements include, among others:

•the effects, duration and severity of the ongoing COVID-19 pandemic and the actions we have taken or may take in response, particularly at HCN and as a result of working remotely;
•our dependence on the effectiveness of our ability to attract students who persist in our institutions’ programs;
•our inability to effectively market our programs;
•adverse effects of changes our institutions make to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed;
•our inability to maintain strong relationships with the military and maintain enrollments from military students;
•our failure to comply with regulatory and accrediting agency requirements or to maintain institutional accreditation;
•our loss of eligibility to participate in Title IV programs or ability to process Title IV financial aid;

•our need to successfully adjust to future market demands by updating existing programs and developing new programs; and
•our dependence on and need to continue to invest in our technology infrastructure.

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

Overview

Background

        We are a provider of online and on-campus postsecondary education to approximately 85,400 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

        On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The pandemic did not materially impact our results of operations during the six month period ended June 30, 2020. However, the duration and intensity of the outbreak, and therefore any future impact, is uncertain. For example, in March 2020, we implemented our business continuity plans and employees transitioned to a remote workforce, and HCN shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN has since fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. While not yet material, ongoing and future impacts of the COVID-19 pandemic may cause additional disruption of educational services provided to our students, cause a disruption in revenue, lead to increased absenteeism in our workforce, increase costs for HCN to continue to deliver courses in person and online, be considered a triggering event to evaluate the value of HCN goodwill, lead to an impairment of APEI investments, impact the recoverability of receivables, and lead to an increase in bad debt expense and cohort default rates, among other impacts. For more information on the potential risks related to COVID-19, please refer to the section entitled “Risk Factors” in this Quarterly Report.

        Our wholly-owned operating subsidiary institutions include the following:

•American Public University System, Inc., or APUS, which provides online postsecondary education to approximately 83,700 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 124 degree programs and 112 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include traditional academics, such as business administration, health science, technology, criminal justice, education and liberal arts, as well as public service-focused fields of study such as national security, military studies, intelligence, and homeland security. APUS has institutional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry governing organizations.

On April 7, 2020 APUS announced Momentum 2020, a $20.0 million scholarship initiative for undergraduate students of four-year, primarily campus-based institutions who may be experiencing disruptions at their home institutions due to the coronavirus pandemic. Momentum 2020 will enable students to continue their education by taking up to two undergraduate courses for transfer using a 50% tuition grant for each course started in May through August 2020 unless otherwise extended. At this time, we cannot predict the impact this initiative will have on our revenue, operating margins, or income.

On June 30, 2020, we entered into an Amendment to Amended and Restated Employment Agreement, or the Amendment, with Dr. Wallace E. Boston, the President of APUS. The Amendment amends Dr. Boston’s Amended and Restated Employment Agreement, which had contemplated that Dr. Boston would retire as APUS President on June 30, 2020. Pursuant to the Amendment, Dr. Boston will now retire as APUS President on August 12, 2020 when Dr. Wade Dyke assumes the role of APUS President.
For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report and the section entitled “Risk Factors” in this Quarterly Report.

•National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 1,700 students at five campuses in Ohio, and, beginning in April 2020, to students enrolled at a campus in Indianapolis, Indiana, to serve the needs of local nursing and healthcare communities that addresses the persistent supply-demand gap of nurses that is evident nation-wide. The Ohio campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. In March 2020, in response to the COVID-19 global pandemic, HCN, leveraging the expertise of APUS, shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN has since fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning.

HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES, and HCN’s Ohio locations and programs are approved by the Ohio State Board of Career Colleges and Schools, or the Ohio State Board. HCN’s Ohio Diploma in Practical Nursing, or PN, and Associate Degree in Nursing, or ADN, Programs are approved by the Ohio Board of Nursing, or OBN, and the PN Program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA.

In April 2020, HCN began classes for the first cohort of students enrolled in the PN Program at HCN’s new campus in Indianapolis, Indiana. Classes began online as a result of the COVID-19 pandemic but have since shifted to a blended learning model. HCN has been authorized by the Indiana Board for Proprietary Education/Indiana Commission for Higher Education to offer instruction at the campus in Indiana. The Indiana State Board of Nursing has voted to grant initial accreditation and authorized the admission of the first cohort of students. HCN has also notified NLN CNEA of the opening of the Indianapolis campus. While NLN CNEA approval is not required to begin classes, NLN CNEA may accept the notification or take other actions, such as requesting follow-up information or imposing conditions. NLN CNEA’s March 2020 Board of Commissioners meeting was canceled due to the COVID-19 pandemic. HCN has not received any additional requests or follow up communication.

Beginning January 1, 2020, HCN began offering an institutional grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees and the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources. HCN awarded approximately $45,200 and $69,700 of institutional grants during the three and six month periods ended June 30, 2020, respectively.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, or a 70% pass rate on mandatory licensing and credentialing examinations, or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. In February 2020, ABHES notified HCN that it had taken additional actions with respect to certain HCN programs at certain locations related to those programs’ performance in relation to ABHES student achievement indicators. Specifically, ABHES: (i) placed the PN programs at the Dayton and Toledo campuses on program specific warning status because the programs have failed to meet the 70% retention rate threshold since HCN’s 2017-2018 annual report and informed HCN that those programs must meet the retention rate threshold by May 1, 2020; (ii) removed the ADN programs at the Cleveland and Toledo campuses from outcomes reporting status after placement rates for those programs at those locations met the 70% compliance threshold; (iii) continued outcomes reporting status for the PN program at the Columbus campus because it has not met the retention rate compliance threshold and reconfirmed that it has until May 1, 2021 to do so; and (iv) directed HCN to provide evidence to ABHES that the ADN programs at each of the Columbus, Cleveland, Cincinnati, Dayton, and Toledo campuses and the PN programs at the Cleveland and Cincinnati campuses met the retention rate compliance threshold for the period from July 1, 2019 through March 31, 2020 and informed HCN that those programs must meet the compliance threshold by May 1, 2021. On April 22, 2020, HCN notified ABHES that, as of March 31, 2020, HCN met the 70% retention rate threshold at each campus location. For the reporting year July 1, 2019 through June 30, 2020, HCN’s programs satisfied ABHES’s threshold requirements for retention rates, placement rates, and mandatory licensure and credentialing examination pass rates. There can be no assurance that HCN will be able to continue to demonstrate compliance in all cases.

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

The COVID-19 pandemic has resulted in widespread disruptions in higher education, particularly with respect to institutions that engage in on-ground delivery of education, and a number of related regulatory developments. The pandemic led to the shifting of HCN’s courses to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN has since fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. HCN’s next comprehensive evaluation for renewal of accreditation by ABHES had been scheduled for April 2020, but has been postponed due to the pandemic and related disruptions. ABHES has announced that it intends to hold a virtual comprehensive evaluation meeting, but has not yet announced a date. In addition, ED has issued numerous statements that provide guidance on how institutions are permitted to handle certain federal student financial aid requirements under certain circumstances related to responses to the COVID-19 pandemic.

In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in response to COVID-19 and its related effects. Due to the COVID-19 pandemic, many higher education institutions shifted to distance learning as campuses shut down as a result of the public health emergency. The CARES Act includes provisions designed to provide relief to higher education institutions in connection with the COVID-19 pandemic. The CARES Act created the Higher Education Emergency Relief Fund, or HEERF, that includes $12.6 billion in funding for higher education institutions. The CARES Act authorizes ED to allocate funding based on a statutory formula that accounts for the relative share of full-time students who are Pell Grant recipients. Students who were enrolled exclusively in distance education courses prior to the COVID-19 emergency are excluded from this calculation. Wholly online institutions were not eligible to receive an allocation of funding under the HEERF given the allocation formula’s exclusion of students enrolled exclusively in distance education courses prior to the onset of the COVID-19 emergency. ED allocated $3.1 million for HCN and in May 2020, HCN received its HEERF allocation. No allocation of HEERF funds was made to APUS by ED.

The CARES Act requires recipient institutions to use at least 50% of their HEERF funds to provide emergency grants to students for expenses related to the disruption of campus operations due to COVID-19. The CARES Act also permits institutions to use up to 50% of their HEERF funds to cover any costs associated with significant changes to the delivery of instruction due to COVID-19, so long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship. Although HCN incurred costs to shift its operations and delivery of instruction in light of COVID-19, it chose to distribute its entire HEERF allocation directly to eligible students. As of June 30, 2020, HCN had distributed its entire allocation of $3.1 million in HEERF funds to eligible students.

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

Reportable Segments

        Our operations are organized into two reportable segments:
•American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments; and

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three months ended June 30, 2020, our consolidated revenue increased to $82.1 million from $70.6 million, or by 16.4%, compared to the prior year period. Our operating margins increased to 11.0% from 8.0% for the three months ended June 30, 2020, compared to the prior year period. For the six months ended June 30, 2020, our consolidated revenue increased to $156.7 million from $144.0 million, or by 8.8%, compared to the prior year period. Our operating margins increased to 7.5% from 4.9% for the six months ended June 30, 2020, compared to the prior year period. Net income increased to $6.7 million from $4.9 million, or by 35.9%, compared to the prior year period.
For the three months ended June 30, 2020, APEI Segment revenue increased to $73.5 million from $63.4 million, or by 15.9%, compared to the prior year period. Net course registrations at APUS for the three months ended June 30, 2020 increased to approximately 89,600 from approximately 75,900, or approximately 18.1%, compared to the prior year period.

APEI Segment operating margins increased to 12.3% from 10.4% for the three months ended June 30, 2020, compared to the prior year period.

For the six months ended June 30, 2020, APEI segment revenue increased to $140.6 million from $129.2 million, or by 8.9% compared to the prior year period. Net course registrations at APUS for the six months ended June 30, 2020 increased to approximately 174,400 from approximately 160,200, or approximately 8.9%, compared to the prior year period. APEI Segment operating margins decreased to 9.0% from 10.9% for the six months ended June 30, 2020, compared to the prior year period.

The increase in net course registrations is primarily due to an increase in military-related registrations from students utilizing DoD tuition assistance which is at a lower revenue per net course registration than other funding sources. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three months ended June 30, 2020, HCN Segment revenue increased to $8.6 million from $7.1 million, or by 20.5%, compared to the prior year period. Total enrollment at HCN for the three months ended June 30, 2020 increased to approximately 1,700 from approximately 1,500, or approximately 13.7%, as compared to the prior year period. New student enrollment at HCN for the three months ended June 30, 2020 increased to 492 from 314, or approximately 56.7%, as compared to the prior year period. HCN Segment operating margins increased to negative 0.4% from negative 12.7% for the three months ended June 30, 2020, compared to the prior year period.

For the six months ended June 30, 2020, HCN Segment revenue increased to $16.1 million from $14.9 million, or by 8.4%, compared to the prior year period. HCN Segment operating margins increased to negative 5.7% from negative 47.4% for the six months ended June 30, 2020, compared to the prior year period.

The increase in new student enrollment was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of new initiatives implemented in 2019 such as the direct entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

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

Results of Operations

        Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

COVID-19 did not materially impact our results of operations during the three and six months ended June 30, 2020. However, the duration and intensity of the outbreak, and therefore any future impact, is uncertain. For example, in March 2020, in response to the pandemic, HCN shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN has since fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. While not yet material, ongoing and future impacts may cause additional disruption of educational services provided to students, increase costs for HCN to continue to deliver courses in person and online, and could be considered a triggering event to evaluate the value of HCN goodwill, impairment of investments, and recoverability of receivables. For more information on the potential risks related to COVID-19, please refer to the section entitled “Risk Factors” in this Quarterly Report. In addition, during the three and six months ended June 30, 2020, and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to earn reduced interest income on our invested funds.

        Enrollment at HCN improved for the three months ended June 30, 2020 as compared to the prior year period due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of new initiatives implemented in 2019 such as the direct entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. We cannot predict whether our initiatives and efforts will continue to be successful over the long term and cannot guarantee continued enrollment and revenue growth in our HCN Segment. The success of these efforts could also be adversely affected by future impacts of the COVID-19 pandemic.

        For more information on the initiatives discussed above, our operations, and related risk factors, please refer to the “Overview” section of this Management’s Discussion and Analysis and our Annual Report.

Our consolidated results for the three and six months ended June 30, 2020 and 2019 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	37.4	40.7	38.2	39.3
Selling and promotional	20.8	20.0	22.5	20.2
General and administrative	26.5	25.7	27.3	25.8
Loss on disposals of long-lived assets	0.2	—	0.2	0.1
Impairment of goodwill	—	—	—	4.1
Depreciation and amortization	4.1	5.6	4.3	5.6
Total costs and expenses	89.0	92.0	92.5	95.1

Income from operations before interest income and income taxes	11.0	8.0	7.5	4.9
Interest income, net	0.2	1.6	0.5	1.5

Income from operations before income taxes	11.2	9.6	8.0	6.4
Income tax expense	3.1	2.7	2.2	1.3
Equity investment loss	—	—	—	(1.0)
Net income	8.1%	6.9%	5.8%	4.1%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue. Our consolidated revenue for the three months ended June 30, 2020 was $82.1 million, an increase of $11.5 million, or 16.4%, compared to $70.6 million for the three months ended June 30, 2019. The increase in revenue was due to a $10.1 million, or 15.9%, increase in revenue in our APEI Segment and a $1.4 million, or 20.5%, increase in revenue in our HCN Segment. In our APEI Segment, net course registrations by new students increased 30.0% and total net course registrations increased 18.1% during the three months ended June 30, 2020, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 56.7% increase in new student enrollment and a 13.7% increase in total enrollment.

Costs and expenses. Costs and expenses for the three months ended June 30, 2020 were $73.1 million, an increase of $8.2 million, or 12.6%, compared to $64.9 million for the three months ended June 30, 2019. The increase in costs and expenses for the three months ended June 30, 2020 as compared to the prior period was primarily due to an increase in employee compensation costs, advertising and marketing support costs, and professional fees in our APEI Segment and an increase in instructional materials costs in our HCN Segment partially offset by a decrease in commencement and travel costs in our APEI Segment. The three months ended June 30, 2020 includes the following costs on a pre-tax basis: $2.1 million increase in advertising costs compared to the prior year period, $1.3 million in professional fees associated with growth opportunities, and $1.0 million in information technology costs related to the replacements and upgrades to our information technology systems, including the replacements of our learning management and customer relationship management systems. Costs and expenses as a percentage of revenue decreased to 89.0% for the three months ended June 30, 2020, from 92.0% for the three months ended June 30, 2019. The decrease in costs and expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2020 were $30.7 million, an increase of $2.0 million, or 7.0%, from $28.7 million for the three months ended June 30, 2019. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs in our APEI Segment and an increase in employee compensation and instructional materials costs in our HCN Segment partially offset by a decrease in commencement and travel costs in our APEI Segment. Instructional costs and services expenses as a percentage of revenue decreased to 37.4% for the three months ended June 30, 2020, from 40.7% for the three months ended June 30, 2019. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in instructional costs and services expenses.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2020 were $17.1 million, an increase of $3.0 million, or 21.1%, from $14.1 million for the three months ended June 30, 2019. The increase in selling and promotional expenses was primarily due to an increase in advertising costs in our APEI and HCN Segments and an increase in employee compensation costs and marketing support costs in our APEI Segment partially offset by a decrease in travel costs in our APEI Segment. Advertising costs increased $1.9 million in our APEI Segment and $0.2 million in our HCN Segment and marketing support costs increased $0.5 million in our APEI Segment as compared to the prior year period. Selling and promotional expenses as a percentage of revenue increased to 20.8% for the three months ended June 30, 2020, from 20.0% for the three months ended June 30, 2019. The increase in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses increasing at a rate greater than the increase in our consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2020 were $21.7 million, an increase of $3.6 million, or 19.9%, from $18.1 million for the three months ended June 30, 2019. The increase in general and administrative expenses for the three months ended June 30, 2020 as compared to the prior year period was primarily the result of an increase in employee compensation costs and professional fees in our APEI Segment partially offset by decreases in employee compensation costs in our HCN Segment and bad debt expense in our APEI Segment. For the three months ended June 30, 2020, general and administrative expenses include approximately $1.3 million in professional fees associated with growth opportunities, and $1.0 million of information technology costs related to replacements and upgrades to our information technology systems in our APEI Segment, including replacements of our learning management and customer relationship management systems. Consolidated bad debt expense for the three months ended June 30, 2020 was $1.0 million, or 1.2% of revenue, compared to $0.9 million, or 1.3% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 26.5% for the three months ended June 30, 2020, from 25.7% for the three months ended June 30, 2019. The increase in general and administrative expenses as a percentage of revenue was primarily due to general and administrative expenses increasing at a rate greater than the increase in our consolidated revenue. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect our general and administrative expenses related to professional fees will vary from time to time, with an increase expected in the third quarter of 2020.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.2 million and $0.0 million for the three months ended June 30, 2020 and 2019, respectively.

Depreciation and amortization expenses. Depreciation and amortization expenses were $3.4 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 4.1% for the three months ended June 30, 2020, from 5.6% for the three months ended June 30, 2019. The decrease in depreciation and amortization expenses as a percentage of revenue was primarily due to a decrease in depreciation and amortization expenses during a period when consolidated revenue increased.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses was approximately $1.6 million for both the three months ended June 30, 2020 and 2019. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income. Interest income was $0.2 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. The decrease was due to a decrease in interest rates when compared to the prior year period.

Income tax expense. We recognized income tax expense of $2.5 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, or effective tax rates of 27.5% and 27.8%, respectively. The effective tax rate for the three months ended June 30, 2020 includes a lower amount of non-deductible expenses in proportion to pre-tax income as compared to the prior period. There was no material impact to our effective tax rate for the three months ended June 30, 2020 as a result of the effects of the COVID-19 pandemic and related programs.

Equity investment income (loss). Equity investment income was $0.0 million and $0.01 million for the three months ended June 30, 2020 and 2019, respectively.

Net income. Our net income was $6.7 million for the three months ended June 30, 2020, compared to net income of $4.9 million for the three months ended June 30, 2019, an increase of $1.8 million. This increase was related to the factors discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue. Our consolidated revenue for the six months ended June 30, 2020 was $156.7 million, an increase of $12.7 million, or 8.8%, compared to $144.0 million for the six months ended June 30, 2019. The increase in revenue was due to a $11.5 million, or 8.9% increase in our APEI Segment and a $1.3 million, or 8.4%, increase in revenue in our HCN Segment. In our APEI Segment, net course registrations by new students and total net course registrations increased 14.4% and 8.9%, respectively, during the six months ended June 30, 2020, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 43.3% increase in new student enrollment and a 1.5% increase in total enrollment.

Costs and expenses. Costs and expenses for the six months ended June 30, 2020 were $145.0 million, an increase of $8.1 million, or 5.9%, compared to $136.9 million for the six months ended June 30, 2019. The increase in costs and expenses was primarily due to increases in employee compensation costs, advertising and marketing support costs, professional fees, and information technology costs in our APEI Segment and increases in advertising costs, instructional materials costs, facilities costs, and bad debt expense in our HCN Segment partially offset by decreases in commencement and travel costs in our APEI Segment. The six months ended June 30, 2020 includes the following costs on a pre-tax basis: $4.6 million increase in advertising costs compared to the prior year period, $1.9 million in professional fees associated with growth opportunities, and $1.9 million in information technology costs related to the replacements and upgrades to our information technology systems, including the replacements of our learning management and customer relationship management systems. Costs and expenses for the six months ended June 30, 2019 include a $5.9 million pretax, non-cash impairment of goodwill in our HCN Segment. Costs and expenses as a percentage of revenue decreased to 92.5% for the six months ended June 30, 2020, from 95.1% for the six months ended June 30, 2019. The decrease in costs and expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2020 were $60.0 million, an increase of $3.4 million, or 5.9%, from $56.6 million for the six months ended June 30, 2019. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs in our APEI Segment and increases in employee compensation costs, instructional materials costs, and facilities costs in our HCN Segment, partially offset by a decrease in commencement and travel costs in our APEI Segment. Instructional costs and services expenses as a percentage of revenue decreased to 38.2% for the six months ended June 30, 2020, from 39.3% for the six months ended June 30, 2019. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in instructional costs and services expenses.
Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2020 were $35.2 million, an increase of $6.1 million, or 21.0%, from $29.1 million for the six months ended June 30, 2019. The increase in selling and promotional expenses was primarily the result of increased advertising and marketing support costs, and employee compensation costs in our APEI Segment and an increase in advertising costs in our HCN Segment. Advertising costs increased $4.2 million and marketing support costs increased $0.5 million in our APEI Segment and advertising costs increased $0.4 million in our HCN Segment as compared to the prior year period. Selling and promotional expenses as a percentage of revenue increased to 22.5% for the six months ended June 30, 2020, from 20.2% for the six months ended June 30, 2019. The increase in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses increasing at a rate greater than the increase in our consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2020 were $42.7 million, an increase of $5.5 million, or 14.9%, from $37.2 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily related to an increase in employee compensation costs, professional fees, and information technology costs in our APEI Segment and an increase in bad debt expense in our HCN Segment partially offset by a decrease in employee compensation costs in our HCN Segment. For the six months ended June 30, 2020, general and administrative expenses includes the following costs on a pre-tax basis: $1.9 million in professional fees associated with growth opportunities, $1.9 million of information technology costs related to replacements and upgrades to our information technology systems in our APEI Segment, including replacements of our learning management and customer relationship management systems. During the six month period ended June 30, 2019, our APEI Segment incurred approximately $1.4 million of pretax professional fees associated with growth opportunities. Consolidated bad debt expense for the six months ended June 30, 2020 was $2.0 million, or 1.3% of revenue, compared to $1.9 million, or 1.3% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 27.3% for the six months ended June 30, 2020, from 25.8% for the six months ended June 30, 2019. The increase in general and administrative expenses as a percentage of revenue was primarily due to general and administrative expenses increasing at a rate greater than the increase in our consolidated revenue. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect our general and administrative expenses related to professional fees will vary from time to time, with an increase expected in the third quarter of 2020.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.3 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

Impairment of goodwill. The $5.9 million pretax, non-cash impairment of goodwill for the six months ended June 30, 2019 resulted from the reduction of the carrying value of goodwill in our HCN Segment. There was no impairment of goodwill for the six months ended June 30, 2020.

Depreciation and amortization expenses. Depreciation and amortization expenses were $6.7 million and $8.0 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 4.3% for the six months ended June 30, 2020, from 5.6% for the six months ended June 30, 2019. The decrease in depreciation and amortization expenses as a percentage of revenue was primarily due to a decrease in depreciation and amortization expenses during a period when consolidated revenue increased.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses was approximately $3.3 million for both the six months ended June 30, 2020 and 2019. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income. Interest income was $0.9 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was due to a decrease in interest rates when compared to the prior year period.

Income tax expense. We recognized income tax expense of $3.5 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively, or effective tax rates of 27.8% and 23.6%, respectively. The increase in the effective tax rate for the six months ended June 30, 2020 is primarily due to the benefit from ASU No. 2016-09 Compensation - Stock Compensation (Topic 718), in our APEI Segment for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 includes income tax expense of $0.1 million related to ASU No. 2016-09, compared to an income tax expense benefit of $0.5 million for the six months ended June 30, 2019.

Equity investment income (loss). There was no equity investment income or loss for the six months ended June 30, 2020 compared to a loss of $1.5 million for the six months ended June 30, 2019.

Net income. Our net income was $9.1 million for the six months ended June 30, 2020, compared to net income of $5.9 million for the six months ended June 30, 2019, an increase of 53.6%, or $3.2 million. This increase was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

        The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$73,547	$63,448	$140,641	$129,169
Hondros College of Nursing Segment	8,602	7,141	16,141	14,888
Intersegment elimination	(22)	(29)	(39)	(56)
Total Revenue	$82,127	$70,560	156,743	$144,001
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$9,077	$6,589	$12,655	$14,111
Hondros College of Nursing Segment	(35)	(910)	(921)	(7,056)
Intersegment elimination	(1)	(1)	—	5
Total income from operations before interest income and income taxes	$9,041	$5,678	$11,734	$7,060

APEI Segment

For the three months ended June 30, 2020, the $10.1 million, or 15.9%, increase to approximately $73.5 million in revenue in our APEI Segment was attributable to higher net course registrations primarily as a result of additional military registrations from students utilizing DoD tuition assistance which is at a lower revenue per net course registration than other funding sources. Net course registrations at APUS increased 18.1% to approximately 89,600 from approximately 75,900 during the three months ended June 30, 2020 compared to the same period in 2019. Income from operations before interest income and income taxes was $9.1 million during the three months ended June 30, 2020, an increase of 37.8% compared to the same period in 2019 as a result of an increase in revenue due to increases in registrations discussed above.

For the six months ended June 30, 2020, the $11.5 million, or 8.9%, increase to approximately $140.6 million in revenue in our APEI Segment was primarily attributable to higher net course registrations primarily as a result of additional military registrations from students utilizing DoD tuition assistance which is at a lower revenue per net course registration than other funding sources. Net course registrations at APUS increased 8.9% to approximately 174,400 from approximately 160,200 during the six months ended June 30, 2020 compared to the same period in 2019. Income from operations before interest income and income taxes in our APEI Segment was $12.7 million during the six months ended June 30, 2020, a decrease of 10.3% compared to the same period in 2019, as a result of increases in costs and expenses including higher compensation costs, advertising costs, professional fees and technology costs.

HCN Segment

For the three months ended June 30, 2020, the $1.4 million, or 20.5%, increase to approximately $8.6 million in revenue in our HCN Segment was attributable to an increase in total student enrollment. HCN total student enrollment increased 13.7% to approximately 1,700 from approximately 1,500 students during the three months ended June 30, 2020 compared to the same period in 2019. New student enrollment at HCN for the three month period ended June 30, 2020 increased to 492 from 314, or approximately 56.7%, as compared to the comparable prior year period. We believe that the increase in HCN’s total student enrollment for the three months ended June 30, 2020 was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of new initiatives implemented in 2019 such as the direct entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. The loss from operations before interest income and income taxes in our HCN Segment was $35,000 during the three months ended June 30, 2020, compared to a loss of $0.9 million in the same period in 2019, primarily as a result of the increase in revenue due to higher enrollment discussed above.

For the six months ended June 30, 2020, the $1.3 million, or 8.4%, increase to approximately $16.1 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN new student enrollment increased 43.3% and total student enrollment increased 1.5% during the six months ended June 30, 2020 compared to the same period in 2019. We believe that the increase in HCN’s enrollment for the six months ended June 30, 2020 was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of new initiatives implemented in 2019 such as the direct entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. The loss from operations before interest income and income taxes in our HCN Segment was $0.9 million during the six months ended June 30, 2020, compared to a loss of $7.1 million in the same period in 2019, primarily as a result of the increase in revenue due to higher enrollment discussed above and the $5.9 million pretax, non-cash impairment of goodwill in 2019.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the six months ended June 30, 2020 and 2019 with cash provided by operating activities. Cash and cash equivalents were $216.0 million and $202.7 million at June 30, 2020 and December 31, 2019, respectively, representing an increase of $13.3 million, or 6.6%. Cash and cash equivalents at June 30, 2020 decreased by $4.8 million from $220.8 million, or 2.2%, as compared to June 30, 2019.

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

We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We expect operating expenditures to increase in future periods as we accelerate the investment in and modernization of our information technology systems and increase marketing and other expenditures. In 2019, we incurred approximately $2.1 million to evaluate and invest in replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship systems, and to inform the scope and duration of the larger overall information technology transformation program. Through the six months ended June 30, 2020, we incurred approximately $2.1 million, including $0.2 million of capital costs, of the anticipated 2020 spending of between approximately $6.0 million and $8.0 million on our information technology transformation program, focusing on specific information technology projects, including replacements of our learning management and customer relationship management systems. APUS signed a contract for a replacement customer relationship management system in the first quarter of 2020 and began its first cohort of students in a new learning management system in March 2020. We will continue to evaluate our Partnership At a Distance™, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well. Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We expect professional fees to increase during 2020 as we evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. We may also need additional capital in the future, including to finance business acquisitions and investments in technology or to achieve growth or fund other business initiatives.

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

During the three and six months ended June 30, 2020, the Company repurchased 0 and 547,563 shares of common stock, respectively. At June 30, 2020, there remains $8.4 million available under our share repurchase authorization.

For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report.

Operating Activities

Net cash provided by operating activities was $31.7 million and $23.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash from operating activities is primarily due to changes in working capital due to the timing of receipts and payments, and lower estimated tax payments in 2020. Accounts receivable at June 30, 2020, was approximately $4.4 million lower than December 31, 2019 due to the timing of payment processing by customers. Accounts payable, accrued compensation and benefits, and accrued liabilities at June 30, 2020 were approximately $5.8 million higher than December 31, 2019 primarily due to additional incentive compensation costs and the timing of expenditures and the processing of payments.

Investing Activities

Net cash used in investing activities was $2.9 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. This decrease was primarily related to a decrease in capital expenditures and capitalized program development costs, compared to the comparable prior year period.

Financing Activities

Net cash used in financing activities was $15.6 million and $12.1 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash used in financing activities for the six months ended June 30, 2020 was related to $13.6 million used to repurchase our common stock during the three months ended March 31, 2020 in accordance with our share repurchase program, and increased cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. For the six months ended June 30, 2019, $9.6 million was used to repurchase our common stock in accordance with our share repurchase program.

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

In February 2020, APUS entered into a 48 month agreement with a customer relationship management platform provider. The total value of the contract over that 48 month period is approximately $3.5 million. Other than that agreement, there were no material changes to our contractual commitments outside of the ordinary course of our business during the six months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2020. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. For example, during the period ended June 30, 2020 and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to reduce interest income earned on our invested funds. However, the decrease in interest income did not have a material impact on our earnings. At June 30, 2020, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Notwithstanding the impacts of COVID-19, there has been no material change to our market risk or interest rate risk during the six months ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2020. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning in March 2020, in response to the COVID-19 pandemic, we implemented our business continuity plan and transitioned to a remote workforce. Although the impacts of the COVID-19 pandemic have not resulted in any changes in our internal control that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, we are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, we have been and may be involved in various legal proceedings. We currently have no material legal proceedings pending.

Item 1A. Risk Factors

        An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report and the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. With the exception of the following, there have been no material changes in the risk factors set forth in the Risk Factors section of our Annual Report.

The COVID-19 pandemic has caused us to have to adjust our operations, which could adversely affect the student experience, particularly at HCN, and could have additional adverse effects on our business, financial condition, or results of operations.

The ongoing COVID-19 pandemic required us to shift from campus-based to a blended model at HCN with online delivery of its courses and limited in person interactions, have nearly all of our employees work remotely, and implement business continuity processes. Ongoing impacts could also cause a disruption of educational services provided to students and increase costs for HCN to continue to deliver courses in person and online. HCN has fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. There can be no assurance that these and other protective measures we have implemented or may put in place will be successful in preventing cases of COVID-19 among our employees and students, or that HCN will not need to again further limit campus interactions or close its campuses. Furthermore, we have limited experience delivering HCN’s curriculum online, and to the extent HCN utilizes online learning HCN’s students may not experience the same level of success in coursework or with NCLEX scores as they would in a traditional campus environment. If HCN is not able to continue to deliver instruction on campus and HCN is not able to effectively create and manage online or blended versions, or otherwise arrange for delivery, of all of the required elements of HCN’s academic programs, HCN’s students may not be able to complete their studies with HCN, impacting their ability to graduate and obtain licensure, employment or their other desired outcomes. This would likely have a material adverse effect on our business, financial condition or results of operations. Furthermore, the need to practice social distancing also increases the demand for space in HCN’s facilities and HCN may need to obtain additional facilities or place caps on program size, which would adversely impact our results of operations.

While we have not experienced significant changes in interactions with students other than by temporarily shifting to online and then blended in person and online learning at HCN, we may experience such impacts in the future if the COVID-19 pandemic and its effects are prolonged or increase in scope. For example, APUS faculty, substantially all of whom work remotely in ordinary circumstances, and our student support services teams, many of whom routinely work in our offices, may experience increasing difficulty in continuing to provide quality instruction and support to our students if current social distancing and future “stay-at-home” orders impact the communities in which they live, causing disruption in their lives that could impact their ability to provide a quality product, lead to increase absenteeism, or impact their ability to continue working. Almost all of the remainder of our workforce is working remotely, and we have implemented business continuity processes, which has led to decreased operational efficiency and other challenges inherent in doing things in a manner different than our ordinary course operations. If faculty, student support services staff, administrators, or other skilled personnel cease working or are unable to work as efficiently or effectively due to the effects of the COVID-19 pandemic, we could lose capacity and expertise critical to our operations and the delivery of instruction and services to students. Over time, any reduction in operating efficiencies or other business challenges could compound or worsen, adversely impacting our operations and our ability to provide services to our students. For example, the economic downturn, restrictions on business activities, and other effects of the COVID-19 pandemic could result in the inability of our third-party vendors to serve us, which could disrupt integral business processes. Remote working and the implementation of business continuity processes also generally create operational challenges around information technology matters, including, for example, an enhanced risk of cyber events and more difficulty in responding to them. It is not practical to estimate or identify all potential risks that could arise from having substantially all of our workforce working remotely or other impacts of the COVID-19 pandemic and there may be risks that are not reasonably foreseeable. There could be significant adverse effects on our business, financial condition, and results of operations that we have not identified or that we do not currently expect will be material.

The ongoing COVID-19 pandemic and resulting changes to our teaching methodology at HCN could have an adverse impact on the ability of HCN’s graduates to obtain professional licensure, employment, or other outcomes, which could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. The OBN requires that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant NCLEX that is at least 95% of the national average for first-time candidates in a calendar year. As discussed more fully in “Regulatory Environment - State Authorization/Licensure of Our Institutions” in Part I, Item 1 of our Annual Report, failure to satisfy that requirement can result in the OBN taking certain adverse actions, including placement of a program on provisional status or withdrawal of approval pursuant to an adjudication proceeding. In March 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. In March 2020, the OBN found that HCN’s ADN Program did not meet the OBN pass rate standard in 2019 for a seventh consecutive year. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment. In addition, we cannot be certain that factors beyond our control, such as the ongoing COVID-19 pandemic, which previously led to the temporary shifting of HCN’s courses to online delivery and then to a blended model of in person and online, will not have a negative impact on the student experience, student outcomes and NCLEX scores. If HCN is unable to improve NCLEX scores over time, this situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

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

Our success and financial performance depend on the effectiveness of our ability to attract students who persist in our institutions’ programs.

A variety of factors impact our ability to attract new, qualified students in a cost-effective manner, and these students must remain active in our institutions’ programs. In 2020, we launched a new marketing campaign focusing on affordability and return on investment for learners. Our marketing efforts, including our new campaign, may be less successful than we anticipate in attracting qualified students. It may also be difficult to assess the value of our efforts if we are unable to ascertain whether and to what extent these efforts will impacted by extrinsic events, including the ongoing COVID-19 pandemic and the related economic downturn. More generally, we are unable to estimate the level of disruption that the ongoing COVID-19 pandemic and the related economic downturn will have on our business, including our ability to attract new, qualified students and the ability of our existing students to continue to persist in our programs. For example, the pandemic could have an adverse effect on student enrollment if current or prospective students are unable to pay for tuition or related costs of postsecondary education, or otherwise decide not to pursue postsecondary education in light of the COVID-19 pandemic and related economic, health, family, or other hardships they are facing.

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

If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals, open, accredit and attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be adversely affected. In addition, the inability to expand existing programs efficiently, or successfully, including as a result of constraints on our operations due to COVID-19, pursue new program initiatives, and add new campuses would harm our ability to grow our business and could have an adverse impact on our financial condition.

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

As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Regulatory and Legislative Activity,” in March 2020, Congress passed the CARES Act in response to COVID-19 and its related effects. Wholly online institutions are effectively ineligible for any of the $12.6 billion in funding from ED available to higher education institutions under the higher education emergency relief fund established by the CARES Act. ED allocated $3.1 million for HCN and in May 2020, HCN received its HEERF allocation. No allocation of HEERF funds was made to APUS by ED. As part of the process to receive its allocation, HCN signed a funding certification and agreement setting forth terms and conditions, including compliance with relevant CARES Act provisions and applicable law.

The CARES Act requires recipient institutions to use at least 50% of their HEERF funds to provide emergency grants to students for expenses related to the disruption of campus operations due to COVID-19. The CARES Act also permits institutions to use up to 50% of their HEERF funds to cover any costs associated with significant changes to the delivery of instruction due to COVID-19, so long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship. Although HCN incurred costs to shift its delivery of instructions and operations due to COVID-19, it chose to distribute its entire HEERF allocation directly to eligible students.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended June 30, 2020, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1, 2020	—	$—	—	284,725	$8,396,734
April 1, 2020 - April 30, 2020	—	—	—	284,725	8,396,734
May 1, 2020 - May 31, 2020	—	—	—	299,843	8,396,734
June 1, 2020 - June 30, 2020	—	—	—	312,816	8,396,734
Total	—	$—	—	312,816	$8,396,734

(1)On December 9, 2011, our Board of Directors approved a stock repurchase program for our common stock, under which we could annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate us to repurchase any shares, may be suspended or discontinued at any time, and is funded using our available cash.

(2)On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of our common stock, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans.

(3)During the three month period ended June 30, 2020, no shares of common stock were deemed to have been repurchased for common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Mine Safety Disclosures

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Amendment Number One to the American Public Education, Inc. 2017 Omnibus Incentive Plan (1)
10.2+	Amendment Number Two to the American Public Education, Inc. Employee Stock Purchase Plan (1)
10.3+	Amendment to Amended and Restated Employment Agreement dated June 30, 2020, by and among American Public University System, Inc., American Public Education, Inc., and Wallace E. Boston Jr.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	August 10, 2020
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 10, 2020
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)