Form 10-Q
period 2020-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2020-11-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of November 6, 2020 was 14,809,172.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30, 2020	As of December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$228,009	$202,740
Accounts receivable, net of allowance of $5,805 in 2020 and $6,174 in 2019	9,560	11,325
Prepaid expenses	7,563	7,087
Income tax receivable	2,500	1,757
Total current assets	247,632	222,909
Property and equipment, net	70,930	78,495
Operating lease assets, net	9,377	11,658
Investments	10,500	10,502
Goodwill	26,563	26,563
Other assets, net	5,197	4,770
Total assets	$370,199	$354,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,489	$3,546
Accrued compensation and benefits	16,784	13,753
Accrued liabilities	10,555	8,270
Deferred revenue and student deposits	25,491	17,426
Operating lease liabilities, current	2,474	2,283
Total current liabilities	59,793	45,278
Operating lease liabilities, long-term	6,997	9,495
Deferred income taxes	5,365	3,391
Total liabilities	72,155	58,164

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 14,809 issued and outstanding in 2020; 15,178 issued and outstanding in 2019	148	152
Additional paid-in capital	193,787	190,620
Retained earnings	104,109	105,961
Total stockholders’ equity	298,044	296,733
Total liabilities and stockholders’ equity	$370,199	$354,897

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue	$79,133	$67,888	$235,876	$211,889
Costs and expenses:
Instructional costs and services	31,084	27,268	91,058	83,908
Selling and promotional	18,523	15,873	53,765	45,007
General and administrative	22,574	22,021	65,314	59,209
Loss on disposals of long-lived assets	418	394	742	524
Impairment of goodwill	—	1,481	—	7,336
Depreciation and amortization	3,226	3,764	9,955	11,758
Total costs and expenses	75,825	70,801	220,834	207,742
Income (loss) from operations before interest income and income taxes	3,308	(2,913)	15,042	4,147
Interest income, net	121	1,019	1,002	3,207
Income (loss) before income taxes	3,429	(1,894)	16,044	7,354
Income tax expense (benefit)	785	(239)	4,291	1,596
Equity investment income (loss)	(2)	17	(2)	(1,464)
Net income (loss)	$2,642	$(1,638)	$11,751	$4,294

Net income (loss) per common share:
Basic	$0.18	$(0.10)	$0.79	$0.26
Diluted	$0.18	$(0.10)	$0.78	$0.26
Weighted average number of common shares:
Basic	14,797	15,967	14,870	16,335
Diluted	15,011	16,121	15,021	16,487

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2018	16,425	$164	$187,172	$133,930	$321,266
Issuance of common stock under employee benefit plans	252	3	(3)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(83)	(1)	(2,509)	—	(2,510)
Stock-based compensation	—	—	5,031	—	5,031
Repurchased and retired shares of common stock	(966)	(10)	—	(27,293)	(27,303)
Net income	—	—	—	4,294	4,294
Balance as of September 30, 2019	15,628	$156	$189,691	$110,931	$300,778

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2019	15,178	$152	$190,620	$105,961	$296,733
Issuance of common stock under employee benefit plans	258	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(79)	(1)	(2,096)	—	(2,097)
Stock-based compensation	—	—	5,265	—	5,265
Repurchased and retired shares of common stock	(548)	(5)	—	(13,603)	(13,608)
Net income	—	—	—	11,751	11,751
Balance as of September 30, 2020	14,809	$148	$193,787	$104,109	$298,044

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Operating activities
Net income	$11,751	$4,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,955	11,758
Stock-based compensation	5,265	5,031
Equity investment loss	2	1,464
Deferred income taxes	1,974	599
Loss on disposals of long-lived assets	742	524
Impairment of goodwill	—	7,336
Other	24	83
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	1,765	6,117
Prepaid expenses	(807)	(832)
Income tax receivable/payable	(743)	(4,751)
Operating leases, net	(26)	361
Other assets	(427)	303
Accounts payable	943	(5,145)
Accrued compensation and benefits	3,031	(1,909)
Accrued liabilities	3,219	4,405
Deferred revenue and student deposits	8,065	2,298
Net cash provided by operating activities	44,733	31,936
Investing activities
Capital expenditures	(4,171)	(4,151)
Proceeds from the sale of real property	412	—
Net cash used in investing activities	(3,759)	(4,151)
Financing activities
Cash paid for repurchase of common stock	(15,705)	(29,813)
Net cash used in financing activities	(15,705)	(29,813)
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,269	(2,028)
Cash, cash equivalents, and restricted cash at beginning of period	202,740	212,131
Cash, cash equivalents, and restricted cash at end of period	$228,009	$210,103

Supplemental disclosure of cash flow information
Income taxes paid	$3,062	$5,749

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 88,300 students through two subsidiary institutions:

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

Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. The Company is required to maintain and restrict these funds pursuant to the terms of the applicable institution’s program participation agreement with the U.S. Department of Education. Restricted cash on the Company’s Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 was $1.6 million and $1.3 million, respectively.

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
The Company evaluated its equity method and cost method investments for impairment as of September 30, 2020, including a review of any impacts related to the COVID-19 pandemic, and determined none of the investments were impaired.
Goodwill and Indefinite-lived Intangible Assets

The Company evaluated events and circumstances related to the valuation of goodwill through September 30, 2020 to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. This evaluation concluded there were no indicators of impairment during the period, and consequently, there was no impairment during the three and nine months ended September 30, 2020.
During the three months ended March 31, 2019 and September 30, 2019, the Company completed an interim goodwill impairment test as a result of circumstances that included HCN’s underperformance against 2019 internal targets and overall 2019 financial performance. During the three months ended March 31, 2019, the implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $28.0 million, or $5.9 million less than its carrying value. During the three months ended September 30, 2019, the implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $26.6 million, or $1.5 million less than its carrying value. As a result, the Company recorded pre-tax, non-cash impairments of $5.9 million and $1.5 million during the three months ended March 31, 2019 and September 30, 2019, respectively, to reduce the carrying value of its goodwill. There was no impairment of the intangible assets in either period.
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

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Instructional costs and services	$343	$404	$1,223	$1,213
Selling and promotional	252	207	729	600
General and administrative	1,347	1,101	3,313	3,218
Stock-based compensation expense in operating income	$1,942	$1,712	$5,265	$5,031

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2020 and 2019, the Management Development and Compensation Committee of the Company’s Board of Directors approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant, and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s current year annual incentive-based compensation plans of approximately $2.1 million and $5.1 million during the three and nine month periods ended September 30, 2020, respectively, compared to an aggregate expense of $0.9 million and $2.2 million during the three and nine month periods ended September 30, 2019, respectively.

Other Employee Benefits

On May 15, 2020, the Company’s stockholders approved an amendment to the American Public Education, Inc. Employee Stock Purchase Plan, or ESPP, to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares and extend the term of the ESPP to May 15, 2030. As of September 30, 2020, 102,073 shares remained available for purchase under the ESPP, including the 100,000 additional shares reserved under the plan following the stockholder approval.

Income Taxes

The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses, which is included in Accounting Standards Codification, or ASC, Topic 326, Measurement of Credit Losses on Financial Instruments with certain amendments made to the standard in November 2018 through ASU No. 2018-9, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The new guidance revises the accounting requirements related to the measurement of credit losses and requires entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The adoption of this standard was effective January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended September 30, 2020
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$69,010	$7,977	$(18)	$76,969
Graduation fees	400	—	—	400
Textbook and other course materials	—	1,411	—	1,411
Other fees	200	153	—	353
Total Revenue	$69,610	$9,541	$(18)	$79,133

	Three Months Ended September 30, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$60,668	$5,722	$(25)	$66,365
Graduation fees	352	—	—	352
Textbook and other course materials	—	854	—	854
Other fees	197	120	—	317
Total Revenue	$61,217	$6,696	$(25)	$67,888

	Nine Months Ended September 30, 2020
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$208,648	$21,636	$(57)	$230,227
Graduation fees	1,001	—	—	1,001
Textbook and other course materials	—	3,634	—	3,634
Other fees	602	412	—	1,014
Total Revenue	$210,251	$25,682	$(57)	$235,876

	Nine Months Ended September 30, 2019
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$188,839	$18,735	$(81)	$207,493
Graduation fees	936	—	—	936
Textbook and other course materials	—	2,515	—	2,515
Other fees	611	334	—	945
Total Revenue	$190,386	$21,584	$(81)	$211,889

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of September 30, 2020 and December 31, 2019.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of HCN. Deferred revenue at September 30, 2020 was $25.5 million and includes $17.0 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.5 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2019 was $17.4 million and includes $9.6 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $7.8 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS does not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student leaves upon graduation or exit of the program. Interest income earned on open receivables during the three and nine months ended September 30, 2020 was approximately $4,900 and $13,520, respectively, compared to interest income of approximately $3,200 and $11,400 earned during the three and nine months ended September 30, 2019, respectively.
For the three and nine months ended September 30, 2020, there were no material adverse impacts to revenue, deferred revenue, or accounts receivable due to the COVID-19 pandemic.

Note 4. Leases

    The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The APEI Segment leases corporate and administrative office space in Maryland and Virginia under operating leases that expire through May 2022. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases six campuses, located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo, Ohio, and, beginning in April 2020, Indianapolis, Indiana, under operating leases that expire through June 2029.

Operating lease assets are right of use, or ROU, assets, which represent the right to use the underlying assets for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term, on the Consolidated Balance Sheets. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU assets include all remaining lease payments and exclude lease incentives.

    Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine month periods ended September 30, 2020 was $0.7 million and $2.2 million, respectively, compared to $0.6 million and $1.9 million for the three and nine month periods ended September 30, 2019, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine month periods ended September 30, 2020 was $0.7 million and $2.2 million, respectively, and is included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine month periods ended September 30, 2019 was $0.6 million and $1.8 million, respectively, and is included in operating cash flows.

    The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2020 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Lease Payments
2020 (remaining)	$741
2021	2,791
2022	2,465
2023	1,709
2024	928
2025	498
2026 and beyond	1,742
Total future minimum lease payments	10,874
Less imputed interest	(1,403)
Present value of operating lease liabilities	$9,471

Balance Sheet Classification (Unaudited)
Operating lease liabilities, current	$2,474
Operating lease liabilities, long-term	6,997
Total operating lease liabilities	$9,471

Other Information (Unaudited)
Weighted average remaining lease term (in years)	5.03
Weighted average discount rate	5.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Basic weighted average shares outstanding	14,797	15,967	14,870	16,335
Effect of dilutive restricted stock	214	154	151	152
Diluted weighted average shares outstanding	15,011	16,121	15,021	16,487

The table below reflects a summary of securities that could potentially dilute basic net income per common share in future periods that were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock Options	60,504	—	60,504	—
Restricted Shares	15,733	12,774	48,434	37,738
Total antidilutive securities	76,237	12,774	108,938	37,738

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

    A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$69,610	$61,217	$210,251	$190,386
Hondros College of Nursing Segment	9,541	6,696	25,682	21,584
Intersegment elimination	(18)	(25)	(57)	(81)
Total Revenue	$79,133	$67,888	235,876	$211,889
Depreciation and amortization:
American Public Education Segment	$3,067	$3,525	$9,482	$10,995
Hondros College of Nursing Segment	159	239	473	763
Total Depreciation and amortization	$3,226	$3,764	9,955	$11,758
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$2,840	$247	$15,495	$14,358
Hondros College of Nursing Segment	466	(3,158)	(455)	(10,214)
Intersegment elimination	2	(2)	2	3
Total income from operations before interest income and income taxes	$3,308	$(2,913)	15,042	$4,147
Interest income, net:
American Public Education Segment	$119	$1,006	986	$3,176
Hondros College of Nursing Segment	2	13	16	31
Total Interest income, net	$121	$1,019	1,002	$3,207
Income tax expense (benefit):
American Public Education Segment	$655	$1,368	4,407	$5,166
Hondros College of Nursing Segment	130	(1,607)	(116)	(3,570)
Total Income tax expense (benefit)	$785	$(239)	4,291	$1,596
Capital expenditures:
American Public Education Segment	$1,271	$1,034	$4,015	$3,608
Hondros College of Nursing Segment	7	160	156	543
Total Capital expenditures	$1,278	$1,194	4,171	$4,151

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.
A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Assets:
American Public Education Segment	$320,446	$305,896
Hondros College of Nursing Segment	49,753	49,001
Total Assets	$370,199	$354,897

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

Note 8. Concentration

    APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs; education benefit programs administered by the U.S. Department of Veterans Affairs, or VA; and federal student aid from Title IV programs; as well as cash and other sources. Reductions in or changes to DoD tuition assistance, VA education benefits, Title IV programs, and other payment sources could have a significant impact on the Company’s operations. As of September 30, 2020, approximately 60% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
     A summary of APEI Segment revenue derived from students by primary funding source for the three and nine month periods ended September 30, 2020 and 2019 is included in the table below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DoD tuition assistance programs	41%	35%	42%	38%
VA education benefits	22%	24%	22%	23%
Title IV programs	22%	26%	22%	25%
Cash and other sources	15%	15%	14%	14%
    A summary of HCN Segment revenue derived from students by primary funding source for the three and nine month periods ended September 30, 2020 and 2019 is included in the table below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Title IV programs	81%	83%	82%	81%
Cash and other sources	17%	14%	16%	17%
VA education benefits	2%	3%	2%	2%

Note 9. Subsequent Events

On October 28, 2020, the Company entered into a definitive agreement to acquire Rasmussen University, a nursing- and health sciences-focused institution serving over 18,000 students at its 24 campuses across six states and online. Pursuant to the terms of a Membership Interest Purchase Agreement (the “Rasmussen Agreement”) with FAH Education, LLC (“Seller”), Rasmussen, LLC (“Rasmussen”) and Rasmussen College, LLC (together with Rasmussen, the “Acquired Companies”), a wholly owned subsidiary of Rasmussen, the Company agreed to purchase from Seller all of the units of membership interests in Rasmussen (the “Rasmussen Acquisition”) for $300 million in cash consideration and $29 million in shares of a new series of non-voting preferred stock of the Company to be issued at the closing of the Rasmussen Acquisition (the “Closing”) (or, at the Company’s election, up to an additional $29 million in cash in lieu thereof), subject to customary adjustments, including for net working capital, cash and debt of the Acquired Companies prior to the Closing. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions that include, among others, regulatory review by the U.S. Department of Education, approval by the Higher Learning Commission, and approval by or notices to other regulatory and accrediting bodies.
In connection with entering into the Rasmussen Agreement, on October 28, 2020, the Company entered into a senior secured credit facilities commitment letter (the “Commitment Letter”) with Macquarie Capital (USA) Inc. (“Macquarie Capital”) and Macquarie Capital Funding LLC (“Macquarie Lender”), pursuant to which Macquarie Lender committed to provide (i) a senior secured term loan facility in the aggregate principal amount of $175 million (the “Term Facility”) and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million (together with the Term Facility, the “Facilities”). Macquarie Capital will act as lead arranger and bookrunner with respect to the Facilities. The Company currently expects to pay up to $175 million of the cash consideration for the Rasmussen Acquisition with proceeds from the Facilities.

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

•our proposed acquisition of Rasmussen University;
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
•changes in and our ability to comply with the extensive regulatory framework applicable to our industry, as well as state law and regulations and accrediting agency requirements;
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
•our dependence on and need to continue to invest in our technology infrastructure; and
•risks related to the acquisition of Rasmussen University, including:
◦satisfaction of closing conditions, including the failure to obtain or delay in obtaining required regulatory and accreditor approvals;
◦our reliance on a debt commitment letter, or alternative financing, to fund a portion of the purchase price for the acquisition;
◦the significant transaction and integration costs we have incurred and expect to incur in connection with the acquisition;
◦risks related to the integration of Rasmussen’s business and our ability to realize the expected benefits of the acquisition; and
◦that Rasmussen may have liabilities that are not known to us.

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

Overview

Background

    We are a provider of online and on-campus postsecondary education to approximately 88,300 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

    On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The pandemic did not materially impact our results of operations during the nine month period ended September 30, 2020. However, the duration and intensity of the outbreak, and therefore any future impact, is uncertain. For example, in March 2020, we implemented our business continuity plans and employees transitioned to a remote workforce, and HCN shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN has since fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. In October 2020, HCN began temporarily expanding certain campuses through short-term leases of additional space to be used as lab space in order to accommodate student demand in compliance with COVID-related public health measures that effectively limit the number of students in each lab class. Ongoing and future impacts of the COVID-19 pandemic may cause additional disruption of educational services provided to our students, cause a disruption in revenue, lead to increased absenteeism in our workforce, increase costs for HCN to continue to deliver courses in person and online, be considered a triggering event to evaluate the value of HCN goodwill, lead to an impairment of APEI investments, impact the recoverability of receivables, and lead to an increase in bad debt expense and cohort default rates, among other impacts. For more information on the potential risks related to COVID-19, please refer to the section entitled “Risk Factors” in this Quarterly Report.

    Our wholly-owned operating subsidiary institutions include the following:

•American Public University System, Inc., or APUS, which provides online postsecondary education to approximately 86,300 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 129 degree programs and 112 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include traditional academics, such as business administration, health science, technology, criminal justice, education and liberal arts, as well as public service-focused fields of study such as national security, military studies, intelligence, and homeland security. APUS has institutional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry governing organizations.

On June 30, 2020, we entered into an Amendment to Amended and Restated Employment Agreement, or the Amendment, with Dr. Wallace E. Boston, the President of APUS. The Amendment amended Dr. Boston’s Amended and Restated Employment Agreement, which had contemplated that Dr. Boston would retire as APUS President on June 30, 2020. Pursuant to the Amendment, Dr. Boston retired as APUS President on August 12, 2020. Dr. Wade Dyke assumed the role of APUS President on the same day.
In June 2020, APUS timely applied for recertification to participate in Title IV programs. On September 9, 2020, ED notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023. ED issued APUS a provisional program participation agreement, or PPPA, outlining the terms of provisional certification. As described in the PPPA, the reason ED granted approval on a provisional basis is because APUS is subject to an open program review. Specifically, the program review ED began in September 2016 of APUS’s administration of Title IV programs during the 2014-2015 and 2015-2016 award years remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether ED will place any liability or other limitations on APUS as a result of the review. During a period of provisional certification, an institution must comply with any additional conditions imposed by ED. In addition, ED may more closely review a provisionally-certified institution if it applies for approval to open a new location, add an educational program, acquire another school, or make any other significant change. If ED determines that a provisionally certified institution is unable to meet its responsibilities, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections than if it were fully-certified.

For more information on the potential risks associated with the above APUS initiatives, APUS more generally, and applicable accreditation matters, please refer to our Annual Report and the section entitled “Risk Factors” in this Quarterly Report.

•National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,000 students at five campuses in Ohio, and, beginning in April 2020, to students enrolled at a campus in Indianapolis, Indiana, to serve the needs of local nursing and healthcare communities that addresses the persistent supply-demand gap of nurses that is evident nation-wide. The Ohio campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo. In March 2020, in response to the COVID-19 global pandemic, HCN, leveraging the expertise of APUS, shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN has since fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning.

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

In April 2020, HCN began classes for the first cohort of students enrolled in the PN Program at HCN’s new campus in Indianapolis, Indiana. Classes began online as a result of the COVID-19 pandemic but have since shifted to a blended learning model. HCN is authorized to offer instruction in Indiana by the Indiana Board for Proprietary Education/Indiana Commission for Higher Education. The Indiana State Board of Nursing has voted to grant initial accreditation and authorized the admission of the first cohort of students. HCN has also notified NLN CNEA of the opening of the Indianapolis campus. While NLN CNEA approval is not required to begin classes, NLN CNEA may accept the notification or take other actions, such as requesting follow-up information or imposing conditions. HCN has not received any additional requests or follow up communication.

Beginning January 1, 2020, HCN began offering an institutional grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees and the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources. HCN awarded approximately $43,100 and $112,800 of institutional grants during the three and nine month periods ended September 30, 2020, respectively.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rates. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, or a 70% pass rate on mandatory licensing and credentialing examinations, or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. In February 2020, ABHES notified HCN that it had taken additional actions with respect to certain HCN programs at certain locations related to those programs’ performance in relation to ABHES student achievement indicators. Specifically, ABHES: (i) placed the PN programs at the Dayton and Toledo campuses on program specific warning status because the programs have failed to meet the 70% retention rate threshold since HCN’s 2017-2018 annual report and informed HCN that those programs must meet the retention rate threshold by May 1, 2020; (ii) removed the ADN programs at the Cleveland and Toledo campuses from outcomes reporting status after placement rates for those programs at those locations met the 70% compliance threshold; (iii) continued outcomes reporting status for the PN program at the Columbus campus because it has not met the retention rate compliance threshold and reconfirmed that it has until May 1, 2021 to do so; and (iv) directed HCN to provide evidence to ABHES that the ADN programs at each of the Columbus, Cleveland, Cincinnati, Dayton, and Toledo campuses and the PN programs at the Cleveland and Cincinnati campuses met the retention rate compliance threshold for the period from July 1, 2019 through March 31, 2020 and informed HCN that those programs must meet the compliance threshold by May 1, 2021. On April 22, 2020, HCN notified ABHES that, as of March 31, 2020, HCN met the 70% retention rate threshold at each campus location. For the reporting year July 1, 2019 through June 30, 2020, HCN’s programs satisfied ABHES’s threshold requirements for retention rate, placement rate, and mandatory licensure and credentialing examination pass rates. There can be no assurance that HCN will be able to continue to demonstrate compliance in all cases.

On August 12, 2020, ABHES requested that HCN provide ABHES with a financial improvement plan that details HCN’s financial objectives, outlines HCN’s financial improvement plans, including a specific timeline, and addresses the net loss for the fiscal year ending December 31, 2019. The plan was timely submitted to ABHES.

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

In June 2020, HCN filed a letter of intent with the Ohio Board of Nursing to expand its nursing programs to a new location in Akron, Ohio. In July 2020, the Ohio Board of Nursing approved HCN’s request.

From August through October 2020, ABHES conducted virtual site visits to HCN campuses to assess compliance with ABHES accreditation standards. The visits resulted in a finding that student satisfaction with the ADN and PN Programs at HCN’s Toledo campus, and the PN Program at HCN’s Cincinnati, Columbus, and Dayton campuses was below expected levels, which ABHES attributed to the transition to online courses as a result of the COVID-19 pandemic, and a finding at the Indianapolis and Columbus campuses related to the composition of an advisory board.

For more information on the potential risks associated with these HCN initiatives and HCN more generally, please refer to our Annual Report and the section entitled “Risk Factors” in this Quarterly Report.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to requirements of the Higher Education Act, as amended, if the cohort default rate for any year exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s cohort default rate exceeds 30% for three consecutive years, the institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year, it must establish a default prevention task force. In September 2020, ED released final official cohort default rates for institutions for federal fiscal year 2017, with ED reporting a 15.2% cohort default rate for APUS and a 12.1% cohort default rate for HCN. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

Proposed Acquisition of Rasmussen University

On October 28, 2020, we entered into a definitive agreement to acquire Rasmussen University, a nursing- and health sciences-focused institution serving over 18,000 students at its 24 campuses across six states and online. Pursuant to the terms of a Membership Interest Purchase Agreement, or the Rasmussen Agreement, with FAH Education, LLC, or Seller, Rasmussen, LLC, or Rasmussen, and Rasmussen College, LLC, or together with Rasmussen, the Acquired Companies, a wholly owned subsidiary of Rasmussen, we agreed to purchase from Seller all of the units of membership interests in Rasmussen, or the Rasmussen Acquisition, for $300 million in cash consideration and $29 million in shares of a new series of non-voting preferred stock be issued at the closing of the Rasmussen Acquisition, or the Rasmussen Closing (or, at our election, up to an additional $29 million in cash in lieu thereof), subject to customary adjustments, including for net working capital, cash and debt of the Acquired Companies prior to the Rasmussen Closing. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions that include, among others, regulatory review by the U.S. Department of Education, approval by the Higher Learning Commission, and approval by or notices to other regulatory and accrediting bodies.

Regulatory and Legislative Activity

In October 2018, ED announced that a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, would prepare proposed regulations related to, among other things, courses offered through distance education. ED published a notice of proposed rulemaking on April 2, 2020 based on consensus language agreed to by the Accreditation and Innovation Committee and accepted public comments on the proposal until May 4, 2020. On August 24, 2020, ED released the final rule, which goes into effect on July 1, 2021. The rulemaking on distance education provides institutions additional flexibility in offering distance education and competency-based education programs. For example, the rulemaking clarifies and simplifies requirements related to direct assessment programs, including with respect to eligibility requirements and subscription-based programs. The rulemaking also provides new definitions for “academic engagement,” “distance education,” and “regular and substantive interaction” in order to provide further clarity regarding the instructional requirements for distance education programs.

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

    The CARES Act also includes waivers of certain Higher Education Act provisions related to the federal student financial aid programs in order to provide regulatory flexibility to institutions in connection with COVID-19-related disruptions. The CARES Act modifies processes related to the return of unearned Title IV funds in connection with student withdrawals during the COVID-19 pandemic, extends time limits for Pell Grants and Direct Loans as a result of withdrawals during this period, allows for flexibility in measuring the satisfactory academic progress of students, and permits institutions to continue making federal work study payments to students who can no longer meet work study obligations during the period. Additionally, the CARES Act suspended payments for Federal Family Education Loans and Direct Loans until September 30, 2020, and an executive order extended this suspension until December 31, 2020. During this period, these loans will not accrue interest and ED will suspend involuntary collection practices. However, borrowers may choose to make payments towards principal on these loans voluntarily.

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

The postsecondary education regulatory environment may change in the future as a result of the U.S. federal election in November 2020 and any related run-off elections. A change in the Presidential Administration or Congress may result in changes to, or elimination of, currently effective ED regulations, or to implement new ED regulations. For example, a new Congress could seek to act under the Congressional Review Act, which establishes legislative procedures through which Congress may adopt a joint resolution of disapproval to nullify certain agency final regulations within a certain time period after the regulations are finalized by the agency. ED, under new leadership, could also initiate new rulemaking processes to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. We cannot predict the extent to which a new Presidential Administration or Congress will act to change or eliminate or to implement new ED regulations, policies, and practices, nor can we predict the form that new regulations, policies, or practices may take.

    We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity, including as a result of COVID-19 or the U.S. federal election, may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available in our Annual Report and the section entitled “Risk Factors” in this Quarterly Report.

Rasmussen Acquisition Regulatory Review

The Rasmussen Acquisition will be required to be reported to, and in some cases approved by, various education regulatory bodies. An institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. ED does not provide pre-closing approval, but at the request of the parties, ED will conduct a “pre-acquisition review” of a proposed change. In this case, the parties will request that ED conduct an “abbreviated pre-acquisition review.” Upon completion of an abbreviated pre-acquisition review, ED informs the institution whether the institution will be required to post a letter of credit in connection with its continued participation in Title IV programs after closing. As required, we intend to timely notify ED about the occurrence of the change in ownership of Rasmussen and submit an application for approval to participate in Title IV programs after the closing of the transaction.
We will also notify state agencies, accreditors, boards of nursing, and other relevant regulators of this change in ownership as required. In some instances, these bodies will require prior approval before the change in ownership can be completed. For example, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. The parties will submit an application to HLC for pre-closing approval of the change in ownership. Additionally, some regulators will require approval after the change in ownership in order to continue proper licensure, accreditation, approval, or authorization.

Reportable Segments

    Our operations are organized into two reportable segments:
•American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments; and

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three months ended September 30, 2020, our consolidated revenue increased to $79.1 million from $67.9 million, or by 16.6%, compared to the prior year period. Our operating margins increased to 4.2% from negative 4.3% for the three months ended September 30, 2020, compared to the prior year period. For the nine months ended September 30, 2020, our consolidated revenue increased to $235.9 million from $211.9 million, or by 11.3%, compared to the prior year period. Our operating margins increased to 6.4% from 2.0% for the nine months ended September 30, 2020, compared to the prior year period. Net income increased to $2.6 million from a net loss of $1.6 million, an increase of $4.2 million compared to the prior year period.
For the three months ended September 30, 2020, APEI Segment revenue increased to $69.6 million from $61.2 million, or by 13.7%, compared to the prior year period. Net course registrations at APUS for the three months ended September 30, 2020 increased to approximately 90,300 from approximately 76,700, or approximately 17.7%, compared to the prior year period. APEI Segment operating margins increased to 4.1% from 0.4% for the three months ended September 30, 2020, compared to the prior year period.

For the nine months ended September 30, 2020, APEI segment revenue increased to $210.3 million from $190.4 million, or by 10.4% compared to the prior year period. Net course registrations at APUS for the nine months ended September 30, 2020 increased to approximately 264,700 from approximately 236,900, or approximately 11.7%, compared to the prior year period. APEI Segment operating margins decreased to 7.4% from 7.5% for the nine months ended September 30, 2020, compared to the prior year period.

The increase in net course registrations was primarily due to an increase in military-related registrations from students utilizing DoD tuition assistance which is at a lower revenue per net course registration than other funding sources. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three months ended September 30, 2020, HCN Segment revenue increased to $9.5 million from $6.7 million, or by 42.5%, compared to the prior year period. Total enrollment at HCN for the three months ended September 30, 2020 increased to approximately 2,000 from approximately 1,400, or approximately 38.6%, as compared to the prior year period. New student enrollment at HCN for the three months ended September 30, 2020 increased to 649 from 345, or approximately 88.1%, as compared to the prior year period. HCN Segment operating margins increased to 4.9% from negative 47.2% for the three months ended September 30, 2020, compared to the prior year period.

For the nine months ended September 30, 2020, HCN Segment revenue increased to $25.7 million from $21.6 million, or by 19.0%, compared to the prior year period. HCN Segment operating margins increased to negative 1.8% from negative 47.3% for the nine months ended September 30, 2020, compared to the prior year period.

We believe that the increase in new student enrollment at HCN was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of new initiatives implemented in 2019 such as the direct entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

COVID-19 did not materially adversely impact our results of operations during the three and nine months ended September 30, 2020. However, the duration and intensity of the outbreak, and therefore any future impact, is uncertain. For example, in March 2020, in response to the pandemic, HCN shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN has since fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. In addition, in October 2020, HCN began temporarily expanding certain campuses through short-term leases of additional space to be used as lab space in order to accommodate student demand in compliance with COVID-related public health measures that effectively limit the number of students in each lab class. While not yet material, ongoing and future impacts may cause additional disruption of educational services provided to students, and increase costs for HCN to continue to deliver courses in person and online, and could be considered a triggering event to evaluate the value of HCN goodwill, impairment of investments, and recoverability of receivables. For more information on the potential risks related to COVID-19, please refer to the section entitled “Risk Factors” in this Quarterly Report. In addition, during the three and nine months ended September 30, 2020, and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, as compared to 2019, and we expect to continue to earn reduced interest income on our invested funds.

    We believe that the increase in enrollment at HCN for the three months ended September 30, 2020 as compared to the prior year period is due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of new initiatives implemented in 2019 such as the direct entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. We cannot predict whether our initiatives and efforts will continue to be successful over the long term and cannot guarantee continued enrollment and revenue growth in our HCN Segment. The success of these efforts could also be adversely affected by future impacts of the COVID-19 pandemic.

    For more information on the initiatives discussed above, our operations, and related risk factors, please refer to the “Overview” section of this Management’s Discussion and Analysis and our Annual Report.

Our consolidated results for the three and nine months ended September 30, 2020 and 2019 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	39.3	40.2	38.6	39.6
Selling and promotional	23.4	23.4	22.8	21.3
General and administrative	28.5	32.4	27.7	27.9
Loss on disposals of long-lived assets	0.5	0.6	0.3	0.2
Impairment of goodwill	—	2.2	—	3.5
Depreciation and amortization	4.1	5.5	4.2	5.5
Total costs and expenses	95.8	104.3	93.6	98.0

Income (loss) from operations before interest income and income taxes	4.2	(4.3)	6.4	2.0
Interest income, net	0.2	1.5	0.4	1.5

Income (loss) from operations before income taxes	4.4	(2.8)	6.8	3.5
Income tax expense (benefit)	1.0	(0.4)	1.8	0.8
Equity investment loss	—	—	—	(0.7)
Net income (loss)	3.4%	(2.4)%	5.0%	2.0%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue. Our consolidated revenue for the three months ended September 30, 2020 was $79.1 million, an increase of $11.2 million, or 16.6%, compared to $67.9 million for the three months ended September 30, 2019. The increase in revenue was due to a $8.4 million, or 13.7%, increase in revenue in our APEI Segment and a $2.8 million, or 42.5%, increase in revenue in our HCN Segment. In our APEI Segment, net course registrations by new students and total net course registrations increased 25.0% and 17.7%, respectively, during the three months ended September 30, 2020, as compared to the prior year period. The HCN Segment revenue increase was primarily due to an 88.1% increase in new student enrollment and a 38.6% increase in total enrollment.

Costs and expenses. Costs and expenses for the three months ended September 30, 2020 were $75.8 million, an increase of $5.0 million, or 7.1%, compared to $70.8 million for the three months ended September 30, 2019. The increase in costs and expenses for the three months ended September 30, 2020 as compared to the prior year period was primarily due to increases in employee compensation costs, advertising costs, professional fees, and information technology costs in our APEI Segment and increases in instructional materials costs and employee compensation costs in our HCN Segment partially offset by a decrease in advertising costs in our HCN Segment and bad debt expense in our APEI Segment. Results for the three months ended September 30, 2020 include the following costs on a pre-tax basis: a $2.1 million increase in advertising costs compared to the prior year period, $1.9 million in professional fees associated with strategic growth opportunities including the Rasmussen Acquisition, and $1.5 million in information technology costs related to the replacements and upgrades to our information technology systems, including the replacements of our learning management and customer relationship management systems. Results for the three months ended September 30, 2019 include the following on a pre-tax basis: $2.8 million in employee compensation costs for post-employment benefits related to the former APUS President’s retirement in our APEI Segment and a non-cash goodwill impairment of $1.5 million in our HCN Segment. Costs and expenses as a percentage of revenue decreased to 95.8% for the three months ended September 30, 2020, from 104.3% for the three months ended September 30, 2019. The decrease in costs and expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2020 were $31.1 million, an increase of $3.8 million, or 14.0%, from $27.3 million for the three months ended September 30, 2019. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs in our APEI Segment and increases in instructional materials costs and employee compensation costs in our HCN Segment. Instructional costs and services expenses as a percentage of revenue decreased to 39.3% for the three months ended September 30, 2020, from 40.2% for the three months ended September 30, 2019. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in instructional costs and services expenses.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2020 were $18.5 million, an increase of $2.6 million, or 16.7%, from $15.9 million for the three months ended September 30, 2019. The increase in selling and promotional expenses was primarily due to increases in advertising costs and employee compensation costs in our APEI Segment partially offset by a decrease in advertising costs in our HCN Segment. APEI Segment advertising costs increased $2.3 million compared to the prior year period. Selling and promotional expenses as a percentage of revenue was 23.4% for both the three months ended September 30, 2020 and 2019.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2020 were $22.6 million, an increase of $0.6 million, or 2.5%, from $22.0 million for the three months ended September 30, 2019. The increase in general and administrative expenses for the three months ended September 30, 2020 as compared to the prior year period was primarily the result of increases in professional fees and information technology costs in our APEI Segment partially offset by decreases in employee compensation costs and bad debt expense in our APEI Segment. For the three months ended September 30, 2020, APEI Segment general and administrative expenses include the following on a pre-tax basis: approximately $1.9 million in professional fees associated with strategic growth opportunities including the Rasmussen Acquisition, and $1.5 million of information technology costs related to replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship management systems. For the three months ended September 30, 2019, APEI Segment general and administrative expenses include $2.8 million in employee compensation costs for post-employment benefits related to the former APUS President’s retirement. Consolidated bad debt expense for the three months ended September 30, 2020 was $0.9 million, or 1.1% of revenue, compared to $1.0 million, or 1.5% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 28.5% for the three months ended September 30, 2020, from 32.4% for the three months ended September 30, 2019. The decrease in general and administrative expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in general and administrative expenses. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time, and may increase in the fourth quarter of 2020.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.4 million for both the three months ended September 30, 2020 and 2019, respectively.

Impairment of goodwill. There was no impairment of goodwill for the three months ended September 30, 2020. The $1.5 million pretax, non-cash impairment of goodwill for the three months ended September 30, 2019 resulted from the reduction of the carrying value of goodwill in our HCN Segment.

Depreciation and amortization expenses. Depreciation and amortization expenses were $3.2 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 4.1% for the three months ended September 30, 2020, from 5.5% for the three months ended September 30, 2019. The decrease in depreciation and amortization expenses as a percentage of revenue was primarily due to a decrease in depreciation and amortization expenses during a period when consolidated revenue increased.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.9 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income. Interest income was $0.1 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. The decrease was due to a decrease in interest rates when compared to the prior year period.

Income tax expense (benefit). We recognized income tax expense of $0.8 million and an income tax benefit of $0.2 million for the three months ended September 30, 2020 and 2019, respectively, or effective tax rates of 22.9% and (12.7)%, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the tax benefit for the three months ended September 30, 2019 is due to the pre-tax loss in the prior year period. There was no material impact to our effective tax rate for the three months ended September 30, 2020 as a result of the effects of the COVID-19 pandemic.

Equity investment income (loss). Equity investment income was $0.0 million and $0.02 million for the three months ended September 30, 2020 and 2019, respectively.

Net income (loss). Our net income was $2.6 million for the three months ended September 30, 2020, compared to a net loss of $1.6 million for the three months ended September 30, 2019, an increase of $4.2 million. This increase was related to the factors discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue. Our consolidated revenue for the nine months ended September 30, 2020 was $235.9 million, an increase of $24.0 million, or 11.3%, compared to $211.9 million for the nine months ended September 30, 2019. The increase in revenue was due to a $19.9 million, or 10.4% increase in our APEI Segment and a $4.1 million, or 19.0%, increase in revenue in our HCN Segment. In our APEI Segment, net course registrations by new students and total net course registrations increased 18.2% and

11.7%, respectively, during the nine months ended September 30, 2020, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 58.8% increase in new student enrollment and a 12.7% increase in total enrollment.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2020 were $220.8 million, an increase of $13.1 million, or 6.3%, compared to $207.7 million for the nine months ended September 30, 2019. The increase in costs and expenses was primarily due to increases in employee compensation costs, advertising and marketing support costs, professional fees, and information technology costs in our APEI Segment and increases in instructional materials costs, employee compensation costs, facilities costs, advertising costs, and bad debt expense in our HCN Segment partially offset by decreases in commencement and travel costs and bad debt expense in our APEI Segment. The nine months ended September 30, 2020 includes the following costs on a pre-tax basis: a $6.6 million increase in advertising costs compared to the prior year period, $3.8 million in professional fees associated with strategic growth opportunities including the Rasmussen Acquisition, and $3.4 million in information technology costs related to the replacements and upgrades to our information technology systems, including the replacements of our learning management and customer relationship management systems. Costs and expenses for the nine months ended September 30, 2019 includes the following on a pre-tax basis: a non-cash goodwill impairment of $7.3 million in our HCN Segment and $2.8 million in employee compensation costs for post-employment benefits related to the former APUS President’s retirement in our APEI Segment. Costs and expenses as a percentage of revenue decreased to 93.6% for the nine months ended September 30, 2020, from 98.0% for the nine months ended September 30, 2019. The decrease in costs and expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2020 were $91.1 million, an increase of $7.2 million, or 8.5%, from $83.9 million for the nine months ended September 30, 2019. The increase in instructional costs and services expenses was primarily due to increases in employee compensation costs and instructional materials costs in our APEI Segment and increases in employee compensation costs, instructional materials costs, and facilities costs in our HCN Segment partially offset by a decrease in commencement and travel costs in our APEI Segment. Instructional costs and services expenses as a percentage of revenue decreased to 38.6% for the nine months ended September 30, 2020, from 39.6% for the nine months ended September 30, 2019. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in instructional costs and services expenses.
Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2020 were $53.8 million, an increase of $8.8 million, or 19.5%, from $45.0 million for the nine months ended September 30, 2019. The increase in selling and promotional expenses was primarily due to increases in advertising and marketing support costs and employee compensation costs in our APEI Segment and an increase in advertising costs in our HCN Segment. Advertising costs increased $6.4 million and marketing support costs increased $0.5 million in our APEI Segment and advertising costs increased $0.2 million in our HCN Segment as compared to the prior year period. Selling and promotional expenses as a percentage of revenue increased to 22.8% for the nine months ended September 30, 2020, from 21.3% for the nine months ended September 30, 2019. The increase in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses increasing at a rate greater than the increase in our consolidated revenue.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2020 were $65.3 million, an increase of $6.1 million, or 10.3%, from $59.2 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily related to increases in professional fees, employee compensation costs, and information technology costs in our APEI Segment and an increase in bad debt expense in our HCN Segment partially offset by a decrease in bad debt expense in our APEI Segment and a decrease in employee compensation costs in our HCN Segment. For the nine months ended September 30, 2020, APEI Segment general and administrative expenses includes the following costs on a pre-tax basis: $3.8 million in professional fees associated with strategic growth opportunities including the Rasmussen Acquisition, $3.4 million of information technology costs related to replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship management systems. For the nine months ended September 30, 2019, APEI Segment general and administrative expenses includes the following costs on a pre-tax basis: $2.8 million in employee compensation costs for post-employment benefits related to the former APUS President’s retirement; $1.4 million of professional fees associated with strategic growth opportunities including the Rasmussen Acquisition; and $1.1 million related to the evaluation of replacements or upgrades to our information technology and learning management systems. Consolidated bad debt expense for the nine months ended September 30, 2020 was $2.8 million, or 1.2% of revenue, compared to $2.9 million, or 1.4% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 27.7% for the nine months ended September 30, 2020, from 27.9% for the nine months ended September 30, 2019. The decrease in general and administrative expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in general and administrative expenses. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect our general and administrative expenses related to professional fees will vary from time to time, and may increase in the fourth quarter of 2020.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.7 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Impairment of goodwill. There was no impairment of goodwill for the nine months ended September 30, 2020. The $7.3 million pretax, non-cash impairment of goodwill for the nine months ended September 30, 2019 resulted from the reduction of the carrying value of goodwill in our HCN Segment.

Depreciation and amortization expenses. Depreciation and amortization expenses were $10.0 million and $11.8 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 4.2% for the nine months ended September 30, 2020, from 5.5% for the nine months ended September 30, 2019. The decrease in depreciation and amortization expenses as a percentage of revenue was primarily due to a decrease in depreciation and amortization expenses during a period when consolidated revenue increased.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses was approximately $5.3 million and $5.0 million for the nine months ended September 30, 2020 and 2019. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income. Interest income was $1.0 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was due to a decrease in interest rates when compared to the prior year period.

Income tax expense. We recognized income tax expense of $4.3 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively, or effective tax rates of 26.7% and 27.1%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2020 is primarily due to lower amount of non-deductible expenses in proportion to pre-tax income as compared to the prior period. The effective tax rate for the nine months ended September 30, 2020 includes income tax expense of $0.1 million related to ASU No. 2016-09 Compensation - Stock Compensation (Topic 718), compared to an income tax expense benefit of $0.5 million for the nine months ended September 30, 2019. There was no material impact to our effective tax rate for the nine months ended September 30, 2020 as a result of the effects of the COVID-19 pandemic.

Equity investment loss. Equity investment loss was $0.0 million for the nine months ended September 30, 2020 compared to a loss of $1.5 million for the nine months ended September 30, 2019.

Net income. Our net income was $11.8 million for the nine months ended September 30, 2020, compared to net income of $4.3 million for the nine months ended September 30, 2019, an increase of $7.5 million. This increase was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$69,610	$61,217	$210,251	$190,386
Hondros College of Nursing Segment	9,541	6,696	25,682	21,584
Intersegment elimination	(18)	(25)	(57)	(81)
Total Revenue	$79,133	$67,888	235,876	$211,889
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$2,840	$247	$15,495	$14,358
Hondros College of Nursing Segment	466	(3,158)	(455)	(10,214)
Intersegment elimination	2	(2)	2	3
Total income (loss) from operations before interest income and income taxes	$3,308	$(2,913)	$15,042	$4,147

APEI Segment

For the three months ended September 30, 2020, the $8.4 million, or 13.7%, increase to approximately $69.6 million in revenue in our APEI Segment was attributable to higher net course registrations primarily as a result of additional military registrations from students utilizing DoD tuition assistance which is at a lower revenue per net course registration than other funding sources. Net course registrations at APUS increased 17.7% to approximately 90,300 from approximately 76,700 during the three months ended September 30, 2020 compared to the same period in 2019. Income from operations before interest income and income taxes increased to $2.8 million during the three months ended September 30, 2020, from $0.2 million, an increase of $2.6 million compared to the prior year as a result of an increase in revenue due to increases in registrations discussed above.

For the nine months ended September 30, 2020, the $19.9 million, or 10.4%, increase to approximately $210.3 million in revenue in our APEI Segment was primarily attributable to higher net course registrations primarily as a result of additional military registrations from students utilizing DoD tuition assistance which is at a lower revenue per net course registration than other funding sources. Net course registrations at APUS increased 11.7% to approximately 264,700 from approximately 236,900 during the nine months ended September 30, 2020 compared to the same period in 2019. Income from operations before interest income and income taxes was $15.5 million during the nine months ended September 30, 2020, an increase of 7.9% compared to the same period in 2019, as a result of an increase in revenue due to increases in registrations discussed above.

HCN Segment

For the three months ended September 30, 2020, the $2.8 million, or 42.5%, increase to approximately $9.5 million in revenue in our HCN Segment was attributable to an increase in total student enrollment. HCN new student enrollment for the three month period ended September 30, 2020 increased to 649 from 345, or approximately 88.1%, as compared to the comparable prior year period. HCN total student enrollment increased 38.6% to approximately 2,000 from approximately 1,400 students during the three months ended September 30, 2020 compared to the same period in 2019. We believe that the increase in HCN’s total student enrollment for the three months ended September 30, 2020 was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, the continued impact of new initiatives implemented in 2019 such as the direct entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. Income from operations before interest income and income taxes in our HCN Segment was $0.5 million during the three months ended September 30, 2020, compared to a loss of $3.2 million in the same period in 2019, an increase of $3.7 million, primarily as a result of the increase in revenue due to higher enrollment discussed above and the $1.5 million pretax, non-cash impairment of goodwill in 2019.

For the nine months ended September 30, 2020, the $4.1 million, or 19.0%, increase to approximately $25.7 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN new student enrollment increased 58.8% and total student enrollment increased 12.7% during the nine months ended September 30, 2020 compared to the same period in 2019. We believe that the increase in HCN’s enrollment for the nine months ended September 30, 2020 was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of new initiatives implemented in 2019 such as the direct entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. The loss from operations before interest income and income taxes in our HCN Segment was $0.5 million during the nine months ended September 30, 2020, compared to a loss of $10.2 million in the same period in 2019, a decrease of $9.7 million, primarily as a result of the increase in revenue due to higher enrollment discussed above and the $7.3 million pretax, non-cash impairment of goodwill in 2019.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the nine months ended September 30, 2020 and 2019 with cash provided by operating activities. Cash and cash equivalents were $228.0 million and $202.7 million at September 30, 2020 and December 31, 2019, respectively, representing an increase of $25.3 million, or 12.5%. Cash and cash equivalents at September 30, 2020 increased by $17.9 million from $210.1 million, or 8.5%, as compared to September 30, 2019.

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

We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We expect operating expenditures to increase in future periods as we accelerate the investment in and modernization of our information technology systems and increase marketing and other expenditures. For the year ended December 31, 2019, we incurred approximately $2.1 million to evaluate and invest in replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship systems, and to inform the scope and duration of the larger overall information technology transformation program. For the nine months ended September 30, 2020, we incurred approximately $3.7 million, including $0.4 million of capital costs, of the anticipated 2020 spending of between approximately $6.0 million and $8.0 million on our information technology transformation program, focusing on specific information technology projects, including replacements of our learning management and customer relationship management systems. APUS signed a contract for a replacement customer relationship management system in the first quarter of 2020 and began its first cohort of students in a new learning management system in March 2020. We will continue to evaluate our Partnership At a Distance™, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well. Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may increase as we evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. We will need additional capital to finance the Rasmussen Acquisition, and we may also need additional capital in the future, including to finance other business acquisitions and investments in technology or to achieve growth or fund other business initiatives.
Acquisition of Rasmussen University

In connection with entering into the Rasmussen Agreement, on October 28, 2020, we entered into a senior secured credit facilities commitment letter, or the Commitment Letter, with Macquarie Capital (USA) Inc., or Macquarie Capital, and Macquarie Capital Funding LLC, or Macquarie Lender, pursuant to which Macquarie committed to provide (i) a senior secured term loan facility in the aggregate principal amount of $175 million, or the Term Facility, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million, or together with the Term Facility, the Facilities. Macquarie Capital will act as lead arranger and bookrunner with respect to the Facilities. The commitments under the Commitment Letter to provide the Facilities are subject to customary conditions, including the absence of a Material Adverse Effect (as defined in the Rasmussen Agreement) on the Acquired Companies having occurred, the execution of satisfactory documentation, and other customary closing conditions. We currently expect to pay up to $175 million of the cash consideration for the Rasmussen Acquisition with proceeds from the Facilities, and the Rasmussen Agreement requires us to use commercially reasonable efforts to obtain debt financing for the Rasmussen Acquisition.

Our future capital requirements will depend on a number of factors, including our ability to consummate the Rasmussen Acquisition on the terms and schedule contemplated and our ability to obtain the Facilities or to secure alternative financing. There can be no guarantee that we will be able to close the Facilities or alternative financing arrangements on commercially reasonable terms or at all, or that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

The Company did not repurchase shares during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased 547,563 shares of common stock. At September 30, 2020, there remains $8.4 million available under our share repurchase authorization.

For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report.

Operating Activities

Net cash provided by operating activities was $44.7 million and $31.9 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash from operating activities is primarily due to an increase in net income, changes in working capital due to the timing of receipts and payments, and lower estimated tax payments in 2020. Accounts receivable at September 30, 2020, was approximately $1.8 million lower than December 31, 2019 due to the timing of payment processing by customers. Accounts payable, accrued compensation and benefits, and accrued liabilities at September 30, 2020 were approximately $7.2 million higher than December 31, 2019 primarily due to additional incentive compensation accruals and the timing of expenditures and the processing of payments.

Investing Activities

Net cash used in investing activities was $3.8 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease was primarily related to proceeds received for the sale of real property in our APEI Segment during the nine months ended September 30, 2020.

Financing Activities

Net cash used in financing activities was $15.7 million and $29.8 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash used in financing activities for the nine months ended September 30, 2020 was due to a decrease in cash used to repurchase our common stock partially offset by an increase in cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. For the nine months ended September 30, 2020 and 2019, we used $13.6 million and $27.3 million, respectively, to repurchase shares of our common stock in accordance with our share repurchase program.

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

In February 2020, APUS entered into a 48 month agreement with a customer relationship management platform provider. The total value of the contract over that 48 month period is approximately $3.5 million. Other than this agreement, there were no material changes to our contractual commitments outside of the ordinary course of our business during the nine months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2020. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. For example, during the period ended September 30, 2020 and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to reduce interest income earned on our invested funds. However, the decrease in interest income did not have a material impact on our earnings. At September 30, 2020, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Notwithstanding the impacts of COVID-19, there has been no material change to our market risk or interest rate risk during the nine months ended September 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2020. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

The Rasmussen Acquisition may not be completed on the anticipated timeline, or at all, and the failure to complete the Rasmussen Acquisition could adversely impact our business, results of operations, financial condition, and the market price of our common stock.

The closing of the Rasmussen Acquisition is subject to a number of conditions as set forth in the Rasmussen Agreement that must be satisfied or waived, including among others, (i) regulatory review by the U.S. Department of Education, approval by the Higher Learning Commission, and approval of or notices to other regulatory and accrediting bodies, (ii) filings with and consents required to be made or obtained under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration of any related waiting period, (iii) enrollment in Rasmussen’s nursing programs, in the term prior to closing, not having declined by more than five percent from enrollment as of the start of the same academic term in the prior academic year, and (iv) approval by the U.S. Department of Education of Rasmussen’s March 2019 change in ownership. There can be no assurance that all required approvals will be obtained or that all other closing conditions will otherwise be satisfied or waived, and, if all required approvals are obtained and all closing conditions are satisfied or waived, we can provide no assurance as to the terms, conditions and timing of such approvals or that the Rasmussen Acquisition will be completed in a timely manner or at all. Certain of the conditions to completion of the Rasmussen Acquisition are not within either our or Rasmussen’s control, and we cannot predict when or if these conditions will be satisfied or waived. Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Rasmussen Acquisition or otherwise have an adverse effect on us. The Closing is also dependent on the accuracy of representations and warranties made by the parties to the Rasmussen Agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the Rasmussen Agreement.

If the Rasmussen Acquisition is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Rasmussen Acquisition will be completed. In addition, some costs related to the Rasmussen Acquisition must be paid whether or not the Rasmussen Acquisition is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Rasmussen Acquisition, for which we will have received little or no benefit if completion of the Rasmussen Acquisition does not occur. We may also experience negative reactions from our investors, students, and employees and faculty.

We are relying on the availability of financing under a commitment letter for debt financing to fund a portion of the purchase price for the Rasmussen Acquisition.

We plan to finance a portion of the aggregate purchase price for the Rasmussen Acquisition. In connection with the Rasmussen Acquisition, we entered into a commitment letter for (i) a senior secured term loan facility in the aggregate principal amount of $175 million, or the Term Facility, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million, or together with the Term Facility, the Facilities, the terms of which are expected to be finalized on or prior to the Closing. The obligations of the lenders under the commitment letter are subject to conditions, which may not be met. We currently expect to pay up to $175 million of the cash consideration for the Rasmussen Acquisition with proceeds from the Facilities. There can be no guarantee that we will be able to close the Facilities or any alternative financing arrangements on commercially reasonable terms or at all. If the Facilities are not available, and alternative financing cannot be secured, we may not be able to pay the cash consideration for the Rasmussen Acquisition, in which case the Rasmussen Acquisition would not be completed.

We have incurred, and will continue to incur, significant transaction costs and integration costs in connection with the Rasmussen Acquisition.

We have incurred, and will continue to incur, significant costs, expenses and fees, including fees for professional services and other transaction costs, in connection with the Rasmussen Acquisition, including costs that we may not currently expect. We must pay many of these costs and expenses whether or not the transaction is completed. In addition, we expect to incur significant integration costs after the Closing. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Integrating our business with Rasmussen’s business may be more difficult, costly or time-consuming than expected, and we may not realize the expected benefits of the Rasmussen Acquisition, which may adversely affect our business results.

If we experience greater than anticipated costs to integrate or are not able to successfully integrate Rasmussen into our existing operations, we may not be able to achieve the anticipated benefits of the Rasmussen Acquisition, including cost savings and other synergies and growth opportunities. Even if the integration of Rasmussen’s business is successful, we may not realize all of the anticipated benefits of the Rasmussen Acquisition during the anticipated time frame, or at all. For example, events outside our control, such as changes in regulation and laws, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from this acquisition. In addition, Rasmussen is a privately held company and has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Rasmussen’s financial and disclosure controls and procedures

An inability to realize the full extent of the anticipated benefits of the Rasmussen Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock after the completion of the Rasmussen Acquisition. In addition, it is possible that the integration process could result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with students, faculty and other employees or to achieve the anticipated benefits of the Rasmussen Acquisition. Integration efforts also may divert management attention and resources.

Rasmussen may have liabilities that are not known to us.

Rasmussen may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations. Following the completion of the Rasmussen Acquisition, we may learn additional information about Rasmussen that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

We expect to incur substantial indebtedness under the Facilities, the cost of servicing that debt could adversely affect our business and financial results, and we may not be able in the future to service that debt.

Our ability to make scheduled payments on or to refinance our obligations under the Facilities or any alternative debt financing arrangements will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. The indebtedness we expect to incur in connection with the Rasmussen Acquisition will require us to dedicate a substantial portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. There can be no assurance that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our business and financial condition would be materially harmed.

The COVID-19 pandemic has caused us to have to adjust our operations, which could adversely affect the student experience, particularly at HCN, and could have additional adverse effects on our business, financial condition, or results of operations.

The ongoing COVID-19 pandemic required us to shift from campus-based to a blended model at HCN with online delivery of its courses and limited in person interactions, have nearly all of our employees work remotely, and implement business continuity processes. Ongoing impacts could also cause a disruption of educational services provided to students and increase costs for HCN to continue to deliver courses in person and online. HCN has fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. There can be no assurance that these and other protective measures we have implemented or may put in place will be successful in preventing cases of COVID-19 among our employees and students, or that HCN will not need to again further limit campus interactions or close its campuses. Furthermore, we have limited experience delivering HCN’s curriculum online, and to the extent HCN utilizes online learning, HCN’s students may not experience the same level of success in coursework or with NCLEX scores as they would in a traditional campus environment. If HCN is unable to continue to deliver instruction on campus or to effectively create and manage online or blended versions, or otherwise arrange for delivery of all of the required elements of HCN’s academic programs, HCN’s students may not be able to complete their studies with HCN, impacting their ability to graduate and obtain licensure, employment or their other desired outcomes. This would likely have a material adverse effect on our business, financial condition or results of operations. Furthermore, the need to practice social distancing increases the need for space in HCN’s facilities and therefore HCN has temporarily obtained and may need to obtain further additional facilities. For example, in October 2020, HCN began temporarily expanding certain campuses through short-term leases of additional space to be used as lab space in order to accommodate student demand in compliance with COVID-related public health measures that effectively limit the number of students in each lab class. HCN may also need to place restrictions on program size, which may adversely impact our results of operations.

While we have not experienced significant changes in interactions with students other than by temporarily shifting to online and then blended in person and online learning at HCN, we may experience such impacts in the future if the COVID-19 pandemic and its effects are prolonged or increase in scope. For example, APUS faculty, substantially all of whom work remotely in ordinary circumstances, and our student support services teams, many of whom routinely work in our offices, may experience increasing difficulty in continuing to provide quality instruction and support to our students if current social distancing and future “stay-at-home” orders impact the communities in which they live, causing disruption in their lives that could impact their ability to provide a quality product, lead to increase absenteeism, or impact their ability to continue working. Almost all of the remainder of our workforce is working remotely, and we have implemented business continuity processes, which may lead to decreased operational efficiency and other challenges inherent in doing things in a manner different than our ordinary course operations. If faculty, student support services staff, administrators, or other skilled personnel cease working or are unable to work as efficiently or effectively due to the effects of the COVID-19 pandemic, we could lose capacity and expertise critical to our operations and the delivery of instruction and services to students. Over time, any reduction in operating efficiencies or other business challenges could compound or worsen, adversely impacting our operations and our ability to provide services to our students. For example, the economic downturn, restrictions on business activities, and other effects of the COVID-19 pandemic could result in the inability of our third-party vendors to serve us, which could disrupt integral business processes. Remote working and the implementation of business continuity processes also generally create operational challenges around information technology matters, including, for example, an enhanced risk of cyber events and more difficulty in responding to them. It is not practical to estimate or identify all potential risks that could arise from having substantially all of our workforce working remotely or other impacts of the COVID-19 pandemic and there may be risks that are not reasonably foreseeable. There could be significant adverse effects on our business, financial condition, and results of operations that we have not identified or that we do not currently expect will be material.

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

A variety of factors impact our ability to attract new, qualified students in a cost-effective manner, and these students must remain active in our institutions’ programs. In 2020, we launched a new marketing campaign focusing on affordability and return on investment for learners. Our marketing efforts, including our new campaign, may be less successful than we anticipate in attracting qualified students. It may also be difficult to assess the value of our efforts if we are unable to ascertain whether and to what extent these efforts are impacted by extrinsic events, including the ongoing COVID-19 pandemic and the related economic downturn. More generally, we are unable to estimate the level of disruption that the ongoing COVID-19 pandemic and the related economic downturn will have on our business, including our ability to attract new, qualified students and the ability of our existing students to continue to persist in our programs. For example, the pandemic could have an adverse effect on student enrollment if current or prospective students are unable to pay for tuition or related costs of postsecondary education, or otherwise decide not to pursue postsecondary education in light of the COVID-19 pandemic and related economic, health, family, or other hardships they are facing.

If we are unable to successfully pursue HCN’s program initiatives and expansions, including opening new HCN campuses, our future growth may be impaired.

We experienced decreases in enrollment at HCN in 2019, which resulted in a significant decline in revenue in our HCN Segment. The success of HCN will depend on our ability to maintain and increase student enrollments in HCN’s programs and grow HCN’s on-campus offerings. As part of our strategy, we intend to open new campuses for HCN, such as the new campus in suburban Toledo, Ohio that began operations in early 2017, our new campus in Indianapolis, Indiana that began courses in April 2020, and our planned additional campus in Akron, Ohio. Such actions require us to obtain appropriate federal, state, and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. Adding new locations may also require significant financial investments, human resource capabilities, and new clinical placement relationships. In addition, regulatory authorities may place limitations or restrictions on new programs or campuses, including by only provisionally accrediting programs or limiting the number of initial enrollees. For example, in November 2019, the Indiana State Board of Nursing voted to grant initial accreditation for a PN Program at HCN’s Indianapolis campus, but growth beyond an initial cohort of up to 30 students for the first year is subject to HCN’s ability to petition to increase the number of admissions after a site visit that will occur upon graduation of the first cohort. The Indiana State Board of Nursing will not grant the Indianapolis campus full accreditation status until the first cohort graduates, and may not grant full accreditation at that time if the program has a pass rate lower than one standard deviation below the average national pass rate. The increase of student enrollments and growth of HCN’s on-campus offerings, including through opening of new campuses and full accreditation of those campuses, may be adversely affected by events beyond our control.

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

Economic and market conditions in the U.S. or abroad could affect our enrollments, success with placement and persistence and cohort default rates.

Our business has been in the past and may in the future be adversely affected by a general economic slowdown or recession in the U.S. or abroad, such as the economic downturn associated with the COVID-19 pandemic. Adverse economic developments could result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, could result in declines in our success with placements and persistence. In addition, adverse economic developments could adversely affect the ability or willingness of our former students to repay student loans, which could increase our institutions’ student loan cohort default rates, require increased time, attention, and resources to manage these defaults, adversely affect the recoverability of receivables, and increase our bad debt expense, among other impacts. Higher default rates may also adversely impact our eligibility to participate in some Title IV programs, which could adversely impact our operations and financial condition. The CARES Act provided temporary relief for federal student loan borrowers by suspending payments on federal student loans until September 30, 2020, and an executive order extended this relief until December 31, 2020. During this period, interest will not accrue and involuntary collection procedures will be suspended. However, this relief is not permanent and we cannot predict whether additional relief will be granted or what the impact of the end of this temporary relief will be.

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

As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Regulatory and Legislative Activity,” in March 2020, Congress passed the CARES Act in response to COVID-19 and its related effects. Wholly online institutions are effectively ineligible for any of the $12.6 billion in funding from ED available to higher education institutions under the Higher Education Emergency Relief Fund, or HEERF, established by the CARES Act. ED allocated $3.1 million for HCN and in May 2020, HCN received its HEERF allocation. No allocation of HEERF funds was made to APUS by ED. As part of the process to receive its allocation, HCN signed a funding certification and agreement setting forth terms and conditions, including compliance with relevant CARES Act provisions and applicable law.

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

In October 2018, ED announced the Accreditation and Innovation Committee would prepare proposed regulations related to, among other things, courses offered through distance education. ED published a notice of proposed rulemaking in April 2020 based on consensus language agreed to by the Accreditation and Innovation Committee. On August 24, 2020, ED released the final rule, which goes into effect on July 1, 2021. The rulemaking on distance education provides institutions additional flexibility in offering distance education and competency-based education programs. New definitions related to “academic engagement,” “distance education,” and “regular and substantive interaction” provide further clarity regarding the instructional requirements that distance education programs must abide by in order to remain eligible for Title IV disbursements. Failure to comply with these standards could lead to adverse actions by ED.

The postsecondary education regulatory environment may change in the future as a result of the U.S. federal election in November 2020 and any related run-off elections.

A change in the Presidential Administration or Congress may result in changes to, or elimination of, currently effective ED regulations, or the implementation of new ED regulations. For example, a new Congress could seek to act under the Congressional Review Act, which establishes legislative procedures through which Congress may adopt a joint resolution of disapproval to nullify certain agency final regulations within a certain time period after the regulations are finalized by the agency. ED, under new leadership, could also initiate new rulemaking processes to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. We cannot predict the extent to which a new Presidential Administration or Congress will act to change or eliminate or to implement new ED regulations, policies, and practices, nor can we predict the form that new regulations, policies, or practices may take. We also cannot predict the extent any other potential regulatory or legislative activity as a result of the U.S. federal elections may impact us or our institutions, nor can we predict the possible associated burdens and costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended September 30, 2020, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2020	—	$—	—	312,816	$8,396,734
July 1, 2020 - July 31, 2020	—	—	—	317,924	8,396,734
August 1, 2020 - August 31, 2020	—	—	—	331,841	8,396,734
September 1, 2020 - September 30, 2020	—	—	—	331,841	8,396,734
Total	—	$—	—	331,841	$8,396,734

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

(3)During the three month period ended September 30, 2020, we were deemed to have repurchased 5,395 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1	Membership Interest Purchase Agreement, dated October 28, 2020, by and among American Public Education, Inc., FAH Education, LLC, Rasmussen, LLC, and Rasmussen College, LLC. (1)
10.1+	Amendment to Executive Employment Agreement dated September 23, 2020, by and between American Public Education, Inc. and Angela Selden
10.2+	Executive Employment Agreement dated June 29, 2020 by and among American Public University System, Inc., American Public Education, Inc. and Wade T. Dyke
10.3	Commitment Letter, dated October 28, 2020, by and among American Public Education, Inc., Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on October 28, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	November 9, 2020
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 9, 2020
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)