Form 10-K
period 2020-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2021-03-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐ Transition report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to  ______

Commission file number: 001-33810

American Public Education, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0724376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Congress Street, Charles Town, West Virginia	25414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (304) 724-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	APEI	Nasdaq Global Select Market

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the price at which the common stock was last sold on the Nasdaq Global Select Market on that date, was approximately $424 million.

The total number of shares of common stock outstanding as of March 5, 2021, was 18,641,527.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2020 fiscal year) are incorporated by reference into Part III of this Annual Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•our expectations regarding the effects of and our response to the COVID-19 pandemic, including our ability to successfully shift to blended in person and online learning at Hondros College of Nursing, or HCN, impacts on business operations and our financial results, and our ability to take advantage of emergency relief and to comply with related regulations;
•our proposed acquisition of Rasmussen University;
•changes to and expectations regarding our student enrollment, net course registrations, and the composition of our student body, including the pace of such changes;
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
•actions by the Department of Defense, or DoD, or branches of the United States Armed Forces;
•federal appropriations and other budgetary matters, including government shutdowns;
•our ability to comply with the extensive regulatory framework applicable to our industry, as well as state law and regulations and accrediting agency requirements;
•our ability to undertake initiatives to improve the learning experience and attract students who are likely to persist;
•changes in enrollment in postsecondary degree-granting institutions and workforce needs;
•the competitive environment in which we operate;
•our cash needs and expectations regarding cash flow from operations;
•our ability to manage and influence our bad debt expense;
•our ability to manage, grow, and diversify our business and execute our business initiatives and strategy; and
•our financial performance generally.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us, and are not guarantees of future results. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Risks and uncertainties involved in the forward-looking statements include, among others, the factors set forth below in “Summary of Risk Factors.”

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
Summary of Risk Factors

We are subject to a variety of risks and uncertainties, including risks that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The following summary of the principal factors that make an investment in our securities speculative or risky should not be relied upon as an exhaustive summary of the material risks facing us. You should read the following summary together with the more detailed description of risks that we deem material described under “Risk Factors” in Item 1A of this Annual Report and the other information contained in this Annual Report before investing in our securities.

Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic has caused us to adjust our operations, which could adversely affect the student experience, and could have additional adverse effects on our business, financial condition, or results of operations.
•Changes to our teaching methodology, at HCN, including as a result of COVID-19, could have an adverse impact on outcomes, which could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.
Risks Related to Attracting and Retaining Students
•Our success and financial performance depend on the effectiveness of our ability to market our programs and attract students who persist in our institutions’ programs. If we are unable to effectively market our programs, including through strong relationships with, and access to, various military installations and installation education centers, our operating results would be negatively affected.
•Enrollments and course registrations by active duty service members may be adversely affected by a variety of factors not directly related to education programs.
•Our revenue and number of students would decrease if American Public University System, Inc., or APUS, is no longer able to receive funds under DoD tuition assistance programs or if tuition assistance is reduced, eliminated, or suspended.
•Changes our institutions may make to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed may adversely affect our institutions.
•If our institutions are unable to successfully adjust to future market demands on a timely basis and in a cost-effective manner, our performance may be impaired.
•Strong competition in the postsecondary education market, military market, or from non-traditional offerings, could decrease our institutions’ market share and increase our cost of acquiring students.
Risks Related to the Regulation of Our Industry
•If we or our institutions fail to comply with extensive regulatory requirements or to maintain their institutional accreditation and state authorization, we and our institutions could face a decline in student enrollment, and penalties and restrictions on operations, including loss of access to DoD tuition assistance programs, Title IV programs, VA, and federal student loans and grants.
•Changes in the postsecondary regulatory environment, including as a result of U.S. federal elections, have impacted and may impact our institutions.
•The inability of our institutions’ graduates to obtain professional licensure, employment, or other outcomes in their chosen fields of study could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

•A failure of HCN to satisfy accreditation standards, including specific student achievement indicators, could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, cash flows, and results of operations.
•If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs.
Risks Related to Our Business
•There are risks related to the acquisition of Rasmussen University, including:
◦the acquisition may not be completed on the anticipated timeline, or at all, which could adversely impact our business, results of operations, financial condition, and the market price of our common stock;
◦we are relying on the availability of financing under a commitment letter for debt financing, or alternative financing, to fund a portion of the purchase price for the acquisition;
◦the significant transaction and integration costs we have incurred and expect to incur in connection with the acquisition whether or not the transaction closes;
◦the risks related to the integration of Rasmussen’s business and our ability to realize the expected benefits of the acquisition;
◦risks related to incurring substantial debt under the term loan facilities that we have entered into in connection with financing the acquisition, the cost of servicing that debt, and our ability in the future to service that debt; and
◦Rasmussen University may have liabilities that are not known to us.
•Our business could be harmed if our institutions experience a disruption in their ability to process Title IV financial aid or participate in DoD tuition assistance programs.
•We have implemented a shared services model, and challenges encountered due to the ongoing operation and potential continued expansion of this model may cause strategic or operational challenges and adversely impact us.
•Efforts to diversify our business outside of the traditional areas served by our institutions may provide strategic and operational challenges that we are not prepared or able to address.
•As part of our business strategy, we have entered into, and may enter into or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention.
•We may need additional capital in the future, but there is no assurance that funds will be available to us on acceptable terms.
•We may not be able to successfully manage and limit our exposure to bad debt.
•If we are unable to attract, retain, and develop management, faculty, administrators, and skilled personnel, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.
•Economic and market conditions in the U.S. and abroad, including as a result of COVID-19, and changes in interest rates, could affect our enrollments, success with placement, and persistence and cohort default rates.
Risks Related to Our Technology Infrastructure
•We need to continue to expend time and money on our institutions’ information technology, which may place a strain on our capacity that could adversely affect our systems, controls, and operating efficiency, and those of our institutions.
•System disruptions to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructure and systems of third parties, could negatively impact our ability to generate revenue and could damage our reputation, limiting our ability to attract and retain students.

PART I
ITEM 1. BUSINESS
American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to approximately 92,500 students through two subsidiary institutions. In this Annual Report, “we,” “our,” “us,” “the Company” and similar terms refer to APEI and its educational institutions of higher learning collectively unless the context indicates otherwise.

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

COMPANY OVERVIEW
We seek to maximize a student’s return on their educational investment, which we call Higher Ed Return on Investment or “HEROITM”. Our institutions of higher learning offer programs designed to prepare individuals for productive contributions to their profession and society and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our institutions are:

•American Public University System, Inc., or APUS, which provides online postsecondary education to approximately 90,400 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU; and American Public University, or APU.

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

APUS is committed to providing quality, relevant, accessible, affordable, and student-focused higher education to a diverse student population in order to prepare students for service and leadership in a diverse, global society. In addition, the institution seeks to provide professional and workforce development solutions through partnerships with corporations and industry associations. Although APUS’s reach and appeal is broad, the institution continues to have an emphasis on serving the military, veteran, and public service communities. As of December 31, 2020, approximately 61% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment and approximately 13% of APUS’s students self-reported being a military veteran.

•National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN, which provides nursing education to approximately 2,100 students at five campuses in Ohio in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo and, beginning in April 2020, to students enrolled at a campus in Indianapolis, Indiana. In April 2021, HCN will begin offering classes at a new campus in Akron, Ohio. HCN serves the needs of local nursing and healthcare communities and addresses the persistent supply-demand gap for nurses that is evident nation-wide. HCN offers a Diploma in Practical Nursing, or PN, an Associate Degree in Nursing, or ADN, and a Direct Entry ADN option that offers an accelerated graduation pathway for students who meet certain transfer, academic and entrance exam requirements. Portions of the PN and ADN Programs are taught online. Upon completion of the PN and ADN programs, our HCN students are eligible to take the NCLEX-PN® and NCLEX-RN® exams, respectively, that are administered by National Council Licensure Exams for the licensing of nurses in the United States, Canada, and Australia.

HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES. HCN’s Ohio locations and programs are approved by the Ohio State Board of Career Colleges and Schools, or the Ohio State Board, the Ohio Board of Nursing, or OBN, and the PN Program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA.

In April 2020, HCN began classes for the first cohort of students enrolled in the PN Program at HCN’s new campus in Indianapolis, Indiana. The Indiana Board for Proprietary Education/Indiana Commission for Higher Education has authorized HCN to offer instruction at its campus in Indiana, and the Indiana State Board of Nursing granted initial accreditation and authorized the admission of the first cohort of students. HCN has also notified NLN CNEA of the opening of the Indianapolis campus. NLN CNEA approval was not required to begin classes. In January 2021, NLN CNEA completed a virtual focused site visit at HCN’s Indianapolis campus. Based upon the outcome of this focused site visit, NLN CNEA notified HCN that accreditation was granted to HCN’s PN program effective January 13, 2021.

On October 28, 2020, we entered into a definitive agreement to acquire Rasmussen University, a nursing- and health sciences-focused institution serving over 18,000 students at its 24 campuses across six states and online, which we refer to as the Rasmussen Acquisition. Pursuant to the terms of a Membership Interest Purchase Agreement, we agreed to purchase from FAH Education, LLC, all of the units of membership interests in Rasmussen LLC, Rasmussen University’s parent company, for $300 million in cash and $29 million in shares of a new series of non-voting preferred stock to be issued at the closing of the Rasmussen Acquisition (or, at our election, up to an additional $29 million in cash in lieu thereof), subject to customary adjustments, including for net working capital, cash and debt of the acquired companies. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions that include, among others, regulatory review by ED, approval by the HLC, and approval by or notices to other regulatory and accrediting bodies. We are relying on the availability of financing under a commitment letter for debt financing, or alternative financing, to fund a portion of the purchase price for the Rasmussen Acquisition. For additional information regarding this transaction, please refer to “– Regulatory Environment – Regulatory Actions and Restrictions on Operations – Rasmussen Acquisition Regulatory Review,” “Risk Factors – Risks Related to Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Rasmussen Acquisition,” and “Note 3. Acquisition Activity” included in our Consolidated Financial Statements in Item 8 of Part II of this Annual Report.

Reporting Segments

    Our operations are organized into two reporting segments:

•American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

    Our consolidated revenue for the year ended December 31, 2020 increased 12.4% to $321.8 million from $286.3 million for the year ended December 31, 2019. Net income for the year ended December 31, 2020 increased 88.0% to $18.8 million from $10.0 million for the year ended December 31, 2019. Financial information regarding each of our reporting segments, including information regarding segment revenue, net income, and total assets for each of the last three fiscal years, can be found in our Consolidated Financial Statements. Additional financial information is reported in this Annual Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and Supplementary Data.”

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has resulted in widespread disruptions in higher education, particularly with respect to institutions that engage in on-ground delivery of education, and a number of related regulatory developments. In March 2020, in response to the pandemic, we implemented our business continuity plan, at APEI and APUS, and employees not already remote transitioned to a remote workforce. APUS saw no interruption in academic instruction due to this transition. HCN, leveraging the expertise of APUS, temporarily closed all its campuses without interruption to student academic progression and then shifted to a blended model with online delivery of its courses and on-campus delivery of certain labs. HCN later fully reopened its campuses, using smaller in person classes with screening, social distancing, and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning, but reverted to online courses and limited on-campus labs in November 2020 following spikes in COVID-19 cases in Ohio. In addition, in October 2020, HCN began temporarily expanding certain campuses through short-term leases of additional space to be used as lab space in order to accommodate student demand and in compliance with COVID-related public health measures that effectively limit the number of students in each lab class. Despite these challenges, during the fiscal year ended December 31, 2020, APUS experienced an increase in net course registrations, which we believe may have been due in part to the impact of the COVID-19 pandemic, and HCN experienced an increase in new student enrollment, which we believe was due in part to an increase in demand for nursing education and a change in the competitive environment due to COVID-19. For more information on the impacts of COVID-19 on our business and related risks, please refer to the sections entitled “Risk Factors – Risks Related to the COVID-19 Pandemic” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

On March 27, 2020, Ohio enacted a COVID-19 emergency relief law that allows individuals who have successfully completed a nursing education program approved by OBN to receive a temporary license to practice as an RN or LPN before taking the NCLEX. Graduates of OBN-approved nursing education programs, such as HCN’s programs, were permitted to apply for a temporary license that was valid until March 1, 2021, at which time it expired.

In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in response to COVID-19 and its related effects. Due to the COVID-19 pandemic, many higher education institutions shifted to distance learning as campuses shut down as a result of the public health emergency. The CARES Act includes provisions designed to provide relief to higher education institutions in connection with the COVID-19 pandemic. The CARES Act created the Higher Education Emergency Relief Fund, or HEERF, that includes $12.6 billion in funding for higher education institutions. The CARES Act authorizes ED to allocate funding based on a statutory formula that accounts for the relative share of full-time students who are Pell Grant recipients. Students who were enrolled exclusively in distance education courses prior to the COVID-19 emergency are excluded from this calculation and, therefore, wholly online institutions were not eligible to receive an allocation of funding under the HEERF. ED allocated $3.1 million for HCN and in May 2020, HCN received its HEERF allocation, 100% of which was subsequently disbursed to eligible students. No allocation of HEERF funds was made to APUS by ED.

The CARES Act requires recipient institutions to use at least 50% of their HEERF funds to provide emergency grants to students for expenses related to the disruption of campus operations due to COVID-19. The CARES Act also permits institutions to use up to 50% of their HEERF funds to cover any costs associated with significant changes to the delivery of instruction due to COVID-19, so long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship. Although HCN incurred costs to shift its operations and delivery of instruction in light of COVID-19, it chose to distribute its entire HEERF allocation directly to eligible students. By June 30, 2020, HCN had distributed its entire allocation of $3.1 million in HEERF funds to eligible students. HCN has timely made required reports regarding use of its HEERF allocation under the CARES Act.

The CARES Act also includes waivers of certain Higher Education Act provisions related to the federal student financial aid programs in order to provide regulatory flexibility to institutions in connection with COVID-19-related disruptions. The CARES Act modifies processes related to the return of unearned Title IV funds in connection with student withdrawals during the COVID-19 pandemic, extends time limits for Pell Grants and Direct Loans as a result of withdrawals during this period, allows for flexibility in measuring the satisfactory academic progress of students, and permits institutions to continue making federal work study payments to students who can no longer meet work study obligations during the pandemic.

In December 2020, Congress passed the omnibus Consolidated Appropriations Act, 2021, or the CAA, which included the Coronavirus Response and Relief Supplemental Appropriations Act, or the CRRSAA, which contained several education-related provisions. The CRRSAA appropriated an additional $22.7 billion for the HEERF to be distributed to higher education institutions. The CRRSAA allocation formula differs from the CARES Act formula in several ways, including new allocations for institutions on the basis of the number of students enrolled exclusively in distance education. Under this formula, ED allocated approximately $600,000 for APUS and $2.0 million for HCN. Each institution has until April 15, 2021, to accept its allocation. The CRRSAA places limitations on the expenditure of funds that were not applicable to CARES Act funds. Specifically, the CRRSAA requires proprietary institutions to spend their entire new HEERF allocation on direct financial aid grants. The CRRSAA further specifies that institutions should provide grants based on financial need, with special emphasis on grants to students eligible for Pell Grants. However, the CRRSAA is also more flexible than the CARES Act in that it explicitly authorizes the allocation of financial aid grants to students enrolled in distance education. The CAA also includes additional provisions related to higher education. Relevant changes include an increase in the maximum Pell Grant for the 2021-2022 award year and significant shortening of the Free Application for Federal Student Aid (FAFSA).

ED has issued several guidance documents regarding the appropriate use of HEERF funds and related reporting requirements and regarding regulatory flexibility in the administration of federal student aid as a result of challenges related to COVID-19. These guidance documents provide institutions further information on allowable practices for the administration of federal work study, measurement of satisfactory academic progress, and proper return of unearned federal student aid to ED. ED has also extended a temporary freeze on payments and interest for federal student loans until at least September 30, 2021.

We cannot predict the extent to which the ongoing COVID-19 pandemic or related regulatory activity or legislative may impact us or our institutions.

Postsecondary Education Market Characteristics

    The postsecondary education market in the United States is large (with over 4,500 institutions), diverse in its business models, and fragmented such that no one institution has a significant market share. Most postsecondary institutions, including for-profit postsecondary institutions, regardless of where they are located, how they are organized, or who they serve, face significant challenges, including:

•Enrollment Declines: In the United States, student enrollment declined in the fall of 2020 by 2.5% at postsecondary institutions participating in the student financial aid programs authorized under Title IV of the HEA, or Title IV programs, as compared to the same period the previous year. Although four-year for-profit institution student enrollment increased 5.3% in the fall of 2020, this follows declines in prior years.
•Affordability: There is a continued focus on the cost of a college education and a resulting impact on access as well as on the high level of college student indebtedness.
•Quality: Postsecondary institutions face questions from lawmakers, the media, potential students, and others about the quality of academic programs, and face additional questions in light of the impacts of the COVID-19 pandemic on postsecondary education.
•Competition: Competition exists from lower cost alternatives and from non-traditional competitors, such as those offering competency-based education, or CBE, programs, coding bootcamps, credentialing programs, micro-credentials, corporate training, and other alternative educational paths that offer flexible and individualized programs.
•Relevance: Challenges exist regarding the ability to translate the value of a postsecondary education into economic mobility. Postsecondary institutions must prepare students with relevant skills to work in new and rapidly changing industries, respond to technological change, and support employers in efforts to optimize and advance their workforce.
•Flexibility: Postsecondary institutions must address the needs of students who are balancing education with other demands on their time.
•Technological Demands: Rapidly evolving technology is transforming the education industry in ways that were unpredictable even at the beginning of 2020. This transformation has been accelerated by the impacts of the COVID-19 pandemic, which has forced institutions, their employees and their students to adapt to widespread remote learning and has challenged institutions in particular to do so effectively, efficiently and securely.
    Despite these challenges, postsecondary institutions, and the credentials they grant, have an important role to play in enabling social and economic mobility. Occupations that require a postsecondary credential have been projected by the U.S. Bureau of Labor Statistics to grow at a faster rate through 2026 than those that do not require a postsecondary education, and most of the fastest-growing occupations will need postsecondary education.

    Institutions that predominantly serve adult learners must address the particular needs of that population. According to the Lumina Foundation, approximately 38% of students enrolled in U.S. degree granting institutions are over the age of 25, and approximately 58% of these students are working adults. Today’s adult learners, including military service members, are often working with extended or irregular work schedules, have family obligations, travel or relocate frequently, and have limited financial resources. In December 2019, the Lumina Foundation, Strada Education Network, and Gallup released findings from an education consumer survey of approximately 42,000 adults aged 25-64 with some college credit, but no degree, and who are not currently enrolled in a postsecondary institution. Key findings included the following:

•the most common reason cited for not continuing coursework was difficulty balancing school and work;
•the factors that would have the most impact on getting this population to re-enroll are affordability, schedule flexibility, and a guaranteed employment outcome connected to further education;
•only 19 percent of these adults reported that they were no longer interested in completing or did not need to complete their education; and
•cost and time pressures continued to be barriers preventing these adults from re-enrolling.

Opportunities

Opportunities for APUS

    With nearly 2.2 million active duty military and reservists, the U.S. military community will continue to be an important market segment for online education. Because of their particularly irregular schedules, frequent deployments, and access to tuition assistance funding, we believe service members will continue to seek respected universities that provide military-focused support services coupled with an online curriculum and flexible scheduling. We believe service members are particularly interested in postsecondary credentials that offer both career advancement and preparation for employment outside of the military. As part of their longstanding tradition, military leaders often encourage service members to use their earned education benefits, and to enhance their qualifications, for purposes of the military’s compensation, promotion, assignment, and performance systems.

    The Department of Defense, or DoD, uniform tuition assistance program, or TA, offers active duty, National Guard and reserve component service members a variety of education and financial aid options. Additionally, veterans (and certain service members) are entitled to educational benefits from the Department of Veterans Affairs, or VA. For more information, refer to “Our Institutions - Sources of Student Financing” and “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.”

    The U.S. military is demonstrating increased levels of support for credentials other than degrees. Credentialing Opportunities Online, or COOL, is a program for each of the military branches and DoD civilians that links experience with certification. While benefits vary by service, service members may be eligible for assistance in paying for certifications, including by vouchers, reimbursement, or grants. Students must meet certain eligibility requirements in order to receive credentialing assistance, including in some cases service time, experience, and eligibility requirements for military tuition assistance, or TA, benefit programs. The Army offers an expanded credentialing program called the Army Credentialing Assistance Program, or CA. CA is a program designed to support soldiers who wish to pursue civilian credentials, licenses, and certifications that may lead directly to a specific job, particularly in areas outside of a soldier’s Military Occupational Specialty (MOS). Through CA, soldiers can receive reimbursement for fees associated with qualifying programs listed on Army COOL. APUS became an approved training provider for CA programs in October 2019, while CA was in an expanded user test, and Army-wide implementation of CA began in January 2020. We believe other service branches may follow the Army’s example or pursue other approaches to enhancing support for credentialing. Students in the Army utilizing both TA and CA are subject to a combined cap on benefit amounts.

    We believe that military veterans represent another important addressable market for online education. The U.S. Census Bureau estimated that there were 1.5 million veterans aged 18 to 34 and another 4.0 million veterans aged 35 to 54 in 2019. Of the 9.0 million veterans aged 18 to 64, approximately 77% were part of the labor force, but only approximately 29% had a bachelor’s degree or higher. We believe that our military heritage, affordability, and online offerings are attractive to veterans in the pursuit of career advancement and employment outside of the military.

    Elected and private-industry leaders are heavily promoting new policies and campaigns to facilitate the hiring of veterans, supporting a transition from military service to the workforce. As these policies lower barriers to non-military jobs and facilitate veteran-owned businesses, online universities offer valuable educational opportunities for veterans regardless of where they live, work, or learn.

More broadly, U.S. employers are increasingly reporting significant gaps between required job skills and the current capabilities of their workforce. In a 2019 survey on behalf of CareerBuilder, the Harris Poll found that 50% of human resource managers surveyed had jobs they could not fill because they could not find qualified talent. Working adults also recognize the need to be lifelong learners. Udemy’s 2019/2020 Global Skills Gap Report found that 83% of workers surveyed said that they believe there is a skills gap and 62% thought skills needed for their jobs would change. The makeup of the labor market is also contributing to the need for more skilled workers. High-skill occupations, defined as those where at least 80% of online job postings for that position request a bachelor’s degree or higher, have 25% more openings than available workers, according to a 2018 Burning Glass Technologies report. This report also noted a need for improved alignment between educators and employers, and a rapidly changing labor market. We believe a growing number of employers and professional associations will seek partnerships with academic institutions to advance the skills and productivity of their workforce through higher education and training programs.
Opportunities for Hondros
    On a national level, the expanding need for healthcare coupled with a nursing shortage is driving demand for nursing education. Job opportunities for registered nurses and licensed practical nurses are expected to grow between approximately 7% and 9% annually from 2019 to 2029, faster than the average growth for all other occupations according to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook, 2020-21 Edition. The demand for nurses in Ohio is similar to national demand: job opportunities for licensed practical nurses and registered nurses in Ohio are expected to grow between approximately 9.5% and 14.2% annually from 2016 to 2026 according to the Ohio Department of Job and Family Services’ 2026 Ohio Job Outlook report. However, despite the anticipated growth in job opportunities, over 80,000 qualified applications nationwide were not accepted by entry-level baccalaureate and graduate nursing programs in 2019, according to a 2020 report from the American Association of Colleges of Nursing. These statistics suggest there may be unmet demand from qualified students for nursing educational programs.

Competition

Competition for APUS

    Within the postsecondary education market, APUS competes primarily with not-for-profit, public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. We believe APUS’s primary competitors include Arizona State University, University of Arizona Global Campus (formerly Ashford University), Capella University, Grand Canyon University, Liberty University, Penn State University, Purdue Global, Southern New Hampshire University, Strayer University, University of Maryland Global Campus (formerly University of Maryland University College), University of Phoenix, and flagship and mid-size state universities offering degree programs online.

    We believe the competitive factors in the U.S. postsecondary education market include:
•quality of the academic program, including alignment to high growth sectors of the job market;
•affordability;
•breadth of degree offerings;
•flexibility in delivery models;
•frequency of course or program starts;
•experience of faculty members engaged in the practice of their fields;
•level of support for student success;
•career counseling and placement services;
•reputation among prospective students, employers, and other stakeholders;
•effectiveness of marketing efforts in attracting college-ready students; and
•track record of strong compliance.

    Due to the increase in online postsecondary offerings, which has accelerated as a result of the COVID-19 pandemic, coupled with continued postsecondary enrollment declines in the United States, APUS could face increased competition as fewer students pursue degree-based postsecondary education from a wider selection of online offerings. Furthermore, we anticipate increased competition from campus-based postsecondary institutions as they continue to increase the number of online degree programs and develop more non-traditional programs for working adult students.

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

    In recent years, other providers have started providing non-traditional, credit-bearing, and non-credit-bearing education programs without charge or at a low cost, including:
•institutions offering competency-based education, or CBE, programs, which permit students to control their own pace and progress in a program by demonstrating that they have achieved certain skills or knowledge rather than by earning credit hours;
•non-traditional competitors, such as entities providing coding bootcamps and micro-credentials; and
•non-traditional competitors that are partnering with universities to offer new alternative educational paths.

In addition, regulatory changes have increased the availability of federal student financial aid for CBE programs and could create additional competition and drive additional students toward non-traditional education programs.

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

APUS has focused on serving the military community since its founding as AMU, and the military market continues to be the primary market for APUS. Within the military market, there are more than 2,500 institutions that serve military students and receive funds through the DoD TA program. The primary competitors for military students are other institutions offering online instruction, and colleges and universities offering on-campus instruction located near military installations. Over the last several years, a number of APUS’s competitors have expanded their outreach and marketing efforts directed at active duty and reserve service members, as well as veterans.

We believe that APUS will continue to see increased competition in the military community from both not-for-profit and for-profit schools as well as from the Armed Forces themselves. For example, in March 2020, the Navy announced a new “Education Strategy for Seapower 2020” that is intended to be a new comprehensive education strategy. As part of this strategy, the Navy, in cooperation with the U.S. Marine Corps and the U.S. Coast Guard, in January 2021 began piloting online courses for the new United States Naval Community College, a community college supporting naval education for enlisted service members, with plans to enroll as many as 5,000 students into targeted associate’s degree programs with partner colleges and universities in a second pilot phase beginning in 2022. The Armed Forces may also begin offering distance learning through their own institutions.

As traditional not-for-profit public and private schools advance their online capabilities, they will present increasing levels of competition for APUS. At the same time, we believe for-profit schools will continue to market to students eligible for TA and VA education benefits, rather than ED’s Title IV programs, in an attempt to comply with an ED regulatory requirement known as the 90/10 Rule (a rule that imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under ED’s regulations). This regulatory requirement and certain proposed changes are described more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule’.” In addition, the Armed Forces have established, and may in the future establish, their own postsecondary education programs.

Competition for Hondros

Although HCN has shifted at times to online delivery of its courses and on-campus delivery of certain labs during the COVID-19 pandemic, HCN’s programs are typically offered as campus-based programs to residents in the geographic areas surrounding its campuses. In these geographic areas, HCN competes with other schools offering similar programs, including for-profit and not-for-profit public and private colleges. Because of its relatively local focus, HCN’s competitive environment is impacted by various factors that are specific not only to Ohio and Indiana but also to the particular areas of Ohio and Indiana where HCN’s campuses are located, including local supply and demand dynamics for nurses and nursing schools. HCN’s results are therefore more susceptible to the actions of single competitors than the results of an institution that draws from a broader geographical area. For example, a particularly effective or ineffective marketing approach by another school, or the opening or closing of another school, could have unanticipated detriments or benefits to HCN’s competitive position.

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
    The sources of our institutions’ competitive strengths include:
•Affordable Tuition. Affordable tuition has been a priority of APUS since its founding. APUS’s low tuition rates mean that its students are not required to take on as much debt as they might at another institution. The combined tuition and fees at APUS are generally less expensive for undergraduate and graduate students than the average in-state cost at a public university. Today, tuition at APUS remains among the lowest in the four-year for-profit sector. To support APUS’s active duty military students using TA, APUS set undergraduate tuition to align with tuition assistance programs available to members of the military, and, effective with courses beginning January 2020, APUS increased its own tuition grant for those master’s students and their spouses and dependents using military TA. As a result, undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents will pay a net tuition of $250 per credit hour, which when combined with the APUS funded book grant means that active duty military utilizing TA may attain a degree at APUS for no out-of-pocket cost. APUS’s low tuition and fees, in combination with APUS funded tuition grants and book grant provided to all undergraduate students, and beginning in

January 2020, active-duty military students and their spouses and dependents at the master’s level, result in significant savings for students. Since 2001, APUS has provided approximately $144 million in books and materials savings to students from its APUS-funded book grant. Tuition and fees at HCN are also designed to be affordable and competitive with those of similar institutions offering the same level of flexibility, accessibility, and student experience. We believe that, given broad concerns about rising tuition and student loan debt in higher education, there are opportunities to create awareness and attract college-ready students with the primary message of affordability, value, and higher education return on investment, or HEROITM.

•Relevant Offerings Aligned with Student and Employer Demands. Both APUS and HCN offer programs aligned to areas of high growth in the job market as supported by data provided by the Bureau of Labor Statistics and non-governmental organizations. The depth and breadth of APUS’s program offerings are designed to effectively address the diverse needs of students who enter into education programs with vastly different educational and career backgrounds and goals. Our institutions are committed to continually assessing and enhancing our academic programs and our student services to offer a high-quality education and facilitate successful outcomes for our students and graduates.
APUS offers healthcare, technology, business, cybersecurity, and health information management programs, offers a liberal arts curriculum that supports the development of critical thinking and soft skills in demand by employers, and utilizes Industry Advisory Councils to evaluate its current curriculum and inform the career relevance of programs and degrees, which facilitates efforts to connect APUS’s curriculum to the industries and the students it serves and to deliver a high-quality academic product.
Similarly, HCN focuses on educational relevance and excellence by hiring experienced nurses and other industry professionals as faculty members while enhancing student services to assist students with courses, labs, and clinical offerings. HCN’s faculty includes individuals with research experience and specialized nursing credentials. HCN has invested in an innovative concept-based curriculum and simulation labs to enhance the student learning experience and improve student success. As a pre-licensure educator, HCN creates new nurses to meet the significant imbalance of supply and demand that exists for nurses.

•Military Market Leader: APUS traces its roots to AMU, which was founded in 1991 as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. Since its founding, APUS has broadened its focus to include other military communities, veterans, and public service and service-minded communities, with a focus on a broad purpose of “educating those who serve.” Today, APUS is a market leader among active duty military professionals and veterans. APUS is the top provider of education for the U.S. military and veterans, based on the fiscal 2019 TA and VA recipient student enrollment data, as reported by Military Times. As of December 31, 2020, approximately 61% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment.

•Flexible Delivery / Frequent Entry Points / Focused on Adult Learners. APUS offers online delivery with monthly starts, giving students the opportunity to begin their studies at a time that works for them. Our academic support offerings, from advising and mentoring to library services and career planning, are individualized to students’ needs, designed to support them at each step of their education journey in a format that works best for them. Because students are located worldwide, APUS provides asynchronous, interactive education to students that fits their busy lives. HCN offers programs that accommodate working adults by offering blended online and in-person courses for the PN and ADN Programs, as well as daytime and evening/weekend options at convenient campus locations. In addition, in 2020, as a result of the COVID-19 pandemic, HCN adjusted by shifting its typically in-person courses to a blended model with online delivery of its courses and on-campus delivery of certain labs to the extent required.
Strategy

APEI, through its subsidiary institutions, is focused on providing a Higher Education Return on Investment. We call this HEROITM to reflect not only the value proposition that we make to our prospective and enrolled students but also to recognize the importance of the real “heroes” in the primary student segments that we serve – individuals who serve the country and society at large. APEI’s heritage is one of “educating those who serve” including military and veterans, public service communities like police, firefighters, first responders, nurses, and those who serve the country in fields like homeland security, intelligence, cybersecurity, information technology, and related fields.

In September 2019, Angela Selden became our Chief Executive Officer. Since then, APEI began and has continued the process of resetting and re-positioning the company for growth. This first phase of the reset and re-positioning was focused on stabilizing and returning the core businesses to growth as well as identifying APEI’s path forward.

Results in 2020 reflected strong progress towards these goals, as APUS grew net student registrations by 11.5%, made investments in technology to improve the student experience, and allocated additional marketing resources to focus on students for whom our value proposition is highly attractive. At HCN, student enrollments grew 18%, which we believe reflects not just the secular demand for nursing, but the improvements in processes, outcomes, and offerings that HCN implemented.

As we transform the enterprise to focus on sustainable growth, we are also transforming how we think about and define high quality outcomes. As an enterprise that predominantly serves working and/or adult learners, our students are intensely focused on initial job attainment or progression and advancement in a current career path, and we are focused on providing skills and training that can help facilitate that path to employment for our students.

As part of this phase of our transformation for growth, our strategy is organized around areas where we believe we have “the right to win.” That means that we will draw on our heritage of “educating those who serve” to help define our opportunities.

•At APUS, we will continue to focus on being the top educator to active-duty military and veterans. APUS, through AMU, enjoys strong brand recognition with the veterans’ community, and we plan to make our unique value proposition more widely known and accessible to the veterans and military-affiliated communities.
•At HCN, we believe we are well positioned to serve society’s growing need for nurses. We are focused on expanding the nursing opportunities at Hondros through both geographic campus expansion as well as programmatic expansion. In April 2020, HCN began offering classes at a new campus in Indianapolis, Indiana, and in April 2021, HCN will begin offering classes at an additional campus in Akron, Ohio. HCN will continue exploring opportunities to add campus locations, aligned with accreditor requirements, to meet the needs of students and marketplace demands, as well as new nursing and healthcare education programs, such as the Direct Entry ADN option, which was first offered in October 2019.

Consistent with the themes of HEROITM, “educating those who serve”, and being deliberate about where APEI can win in the marketplace, during 2020 we focused on nursing education with an emphasis on pre-licensure programs. Pre-licensure nursing education today is estimated to be approximately 50% of the total nursing education market and is expected to grow at a compounded annual growth rate of approximately 25% over the next four years as reported in Technavio Nursing Education Report 2020. This focus led to our agreement to acquire Rasmussen University. Upon closing of the transaction, which is subject to the satisfaction or waiver of closing conditions, the acquisition of Rasmussen will create what we believe is the largest pre-licensure national nursing platform in the United States. Rasmussen has over 8,000 nursing students at its 24 campuses across six states and online with over 90% of those students pursuing a pre-licensure nursing degree at the PN, ADN, or BSN (Bachelor of Science, Nursing) level. On its own, Rasmussen enrolls the largest number of ADN students in the United States and together with HCN’s nearly 2,100 nursing students, APEI will oversee what we believe is the largest population of PN and ADN students in the country. Collectively, following the closing of the transaction and assuming the opening of a new campus at Rasmussen in Dallas, Texas and HCN’s new campus in Akron, Ohio, APEI’s nursing footprint will cover 32 campuses across nine states. We believe that the collective scale, programmatic and educational expertise, and regulatory understanding, positions us well to serve society and the medical system needs for nurses.

Both HCN and Rasmussen are primarily focused on “creating new nurses” by preparing and training nursing students to enter the nursing profession as licensed nurses as opposed to furthering the credentials of already-licensed nurses. Given the state and regulatory approvals necessary, the investment in physical campus facilities, the specialized programmatic knowledge and related accreditations, clinical placement requirements, the time to receive approval to grow nursing enrollments and various standards that nursing schools must meet, we believe nursing education – and in particular first or pre-licensure nursing education - provides us with opportunities to distance ourselves from our competitors.

In addition to its concentration in pre-licensure programs, Rasmussen has developed what we believe to be a comprehensive “ladder” of nursing programs and degrees. This ladder includes the PN, ADN and BSN pre-licensure programs, as well as the post-licensure RN to BSN, MSN and Doctorate of Nurse Practice post-licensure programs, with a Masters programs in Advanced Nurse Practitioner expected to be launched in 2021. We believe that these post-licensure programs offer additional opportunities to serve the nursing profession especially as licensed nurses move into nursing education and nursing administration, often later in their careers. We anticipate future growth across the nursing platform to come from geographic campus expansion, both in existing states and new states, programmatic offering expansion as well as potentially through additional acquisitions.

In our next phase of transforming APEI for growth, we intend to focus on expanding on the ways in which we deliver on our goal of “Purpose Made Possible”. We expect to continue to focus on career training and degrees that provide real skills and provide pathways to employment in identifiable jobs. To support growth in our existing businesses and to diversify our business model, we plan to continue to assess and pursue strategic investments and acquisitions in addition to the Rasmussen Acquisition. Our investment and acquisition strategy includes a focus on investing in nursing and healthcare education as well as investing in companies that bridge postsecondary education to employment, to improve economic mobility for adult learners, in particular those in the military, national security and public service communities, through a combination of educational offerings and workforce-related solutions. For additional information regarding our investments and acquisitions, please refer to the “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” in this Annual Report.

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

Available Information About Us

APEI was incorporated in Delaware in 2002 as the successor to a Virginia corporation incorporated in 1991. Our website is www.apei.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information on or available through our website is not incorporated by reference in this Annual Report.

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

APEI performs certain business functions, including human resources, marketing, legal services, finance, facilities services, information technology and strategic analytics and research on a shared basis for the benefit of APUS and in some cases HCN, with the capability to expand those shared services to other entities in the future. We believe that the shared services model promotes the efficient use of resources, allowing our institutions to continue to focus on meeting applicable accreditation standards and maintaining control over the academic and core operational functions necessary to the functioning of an institution of higher learning. We implemented this model for APUS following a multi-year planning and investment process and HLC’s November 2018 approval of APUS’s application for a change in structure related to adoption of the model. As required by HLC policy and ED regulation, HLC conducted a focused site visit in May 2019. The site visit team found sufficient evidence of compliance with the commitments APUS made in its application and with HLC’s Eligibility Requirements and Criteria for Accreditation and did not recommend further follow-up. In August 2019, HLC notified APUS that HLC’s Institutional Actions Council, which conducts reviews and takes action on accreditation recommendations, concurred with the site visit team’s findings.

American Public University System

    APUS is based in Charles Town, West Virginia and has institutional accreditation from HLC, a regional accrediting agency. As mentioned in “Competitive Strengths” above, APUS traces its roots to AMU, which was founded in 1991 as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. APUS broadened its focus to include other military communities, veterans, and public service and public service-minded communities with a focus on educating those who serve. In 2002, APUS was organized into a university system with two components: AMU and APU. AMU is focused on educating students from the military, national security, military-affiliated and service communities. APU is focused on educating career-focused working adults with an emphasis on educating professionals working in service-related communities. APUS is an online institution of higher learning, which we believe is well-suited to its students, especially its military, public service and working adult students, many of whom serve in positions requiring extended and irregular work schedules, are on call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, must balance family and work demands or are single parents with limited financial resources. Many APUS students have significant prior education and career experiences; 88% are working adults and the average age of APUS students is 32. APUS is designed to serve those students with tailored offerings to support them in successfully reaching their individual goals.

Although APUS’s focus has broadened, it continues to have an emphasis on its relationship with the military community. Approximately 61% of APUS’s students as of December 31, 2020 self-reported that they served in the military on active duty at the time of initial enrollment. The remainder of APUS’s students are military-affiliated professionals (such as veterans, reservists, or National Guard members), public service professionals (such as law enforcement personnel or other first responders), and other civilians (such as military spouses and working adult students).

Curriculum and Scheduling

APUS offers 241 degree and certificate programs, including one dual degree and four CBE programs. Over 1,700 distinct courses are available in either eight- or sixteen-week formats. Most academic terms begin on the first Monday of each month. APUS’s programs are as follows:

Programs	Number
Doctoral Degrees	2
Master’s Degrees	45
Bachelor’s Degrees	53
Associate Degrees	29
Total Degree Programs:	129

Certificates	Number
Graduate	55
Undergraduate	57
Total Certificates:	112

TOTAL PROGRAMS AND CERTIFICATES	241

In addition to degree programs, APUS offers 112 certificate programs. APUS’s certificate programs generally require a minimum of 18 credit hours and focus on a particular component of a broader degree program. Students may earn either discrete certificates or certificates in combination with work toward a degree program. APUS currently offers limited enrollment in our four MomentumTM CBE programs, which focus on the achievement of knowledge and skills, providing a more flexible degree path to non-traditional students seeking an alternative to prevailing schedule and tuition constraints. In addition, APUS offers several “Learning Tracks” that are comprised of three academic courses in a related area of interest. Like a microcredential, a Learning Track allows students to pursue a course of study without having to commit to a degree or certificate program. For a full list of our degree and certificate programs, please see catalog.apus.edu. Information on or available through our website is not incorporated by reference in this Annual Report.

    For the fiscal year ended December 31, 2020, 24% of APUS students were enrolled in business, 22% in security and global studies programs, and 22% in arts and humanities, with the remainder of students in science, technology, education and math, and health sciences. During that period, 59% of students were enrolled in a bachelor’s degree program, 17% in an associate degree program, 15% in a master’s degree program, and 9% in certificate or other programs.

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
    APUS supplements relationship-based marketing with multichannel, data-driven marketing campaigns to create greater brand awareness, particularly for academically prepared potential students outside the military, military-affiliated, and service communities. In these campaigns, APUS utilizes, among other marketing channels, digital marketing channels such as organic and paid search, APUS owned and external content and social marketing communities, linear and digital TV advertising, radio advertising, and print advertising. Increased competition in paid marketing channels has resulted in higher advertising costs in certain marketing channels and could lead to increased student acquisition costs. To better manage costs and focus marketing efforts on prospective student audiences most likely to matriculate and succeed, APUS utilizes tools to provide new insights connecting individual student performance data with third-party audience insights and the marketing touch points that attracted them. APUS is using these insights and other highly personalized approaches to improve future decisions with respect to marketing mix allocation, audience targeting, new initiatives, relevant messaging, and creative decisions, as well as to more effectively and deeply leverage platform tools that support scalable advertising development, delivery, and testing.
    APUS also provides more than 200 partner organizations with a range of services to maximize strategic workforce development goals, including dedicated client services, admissions support, custom program webpages, direct payment options for eligible institutions, and tuition grants.

APUS has a long-standing commitment to affordability. Comparably, APUS costs are about 30% less than the average in-state full-time undergraduate tuition, fees, and books at public universities, according to the final 2018-19 institutional data reported to the U.S. Department of Education through The Integrated Postsecondary Education Data System. Undergraduate full-time tuition, fees, and average book costs are based on a course load of 24 credit hours per year. APUS’s tuition changed effective January 1, 2020, as discussed below.

    Based on data obtained from digital research and direct audience insights, we believe that APUS’s affordability and value proposition is highly attractive to purpose-driven adult learners who seek affordable, accessible education offerings that are aligned with in-demand fields where they can make a difference. In 2020, we launched a new marketing campaign focusing on affordability and higher education return on investment for learners. Our commitment to affordability, particularly compared to that of other four-year public and private institutions, strongly resonates given this audience’s deep concern for saving money and their reluctance to take on debt. Learners are looking for a practical solution; one that provides a return for their educational investment and fits their lifestyle and values. We believe APUS is recognized among education providers in this respect. In fact, APUS ranks in the top 2% for return on investment compared to colleges and universities nationwide, according to the Georgetown University Center on Education and the Workforce report, “A First Try at ROI: Ranking 4,500 Colleges,” based on the 40-year net present value for completers who received federal financial aid.

APUS continues to work to enhance the student learning experience to attract students who are more likely to persist and succeed in its programs and will continue to work to identify and implement changes and initiatives in an effort to more effectively attract and enroll more college-ready students on average. These initiatives may include updates to admissions standards, which may have an adverse effect on APUS’s enrollment and our financial condition. For additional information on the risk factors associated with these initiatives and the APUS admissions process please refer to “Risk Factors - Risks Related to Our Business.”

Student Body and Enrollment

The student body of APUS consists of approximately 90,400 enrolled students, most of whom hold full-time employment. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence, who are currently attending a course or have completed at least one course within the last 12 months.

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

    Accreditation

APUS has institutional accreditation from HLC, a regional institutional accrediting agency recognized by ED. The status and meaning of this accreditation is described more fully below in “Regulatory Environment - Accreditation.” The next comprehensive evaluation for reaffirmation of accreditation is scheduled for the 2020-2021 academic year, with a related site visit scheduled to occur in April 2021.

In addition to accreditation by HLC, certain programs offered by APUS have received specialized accreditations or professional recognition. For example, the Accreditation Council for Business Schools and Programs, or ACBSP, generally accredits 21 different business-focused academic programs offered by APUS and accredits two APUS accounting programs under a specialized accounting accreditation.

The Commission on Collegiate Nursing Education, or CCNE, accredits the Bachelor and Master of Science in Nursing programs. In addition, APUS has obtained professional recognition for its program concentrations in Human Resources from the Society for Human Resource Management, for certain courses in the Sports and Health Sciences program from the American Sport Education Program for Bronze Level Certification and the National Academy of Sports Medicine Performance Enhancement Specialist, for the Information Systems Security program from the National Security Agency - Information Assurance Courseware Evaluation, and for certain courses in the Human Development and Family Studies program from the National Council on Family Relations for the Certified Family Life Educator.

APUS’s Master of Public Health program holds accreditation from the Council on Education for Public Health, or CEPH. In addition, the International Fire Service Accreditation Congress, or IFSAC, has accredited five APUS programs.

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

    Cost of Attendance and Financial Aid

    We believe that APUS’s commitment to maximizing a student’s return on their educational investment is one of its competitive strengths. We are focused on offering our students affordable programs, and many APUS students also transfer a significant number of previously earned academic credit hours, which reduces the remaining credit hours required to earn their degrees, and therefore reduces the cost of the degree.

Effective January 1, 2020, APUS implemented the following tuition changes for undergraduate and master’s course registrations:

•The tuition for undergraduate level courses increased $15 per credit hour to $285 per credit hour.
•The tuition for master’s level courses increased $20 per credit hour to $370 per credit hour.
•The technology fee increased from $50 to $65 per class.

The January 2020 tuition increase was APUS’s first increase since July 2015 and was intended to help support increased investments in academic learning and student operations. Prior to the 2015 increase, APUS had not raised undergraduate tuition for 15 years or graduate tuition for four years. In general, a bachelor’s degree may be earned for $34,485 in tuition costs at current tuition rates, and APUS master’s degrees may be earned for $13,320 in tuition at current tuition rates. The combined tuition, fees, and books at APUS are designed to be less expensive for undergraduate and graduate students than the average in-state cost at a public university.

Undergraduate students and, effective January 1, 2020, all active duty military students and their spouses and dependents, enrolled in courses for academic credit receive their textbooks and certain course materials at no additional cost to them through an APUS-funded institutional book-grant program. This book grant represents an approximate savings over the course of a student’s undergraduate degree program of $1,240 annually as compared to public four-year colleges and universities, according to comparative information from The College Board’s Trends in College Pricing 2020 report. APUS also utilizes open access and online library materials where appropriate and works with various publishers to reduce the cost of textbooks and course materials for both graduate students who pay for textbooks and course materials and for APUS who funds the book grant.

To support APUS's active duty military students using TA, effective January 1, 2020, APUS increased its APUS funded tuition grant for those undergraduate students and their spouses and dependents from $20 to $35 per credit hour to keep the cost at $250 per credit hour, and increased its APUS funded tuition grant for those master’s students and their spouses and dependents from $25 to $120 per credit hour to reduce the cost from $325 per credit hour to $250 per credit hour for active duty military students. As a result, undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents will pay a net tuition of $250 per credit hour. APUS also extended its APUS funded book grant, previously available only to all undergraduate students, to active-duty military students and their spouses and dependents at the master’s level. The net effect of these price and APUS funded grant adjustments is that for active duty military students using TA, an undergraduate or graduate degree at APUS may be attained for no out-of-pocket cost.

APUS’s tuition grant applied to approximately 78% and 68% of its total net course registrations in 2019 and 2020, respectively.

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

APUS has two applied doctoral programs, Strategic Intelligence and Global Security, that began instruction in January 2018. The programs meet a need for higher-level education and research combined with professional practice in these fields. The doctoral degrees tuition and residency costs are currently $5,600 per term and include an APUS funded book grant for course materials. APUS doctoral degrees may be earned for approximately $50,000 in tuition at current tuition rates.

APUS does not charge an admission fee or fees for services such as registration, course drops, or similar events that trigger fees at many other institutions. Because APUS is an exclusively online institution, there are no required resident fees, such as for parking, food service, student union, and recreation. APUS charges students a technology fee but provides a grant to cover the technology fee for students using TA. When applicable, APUS students are charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees.

TA covers $250 per credit hour for military students, and these students may also be able to use VA education benefits or aid from ED’s Title IV programs to cover any remaining cost, as described more fully below in “Sources of Student Financing” and “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.” APUS has set its tuition grant so that the TA covers the full tuition cost of undergraduate and graduate courses for members of the military up to the annual maximum allowable benefit.

    Sources of Student Financing

APUS’s students finance their education through a combination of individual resources, TA, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, and corporate reimbursement programs. Most students rely on some form of financial aid in addition to their individual resources. Students utilizing DoD’s tuition assistance programs accounted for 43%, those using VA education benefits 22%, and those utilizing ED’s Title IV programs 21% of APUS’s net course registrations in 2020. We believe that the ability of our students to participate in these programs is essential to APUS’s success. Participation in TA, VA education benefits and ED’s Title IV programs add to APUS’s regulatory burden, as described more fully below in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements.”

    Federal legislative activity, including government shutdowns and other budgetary actions, as well as actions by ED and DoD, may adversely impact the ability of our students to obtain loans, grants, and other forms of tuition financing. Such actions could include eliminating various education and loan programs, reducing the funds or benefits (or both) available under those programs, or enacting new restrictions on participation in those programs. Any such changes, or any other reductions in or restrictions on funding for such programs, could have a material adverse effect on APUS’s enrollments and our financial condition. The potential risks associated with these and similar events are described more fully below in “Risk Factors – Risks Related to Our Business.”

    Intellectual Property

APUS owns and exercises rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect its intellectual property. APUS owns all course syllabi and course and instructional materials developed by APUS faculty and employees and, as such, these course materials may be used by APUS in current and future courses as needed to facilitate instruction and may be modified by APUS to meet evolving course or curriculum requirements. In general, APUS does not assert ownership claims to scholarly works of its faculty, such as articles and books, which were not developed as APUS course materials. Such intellectual property of APUS’s individual faculty members remains the property of each such faculty member and is reserved specifically for use only by the faculty member who owns it unless the faculty member grants permission for use by others. APUS relies on agreements under which it obtains rights to use course content developed by faculty members and other third-party content providers. APUS owns the copyright for a work by a faculty member if APUS compensated the faculty member for the particular product or if APUS funded the research in whole or in part.

APUS has secured rights to trademarks for various names and terms used in its business, including “American Public University System,” “American Military University,” “American Public University” and logos incorporating the foregoing terms and acronyms of those terms, as well as “Ready When You Are,” “Educating Those Who Serve,” “RESPECTED. AFFORDABLE. ONLINE.,” “COMMITTED TO YOUR FUTURE,” “MASTERS OF DISASTER,” “MOMENTUM,” “HEROI”, “MyMomentum”, and the term “Partnership At a Distance.” These trademarks and brand names are central to a number of APUS’s marketing efforts and we believe they are important to how prospective students identify APUS. APUS also owns rights to more than 200 internet domain names pertaining to APEI, APUS, AMU, APU, and other unique descriptors.

Hondros College of Nursing

    HCN’s programs are designed to prepare individuals for productive careers in the field of nursing. HCN provides nursing education to students enrolled at five campuses in Ohio, which are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo, and, in April 2020, HCN began offering courses at a new campus in Indianapolis, Indiana. The initial enrollment at the Indianapolis campus was limited to 30 students per year by the Indiana State Board of Nursing. Growth beyond an initial 30 student limit is subject to HCN’s ability to petition to increase the number of admissions after a site visit that will occur upon graduation of the first cohort. In addition, in April 2021, HCN will begin offering classes at a new campus in Akron, Ohio. HCN is institutionally accredited by ABHES, a national accreditor.

    Curriculum and Scheduling

    HCN offers on-campus instruction leading to a Diploma in PN and an ADN. Portions of the PN and ADN Programs are taught online. Graduates of the PN Program are eligible to seek licensure as a Licensed Practical Nurse, or LPN, after passing the NCLEX-PN exam. Graduates of the ADN Program are eligible to seek licensure as a Registered Nurse, or RN, after passing the NCLEX-RN exam.

    Academic terms for the PN and ADN Programs begin four times each year, with courses starting in January, April, July, and October. Approximately 63% of enrollments for the fiscal year ended December 31, 2020 were in the PN Program, while 37% were in the ADN Program. HCN’s students principally receive on-campus instruction at one of HCN’s campuses; however, in March 2020, in response to the novel coronavirus COVID-19 global pandemic, HCN, leveraging the expertise of APUS, shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN thereafter fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning, and then reverted to online courses and limited on-campus labs in November 2020 following spikes in COVID-19 cases. There can be no assurance when on-campus courses will resume more broadly or to what degree, or that thereafter HCN will not need to again further limit campus interactions or close its campuses in response to the COVID-19 pandemic or as a result of location regulations.

    Student Body and Enrollment

HCN provides nursing education to approximately 2,100 students at five campuses in Ohio and one campus in Indiana. The average HCN student is 30 years old and 93% of HCN students are female.

    Accreditation

    HCN is institutionally accredited by ABHES, a national accrediting agency that is recognized by ED. ABHES informed HCN in February 2020 that based on review of the visit report from its recently completed unannounced visit to HCN’s Columbus campus, the response to the report, and ABHES program approval information, it had acted to affirm the institution’s accreditation, which continues through February 28, 2021. HCN’s next comprehensive evaluation for renewal of accreditation by ABHES had been scheduled for April 2020 but was postponed due to the pandemic and related disruptions. ABHES held virtual site visits in lieu of the regular process. In August and September 2020, ABHES conducted virtual site visits to HCN’s campuses to assess compliance with ABHES accreditation standards. The visits resulted in findings that student satisfaction with the ADN and PN Programs at HCN’s Toledo campus and the PN program at HCN’s Cincinnati, Columbus, and Dayton campuses was below expected levels, which ABHES associated with the transition to online courses as a result of the COVID-19 pandemic, and a finding at the Indianapolis and Columbus campuses related to the composition of an advisory board. HCN has formally responded to each of the findings, and ABHES has taken no further action. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses. For additional information related to HCN’s accreditation, including a discussion of recent correspondence from ABHES related to retention and placement rates at HCN, refer to “Regulatory Environment - Accreditation.”

    HCN’s PN Program received its initial programmatic accreditation through NLN CNEA, with quality improvement conditions, from October 18, 2018 through October 31, 2024. On January 29, 2019, HCN submitted a required progress report to NLN CNEA addressing certain quality indicators. NLN CNEA may accept the report or take certain follow-up actions, such as requesting additional information or conducting a site visit. In December 2020, HCN submitted a response to an NLN CNEA request for additional information regarding a program quality indicator, which was accepted.

In January 2021, NLN CNEA completed a virtual focused site visit at HCN’s Indianapolis campus. Based upon the outcome of this focused site visit, NLN CNEA notified HCN that accreditation was granted to HCN’s PN program effective January 13, 2021.

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

    Student Admissions

HCN welcomes prospective students to apply for admission at any time by submitting an application along with an application fee. To be accepted into any HCN program, an applicant must be a U.S. citizen or permanent resident, be at least 18 years old at the time of starting the program and hold a high school diploma or General Education Development certificate. HCN’s programs also have program-specific admissions requirements.
Applicants for the PN Program and the ADN Program are required to complete an interview with an admissions representative and pass a criminal background check. PN Program applicants are also generally required to pass the Health Education Systems Admissions Assessment.
Under enhanced ADN Program admissions requirements implemented in 2019, HCN requires external ADN applicants to have an active unencumbered PN license and to have graduated from an approved PN program. ADN Program applicants who apply to start in the quarter immediately following their graduation from HCN’s PN Program may be admitted prior to possessing an active unencumbered PN license but must obtain an active unencumbered PN license prior to the start of their second term. HCN offers a Direct Entry ADN option that offers an accelerated graduation pathway for students who transfer at least 32 college credits to HCN and meet certain academic and entrance exam requirements. Direct Entry ADN applicants are not required to hold an active PN license.
HCN has also made multiple changes to the admissions assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. These initiatives require significant time, energy, and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition. While we believe changes in admissions and academic achievement requirements are beneficial for our students and will result in a better and more positive educational experience and improved testing pass rates in the long term, we believe some of the changes contributed to a decline in enrollment in previous years and have had a negative impact on our results of operations. We continue to work on identifying an appropriate balance of admissions requirements, academic achievement requirements and attracting appropriate students. However, even if these initiatives lead to the identification and enrollment of students who are likely to succeed and improve the student experience, they could result in adverse impacts on HCN enrollments.

    Cost of Attendance and Financial Aid

    HCN’s tuition costs vary among its programs. HCN’s PN Programs may be completed for approximately $20,000 in tuition and fees and the ADN Program may be completed for approximately $28,500 in tuition and fees, depending on the campus location. Fees include the cost of examination review materials, lab fees, test review fees, and fees for applications with OBN, among others. Some of these costs are payable to HCN and others are payable to third parties.

    HCN’s students also incur costs for textbooks, supplies, uniforms, and its technology package. These costs vary among HCN’s programs and are paid for by HCN’s students as the textbooks or supplies are needed. HCN estimates that over the life of its programs a student’s costs related to textbooks and supplies will be approximately $2,100 for the PN Program and $3,400 for the ADN Program.

    Sources of Student Financing

    HCN’s students finance their education through a combination of individual resources, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, corporate reimbursement programs, and beginning in July 2018, HCN’s extended payment plan option. Most HCN students rely on some form of financial aid in addition to their individual resources. The substantial majority of HCN’s revenue is derived from students utilizing ED’s Title IV programs, which results in increased regulatory scrutiny, as discussed more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule.’” As a result, HCN’s management may find it necessary to decrease HCN’s enrollment of students utilizing the Title IV programs or pursue other approaches, any of which could have a negative impact on its operating results and financial condition.

    HCN offers an extended payment plan option to its students. The extended payment plan option is designed to assist students with educational costs consisting of tuition, textbooks, and fees, and are only available after all other student financial assistance has been applied to those costs. Payment plans require monthly payments while the student is enrolled in a program and extend for a period up to six months after the last day of attendance or graduation. To the extent interest is applied, it is generally fixed and does not accrue until the student departs the program or graduates. The extended payment plan option does not impose any origination fees. Participants are advised about the terms of the extended payment plan option and counseled to use all federal funding options first.

Beginning January 1, 2020, HCN began offering an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources.

    Intellectual Property

In connection with our acquisition of HCN, we received a royalty-free, irrevocable, exclusive, transferable, sublicensable license to use the name “Hondros College of Nursing” and, instead of “Nursing,” any other qualifier directly related to nursing, medicine, or healthcare in connection with the business and operations of HCN.

HCN exercises rights associated with copyrights, trademarks, service marks, domain names, agreements, and registrations to protect its intellectual property.

Information Technology

    Information technology systems are an essential part of our student experience and our business operations. APEI provides information technology services to APUS and HCN through the shared services model that we implemented following HLC’s November 2018 approval of APUS’s application for a change in structure related to adoption of the model. Previously, APUS had managed its own information technology infrastructure and services and provided information technology services to HCN through an intercompany arrangement. We believe we will need to continue, and potentially increase, our investment of time and money in technology operations and enhancements to support our systems and mission.

    We continue to make investments in information technology. We recently embarked on a multi-year technology transformation program in an effort to enable APUS to better accommodate new flexible learning modalities, improve the operational effectiveness of our enterprise, and enhance the learning experience for students and faculty. Importantly:

•The first cohort of students began studies on APUS’ new learning management system in March 2020, and we have largely completed migration to the new system.
•In January 2020, APUS signed a contract to consolidate its customer relationship management systems onto a single platform.
•We are actively evaluating migration of key applications, systems, and data to the cloud rather than in our own co-located data centers.

Our legacy systems include a customized student information and services system that we refer to as Partnership At a Distance™, or PAD, and proprietary information systems and processes to support PAD, into which we have invested significant time and money. PAD is APUS’s platform for interacting with our students. PAD is an information system designed to enable APUS to provide each student with individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking. PAD is used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. We continually evaluate PAD for possible changes and upgrades and anticipate that we will eventually make significant changes to this system, as well.

    APUS and HCN historically used Sakai Collaboration and Learning Environment, or Sakai CLE, an open-source learning management system, for their online classroom to support teaching, learning, research, and collaboration. We began replacing Sakai with a cloud-based commercial system as our learning management system in 2020 and have largely completed the APUS migration to the new system. HCN anticipates completing its migration in 2021. PAD and our learning management system are our two core enterprise systems. We also have several other systems that are used in the online campus, and to support the student experience, financial aid processing, financial management, human resources processes, marketing, and decision support.

    The backbone of our information technology infrastructure currently consists of two co-location data centers. Our technology environment is managed internally. Student access to our systems is provided through redundant data carriers in both data centers. We have begun migrating and intend to migrate much of our infrastructure and core applications, in addition to our learning management system, to a cloud computing model with the goal of improving the reliability, scalability, agility, and security of our core infrastructure and applications.

Our continued investments of time and money on our institutions’ information technology may place a strain on our organization that could adversely affect our systems, controls, and operating efficiency, and those of our institutions, and as a result of unsuccessful development efforts, or a result of replacing outdated technology, software, or other technology related assets, we may have assets that become impaired. In addition, as a result of our reliance on information technology, system disruptions and security breaches could adversely affect our reputation and our operations. For additional information regarding risks related to our information technology, refer to “Risk Factors - Risks Related to Our Technology Infrastructure.”

For more information on these investments and their effects on our results of operations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

Human Capital

“Purpose Made Possible.” Our ability to deliver on our corporate mission and our enterprise transformation is tightly aligned with our human capital strategy. Our performance largely depends on the talents, experience, and efforts of our employees, and by our ability to foster a culture and practice of high performance, innovation, cooperation, integrity, and respect. During 2020, our key human capital efforts were focused on building our leadership strength by hiring new executives and working to create a culture of high performance by launching actions to attract, retain and develop high quality talent. We employ various human resource programs in support of these objectives. We hired a new Chief Human Resources Officer, which reflects the importance we place on our people and our commitment to supporting them in their efforts to help us achieve our mission. We launched processes to evaluate our reward and recognition systems and are evaluating market competitive compensation and benefit practices to attract new employees and reward current ones. In response to the COVID-19 pandemic, we worked to ensure a safe and seamless transition to remote working for APUS and APEI and blended working for HCN in March 2020.

We believe diversity and inclusion are at the core of our values and reflect the expectations of the students we serve. We champion equality and work to create ethical, safe, and supportive workplaces where our employees thrive. We believe a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent and a more engaged workforce.

We measure employee engagement on an ongoing basis to solicit feedback and understand views of our employees, faculty and culture. The results from engagement surveys are used to implement programs and processes designed to enhance employee and faculty engagement and improve the experience.

Workforce Demographics

We have approximately 2,940 employees, including 1,930 full- and part-time faculty members, 450 of which are full-time, and 1,010 other professional staff to administer academic, technology, service, and business operations. APUS employs approximately 1,790 full- and part-time faculty members and APEI and APUS employ approximately 890 other professional staff. HCN employs approximately 140 full- and part-time faculty members and approximately 120 other professional staff. At APUS, approximately 67% of our full-time faculty have a terminal degree in their field of study. At HCN, all nursing faculty have earned a Bachelor of Science in Nursing or higher. None of our employees are parties to a collective bargaining agreement, and management considers employee relations to be good.

Our employees have diverse backgrounds, influenced in part by the geography in which our headquarters, administrative facilities, and campuses are located, and by the communities we serve, in particular nursing, military, military-affiliated, and veteran communities. As of December 31, 2020, approximately 65% of our faculty and staff at APEI and APUS were female and 19% of these positions were held by persons self-identifying as ethnically diverse. At HCN, approximately 76% of our faculty and staff are female and 27% of these positions are held by persons self-identifying as ethnically diverse.

Talent Development

Our strategic initiatives require our management, faculty, staff, and skilled personnel to perform at a high level and to adapt and learn new skills and capabilities. APUS requires each new faculty member to complete an orientation and training program that leads to their certification to teach at APUS and assignment to courses. All faculty members participate in annual faculty-development opportunities and requirements. Faculty retention at APUS is high, which we believe is primarily due to the online, asynchronous nature of APUS instruction.

HCN trains and develops new faculty through a formal, structured on-boarding, training, and mentoring program. All new HCN faculty members receive a 90-day on-boarding experience, which includes a formal orientation to the organization, policies and procedures, teaching strategies, performance expectations, and role responsibilities. HCN competes with both nursing schools and traditional employers of healthcare professionals for open faculty positions. Due to COVID-19, there has been an increase in demand for nursing professionals, impacting our ability to recruit and retain faculty at HCN.

APUS and HCN regularly review the performance of faculty by, among other things, monitoring the contact that faculty have with students, reviewing student feedback, and evaluating the learning outcomes achieved by students.

Impact of COVID-19

We are committed to the health and well-being of our employees. In March 2020, in response to the COVID-19 pandemic, we implemented our business continuity plan and substantially all of our APEI and APUS employees transitioned to a remote workforce, using digital platforms and virtual collaboration tools to communicate with one another and our institutions’ students. Since then, we have cautiously allowed certain employees to return to an office work setting, following all Centers for Disease Control and Prevention and local guidelines and regulations. Employees are continuing to follow a blended model of working onsite and remotely, and we have committed to determining the optimal mix of site-based, flexible, and fully remote models on a department and role basis for a post-pandemic environment.

Faculty and Staff for APEI and APUS

APUS’s faculty consists of approximately 1,790 full and part-time faculty members with relevant teaching and practitioner experience. APEI and APUS also employ approximately 890 professional non-faculty staff to administer APUS’s academic, technology, service, and business operations. Most of APEI’s and APUS’s non-faculty employees are based at its headquarters in Charles Town, West Virginia.

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

We believe that APUS’s well-regarded faculty, which includes many former and current practitioners in their fields, attracts new students to APUS. A significant majority of APUS’s graduate faculty members hold terminal degrees or doctorates in their relevant fields, and virtually all undergraduate faculty members hold graduate degrees. Exceptions have been granted for a limited number of APUS’s faculty members who do not meet degree standards, but who provide evidence of significant experience and achievement in the field of study that they teach, in accordance with APUS’s faculty quality guidelines. Many APUS faculty members have relevant experience at other universities and within military, corporate, and government institutions.

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

Faculty and Staff for Hondros

HCN’s faculty consists of approximately 140 faculty members with relevant teaching and nursing or healthcare practitioner experience. HCN also employs approximately 120 professional staff members who administer HCN’s academic, technology, service, and business operations.

HCN has approximately 104 full-time faculty members with the remainder designated as part-time. All faculty whose instruction is focused within the PN Program must have earned the minimum of a bachelor’s degree in nursing. All faculty whose instruction is focused within the ADN Program must have earned the minimum of a master’s degree. All HCN faculty whose instruction is nursing theory-based must have an active license to practice as a Registered Nurse. In addition to the formal education of HCN’s faculty members, many have also obtained specialized certifications in the field of nursing.

We believe that selecting well-educated and qualified faculty members is important to HCN’s opportunity for success. In addition to having the necessary educational requirements, HCN seeks faculty members who have demonstrated experience in the field of nursing. Almost all faculty who teach HCN’s nursing courses have nursing experience in a clinical setting, which we believe helps teach HCN’s students the skills needed to be effective and safe caregivers.

HCN trains and develops new faculty through a formal, structured on-boarding, training, and mentoring program. All new HCN faculty members receive a 90-day on-boarding experience, which includes a formal orientation to the organization, policies and procedures, teaching strategies, performance expectations, and role responsibilities.

Information About our Executive Officers

    Set forth below is certain information concerning our executive officers serving as of the date of this Annual Report.

Name	Age	Position
Angela Selden	55	President and Chief Executive Officer
Richard W. Sunderland, Jr., CPA	60	Executive Vice President, Chief Financial Officer
Patrik U. Dyberg	57	Executive Vice President, Chief Technology Officer
Thomas A. Beckett	53	Senior Vice President, General Counsel and Secretary
Elizabeth LaGuardia Cooper	48	Senior Vice President, Chief Marketing Officer
Amy B. Manning	53	Senior Vice President, Chief Human Resources Officer
Dr. Wade T. Dyke	63	President of APUS
Robert E. Gay	60	Senior Vice President, Chief Operations Officer, APUS
Dr. Vernon C. Smith	56	Senior Vice President, Provost, APUS

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

Amy B. Manning joined us in June 2020 as Chief Human Resources Officer. Prior to joining us, Ms. Manning spent more than 16 years with Cisco Systems serving various roles, including most recently, Vice President of Human Resources. Ms. Manning was an executive sponsor for Cisco’s Conscious Culture Initiative, designed to ensure an inclusive and collaborative working environment. Ms. Manning also held various positions at PerkinElmer, GE Capital, and ABB Inc.

Dr. Wade T. Dyke joined us in August 2020 as President of APUS. Prior to joining us, Mr. Dyke served as Chief Executive Officer since January 2017 of Great Hearts Academies, a charter school network with nearly 19,000 students. Previously, Mr. Dyke was with Kaplan University (now known as Purdue Global University) from January 2008 until October 2016, serving as the Vice President until 2010 and the President until 2016. Prior to Kaplan University, Mr. Dyke served as the Chief Executive Officer of Milestone Education, an education consulting firm that specializes in curriculum design, professional development, and college readiness strategies, from 2005 through 2007.

Robert E. Gay joined us in December 2016 as Senior Vice President and Chief Operations Officer of APUS. Prior to joining APUS, Mr. Gay was a Senior Vice President at Maguire Associates, a research-based consulting firm serving educational institutions, from 2011 to November 2016. Mr. Gay previously served as Vice President of Enrollment at The New School from 2008 to 2012, Executive Vice President of Operations and Enrollment Management at Cardean Learning Group from 2005 to 2007, and as the first Vice President of Enrollment Management at the University of Maryland University College from 2003 to 2005. Prior to entering higher education, Mr. Gay spent 17 years in the communications industry, serving in various senior management positions with MCI Communications Corp., LCC International, Inc. and Solectron Global Services.

    Dr. Vernon C. Smith joined us in November 2016 as Senior Vice President and Provost of APUS. Prior to joining APUS, Dr. Smith was Vice Provost of distributed learning and Associate Professor of Practice at the Gladys L. Benerd School of Education for the University of the Pacific from June 2014 to October 2016. Dr. Smith served as founding Chief Academic Officer and Provost at MyCollege Foundation, where he oversaw the successful launch of Portmont College at Mount St. Mary's, Los Angeles (now MSMU Online), from 2012 to 2014 and previously served as Vice President of Academic Affairs at Rio Salado College from 2009 through 2012. Dr. Smith previously also held various positions at Northern Arizona University and Rio Salado College.

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
The postsecondary education regulatory environment is complex and continues to evolve. Changes in or new interpretations of law, regulations, standards, and policies could have material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under student financial assistance programs, and costs of doing business. The postsecondary education regulatory environment has changed and may change in the future as a result of U.S. federal elections, including as a result of the U.S. federal elections that took place in November 2020. As a result of this election, Democrats, who tend to support more regulation of and restrictions on for-profit institutions, gained control of the executive branch and both houses of Congress. The new Presidential administration and new Congress may act to change or eliminate currently effective legislation and ED regulations, or to enact new legislation, and ED, under new leadership, could initiate new rulemaking processes to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. For example, the Trump Administration delayed the implementation of, repealed, and amended certain regulations promulgated during the prior administration. We cannot predict the extent to which the new Presidential Administration and new Congress will act to change or eliminate or to implement new ED regulations, policies, and practices, nor can we predict the form that new regulations, policies, or practices may take.

The relevant committees in the previous Congress held hearings and considered various policy and legislative proposals related to reauthorization of the Higher Education Act of 1964, as amended, or the HEA. We cannot predict the extent to which the Executive Branch and new Congress will act to reauthorize the HEA or change or eliminate ED regulations, policies, and practices, nor can we predict the form that new legislation, regulations, policies, or practices may take.

We cannot predict the extent to which any potential regulatory or legislative activity may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the regulatory and legislative environment and potential risks associated with it is available below and in the section entitled “Risk Factors” in this Annual Report.

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
Accreditation by an accrediting agency recognized by ED is necessary to participate in Title IV and TA programs. To be recognized by ED, accrediting agencies must adopt specific standards and procedures. The National Advisory Committee on Institutional Quality and Integrity, or NACIQI, is charged with advising ED on whether to recognize accrediting agencies. In 2016, NACIQI voted to recommend that ED renew ABHES’s recognition for five years and in February 2018, NACIQI voted to recommend that ED renew HLC’s recognition for five years. If one of our institutions’ institutional accreditors was to lose its recognition as an accrediting agency and the institution was unable to obtain recognition from another recognized accrediting agency, the institution could lose its eligibility to participate in Title IV programs and TA.

In October 2018, ED announced that it would establish a negotiated rulemaking committee broadly focused on accreditation and innovation, or the Accreditation and Innovation Committee, to prepare proposed regulations related to, among other things, ED’s recognition of accrediting agencies and related institutional eligibility issues. On November 1, 2019, ED published final regulations, portions of which relating to accreditation generally went into effect on July 1, 2020. The final regulations revise ED’s process for recognition and review of accrediting agencies and the criteria used by ED to recognize accrediting agencies. The regulations also revise ED’s requirements for oversight of accredited institutions and programs by generally providing accrediting agencies with greater autonomy and flexibility.
Additional information about each of our institutions’ accreditation is provided above in each reporting segment’s “Our Institutions - Accreditation” section and as follows:
•APUS is institutionally accredited by The Higher Learning Commission, or HLC, a regional accrediting agency recognized by ED. HLC accredits degree-granting institutions in a 19-state region, including West Virginia. HLC most recently reaffirmed the accreditation status of APUS in July 2011. The next comprehensive evaluation for reaffirmation of accreditation is scheduled for the 2020-2021 academic year, with a related site visit scheduled to occur in April 2021.

•Hondros College of Nursing, or HCN, is institutionally accredited by the Accrediting Bureau of Health Education Schools, or ABHES, a national accrediting agency recognized by ED. In June 2018, ABHES granted HCN initial institutional accreditation through February 28, 2021. (Prior to June 2018, HCN was accredited by the Accrediting Council of Independent Colleges and Schools, or ACICS.) The comprehensive evaluation for renewal of ABHES accreditation, which would include HCN’s submission of evidence related to its compliance with ABHES standards and a series of site visits, was scheduled for April 2020 but was postponed due to the pandemic and related disruptions. In August and September 2020, ABHES conducted virtual site visits to HCN’s campuses to assess compliance with ABHES accreditation standards. The visits resulted in findings that student satisfaction with the ADN and PN Programs at HCN’s Toledo campus and the PN program at HCN’s Cincinnati, Columbus, and Dayton campuses was below expected levels, which ABHES associated with the transition to online courses as a result of the COVID-19 pandemic, and a finding at the Indianapolis and Columbus campuses related to the composition of an advisory board. HCN has formally responded to each of the findings, and ABHES has taken no further action. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year ended June 30, 2018, several HCN programs did not satisfy ABHES’s threshold requirements for retention rates or placement rates. For the reporting year ended June 30, 2019, each of HCN’s programs at each of HCN’s campuses satisfied ABHES’s placement rate requirements but failed to satisfy ABHES’s threshold requirements for retention rates.

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

In February 2020, ABHES notified HCN that it had taken additional actions with respect to certain HCN programs at certain locations related to those programs’ performance in relation to ABHES student achievement indicators. Specifically, ABHES: (i) placed the PN programs at the Dayton and Toledo campuses on program specific warning status because the programs have failed to meet the 70% retention rate threshold since HCN’s 2017-2018 annual report and informed HCN that those programs must meet the retention rate threshold by May 1, 2020; (ii) removed the ADN programs at the Cleveland and Toledo campuses from outcomes reporting status after placement rates for those programs at those locations met the 70% compliance threshold; (iii) continued outcomes reporting status for the PN program at the Columbus campus because it has not met the retention rate compliance threshold and confirmed that it has until May 1, 2021 to do so; and (iv) directed HCN to provide evidence to ABHES that the ADN programs at each of the Columbus, Cleveland, Cincinnati, Dayton, and Toledo campuses and the PN programs at the Cleveland and Cincinnati campuses met the retention rate compliance threshold for the period from July 1, 2019 through March 31, 2020, and informed HCN that those programs must meet the compliance threshold by May 1, 2021. On April 22, 2020, HCN notified ABHES that, as of March 31, 2020, HCN met the 70% retention rate threshold at each campus location. For the reporting year July 1, 2019 through June 30, 2020, HCN’s programs satisfied ABHES’s threshold requirements for retention rate, placement rate, and mandatory licensure and credentialing examination pass rates. There can be no assurance that HCN will be able to continue to demonstrate compliance in all cases. If HCN fails to meet the student achievement indicators and is unable to maintain compliance during any timeframe established by ABHES, unless such timeframe is extended for good cause, ABHES may take other action, up to and including withdrawing accreditation for those programs.

On August 12, 2020, ABHES requested that HCN provide ABHES with a financial improvement plan that details HCN’s financial objectives, outlines HCN’s financial improvement plans, including a specific timeline, and addresses the net loss for the fiscal year ending December 31, 2019. The plan was timely submitted to ABHES. ABHES has taken no additional action regarding this matter since the plan was submitted.

Adverse actions taken by ABHES may trigger reporting requirements and ED action under ED’s Borrower Defense Regulations. See “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses.”

Institutional accreditation is an important attribute of our institutions. Colleges and universities depend in part on accreditation in evaluating transfers of credit and applications to graduate schools. Students and sponsors of tuition reimbursement programs look to accreditation for quality assurance, and employers rely on institutions’ accreditation status when evaluating a candidate’s credentials. In addition, the loss of institutional accreditation would result in the loss of eligibility to participate in Title IV programs and TA.
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
State Licensure/Authorization

Our institutions are subject to regulation by the states in which they operate. The level of oversight varies from state to state, and such regulations change frequently. State laws typically establish standards for instruction, faculty qualifications, administrative procedures, marketing, recruiting, financial operations, and other operational matters. Some states prescribe regulations related to an institution’s financial condition, and some states require the posting of surety bonds. State laws and regulations may affect our institutions’ ability to offer educational programs, open locations, and award degrees. If one of our institutions fails to comply with a state’s requirements, it may lose its state licensure or authorization, which would result in the institution’s inability to enroll students in that state and could result in the institution’s inability to receive Title IV program funds and TA funds, at least for students in that state.
Some states assert authority to regulate an institution if its educational programs are offered to residents of those states, regardless of whether the institution maintains a physical presence in the state. The growth of online education has led and may further lead to new laws and regulations and new interpretations of existing laws and regulations. New laws, regulations, or interpretations could increase our cost of doing business and affect our ability to recruit students in particular states, which could negatively affect enrollments and revenue and have a material adverse effect on our business. Changes in our business activities could lead states that do not currently require our institutions to be authorized to require such authorization. The extent of this increase in regulatory obligations, and the associated costs and significance, are not known at this time. Furthermore, in some states it may take a significant amount of time to meet the applicable regulatory requirements with respect to a new program initiative, or we may not be able to do so at all.

The State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states, districts, and territories that establishes national standards for interstate offering of postsecondary distance education and is intended to make it easier for students to take online courses offered by institutions based in another jurisdiction. SARA requires member jurisdictions to approve institutions in their jurisdiction to participate in SARA, based upon institutional accreditation and financial stability, and to resolve student complaints. Applications must be renewed annually. SARA does not cover, or limits its coverage related to, certain activities. As a result, an institution may still be required to obtain state authorization from, for example, agencies, or boards responsible for professional licensure. We cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s rules may be modified, interpreted and enforced, our institutions’ ability to comply with SARA’s requirements and retain eligibility, or the impact that failure to meet the SARA requirements may have on our business. For information on our institutions’ status under SARA, see “—State Authorization/Licensure of Our Institutions” below.

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

Federal Requirements for State Licensure/Authorization
“Home” State Authorization
ED regulations specify how an institution may demonstrate, as required by ED, that it is authorized to offer postsecondary educational programs by the state(s) where it is located, which we refer to as its “home” state, and that the home state otherwise satisfies ED requirements. If ED determines that an institution does not have the required state approval, the institution will be ineligible to participate in Title IV programs. If one of our institutions were to lose its ability to participate in Title IV programs in connection with “home” state authorization requirements, it would also lose its ability to participate in TA.
The loss of ability of one of our institutions to participate in either Title IV programs or TA could have a material adverse effect on our business and financial condition.

State Authorization of Online Education
In December 2016, ED published final regulations addressing, among other issues, state authorization of programs offered through distance education, which were scheduled to go into effect in July 2018. In June 2018, ED announced that it would delay the effective date of the distance education portion of the state authorization final regulations, or the Distance Education Rule, until July 1, 2020. In April 2019, a U.S. District Court judge found that the delayed implementation was improper, and as a result of the court’s related order, the Distance Education Rule took effect in May 2019. The Distance Education Rule requires an institution offering distance education programs to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV aid to such students. An institution may obtain such authorization directly from the state or through a state authorization reciprocity agreement that satisfies ED’s definition of such an agreement. In addition, the Distance Education Rule requires an institution to document the state process for resolving complaints from students enrolled in programs offered through distance education and to provide certain public and individualized disclosures to enrolled and prospective students regarding its programs that are provided or can be completed solely through distance education or correspondence courses, excluding internships and practicums.
In October 2018, ED announced the Accreditation and Innovation Committee would prepare proposed regulations related to, among other things, institutional and programmatic eligibility issues, including state authorization and courses offered through distance education. In June 2019, ED published certain portions of the agreed-upon regulatory language, including those provisions related to state authorization, in a notice of proposed rulemaking. On November 1, 2019, ED published final regulations concerning state authorization, which went into effect on July 1, 2020, except that institutions may in their discretion implement early regulations relating to state authorization and institutional information disclosures. APUS implemented early those regulations effective November 1, 2019. The final regulations related to state authorization effectively replace the Distance Education Rule. The final regulations also clarify the required methodology for determining the state in which a student is located for purposes of satisfying state authorization requirements for distance education courses and require an institution to disclose certain information related to whether programs leading to professional licensure meet applicable state requirements, regardless of program modality.
State Authorization/Licensure of Our Institutions
APUS is authorized to enroll students from each of the 50 states and the District of Columbia. APUS is headquartered in Charles Town, West Virginia, with administrative offices in Virginia that will be vacated at the end of June 2021. APUS is authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC. Under current law, if APUS were to lose its accreditation by HLC, WVHEPC may suspend, withdraw, or revoke APUS’s authorization. Failure to comply with WVHEPC requirements could result in APUS losing its authorization from WVHEPC, its accreditation by HLC, its eligibility to participate in Title IV programs and TA, or its ability to offer certain programs, any of which could force APUS to cease operations. Under Virginia law, because it currently has administrative offices in Virginia, APUS is required to be authorized by the State Council of Higher Education for Virginia, or SCHEV. Accordingly, APUS has obtained SCHEV’s authorization to operate as an out-of-state institution. APUS has participated in SARA since its application was approved in December 2014. APUS also has obtained authorization to operate in California, which is the only state that is a non-SARA jurisdiction.

HCN is headquartered in Westerville, Ohio, and has five campuses in Ohio. In April 2020, HCN began classes for the first cohort of students enrolled in the PN Program at HCN’s new campus in Indianapolis, Indiana, and in April 2021, HCN will begin offering classes at a new campus in Akron, Ohio. HCN is authorized to offer instruction in Ohio by the Ohio State Board. HCN’s PN and ADN programs are approved by the Ohio Board of Nursing, or OBN. HCN has been authorized by the Indiana Board for Proprietary Education/Indiana Commission for Higher Education to offer instruction at the campus in Indiana. The Indiana State Board of Nursing has granted initial accreditation and authorized the admission of the first cohort of students. HCN first began to participate in SARA in April 2016. Its SARA approval lapsed in April 2020 and was renewed in August 2020.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program approved by the OBN. The OBN requires that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant National Council Licensure Examination, or NCLEX, that is at least 95% of the national average for first-time candidates in a calendar year. If a program does not attain this pass rate, the program may face various consequences, including placement of a program on provisional status or withdrawal of approval pursuant to an adjudication proceeding. In March 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program had not met the pass rate standard for four consecutive years. In March 2020, the OBN found that HCN’s ADN Program did not meet the OBN pass rate standard in 2019 for a seventh consecutive year, and we do not expect to meet the pass rate standard in 2020. The OBN will consider restoring a program to Full Approval status if the program meets the pass rate standard for at least two consecutive years. If a program on provisional approval fails to meet OBN requirements at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes, that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment. For example, enrollments in HCN’s ADN Program in 2019 were significantly lower than HCN planned, which we believe was likely partly associated with the implementation of new academic achievement and admissions requirements that had the effect of reducing enrollments from qualified students. If HCN is unable to improve NCLEX scores over time, this situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flow, and financial condition. The Indiana State Board of Nursing also requires that nursing education programs have a pass rate on the relevant NCLEX exam that satisfies certain requirements. A program that is under initial accreditation may not be granted full accreditation if the program’s pass rate is lower than one standard deviation below the average national pass rate. In addition, if the program’s pass rate is lower than one standard deviation below the average national pass rate for three consecutive years, the program may be subject to additional oversight or a change in accreditation status.
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
Student Financing Sources and Related Regulations/Requirements
Our students finance their education through a combination of Title IV programs, TA, education benefits administered by the VA, private loans, corporate reimbursement programs, individual resources and, in the case of HCN, institutional grants and an extended payment plan option. Participation in federal student aid programs, including those administered by DoD and VA, and the extended payment plan option at HCN, adds to the regulation of our operations. In particular, the HEA and related ED regulations subject us to significant scrutiny in the form of numerous standards we must satisfy in order to participate in and administer Title IV programs.

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
Types of Title IV Financial Aid Programs.
Title IV program aid is primarily awarded to students on the basis of financial need, generally defined as the difference between the cost of attending an institution and the amount a student can reasonably contribute. Our students receive grants and loans to fund their education under several Title IV programs, of which the two largest are Direct Loans and Pell Grants. Direct Loan Program loans, including Federal Stafford Loans, Federal Parent PLUS Loans, Federal Grad PLUS Loans, and Federal Consolidation Loans, are made directly by the federal government to students or their parents. Pell Grants are awarded to undergraduate students who demonstrate financial need. In accordance with applicable appropriations legislation, the maximum Pell Grant is $6,345 for the 2020-2021 award year and $6,495 for the 2021-2022 award year. A student’s lifetime eligibility to receive a Pell Grant is 12 semesters (or its equivalent). Students may not be able to use all of this eligibility at our institutions based on their prior receipt of Pell Grants at other institutions. Institutions may award Pell Grant funds for up to 150% of a student’s standard scheduled Pell Grant in one award year. This provision, which commonly is referred to as “year-round Pell,” is intended to allow students to graduate more quickly and with less debt. Some of our students may also be eligible for other Title IV grant programs, such as the Federal Supplemental Education Opportunity Grant. The Title IV programs are subject to Congressional action in terms of appropriations and other legislation that may affect funding levels, student eligibility, and other requirements. For example, the Pell Grant program could be subject to cuts or changes in the future, and cuts in ED’s administrative budget could lead to delays in student eligibility determinations and delays in origination and processing of federal student loans.

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
In June 2020, APUS timely applied for recertification to participate in Title IV programs. On September 9, 2020, ED notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023. ED issued APUS a provisional program participation agreement, or PPPA, outlining the terms of provisional certification. As described in the PPPA, the reason ED granted approval on a provisional basis is because APUS was subject to an open program review at the time of renewal. As discussed more fully in “Compliance with Regulatory Standards and the Effect of Regulatory Violations - Compliance Reviews,” in September 2016 ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years, and that program review was closed on January 27, 2021 with no findings and no further action required. HCN was provisionally certified to participate in the Title IV programs from November 2013 until September 2018. Since September 2018, HCN has been certified to participate in Title IV programs, without the restrictions of provisional certification. HCN will be required to apply timely for recertification in order to continue to participate in the Title IV programs after September 30, 2021.

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
Administrative Capability. ED regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs, including that the institution must:
•comply with all applicable Title IV program regulations;
•have capable and sufficient personnel to administer Title IV programs;
•have acceptable methods of defining and measuring the satisfactory academic progress of its students;
•not have cohort default rates above specified levels;
•have various procedures in place for safeguarding federal funds;
•not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
•provide financial aid counseling to its students;
•refer to ED’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

•submit in a timely manner all required reports and financial statements;
•develop and apply an adequate system to identify and resolve discrepant information with respect to a student’s application for Title IV aid; and
•not otherwise appear to lack administrative capability.

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
In September 2019, ED published new final regulations, which we refer to as the 2020 Borrower Defense Regulations, which among other things amend ED’s financial responsibility provisions in several respects. ED previously modified financial responsibility standards in regulations published in November 2016, which we refer to as the 2016 Borrower Defense Regulations, to provide that an institution (other than a public institution) may not be able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events. The 2020 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection, such as a letter of credit, to ED. Under the 2020 Borrower Defense Regulations, ED will consider an institution unable to meet its financial or administrative obligations under ED’s financial responsibility regulations if the institution is subject to one of certain mandatory triggering events that ED believes have or are likely to have a material adverse effect on the financial condition of the institution. ED may consider an institution not to be financially responsible if ED determines that one of certain discretionary triggering events is likely to have a material adverse effect on the financial condition of the institution. If the institution is subject to two or more of these discretionary triggering events, ED will consider the institution to be subject to a mandatory triggering event and therefore unable to meet its financial or administrative obligations. For each triggering event, to demonstrate that the institution remains financially responsible, the institution may submit evidence that the triggering event has been resolved, that the institution has insurance that will cover part or all of the debt or liabilities, or that the triggering event has not or will not have a material adverse effect on the institution. If ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year.
The 2020 Borrower Defense Regulations also implement updates to ED’s calculations of an institution’s composite score to reflect certain changes in Financial Accounting Standards Board accounting standards and to update the definitions and terms used to describe the calculation of the composite score, including leases and long-term debt. The 2020 Borrower Defense Regulations took effect on July 1, 2020.
Failure of one of our institutions to meet the “financial responsibility” requirements, because it does not satisfy the minimum composite score or is unable to establish financial responsibility on an alternative basis, or because it fails to meet other financial responsibility requirements, could cause the institution to lose access to Title IV program funding, or result in other penalties or conditions on continued participation. ED’s determination that our consolidated financial statements do not satisfy the “financial responsibility” requirements could cause both APUS and HCN to lose access to Title IV program funding or result in other penalties or conditions on continued participation.

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
Using the applicable 90/10 formula, the following table contains the percentage of cash-basis revenue earned from Title IV program funds:

	2018	2019	2020
APUS	41%	38%	35%
HCN	82%	80%	82%

    In recent years, Congress has considered various proposals that would modify the 90/10 Rule. In February and March 2021, the House and Senate each passed versions of the American Rescue Plan Act of 2021, which each include a provision that amends the 90/10 Rule to count all federal education assistance towards the “90%” portion of the calculation. The bill requires additional Congressional approval and Presidential signature prior to enactment. If the bill is enacted in the form passed by the Senate, the revised 90/10 Rule would be subject to negotiated rulemaking, and we expect the Department of Education to seek in that process to define federal education assistance to include TA and VA education benefits. Under the bill, the revised 90/10 Rule would go into effect no earlier than July 1, 2023. At this time we cannot predict whether Congress will pass additional legislation to modify the 90/10 Rule, and what sources of funds could be counted toward the limit. For example, some recent proposals have focused on decreasing the limit on Title IV funds from 90% to 85% but not changing the funds that count toward that limit, others have proposed maintaining the 90% limit but counting TA and VA education benefits toward that limit, and others would both decrease the limit on Title IV funds to 85% and count all federal education assistance funds toward that limit. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions.

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
We have designed our employee compensation and third-party contractual arrangements to comply with the incentive payment rule currently in effect. However, because there are ambiguities as to how the rule is interpreted and enforced by ED and because we could make errors in implementation, we can make no assurances that ED would not find deficiencies in our past, current, or future employee compensation plans and relevant third-party contractual arrangements. In addition, in recent years, other postsecondary educational institutions have been named as defendants in whistleblower lawsuits, known as “qui tam” cases, brought pursuant to the Federal False Claims Act, alleging that an institution’s compensation practices did not comply with the incentive payment rule. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit.

Gainful Employment. Under the HEA, for-profit schools are eligible to participate in Title IV programs in connection with educational programs that lead to “gainful employment in a recognized occupation,” except for certain programs leading to a bachelor’s degree in liberal arts. Historically, this concept had not been defined in detail.
Regulations relating to gainful employment, which we refer to as the GE Regulations, went into effect in July 2015, with the exception of certain disclosure requirements, which generally went into effect in January 2017. The GE Regulations, among other things, established debt-related measures for determining whether certain postsecondary education programs prepare students for gainful employment in a recognized occupation, required institutions to make certain disclosures in connection with gainful employment programs, and required institutions to make certain certifications to ED concerning gainful employment programs. On July 1, 2019, ED rescinded the GE Regulations, effective July 1, 2020, but elective early implementation of the rescission was permitted. Institutions that implemented the rescission early were not required to report data related to gainful employment programs to ED, comply with gainful employment disclosure requirements, or comply with related certification requirements, among other requirements. APUS and HCN elected to implement early the rescission of the GE Regulations. APUS continues to voluntarily make certain disclosures related to gainful employment programs.

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
In September 2020, ED released official three-year cohort default rates for federal fiscal year 2017. The final official ED cohort default rates for APUS and HCN for the federal fiscal years 2015, 2016, and 2017 are as follows:

	2015	2016	2017
APUS	23.8%	18.5%	15.2%
HCN	11.4%	11.3%	12.1%

If one or both of our institutions has a default rate in excess of allowable levels, it could result in that institution’s or those institutions’ loss of eligibility to participate in Title IV programs or incurring additional costs related to default prevention, which could have a material adverse effect on our business. As a result of the CARES Act and subsequent administrative actions, ED implemented a temporary freeze on payments and interest accruals for federal student loans. This administrative forbearance period began on March 20, 2020 and will run until at least September 30, 2021. During this period of temporary relief, we would expect borrowers to be substantially less likely to default on federal student loans, which may artificially lower our institutions’ cohort default rates for federal fiscal years 2018 and 2019. Upon expiration of the temporary freeze, borrowers will again need to make repayments on loans and loans will again accrue interest, which may lead to higher cohort default rates for federal fiscal year 2020 compared to federal fiscal years that reflect the effects of the temporary freeze on payments and interest accruals. See “Company Overview - COVID-19 Pandemic.”
Privacy of Student Personal Information and Records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and ED’s regulations implementing FERPA require educational institutions to protect the privacy of students’ educational records by, among other things, limiting disclosure of a student’s personally identifiable information without prior written consent. If an institution fails to comply with FERPA, ED may require corrective actions by the institution or may terminate an institution’s eligibility to participate in Title IV programs. In addition, educational institutions engaged in financial activities such as the granting of student loans are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, and applicable GLBA regulations, which among other things, require a comprehensive, written information security program to protect personally identifiable financial information of students, parents, or other individuals in a customer relationship with the institution. Failure to comply with the applicable GLBA requirements may result in Federal Trade Commission, or FTC, enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. Institutions are also subject to the general deceptive and unfair practices jurisdiction of Section 5 of the FTC Act with respect to their collection, use, protection, and disclosure of student information. The FTC has brought numerous enforcement actions under Section 5 of the FTC Act against companies that among other things: (1) may have collected, used, shared, or retained personal information inconsistent with the representations, commitments, and promises they make in their privacy policies and other public statements; (2) may have had privacy policies that did not adequately inform consumers about actual practices; and (3) may have failed to reasonably protect the security, privacy, and confidentiality of personal information. Institutions must also comply with the FTC Red Flags Rule, a requirement designed to identify and mitigate identity theft for certain student accounts. States also have so called “mini-FTC Acts” under which they may bring enforcement actions similar to those of the FTC as well as other applicable privacy and security laws. For example, a new law in California, the California Consumer Privacy Act, or the CCPA, which took effect in January 2020 and for which regulations were issued later in 2020, imposes new disclosure obligations and contains a broad array of consumer rights relating to their personal information, including among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information, and the right to demand the deletion of personal information. The CCPA also creates new consumer notice obligations. The CCPA has the potential for significant civil penalties for failing to comply as well as a private right of action and statutory damages for data breaches that are the result of unreasonable security, which may increase data breach litigation, including class action litigation. In November 2020, California voters passed the California Privacy Rights Act, which will expand the CCPA’s requirements when it becomes effective in 2023. In addition, our collection of personal information relating to students or other individuals who are in the European Union, or EU, may implicate the EU’s General Data Protection Regulation, or GDPR, which took effect in May 2018. The GDPR contains numerous requirements relating to the collection, possession, use, and disclosure of personal information, but enforcement priorities and interpretation of certain provisions remain unclear. The GDPR requirements are generally stricter and more comprehensive than those of the U.S. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation.

Accessibility for Students with Disabilities. Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance, which includes us. In 2010, ED’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, ED’s Office for Civil Rights has taken enforcement action against several institutions of higher education, including primarily online institutions, after determining that their websites and online learning management platforms were not accessible to persons with a disability. If one of our institutions is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. An institution that does not come into compliance with Section 504 could lose access to federal funding, including the ability to participate in the Title IV programs and TA.
College Affordability and Transparency Lists. ED publishes on its website lists of the top 5% of institutions, in each of nine categories, with (i) the highest tuition and fees for the most recent academic year, (ii) the highest “net price” for the most recent academic year, (iii) the largest percentage increase in tuition and fees for the most recent three academic years, and (iv) the largest percentage increase in net price for the most recent three academic years. An institution placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to ED explaining the increases and the steps that it intends to take to reduce costs. ED reports annually to Congress on these institutions and publishes its reports on its website. ED also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. APUS was listed as the private for-profit, four-year or more undergraduate institution with the 13th lowest tuition for 2018-2019, and 14th lowest tuition for 2017-2018, in each case the most recent years for which data is available. We cannot determine the extent to which such lists have impacted or may impact our enrollments, reputation, or operating results.

College Scorecard. In September 2015, ED publicly released its “College Scorecard” website, which among other characteristics, allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. Certain College Scorecard measures are based on data collected only about students who receive Title IV program aid. While a significant portion of APUS students receive Title IV program aid, they are a minority of APUS’s students. In August 2018, ED announced a plan to update the College Scorecard or a similar web-based tool to provide program-level outcomes for all higher education programs at all institutions that participate in the Title IV Programs. In 2019, ED updated the College Scorecard to include additional information, including more comprehensive graduation rates and program-level outcomes data such as median earnings and median loan debt. In December 2020, ED further updated the College Scorecard to include data on average earnings two years out from graduation based on field of study and data on student loan repayment. We cannot determine the extent to which the data collected and published by ED has impacted or may impact our enrollments, reputation, or operating results.

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
If 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of ED equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. For example, APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. In a Final Audit Determination letter in January 2018, ED conveyed its finding that funds had not been returned timely. ED also noted that a similar finding had been made in a program review that ED subsequently closed. In connection with the finding, ED required that APUS post an irrevocable letter of credit for approximately $700,000. APUS posted the letter of credit in March 2018 and it expired December 31, 2019. If ED determines that one of our institutions has repeatedly failed to comply with ED regulations, it may take adverse action against the institution on the basis of the repeated finding or may find that the institution has failed to demonstrate administrative capability, as described above.

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
Borrower Defenses. Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Direct Loan. ED’s previous regulations permitted a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. In November 2016, ED published the 2016 Borrower Defense Regulations, which concern which acts or omissions of an institution of higher education a student borrower or group of borrowers may assert as a defense to repayment of a loan made under the Direct Loan Program and certain other matters. For Direct Loans first disbursed on or after July 1, 2017, the 2016 Borrower Defense Regulations created a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. The 2016 Borrower Defense Regulations also prohibited institutions from requiring students to engage in the institutions’ internal complaint processes before contacting other agencies, prohibited the use of pre-dispute arbitration agreements by institutions, prohibit class action lawsuit waivers, and required institutions to notify ED of arbitration filings and awards, for claims that may form the basis for a borrower defense to repayment of a Direct Loan. The implementation of certain portions of the 2016 Borrower Defense Regulations, including portions of the regulations establishing a new federal standard and a process for determining whether a Direct Loan borrower has a defense to repayment on a Direct Loan based on an act or omission of an institution, was delayed by ED and those provisions went into effect pursuant to a court order in October 2018. The 2016 Borrower Defense Regulations remained in effect until the 2020 Borrower Defense Regulations, described below, which went into effect on July 1, 2020 and will thereafter continue to apply to all loans made under the Direct Loan Program on or after July 1, 2017 and before July 1, 2020, with certain exceptions pursuant to the 2020 Borrower Defense Regulations.

On September 23, 2019, ED published the 2020 Borrower Defense Regulations, which, among other things, modify the borrower defenses to repayment for loans made under the Direct Loan Program on or after July 1, 2020, the limitation periods for related claims, and the processes for resolution of such claims as compared to defenses and claims under the 2016 Borrower Defense Regulations. The 2020 Borrower Defense Regulations generally remove the prohibitions contained in the 2016 Borrower Defense Regulations, but require institutions whose students must enter into pre-dispute arbitration agreements or class action waivers as a condition of enrollment to disclose publicly those requirements in an easily accessible format, and prohibit such institutions from requiring a student to participate in arbitration or any internal dispute resolution process prior to filing a borrower defense to repayment application with ED. ED will have discretion to determine the appropriate amount of relief, if any. The 2020 Borrower Defense Regulations eliminate the process available under the 2016 Borrower Defense Regulations for a group of borrowers for Direct Loans disbursed on or after July 1, 2020.
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
The 2020 Borrower Defense Regulations also made other regulatory changes, including modifying ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if an institution or location closes.
Department of Defense
Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the uniform tuition assistance program of the DoD, or TA. Service members may use TA to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by ED. APUS participates in TA, and for students in APUS undergraduate, and beginning January 2020, for students in APUS master’s programs, we have established tuition rates per credit hour that under current DoD policies can be 100% covered by DoD tuition assistance funds provided that the student does not exceed the annual limits per student. As of November 2019, HCN also participates in TA.

In March 2013, DoD restricted the ability of service members who have not previously taken a postsecondary education course and who are in certain duty locations outside the continental United States, or overseas locations, to receive TA for courses offered by institutions of higher education that are not parties to contracts with the DoD to provide DoD voluntary education programs at those locations. Because we do not have contracts with the DoD to provide instruction at overseas locations, service members who begin their first postsecondary education program after arrival at an applicable overseas location may not use TA to pay for their education in our programs until after they have already successfully completed a course with an institution that has entered into a contract to provide voluntary education programs at that overseas location. Service members who were already enrolled in one of our programs before arriving at an overseas location may continue to receive TA for the in-progress program, but they will be encouraged to enroll in courses provided by institutions that provide programs at the applicable overseas duty location.

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

Each institution participating in TA is required to sign a Memorandum of Understanding, or MOU outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in TA. In May 2014, DoD promulgated new regulations and a revised MOU, or the DoD MOU, which APUS signed in August 2014 and which HCN signed in November 2019. Pursuant to the DoD MOU, among other requirements, institutions must: explain certain tools to service members, such as ED’s “College Navigator” website and the Consumer Financial Protection Bureau’s “Paying for College” website; comply with requirements related to readmission policies for service members; abide by limitations on the use of funds derived from TA; provide certain academic and student support services; disclose information about transfer of credit; in certain circumstances, return TA funds to DoD (such as when a student ceases to attend or an institution cancels a course); offer to service members loan counseling before private student loans are offered or recommended; and comply with ED’s Title IV “program integrity” rules, including rules related to incentive payments and misrepresentation. The DoD MOU also provides that an institution may only participate in TA if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. Additional information regarding the potential risks associated with the DoD MOU is provided in the “Risk Factors” section of this Annual Report.

In January 2014, several federal government agencies announced an online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill, TA, and other military-related education benefit programs. An institution having recurring substantive complaints, or demonstrating an unwillingness to resolve complaints, may face a range of penalties, including revocation of its MOU and removal from participation in TA.

In addition to TA, branches of the U.S. military offer credentialing assistance, which links soldiers to and in many cases provides funds for approved training courses or exams related to occupational licenses or certifications, and associated books, supplies and materials. Credentialing Opportunities Online, or COOL, is a program for each of the military branches and DoD civilians that links experience with certification. While benefits vary by service, service members may be eligible for assistance in paying for certifications, including by vouchers, reimbursement, or grants. Students must meet certain eligibility requirements in order to receive credentialing assistance, including in some cases service time, experience and TA eligibility requirements. The Army offers an expanded credentialing program called the Army Credentialing Assistance Program, or CA. CA is a program designed to support soldiers who wish to pursue civilian credentials, licenses, and certifications that lead directly to a specific job, including in areas outside of a soldier’s Military Occupational Specialty (MOS). Through CA, soldiers can receive reimbursement for fees associated with qualifying programs listed on Army COOL. APUS became an approved training provider for CA programs in October 2019 while CA was in an expanded user test, and Army-wide implementation of CA began in January 2020. We believe other service branches may follow the Army’s example or pursue other approaches to enhancing support for credentialing. Students in the Army may use both TA and credentialing assistance for CA, subject to a combined cap on benefit amounts.

Department of Veterans Affairs
The VA administers education benefits provided by federal law, including the Montgomery GI Bill, or GI Bill, and the Post-9/11 GI Bill. APUS is approved to provide education to veterans and members of the selective reserve and their dependents by the state approving agencies in West Virginia and Virginia. Programs at each of HCN’s campuses in Ohio are approved for VA benefits by the state approving agency in Ohio.
Under current law, for the 2020-2021 academic year, an eligible veteran who attends a non-public U.S. institution may receive veterans’ education benefits to pay for tuition and fees based on the net cost to the veteran up to $25,162.14. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive a monthly housing allowance equal to 50% of the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents, or $916.50 per month.
To the extent that TA does not cover the full cost of tuition for service members, eligible service members may also use their benefits under the GI Bill or the Post-9/11 GI Bill through the “Top-Up” program. The “Top-Up” program allows U.S. Military active duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of TA that is paid by the military for the course, but is limited to 36 months of payments.

On January 5, 2021, the President signed into law the Johnny Isakson and David P. Roe, M.D. Veterans Health Care and Benefits Improvement Act of 2020, which modified policies related to GI Bill and other VA-administered education funds. The new law requires institutions to be financially responsible for all benefits paid directly to institutions in instances of overpayments that need to be returned to the VA. Prior to this change, institutions were only responsible for some benefits while students were responsible for the remainder. This legislation also includes requirements related to consumer disclosures, advertisements, and recruiting that align with the requirements institutions must follow in order to receive funds under ED and DOD programs. These requirements include the provision of disclosures about cost, loan debt, graduation rates, job placement rates, and transfer credit policies; the prohibition of incentive compensation on the basis of securing enrollments; the prohibition of high-pressure recruitment tactics like numerous unsolicited contacts and same-day recruitment and registration. The majority of these requirements go into effect on August 1, 2021.

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
Beginning in July 2018, HCN began offering its students an extended payment plan option. The extended payment plan is designed to assist students with educational costs consisting of tuition, textbooks, and fees, and are only available after all other student financial assistance has been applied. Payment plans require monthly payments while the student is enrolled in a program and extend for up to six months after the last day of attendance or graduation. To the extent interest is applied, it is generally fixed and does not accrue until the student departs the program or graduates. The extended payment plan does not impose any origination fees. Borrowers are advised about the terms of the extended payment plan and counseled to use all federal funding options. The extended payment plan is subject to various federal and state laws and regulations, such as the Truth in Lending Act as implemented in Regulation Z, the Equal Credit Opportunity Act as implemented in Regulation B and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act.

Beginning January 1, 2020, HCN began offering an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources.

Consumer Protection
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau, or CFPB, has pursued enforcement actions against certain for-profit institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2020, the CFPB Student Loan Ombudsman released a report analyzing more than 1,900 complaints from private student loan borrowers and more than 5,000 federal student loan servicing complaints the CFPB received between September 1, 2019 and August 31, 2020. We do not know what enforcement actions the CFPB may pursue, or what steps Congress or federal agencies may take, in response to these reports and whether such actions, if any, will have an adverse effect on our business or results of operations.

Other Issues Related to Consumer Protection and Complaints

Many states have become more active in regulating for-profit education from a consumer protection perspective, specifically related to enforcement of consumer protection laws and implementation of new regulations by state attorneys general. For example, the Attorney General of Massachusetts issued APUS a Civil Investigative Demand, or CID, in July 2017 relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID required the production of documents and information relating to recruitment, enrollment, job placement and other matters. In August 2018, APUS entered into an Assurance of Discontinuance, or AOD, to resolve the inquiry. Pursuant to the terms of the AOD, and without any finding or admission of wrongdoing on APUS’s part, APUS paid $270,000 to the Attorney General and agreed to otherwise comply with applicable Massachusetts regulations. Other state attorneys general may also initiate inquiries into us or our subsidiaries. Actions by state attorneys general and other governmental agencies, whether or not involving us or our institutions, could damage our reputation and the reputation of our institutions and limit the ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.

Our institutions are recipients of complaints filed with state regulatory authorities, the Better Business Bureau, and posted in online forums. Our institutions attempt to resolve such complaints in a cooperative manner. However, even if such complaints are resolved or are otherwise unfounded, they may still harm the reputation of our institutions. For example, in August 2017, HCN received notice from the Ohio State Board that the Ohio State Board was responding to student complaints and initiating formal disciplinary action against HCN’s Cincinnati campus because the campus discontinued offering one version of the PN Program curriculum and implemented a new PN Program curriculum allegedly without the Ohio State Board’s permission. It was alleged that at least three students enrolled in the discontinued curriculum were unable to complete without transferring into the new program and incurring substantial costs and time to complete the program. HCN submitted a proposed resolution to the Ohio State Board, which included for each of the three students a partial refund for classes in which they enrolled but earned no credit. The Ohio State Board accepted HCN’s proposal. One student accepted the partial refund, and the two others failed to return executed agreements to the Ohio State Board by their due dates. In January 2018, the Ohio State Board informed those two students that it had closed their cases.

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

In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. As part of the program review, ED conducted a site visit in September 2016. In general, after ED conducts its site visit and reviews data supplied by the institution, if ED identifies any instances of noncompliance, ED sends the institution a preliminary program review report to which the institution has an opportunity to respond. ED then issues a final program review determination letter identifying any findings, including any liabilities. The institution may appeal any monetary liabilities specified in the final letter. On January 27, 2021, ED issued the final program review determination letter closing the review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. ED did not identify any findings, penalties, or requirements for further action, and the letter indicated that no further action was required with respect to findings in the 2016 Title IV compliance audit Final Audit Determination letter issued in January 2018, including a finding that return of Title IV funds calculations were incorrectly computed for some students and a finding that APUS had incorrectly reported the students’ enrollment status to the National Student Loan Data System for some students. ED closed the program review based on the length of time that had passed since the site visit, the continued monitoring of the institution through annual compliance audits, and APUS’s assertions that it has taken corrective actions. In June 2020, APUS timely applied for recertification to participate in Title IV programs. On September 9, 2020, ED notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023. ED issued APUS a PPPA outlining the terms of provisional certification. ED approved APUS on a provisional basis due to the open program review at the time of renewal.

In order to participate in TA, institutions must agree to participate in DoD’s Voluntary Education Institutional Compliance Program, or ICP. An institution that through the ICP is found noncompliant with DoD requirements and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA. In February 2020, DoD informed APUS that it is one of 250 institutions selected for ICP review in 2020. Upon request, in May 2020, APUS submitted a self-assessment in connection with the ICP. On November 30, 2020, DoD issued a report finding that APUS did not clearly articulate certain policies or clearly make certain disclosures. APUS has submitted its corrective action plan and is required to submit related evidentiary support by May 31, 2021.

Potential Effect of Regulatory Violations
If our institutions fail to comply with the regulatory standards governing Title IV programs, ED could impose one or more sanctions, including transferring our institutions to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring the posting of an irrevocable letter of credit in favor of ED as a condition for continued Title IV certification, taking emergency action against our institutions, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate participation in Title IV programs. If APUS’s approval to participate in Title IV programs is terminated, APUS will also lose its ability to participate in TA pursuant to the DoD MOU. If such sanctions or proceedings were imposed against our institutions and resulted in a substantial curtailment, or termination, of participation in Title IV programs, this would materially and adversely affect our enrollments, revenue, results of operations, and financial condition.
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
Rasmussen Acquisition Regulatory Review
The Rasmussen Acquisition will be required to be reported to, and in some cases approved by, various education regulatory bodies. As discussed below, an institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. ED does not provide pre-closing approval but will conduct a “pre-acquisition review” of a proposed change at the request of the parties. The parties will request a pre-acquisition review of the Rasmussen Acquisition. Upon completion of a pre-acquisition review, ED will inform Rasmussen University whether it will be required to post a letter of credit in connection with its continued participation in Title IV programs after closing. As required, we intend to timely notify ED about the occurrence of the change in ownership of Rasmussen University and submit an application for approval to participate in Title IV programs after the closing of the transaction.

We will also notify state agencies, accreditors, boards of nursing, and other relevant regulators of this change in ownership to the extent required. In some instances, these bodies will require prior approval before the change in ownership can be completed. For example, as discussed below, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. The parties have submitted an application to HLC for pre-closing approval of the change in ownership. Additionally, some regulators will require approval after the change in ownership in order to continue proper licensure, accreditation, approval, or authorization.

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
HLC, the accrediting agency for APUS and Rasmussen University, requires HLC-accredited institutions to inform HLC in advance of any substantive change. Examples of substantive changes requiring advance notice to HLC include changes in the legal status, ownership, or form of control of the institution, such as the sale of a for-profit institution. HLC must approve a substantive change in advance in order to include the change in the institution’s accreditation status. HLC also requires an on-site evaluation within six months to confirm the appropriateness of the approval.
HLC oversight extends to defined changes that occur in an institution’s parent or controlling entity, and not necessarily in the institution itself. Actions by, or relating to, an accredited institution, including a significant acquisition of another institution, significant changes in board composition or organizational documents, and accumulations by one stockholder of greater than 25% of the capital stock could trigger additional reviews of the institution and possible change from accredited status to candidate status, which enhances the risks associated with these types of actions. In particular, a change from accredited status to candidate status could adversely impact an institution’s ability to participate in Title IV programs, which in turn would impact the institution’s ability to participate in TA.
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
Other Agencies
In certain circumstances, state approving agencies responsible for oversight of veterans’ education benefits may require an institution to obtain approval for a change in ownership and control. The state approving agency in Ohio approved the November 1, 2013 change of ownership of HCN, and state approving agencies will need to approve the Rasmussen

Acquisition. However, there is no guarantee that the relevant state approving agencies will approve the Rasmussen Acquisition or any other future transactions.

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
Provisionally certified institutions of higher education such as APUS must seek prior approval from ED to offer new academic programs eligible for federal student aid. In order to acquire ED approval for a new academic program, APUS as a provisionally certified institution would need to submit electronic applications to ED with evidence of accreditor and state approvals for any proposed programs. APUS would not be able to disburse federal student aid to students in these new programs until ED adds the program to APUS’s Eligibility and Certification Approval Report. A fully-certified degree-granting institution generally is not obligated to obtain ED’s approval of an additional program leading to a degree at the same level previously approved by ED, or of a new program that both prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum-length requirements. However, ED could require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution is required to obtain ED’s approval for the addition of a new program, fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution could be liable for repayment of those Title IV program funds.

Other Recent Legislative and Regulatory Activity
    Many of our students rely on federally funded programs, including Title IV programs, TA and education benefits administered by the VA that may be affected by changes in the federal budget. Due to the substantial amount of federal funds disbursed to schools through Title IV programs, the large number of students and institutions participating in these programs, and significant political interest in the cost of education, Congress continues to show interest in regulation and oversight of institutions of higher education, especially those that are for-profit.

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
    Congressional inaction on budgetary matters has led to lapses in funding, resulting in government shutdowns, and subsequent policy changes that have affected federal student aid programs at DoD. For example, funding for the federal government lapsed on several occasions in 2018, resulting in partial government shutdowns. During a 35-day partial government shutdown that began in December 2018, the Coast Guard suspended its tuition assistance program. A future government shutdown, particularly one that includes DoD or suspension or resulting modification of DoD tuition assistance programs, could have a material adverse effect on our operations and financial condition.

Funding shortfalls have also affected DoD federal student aid programs. In May 2019, the Navy announced that as a result of increased demand stemming from improvements in service delivery and higher limits on annual benefits available per sailor, TA benefits available to sailors for the fiscal year ended September 30, 2019 were expected to be exhausted by the end of May 2019, and effective May 28, 2019 the Navy ceased approving TA program funds for eligible sailors until the start of the new government fiscal year on October 1, 2019. Further, effective October 1, 2019, Navy service members must have a minimum of two years of service before becoming eligible to use tuition assistance or the Navy College Program for Afloat College Education, funding is capped at twelve semester hours per fiscal year, and career funding is capped at 120 semester hours. Effective October 1, 2021, the annual funding cap will increase to 18 semester hours.
We expect each military branch and the DoD to continually evaluate their approach to education funding, and the resulting changes could have an impact on the funds available to service members to pursue their education at our institutions.
Higher Education Act
The HEA must be periodically reauthorized by Congress and each Title IV program must be funded through appropriations acts on an annual basis. The most recent comprehensive reauthorization occurred in 2008 when Congress reauthorized most HEA programs through the 2014 federal fiscal year. The previous Congress considered comprehensive legislation to reauthorize the HEA, including proposals from Republicans and Democrats, referred to as the Student Aid Improvement Act and the College Affordability Act, respectively, and Congress could consider such legislation again in the future.
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
Other Regulatory Activity

Regulatory Reform Executive Order
Executive Order 13777, “Enforcing the Regulatory Reform Agenda,” signed by President Trump in February 2017, directed federal agencies including ED to establish a Regulatory Reform Task Force to evaluate existing regulations and make recommendations to the agency head regarding the regulations. In October 2018, the ED Regulatory Reform Task Force announced that ED’s Office for Postsecondary Education had identified a total of 1,230 guidance documents that were out-of-date and that it intended to withdraw. Those documents constituted nearly 80% of the Office of Postsecondary Education’s total of 1,562 guidance documents. In January 2020, the ED Regulatory Reform Task Force issued a status report outlining actions ED had taken to address the findings in prior reports, including rulemakings related to accreditation, state authorization, TEACH grants, Title IV religious freedom, distance education, innovation, and Title IX.

Other Federal Rulemakings
On December 11, 2019, in a notice of proposed rulemaking, ED published additional portions of the agreed-upon regulatory language, including provisions related to the participation of faith-based entities in the Title IV programs and certain rules related to the TEACH Grant program. The final rule, which was released on August 14, 2020 and is consistent with the proposed rule, is effective July 1, 2021.
On April 2, 2020, ED published a notice of proposed rulemaking based on consensus language agreed to by the Accreditation and Innovation Committee related to distance education. The final rule, released on August 24, 2020, is effective July 1, 2021. The rule provides institutions additional flexibility in offering distance education and competency-based education programs. New proposed definitions related to “academic engagement,” “distance education,” and “regular and substantive interaction” provide further clarity regarding the instructional requirements that distance education programs must abide by in order to remain eligible for Title IV disbursements. Failure to comply with these standards could lead to adverse actions by ED.

On November 29, 2018, ED published in the Federal Register a notice of proposed rulemaking regarding related to implementation of Title IX of the Education Amendments of 1972, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rule, which was released on May 19, 2020, took effect on August 14, 2020. The regulations define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has caused us to have to adjust our operations, which could adversely affect the student experience, particularly at HCN, and could have additional adverse effects on our business, financial condition, or results of operations.

The COVID-19 pandemic prompted us to adjust our operations throughout our business. In March 2020, we implemented our business continuity plans, with employees at APEI and APUS transitioning to a remote workforce and employees at HCN operating in a blended model.

The COVID-19 pandemic required us to shift from campus-based to a blended model at HCN beginning with HCN’s second academic quarter in 2020, with online delivery of its courses and limited in person interactions. HCN later fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. In October 2020, HCN temporarily expanded certain campuses through short-term leases of additional space to be used as lab space in order to accommodate student demand in compliance with COVID-related public health measures that effectively limit the number of students in each lab class, and then reverted to online courses and limited on-campus labs in November 2020 following spikes in COVID-19 cases in Ohio.

In 2020, we experienced an increase in net course registrations at APUS and an increase in student enrollment at HCN. We believe the increase in net course registrations at APUS may have in part been due to the impact of the COVID-19 pandemic, and that the increase in new student enrollment at HCN was due in part to an increase in demand for nursing education and a change in the competitive environment due to COVID-19. Demand for online education or nursing education may moderate or decrease as the COVID-19 pandemic abates, which would adversely impact our financial condition and results of operations.

At HCN, ongoing impacts from the COVID-19 pandemic could also cause a disruption of educational services provided to students and increase costs to continue to deliver courses in person and online. There can be no assurance that these and other protective measures we have implemented or may put in place will be successful in preventing cases of COVID-19 among our employees and students, when on-campus courses will resume more broadly or to what degree, or that thereafter HCN will not need to again further limit campus interactions or close its campuses. Furthermore, we have limited experience delivering HCN’s curriculum online, and to the extent HCN utilizes online learning, HCN’s students may not experience the same level of success in coursework or with NCLEX scores as they would in a traditional campus environment. If HCN is not able to continue to deliver instruction on-campus and HCN is not able to effectively create and manage online or blended versions, or otherwise arrange for delivery, of all of the required elements of HCN’s academic programs, HCN’s students may not be able to complete their studies with HCN, impacting their ability to graduate and obtain licensure, employment, or their other desired outcomes. This would likely have a material adverse effect on our business, financial condition, or results of operations. Furthermore, the need to practice social distancing also increases the demand for space in HCN’s facilities. HCN may need to obtain further additional facilities and may also need to place restrictions on program size, which may adversely impact our results of operations.

While we have not experienced significant changes in interactions with students other than by temporarily shifting to online and then blended in person and online learning at HCN, we may experience such impacts in the future if the COVID-19 pandemic and its effects are prolonged or increase in scope.

At APUS, faculty, substantially all of whom work remotely in ordinary circumstances, and our student support services teams, many of whom routinely work in our offices, may experience increasing difficulty in continuing to provide quality instruction and support to our students if current social distancing and future “stay-at-home” orders impact the communities in which they live, causing disruption in their lives that could impact their ability to provide a quality product, lead to increased absenteeism, or impact their ability to continue working. Almost all of the remainder of our workforce is working remotely, and we have implemented business continuity processes, which could lead to decreased operational efficiency and other challenges inherent in doing things in a manner different than our ordinary course operations. If faculty, student support services staff, administrators, or other skilled personnel cease working or are unable to work as efficiently or effectively due to the effects of the COVID-19 pandemic, we could lose capacity and expertise critical to our operations and the delivery of instruction and services to students. Over time, any reduction in operating efficiencies or other business challenges could compound or worsen, adversely impacting our operations and our ability to provide services to our students. For example, the economic downturn, restrictions on business activities, and other effects of the COVID-19 pandemic could result in the inability of our third-party vendors to serve us, which could disrupt integral business processes. Remote working and the implementation of business continuity processes also generally create operational challenges around information technology matters, including, for example, an enhanced risk of cyber events and more difficulty in responding to them. It is not practical to estimate or identify all potential risks that could arise from having substantially all of our workforce working remotely or other impacts of the COVID-19 pandemic and there may be risks that are not reasonably foreseeable. There could be significant adverse effects on our business, financial condition, and results of operations that we have not identified or that we do not currently expect will be material.

Changes to our teaching methodology at HCN, including as a result of the COVID-19 pandemic, could have an adverse impact on the ability of HCN’s graduates to obtain professional licensure, employment, or other outcomes, which could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

To apply for licensure to practice nursing in Ohio, an applicant must have successfully completed a nursing education program that is approved by the OBN. The OBN requires that nursing education programs such as HCN’s PN and ADN Programs have a pass rate on the relevant NCLEX that is at least 95% of the national average for first-time candidates in a calendar year. As discussed more fully in “Regulatory Environment - State Authorization/Licensure of Our Institutions” in Part I, Item 1 of this Annual Report, failure to satisfy that requirement can result in the OBN taking certain adverse actions, including placement of a program on provisional status or withdrawal of approval pursuant to an adjudication proceeding. In March 2017, the OBN placed HCN’s ADN Program on provisional approval because the ADN Program has not met the OBN pass rate standard for four consecutive years. In March 2020, the OBN found that HCN’s ADN Program did not meet the OBN pass rate standard in 2019 for a seventh consecutive year. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment. In addition, we cannot be certain that factors beyond our control, such as the ongoing COVID-19 pandemic, which led to the temporary shifting of HCN’s courses to online delivery and then to a blended model of in person and online, and then back to online delivery, will not have a negative impact on the student experience, student outcomes and NCLEX scores. If HCN is unable to improve NCLEX scores over time, this situation could have an adverse impact on our ability to enroll students and eventually our ability to continue HCN’s ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

On March 27, 2020, Ohio enacted a COVID-19 emergency relief law that allows individuals who have successfully completed a nursing education program approved by OBN to receive a temporary license to practice as an RN or LPN before taking the NCLEX. Graduates of OBN-approved nursing education programs, such as HCN’s programs, were permitted to apply for a temporary license that was valid until March 1, 2021, at which time it expired. We cannot predict the effect Ohio’s emergency relief law will have on our NCLEX scores, if any.

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

The CARES Act, CAA, CRRSAA, and COVID-19-related regulatory guidance may contain provisions that could benefit some institutions more than others, their provisions may be ambiguous or subject to change, we may have difficulty adjusting our systems to comply, and failure to comply could subject us to penalties.

In March 2020, Congress passed the CARES Act in response to COVID-19 and its related effects. Wholly online institutions are effectively ineligible for any of the $12.6 billion in funding from ED available to higher education institutions under the Higher Education Emergency Relief Fund or HEERF, established by the CARES Act. No allocation of HEERF funds was made to APUS by ED.

ED allocated $3.1 million for HCN and in May 2020, HCN received its HEERF allocation. As part of the process to receive its allocation, HCN signed a funding certification and agreement setting forth terms and conditions, including compliance with relevant CARES Act provisions and applicable law.

The CARES Act requires recipient institutions to use at least 50% of their HEERF funds to provide emergency grants to students for expenses related to the disruption of campus operations due to COVID-19. The CARES Act also permits institutions to use up to 50% of their HEERF funds to cover any costs associated with significant changes to the delivery of instruction due to COVID-19, so long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship. Although HCN incurred costs to shift its delivery of instructions and operations due to COVID-19, it chose to distribute 100% of its HEERF allocation directly to eligible students.

In December 2020, Congress passed the CAA, which included the CRRSAA, which contained several education-related provisions. The CRRSAA appropriated an additional $22.7 billion for the HEERF to be distributed to higher education institutions. The CRRSAA allocation formula differs from the CARES Act formula in several ways, including new allocations for institutions on the basis of the number of students enrolled exclusively in distance education. Under this formula, ED allocated approximately $600,000 for APUS and $2.0 million for HCN. Each institution has until April 15, 2021 to accept its allocation. The CRRSAA places limitations on the expenditure of funds that were not applicable to CARES Act funds. Specifically, the CRRSAA requires proprietary institutions to spend their entire new HEERF allocation on direct financial aid grants. The CRRSAA further specifies that institutions should provide grants based on financial need, with special emphasis on grants to students eligible for Pell Grants.

ED has issued several guidance documents regarding the appropriate use of HEERF funds and related reporting requirements and regarding regulatory flexibility in the administration of federal student aid as a result of challenges related to COVID-19. These guidance documents provide institutions further information on allowable practices for the administration of federal work study, measurement of satisfactory academic progress, and proper return of unearned federal student aid to ED.

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

Risks Related to Attracting and Retaining Students
Our success and financial performance depend on the effectiveness of our ability to attract students who persist in our institutions’ programs.

Building awareness and reputation among potential students of our institutions and the programs they offer is critical to our institutions’ ability to attract new students. In order to maintain and increase our revenue and profits, our institutions must continue to attract new, qualified students in a cost-effective manner, and these students must remain active in our institutions’ programs. In addition, because our institutions experience declines in their student population as a result of graduation, transfers to other academic institutions, withdrawals, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those who have left. Some of the factors that could prevent us from successfully advertising and marketing our institutions’ programs and from successfully enrolling and retaining qualified students in those programs include:
•changes and revisions to policies of the DoD and the various military services;
•challenges in maintaining strong relationships with military and military-affiliated communities;
•the emergence of more, and more successful, competitors, and alternative education models, including as a greater number of schools pursue online education;
•factors related to our institutions’ marketing, including the costs of internet advertising and multi-faceted interactive marketing campaigns;
•challenges in designing marketing campaigns that successfully attract college-ready students;

•the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;
•performance problems with our institutions’ online systems;
•our institutions’ failure to maintain accreditation, state authorization, eligibility for Title IV programs or other sources of financial aid, or other approvals;
•increased regulation of online education, including in states in which we do not have a physical presence;
•investigations or litigation by government agencies, other regulators, or private parties that may limit our ability to operate or damage our reputation;
•challenges in maintaining a positive reputation among students, employers, and other stakeholders;
•student dissatisfaction with our institutions’ services and programs;
•failure to develop, deliver and maintain a message or image for APUS that resonates well with non-military students;
•adverse publicity regarding us, our institutions, our competitors, or online or for-profit education generally;
•a decline in the acceptance of or demand for online education generally, including as the COVID-19 pandemic abates; and
•a decrease in the perceived or actual economic benefits that students derive from our institutions’ programs or programs provided by for-profit schools generally.

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
Our marketing strategy for APUS traditionally focused on building long-term, mutually beneficial relationships with organizations and individuals in the military, military-affiliated, and public service communities. However, with limitations on access to military students, as discussed further below under the Risk Factor that begins “If APUS does not have strong relationships with, and access to, various military installations . . .” and with a continued focus on efforts to attract students outside of the military, we must continue to focus on marketing channels that attract college-ready students unaffiliated with the military who perform well at APUS. However, we have experienced challenges attracting college-ready students unaffiliated with the military who perform well at APUS, and there is no assurance that we will be able to do so on a cost-effective basis and although enrollment increased in 2020, there is no assurance that the increase will be sustained, including as impacts of the COVID-19 pandemic abate.
Furthermore, because APUS’s tuition is generally lower than that of most of its competitors, it has fewer dollars to spend per student on marketing and advertising than they do. Nevertheless, APUS has tried to, and may in the future try to, implement new marketing tactics and channels, including those with which it has no experience, and which have no guarantee of success. For example, we increased marketing expenditures in fiscal 2020, including to support a new advertising campaign focusing on affordability and return on investment for learners. If we are unable to develop and optimize marketing and advertising programs that are effective in developing awareness of our institutions and the programs we offer and their value propositions, and are unable to enroll and retain qualified students in military and non-military markets, our enrollments would suffer, and there could be a material adverse effect on our financial condition and results of operations.

The success of HCN depends, in part, on our ability to maintain and increase student enrollments in HCN’s programs. Although enrollment increased in 2020, there is no assurance that the increase will be sustained, including as impacts of the COVID-19 pandemic abate. We experienced decreases in enrollment at HCN in 2019, which resulted in a significant decline in revenue in our HCN Segment. We believe the decline in enrollments was likely partly associated with the implementation of new academic achievement and admissions requirements, as well as negative perceptions by certain current and prospective student cohorts, among other potential factors. As part of our strategy, we intend to continue to open new campuses for HCN, such as the new campus in Indianapolis, Indiana that began operations in April 2020, and our new campus in Akron, Ohio that we expect to begin operations in April 2021. Such actions require us to obtain appropriate federal, state, and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. We continue to work on identifying the appropriate balance of academic achievement requirements, admissions requirements, and attracting appropriate students, as well as identifying and remediating the factors impacting enrollments, but cannot predict whether our initiatives and efforts will be successful over the long term. In addition, with the opening of HCN’s sixth campus in Indianapolis, Indiana in April 2020 and proposed opening of HCN’s seventh campus in Akron, Ohio in April 2021, we have been and will be marketing in geographic areas in which HCN did not previously have a campus. If in the future we are unable to effectively market HCN’s programs, we may not be able to successfully maintain and increase HCN enrollments, which would negatively affect our operating results.

If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals, open, accredit, and attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be adversely affected. In addition, the inability to expand existing programs efficiently, or successfully, including as a result of constraints on our operations due to COVID-19, pursue new program initiatives, and add new campuses would harm our ability to grow our business and could have an adverse impact on our financial condition.
If APUS does not have strong relationships with, and access to, various military installations and installation education centers, our ability to maintain enrollments from military students and our future growth may be impaired.

As of December 31, 2020, approximately 61% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and a significant portion of APUS students rely on TA to pay for their education. We are highly dependent on our relationship with the military and its members, and our ability to attract and retain military service members as students. Because APUS relies on referrals and personal relationships for recruiting, impediments to access can have an adverse effect on maintaining and generating registrations from military students.

DoD has issued briefings that prohibit base commanders from authorizing educational institutions to hold regular or recurring office hours solely to provide counseling and prohibit former military members from accessing installations to represent an educational institution using their government ID card privileges. This has adversely affected our efforts to support existing students and serve new students. If we are not able to improve our access to military installations and our existing students on those installations, or find alternative methods to serve those students, our military enrollments could decline. Furthermore, the DoD MOU, which specifies terms and conditions of participation in TA and is discussed in more depth in “Regulatory Environment - Department of Defense” in Part I, Item 1 of this Annual Report, and the related increased focus by DoD on relationships with and oversight of educational providers, or additional DoD restrictions, could lead to further adverse changes in the nature of our relationships with military installations and their education centers and our access to military service members.

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

Events not directly related to education programs that could occur in the future could lead to a reduction in registrations from students on active duty. For example, APUS experienced an increase in net course registrations in 2020, which was driven in part by active-duty service members, and which we believe may have been due in part to the impact of the COVID-19 pandemic. The end of the pandemic could adversely affect enrollments and course registrations by active duty service members. Large-scale personnel reductions or other significant drawdowns of U.S. active duty military forces would also likely have a negative effect on enrollment and course registrations. Increased operations and overseas deployments across all branches of the military and the related increased demands on many active duty service members, combined with limited internet access associated with some deployments, could also negatively impact the ability of certain active duty military students to pursue higher education.

Military budget cuts or constraints could negatively affect us by leading to force reductions or cuts to services and tools that we or APUS’s students rely upon for recruitment, enrollment, access, and tuition assistance. Even temporary changes to military activity and budgets may adversely affect operations. For example, funding for the federal government, including the DoD, lapsed in January 2018 and February 2018, resulting in partial shutdowns that lasted for a few days and several hours, respectively. Funding for some portions of the federal government, including the Department of Homeland Security and Coast Guard, but not the DoD, lapsed on December 22, 2018, resulting in a partial government shutdown that lasted for 35 days. In addition, as a result of increased demand stemming from improvements in service delivery and raised limits on annual benefits available per sailor, tuition assistance benefits available to sailors for the fiscal year ending September 30, 2019 were exhausted by the end of May 2019, and the Navy ceased approving tuition assistance program funds for eligible sailors until the start of the new government fiscal year on October 1, 2019. The temporary exhaustion of Navy tuition assistance program funds had a significant negative impact on our results of operations for the third quarter of 2019. Any future government shutdown or suspension of TA could have a material adverse effect on APUS’s enrollments.

We will remain subject to the risk of events that occur within and with respect to the military, even where they do not directly relate to the use of TA. Because of our dependence on active duty military students, changes that occur within and with respect to the military could have a material adverse effect on our operations.

Our revenue and number of students would decrease if APUS is no longer able to receive funds under DoD tuition assistance programs or if tuition assistance is reduced, eliminated, or suspended.

Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the TA. Service members may use TA to pursue postsecondary education at institutions that are accredited by an accrediting agency recognized by ED and that satisfy other requirements, including execution of, and compliance with, an MOU that specifies terms and conditions of participation in TA. Students participating in TA constituted approximately 43% of APUS’s adjusted net course registrations for 2020.

We do not know the scale or nature of future actions that may be taken with respect to TA, which could include eliminating those programs, reducing the funds, benefits, or level of reimbursement available thereunder, changing the eligibility criteria for beneficiaries, enacting new restrictions on institutional participation or imposing other eligibility criteria on institutions, all of which could impact enrollments from service members. Other administrative changes to DoD programs could also have negative effects on our enrollments. For example, as discussed in “Regulatory Environment - Department of Defense,” in March 2013, DoD restricted the ability of service members who have not previously taken a postsecondary education course and are in certain overseas duty locations to receive TA for courses offered by institutions of higher education, such as APUS, that are not parties to contracts with DoD to provide DoD voluntary education programs at those locations. As a result, our ability to retain existing students or enroll new students who are service members at those locations was curtailed.

Changes to eligibility requirements under TA have already occurred, and we expect there could be additional changes to the programs in the future. For example, effective October 1, 2019, all Navy service members must have a minimum of two years of service before becoming eligible to TA or the Navy College Program for Afloat College Education, funding is capped at twelve semester hours per fiscal year, and career funding is capped at 120 semester hours, and effective October 1, 2020, funding is capped at 18 semester hours per fiscal year. These policies could have a negative impact on our enrollments. Additional changes to TA could occur due to Congressional action or DoD policy and funding changes. Annual TA funding is limited and could be exhausted in any given year due to budget constraints or changes in demand or policy. For example, as a result of increased demand stemming from improvements in service delivery and raised limits on annual benefits available per sailor, TA benefits available to sailors for the fiscal year ended September 30, 2019 were exhausted by the end of May 2019, and the Navy ceased approving TA funds for eligible sailors until the start of the new government fiscal year on October 1, 2019. The temporary exhaustion of Navy TA funds had a significant negative impact on our results of operations for the third quarter of 2019. We are unable to predict whether and to what extent the Navy will continue to impose limitations on TA approvals as a result of limited funding. Furthermore, in March 2020, the Navy announced a new “Education Strategy for Seapower 2020” that is intended to be a new comprehensive education strategy. As part of this strategy, the Navy, in cooperation with the U.S. Marine Corps and the U.S. Coast Guard, in January 2021 began piloting online courses for the new United States Naval Community College, a community college supporting naval education for enlisted service members, with plans to enroll as many as 5,000 students into targeted associate’s degree programs with partner colleges and universities in a second pilot phase beginning in 2022. The Armed Forces may also begin offering distance learning through their own institutions. We expect each military branch and the DoD to continually evaluate their approaches to education, and any resulting changes could have an impact on the funds available to service members to pursue their education at our institutions. Changes in funding allocations could have a material adverse effect on APUS’s enrollments.

We also rely on the ability of the Armed Forces to process service members’ participation in the TA programs, and from time to time the DoD or various branches of the Armed Forces have had changes to its processes that have impacted the ability of service members’ to participate in the TA programs and register for courses. On February 11, 2021, the Army suspended access to its “ArmyIgnitED” portal, which is the portal used by soldiers to participate in TA programs, as part of a scheduled upgrade to the portal. The suspension is scheduled to last through March 7, 2021, but technical difficulties on March 8, 2021 caused the launch of the upgraded portal to be delayed. During the suspension, soldiers, Army education counselors, and education institutions such as APUS do not have access to the portal and soldiers cannot register for courses through the Army’s TA program. There is no assurance when the portal will be operational, or that if operational it will work correctly or efficiently or will not have other impacts on our ability to participate in the TA programs or receive funds under those programs.

If we are no longer able to receive funds from TA, or if those programs are modified, reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

Changes our institutions may make to their operations to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed may adversely affect our institutions’ enrollment, profitability, financial condition, results of operations, and cash flows.
In order to improve the learning experience of our students and to attract students who are likely to persist in our institutions’ programs, we have identified, and continue to work to identify, potential changes and initiatives that we believe will more effectively attract and enroll college-ready students, support those students, and help improve those students’ educational outcomes, including through systems, faculty-related initiatives, and co-curricular initiatives to increase the level of engagement and collaboration in the classroom and to strengthen the bond between APUS and its students. APUS has made multiple changes to its admissions assessment process and may further modify it in the future in order to better identify college-ready students.
Additional initiatives may include the following:
•revising admissions standards and requirements;
•updates to the admissions process and procedures;
•implementing more stringent satisfactory academic progress standards;
•changing tuition costs and payment options;
•experimenting with additional CBE programs and other alternative delivery methods; and
•altering our institutions’ marketing efforts to target the appropriate prospective students.

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

The Army is now offering an expanded credentialing program called the Army Credentialing Assistance Program, or CA. Students in the Army may use both TA and credentialing assistance for CA, subject to a combined cap on benefit amounts. As a result, soldiers that take advantage of one of these forms of assistance may not be able to use the other form to the extent that they otherwise might, which could adversely impact enrollments and our results of operations. Over time, it is possible that increased use of credentialing assistance could result in fewer funds being used or available for tuition assistance. In addition, to be eligible for credentialing assistance, students must meet certain eligibility requirements, including in some cases service time, experience and TA eligibility requirements, and the training program must also be eligible.
While we believe other service branches may follow the Army’s example in expanding their credentialing programs or pursue other approaches to enhancing support for credentialing, there can be no assurance that they will do so or that we will benefit from any such expansion or enhancement. In addition, the DoD and military branches could eliminate credentialing assistance programs, reducing the funds, benefits, or level of reimbursement available for credentialing, change the eligibility criteria for beneficiaries, enact new restrictions on institutional participation or impose other eligibility criteria on institutions, all of which could impact enrollments from service members. Changes to TA and funds could also have an impact on credentialing assistance programs and funds, and vice versa.
If we are unable to successfully pursue HCN’s program initiatives and expansions, including opening new HCN campuses, our future growth may be impaired.
We experienced decreases in enrollment and revenue at HCN in 2019, which we believe were in part caused by policy changes in admissions and academic progression. The success of HCN will depend on our ability to maintain and increase student enrollments in HCN’s programs and grow HCN’s on-campus offerings. As part of our strategy, we intend to open new campuses for HCN, such as the new campus in Indianapolis, Indiana, that began operations in April 2020 and the new campus in Akron, Ohio, that we expect to begin operations in April 2021. Such actions require us to obtain appropriate federal, state, and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. Adding new locations may also require significant financial investments, human resource capabilities, and new clinical placement relationships. In addition, regulatory authorities may place limitations or restrictions on new programs or campuses, including by only provisionally accrediting programs or limiting the number of initial enrollees. For example, in November 2019, the Indiana State Board of Nursing voted to grant initial accreditation for a PN Program at HCN’s Indianapolis campus, but growth beyond an annual cohort of up to 30 students was subject to HCN’s ability to petition to increase the number of admissions after a site visit that will occur upon graduation of the first cohort, which is expected to happen within the first two years of the campus’ opening. The Indiana State Board of Nursing will not grant the Indianapolis campus full accreditation status until the first cohort graduates and may not grant full accreditation at that time if the program has a pass rate lower than one standard deviation below the average national pass rate.

    If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals, attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise effectively manage the operations of newly established campuses, our results of operations and financial condition could be adversely affected. In addition, the inability to expand existing programs efficiently or successfully, pursue new program initiatives, and add new campuses would harm our ability to grow the business and could have an adverse impact on our financial condition.

Continued strong competition in the postsecondary education market could impact our institutions’ market share and increase our cost of acquiring students.
Within the postsecondary education market, our institutions compete primarily with not-for-profit public and private two-year and four-year colleges, as well as other for-profit schools, particularly those that offer online learning programs. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources, or course delivery tools, that are superior to those of our institutions and other for-profit schools. Many of these competitors, whether for-profit, not-for-profit, or public, are also able to leverage their greater scale and size to compete more efficiently. Many of our competitors also have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students, or to provide instructional and support resources that are superior to those of our institutions and other for-profit schools. In addition, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. For example, the Department of the Navy, in cooperation with the U.S. Marine Corps and the U.S. Coast Guard, in January 2021 began piloting online courses for the new United States Naval Community College, a community college supporting naval education for enlisted service members, with plans to enroll as many as 5,000 students into targeted associate’s degree programs with partner colleges and universities in a second pilot phase beginning in 2022. The Armed Forces may also begin offering distance learning through their own institutions. Within the postsecondary education market generally, we have experienced increased competition, including the entrance of additional providers of online and non-traditional programs, a shift of for-profit institutions to not-for-profit status, and declines or slower growth in the total postsecondary student population. According to the National Student Clearinghouse, enrollment in Title IV postsecondary degree-granting institutions in the fall of 2020 decreased 2.5% compared to the fall of 2019, although four-year for-profit schools. saw an increase of 5.3%. Longer term projections suggest that previous growth in enrollment in postsecondary degree-granting institutions is slowing. According to a May 2020 report from ED, such enrollment was projected to grow 1% over the 11-year period ending in fall of 2029, compared to 26% growth over the 18-year period that ended in 2018. The combination of reduced growth or declines in the postsecondary student population and the entrance of additional providers in the online postsecondary education market will further intensify competition, and any decline in the number of enrollments could have an adverse effect on our results of operations. In addition, increased competition for college-ready students has led to an increase in the cost of advertising in certain marketing channels. Continued increases in the cost of advertising may adversely impact our ability to attract college-ready students and/or increase our student acquisition costs.

We expect to continue to face greater competition from non-traditional offerings, provided by both educational institutions and non-traditional providers.
In recent years, competing institutions and others have started providing non-traditional education programs without charge or at low costs, including CBE programs, coding bootcamps, and micro-credentialing, as well as other flexible and individualized programs. We believe that our institutions will continue to face new competition from non-traditional programs, including lower cost programs. We are working to develop our own alternatives in some of these areas. For example, in the first quarter of 2017, we launched Momentum, a collection of CBE programs at APUS. However, other institutions have programs that are more fully developed, and our offerings may not be successful or receive market acceptance. We have not yet been successful with Momentum, and there is no assurance that we will be. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. Increased availability of federal student financial aid for CBE programs could create additional competition and drive additional students toward non-traditional education programs. These competitive factors could cause our institutions’ enrollments, revenue, and profitability to decrease significantly.

Strong competition in the military market could decrease our institutions’ market share and increase our cost of acquiring students.
    We anticipate that APUS will continue to see strong competition within the military market, which continues to be a primary market for APUS. There are a number of for-profit schools and not-for-profit institutions that focus on the military market because of the size of the market and the availability of funding, and some for-profit schools seek to attract students eligible for TA, VA education benefits, or both, at least in part as a strategy of those institutions to satisfy the 90/10 Rule, which is described in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule.’” Some of these institutions may develop relationships with the military and education service officers that are stronger than APUS’s, which could have an adverse effect on APUS’s ability to attract and retain qualified students, and ultimately, on our financial condition. In addition, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. For example, the Department of the Navy, in cooperation with the U.S. Marine Corps and the U.S. Coast Guard, in January 2021 began piloting online courses for the new United States Naval Community College, a community college supporting naval education for enlisted service members, with plans to enroll as many as 5,000 students into targeted associate’s degree programs with partner colleges and universities in a second pilot phase beginning in 2022.

Risks Related to the Regulation of Our Industry
If we or our institutions fail to comply with the extensive regulatory requirements for the operation of postsecondary education institutions, we and our institutions could face penalties and significant restrictions on operations, including loss of access to DoD tuition assistance programs and federal student loans and grants.
We and our institutions are subject to extensive regulation by (i) accrediting agencies, (ii) state regulatory bodies, and (iii) the federal government through ED. APUS and HCN also are subject to DoD and VA oversight because APUS and HCN participate in TA and veterans’ education benefits programs administered by the VA. Regulations, standards, and policies of these organizations address the vast majority of our institutions’ operations, including their educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements can also affect our ability to acquire new institutions, open new locations, add new or expand existing educational programs, change our corporate structure or ownership, and make other substantive changes. These requirements can also increase our cost of operations.
Findings of noncompliance with these laws, regulations, standards, and policies could result in any of the relevant regulatory agencies taking action including: imposing monetary fines, penalties, or injunctions; limiting operations, including restricting our institutions’ ability to offer new programs of study or to open new locations, or imposing limits on our growth; limiting or terminating our ability to grant degrees; restricting or revoking our institutions’ accreditation, licensure, or other approval to operate; limiting, suspending, or terminating our institutions’ eligibility to participate in Title IV programs, TA, or VA education benefit programs; requiring us to repay funds, post a letter of credit, or become subject to payment methods for Title IV programs that are not the advance payment system; subjecting us to civil or criminal penalties; or other actions that could have a material adverse effect on our business.
The regulations, standards, and policies of ED, state regulatory bodies, and our institutions’ accrediting agencies change frequently and are subject to interpretive ambiguities. Recent and pending changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our noncompliance with any applicable laws, regulations, standards, or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under TA, ability to participate in Title IV programs, ability to participate in VA education benefit programs, or costs of doing business. We cannot predict with certainty how these regulatory requirements will be applied or whether we will be able to comply, or will be deemed by others to have complied, with all of the requirements.
In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to lawsuits under the Federal False Claims Act, similar state false claim statutes, or various “whistleblower” statutes. These lawsuits in some cases can be prosecuted by a private plaintiff in respect of some action taken by us, even if ED or another regulatory body does not agree with the plaintiff’s theory of liability, or the government can intervene and become a party to the lawsuit. These lawsuits have the potential to generate significant financial liability linked to our receipt of government funds, including Title IV funding and TA funds.
If our institutions fail to maintain their institutional accreditation, they would lose the ability to participate in DoD tuition assistance programs and Title IV programs.
Accreditation by an accrediting agency that is recognized by ED is required for participation in TA and Title IV programs. APUS and HCN participate in TA and Title IV programs. As described more fully in each operating segment’s section in “Our Institutions - Accreditation” and “Regulatory Environment - Accreditation,” APUS is accredited by HLC and HCN is accredited by ABHES, which are institutional accrediting agencies recognized by ED.

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

Failure to meet accreditation criteria or standards or to comply with accreditation policies and requirements could result in the loss of accreditation at the discretion of the accrediting agency. The complete loss of institutional accreditation at one of our institutions would, among other things, render the institution and its students ineligible to participate in TA and Title IV programs, and have a material adverse effect on our enrollments, revenue, and results of operations.

The postsecondary education regulatory environment has changed and may change in the future as a result of U.S. federal elections, including as a result of the 2020 U.S. federal elections.

As a result of the 2020 U.S. federal elections, Democrats, who tend to support more regulation of and restrictions on for-profit institutions, gained control of the executive branch and both houses of Congress. The new Presidential administration and new Congress may act to change or eliminate currently effective legislation and ED regulations, or to enact new legislation, and ED, under new leadership, could initiate new rulemaking processes to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. For example, the Trump Administration delayed the implementation of, repealed, and amended certain regulations promulgated during the prior administration. In addition, the new Congress could seek to act under the Congressional Review Act, which establishes legislative procedures through which Congress may adopt a joint resolution of disapproval to nullify certain agency final regulations within a certain time period after the regulations are finalized by the agency. We cannot predict the extent to which the new Presidential administration and new Congress will act to change or eliminate or to implement new ED regulations, policies, and practices, nor can we predict the form that new regulations, policies, or practices may take. We also cannot predict the extent any other potential regulatory or legislative activity as a result of the new Presidential administration and Congress may impact us or our institutions, nor can we predict the possible associated burdens and costs.

A failure of HCN to satisfy ABHES accreditation standards, including specific student achievement indicators, could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, cash flows, and results of operations .

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

In August 2019, ABHES notified HCN that ABHES had placed HCN’s Cleveland, Columbus, Dayton, and Toledo locations on outcomes reporting status, which requires submission of additional documentation regarding student outcomes and action plans for improving these outcomes. ABHES determined that the PN Program at each of the Columbus, Dayton, and Toledo campuses did not satisfy ABHES’s retention rate requirement and that it was unable to verify that the ADN Program at each of the Cleveland and Toledo campuses had met ABHES’s placement rate requirement. In August 2019, ABHES notified HCN that the relevant programs at the Cleveland, Dayton, and Toledo campuses must come into compliance by May 1, 2020 and that the PN Program at the Columbus campus must come into compliance by May 1, 2021. In February 2020, ABHES notified HCN that it had taken additional actions with respect to certain HCN programs at certain locations related to those programs’ performance in relation to ABHES student achievement indicators. Specifically, ABHES: (i) placed the PN programs at the Dayton and Toledo campuses on program specific warning status because the programs have failed to meet the 70% retention rate threshold since HCN’s 2017-2018 annual report and informed HCN that those programs must meet the retention rate threshold by May 1, 2020; (ii) removed the ADN programs at the Cleveland and Toledo campuses from outcomes reporting status after placement rates for those programs at those locations met the 70% compliance threshold; (iii) continued outcomes reporting status for the PN program at the Columbus campus because it has not met the retention rate compliance threshold and reconfirmed that it has until May 1, 2021 to do so; and (iv) directed HCN to provide evidence to ABHES that the ADN programs at each of the Columbus, Cleveland, Cincinnati, Dayton, and Toledo campuses and the PN programs at the Cleveland and Cincinnati campuses met the retention rate compliance threshold for the period from July 1, 2019 through March 31, 2020 and informed HCN that those programs must meet the compliance threshold by May 1, 2021. On April 22, 2020, HCN notified ABHES that, as of March 31, 2020, HCN met the 70% retention rate threshold at each campus location. For the reporting year July 1, 2019 through June 30, 2020, HCN’s programs satisfied ABHES’s threshold requirements for retention rates, placement rates, and mandatory licensure and credentialing examination pass rates. There can be no assurance that HCN will be able to continue to demonstrate compliance in all cases. If HCN is unable to bring programs into compliance during any timeframe established by ABHES, unless such timeframe is extended for good cause, ABHES may take other action, up to and including withdrawing accreditation for those programs. In addition, adverse actions taken by ABHES may trigger reporting requirements and ED action under ED’s Borrower Defense Regulations, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses.”

If any HCN campus or program fails to satisfy ABHES achievement measures, enrollment in such HCN campus or program could decline, or we could be forced to cease enrollments at that campus or in that program, which could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, cash flows, and results of operations. The actions HCN takes to comply with ABHES requirements may not be successful in resolving existing issues and, if those actions are targeted at specific campuses or programs, may fail to prevent additional issues arising with respect to those or other campuses or programs. Similarly, even if HCN is successful in the long term in complying with these standards, the actions HCN takes to comply could result in increased costs or decreased enrollments, and impairment of goodwill.

Participation in the DoD tuition assistance programs requires compliance with numerous regulations with respect to which the failure to comply could lead to a loss of an ability to participate in these programs or other adverse events.

In order to participate in TA, institutions must, among other things, comply with an MOU that specifies terms and conditions of participation in TA. By signing the MOU, APUS and HCN have agreed to participate in DoD’s Voluntary Education Institutional Compliance Program, or ICP. An institution that is found noncompliant with DoD requirements through the ICP and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA. For example, as more fully described in “Regulatory Environment - Compliance with Regulatory Standards and the Effect of Regulatory Violations - Compliance Reviews,” upon request, in May 2020, APUS submitted a self-assessment in connection with the ICP. On November 30, 2020, DoD issued a report finding that APUS did not clearly articulate certain policies or clearly make certain disclosures. APUS has submitted its corrective action plan and is required to submit related evidentiary support by May 31, 2021. If we are no longer able to receive funds from TA, or if those programs are reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition.

Our institutions’ student enrollments could decline if they fail to maintain accreditation.
Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Many institutions will only accept transfer credit from regionally accredited institutions. Students and sponsors of tuition reimbursement programs look to accreditation for quality assurance, and employers rely on institutions’ accredited status when evaluating a candidate’s credentials. Failure to maintain our institutional accreditation would have a material adverse effect on our enrollments, revenue, and results of operations. In addition, certain of our programs are accredited by specialized accrediting agencies or recognized by professional organizations. If our institutions fail to satisfy the standards of these specialized accrediting agencies and professional organizations, the relevant programs could lose the specialized accreditation or professional recognition, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us. In addition, in certain cases, professional licensure will not be granted if an applicant for licensure earned the relevant educational credential from an institution or educational program that lacks regional or specialized accreditation. Failure to obtain or maintain specialized accreditation or professional recognition for certain programs could result in materially reduced student enrollments in affected programs and have a material adverse effect on us.
If the accrediting agency of one of our institutions was to lose its ability to serve as an accrediting agency for Title IV program purposes and the institution was unable to obtain recognition from another recognized accrediting agency, that institution would lose its ability to participate in Title IV programs and DoD tuition assistance programs.

APUS is accredited by HLC. In February 2018, NACIQI, the panel charged with advising ED on whether to recognize accrediting agencies for Title IV purposes, voted to recommend that ED renew HLC’s recognition for five years. If HLC were to lose its recognition as an accrediting agency and APUS was unable to obtain recognition from another recognized accrediting agency, APUS would lose its eligibility to participate in Title IV programs and TA. The inability of APUS to participate in Title IV programs would have a material adverse effect on enrollments, revenue, financial condition, and results of operations.

HCN is accredited by ABHES. In 2016, NACIQI voted to recommend that ED renew ABHES’s recognition for five years. If ABHES were to lose its recognition as an accrediting agency and HCN was unable to obtain recognition from another recognized accrediting agency, HCN would lose its eligibility to participate in Title IV programs and TA. The ineligibility of

HCN to participate in Title IV programs would have a material adverse effect on HCN’s enrollments, revenue, financial condition, and results of operations.

Institutional accreditation agencies may prescribe more rigorous accreditation standards or special forms of monitoring or action plans for our institutions, which could have a material adverse effect on our student enrollment, revenue, and cash flows.
The accreditation standards of accreditation agencies that accredit our institutions can and do vary, and accreditation agencies may prescribe more rigorous standards than are currently in place. Complying with more rigorous accreditation standards could require significant changes to the way we operate our business and increase our administrative and other costs. No assurances can be given that our institutions would be able to comply with more rigorous accreditation standards in a timely manner or at all. If one of our institutions does not meet its accreditation requirements, its accreditation could be limited, modified, suspended, or terminated. Failure to maintain accreditation would make such institution ineligible to participate in TA and Title IV programs, which could have a material adverse effect on the institution’s student enrollment and revenue.
Accrediting bodies may adopt new or revised criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of for-profit institutions like ours. For example, in 2016, HLC adopted a policy to allow it to designate publicly an institution as “in financial distress” or “under governmental investigation” in situations where HLC believes the public should have information when deciding whether to attend or continue to attend the institution. HLC imposed a “governmental investigation” designation on APUS in February 2018 in connection with a Civil Investigative Demand, or CID, issued to APUS by the Attorney General of Massachusetts in July 2017, and removed the governmental investigation designation in August 2018 in light of action taken to resolve the CID.

If our institutions fail to maintain state authorization in the states where they are physically located, the institutions would lose their ability to grant degrees and other credentials in that state and to participate in Title IV programs and DoD tuition assistance programs.
As discussed in “Regulatory Environment - State Licensure/Authorization,” to participate in Title IV programs and TA, an institution must be legally authorized by the relevant education agency of the state in which it is physically located. Loss of state authorization by one of our institutions in the state in which it is physically located would cause that institution to be ineligible to participate in Title IV programs and TA and to be unable to operate in the state and grant credentials. In addition, if one of our institutions were to lose its state authorization, it would lose its institutional accreditation, and if HCN were to lose approval from OBN for the PN or the ADN, or from the Indiana Board of Nursing for the PN, students in the program lacking approval would not be eligible to apply for licensure by examination to practice nursing in Ohio or Indiana, respectively.

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

Changes in requirements to participate in SARA or changes to state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. If one of our institutions were to fail to comply with SARA requirements or state licensing or authorization requirements to provide distance education in California, currently the only non-SARA state, the institution could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in California. If one of our institutions were to fail to comply with state requirements to obtain licensure or authorization, it could be subject to injunctive actions or penalties.

In December 2016, ED published the Distance Education Rule, which is more fully described in “Regulatory Environment ‑ State Licensure/Authorization”, addressing, among other issues, state authorization of programs offered through distance education. After a delay and subsequent court order, the Distance Education Rule took effect in May 2019. The Distance Education Rule requires an institution offering distance education programs to be authorized on a state-by-state basis, if such authorization is required by the state, in order to award Title IV aid to such students. If one of our institutions fails to obtain or maintain required state authorization to provide postsecondary distance education in a specific state, the institution could lose its ability to award Title IV aid to students in that state and to provide distance education in that state. The Distance Education Rule also requires an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs that are provided or can be completed solely through distance education or correspondence courses, excluding internships and practicums.

In October 2018, ED announced its intent to establish a negotiated rulemaking committee to prepare proposed regulations related to, among other things, disclosure and other requirements of state authorization. On November 1, 2019, ED published final regulations concerning accreditation and state authorization, which went into effect on July 1, 2020, except that institutions may in their discretion implement early regulations relating to state authorization and institutional information disclosures. The final regulations related to state authorization effectively replace the Distance Education Rule. APUS implemented early these regulations effective November 1, 2019. The final regulations clarify the required methodology for determining the state in which a student is located for purposes of satisfying state authorization requirements for distance education courses and require an institution to disclose certain information related to whether programs leading to professional licensure meet applicable state requirements, regardless of program modality. Failure to make the disclosures required by the Distance Education Rule or its replacement regulations could put us at risk of administrative enforcement action or related litigation, including claims from students related to misrepresentation and other matters. In addition, we cannot predict whether, or to what extent, such disclosure requirements will have an effect on our enrollment processes and results.

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
An institution generally must seek recertification from ED at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. ED may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways. In certain circumstances, ED must provisionally certify an institution, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control.
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
In June 2020, APUS timely applied for recertification to participate in Title IV programs. On September 9, 2020, ED notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023. ED issued APUS a provisional program participation agreement, or PPPA, outlining the terms of provisional certification. As described in the PPPA, the reason ED granted approval on a provisional basis is because APUS was subject to an open program review at the time of the PPPA renewal. As discussed more fully in “Compliance with Regulatory Standards and the Effect of Regulatory Violations - Compliance Reviews,” in September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. That program review was closed on January 27, 2021 with no findings and no further action required. HCN is certified to participate in Title IV programs through September 30, 2021 and will be required to apply timely for recertification in order to continue to participate in the Title IV programs after that date.

If ED were to withdraw or not renew our institutions’ certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds or TA funds, which would have a material adverse effect on our enrollments, revenue, results of operations, and financial condition.

If our institutions are unable to successfully maintain certification or obtain recertification to participate in Title IV programs, they will not be able to participate in DoD tuition assistance programs.
If our institutions are unable to successfully maintain certification or obtain recertification to participate in ED’s Title IV programs, they will not be able to participate in TA because the DoD MOU requires an institution to be certified to participate in Title IV programs in order to participate in TA. Loss of participation in TA would have a material adverse effect on our enrollments, revenue, results of operations, and financial condition.

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
The 2020 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection to ED. For more on the financial responsibility provisions of the Borrower Defense Regulations, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses.” If, under the 2020 Borrower Defense Regulations, ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. If one of our institutions is found not to have satisfied ED’s financial responsibility requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, and results of operations. If we, as the parent company of an eligible institution, are found not to have satisfied ED’s financial responsibility measures, all of our institutions could be limited in their access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, results of operations, and financial position.

ED rules that took effect July 1, 2020 setting forth new standards and procedures related to borrower defense-to-repayment claims and requirements related to dispute resolution may create significant liability that could have a material adverse effect on our business.

    Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan under the Direct Loan Program, or a Direct Loan. Regulations in effect prior to the 2016 Defense Regulations permitted a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. The 2016 Borrower Defense Regulations, which in part govern which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a Direct Loan, and certain other matters, create a new federal standard for borrower defenses, new limitation periods for borrower defense claims, and new processes for resolution of such claims. Certain portions of the 2016 Borrower Defense Regulations became effective October 16, 2018 after ED’s delay of the effective date of those regulations and a court decision in legal challenges to the delay. On September 23, 2019, ED published the 2020 Borrower Defense Regulations, which became effective July 1, 2020 and which among other things establish a new federal standard for evaluating and a new process for adjudicating, borrower defenses to repayment of loans made under the Direct Loan Program on or after July 1, 2020. The 2016 Borrower Defense Regulations thereafter continue to apply to all loans made under the Direct Loan Program on or after July 1, 2017 and before July 1, 2020. For more information on the Borrower Defense Regulations, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses.”

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
The HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs, as calculated under ED’s regulations. In recent years, Congress has considered various proposals that would modify the 90/10 Rule. In February and March 2021, the House and Senate each passed versions of the American Rescue Plan Act of 2021, which each include a provision that amends the 90/10 Rule to count all federal education assistance, including TA and VA education benefits, towards the “90%” portion of the calculation. The bill requires additional Congressional approval and Presidential signature prior to enactment. If the bill is enacted in the form passed by the Senate, the revised 90/10 Rule would be subject to negotiated rulemaking, and we expect the Department of Education to seek in that process to define federal education assistance to include TA and VA education benefits. Under the bill, the revised 90/10 Rule would go into effect no earlier than July 1, 2023.At this time we cannot predict whether Congress will pass additional legislation to modify the 90/10 Rule, including to decrease the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions.

The 90/10 Rule percentage for our institutions could increase in the future, depending on the impact of future changes in our enrollment mix, and regulatory and other factors outside our control. Currently, TA and VA education benefits are not treated as Title IV revenue under the 90/10 Rule and, therefore, such funding is included in the “10%” portion of the rule calculation. The changes proposed by the American Rescue Plan Act of 2021 do include federal education assistance, which we expect the Department of Education to seek to define as including TA and VA education benefits, in the “90%” portion of the calculation. If this legislation is enacted, our institutions’ 90/10 Rule percentage will increase. It could also cause other education institutions to decrease their focus on serving military-affiliated students using TA benefits, and while that could have a positive impact on our enrollments from those students, it could also have an adverse impact on our ability to meet the requirements of the 90/10 Rule.

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

If any of our institutions violates the 90/10 Rule and loses eligibility to participate in Title IV programs, it would also lose the ability to participate in the TA because DoD requires institutions to participate in the Title IV programs in order to participate in TA, and ineligibility of either or both of our institutions to participate in Title IV programs and TA would have a material adverse effect on our enrollments, revenue, results of operations, and cash flows.

A failure by our institutions to comply with the Department of Education’s incentive payment rule could result in sanctions and liability under the False Claims Act.

If one of our institutions pays a bonus, commission, or other incentive payment in violation of the HEA’s prohibition on such payments, commonly referred to as the incentive payment rule, the institution could be subject to sanctions, which could have a material adverse effect on our business. If ED determines that one of our institutions violated the incentive payment rule, it may require the institution to modify its payment arrangements to ED’s satisfaction. ED may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in Title IV programs. ED may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In June 2015, ED announced that it will calculate institutional liability for noncompliance with the incentive payment rule by calculating the cost to ED of the Title IV funds improperly received by the institution, including the cost to ED of all of the Title IV funds received by the institution over a particular period of time if those funds were obtained through implementation of a policy or practice in which students were recruited in violation of the incentive payment rule. As described in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Incentive Payment Rule,” changes in the interpretation of the regulation may create uncertainty about what constitutes impermissible incentive payments and errors in the implementation of our compensation programs and arrangements may also lead to impermissible payments. Ambiguities as to how the incentive payment rule is interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may negatively affect our ability to recruit, retain, and motivate employees.

The DoD MOU requires that institutions participating in TA have policies in place that are compliant with regulations issued by ED related to restrictions on incentive payments. In addition, the Improving Transparency of Education Opportunities for Veterans Acts bans incentive payments based on success in securing enrollments or financial aid with regard to VA benefits.

In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of the federal government under the Federal False Claims Act alleging violation of the incentive payment rule. Such suits may prompt ED investigations, and the federal government may determine to intervene in the lawsuits. Particularly in light of ED’s June 2015 announcement discussed above and the uncertainty surrounding interpretation of the incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or ED investigations could have a material adverse effect on our reputation causing our enrollments to decline, could cause us to incur costs that are material to our business, and could impact the ability of our institutions to participate in Title IV programs, among other things. As a result, our business could be materially and adversely affected.

Our institutions may lose eligibility to participate in Title IV programs if their student loan default rates are too high, and our future growth could be impaired as a result.

To remain eligible to participate in Title IV programs, an educational institution’s federal student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Educational institutions will lose eligibility to participate in Title IV programs if their cohort default rate exceeds 40% for any given year or is equal to or greater than 30% for three consecutive years. Due to economic conditions spurred by COVID-19, borrowers may face difficulties in maintaining payments on their student loans. While Congress and ED have implemented a temporary freeze on student loan payments and interest accruals until at least September 30, 2021, borrowers may still face economic constraints that cause higher default rates in the next few years. Additionally, our institutions’ cohort default rates for the next few years may be artificially lowered due to the administrative leniency for borrowers during the COVID-19 forbearance period. When the administrative forbearance period ends, borrowers may face difficulty in making payments on these federal student loans that have been paused for several years. This could result in a future year with a substantially higher cohort default rate than in years prior to it.

If one of our institutions is required to develop a formal default prevention plan, it may increase our administrative costs which would adversely impact our results of operations. In the past there has been increased attention by members of Congress and others on default prevention activities of for-profit education institutions. If such attention leads to Congressional or regulatory action restricting the types of default prevention assistance that educational institutions are permitted to provide, the default rates of our former students may be negatively impacted. Such attention could also lead to Congressional proposals to increase the measuring period, which could negatively impact our default rates. In the past, members of Congress have also introduced proposed legislation that would assess institutions a share of the costs associated with default of student loans by students who were enrolled in the institutions’ education programs and would tie an institution’s obligation to make such “risk-

sharing” payments to the institution’s eligibility to participate in the Title IV programs. If one of our institutions loses its eligibility to participate in Title IV programs because of high student loan default rates, students would no longer be eligible to use Title IV program funds at that institution, which would significantly reduce that institution’s enrollments and revenue and have a material adverse effect on our results of operations.

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

HCN’s Title IV compliance audit for the year ended December 31, 2012, identified a deficiency related to timely return of Title IV program funds. ED ultimately determined that HCN was not required to repay the liability to ED and directed HCN to adopt procedures to prevent reoccurrence, and HCN was required to post an irrevocable letter of credit in the amount of approximately $130,000, which was released by ED in February 2018. In addition, for example, APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. ED also noted that a similar finding had been made in a program review that ED subsequently closed on January 27, 2021. In connection with the finding, ED required APUS to post a letter of credit in the amount of approximately $700,000. APUS posted the letter of credit on March 28, 2018 and it expired December 31, 2019.

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
If ED determines that an institution has engaged in substantial misrepresentation, ED may: (i) if the institution is provisionally certified, as APUS currently is, revoke an institution’s program participation agreement or impose limitations on its participation in Title IV programs; (ii) deny participation applications made on behalf of the institution; or (iii) initiate a proceeding against the institution to fine the institution or to limit, suspend, or terminate the institution’s participation in Title IV programs. If administrative actions or litigation claiming substantial misrepresentation were brought against our institutions, we could incur legal costs related to their investigation and defense, which could materially and adversely impact our financial condition.

Failure to comply with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act as implemented by ED could result in sanctions.

Our institutions must comply with certain campus safety and security reporting requirements as well as other requirements in the Clery Act. The Clery Act requires an institution to report to ED and disclose in its annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred within the institution’s so-called “Clery geography.” As a result of opening a Veteran’s Center in Charles Town, West Virginia, APUS determined that was no longer subject to that exclusion and issued its first annual security report in 2016. HCN publishes an annual security report as required by the Clery Act. Our institutions’ failure to comply with the Clery Act requirements or regulations promulgated by ED could result in our institutions being fined or having their eligibility to participate in Title IV programs limited, suspended, or terminated, could lead to litigation, or could harm our institutions’ reputation, each of which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.

Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.

APUS’s educational programs are made available to students through personal computers, mobile devices and other technological devices. In addition to its on-campus offerings, HCN also provides course content for students through personal computers, mobile devices, and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies including ED and the Department of Justice have considered or are considering how electronic and information technology should be made accessible to persons with disabilities, such as in the terms of specific technical standards. For example, Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. ED’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice assert that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, ED’s Office for Civil Rights has taken enforcement action against several institutions of higher education, including primarily online institutions, after determining that their websites and online learning management platforms were not accessible to persons with a disability. If one of our institutions is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action or as a result of new laws and regulations that require greater accessibility or accessibility in accordance with specific technical standards, our institutions may have to modify their online classrooms and other uses of technology to satisfy applicable requirements, which could require substantial financial investment. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, and defending against such actions may require our institutions to incur costs to modify their online classrooms and other uses of technology and costs of litigation.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate enforcement actions or litigation against us, any of which could disrupt our institutions’ operations and adversely affect their performance.
Because our institutions operate in a highly-regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of noncompliance, enforcement proceedings, and lawsuits by government agencies, regulatory agencies, students, employees, and third parties, including claims brought by third parties on behalf of the federal government. For example, ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and the ED OIG regularly conducts audits and investigations of such institutions. Institutions that participate in the Title IV programs also must have an independent auditor conduct an annual audit of the institution’s compliance with the laws and regulations that are applicable to the Title IV programs in which the school participates and must submit the results of the audit to ED. In addition, the Federal Trade Commission has investigated and, in some cases, brought lawsuits against for-profit institutions alleging that the institutions engaged in deceptive trade practices, and the Consumer Financial Protection Bureau has sued for-profit institutions for engaging in allegedly illegal predatory lending practices.
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
We and other for-profit postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State attorneys general have increasingly focused on allegations of improper recruiting, compensation, and deceptive marketing practices, among other issues. States may also have consumer disclosure laws, including laws specifically applicable to for-profit institutions, and a state attorney general may take the position that any such laws apply to institutions that offer wholly online education to students in the state. A number of state attorneys general have launched investigations into for-profit postsecondary education institutions. For example, in August 2017, we received from the Attorney General of Massachusetts a CID relating to an investigation of alleged unfair or deceptive acts or practices by AMU in connection with the recruitment and retention of students and the financing of education. The CID required the production of documents and information relating to recruitment, enrollment, job placement and other matters. In August 2018, APUS entered into an AOD to resolve the inquiry. Pursuant to the terms of the AOD, and without any finding or admission of wrongdoing on APUS’s part, APUS paid $270,000 to the Attorney General and agreed to otherwise comply with applicable Massachusetts regulations. Other state attorneys general may also initiate inquiries into us or our institutions. Actions by state attorneys general and other governmental agencies, whether or not involving us or our institutions, could damage our reputation and the reputation of our institutions and limit the ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.
Our institutions are two of a much larger number of for-profit institutions serving the postsecondary education market. Regulatory investigations and civil litigation have been brought against several for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices, and noncompliance with ED regulations. These allegations have attracted adverse media and social media coverage, have been the subject of federal and state legislative hearings, and have in some cases resulted in legislation or rulemaking. In some cases, institutions have ceased operations, including while under multiple government investigations. Broader allegations against the overall for-profit school sector have negatively affected public perceptions of for-profit educational institutions, including our institutions, and this trend could continue or broaden. In addition, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress, and governmental agencies have led to adverse media and social media coverage of postsecondary and for-profit education. Adverse media or social media coverage regarding others in our industry, or regarding us or our institutions directly, could damage our reputation, could result in lower enrollments at our institutions, lower revenue and increased expenses, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, state attorneys general, or other governmental authorities with respect to all for-profit institutions, including us and our institutions. For these reasons or others, not-for-profit or public educational institutions may act to differentiate themselves from the for-profit educational institutions, including by choosing not to enter into collaborations with for-profit institutions, including us, or by excluding for-profit institutions from membership in industry groups. Similarly, some corporations may choose not to collaborate with for-profit providers such as us for programs for their employees or for other training purposes. For example, when Walmart announced that it will not be renewing its partnership agreement with APUS, it announced a new program that only involved not-for-profit institutions.

If we undergo a change in ownership or control, the Department of Education will place our institutions on provisional certification to the extent they are not already on provisional status, and the terms of that provisional certification could limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, our revenue, and results of operations.

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

Future transactions could constitute a change in ownership or control under ED’s regulations and could cause ED to place our institutions on provisional certification as required by the HEA. The conditions of provisional certification or heightened scrutiny by ED could impact, among other things, our institutions’ ability to add educational programs, or additional locations, our ability to acquire other institutions, or our ability to make other significant changes. In addition, if ED were to determine that our institutions were unable to meet their responsibilities while they were provisionally-certified, as APUS currently is, ED could seek to revoke our institutions’ certification to participate in Title IV programs with fewer due process protections than if they were fully-certified. Limitations on our institutions’ operations could, and the loss of our institutions’ certification to participate in Title IV programs would adversely affect our institutions’ enrollments, and our revenue and results of operations.

If regulators do not approve or delay their approval of transactions involving a change of control of our Company or of institutions that we own or acquire, our and our institutions’ ability to operate could be impaired.
If we or one of our institutions experiences a change of ownership or control under the standards of applicable state regulatory bodies, accrediting agencies, ED, or other regulators, we or the institution governed by such agencies must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock, significant changes in the composition of an institution’s Board of Directors, internal restructurings, acquisitions of institutions including our pending Rasmussen Acquisition, or certain other transactions. Some of these transactions or events may be beyond our control. Our or our institutions’ failure to obtain, or a delay in receiving, approval of any change of control from the relevant regulatory agencies following a transaction involving a change of ownership or control could result in a suspension of operating authority, loss of accreditation, or suspension or loss of ability to participate in Title IV programs, which could have a material adverse effect on our institutions and our financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require our institutions to suspend activities in that state or otherwise impair our institutions’ operations. The potential adverse effects of a change of control could influence, among other things, future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of our common stock.
Certain contingents of Congress continue to examine the for-profit postsecondary education sector, which could result in targeted legislation, heightened oversight, or additional Department of Education rulemaking that may limit or condition Title IV program participation of for-profit schools in a manner that may materially and adversely affect our business.
While in recent years the focus of Congress on for-profit educational institutions has declined, certain contingents of Congress continue to examine institutions like ours. This focus has resulted in the introduction of various pieces of legislation, the holding of several hearings by various Congressional committees, and Congressional investigations and inquiries. We have previously incurred significant legal and other costs to respond to Congressional inquiries and could incur significant legal and other costs to respond to any future inquiries. In addition, as a result of the 2020 U.S. federal elections, Democrats gained control of the executive branch and both houses of Congress. We cannot predict the extent to which, or whether, Congress may refocus on for-profit educational institutions as a result of these elections, but Democrats tend to support more regulation of and restrictions on for-profit institutions. We also cannot predict the extent to which, or whether, any hearings or investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions, or common law causes of action.

The previous Congress considered comprehensive legislation to reauthorize the HEA. We cannot predict whether, in what form, or when, the two houses of Congress will reauthorize the HEA or whether, or when, the President will sign reauthorization legislation. Amendments to the HEA could occur as part of reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations.

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

In recent years, Congress has considered various proposals that would modify the 90/10 Rule. One current proposal would decrease the limit on Title IV funds from 90% to 85%, another current proposal would maintain the 90% limit but count TA and VA education benefits toward that limit, and another current proposal would both decrease the limit on Title IV funds to 85% and count all federal education assistance funds toward that limit. The changes proposed by the American Rescue Plan Act of 2021 would include TA and VA education benefits in the “90%” portion of the calculation. If this legislation is enacted, our institutions’ 90/10 Rule percentage will increase. These proposals or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions. At this time we cannot predict the likelihood that Congress or the President will continue to modify the 90/10 Rule. To the extent that any laws or regulations, including the American Rescue Plan Act of 2021, are adopted that limit or condition the participation of for-profit schools or distance education programs in TA or in Title IV programs, or that limit or condition the amount of TA for which for-profit schools or distance education programs are eligible to receive, our financial condition could be materially and adversely affected.

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
Title IV programs are made available pursuant to the provisions of the HEA, and the HEA comes up for reauthorization by Congress approximately every five to six years. In the recent past, Congress has passed short-term non-substantive extensions of the HEA pending comprehensive reauthorization legislation. Further, when Congress does not act on comprehensive reauthorization through a single piece of legislation, it may act through multiple pieces of legislation. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Congress considered legislation to reauthorize the HEA during the 116th Congress, and is expected to consider such legislation again in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis.

Future Congressional action, including in reauthorizations or appropriations acts, may result in numerous legislative changes, including those that could adversely affect the ability of our institutions to participate in Title IV programs, TA, and the availability of such funding sources for our students. Members of Congress frequently propose legislation to alter or amend the terms under which our institutions participate in the federal student financial aid programs. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our institutions or students to participate in these programs could materially harm our institutions’ business. A reduction in government funding levels could lead to lower enrollments at our institutions and require our institutions to arrange for alternative sources of financial aid for their students. Lower student enrollments at our institutions or their students’ inability to arrange alternative sources of funding could adversely affect our financial condition. Congressional action may also require our institutions to modify their practices in ways that could result in increased administrative and regulatory expenses.

We are not in a position to predict whether any particular legislation will be passed by Congress or signed into law in the future, but many commentators think it is now more likely that legislation may be enacted that could adversely affect the for-profit education sector given that Democrats, who tend to support more regulation of and restrictions on for-profit institutions, gained control of the executive branch and both houses of Congress as a result of the 2020 U.S. federal elections. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institutions and adversely affect our revenue and results of operations.

Recent and future regulatory developments other than rulemakings may adversely impact our institutions’ enrollment, financial condition, results of operations, expenses, and cash flows.

In addition to publishing rules, ED has in the past and may in the future take other actions that affect our institutions. For example, in September 2015, ED publicly released its “College Scorecard” website, as discussed in more detail in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Regulation of Title IV Financial Aid Programs - College Scorecard.” Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. In 2019, ED updated the College Scorecard to include additional information, including more comprehensive graduation rates and program-level outcomes data such as median earnings and median loan debt. In December 2020, ED further updated the College Scorecard to include data on average earnings two years out from graduation based on field of study and data on student loan repayment. We cannot determine the extent to which data collected and published by ED has impacted or may impact our institution’s enrollments, reputation, or operating results, including if students exclude our institutions from consideration because of the College Scorecard’s presentation of our graduation rate, the focus on tax status and our status as a for-profit business, or because of other factors. We cannot predict the nature of any future actions that may be implemented by ED. However, these and future developments may adversely impact our institutions’ enrollments, financial condition, results of operations, expenses, and cash flows.

Failure to comply with the various federal and state laws and regulations governing HCN’s program to extend credit to its students could subject us to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

In July 2018, HCN began offering an extended payment plan option. The extended payment plan option is designed to assist students with educational costs consisting of tuition, textbooks, and fees. Payment plans require monthly payments while the student is enrolled in a program and extend for a period up to six months after the last day of attendance or graduation. The extended payment plan is subject to various federal and state laws and regulations, such as the Truth in Lending Act as implemented in Regulation Z, the Equal Credit Opportunity Act as implemented in Regulation B, and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act. For more on this extended payment plan option and its regulation, see “Our Institutions - Hondros College of Nursing - Sources of Student Financing” and “Regulatory Environment - Student Financing Sources and Related Regulations / Requirements - Additional Sources of Student Payments” in Part I, Item 1 of this Annual Report. If we do not comply with laws and regulations applicable to this financing program, we could be subject to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, either of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

Risks Related to Our Business
As part of our business strategy, we have entered into, and may enter into or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention.
In October 2020, we entered into a definitive agreement to acquire Rasmussen University. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including:

•difficulties consolidating operations and integrating information technology and other systems, as well as the inability to maintain uniform standards, controls, policies and procedures;
•distraction of management’s attention from normal business operations during the acquisition and integration processes;
•inability to obtain, or delay in obtaining, approval of the acquisition from the necessary regulatory agencies, or the imposition of operating restrictions or a letter of credit requirement on us or on the acquired institution;
•challenges relating to conforming non-compliant financial reporting procedures to those required of a subsidiary of a U.S. reporting company, including procedures required by the Sarbanes-Oxley Act;
•expenses associated with the integration efforts; and
•unidentified issues not discovered in the due diligence process, including legal contingencies.

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
The Rasmussen Acquisition will be, and our acquisition of any other educational institution would also likely be, considered a change in ownership and control of the acquired institution under applicable regulatory standards, as in the HCN acquisition. For such an acquisition, we may need approval from ED, applicable state agencies and accrediting agencies, and possibly other regulatory bodies, a number of which can only be requested after completion of the acquisition. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are not successful in completing acquisitions, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could result in dilutive issuances of securities or could require use of substantial portions of our available cash, as in the HCN acquisition, or issuances of debt, as is anticipated in connection with the Rasmussen Acquisition, which could adversely affect our financial condition.

The Rasmussen Acquisition may not be completed on the anticipated timeline, or at all, and the failure to complete the Rasmussen Acquisition could adversely impact our business, results of operations, financial condition, and the market price of our common stock.

The closing of the Rasmussen Acquisition is subject to a number of conditions as set forth in the Rasmussen Agreement that must be satisfied or waived, including among others, (i) regulatory review by ED, approval by HLC, and approval of or notices to other regulatory and accrediting bodies, (ii) filings with and consents required to be made or obtained under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration of any related waiting period, (iii) enrollment in Rasmussen University’s nursing programs, in the term prior to closing, not having declined by more than five percent from enrollment as of the start of the same academic term in the prior academic year, and (iv) ED approval of Rasmussen University’s March 2019 prior change in ownership. There can be no assurance that all required approvals will be obtained or that all other closing conditions will otherwise be satisfied or waived, and, if all required approvals are obtained and all closing conditions are satisfied or waived, we can provide no assurance as to the terms, conditions and timing of such approvals or that the Rasmussen Acquisition will be completed in a timely manner or at all. Certain of the conditions to completion of the Rasmussen Acquisition are not within either our or Rasmussen University’s control, and we cannot predict when or if these conditions will be satisfied or waived. Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Rasmussen Acquisition or otherwise have an adverse effect on us. The Rasmussen closing is also dependent on the accuracy of representations and warranties made in the Rasmussen Agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the Rasmussen Agreement.

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

We are relying on the availability of financing under a commitment letter for debt financing, or alternative financing, to fund a portion of the purchase price for the Rasmussen Acquisition.

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

We have incurred, and will continue to incur, significant costs, expenses and fees, including fees for professional services and other transaction costs, in connection with the Rasmussen Acquisition, including costs that we may not currently expect. We must pay many of these costs and expenses whether or not the transaction is completed. In addition, we expect to incur significant integration costs after the Rasmussen closing. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Integrating our business with Rasmussen’s business may be more difficult, costly or time-consuming than expected, and we may not realize the expected benefits of the Rasmussen Acquisition, which may adversely affect our business results.

If we experience greater than anticipated costs to integrate or are not able to successfully integrate Rasmussen into our existing operations, we may not be able to achieve the anticipated benefits of the Rasmussen Acquisition, including cost savings and other synergies and growth opportunities. Even if the integration of Rasmussen’s business is successful, we may not realize all of the anticipated benefits of the Rasmussen Acquisition during the anticipated time frame, or at all. For example, events outside our control, such as changes in regulation and laws, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from this acquisition. In addition, Rasmussen is a privately held company and has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Rasmussen’s financial and disclosure controls and procedures

An inability to realize the full extent of the anticipated benefits of the Rasmussen Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our revenue, level of expenses and operating results, which may adversely affect the value of our common stock after the completion of the Rasmussen Acquisition. In addition, it is possible that the integration process could result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with students, faculty and other employees or to achieve the anticipated benefits of the Rasmussen Acquisition. Integration efforts also may divert management attention and resources.

Rasmussen may have liabilities that are not known to us.

Rasmussen may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations. Following the completion of the Rasmussen Acquisition, we may learn additional information about Rasmussen that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.

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
Each institution participating in TA is required to sign an MOU outlining certain commitments and agreements between the institution and DoD prior to accepting funds from TA. In 2014, DoD promulgated new regulations and institutions were required to sign a new MOU, which we refer to as the DoD MOU, in order to continue to participate in TA. For more information about the requirements imposed by the DoD MOU, see “Regulatory Environment - Department of Defense.” We cannot predict precisely what type of immediate sanctions, if any, will be implemented before an institution loses the ability to participate in TA for failure to comply with the DoD MOU. We believe that DoD may also impose sanctions other than denying an institution the ability to participate in TA, including restricting student enrollment in tuition assistance programs, suspending an institution from enrolling new students, limiting access to military installations, subjecting the institution to heightened compliance oversight, or otherwise limiting an institution’s ability to participate in TA. If we fail to comply with the requirements of the DoD MOU or any successor MOU, we will not be able to participate in TA, which could have a significant adverse effect on our results of operations and financial condition.

Our business could be harmed if our institutions experience a disruption in their ability to process Title IV financial aid.
We collected a substantial portion of our fiscal year 2020 consolidated revenue from receipt of Title IV financial aid program funds. Any processing disruptions by ED, by our institutions, or by third-party service providers may impact the ability of our institutions’ students to obtain Title IV financial aid on a timely basis. If our institutions experience a disruption in their ability to process Title IV financial aid, either because of administrative challenges on their part or the part of their vendors, or the inability of ED to process Title IV funds on a timely basis, it could have a material adverse effect on our institutions’ business and on our financial condition, results of operations, and cash flows. If our institutions experience a disruption in their ability to process Title IV financial aid because of administrative challenges on their part or the part of their vendors, ED could require that our institutions become subject to payment methods for Title IV programs that are not the advance payment system, which could have a material adverse effect on our institutions’ cash flows.
We have implemented a shared services model for services between APEI and APUS, and APEI and HCN, and challenges encountered due to the ongoing operation and potential expansion of this model may cause strategic or operational challenges and adversely impact us.

Beginning in 2016, we began to invest capital and human resources in the transition and planned implementation of the shared services model pursuant to which APEI would provide services to APUS that were previously handled directly within APUS and HCN, as well as in changes to our systems and training of employees, among other things. In December 2016, APUS submitted a change of structure application to HLC in connection with the proposed implementation of the shared services model. In November 2018, HLC notified APUS that the HLC Board of Trustees approved the change in structure application and extended APUS’s accreditation following adoption of the shared services model, which we subsequently implemented. As required by HLC policy and ED regulation, HLC conducted a focused site visit in May 2019. The site visit team found that evidence of compliance with the commitments APUS made in its application and with HLC’s Eligibility Requirements and Criteria for Accreditation was sufficiently demonstrated and no further follow up was recommended. In August 2019, HLC notified APUS that HLC’s Institutional Actions Council, which conducts reviews and acts on accreditation recommendations, concurred with the site visit team’s findings. During 2020, we expanded the use of our shared services model and APUS now provides additional services to HCN.

The operation and potential continued expansion of the shared services model could lead to strategic and operational challenges, inefficiencies, or increased costs, any of which could adversely affect our business, financial condition, results of operations, and cash flows.

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
We may need additional capital in the future for various reasons, including to finance business acquisitions such as the Rasmussen Acquisition and investments in technology or to achieve growth or fund other business initiatives, but there is no assurance that capital will be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise capital may have rights, preferences, or privileges senior to those of existing stockholders. If adequate capital is not available or is not available on acceptable terms, our and our institutions’ ability to expand, develop or enhance services or products, or respond to competitive pressures, will be limited.

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

Economic and market conditions in the U.S. and abroad, including as a result of COVID-19, and changes in interest rates, could affect our enrollments, success with placement and persistence and cohort default rates.

Our business has been and may in the future be adversely affected by a general economic slowdown or recession in the U.S. or abroad, including the impact of COVID-19. Our institutions derive a significant portion of their revenue from Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not government subsidized. Historically low interest rates have created a favorable borrowing environment for students. However, our students may have to pay higher interest rates on their Title IV program loans and private loans as a result of recent interest rate increases. Increases in applicable interest rates could result in a corresponding increase in educational costs to our existing and prospective students, which could result in a reduction in our enrollment. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some Title IV programs, which could adversely impact our operations and financial condition.

Adverse economic developments such as the COVID-19 pandemic that affect the United States could also result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, could result in declines in our success with placements and persistence. In addition, adverse economic developments could adversely affect the ability or willingness of our former students to repay student loans, which could increase our institutions’ student loan cohort default rates and require increased time, attention, and resources to manage these defaults. Our institutions’ students are able to borrow Title IV loans in excess of their tuition and fees. The excess is received by such students as a credit balance refund. However, if a student withdraws, our institutions must return any unearned Title IV funds (which may include a portion of the credit balance refund) and must seek to collect from the student any resulting amounts owed to the institution. A protracted economic slowdown could negatively impact such students’ abilities to satisfy debts to the institution, including debts that result from returns of unearned Title IV amounts. As a result, the amount of Title IV funds we would have to return without repayment from our institutions’ students could increase, and our financial results could suffer.

We may not be able to successfully manage and limit our exposure to bad debt.
We experienced an increase in bad debt in our HCN segment for the years ended December 31, 2019 and 2020. We believe these increases in bad debt in our HCN segment have been primarily driven, in 2019, by HCN’s implementation of an extended payment plan option and, in 2020, by increases in revenue as a result of increases in enrollment. For more information on the extended payment plan option, see “Our Institutions - Hondros College of Nursing - Sources of Student Financing” and “Regulatory Environment - Student Financing Sources and Related Regulations / Requirements - Additional Sources of Student Payments” in Part I, Item 1 of this Annual Report. We have also had periods at APUS where we have experienced increases in our bad debt expense, and there is no assurance that bad debt expense will not increase at APUS again in the future. There is no assurance that we will be able to limit our exposure to bad debt or that steps we take to limit bad debt will be effective. Continued bad debt increases in our HCN segment or bad debt expense increases at APUS could have a material adverse effect on our financial condition, cash flows, and results of operations.

We rely on third-party vendors whose service may be of lower quality than ours, whose responsiveness may be less timely than ours, and whose compliance practices may increase our operational and compliance risk.
We rely on third-party vendors to provide certain services to our institutions and their students primarily related to information technology services, our learning management system, and financial aid processing, and expect to rely more heavily on such vendors, particularly through cloud computing services, for certain information technology services in the future. While we monitor and assess the service of these vendors, it is possible that the quality of their service and the timeliness of their responses may be less than the service and responsiveness that we or our institutions would provide. These third-party vendors may lack adequate business continuity planning. Using third-party vendors increases compliance risk that the vendors may not adequately protect personal information regarding our institutions’ students and their families, or that they may not comply with applicable federal or state regulations applicable to our institutions’ business. Further, transitioning from existing vendors or from in-house processes to new providers or from third-party providers to in-house processes or vice versa, such as the replacement of the open-source Sakai CLE learning management system with a commercial cloud-based system in 2020, involves inherent risks, including the risk of significant disruptions of integral processes. In the event third-party vendors fail to provide services, lack adequate continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected.

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
ED requires institutions that participate in Title IV programs to refer to the ED OIG credible information about fraud or other illegal conduct involving Title IV programs, and in the past our institutions have referred to the OIG information with respect to potential fraud by applicants and students. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, ED may find that our institutions do not satisfy ED’s “administrative capability” requirements. If our institutions fail to satisfy the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer our institutions from the “advance” system of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” system of payment, place our institutions on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate our institutions’ participation in Title IV programs, which would adversely affect our institutions’ enrollment, revenue, and results of operations. In addition, our institutions’ ability to participate in Title IV programs and TA is conditioned on maintaining accreditation by an accrediting agency that is recognized by ED. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs, like APUS’s programs, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs, TA, or both.

If we are unable to attract, retain, and develop management, faculty, administrators, and skilled personnel, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

We must attract, retain, and develop diverse and highly qualified management, faculty, administrators, and skilled personnel to our institutions. As we continue to grow our business, make acquisitions, and expand our geographic scope, we need to ensure effective succession for key executive and employee roles in order to meet the growth, development, and profitability goals of our business. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas, and executives with relevant industry expertise. Our employee hiring and retention may also depend on our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive. While we continue to work to strengthen our management team and to attract and retain high caliber talent, including through various human resources programs and what we believe are competitive market compensation and benefit practices, our efforts may not be successful. For example, while we believe that selecting well-educated and qualified faculty members is important for HCN to be able to succeed, due to COVID-19 there has been an increase in demand for nursing professionals, which has impacted our ability to recruit and retain faculty at HCN. If we fail to attract new management, faculty, administrators, or skilled personnel or fail to retain, develop, and motivate our existing management, faculty, administrators, and skilled personnel, our institutions and our ability to serve our students and expand our programs, open new locations, make investments or acquisitions, and update or enhance our technology could be severely harmed, and changes in management could disrupt our business and cause uncertainty.

We have had a number of other executive officers retire or otherwise depart our Company over the last several years and we continually evaluate our leadership structure. For instance, in September 2019, Angela Selden was hired as our Chief Executive Officer, and Dr. Boston remained in the role of President of APUS pending his expected retirement. Dr. Boston retired in August 2020 and was succeeded as President of APUS by Dr. Wade Dyke. In addition, the loss of one or more of our key personnel could harm our business. While we have employment agreements with our Chief Executive Officer, the President of APUS, our Chief Financial Officer, and our Chief Technology Officer, we do not have employment agreements with other executives or personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us. Our past or any future changes could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, inefficiencies, or increased costs, any of which could adversely affect our business, financial condition, results of operations, and cash flows.

Our success depends on the contributions of our approximately 2,940 employees.

Our performance largely depends on the talents, experience, and efforts of our employees, and we believe that fostering a culture and practice of innovation, quality, communication, cooperation, honesty, and respect is important to attracting and retaining high caliber talent. In addition, our strategic initiatives require our management, faculty, staff, and skilled personnel to adapt and learn new skills and capabilities. Our failure to develop and maintain a positive culture or to continue fostering the growth and development of our personnel, including through the use of staff performance evaluation systems and processes, could have a material adverse effect on our business and results of operations.

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

From time to time we will consider and may pursue strategic investments. These transactions could include, among other things, investments in, partnerships or joint ventures with other schools, service providers or education technology related companies, among other types of entities. These types of investments involve significant challenges and risks, including that the investment does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management’s attention is diverted from our core business. These events could harm our operating results or financial condition. Any investments in other entities may also subject us to the operating and financial risks of such entities, and we rely on the internal controls and financial reporting controls of such entities.

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

We have made these minority investments to realize strategic benefits for our business, rather than to generate income or capital gains from these investments, and we may make future minority investments for similar purposes. We cannot ensure that we will realize any strategic benefits from these investments in the near-term or at all. To the extent that the strategic benefits of any investment are not timely realized, or the investment otherwise underperforms, we may wish to dispose of the investment. Because our interests in entities in which we have made minority investments, such as New Horizons, Fidelis Education, Second Avenue, and RallyPoint are highly illiquid and not traded in any public market, we may not be able to timely dispose of these interests or may have to sell at less than our carrying value. Further, should the value of these investments become impaired, we may be required to reduce the carrying value of these investments. For example, we recorded a non-cash, pretax impairment charge of $0.5 million for the fiscal year ended December 31, 2018, to reduce the carrying value of certain minority investments to their fair value.

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

Our institutions may encounter disputes from time to time over rights and obligations concerning intellectual property and may not prevail in these disputes. Third parties may raise a claim against our institutions alleging an infringement or violation of their intellectual property. Some third-party intellectual property rights may be extremely broad, and it may not be possible for our institutions to conduct operations in such a way as to avoid disputes regarding those intellectual property rights. Any such dispute could subject our institutions to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether that dispute has merit. Our insurance may not cover potential claims of this type adequately or at all, and our institutions may be required to alter the content of their courses or pay monetary damages, which may be significant.

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
We and our institutions are subject to multiple types of taxes in the U.S. and may be subject to taxation in the future in various foreign jurisdictions. The determination of our provision for income taxes and other tax accruals involves various estimates and judgments, and therefore the ultimate tax determination is subject to uncertainty. In addition, changes in tax laws, regulations, or rules, or application of state sales, use, and excise taxes, may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service or other tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals. In addition, an increasing number of states are adopting new laws or changing their interpretation of existing laws regarding the apportionment factors used for state corporate income tax purposes in a manner that could result in a larger proportion of our income being taxed by the states in which we are required to file state tax returns. These legislative and administrative changes could have a material adverse effect on our business and financial condition.
We rely on dividends, distributions and other payments, advances, and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments.
We rely on dividends, distributions and other payments, advances, and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments and generate all of our operating income through our subsidiaries. As a result, we rely on dividends and other payments or distributions from our operating subsidiaries to meet our obligations and to fund acquisitions and investments. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to us depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements such as obligations to maintain certain restricted cash or post letters of credit, accreditation requirements, agreements entered into by those operating subsidiaries, and the covenants of any future obligations that we or our subsidiaries may incur. For example, due to financial performance, HCN has not paid a dividend to APEI since January 2019.
Legal proceedings, particularly class action lawsuits, may require human and financial resources, distract our management, and negatively affect our reputation and operating results.
From time to time, we and our institutions have been and may be involved in various legal proceedings. In recent years, we have observed an increase in litigation brought against for-profit schools, including class actions brought by students and prospective students based on alleged misrepresentations about a school’s programs, an increase in “qui tam” lawsuits, and investigations by state attorneys general into for-profit postsecondary education institutions, which are described above under the heading “Risks Related to the Regulation of Our Industry.” For example, in November 2013, a putative class action was brought against HCN relating to a time period prior to our ownership. The lawsuit asserted claims for fraud and fraudulent inducement, negligent misrepresentation, breach of implied-in-fact contract, promissory estoppel, unjust enrichment, and violation of the Ohio Consumer Sales Practices Act. While HCN admitted to no wrongdoing in the eventual settlement agreement and the case was dismissed with prejudice after the payment of a de minimis settlement, in December 2015, ED sent HCN a letter informing HCN that ED had determined to fine HCN $27,500 based on ED’s finding that HCN had substantially misrepresented its programmatic accreditation status during a time period prior to our ownership of HCN. HCN informed ED in a letter that it disagreed with ED’s findings but would pay the fine in order to resolve promptly the matter and to enable ED to finalize its review of the application for a change in ownership. In the future, not all claims may be as easily resolved. The significant human and financial resources required to investigate and respond to claims brought in any future litigation may distract management’s attention from operating our business or lead to larger payments or liabilities, including adverse regulatory action, and, as a result, negatively affect our operating results.
Risks Related to Our Technology Infrastructure
We need to continue to expend time, money and resources our institutions’ information technology, which may place a strain on our capacity that could adversely affect our systems, controls, and operating efficiency, and those of our institutions.

We need to invest capital, time, and resources to update our institutions’ information technology, including our student-facing systems, in response to competitive pressures in the marketplace, including data analytics, artificial intelligence, interactive and immersive user and learning experience technologies such as those that leverage virtual and augmented reality, multi-channel customer engagement, and robotic process automation, to update or replace older systems, and to enhance functionality. We incurred approximately $2.1 million and $5.6 million during 2019 and 2020 to evaluate and invest in replacements or upgrades to our information technology systems, including our learning management and customer relationship management systems, and to inform the scope and duration of our larger overall information technology transformation program. We also anticipate spending between approximately $4.0 million and $5.0 million in 2021, focusing on specific information technology projects, including the completion of the customer relationship management system. We expect to make similar expenditures in future years. We may have to make investments to integrate the technology systems of Rasmussen University and would likely also have to make investments to integrate the technology systems of any business we may acquire in the future. Our efforts to improve our information technology systems may not be successful, may cost more than expected, may increase our level of spending, not all of which can be capitalized, or may otherwise adversely affect our financial condition. We may also be unable to address all of the initiatives that we would like to pursue or find that the number of projects we are working on impacts our ability to adequately address critical areas. As a result of unsuccessful development efforts, or as a result of replacing outdated technology, software or other technology related assets, we may have assets that become impaired. For example, for the year ended December 31, 2016, we recorded a pretax, non-cash charge of $5.1 million in long-lived assets, primarily consisting of a loss that resulted from the abandonment of development of a new student course registration system. We will continue to evaluate our Partnership At a DistanceTM, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well.

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

Significant system disruptions to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructure and systems of third parties, could negatively impact our ability to generate revenue and could damage our reputation, limiting our ability to attract and retain students.

The performance and reliability of our and our institutions’ networks and technology infrastructure, including those of third parties systems we use or rely on, is critical to our institutions’ reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could interrupt our or our institutions’ ability to operate and could result in the unavailability of APUS’ online classrooms, preventing students from accessing their courses and adversely affecting our results of operations. In addition, our institutions’ technology infrastructure, and the technology infrastructure of our third-party vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber-attacks, terrorist activities, and telecommunications failures.

The proprietary information systems and processes at APUS that we refer to as Partnership at a DistanceTM, or PAD, have been predominantly developed in-house, with limited support from outside vendors. To the extent that we have utilized third-party vendors to provide certain software products for our systems, we have generally needed to integrate those products into, and ensure that they function with, PAD. We continuously work on upgrades to PAD, and our employees devote substantial time to its development and to the successful integration of third-party products into PAD. To the extent that we face system disruptions, malfunctions or vulnerabilities with PAD or the failure of PAD to meet internal or industry standards, or lose employees with experience on our systems, we may not have the capacity to address such disruptions, malfunctions, vulnerabilities, or failures or to continue to administer or make adequate modifications to PAD with our internal resources, and we may not be able to identify outside contractors with expertise relevant to our custom system.
We also use third-party services such as cloud computing and software-as-a-service for certain aspects of our operations and are reliant on the capabilities of vendors for such functions. We migrated to a cloud-based learning management system in 2020 and expect to increasingly rely on cloud computing and software-as-a-service providers for our information technology operations in the future, such as through the continued implementation of a cloud-based customer relationship management system. Cloud computing and third-party service providers may take actions beyond our control that could adversely affect our access to the provider’s service, including discontinuing or limiting our access to its platform or modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations. In addition, any transition of cloud computing and third-party services that we use to another vendor could be difficult to implement and cause us to incur significant time and expense. Any significant downtime or other interruption or disruption of these services could adversely impact our operations and our business.

Any significant interruption in the operation of our institutions’ data centers or server rooms or those of our third-party service providers could cause a loss of data. Even with redundancy, a significant interruption in the operation of these facilities or the loss of institutional and operational data due to a natural disaster, fire, power interruption, act of terrorism, or another unanticipated catastrophic event may not be preventable. Any significant interruption in the operation of these facilities, including an interruption caused by the failure to successfully expand or upgrade systems, or to manage transitions and implementations, could reduce the ability to manage network and technological infrastructure, which could adversely affect our institutions’ operations and reputations. Additionally, our institutions do not necessarily control the operation of the facilities hosting our technology infrastructure and may be required to rely on other parties to provide physical security, facilities management, and communications infrastructure services. If any third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that causes them to fail to adequately secure and maintain their facilities or provide necessary connectivity or capacity, our institutions and their students may experience interruptions in service or the loss or theft of important data, which could adversely affect our financial condition.
Data security breaches and cyber-attacks could compromise sensitive information and cause system disruptions and significant damage to our business and reputation.
In the ordinary course of our business, we maintain on our network systems, and on the networks of our third-party providers, certain information that is confidential, proprietary, personal (such as student information), or otherwise sensitive in nature, including financial information and confidential business information. Our computer networks, and the networks of our third-party vendors, may be vulnerable to unauthorized access or disruptions by computer hackers, phishing, ransom-ware, computer viruses, denial of service attacks, malicious social engineering and other security attacks or security problems. A user who circumvents security measures could misappropriate confidential or proprietary information or personal information about our students or employees or could cause interruptions or malfunctions in operations. Our systems and the systems maintained by our third-party providers have previously been subject to attempts to gain unauthorized access, breaches and other system disruptions and may in the future be subject to similar incidents. In some cases, it is difficult to anticipate or to detect immediately such incidents, the scope of such incidents and the damage caused thereby, and we may not yet be aware of the scope of and damage caused by prior incidents. If we or third parties with access to our systems, or to our proprietary information or personal information about our students or employees, experience security breaches in the future or as a result of past breaches that we or third parties have experienced, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by such breaches, which could include litigation brought by affected individuals or other parties, the impositions of penalties, disruption to our operations, and damage to our reputation. Our planned increased use and reliance on cloud computing could expose us to additional risks. While our contractual arrangements with cloud computing vendors provide for the protection of information, we cannot control these vendors or their systems and cannot guarantee that a data security or privacy breach of their systems will not occur in the future.
We use external vendors to perform security assessments on a periodic basis to review and assess our information security. We utilize this information to audit ourselves to ensure that we are adequately monitoring the security of our technology infrastructure and to assess whether to prioritize the allocation of scarce resources to protect data and systems. However, we cannot ensure that these security assessments and audits will result in the protection of our computer networks against the threat of security breaches. Similarly, although we require our third-party vendors to maintain a level of security that is acceptable to us and work closely with our third-party vendors to address potential and actual security concerns and attacks, we cannot ensure that we and our systems and proprietary information or personal information about our students or employees will be protected against the threat of security attacks on our third-party vendors that affect our systems or such information. System disruptions and security breaches to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructures and systems of third parties could have an adverse effect on our financial condition.

We face an ever-increasing number of threats to our computer systems, including unauthorized activity and access, malicious penetration, system viruses, ransomware, phishing and other malicious code and cyber-attacks, including individual or organized cyber-attacks, which could breach our security and disrupt our systems. These risks increase when we make changes to our information technology systems or implement new ones. Our size makes us a prominent target for hacking and other cyber-attacks within the education industry. From time to time we experience security events and incidents, and these reflect an increasing level of malicious sophistication, organization, and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats and may subsequently be deemed to have been inadequate by regulators or courts. The lack of prescriptive measures in data security and cybersecurity laws could contribute to any such regulator or court findings. An organization or individual who circumvents computer system security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of or alleviate problems caused by these system disruptions and security breaches. Any of these events could have a material adverse effect on our business and financial condition. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.
Possession and use of personal information in our institutions’ operations subjects us to risks and costs that could harm our business. Our institutions or, in some cases, certain third-party vendors hired by our institutions, collect, use, and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and student academic records. Our institutions also collect and maintain personal information of employees in the ordinary course of our business. Some of this personal information is held and managed by certain third-party vendors, including our third-party servicers and information technology vendors. Although our institutions use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information, errors with our systems or networks, or intentional or unintentional misuse or loss of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our institutions’ operations also subjects us to legislative and regulatory burdens that could restrict the use of personal information and require notification of data breaches. We cannot guarantee that a breach, loss, theft, or misuse of personal information will not occur. A violation of any laws or regulations relating to the collection, use, or security of personal information could result in the imposition of fines or lawsuits against us or our institutions. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by such breaches. Given the evolving nature of security threats and evolving safeguards, we cannot be sure that our chosen safeguards will protect against security threats to our systems, data, and business. Even security measures that are appropriate, reasonable, or in accordance with applicable legal requirements may not be able to protect the information we maintain. A breach, theft, or loss of personal information regarding our institutions’ students and their families or our institutions’ employees or other data that is held by our institutions or third-party vendors could have a material adverse effect on our institutions’ reputations and results of operations and result in legal actions by regulators, state attorneys general, and private litigants, any of which actions could divert management’s attention and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to comply with privacy laws or regulations could have an adverse effect on our business.
Various federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of student and consumer data. These laws could be applied in a manner that results in costs, the imposition of fines and operational conditions on our business. For example, if an institution fails to comply with FERPA, ED may require corrective actions by the institution or may terminate an institution’s eligibility to participate in Title IV programs. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. In addition, this area of the law is evolving, and interpretations of applicable laws and regulations differ. In addition, in the U.S. Congress and many state legislatures are considering legislation relating to privacy and security of personal information as are other countries. These evolving laws and interpretations are difficult to predict and could impact our business. Legislative activity in the privacy area may result in new laws that are relevant to us and the operations of our institutions, for example, restricting use or sharing of consumer data, including for marketing or advertising, and may lead to increases in the cost of compliance. For example, the CCPA and related regulations took effect in 2020, impose new disclosure obligations for businesses that collect personal information about California residents, afford those individuals new rights relating to their personal information that may affect our ability to use personal information, provide for the prospect of penalties and provide a private right to action for certain data breaches. In addition, our institutions may be subject to the GDPR, which contains a number of requirements that may apply when they collect or otherwise handle personal information about individuals in the EU. These laws’ applicability to us could result in substantial compliance costs or liabilities. The GDPR came into effect in May 2018, but enforcement priorities and interpretation of certain provisions remain unclear. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation. Claims of failure to comply with our institutions’ privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our institutions’ reputation and could have an adverse effect on our financial condition. The enactment of laws similar to the GDPR or CCPA, or any future changes in such laws or additional restrictions and laws, could result in significant costs and require us to change some of our business practices.

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

The price of our common stock may fluctuate as a result of some or all of the following:
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of comparable companies;
•actual or anticipated changes in our earnings, our institutions’ net course registrations or enrollments, or fluctuations in our operating results or in the expectations of securities analysts;
•the actual, anticipated or perceived impact of changes in the political environment, government policies, laws and regulations, or similar changes made by accrediting bodies;
•the depth and liquidity of the market for our common stock;
•general economic conditions and trends;
•catastrophic events;
•purchases or sales of large blocks of our stock;
•recruitment or departure of key personnel; or
•actions of others in our industry.

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
Provisions in our charter and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change of control of our Company would be beneficial to the interests of our stockholders. These provisions include:
•the ability of our Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences, and rights of each series without stockholder approval, which may discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our Company;
•a requirement that stockholders provide advance notice of their intention to nominate a director or to propose any other business at an annual meeting of stockholders;
•a prohibition against stockholder action by means of written consent unless otherwise approved by our Board of Directors in advance; and
•Section 203 of the Delaware General Corporation Law, which generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
American Public Education, Inc., or APEI, and American Public University System, Inc., or APUS, together operate administrative facilities in Charles Town, West Virginia, Manassas, Virginia, and Baltimore, Maryland, which are within an approximate one-hour drive of one another and are located within the Baltimore-Washington metropolitan area. The corporate headquarters and administrative offices are located in Charles Town and consist of nine owned facilities totaling approximately 227,000 square feet. Also in Charles Town, APUS owns two and a half acres of land earmarked for future development. APUS’s student services, graduation, and marketing operations are located in 25,000 square feet of leased space in Manassas under a lease, originally scheduled to expire in June 2023. In August 2020, APUS exercised its early termination right pursuant to the lease, modifying the term of the lease to expire in June 2021. APEI’s administrative offices also include approximately 3,000 square feet of leased space in Baltimore, Maryland under a lease that expires in 2022.
Hondros College of Nursing, or HCN, has five campuses in Ohio, which are located in the suburban areas of Cincinnati (West Chester), Cleveland (Independence), Columbus (Westerville), Dayton (Fairborn), and Toledo (Maumee), and an administrative office located in suburban Columbus. In addition, in May 2019, HCN entered into a lease agreement for a new campus location in Indianapolis, Indiana, which opened in April 2020. These campuses and administrative office include a total of ten leased facilities with approximately 142,300 square feet combined. The facilities are primarily used for instructional activities. HCN’s corporate offices are located at an administrative facility near the Westerville campus with additional offices at the Westerville campus. Lease terms and extension options vary by facility, with expiration dates ranging from 2023 to 2029.

In December 2020 HCN entered into a lease agreement for a new campus location in Akron, Ohio. The lease term begins in April 2021 for an 87-month period expiring in June 2028, with four additional optional five-year renewal terms. The total value of the minimum rental payments for the initial term of the lease is approximately $2.5 million.

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
Holders
As of March 5, 2021, there were approximately 447 holders of record of our common stock.
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

Performance Graph

    The graph below matches the cumulative five-year total return of holders of American Public Education, Inc.'s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and a customized peer group of five companies that includes: Adtalem Global Education Inc., Grand Canyon Education Inc., Perdoceo Education Corp (formerly known as Career Education Corporation), Strategic Education Inc., and Zovio, Inc. (formally known as Bridgepoint Education, Inc.). The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2015 and tracks the value of those investments, respectively, through December 31, 2020.

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
APEI	100.00	131.92	134.61	152.93	147.18	163.78
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Peer Group	100.00	143.13	191.99	210.12	222.60	186.09
    The stock price performance included in the graph and table above is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, our Board approved an additional authorization to repurchase up to $25.0 million of shares of our common stock. Subject to market conditions, applicable legal requirements, and other factors, the repurchases may be made from time to time in the open market or in privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors as we deem appropriate.
As of December 31, 2020, approximately $8.4 million remained in the current purchase authorization.

    The following table presents our share repurchases during the quarter ended December 31, 2020. For additional information regarding our share repurchases please refer to “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11. Stockholders’ Equity - Repurchase.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
October 1, 2020 – October 31, 2020	—	$—	—	331,841	$8,396,734
November 1, 2020 – November 30, 2020	—	—	—	331,841	8,396,734
December 1, 2020 – December 31, 2020	—	—	—	331,841	8,396,734
Total	—	$—	—	331,841	$8,396,734

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

(2)On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

(3)During the three month period ended December 31, 2020, no shares of common stock were deemed to have been repurchased for common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

ITEM 6. SELECTED FINANCIAL DATA
Intentionally omitted.

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
OVERVIEW
    American Public Education, Inc., or APEI, is a provider of online and campus-based postsecondary education to approximately 92,500 students. We provide online postsecondary education primarily directed at the needs of the military, military-affiliated, public service, and service-minded communities through the American Public University System, or APUS, that includes two brands: American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC, a regional accrediting agency recognized by the U.S. Department of Education, or ED. We provide blended online and on-campus nursing education to students in Ohio and Indiana, through National Education Seminars, Inc., which we refer to as Hondros College of Nursing, or HCN. HCN is institutionally accredited by the Accrediting Bureau of Health Education Schools, or ABHES. Additional information regarding our subsidiary institutions and their regulation is included in the “Business - Company Overview” and “Business - Regulatory Environment” sections of this Annual Report.

Our revenue is largely driven by the number of students enrolled at our institutions, the number of and types of courses that they take, student payor source, and the mix of programs that students are attending. Our consolidated revenue in 2020 was $321.8 million, representing a $35.5 million, or 12.4%, increase from $286.3 million in 2019. Our consolidated revenue in 2019 was $286.3 million, representing an $11.4 million, or 3.8%, decrease from $297.7 million in 2018. The 2020 revenue increase was primarily due to an increase in net course registrations at APUS and an increase in student enrollment at HCN during that period. The increase in net course registrations at APUS was due to an increase in registrations from military students utilizing Department of Defense, or DoD tuition assistance, or TA, which is at a lower revenue per net course registration than other funding sources. Net course registrations represent the total number of courses in which students remain enrolled after the date by which they may drop a course without financial penalty. We believe the increase was due in part to the launch of the Freedom Grant in January 2020, which offers a tuition reduction and free course materials for active duty military pursuing graduate degrees, an increase in marketing spend as compared to the prior year, and may also have been due to the impact of the novel coronavirus COVID-19 pandemic. We believe that the increase in new student enrollment at HCN was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures as compared to prior year, the continued impact of new initiatives implemented in 2019 such as the Direct Entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. The 2019 revenue decrease was due to a decrease in net course registrations at APUS and a decline in student enrollment at HCN.

    Our operations are organized into two reporting segments:
•American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments.

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

    Financial information regarding each of our reportable segments is reported in this Annual Report in the sections “Financial Statements and Supplementary Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Results by Reportable Segment Year Ended December 31, 2020 Compared to Year Ended December 31, 2019.”

For a discussion of the financial results of operations for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018, refer to Part II, Item 7 of our 2019 Form 10-K filed with the SEC on March 10, 2020 which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, in response to the pandemic, we implemented our business continuity plan and employees transitioned to a remote workforce at APEI and APUS. HCN, leveraging the expertise of APUS, temporarily closed all its campuses and then shifted to a blended model with online delivery of its courses and on-campus delivery of certain labs. HCN later fully reopened its campuses, using smaller in person classes with screening, social distancing, and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning, and then reverted to online courses and limited on-campus labs in November 2020 following spikes in COVID-19 cases. There can be no assurance that these and other protective measures we have implemented or may put in place will be successful in preventing cases of COVID-19 among our employees and students, when on-campus courses will resume more broadly or to what degree, or that thereafter HCN will not need to again further limit campus interactions or close its campuses.

The pandemic did not materially adversely impact our results of operations during the year ended December 31, 2020. However, the duration and intensity of the outbreak, and therefore any future impact is uncertain. For example, in October 2020, HCN began temporarily expanding certain campuses through short-term leases of additional space to be used as lab space in order to accommodate student demand in compliance with COVID-related public health measures that effectively limit the number of students in each lab class. While not yet quantifiable, ongoing impacts may cause a disruption of educational services provided to our students, cause a disruption in revenue, lead to increased absenteeism in our workforce, increase costs for HCN to continue to deliver courses in person and online, be considered a triggering event to evaluate the value of HCN goodwill, lead to an impairment of APEI investments, impact the recoverability of receivables, and lead to an increase in bad debt expense and cohort default rates, among other impacts. For more information on the potential risks related to COVID-19, please refer to the section entitled “Risk Factors” in this Annual Report.

Rasmussen Acquisition. On October 28, 2020, we entered into a definitive agreement to acquire Rasmussen University, a nursing- and health sciences-focused institution serving over 18,000 students at its 24 campuses across six states and online, which we refer to as the Rasmussen Acquisition. Pursuant to the terms of a Membership Interest Purchase Agreement, or the Rasmussen Agreement, we agreed to purchase from FAH Education, LLC all of the units of membership interests in Rasmussen LLC, Rasmussen University’s parent company, for $300 million in cash and $29 million in shares of a new series of non-voting preferred stock to be issued at the closing of the Rasmussen Acquisition (or, at our election, up to an additional $29 million in cash in lieu thereof), subject to customary adjustments, including for net working capital, cash and debt of the acquired companies. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions that include, among others, regulatory review by ED, approval by the HLC, and approval by or notices to other regulatory and accrediting bodies. We are relying on the availability of financing under a commitment letter for debt financing, or alternative financing, to fund a portion of the purchase price for the Rasmussen Acquisition. For more information on the Rasmussen Acquisition, see “Business – Company Overview,” “Business – Regulatory Environment – Regulatory Actions and Restrictions on Operations – Rasmussen Acquisition Regulatory Review,” and “Risk Factors – Risks Related to Our Business.”

Student Body. As of December 31, 2020, approximately 61% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and as a result APUS is particularly reliant on TA and the DoD’s budget. At APUS, active duty military students generally take fewer courses per year on average than non-military students and have a lower revenue per net course registration than other funding sources. A significant portion of APUS’s enrollments is also attributable to students using Department of Veterans Affairs, or VA, education benefits and funds from ED’s Title IV financial aid programs, or Title IV programs. HCN students generally attend classes at physical campuses, except as a result of the impact of the COVID-19 pandemic and use Title IV program funds.

In recent years at APUS, and at HCN during 2019, we experienced declines in student enrollments. At the same time, we experienced increases in our operating costs as we provide new, and more costly, services to our students. We attribute these enrollment declines and operating cost increases, in part, to increased competition, changes in our marketing approach, investments in technology modernization, changes to our admissions processes at APUS, and changes in admissions and academic achievement requirements at HCN, among other factors. We believe that in order to continue to attract and retain qualified students our institutions need to continuously update and expand the content of their existing programs and develop new programs, specializations and modes of teaching, faculty engagement initiatives, and co-curricular initiatives that may require obtaining appropriate federal, state, and accrediting approvals, incur marketing expenses, make investments in management and capital expenditures, including technology-related expenditures, and reallocate other resources. Initiatives to attract and retain qualified students and control the growth of expenditures require significant time, energy, and resources, and if our efforts are not successful, our results of operations, cash flows, and financial condition may be adversely impacted. For more information about the risks related to these challenges please see “Risk Factors - Risks Related to Attracting and Retaining Students.”

Increased Costs and Expenses; Our Initiatives. Our costs and expenses have increased over time due in part to increased marketing expenditures, the addition of new HCN campuses located in Indianapolis, Indiana, which opened in April 2020, and Akron, Ohio, which is expected to open in April 2021, as well as the changing needs of our students including costs for technology required to support students at APUS. In addition, in 2020 we continued to incur expenses to evaluate and invest in replacements and upgrades to our information technology systems, including replacements of our learning management and our customer relationship management systems, and to inform the scope and duration of our larger overall information technology transformation program in our APEI Segment.

Our revenue may decline, and our costs and expenses may increase, as our institutions adjust to changes in their student composition, undertake initiatives to improve the learning experience, and attract students who are more likely to persist in their programs. Additional initiatives that we implement that may increase costs and expenses or adversely affect our revenue may include the following:
•altering our institutions’ marketing programs to target the appropriate prospective students;
•investments in technology related to our overall information technology transformation program;
•further changes to admissions standards and requirements;
•updates to the admissions process and procedures;
•implementing more stringent satisfactory academic progress standards;
•changing tuition costs and payment options;
•changing fund disbursement methods; and
•implementing alternative learning delivery methods.

    Our Board of Directors approved an increase in marketing expenditures for 2020 primarily in support of a planned new advertising campaign focusing on affordability and return on investment for learners. As a result of these increased expenses, selling and promotional expenses as a percentage of revenue increased in 2020 as compared to 2019.

    Information technology systems are an essential part of the APUS student experience and our business operations. Pursuant to the shared services model discussed in “Business – Company Overview – Reporting Segments” above, we now provide information technology services to APUS and HCN through APEI. Prior to 2019, APUS had managed its own information technology infrastructure and services and provided information technology services to HCN through an intercompany arrangement. We believe we will need to continue, and potentially increase, our investment of time and money in technology operations and enhancements to support our systems and mission, and evaluate when it is appropriate to make significant changes, modifications, or upgrades. We believe we will need to continue to make investments in information technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, and to update older systems and to enhance functionality. We also expect operating and capital expenditures to increase in future periods as we accelerate the investment in and refreshment of our information technology systems.

Changes and upgrades to our information technology systems may result in us incurring significant costs, including in the short term, and carry risk to our operations and financial results. For example, in 2019 and 2020, we incurred approximately $2.1 million and $5.6 million, to evaluate and invest in replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship management systems and to inform the scope and duration of our larger overall information technology transformation program. We anticipate spending between $4.0 million and $5.0 million in 2021. These types of changes are not without risk to our operations and financial results. Our investments in information technology systems will result in an increased level of spending. Not all of our information technology spending can be capitalized, and our investments may cost more than expected or fail to be successful. Furthermore, as a result of unsuccessful development efforts, or a result of replacing outdated technology, software or other technology related assets, we may have assets that become impaired.

    Implementation of Shared Services Model. Beginning in 2016, we began to invest capital and human resources in the transition and planned implementation of the shared services model pursuant to which APEI provides services to APUS and HCN that were previously handled directly within APUS and HCN, as well as in changes to our systems and training of employees, among other things. In November 2018, HLC approved APUS’s application for a change in structure related to APUS’s proposal to enter into a shared services model with APEI and we entered into an intercompany agreement to implement the shared services model effective January 1, 2019. During 2020, we expanded the use of our shared services model and APUS now provides additional services to HCN. As with any operational change, the implementation of the shared services model could lead to strategic and operational challenges, distractions of management from other key initiatives, inefficiencies or increased costs, any of which could adversely affect our business, financial condition, results of operations, and cash flows.

    HCN Accreditation. HCN is institutionally accredited by ABHES, a national accrediting agency recognized by ED. For the reporting year ended June 30, 2018, several HCN programs did not satisfy ABHES’s threshold requirements for retention rates or placement rates and, for the reporting year ended June 30, 2019, each of HCN’s programs at each of HCN’s campuses satisfied ABHES’s placement rate requirements but failed to satisfy ABHES’s threshold requirements for retention rates. In February 2020, as described more fully in “Regulatory Environment - Accreditation,” ABHES notified HCN that it had taken actions with respect to certain HCN programs at certain campuses related to those programs’ performance in relation to ABHES student achievement indicators and directed HCN in a number of those cases to demonstrate by a certain date that those programs meet the applicable threshold requirements. For the reporting year July 1, 2019 through June 30, 2020, HCN’s programs satisfied ABHES’s threshold requirements for retention rate, placement rate, and mandatory licensure and credentialing examination pass rates. However, there can be no assurance that HCN will be able to continue to demonstrate compliance in all cases. If HCN is unable to maintain compliance during any timeframe established by ABHES, unless such timeframe is extended for good cause, ABHES may take other action, up to and including withdrawing accreditation for those programs.

On August 12, 2020, ABHES requested that HCN provide ABHES with a financial improvement plan that details HCN’s financial objectives, outlines HCN’s financial improvement plans, including a specific timeline, and addresses the net loss for the fiscal year ending December 31, 2019. The plan was timely submitted to ABHES. ABHES has taken no additional action regarding this matter since the plan was submitted.

Adverse actions taken by ABHES may trigger reporting requirements and ED action under ED’s Borrower Defense Regulations, see “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses.”

    Staffing Realignment and Management Transition. We regularly evaluate and review our costs and expenses. As part of that effort, in the first quarter of 2018, APUS initiated a voluntary reduction in force program for employees with more than eight years of service. The program resulted in a reduction of 48 employees, representing approximately 5% of APUS’s non-faculty workforce at that time. Our APEI Segment recorded expenses for termination benefits related to the workforce reduction in the first quarter of 2018 in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 420, Exit or Disposal Cost Obligations. We incurred an aggregate of approximately $1.7 million of pretax expenses associated with employee severance benefits. The reduction in force resulted in pretax labor and benefits costs savings of approximately $2.1 million and $2.7 million in 2018 and 2019, respectively. These cost savings do not include expenses associated with employee severance benefits. There is no certainty that the voluntary program, or any other expense reduction initiative, will have the intended benefits of reducing costs and expenses over the long-term, or whether there will be adverse impacts because of the loss of valuable employees.

    In August 2019, after an extensive search, Angela Selden was appointed Chief Executive Officer of APEI, effective September 23, 2019. APEI’s former Chief Executive Officer, Dr. Wallace E. Boston, continued to serve as President of APUS until his retirement on August 12, 2020. Dr. Wade Dyke assumed the role of APUS President effective on Dr. Boston’s retirement date. In 2019 we recorded approximately $2.8 million in pretax employee compensation costs for post-employment benefits related to Dr. Boston’s retirement. To the extent we have further leadership or operational changes, we could incur similar or greater costs.

    Admissions Process and Academic Achievement Requirements. In recent years, APUS has strengthened its verification process, including by implementing new procedures for prospective non-military students. APUS has also made multiple changes to its admissions assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. These initiatives require significant time, energy and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition. Even if these initiatives successfully lead to the identification and enrollment of students who are likely to succeed and improve the student experience, they could result in adverse impacts on APUS enrollments.

During 2019, HCN implemented enhanced ADN Program admissions requirements requiring external ADN applicants to have graduated from an approved PN program. ADN Program applicants who apply to start in the quarter immediately following their graduation from HCN’s PN Program may be admitted prior to possessing an active unencumbered PN license but must obtain an active unencumbered PN license prior to the start of their second term. HCN offers a Direct Entry ADN option that offers an accelerated graduation pathway for students who meet certain transfer, academic and entrance exam requirements.

HCN has made multiple changes to its admissions assessment process since its original implementation and may further modify it in the future in order to better identify college-ready students. These initiatives require significant time, energy, and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition. While we believe changes in admissions and academic achievement requirements are beneficial for our students and will result in a better and more positive educational experience and improved testing pass rates in the long term, we believe some of the changes have contributed to a decline in enrollment in previous years and have had a negative impact on our results of operations. We continue to work on identifying an appropriate balance of admissions requirements, academic achievement requirements and attracting appropriate students. However, even if these initiatives lead to the identification and enrollment of students who are likely to succeed and improve the student experience, they could result in adverse impacts on HCN enrollments.

HCN Enrollments. Enrollments in HCN’s ADN Program for all 2020 terms were higher than HCN planned, which we believe is due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of new initiatives implemented in 2019 such as the direct-entry ADN program, and the implementation of the institutional affordability grant in the first quarter of 2020. Enrollments for all 2019 terms were significantly lower than HCN planned, which we believe is likely partly associated with the implementation of the new admissions requirements discussed above, among other potential factors. For example, our enrollments appear to have been impacted by negative perceptions by certain current and prospective student cohorts. While we continue to work on implementing and enhancing our academic and achievement and admission requirements, identifying and remediating the factors that impacted our enrollments at HCN in 2019, and implementing new initiatives such as extending the hours of HCN’s customer service team, there can be no assurance we will be successful in these efforts over the long term, and we cannot guarantee that we will continue to see these increases in enrollments.

    Tuition and Fees. Affordable tuition has been a priority of APUS since its founding when APUS set tuition to align with tuition assistance programs available to members of the military. In October 2019, APUS announced the following changes for undergraduate and master’s course registrations made on or after January 1, 2020:

• The tuition for undergraduate level courses would increase by $15 per credit hour to $285 per credit hour.
• The tuition for master’s level courses would increase by $20 per credit hour to $370 per credit hour.
• The technology fee would increase from $50 to $65 per course.

This January 2020 tuition increase was APUS’s first increase since July 2015.

    In support of APUS's active duty military students using TA, APUS increased the APUS funded tuition grant for those undergraduate students and their spouses and dependents from $20 to $35 per credit hour to keep the cost at $250 per credit hour, and increased the APUS funded tuition grant for those master’s students and their spouses and dependents from $25 to $120 per credit hour to reduce the cost from $325 per credit hour to $250 per credit hour for graduate active duty military students. As a result, undergraduate and master’s students eligible for TA benefits and their spouses and dependents pay a net tuition of $250 per credit hour. APUS also extended its APUS funded book grant, previously available only to undergraduate students, to active-duty military students and their spouses and dependents at the master’s level. The net effect of these price and grant adjustments is that for active duty military students using TA, an undergraduate or graduate degree at APUS may be attained for no out-of-pocket cost.

    APUS’s existing tuition grant for veterans expired at the end of 2019. However, veterans who qualify for 100% of their Post-9/11 GI Bill benefits are expected to continue to have no out-of-pocket expenses. Those veterans who do not qualify for 100% may experience a small increase in out-of-pocket costs, but because APUS is a “Yellow Ribbon” university, many are expected to have access to additional funding resources.

APUS’s tuition grant applied to approximately 77%, 78%, and 68% of its total net course registrations in 2018, 2019, and 2020, respectively.

    Today, tuition at APUS remains among the lowest in the sector. APUS’s low tuition rates mean that its students are not required to take on as much debt as they might at another institution. The combined tuition and fees at APUS are generally less expensive for undergraduate and graduate students than the average in-state cost at a public university. APUS’s low tuition and fees, in combination with the APUS funded book grant that is provided to all undergraduate students, and beginning January 2020, to active duty graduate students and their spouses and dependents, results in significant savings for students. Since 2001, APUS has provided approximately $144 million in book grant savings to students.

    APUS has two applied doctoral programs, Strategic Intelligence and Global Security. The programs meet a need for higher-level education and research combined with professional practice in these fields. The doctoral degrees tuition and residency costs are currently $5,600 per term and include an APUS funded book grant for course materials. In connection with our doctoral programs, for the years ended December 31, 2018 and 2019, we incurred approximately $0.7 million, and $0.3 million in capital expenditures, respectively.

    HCN’s tuition and fees are also designed to be affordable and competitive with those of similar institutions offering the same level of flexibility, accessibility, and student experience. Tuition and certain fees at HCN were increased approximately 3% effective with the January 2019 term, and there have been no further tuition increases.

    Beginning January 1, 2020, HCN began offering an institutional grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees and the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources. For the year ended December 31, 2020, HCN awarded approximately $0.2 million of institutional grants.

    In November 2019, HCN entered into a memorandum of understanding, or MOU, to participate in TA and is therefore subject to such program’s requirements and restrictions. The MOU and these requirements and restrictions are more fully discussed in the “Regulatory Environment - Student Financing Sources and Related Regulations / Requirements” and “Risk Factors” sections of this Annual Report.

    We cannot predict whether APUS’s and HCN’s tuition and fee increase or APUS’s new programs will be successful, or how they will impact our results of operations, cash flows, or financial condition.

    Bad Debt Expense. We experienced an increase in bad debt expense in our HCN segment in 2020 and have experienced increases in other recent interim periods in both our HCN and APUS segments. We believe the increase in bad debt expense in our HCN segment was primarily due to increases in revenue as a result of increases in enrollment. While we have experienced decreases in bad debt expense at APUS during each of the last several years, there is no assurance we will not experience an increase in bad debt expense at APUS in the future.

    Impact of Government Budgetary Pressures. Congressional inaction on budgetary matters has led to lapses in funding, resulting in government shutdowns, and subsequent policy changes that have affected TA. For example, during a 35-day partial government shutdown that began in December 2018, the Coast Guard suspended its tuition assistance program. A future government shutdown, particularly one that includes DoD or suspension or resulting modification of TA, could have a material adverse effect on our operations and financial condition.

In May 2019, the Navy announced that as a result of increased demand stemming from improvements in service delivery and higher limits on annual benefits available per sailor, TA benefits available to sailors for the fiscal year ending September 30, 2019 were expected to be exhausted by the end of May 2019, and effective May 28, 2019 the Navy ceased approving TA program funds for eligible sailors until the start of the new government fiscal year on October 1, 2019. In addition, effective October 1, 2019, Navy service members must have a minimum of two years of service before becoming eligible to use TA or the Navy College Program for Afloat College Education, funding is capped at 12 semester hours per fiscal year, and career funding is capped at 120 semester hours. Effective October 1, 2021, the annual funding cap will increase to 18 semester hours. The temporary exhaustion of Navy tuition assistance program funds had a significant negative impact on our results of operations for the third quarter of 2019, and negatively impacted October 2019 revenue by approximately $0.4 million. We are unable to predict whether and to what extent the Navy will continue to impose limitations on TA program approvals as a result of limited funding. Furthermore, in March 2020, the Navy announced a new “Education Strategy for Seapower 2020” that is intended to be a new comprehensive education strategy. As part of this strategy, the Navy, in cooperation with the U.S. Marine Corps and the U.S. Coast Guard, in January 2021 began piloting online courses for the new United States Naval Community College, a community college supporting naval education for enlisted service members, with plans to enroll as many as 5,000 students into targeted associate’s degree programs with partner colleges and universities in a second pilot phase beginning in 2022. Navy-related registrations were 5% of total registrations in each of the years ended December 31, 2019 and 2020, respectively. We expect each military branch and the DoD to continually evaluate their approaches to education, and any resulting changes could have an impact on the funds available to service members to pursue their education at APUS. Changes in funding allocations could have a material adverse effect on APUS’s enrollments.

In February 2021, the Army suspended access to its “ArmyIgniteED” portal, which is the portal used by soldiers to participate in TA programs, as part of a scheduled upgrade to the portal. The suspension was scheduled to last through March 7, 2021, but technical difficulties on March 8, 2021 caused the launch of the upgraded portal to be delayed. During the suspension, soldiers, Army education counselors, and education institutions such as APUS do not have access to the portal and soldiers cannot register for courses through the Army’s TA program. There is no assurance when the portal will be operational, or that if operational it will work correctly or efficiently or will not have other impacts on our ability to participate in the TA programs or receive funds under those programs.

    ED Program Review and 2016 APUS Compliance Audit. APUS’s Title IV compliance audit for the year ended December 31, 2016 identified a finding related to return of Title IV funds calculations that were not properly computed. In a Final Audit Determination letter in January 2018, ED conveyed its finding that funds had not been returned timely. ED also noted that a similar finding had been made in a program review that ED subsequently closed on January 27, 2021. In connection with the finding, ED required that APUS post an irrevocable letter of credit for approximately $700,000. APUS posted the letter of credit in March 2018 and it expired December 31, 2019.

    Walmart Partnership. On May 30, 2018, Walmart announced that in connection with entering into a new arrangement for education benefits it would not be renewing its partnership agreement with APUS to offer academic courses and degree programs to Walmart associates effective June 2019 and that it would begin transitioning to its new arrangement. In 2019, approximately 0.8% of our consolidated revenue was associated with students that enrolled with APUS in connection with its partnership with Walmart.

APUS Program Participation Agreement. In June 2020, APUS timely applied for recertification to participate in Title IV programs. On September 9, 2020, ED notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023. ED issued APUS a provisional program participation agreement, or PPPA, outlining the terms of provisional certification. As described in the PPPA, the reason ED granted approval on a provisional basis is because APUS was subject to an open program review at the time of renewal. As discussed more fully in “Compliance with Regulatory Standards and the Effect of Regulatory Violations - Compliance Reviews,” in September 2016 ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years, and that program review was closed on January 27, 2021 with no findings and no further action required.

    Regulated Industry. Our institutions operate in a highly regulated industry. For more information on the regulations to which our institutions are subject, please refer to the “Business - Company Overview” and “Business - Regulatory Environment” section of this Annual Report. Such regulations may impact our financial results in a way that we cannot predict and may have an adverse impact on our financial condition.

Our Key Financial Results Metrics
Revenue
When reviewing our revenue, we evaluate the following components: net course registrations and enrollment, tuition rate, net tuition and other fees.
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
    Because we recognize revenue over the length of a course, net course registrations and student enrollments in a financial reporting period do not correlate directly with revenue for that period because revenue recognized from courses is not necessarily recognized in the financial reporting period in which the course registrations or enrollments occur. For example, at

APUS, revenue in a quarter reflects a portion of the revenue from courses that began in a prior quarter and continued into the quarter, all revenue from courses that began and ended in the quarter, and a portion of the revenue from courses that began but did not end in the quarter.

The average number of courses per term at APUS varies by payor type. For example, ED’s Title IV programs require participating students to take more courses per term than students participating in TA. As a result, should the number of APUS’s students who utilize ED’s Title IV programs decrease (or the number of students using TA increase), we anticipate that it may cause the average number of courses per student per term to decrease.

You should not rely on the results of any prior periods as an indication of future net course registrations at APUS, student enrollments at HCN, or consolidated revenue. The composition of our students, changing market demands and competition, make forecasting very difficult, and we are unable to determine if we will continue to grow or what level of growth we will achieve, if any. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins.

Tuition rate. Providing affordable degree and certificate programs is an important element of our competitive strategy. We estimate that APUS’s tuition is lower than the average in-state rates at public universities. In October 2019, APUS announced increases in tuition and the technology fee for undergraduate and master’s course registrations made on or after January 1, 2020, as discussed in “Overview” above. The January 2020 tuition increase is APUS’s first increase since July 2015 and is intended to help support increased investments in academic learning and student operations. Prior to the 2015 increase, APUS had not raised undergraduate tuition for 15 years or graduate tuition in four years. HCN’s tuition and fees are also designed to be affordable and competitive when compared to the costs of similar institutions offering the same level of flexibility, accessibility, and student experience.
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
Other fees. In addition to tuition, APUS charges a per course technology fee. Prior to January 2020, the technology fee per course was $50, and for registrations made on or after January 2020 the technology fee per course was increased to $65. APUS may further alter this fee in the future. APUS students are also charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees, when applicable. APUS provides a grant to cover the technology fee for students using TA and other programs, as applicable. In 2019, and 2020, technology fee revenue net of technology fee grants was approximately $7.0 million, or 2.4% of consolidated revenue, and $8.3 million, or 2.6% of consolidated revenue, respectively. Until early 2019, APUS received purchase commissions for graduate student book purchases and ancillary supply purchases that students made directly from our preferred book vendor. HCN students are charged fees for various items such as application, testing, books and supplies, lab, technology and graduation.

Costs and Expenses
We categorize our costs and expenses in the following categories: instructional costs and services expenses; selling and promotional expenses; general and administrative expenses; loss on disposals of long-lived assets; impairment of goodwill; and depreciation and amortization.
Instructional costs and services expenses. Instructional costs and services expenses are directly attributable to the educational services our institutions provide to their students. Instructional costs and services expenses include salaries and benefits for full-time faculty, administrators, and academic advisors, and costs associated with part-time faculty. Instructional costs and services expenses also include costs associated with curriculum development, academic records and graduation, as well as other services provided by our institutions, such as evaluating transcripts. Instructional costs and services expenses are generally affected by the cost of academic resources, the efficiency of delivering academic products and services to our students, salaries and benefits for our faculty and other academic and administration personnel, and the level of expenditures for new and existing academic programs. At HCN, instructional costs and services expenses also includes operating expenses directly associated with HCN’s campus operations, including rent.

At APUS, instructional costs and services expenses that are primarily dependent on the number of students taught include expenses related to course materials, learning resources, the library, the book grant program, and instructional pay for part-time faculty that is primarily dependent on the number of students taught.
Selling and promotional expenses. Selling and promotional expenses include salaries and benefits of personnel engaged in student enrollment, advertising costs, and marketing material production costs. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the level of expenditures for advertising initiatives for new and existing academic programs. We believe the availability of Title IV program funds to students has increased our marketability in non-military markets, but the nature of these markets, including the impact of competition, and the rising cost of internet search and other advertising media has caused our student acquisition costs to increase. This trend may continue, and our student acquisition costs may continue to increase.
General and administrative expenses. General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, financial aid processing, information technology, human resources, facilities, compliance and other corporate functions, the cost of renting and maintaining APUS’s administrative facilities, technology expenses, and costs for professional services. General and administrative expenses also include bad debt expense. General and administrative expenses are generally affected by the costs of salaries and benefits for our general and administrative personnel, the efficiency of delivering back-office support including technology services, and the level of expenditures for supporting company initiatives.
Loss on disposals of long-lived assets. Loss on disposals of long-lived assets is the difference between the long-lived assets’ residual value and their book value at the time of the assets’ disposition or abandonment.
Impairment of goodwill. Impairment of goodwill recognizes the difference between the carrying value of goodwill and the fair value of goodwill.
Depreciation and amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software, and program development on a straight-line basis over the estimated useful lives of the assets. In addition, prior to 2020, we incurred amortization expense for the amortization of identified intangible assets with a definite life resulting from our acquisition of HCN.
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

Revenue Recognition. Our revenue is primarily derived from the sale of instructional services and various fees. Instructional services revenue includes tuition, technology, and laboratory fees. We generally recognize revenue ratably as instructional services are provided over the period or term, which is, for APUS, either an eight- or sixteen-week period, and for HCN, a quarterly term. Revenue is recognized when evidence of a contract exists, delivery has occurred or as instructional services are delivered, the price is determinable, and collectability is reasonably assured. Revenue from fees is recognized as information or services are delivered to customers, assuming all other revenue recognition criteria are met. For additional information regarding our revenue recognition refer to “Note 4. Revenue” included in our Consolidated Financial Statements.
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

    The Company evaluated events and circumstances related to the valuation of goodwill of HCN through the year ended December 31, 2020 and determined there were no indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. We completed our annual assessment of goodwill as of October 31, 2019 and 2020, and concluded that HCN’s fair value was more than the carrying value; consequently, there was no impairment. Our October 31, 2020 annual assessment concluded that the fair value of HCN exceeded the carrying value by approximately $13.7 million, or 37.1%.

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

The 2019 and 2020 annual testing also concluded the indefinite-lived assets were not impaired.

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

Results of Operations

The following table sets forth statements of income data as a percentage of revenue for each of the years ended:

	2019	2020
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	39.1%	38.0%
Selling and promotional	21.0%	22.7%
General and administrative	27.3%	27.3%
Loss on disposals of long-lived assets	0.2%	0.3%
Impairment of goodwill	2.5%	—%
Depreciation and amortization	5.4%	4.0%
Total costs and expenses	95.5%	92.3%
Income from operations before interest income and income taxes	4.5%	7.7%
Interest income, net	1.4%	0.3%
Income from operations before income taxes	5.9%	8.0%
Income tax expense	1.8%	2.2%
Equity investment loss	(0.5)%	—%
Net income	3.6%	5.8%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
Our consolidated revenue in 2020 was $321.8 million, an increase of $35.5 million or 12.4%, compared to $286.3 million in 2019.
    The revenue increase resulted from an increase in net course registrations at APUS and an increase in student enrollment at HCN. APUS net course registrations increased approximately 11.5% to approximately 353,100 in 2020 from approximately 316,700 in 2019. The increase in net course registrations at APUS was primarily due to an increase in registrations from military students utilizing TA, which is at a lower revenue per net course registration than other funding sources. Net course registrations represent the total number of courses in which students remain enrolled after the date by which they may drop a course without financial penalty. We believe the increase was due in part to the launch of the Freedom Grant in January 2020, which offers a tuition reduction and free course materials for active duty military pursuing graduate degrees, and an increase in marketing spend as compared to the prior year, and may also have been due to the impact of the COVID-19 pandemic. HCN average student enrollment increased 18.1% in 2020 compared to 2019. The increase in student enrollment was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures as compared to the prior year, the continued impact of new initiatives implemented in 2019 such as the Direct Entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020.

Costs and Expenses
Costs and expenses were $297.1 million in 2020, an increase of $23.6 million, or 8.6%, compared to $273.5 million in 2019. The increase in costs and expenses was primarily due to increases in employee compensation costs, advertising and marketing support costs, professional fees, information technology costs and instructional material costs in our APEI Segment and increases in employee compensation costs, instructional material costs, and advertising costs in our HCN Segment. In 2020, costs and expenses include the following items on a pretax basis: a $10.4 million increase in advertising costs in our APEI and HCN Segments; $5.6 million in information technology costs related to the evaluation and investment in replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship management systems, and to inform the scope and duration of our larger overall information technology transformation program in our APEI Segment; and $5.0 million in professional fees associated with strategic growth opportunities including the Rasmussen Acquisition in our APEI Segment. In 2019, costs and expenses include the following on a pretax basis: approximately $2.8 million in employee compensation costs for post-employment benefits payable to the former APUS President upon his retirement; a non-cash impairment of goodwill of $7.3 million in our HCN segment; a $3.5 million increase in advertising costs in our APEI and HCN Segments; and $2.1 million in information technology costs related to the evaluation and investment in replacements and upgrades to our information technology systems.

Costs and expenses as a percentage of revenue decreased to 92.3% in 2020 from 95.5% in 2019. Our income before interest and income taxes, or our operating margin, increased to 7.7% from 4.5% compared to the same period. The decrease in our costs and expenses as a percentage of revenue and increase in our operating margin was primarily due to our consolidated revenue increasing at a rate greater than the increase in costs and expenses.

Instructional costs and services expenses. Instructional costs and services expenses in 2020 were $122.2 million, an increase of approximately $10.3 million, or 9.2%, compared to $111.9 million in 2019. Instructional costs and services expenses as a percentage of revenue were 38.0% in 2020, compared to 39.1% in 2019. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs and instructional materials costs in our APEI Segment and increases in employee compensation costs, instructional materials costs and facilities costs in our HCN Segment, partially offset by a decrease in commencement and travel expenses in our APEI Segment. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in instructional costs and services expenses.

Selling and promotional expenses. Selling and promotional expenses in 2020 were $73.0 million, an increase of $13.0 million, or 21.7%, compared to $60.0 million in 2019. This increase was primarily the result of increases in advertising and marketing support costs and employee compensation costs in our APEI Segment and an increase in advertising costs in our HCN Segment, partially offset by a decrease in travel expenses in our APEI Segment and a decrease in employee compensation costs in our HCN Segment. Selling and promotional expenses as a percentage of revenue were 22.7% in 2020 compared to 21.0% in 2019. The increase in selling and promotional expenses as a percentage of revenue was primarily due to selling and promotional expenses increasing at a rate greater than the increase in our consolidated revenue.
General and administrative expenses. General and administrative expenses in 2020 were $88.0 million, an increase of $9.9 million, or 12.7%, compared to $78.1 million in 2019. The increase in general and administrative expenses was primarily related to increases in professional fees, employee compensation costs, and information technology costs in our APEI Segment and an increase in bad debt expense in our HCN Segment, partially offset by a decrease in bad debt expense in our APEI Segment and a decrease in employee compensation costs in our HCN Segment. In 2020, APEI Segment general and administrative expenses includes the following costs on a pre-tax basis: $5.6 million in information technology costs related to the evaluation of replacements or upgrades to our information technology systems, including replacements of our learning management and customer relationship management systems; and $5.0 million in professional fees associated with strategic growth opportunities including the Rasmussen Acquisition. In 2019, employee compensation costs include approximately $2.8 million in pretax employee compensation costs for post-employment benefits payable to the former APUS President upon his retirement. General and administrative expenses as a percentage of revenue were 27.3% in each of 2020 and in 2019.
Consolidated bad debt expense decreased to $3.8 million, or approximately 1.2% of revenue, in 2020, from $3.9 million, or approximately 1.4% of revenue, in 2019. We believe the decrease in bad debt expense in our APEI Segment was primarily due to changes in student mix, changes in admissions and verification processes, and other changes partially offset by an increase in bad debt expense in our HCN Segment that we believe was driven by an increase in enrollment.
Loss on disposal of long-lived assets. The loss on disposal of long-lived assets was $0.9 million in 2020, compared to $0.6 million in 2019.
Impairment of goodwill. There was no impairment of goodwill for the year ended December 31, 2020 and the Company’s October 31, 2020 annual assessment concluded that the fair value of HCN exceeded the carrying value by approximately $13.7 million, or 37.1%. The $7.3 million pretax, non-cash impairment of goodwill for the year ended December 31, 2019 resulted from the reduction of the carrying value of goodwill in our HCN segment.
    Depreciation and amortization. Depreciation and amortization expenses were $13.0 million in 2020, compared to $15.6 million in 2019, a decrease of $2.6 million or 16.7%. The decrease in depreciation and amortization was due to lower capital expenditures, lower amortization of intangible assets and lower total investment in property and equipment net of depreciation.

Stock-based compensation. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses in 2020 were $7.1 million in the aggregate, representing an increase of $1.1 million, or 18.7%, compared to $6.0 million in 2019. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs. The increase in stock-based compensation costs was due to additional performance unit incentive costs.

The table below reflects our stock-based compensation expense recorded in our Consolidated Statements of Income included in our Consolidated Financial Statements for the years ended 2019 and 2020 (in thousands):

	Year Ended December 31,
	2019	2020
Instructional costs and services	$1,570	$1,535
Selling and promotional	766	1,007
General and administrative	3,624	4,533
Total stock-based compensation expense	$5,960	$7,075
Interest income
     Interest income was $1.1 million in 2020, compared to income of $3.9 million in 2019. The decrease is due to a decrease in the rate of interest earned on invested funds during 2020.
Income Tax Expense
We recognized tax expense from operations for 2020 and 2019 of $7.0 million and $5.2 million, respectively, or an effective tax rate of 27.2% and 34.1% in 2020 and 2019, respectively. The decrease in our effective tax rate for 2020 is primarily due to a higher amount of non-deductible expenses in 2019 in our APEI Segment, and lower pretax income in our APEI and HCN Segments, partially offset by the benefit from ASU No. 2016-09 Compensation - Stock Compensation (Topic 718) in our APEI Segment. The effective tax rate for 2019 includes a benefit of approximately $0.1 million related to ASU No. 2016-09. There was no material impact related to ASU No. 2016-09 for 2020.
Equity Investment Loss
    Equity investment loss was $0.01 million in 2020, compared to equity investment loss of $1.5 million in 2019. For additional information on our investments please refer to “Note 6. Investments” in our Consolidated Financial Statements.
Net Income
    Net income was $18.8 million in 2020, compared to net income of $10.0 million in 2019, an increase of $8.8 million, or 88.0%. This increase was related to the factors discussed above.
Operating Results by Reportable Segment - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2020	$ Change	% Change
Revenue
American Public Education Segment	$256,899	$285,766	$28,867	11.2%
Hondros College of Nursing Segment	29,479	36,091	6,612	22.4%
Intersegment elimination	(108)	(72)	36	(33.3)%
Total Revenue	$286,270	$321,785	$35,515	12.4%
Income (loss) from operations before interest income and income taxes
American Public Education Segment	$23,522	$24,034	$512	2.2%
Hondros College of Nursing Segment	(10,768)	722	11,490	NM
Intersegment elimination	2	1	(1)	(50.0)%
Total income from operations before interest income and income taxes	$12,756	$24,757	$12,001	94.1%

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

APEI Segment

Our APEI Segment revenue was approximately $285.8 million in 2020, an increase of $28.9 million, or 11.2%, compared to $256.9 million in 2019, which is primarily attributable to higher net course registrations. Net course registrations at APUS increased 11.5% to approximately 353,100 in 2020 compared to 2019. The increase in net course registrations is primarily due to an increase in registrations from military students utilizing TA, which is at a lower revenue per net course registration than other funding sources. Net course registrations represent the total number of courses in which students remain enrolled after the date by which they may drop a course without financial penalty. We believe the increase was due in part to the launch of the Freedom Grant in January 2020, which offers a tuition reduction and free course materials for active duty military pursuing graduate degrees, and an increase in marketing spend as compared to the prior year, and may also have been due to the impact of the COVID-19 pandemic. Income from operations before interest income and income taxes was approximately $24.0 million in 2020, an increase of $0.5 million, or 2.2%, compared to 2019. The increase is due to the increase in revenue resulting from higher net course registrations as discussed above.

HCN Segment

     Our HCN Segment revenue was approximately $36.1 million in 2020, an increase of $6.6 million, or 22.4% compared to $29.5 million in 2019, which is primarily attributable to an increase in student enrollment. HCN average student enrollment increased 18.1% in 2020 compared to 2019. We believe that the increase in HCN’s enrollment in 2020 was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures as compared to the prior year, the continued impact of new initiatives implemented in 2019 such as the Direct Entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. Income from operations before interest income and income taxes in the HCN Segment was approximately $0.7 million in 2020 compared to a loss from operations before income tax of $10.8 million in 2019. The increase in income from operations is primarily a result of the increase in revenue due to higher student enrollment in 2020 as discussed above and the $7.3 million pretax, non-cash impairment of goodwill in 2019.

Liquidity and Capital Resources
We financed our operating activities and capital expenditures in 2019 and 2020 primarily with cash provided by operating activities. Cash, cash equivalents, and restricted cash were $202.7 million and $227.7 million at December 31, 2019 and December 31, 2020, respectively, representing an increase of $24.9 million, or 12.3%, in 2020, primarily due to cash provided by operating activities exceeding cash used in investing and financing activities. Cash, cash equivalents, and restricted cash decreased by $9.4 million, or 4.4%, to $202.7 million in 2019, primarily due to the repurchase of our common stock during the period.
    We derive a significant portion of our revenue from TA from the Department of Defense, or DoD. Generally, these funds are received within 60 days of the start of the courses to which they relate. We also participate in programs from the VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. Another significant source of revenue is derived from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term.

    We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We expect operating expenditures to increase in future periods as we accelerate the investment in and modernization of our information technology systems and increase marketing and other expenditures. For the year ended December 31, 2019, we incurred approximately $2.1 million to evaluate and invest in replacements and upgrades to our information technology systems, including replacements of our learning management and customer relationship systems, and to inform the scope and duration of the larger overall information technology transformation program. For the year ended December 31, 2020, we incurred approximately $5.9 million, including $0.3 million of capital costs, on our information technology transformation program, focusing on specific information technology projects, including replacements of our learning management and customer relationship management systems, and we anticipate spending between approximately $4.0 million and $5.0 million in 2021. APUS began its first cohort of students in a new learning management system in March 2020 and has completed migration to the new system. APUS signed a contract for a replacement customer relationship management system in the first quarter of 2020 and the implementation is underway. APUS will continue to evaluate the Partnership At a Distance™, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well. Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may increase as we evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

We will need additional capital to finance the Rasmussen Acquisition, and we may also need additional capital in the future, including to finance other business acquisitions and investments in technology or to achieve growth or fund other business initiatives. In February 2021, we filed a shelf registration statement in order to help facilitate potential public offerings. On March 1, 2021, we completed an underwritten public offering of 3,680,000 shares of our common stock at a price to the public of $25.00 per share for estimate aggregate net proceeds of $86.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Our future capital requirements will depend on a number of factors, including our ability to consummate the Rasmussen Acquisition on the terms and schedule contemplated and our ability to obtain the Facilities or to secure additional alternative financing. There can be no guarantee that we will be able to close the Facilities or alternative financing arrangements on commercially reasonable terms or at all, or that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Operating Activities
Net cash provided by operating activities was $38.4 million and $44.8 million in 2019 and 2020, respectively. The increase in cash from operating activities from 2019 to 2020 is primarily due to an increase in net income, changes in working capital due to the timing of receipts and payments and lower estimated tax payments in 2020. Accounts receivable at December 31, 2020 was approximately $6.3 million higher than at December 31, 2019 primarily due to increased volume with students using TA. Accounts payable, accrued compensation and benefits, and accrued liabilities at December 31, 2020 were approximately $4.8 million higher than December 31, 2019 primarily due to an increase in incentive compensation accruals, and the timing of expenditures and the processing of payments.

Investing Activities
Net cash used in investing activities was $7.3 million and $4.2 million in 2019, and 2020, respectively. The decrease from 2019 to 2020 was primarily related to a decrease in technology-related capital expenditures and capitalized program development costs compared to the prior year, and proceeds received from the sale of real property in our APEI segment. In 2020, cash used in investing activities for capital expenditures was primarily for software development, computer hardware and software, and program development within our APEI Segment. In 2019, cash used in investing activities for capital expenditures was primarily for computer hardware and software, and software development, including software development related to PAD within our APEI Segment, as well as capital expenditures related to the new Indianapolis, Indiana campus in our HCN Segment.
Financing Activities
Net cash used in financing activities was $40.5 million and $15.7 million in 2019 and 2020, respectively. The decrease in cash used in financing activities in 2020 was due to a decrease in cash used to repurchase our common stock, partially offset by an increase in cash used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. For the years ended December 31, 2019 and 2020, we used $39.1 million, and $13.6 million, respectively, to repurchase shares of our common stock in accordance with our share repurchase program.
Contractual Obligations
    We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include contracts with third-party service providers, agreements with consultants, and other future contracts or agreements. The following table sets forth our future contractual obligations as of December 31, 2020 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$12,604	$3,054	$4,874	$2,135	$2,541
Purchase obligations	7,877	3,822	3,170	885	—
Total contractual obligations	$20,481	$6,876	$8,044	$3,020	$2,541

Off-Balance Sheet Arrangements
We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, including such entities often referred to as structured finance or special purpose entities.
Impact of Inflation
We do not believe that inflation had a material impact on our results of operations in 2019 or 2020. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market value of future investments. We invest our excess cash in bank deposit accounts, money market funds invested in federal securities and short-term U.S. Treasury bills with original maturities of three months or less when purchased.
Market Risk
We had no material derivative financial instruments or derivative commodity instruments as of December 31, 2020. We maintain our cash and cash equivalents in bank deposit accounts, money market funds invested in federal securities, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk
We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. For example, during the year ended December 31, 2020, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect a continued reduction in interest income on our invested funds. At December 31, 2020, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
American Public Education, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2020, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill – HCN Reporting Unit – Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description

In connection with the Company’s November 1, 2013 acquisition of Hondros College of Nursing (HCN), the Company recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the new assets acquired and the fair value assigned to identified intangible assets.

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Management performs its annual impairment analysis for goodwill on its elected assessment date of October 31, or more frequently, if certain events or circumstances indicate that goodwill might be impaired.

In 2020, Management performed its annual assessment as of October 31, 2020. The Company concluded that the fair value of the HCN reporting unit exceeded its carrying value by $13.7 million, or 37.1%.

Given the significant estimates and assumptions made by management to estimate the fair value of the HCN reporting unit, and the sensitivity of the estimated fair value to changes in those estimates and assumptions, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions utilized in its impairment analyses, particularly the revenue growth rates and the selection of discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rates and the selection of discount rates and valuation multiples for the HCN reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of HCN, such as controls related to management’s revenue growth rates and the selection of the discount rates and valuation multiples.
•We evaluated the reasonableness of management’s growth rates by comparing management’s rates with:
◦historical results;
◦prior forecasts;
◦internal communications to the Company’s management and the board of directors; and
◦forecasted information included in the Company’s press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•We considered the impact of changes in the regulatory environment on management’s forecasts. We also considered the impact of the COVID-19 Global Pandemic and inquired of the effects of the pandemic on the Company’s enrollments and forecasts.
•We evaluated the impact of changes in management’s forecasts from the October 31, 2020 annual measurement date to December 31, 2020.
•With the assistance of our fair value specialists, we evaluated the valuation methodology and discount rates used, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.
/s/ Deloitte & Touche LLP

McLean, VA
March 9, 2021

We have served as the Company's auditor since 2018.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets

	As of December 31,
	2019	2020
	(In thousands)
Assets
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$202,740	$227,686
Accounts receivable, net of allowance of $6,174 in 2019 and $5,983 in 2020.	11,325	17,652
Prepaid expenses	7,087	6,472
Income tax receivable	1,757	—
Total current assets	222,909	251,810
Property and equipment, net	78,495	68,434
Operating lease assets, net	11,658	8,743
Investments	10,502	10,495
Goodwill	26,563	26,563
Other assets, net	4,770	4,973
Total assets	$354,897	$371,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,546	$3,757
Accrued compensation and benefits	13,753	15,660
Accrued liabilities	8,270	10,967
Deferred revenue and student deposits	17,426	22,104
Income tax payable	—	178
Operating lease liabilities, current	2,283	2,392
Total current liabilities	45,278	55,058
Operating lease liability, long term	9,495	6,455
Deferred income taxes	3,391	2,580
Total liabilities	58,164	64,093
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares - 100,000; 15,178 issued and outstanding in 2019; 14,809 issued and outstanding in 2020	152	148
Additional paid-in capital	190,620	195,597
Retained earnings	105,961	111,180
Total stockholders’ equity	296,733	306,925
Total liabilities and stockholders’ equity	$354,897	$371,018
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income

	Year Ended December 31,
	2018	2019	2020
	(In thousands, except per share amounts)
Revenue	$297,687	$286,270	$321,785
Costs and expenses:
Instructional costs and services	115,280	111,916	122,161
Selling and promotional	57,042	60,028	72,989
General and administrative	74,456	78,082	88,043
Loss on disposals of long-lived assets	882	556	851
Impairment of goodwill	—	7,336	—
Depreciation and amortization	17,501	15,596	12,984
Total costs and expenses	265,161	273,514	297,028
Income from operations before interest income and income taxes	32,526	12,756	24,757
Interest income, net	2,915	3,908	1,092
Income from operations before income taxes	35,441	16,664	25,849
Income tax expense	9,287	5,187	7,020
Equity investment loss	(515)	(1,464)	(7)
Net income	$25,639	$10,013	$18,822
Net income per common share:
Basic	$1.56	$0.62	$1.27
Diluted	$1.54	$0.62	$1.25
Weighted average number of shares outstanding:
Basic	16,404	16,094	14,876
Diluted	16,634	16,255	15,047
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity

(In thousands)
					Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	16,268	$163	$180,674	$108,569	$289,406
Impact of adoption of ASC 606	—	—	—	—	—	(278)	(278)
Issuance of common stock under employee benefit plans	—	—	223	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(66)	(1)	(1,822)	—	(1,823)
Stock-based compensation	—	—	—	—	8,322	—	8,322
Net income	—	—	—	—	—	25,639	25,639
Balance as of December 31, 2018	—	—	16,425	164	187,172	133,930	321,266
Issuance of common stock under employee benefit plans	—	—	252	3	(3)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(83)	(1)	(2,509)	—	(2,510)
Stock-based compensation	—	—	—	—	5,960	—	5,960
Repurchased and retired shares of common stock	—	—	(1,416)	(14)	—	(37,982)	(37,996)
Net income	—	—	—	—	—	10,013	10,013
Balance as of December 31, 2019	—	—	15,178	152	190,620	105,961	296,733
Issuance of common stock under employee benefit plans	—	—	258	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(79)	(1)	(2,096)	—	(2,097)
Stock-based compensation	—	—	—	—	7,075	—	7,075
Repurchased and retired shares of common stock	—	—	(548)	(5)	—	(13,603)	(13,608)
Net income	—	—	—	—	—	18,822	18,822
Balance as of December 31, 2020	—	$—	14,809	$148	$195,597	$111,180	$306,925
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2019	2020
	(In thousands)
Operating activities
Net income	$25,639	$10,013	$18,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,501	15,596	12,984
Stock-based compensation	7,180	5,960	7,075
Equity investment loss	515	1,464	7
Deferred income taxes	(917)	(1,973)	(811)
Loss on disposal of long-lived assets	882	556	851
Impairment of goodwill	—	7,336	—
Other	302	145	24
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(6,923)	2,734	(6,327)
Prepaid expenses	(560)	(1,149)	320
Income tax receivable	(898)	(859)	1,757
Operating lease assets, net	—	120	(16)
Other assets	71	550	(165)
Accounts payable	266	(5,564)	(86)
Accrued compensation and benefits	3,298	653	1,907
Accrued liabilities	875	3,672	3,612
Income tax payable	(1,710)	—	178
Deferred revenue and student deposits	(1,342)	(884)	4,678
Net cash provided by operating activities	44,179	38,370	44,810
Investing activities
Capital expenditures	(9,430)	(7,255)	(4,926)
Proceeds from the sale of real property	—	—	767
Net cash used in investing activities	(9,430)	(7,255)	(4,159)
Financing activities
Cash paid for repurchase of common/restricted stock	(1,823)	(40,506)	(15,705)
Net cash used in financing activities	(1,823)	(40,506)	(15,705)
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,926	(9,391)	24,946
Cash, cash equivalents, and restricted cash at beginning of period	179,205	212,131	202,740
Cash, cash equivalents, and restricted cash at end of period	$212,131	$202,740	$227,686
Supplemental disclosures of cash flow information
Income taxes paid	$12,712	$8,019	$5,898
The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
Note 1. Nature of Business
    American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 92,500 students through two subsidiary institutions:

•American Public University System, Inc., or APUS, which provides online postsecondary education directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, which provides nursing education to students enrolled at five campuses in Ohio, and, beginning in April 2020, to students enrolled at a campus in Indianapolis, Indiana, to serve the needs of the nursing and healthcare communities. In April 2021, HCN will begin offering classes at a new campus in Akron, Ohio. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES. In March 2020, in response to the novel coronavirus COVID-19 global pandemic, HCN shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN later fully reopened its campuses, using smaller in person classes with screening, social distancing, and masking requirements. There can be no assurance that HCN will not need to further limit campus interactions or close its campuses in response to the COVID-19 pandemic or as a result of local regulations.

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
Cash and cash equivalents. The Company considers all short-term highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits with financial institutions, money market funds invested in securities backed by the U.S. government, and U.S. Treasury bills. Cash and cash equivalents are Level 1 assets in the fair value reporting hierarchy.
Restricted cash. Cash and cash equivalents include funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2020 was $1.3 million and $1.2 million, respectively.
Accounts receivable. The Company accounts for receivables in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification Subtopic 310, or ASC 310, Receivables. Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments at any time or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or tuition assistance programs that remit payments directly to the subsidiary. HCN also offers an extended payment plan option.
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
TA is billed by branch of service on a course-by-course basis when a student starts a course, whereas Title IV programs are billed based on the courses included in a student’s term. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days.
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
    Leases. The Company accounts for lease arrangements in accordance with FASB ASC 842, Leases. The Company determines if there is a lease at inception. Operating lease assets are right-of-use, or ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheets as of December 31, 2019 and 2020. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments and excludes lease incentives. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

•carry forward of historical lease classification;

•short-term lease accounting policy election allowing lessees to not recognize ROU assets and lease liabilities for leases with a term of 12 months or less; and

•not to separate lease and non-lease components for office space and campus leases.

Investments. The Company accounts for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments - Equity Method and Joint Ventures and FASB ASC 321, Investments - Equity Securities. The Company applies ASC 323, Investments - Equity Method and Joint Ventures to investments when it has the ability to exercise significant influence but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as equity investment loss. Investments that do not meet the equity method requirements are accounted for under ASC 321, Investments - Equity Securities, with changes in the fair value of the investment reported in the Consolidated Statements of Income as equity investment loss.

    The Company periodically evaluates its equity method investment for indicators of other-than-temporary impairments. Factors the Company considers when evaluating for other-than-temporary impairments include the duration and severity of the impairment, the reasons for the decline in value, including the impact of COVID-19, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity investment loss, and the equity investment balance is reduced to its fair value accordingly.
    In each reporting period, the Company evaluates its cost method investments for observable prices changes. Factors the Company may consider when evaluating an observable price may include significant changes in the regulatory, economic or technological environment, changes in the general market condition, bona fide offers to purchase or sell similar investments, and other criteria, including the impact of the COVID-19 pandemic.
    Management must exercise significant judgment in evaluating the potential impairment of its equity investments.
    The Company’s investments are presented on a one-line basis as “Investments” in the accompanying Consolidated Balance Sheets. Additional information regarding the Company’s investments is located in “Note 6. Investments” below, in these Consolidated Financial Statements.

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and in 2018 adopted Accounting Standards Update, or ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company annually assesses goodwill for impairment on October 31st, or more frequently if events and circumstances indicate that goodwill might be impaired. In connection with the Company’s November 1, 2013 acquisition of HCN, the Company recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the new assets acquired and the fair value assigned to identified intangible assets. The Company also recorded $3.7 million of indefinite-lived intangible assets as part of the HCN acquisition.

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

During the year ended December 31, 2019, the Company used an independent valuation firm to complete interim assessments of goodwill after qualitative analysis indicated that goodwill at HCN might be impaired. The valuations performed during the first and third quarters of 2019, determined that the fair value was less than the carrying value. As a result, the Company recorded pretax, non-cash impairment charges of $7.3 million at HCN during the year ended December 31, 2019.

The Company evaluated events and circumstances related to the valuation of goodwill through the year ended December 31, 2020 and determined there were no indicators of impairment at HCN. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. The Company completed its annual assessment of goodwill as of October 31, 2020 and concluded that HCN’s fair value was more than the carrying value. This annual assessment concluded that the fair value of HCN exceeded the carrying value by approximately $13.7 million, or 37.1%.

Indefinite-lived intangible assets are tested at least annually for impairment by comparing the fair value of the asset to the carrying value. The 2019 and 2020 interim and annual testing concluded that the indefinite-lived assets were not impaired.

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

Deferred revenue and student deposits. Deferred revenue and student deposits at December 31, 2019 and 2020 was $17.4 million and $22.1 million, respectively. Deferred revenue includes payments that have been received from students for courses or terms that are still in process and student deposits represent cash received from students prior to the commencement of a course or term and are refundable to the student in the event the student withdrawals before the start of the course or term. Student deposits at December 31, 2019 and 2020 were $7.8 million and $8.4 million, respectively.
Revenue recognition. The Company adopted FASB ASC 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. For periods prior to January 1, 2018, the Company recognized revenue in accordance with the previous accounting standard, ASC 605, Revenue Recognition. Under ASC 606, revenue is recognized when evidence of a contract exists, delivery has occurred or as instructional services are delivered, the price is determinable, and collectability is reasonably assured. Revenue from fees is recognized as information or services are delivered to students, assuming all other revenue recognition criteria are met. For additional information regarding the Company’s adoption of ASC 606 and revenue recognition refer to “Note 4. Revenue” below in these Consolidated Financial Statements.

The Company provides scholarships and grants and technology fee grants to certain students to assist them financially and promote their registration. Scholarship assistance and technology fee grants of $26.7 million, $26.1 million, and $45.6 million were provided for the years ended December 31, 2018, 2019 and 2020, respectively, and are included as a reduction to revenue in the accompanying Consolidated Statements of Income.
Advertising costs. Advertising costs are expensed as incurred during the year pursuant to FASB ASC 720-35. Advertising expenses for the years ended December 31, 2018, 2019 and 2020 were $37.4 million, $40.9 million, and $51.3 million, respectively, and are included in selling and promotional expenses in the accompanying Consolidated Statements of Income.
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
Under ASC 740, the Company is required to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined more likely than not to not be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. An uncertain tax position is reversed if it no longer meets the more likely than not threshold of being sustained. There were no material uncertain tax positions as of December 31, 2018, 2019 or 2020. The Company has not recorded any material interest or penalties during any of the years presented.
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
    Stock-based compensation cost is recognized as expense generally over a three-year vesting period using the straight-line method for employees and the graded-vesting method for members of the Board of Directors. It is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of APEI’s common stock. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity for the same maturity as the estimated life of the option quoted on an investment basis in effect at the time of grant for that business day.

Judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, or PSUs, the level of performance that will be achieved and the number of shares that will be earned. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on the Company’s consolidated financial statements. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under ASC 718. For additional information regarding stock-based compensation, refer to “Note 11. Stockholders’ Equity” in these Consolidated Financial Statements.

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
    In June 2016, FASB, issued ASU No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments with certain amendments made to the standard in November 2018 through ASU No. 2018-9, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The new guidance revises the accounting requirements related to the measurement of credit losses and requires entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard effective January 1, 2020 using the modified retrospective approach. The adoption of this standard did not have a material impact on its Consolidated Financial Statements.

    In August 2018, FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or software licenses. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this amendment. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard effective January 1, 2020 using the prospective approach. The adoption of this standard did not have a material impact on its Consolidated Financial Statements.

Note 3. Acquisition Activity

On October 28, 2020, the Company entered into a definitive agreement to acquire Rasmussen University, a nursing- and health sciences-focused institution serving over 18,000 students at its 24 campuses across six states and online, which the Company refers to as the Rasmussen Acquisition. Pursuant to the terms of a Membership Purchase Agreement, or the Rasmussen Agreement, the Company agreed to purchase from FAH Education, LLC, all of the units of membership interests in Rasmussen LLC, Rasmussen University’s parent company, for $300 million in cash and $29 million in shares of a new series of non-voting preferred stock of the Company to be issued at the closing of the Rasmussen Acquisition (or, at the Company’s election, up to an additional $29 million in cash in lieu thereof), subject to customary adjustments, including for net working capital, cash and debt of the acquired companies. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions that include, among others, regulatory review by ED, approval by the Higher Learning Commission, and approval by or notices to other regulatory and accrediting bodies.

In connection with entering into the Rasmussen Agreement, on October 28, 2020, the Company entered into a senior secured credit facilities commitment letter or the Commitment Letter with Macquarie Capital (USA) Inc., or Macquarie Capital, and Macquarie Capital Funding LLC, or Macquarie Lender, pursuant to which Macquarie Lender committed to provide (i) a senior secured term loan facility in the aggregate principal amount of $175 million, or the Term Facility and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million (together with the Term Facility, the Facilities). Macquarie Capital will act as lead arranger and bookrunner with respect to the Facilities. The Company currently expects to pay up to $175 million of the cash consideration for the Rasmussen Acquisition with proceeds from the Facilities.

Note 4. Revenue

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

    Instructional services. Instructional services revenue includes tuition, technology, and laboratory fees. The Company generally recognizes revenue ratably as instructional services are provided over the period or term, which is, for APUS, either an eight- or sixteen-week period, and for HCN, a quarterly term. Tuition is charged by course or term, technology fees are charged to APUS students on a per course basis, and technology and laboratory fees are charged to HCN students on a per term basis, when applicable. Generally, instructional services are billed when a course or term begins and paid within thirty days of the bill date.

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

    Other fees. Other fees revenue represents one-time, non-refundable fees such as application, enrollment, transcript, and other miscellaneous fees. Generally, other fees revenue is recognized when the fee is charged to the student, which coincides with the completion of the specific performance obligation to the student.

    APUS provides an APUS funded tuition grant to support students who are U.S. Military active-duty service members, National Guard members, reservists, military spouses and dependents, and, until January 2020, veterans, as well as a grant to cover the technology fee for students using TA. APUS and HCN also provide grants and scholarships to certain students to assist them financially with their educational goals.

    The statement of retained earnings at January 1, 2018 was adjusted by $278,000 to reflect the after tax impact of the adoption of ASC 606, related to the recognition of graduation fee revenue at APUS. There were no adjustments to any other revenue type as a result of the adoption of ASC 606.

For the year ended December 31, 2020, there were no material adverse impacts to revenue, deferred revenue, or accounts receivable due to the COVID-19 pandemic.

Disaggregation of Revenue
    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended December 31, 2018
	(In thousands)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$258,253	$32,468	$—	$290,721
Graduation fees	1,069	—	—	1,069
Textbook and other course materials	—	4,678	—	4,678
Other fees	740	479	—	1,219
Total Revenue	$260,062	$37,625	$—	$297,687

	Year Ended December 31, 2019
	(In thousands)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$254,961	$25,369	$(108)	$280,222
Graduation fees	1,138	—	—	1,138
Textbook and other course materials	—	3,650	—	3,650
Other fees	800	460	—	1,260
Total Revenue	$256,899	$29,479	$(108)	$286,270

	Year Ended December 31, 2020
	(In thousands)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$283,656	$30,346	$(72)	$313,930
Graduation fees	1,336	—	—	1,336
Textbook and other course materials	—	5,197	—	5,197
Other fees	774	548	—	1,322
Total Revenue	$285,766	$36,091	$(72)	$321,785

Effective January 1, 2019, the APEI Segment began charging the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of December 31, 2020.
    The Company recognizes a contract liability, or deferred revenue, when a student begins an online course, in the case of APUS, or starts a term, in the case of HCN, and revenue is recognized as described earlier in this footnote. Deferred revenue at December 31, 2019 was $17.4 million and includes $9.6 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $7.8 million in consideration received in advance for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2020 was $22.1 million and includes $13.7 million in future revenue that has not yet been earned for courses and terms that are in progress as well as $8.4 million in student deposits.

    The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with students that have an expected duration of one year or less.

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
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS does not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student leaves the payment plan program upon graduation or exit of the program. Interest earned for the years ended December 31, 2019, and 2020, was approximately $15,000 and $17,000, respectively. There was no interest earned for the year ended December 31, 2018.
Refund Policies
The Company provides a stated period of time during which students may withdraw from a course for APUS, or a term for HCN, without further financial obligation resulting in a refund liability. The refund policy for each subsidiary is as follows:
American Public University System

APUS’s tuition revenue varies from period to period based on the number of students enrolled, the number of net course registrations, the volume of undergraduate versus graduate registrations, and student payor source. Students may remit tuition payments through the online registration process at any time or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or TA, which remits payments directly to APUS. If one of the various other payment options is confirmed as secured, the student is allowed to start the course. These other payment options can delay the receipt of payment up until the course starts or longer, resulting in the recording of an account receivable at the beginning of each session. Tuition revenue that has not yet been earned by APUS is presented as deferred revenue in the accompanying Consolidated Balance Sheets.

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
Hondros College of Nursing
HCN’s tuition revenue varies from period to period based on the number of students enrolled and the programs in which they are enrolled. Students may remit tuition payments at any time, or they may elect various payment options that can delay receipt of payment up until the term starts or longer. These other payment options include payments by sponsors, financial aid, and alternative loans. Beginning July 1, 2018, HCN began offering its students an extended payment plan option designed to assist students with educational costs consisting of tuition, textbooks, and fees. The extended payment plan option is only available after all other student financial assistance has been applied to those costs. The payment plan requires monthly payments while the student is enrolled in a program and extends for a period up to six months after the last day of attendance or graduation. To the extent interest is applied, it is generally fixed and does not accrue until the student departs the program or graduates. The extended payment plan option does not impose any origination fees. Borrowers are advised about the terms of the loans and counseled to use all federal funding options. In addition, beginning January 1, 2020, HCN began offering an institutional grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources. HCN awarded approximately $0.2 million of institutional grants during the year ended December 31, 2020.

Generally, financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the second week of the term. Tuition revenue that has not yet been earned by HCN is presented as deferred revenue in the accompanying Consolidated Balance Sheets.
    HCN’s refund policy for Ohio campuses complies with the rules of the Ohio State Board of Career Colleges and Schools and is applicable to each term. For a course with an on-campus or other in-person component, the date of withdrawal is determined by a student’s last attended day of clinical offering, laboratory session, or lecture. For an online course, the date of withdrawal is determined by a student’s last submitted assignment in the course. HCN uses the following refund policies:

HCN’s refund policy for students at its Ohio campuses is as follows:

Quarterly Term

Withdrawal Date	Tuition Refund Percentage
Before first full calendar week of the quarter	100%
During first full calendar week of the quarter	75%
During second full calendar week of the quarter	50%
During third full calendar week of the quarter	25%
During fourth full week of the quarter	No Refund

HCN’s refund policy for students at its Indianapolis campus is as follows:

Withdrawal Date	Tuition Refund Percentage
Before first calendar week of quarter	100%
During first full calendar week of the quarter	90%
During third full calendar week of the quarter	75%
During sixth full calendar week of the quarter	50%
During ninth full calendar week of the quarter	25%
After the ninth week of the quarter	No Refund

If a student withdraws during the term, HCN calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.

Refund Liability
APUS uses the portfolio approach and applies the expected value method to determine if a refund liability exists. This requires management judgment and the use of estimates and historical data to assess the likelihood and magnitude of a revenue reversal due to a refund liability. Due to the short duration of the courses, and the refund policy described above, any uncertainty regarding a student’s withdrawal is resolved in a short time period. Based on measurement and analysis, the Company determined that a significant reversal in the cumulative amount of revenue recognized is not expected. The Company includes this estimate in the transaction price. At December 31, 2019 and 2020, there was approximately $9,000 and $28,800, respectively, of refund liabilities for APUS included in deferred revenue. APUS updates the measurement of the refund liability at the end of each reporting period for changes in expectations, and if the reversal becomes significant, recognizes corresponding adjustments to revenue.

Because each HCN term coincides with the Company’s fiscal quarter period, there is no refund liability as of December 31, 2019 and December 31, 2020.

Note 5. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful Life	2019	2020
		(in thousands)
Land	—	$9,244	$9,019
Building and building improvements	15 - 39 years	54,592	53,309
Leasehold improvements	up to 15 years	1,536	1,569
Office equipment	5 years	911	587
Computer equipment	3 years	22,090	20,227
Furniture and fixtures	7 years	9,035	8,447
Other capital assets	5 years	128	150
Software development	5 years	87,774	89,320
Program development	3 years	13,103	13,370
		198,413	195,998
Accumulated depreciation and amortization		119,918	127,564
		$78,495	$68,434
    The Company disposed of long-lived assets resulting in a loss of $0.9 million, $0.6 million, and $0.9 million during the years ended December 31, 2018, 2019, and 2020, respectively. The disposals and losses were primarily related to assets no longer in use. The losses on long-lived assets are included as loss on disposals of long-lived assets in these Consolidated Financial Statements.

For the year ended December 31, 2020, the Company’s APEI Segment sold certain excess real property located in Charles Town, West Virginia, for a net sales price of $0.8 million, resulting in a loss on disposals of long-lived assets of $0.4 million. The loss was included in loss on disposals of long-lived assets in these Consolidated Financial Statements.

    During the years ended December 31, 2018, 2019, and 2020, the Company recorded depreciation expense of $16.9 million, $15.3 million and $13.0 million, respectively. In addition, the Company recorded amortization expense related to other assets of $0.6 million and $0.3 million, during the years ended December 31, 2018 and 2019, respectively. There was no amortization expense during the year ended December 31, 2020 due to assets being fully amortized.

Note 6. Investments

    On September 30, 2012, the Company made a $6.8 million investment in preferred stock, treated as in-substance common stock, of NWHW Holdings, Inc., or NWHW Holdings, a holding company that operates an information technology training company, New Horizons Worldwide, Inc., or New Horizons, representing approximately 20% of the fully diluted equity of NWHW Holdings. The Company initially accounted for its investment in New Horizons under ASC 323, Investments - Equity Method and Joint Ventures. Therefore, the Company recorded the investment at cost and recognized its share of earnings or losses in the investee in the periods for which they were reported with a corresponding adjustment in the carrying amount of the investment. During the first quarter of 2019, the Company determined that it no longer qualified to account for its investment in NWHW Holdings under ASC 323 because the Company is unable to exercise significant influence over operating and financial policies of NWHW Holdings; therefore, the Company elected to account for the investment under ASC 321, Equity Investments. Under ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. Earnings or losses that were previously recorded remain as part of the carrying amount of the investment. The carrying value of the investment was approximately $5.2 million, as of December 31, 2019 and 2020, respectively.
On February 20, 2013, the Company made a $4.0 million investment in preferred stock of Fidelis Education, Inc., or Fidelis Education, representing approximately 22% of its fully diluted equity. On February 1, 2016, the Company made an additional $950,000 investment in preferred stock increasing its investment in Fidelis Education to approximately 23% of its fully diluted equity. Fidelis Education offers a learning relationship management platform that improves education advising and career mentoring services offered to students as they pursue college degrees. In connection with the investment, the Company is entitled to certain rights, including the right to representation on the Board of Directors of Fidelis Education. The Company accounts for its investment in Fidelis Education under ASC 323, Investments - Equity Method and Joint Ventures. Therefore, the Company recorded the investment at cost and recognizes its share of earnings or losses in the investee in the periods for which they are reported with a corresponding adjustment in the carrying amount of the investment. Under ASC 323, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. Earnings or losses that were previously recorded remain as part of the carrying amount of the investment. The carrying value of the investment is approximately $1.1 million, as of December 31, 2019 and 2020.

    On April 2, 2014, the Company made a $1.5 million investment in preferred stock of Second Avenue Software, Inc., or Second Avenue Software, representing approximately 26% of its fully diluted equity. Second Avenue Software is a game-based education software company that develops software on a proprietary and “work-for-hire” basis. The Company initially accounted for its investment in Second Avenue Software under ASC 323, Investments - Equity Method and Joint Ventures. Therefore, the Company recorded the investment at cost and recognized its share of earnings or losses in the investee in the periods for which they were reported with a corresponding adjustment in the carrying amount of the investment. During the first quarter of 2019, the Company determined that it no longer qualified to account for its investment in Second Avenue Software under ASC 323 because the Company is no longer able to exercise significant influence over operating and financial policies of Second Avenue Software; therefore, the Company has elected to account for the investment under ASC 321, Equity Investments. Under ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The carrying value of the investment is approximately $0.8 million as of December 31, 2019 and 2020.

    On December 21, 2015, the Company made a $3.5 million investment in preferred stock of RallyPoint, an online social network for members of the military, representing approximately 14% of its fully diluted equity. The Company accounts for its investment in RallyPoint using ASC 321, Investments - Equity Securities. On October 24, 2017, the Company made an additional $0.3 million investment in preferred stock of Rally Point. Subsequent to the additional investment, the Company’s fully diluted ownership was unchanged. Under ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The carrying value of the investment was approximately $3.3 million as of December 31, 2019 and 2020.
The Company evaluated its equity method investment for impairment as of December 31, 2019 and 2020, including a review of any impacts related to the COVID-19 pandemic, and determined the investment was not impaired. During the year ended December 31, 2018, the Company recorded an impairment charge of approximately $0.1 million on its equity method investment.

The Company evaluated its cost method investments for impairment as of December 31, 2019 and 2020, including a review of any impacts related to the COVID-19 pandemic, and determined none of the investments were impaired. During the year ended December 31, 2018, the Company recorded impairment charges of approximately $0.5 million on its cost method investments.

The aggregate carrying amount of the Company’s investments accounted for under ASC 321, Investments - Equity Securities, presented on its Consolidated Balance Sheets on a one-line basis as “Investments”, was approximately $9.4 million as of December 31, 2019 and 2020.

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

    The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and in 2018 adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company annually assesses goodwill for impairment on October 31st, or more frequently if events and circumstances, including a review of any impacts related to the COVID-19 pandemic, indicate that goodwill might be impaired. Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

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

As of December 31, 2019 and 2020, all identified intangible assets with a useful life were fully amortized.

    During the year ended December 31, 2019, as a result of circumstances that included HCN’s continued underperformance against revised 2019 internal targets and overall 2019 financial performance, the Company completed interim goodwill impairment tests during the first and third quarters. The implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $26.6 million, or $7.3 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charges of $7.3 million to reduce the carrying value of its goodwill in the HCN Segment during 2019. There was no impairment of goodwill or the intangible assets during the year ended December 31, 2020.

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

    The goodwill impairment charges recorded in 2019 eliminated the difference between the fair value of goodwill and the carrying value of goodwill.

    As of October 31, 2019 and 2020, the Company completed its annual assessment of goodwill and concluded that HCN’s fair value was more than the carrying value; consequently, there was no impairment. The Company’s October 31, 2020 annual assessment concluded that the fair value of HCN exceeded the carrying value by approximately $13.7 million, or 37.1%.

    Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2019 and 2020 are as follows (in thousands):

	APEI Segment	HCN Segment	Total Goodwill

Goodwill as of December 31, 2018	$—	$33,899	$33,899
Impairment	—	(7,336)	(7,336)
Goodwill as of December 31, 2019	$—	$26,563	$26,563
Impairment	—	—	—
Goodwill as of December 31, 2020	$—	$26,563	$26,563

Intangible assets, included in Other Assets on the Consolidated Balance Sheets in these Consolidated Financial Statements, consist of the following as of December 31, 2019 and 2020 (in thousands):

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

Finite-lived intangible assets were amortized in a manner that reflects the estimated economic benefit of the intangible assets. Curricula and non-compete agreements were amortized on a straight-line basis. Student contracts and relationships were amortized using an accelerated method.
    Determining the fair value of HCN requires judgment and the use of significant estimates and assumptions, including fluctuations in enrollments, revenue growth rates, EBITDA margins, discount rates, and future market conditions, among others. Given the current competitive and regulatory environment, the impact of COVID-19, and the uncertainties regarding the related impact on HCN’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

Note 8. Leases
    The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. This standard requires entities to recognize most operating leases on their balance sheets as right-of-use assets, or ROU assets, with a corresponding lease liability, in addition to disclosing certain key information about leasing arrangements. The adoption of this standard resulted in the recognition of operating lease ROU assets and corresponding lease liabilities of approximately $12.1 million on the Consolidated Balance Sheet as of January 1, 2019. There was no impact to the Company’s net income or liquidity as a result of the adoption of this ASU.

Operating lease assets are ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheets as of December 31, 2019 and 2020. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments and excludes lease incentives.

    Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the years ended December 31, 2019 and 2020 was approximately $2.6 million and $2.9 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the years ended December 31, 2019 and 2020 was $2.8 million and $2.9 million, respectively, and is included in operating cash flows.

    The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2020 (dollars in thousands):

Maturity of Lease Liabilities	Lease Payments
2021	2,791
2022	2,465
2023	1,709
2024	928
2025	498
2026 and beyond	1,742
Total future minimum lease payments	$10,133
Less imputed interest	(1,286)
Present value of operating lease liabilities	$8,847

Balance Sheet Classification
Operating lease liabilities, current	$2,392
Operating lease liabilities, long-term	6,455
Total operating lease liabilities	$8,847

Other Information
Weighted average remaining lease term (in years)	4.91
Weighted average discount rate	5.1%

The APEI Segment leases corporate and administrative office space in Maryland and Virginia under operating leases that expire through May 2022. Lease expense related to the APEI Segment’s operating leases was $0.5 million in each of the years ended December 31, 2019 and 2020, respectively. HCN leases administrative office space in suburban Columbus, Ohio, and leases six campuses located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo, Ohio, and a campus in Indianapolis, Indiana, under operating leases that expire through June 2029. Lease expenses related to the HCN Segment’s operating leases were $2.1 million, and $2.4 million for the years ended December 31, 2019 and 2020, respectively. A majority of the leases require the payment of taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises.

In December 2020 HCN entered into a lease agreement for a new campus location in Akron, Ohio. The lease term begins in April 2021 for an 87 month period expiring in June 2028, with four additional optional five year renewal terms. The total value of the minimum rental payments for the initial term of the lease is approximately $2.5 million.

Note 9. Income Taxes
The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020

Current income tax expense:
Federal	$8,034	$5,803	$5,685
State	2,170	1,425	2,146
	10,204	7,228	7,831
Deferred tax expense:
Federal	(776)	(1,766)	(608)
State	(141)	(275)	(203)
	(917)	(2,041)	(811)
Income Tax Expense	$9,287	$5,187	$7,020
    The tax effects of principal temporary differences are as follows (in thousands):

	As of December 31,
	2019	2020

Deferred tax assets
Operating lease liability	$2,912	$2,187
Allowance for doubtful accounts	1,528	1,487
Restricted stock	1,232	1,573
Accrued vacation and severance	660	695
Investment	304	564
Other	232	596
Stock option compensation expense	1	63
Total gross deferred tax assets	6,869	7,165
Valuation allowance	—	(536)
Total net deferred tax assets	6,869	6,629
Deferred tax liabilities
Income tax deductible capitalized software development costs	(3,330)	(2,468)
Operating lease asset	(2,882)	(2,161)
Property and equipment	(1,670)	(1,867)
Prepaid expenses	(1,607)	(1,294)
Goodwill and intangibles	(771)	(1,419)
Total deferred tax liabilities	(10,260)	(9,209)
Deferred tax liabilities, net	$(3,391)	$(2,580)
Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to the application of state apportionment laws, permanent tax differences, and other temporary differences (in thousands):

	Year Ended December 31,
	2018		2019		2020
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$7,320	21.00%	$3,192	21.00%	$5,427	21.00%
State taxes, net	1,575	4.51%	852	5.60%	1,156	4.48%
Permanent differences	433	1.24%	244	1.61%	491	1.90%
Equity-based compensation benefits	(126)	(0.36)%	371	2.44%	(305)	(1.18)%
Post-employment benefits	—	—%	345	2.27%	(67)	(0.26)%
Uncertain tax position	154	0.44%	93	0.61%	49	0.19%
Valuation allowance	—	—%	213	1.40%	287	1.11%
Other	(69)	(0.19)%	(123)	(0.80)%	(18)	(0.07)%
	$9,287	26.64%	$5,187	34.13%	$7,020	27.17%
    Permanent differences in the table above are mainly attributable to executive and stock compensation, minority investment losses including other-than-temporary impairment charges, nondeductible meals and entertainment expenses, and non-deductible employer contributions to the American Public Education, Inc. Employee Stock Purchase Plan.
    There were no material uncertain tax positions as of December 31, 2018, 2019, or 2020. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.
The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For U.S. federal and state tax purposes, tax years 2017-2019 remain open to examination.

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
The Company made discretionary contributions to the plan of $3.7 million, $3.7 million, and $4.2 million for the years ended December 31, 2018, 2019, and 2020, respectively.
In November 2007, the Company adopted the American Public Education, Inc. Employee Stock Purchase Plan, or the ESPP, which was implemented effective July 1, 2008 with quarterly enrollment periods. Eligible participants may only enter the plan and establish their withholdings at the start of an enrollment period. Participating employees may withdraw from the plan and end payroll deductions at any time up to five days before the share purchase date and funds will be returned to them. Under the ESPP, participating employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually or the value of the common stock purchased per participant cannot exceed $25,000. There were initially 100,000 shares of common stock available for purchase by participating employees under the ESPP. On June 13, 2014, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by 100,000 shares, extend the term of the ESPP to March 7, 2024, and make other administrative changes. On May 15, 2020, the Company’s stockholders further amended the ESPP to increase the number of shares of the Company’s common stock available for issuance under the plan by an additional 100,000 shares and extend the term of the ESPP to May 15, 2030. Shares purchased in the open market for issuance to employees pursuant to the plan for the years ended December 31, 2018, 2019, and 2020 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2018	1,931	$42.15	$35.83	$12,209
June 30, 2018	1,661	$43.15	$36.68	$10,751
September 30, 2018	2,779	$32.17	$27.34	$13,410
December 31, 2018	2,475	$28.46	$24.19	$10,566
Total/Weighted Average	8,846	$35.37	$30.07	$46,936
March 31, 2019	2,905	$30.74	$26.13	$13,395
June 30, 2019	2,465	$29.35	$24.94	$10,873
September 30, 2019	4,511	$22.34	$18.99	$15,116
December 31, 2019	3,339	$27.39	$23.28	$13,723
Total/Weighted Average	13,220	$26.77	$22.75	$53,107
March 31, 2020	3,922	$23.93	$20.34	$14,078
June 30, 2020	2,737	$29.60	$25.16	$12,152
September 30, 2020	4,015	$28.19	$23.96	$16,977
December 31, 2020	3,550	$30.48	$25.91	$16,231
Total/Weighted Average	14,224	$27.86	$23.68	$59,438

Note 11. Stockholders’ Equity
Stock Incentive Plans
    The American Public Education, Inc. 2017 Omnibus Incentive Plan, or 2017 Incentive Plan, became effective on May 12, 2017, or the Effective Date. Upon effectiveness of the 2017 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan. The 2017 Incentive Plan allows the Company to grant up to 1,675,000 shares, as well as shares of the Company’s common stock that were available for issuance under the 2011 Incentive Plan as of the Effective Date. In addition, the number of shares of common stock available under the 2017 Incentive Plan was increased from time to time by the number of shares subject to outstanding awards granted under the 2011 Incentive Plan that terminate by expiration, forfeiture, cancellation or otherwise without issuance of such shares following the Effective Date. On May 15, 2020, the Company’s stockholders approved an amendment to the 2017 Incentive Plan to increase the number of shares available for issuance thereunder by 1,425,000 and to extend the term of the 2017 Plan to May 15, 2030, as well as to clarify limitations on repricing. Grants under the 2017 Incentive Plan generally vest over a period of three years and the Company recognizes compensation expense over that period. The 2017 Incentive Plan includes a provision that allows individuals who have reached certain service and retirement eligibility criteria on the date of grant an accelerated service period of one year. The Company recognizes compensation expense for these individuals over the accelerated period. As of December 31, 2020, all shares subject to outstanding awards are under the 2017 Incentive Plan.

Restricted Stock and Restricted Stock Unit Awards

    The fair value of the Company’s restricted stock and restricted stock unit awards is calculated based on the closing price of the Company’s stock on the date of grant. The estimated fair value of these awards is recognized as stock-based compensation expense and is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates.

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2017	461,262	$20.91
Shares granted	302,781	27.00
Vested shares	(222,069)	21.33
Shares forfeited	(51,632)	22.94
Non vested, December 31, 2018	490,342	$24.23
The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2018	490,342	$24.23
Shares granted	333,635	29.48
Vested shares	(255,918)	22.98
Shares forfeited	(21,119)	26.86
Non vested, December 31, 2019	546,940	$27.81

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2019	546,940	$27.81
Shares granted	396,976	24.94
Vested shares	(307,937)	26.95
Shares forfeited	(109,179)	26.56
Non vested, December 31, 2020	526,800	$26.43
There were 35,688, 37,738, and 48,434 shares of restricted stock or restricted stock units excluded in the computation of diluted net income per common share for the years ended December 31, 2018, 2019, and 2020, respectively.
At December 31, 2020, total unrecognized compensation expense in the amount of $8.7 million relates to non-vested restricted stock, restricted stock units, and stock options, which will be recognized over a weighted average period of 1.8 years.
As a result of termination of employment, the Company accepted the following common shares for forfeiture: 48,814 shares for $1,118,842 in 2018, 17,825 shares for $488,974 in 2019, and 73,808 shares for $1,855,784 in 2020.
Option Awards
The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the Company’s common stock. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity for the same maturity as the estimated life of the option, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not necessarily indicative of the reasonableness of the original estimates of fair value made under FASB ASC Topic 718. Prior to 2012, the Company issued a mix of stock options and restricted stock, but ceased issuing options until 2019. Options currently outstanding vest ratably over a period of three years and expire in ten years from the date of grant.
The table below sets forth stock option activity for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
(in thousands)
Outstanding, December 31, 2017	109,616	$37.52
Options granted	—	—
Awards exercised	—	—
Options forfeited	(109,616)	37.52
Outstanding, December 31, 2018	—	$—		$—
Exercisable, December 31, 2018	—	$—		$—

The table below sets forth stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
(in thousands)
Outstanding, December 31, 2018	—	$—
Options granted	43,134	23.77	10
Awards exercised	—	—
Options forfeited	—	—
Outstanding, December 31, 2019	43,134	$23.77	9.73	$156
Exercisable, December 31, 2019	—	$—		$—
The table below sets forth stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2019	43,134	$23.77	9.73	$156
Options granted	17,370	33.11	10	$—
Awards exercised	—	—
Options forfeited	—	—
Outstanding, December 31, 2020	60,504	$26.45	8.96	$264
Exercisable, December 31, 2020	14,378	$23.77	8.73	$88
The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	Year Ended December 31,
	2018	2019	2020
Expected volatility	—%	47.37%	48.74%
Expected dividends	—%	—%	—%
Expected term, in years	0	10	10
Risk-free interest rate	—%	1.74%	0.68%
Weighted-average fair value of options granted during the year	$—	$13.91	$18.99
There were no anti-dilutive stock options excluded from the calculation of diluted net income per common share for the year ended December 31, 2018. For the years ended December 31, 2019, and 2020, there were 43,134, and 60,504 anti-dilutive stock options excluded from the calculation of diluted net income per share, respectively.
Stock-Based Compensation Expense
For the years ended December 31, 2018, 2019, and 2020, the Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2019	2020
	(In thousands)
Instructional costs and services	$1,610	$1,570	$1,535
Selling and promotional	512	766	1,007
General and administrative	5,058	3,624	4,533
Total stock-based compensation expense	$7,180	$5,960	$7,075
The Company recognized income tax benefits of $1.9 million, $2.0 million, and $1.9 million from vested restricted stock and restricted stock units for the years ended December 31, 2018, 2019, and 2020, respectively.
Repurchase
During the year ended December 31, 2018, the Company did not repurchase shares of the Company’s common stock, par value $0.01 per share, other than shares deemed to have been repurchased to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock grants. During the year ended December 31, 2019, the Company repurchased 1,416,304 shares of the Company’s common stock, par value $0.01 per share. The chart and footnotes below provide the detail as to the Company’s repurchases during the period.

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

During the year ended December 31, 2020, the Company repurchased 547,563 shares of the Company’s common stock, par value $0.01 per share. The chart and footnotes below provide the detail as to the Company’s repurchases during the period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1, 2020	—	$—	—	—	$22,004,700
January 1, 2020 – January 31, 2020	198,300	27.10	198,300	284,723	16,630,770
February 1, 2020 – February 29, 2020	179,263	24.51	179,263	284,723	12,237,034
March 1, 2020 – March 31, 2020	170,000	22.59	170,000	284,723	8,396,734
April 1, 2020 – April 30, 2020	—	—	—	284,723	8,396,734
May 1, 2020 – May 31, 2020	—	—	—	299,843	8,396,734
June 1, 2020 – June 30, 2020	—	—	—	312,816	8,396,734
July 1, 2020 – July 31, 2020	—	—	—	317,924	8,396,734
August 1, 2020 – August 31, 2020	—	—	—	331,841	8,396,734
September 1, 2020 – September 30, 2020	—	—	—	331,841	8,396,734
October 1, 2020 – October 31, 2020	—	—	—	331,841	8,396,734
November 1, 2020 – November 30, 2020	—	—	—	331,841	8,396,734
December 1, 2020 – December 31, 2020	—	—	—	331,841	8,396,734
Total	547,563	$24.85	547,563	331,841	$8,396,734

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

(2)On May 2, 2019, the Company’s Board of Directors authorized the repurchase of up to $35.0 million of the Company’s shares of common stock, and on December 5, 2019, the Board approved an additional authorization of up to $25.0 million of shares. Subject to market conditions, applicable legal requirements, and other factors, the repurchases may be made from time to time in the open market or in privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors the Company deem appropriate. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. The Company has no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to the Company’s repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

(3)During the years ended December 31, 2018, 2019, and 2020, the Company was deemed to have repurchased 66,088, 83,214, and 78,847 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by our Board of Directors as described in footnotes 1 and 2 of this table.

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

Note 13. Concentration
    APUS students utilize various payment sources and programs to finance their education expenses, including funds from: Department of Defense, or DoD, tuition assistance programs, or TA, education benefit programs administered by the U.S. Department of Veteran’s Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to TA, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s operations. As of December 31, 2020 approximately 61% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
    A summary of APEI Segment revenue derived from students by primary funding source for the years ended December 31, 2018, 2019, and 2020 is as follows:

	Year Ended December 31,
	2018	2019	2020
DoD tuition assistance programs	37%	39%	43%
VA education benefits	23%	23%	22%
Title IV programs	26%	25%	21%
Cash and other sources	14%	13%	14%

    A summary of HCN Segment revenue derived from students by primary funding source for the years ended December 31, 2018, 2019, and 2020 is as follows:

	Year Ended December 31,
	2018	2019	2020
Title IV programs	82%	80%	82%
Cash and other sources	16%	18%	16%
VA education benefits	2%	2%	2%
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

A summary of financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Revenue
American Public Education Segment	$260,062	$256,899	$285,766
Hondros College of Nursing Segment	37,625	29,479	36,091
Intersegment elimination	—	(108)	(72)
Total Revenue	$297,687	$286,270	$321,785
Depreciation and Amortization
American Public Education Segment	$16,175	$14,659	$12,364
Hondros College of Nursing Segment	1,326	937	620
Total Depreciation and Amortization	$17,501	$15,596	$12,984
Income (loss) from operations before interest income and income taxes
American Public Education Segment	$28,561	$23,522	$24,034
Hondros College of Nursing Segment	3,965	(10,768)	722
Intersegment elimination	—	2	1
Total income from operations before interest income and income taxes	$32,526	$12,756	$24,757
Interest Income, Net
American Public Education Segment	$2,867	$3,866	$1,075
Hondros College of Nursing Segment	48	42	17
Total Interest Income, Net	$2,915	$3,908	$1,092
Income Tax Expense (Benefit)
American Public Education Segment	$8,267	$7,754	$6,827
Hondros College of Nursing Segment	1,020	(2,567)	193
Total Income Tax Expense	$9,287	$5,187	$7,020
Capital Expenditures
American Public Education Segment	$8,793	$6,479	$4,724
Hondros College of Nursing Segment	637	776	202
Total Capital Expenditures	$9,430	$7,255	$4,926

Effective January 1, 2019, the APEI Segment began charging the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
	2019	2020
Assets
American Public Education Segment	$305,896	$322,544
Hondros College of Nursing Segment	49,001	48,474
Total Assets	$354,897	$371,018

Note 15. Subsequent Events
On March 1, 2021, we completed an underwritten public offering of 3,680,000 shares of our common stock at a price to the public of $25.00 per share for estimate aggregate net proceeds of $86.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2019
Revenue	$73,441	$70,560	$67,888	$74,381
Income (loss) from operations before income taxes	2,435	6,813	(1,894)	9,310
Net income (loss)	1,011	4,921	(1,638)	5,719
Net income (loss) per common share:
Basic	$0.06	$0.30	$(0.10)	$0.37
Diluted	$0.06	$0.30	$(0.10)	$0.37
2020
Revenue	$74,616	$82,127	$79,133	$85,909
Income from operations before income taxes	3,395	9,220	3,429	9,805
Net income	2,420	6,689	2,642	7,071
Net income per common share:
Basic	$0.16	$0.45	$0.18	$0.48
Diluted	$0.16	$0.45	$0.18	$0.47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures were effective.
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

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Beginning in March 2020, in response to the COVID-19 pandemic, we implemented our business continuity plan and transitioned to a remote workforce at APEI and APUS and moved to a blended work model at HCN. Although the impacts of the COVID-19 pandemic have not resulted in any changes in our internal control that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, we are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on its assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Deloitte & Touche LLP, who audited and reported on the Consolidated Financial Statements of the Company included in this Annual Report, have also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in its report that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Public Education, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 9, 2021, expressed an unqualified opinion on those financial statements.
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
March 9, 2021

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

Additional Information
The additional information regarding directors, executive officers, and corporate governance required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2020 with respect to our 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2020 with respect to our 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2020 with respect to our 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2020 with respect to our 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2020 with respect to our 2021 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of documents filed as part of this Annual Report:
(i)The required financial statements are included in Item 8 of Part II of this Annual Report.
(ii)The required financial statement schedules are included in Item 8 of Part II of this Annual Report.

(iii)See the Index to Exhibits included in this Annual Report and incorporated herein by reference.

(b)See the Index to Exhibits included in this Annual Report and incorporated herein by reference.

(c)See Schedule II: Valuation and Qualifying Accounts included in this Annual Report and incorporated herein by reference.

Other schedules are omitted because they are not required.

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

2.1	Membership Interest Purchase Agreement dated October 28, 2020, by and among American Public Education Inc., FAH Education, LLC, Rasmussen, LLC, and Rasmussen College, LLC (14)
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fourth Amended and Restated Bylaws of the Company (7)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
4.2	Description of Securities (11)
10.1+	American Public Education, Inc. 2017 Omnibus Incentive Plan (8)
10.2+	Amendment Number One to the American Public Education, Inc. 2017 Omnibus Incentive Plan (12)
10.3+	American Public Education, Inc. Executive Severance Plan (8)
10.4+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.5+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (4)
10.6+	Amendment Number Two to the American Public Education, Inc. Employee Stock Purchase Plan (12)
10.7+	APUS Non-Qualified Plan (6)
10.8+	Form of Indemnification Agreement with directors and executive officers (2)
10.9+	Executive Employment Agreement, dated August 21, 2019, by and between American Public Education, Inc. and Angela Selden (10)
10.10+	Amendment to Executive Employment Agreement, dated September 23, 2020, by and between American Public Education, Inc. and Angela Selden (13)
10.11+	Amended and Restated Employment Agreement, dated August 21, 2019, by and among American Public University System, Inc., American Public Education, Inc. and Wallace E. Boston, Jr. (10)
10.12+	Amendment to Amended and Restated Employment Agreement dated June 30, 2020, by and among American Public University System, Inc., American Public Education, Inc., and Wallace E. Boston Jr. (14)
10.13+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (3)
10.14+	Employment Agreement dated May 3, 2018, by and among American Public Education, Inc., American Public University System, Inc. and Patrik Dyberg (9)
10.15+	Executive Employment Agreement, dated June 29, 2020 by and among American Public University System, Inc., American Public Education, Inc. and Wade T. Dyke (13)
10.16	Commitment Letter, dated October 28, 2020, by and among American Public Education, Inc., Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC. (15)
10.17*	D2L Master Terms and Conditions Agreement, dated as of October 31, 2019 by and between American Public University System, Inc. and D2L Ltd (filed herewith)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.
(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 10, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on December 15, 2016.
(8)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 15, 2017.
(9)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-33810), filed with the Commission on August 8, 2018.
(10)	Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K (File No. 001-33810), filed with the Commission on August 22, 2019.
(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2019 (File No. 001-33810), filed with the Commission on March 11, 2020.
(12)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 18, 2020.
(13)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-33810), filed with the Commission on November 09, 2020.
(14)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-33810), filed with the Commission on August 10, 2020.
(15)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on October 29, 2020.

AMERICAN PUBLIC EDUCATION, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2020:
American Public Education Segment	$2,240	$1,276	$(1,320)	$2,196
Hondros College of Nursing Segment	3,934	2,526	(2,673)	3,787
Allowance for receivables	$6,174	$3,802	$(3,993)	$5,983
Year ended December 31, 2019:
American Public Education Segment	$2,669	$2,004	$(2,433)	$2,240
Hondros College of Nursing Segment	3,979	2,174	(2,219)	3,934
Allowance for receivables	$6,648	$4,178	$(4,652)	$6,174
Year ended December 31, 2018:
American Public Education Segment	$3,253	$1,937	$(2,521)	$2,669
Hondros College of Nursing Segment	3,023	2,634	(1,678)	3,979
Allowance for receivables	$6,276	$4,571	$(4,199)	$6,648

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	March 9, 2021	By:	/s/ Angela Selden
		Name:	Angela Selden
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Angela Selden	March 9, 2021	President, Chief Executive Officer and Director
Angela Selden		(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr., CPA	March 9, 2021	Executive Vice President and
Richard W. Sunderland, Jr., CPA		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	March 9, 2021	Chairperson of the Board of Directors
Eric C. Andersen

*	March 9, 2021	Director
Barbara G. Fast

*	March 9, 2021	Director
Granetta B. Blevins

*	March 9, 2021	Director
Jean C. Halle

*	March 9, 2021	Director
Dr. Barbara Kurshan

*	March 9, 2021	Director
Timothy J. Landon

*	March 9, 2021	Director
William G. Robinson, Jr.

*	March 9, 2021	Director
Daniel Pianko

* Richard W. Sunderland, Jr., by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ Richard W. Sunderland, Jr.
Richard W. Sunderland, Jr.

Attorney in Fact