Form 10-Q
period 2021-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2021-05-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of May 7, 2021 was 18,671,101.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31, 2021	As of December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$320,816	$227,686
Accounts receivable, net of allowance of $6,611 in 2021 and $5,983 in 2020	13,442	17,652
Prepaid expenses	9,298	6,472
Total current assets	343,556	251,810
Property and equipment, net	67,136	68,434
Operating lease assets, net	9,873	8,743
Investments	10,490	10,495
Goodwill	26,563	26,563
Other assets, net	5,581	4,973
Total assets	$463,199	$371,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,681	$3,757
Accrued compensation and benefits	12,271	15,660
Accrued liabilities	10,614	10,967
Deferred revenue and student deposits	21,676	22,104
Income tax payable	1,083	178
Operating lease liabilities, current	2,165	2,392
Total current liabilities	50,490	55,058
Operating lease liabilities, long-term	7,839	6,455
Deferred income taxes	4,226	2,580
Total liabilities	62,555	64,093

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 18,671 issued and outstanding in 2021; 14,809 issued and outstanding in 2020	187	148
Additional paid-in capital	281,170	195,597
Retained earnings	119,287	111,180
Total stockholders’ equity	400,644	306,925
Total liabilities and stockholders’ equity	$463,199	$371,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenue	$88,541	$74,616
Costs and expenses:
Instructional costs and services	32,319	29,230
Selling and promotional	19,402	18,186
General and administrative	23,524	21,003
Loss on disposals of long-lived assets	8	166
Depreciation and amortization	2,651	3,338
Total costs and expenses	77,904	71,923
Income from operations before interest income and income taxes	10,637	2,693
Interest income, net	114	702
Income before income taxes	10,751	3,395
Income tax expense	2,639	974
Equity investment loss	(5)	(1)
Net income	$8,107	$2,420

Net income per common share:
Basic	$0.50	$0.16
Diluted	$0.49	$0.16
Weighted average number of common shares:
Basic	16,211	15,024
Diluted	16,422	15,116

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2019	15,178	$152	$190,620	$105,961	$296,733
Issuance of common stock under employee benefit plans	224	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(73)	(1)	(1,945)	—	(1,946)
Stock-based compensation	—	—	1,750	—	1,750
Repurchased and retired shares of common stock	(548)	(5)	—	(13,603)	(13,608)
Net income	—	—	—	2,420	2,420
Balance as of March 31, 2020	14,781	$148	$190,423	$94,778	$285,349

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2020	14,809	$148	$195,597	$111,180	$306,925
Issuance of common stock in public offering	3,680	37	86,168	—	86,205
Issuance of common stock under employee benefit plans	272	3	(3)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(90)	(1)	(2,772)	—	(2,773)
Stock-based compensation	—	—	2,180	—	2,180
Net income	—	—	—	8,107	8,107
Balance as of March 31, 2021	18,671	$187	$281,170	$119,287	$400,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Operating activities
Net income	$8,107	$2,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,651	3,338
Stock-based compensation	2,180	1,750
Equity investment loss	5	1
Deferred income taxes	1,646	1,878
Loss on disposals of long-lived assets	8	166
Other	3	6
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	4,210	4,828
Prepaid expenses	(2,989)	(2,639)
Income tax receivable/payable	905	(923)
Operating leases, net	27	45
Other assets	228	(497)
Accounts payable	(779)	1,460
Accrued compensation and benefits	(3,389)	(2,737)
Accrued liabilities	(1,159)	(122)
Deferred revenue and student deposits	(428)	2,548
Net cash provided by operating activities	11,226	11,522
Investing activities
Capital expenditures	(1,528)	(1,869)
Net cash used in investing activities	(1,528)	(1,869)
Financing activities
Cash paid for repurchase of common stock	(2,773)	(15,554)
Cash received from issuance of common stock	86,205	—
Net cash provided by (used in) financing activities	83,432	(15,554)
Net increase (decrease) in cash, cash equivalents, and restricted cash	93,130	(5,901)
Cash, cash equivalents, and restricted cash at beginning of period	227,686	202,740
Cash, cash equivalents, and restricted cash at end of period	$320,816	$196,839

Supplemental disclosure of cash flow information
Income taxes paid	$62	$21

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 93,800 students through two subsidiary institutions:

•American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students enrolled at six campuses in Ohio, including a campus in Akron that opened in April 2021, and a campus in Indianapolis, Indiana, to serve the needs of the nursing and healthcare communities. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES. In March 2020, in response to the novel coronavirus COVID-19 global pandemic, HCN shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN later fully reopened its campuses, using smaller in person classes with screening, social distancing, and masking requirements, while continuing to offer courses in a virtual setting for those that prefer remote course learning. There can be no assurance that HCN will not need to again further limit campus interactions or close its campuses in response to the COVID-19 pandemic or as a result of local regulations.

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

Principles of Consolidation

The accompanying unaudited interim Consolidated Financial Statements include the accounts of APEI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, or the Annual Report.

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

Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. The Company is required to maintain and restrict these funds pursuant to the terms of the applicable institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 was $1.0 million and $1.2 million, respectively.

Investments

The Company periodically evaluates its equity method investment for indicators of an other-than-temporary impairment. Factors the Company considers when evaluating for an other-than-temporary impairment include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity investment income (loss), and the equity investment balance is reduced to its fair value.
For each reporting period, the Company evaluates its cost method investments for observable price changes. Factors the Company may consider when evaluating an observable price may include significant changes in the regulatory, economic or technological environment, changes in the general market condition, bona fide offers to purchase or sell similar investments, and other criteria.
Management must exercise significant judgment in evaluating the potential impairment of its equity and cost method investments.
The Company evaluated its equity method and cost method investments for impairment as of March 31, 2021, including a review of any impacts related to the COVID-19 pandemic, and determined none of the investments were impaired.
Goodwill and Indefinite-lived Intangible Assets

During the three months ended March 31, 2021 and 2020, the Company evaluated events and circumstances related to the valuation of goodwill through March 31, 2021 and 2020, respectively, to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. These evaluations concluded there were no indicators of impairment during the period, and consequently, there was no impairment of goodwill or intangible assets during the three months ended March 31, 2021 and 2020.
For additional information on goodwill and intangible assets, see the Company’s Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Annual Report.

Stock-based Compensation

Stock-based payments may include incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing. Stock-based compensation cost is recognized as expense, generally over a three-year vesting period, using the straight-line method for employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions, including assumptions with respect to expected stock price volatility and the risk-free interest rate.

Judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, or PSUs, the level of performance that will be achieved and the number of shares that will be earned. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on the Company’s Consolidated Financial Statements. Estimates are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Instructional costs and services	$466	$478
Selling and promotional	309	258
General and administrative	1,405	1,014
Stock-based compensation expense in operating income	$2,180	$1,750

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2021 and 2020, the Management Development and Compensation Committee of the Company’s Board of Directors approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant, and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s current year annual incentive-based compensation plans of approximately $1.2 million during the three month period ended March 31, 2021, compared to an aggregate expense of $1.3 million during the three month period ended March 31, 2020.

Common Stock

On March 1, 2021, we completed an underwritten public offering of 3,680,000 shares of our common stock at a price to the public of $25.00 per share for net proceeds of approximately $86.2 million, after deducting underwriting discounts and commissions and other offering expenses.

Income Taxes

The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates, or ASUs, issued by the Financial Accounting Standards Board, or FASB. All ASUs issued subsequent to the filing of the Annual Report on March 9, 2021 were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Acquisition Activity

On October 28, 2020, the Company entered into a definitive agreement to acquire Rasmussen University, a nursing- and health sciences-focused institution serving over 18,000 students at its 24 campuses across six states and online, which the Company refers to as the Rasmussen Acquisition. Pursuant to the terms of a Membership Purchase Agreement, or the Rasmussen Agreement, the Company agreed to purchase from FAH Education, LLC, all of the units of membership interests in Rasmussen LLC, Rasmussen University’s parent company, for $300 million in cash and $29 million in shares of a new series of non-voting preferred stock of the Company to be issued at the closing of the Rasmussen Acquisition (or, at the Company’s election, up to an additional $29 million in cash in lieu thereof), subject to customary adjustments, including for net working capital, cash and debt of the acquired companies. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions that include, among others, regulatory review by ED, approval by HLC, and approval by or notices to other regulatory and accrediting bodies.

In connection with entering into the Rasmussen Agreement, on October 28, 2020, the Company entered into a senior secured credit facilities commitment letter or the Commitment Letter, with Macquarie Capital (USA) Inc., or Macquarie Capital, and Macquarie Capital Funding LLC, or Macquarie Lender. Pursuant to the terms of the Commitment Letter, Macquarie Lender committed to provide (i) a senior secured term loan facility in the aggregate principal amount of $175 million, or the Term Facility and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million (together with the Term Facility, the Facilities). On January 26, 2021, the Company entered into a joinder agreement pursuant to which Macquarie assigned a portion of the commitments to Truist Bank and Truist Securities, Inc., or together, Truist. Macquarie Capital and Truist will act as lead arrangers and bookrunners with respect to the Facilities.

In April 2021, Macquarie Capital informed the Company that it had successfully syndicated the Facilities and allocated expected commitments from lenders to be funded in connection with the closing of the Facilities, or the Closing, subject to the execution of final documentation. The Facilities are expected to bear interest at a per annum rate equal to LIBOR (subject to a floor of 0.75%) plus an applicable margin of 5.50%. In addition, the Company expects that it will pay to the lenders (i) holding commitments in respect of the Term Facility, and (ii) an upfront fee at Closing equal to 2.0% of the stated principal amount of the Term Facility. The terms of the Facilities are not final and are subject to entering into final documentation at Closing.

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended March 31, 2021
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$76,831	$9,365	$(13)	$86,183
Graduation fees	373	—	—	373
Textbook and other course materials	—	1,631	—	1,631
Other fees	218	136	—	354
Total Revenue	$77,422	$11,132	$(13)	$88,541

	Three Months Ended March 31, 2020
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$66,556	$6,101	$(17)	$72,640
Graduation fees	326	—	—	326
Textbook and other course materials	—	1,029	—	1,029
Other fees	212	409	—	621
Total Revenue	$67,094	$7,539	$(17)	$74,616

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of March 31, 2021 and December 31, 2020.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of HCN. Deferred revenue at March 31, 2021 was $21.7 million and includes $9.0 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $12.7 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2020 was $22.1 million and includes $13.7 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.4 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with students that have an expected duration of one year or less.
When the Company begins performing its obligations, a contract receivable is created, resulting in accounts receivable on the Company’s Consolidated Balance Sheets. The Company accounts for receivables in accordance with FASB Accounting Standards Codification 310, Receivables, or ASC 310. The Company uses the portfolio approach, a practical expedient, to evaluate if a contract exists and to assess collectability at the time of contract inception based on historical experience. Contracts are subsequently reviewed for collectability if significant events or circumstances indicate a change.
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS does not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student graduates or otherwise exits the program. Interest income earned on open receivables during the three months ended March 31, 2021 and 2020 was approximately $3,000 and $4,000, respectively.
For the three months ended March 31, 2021, there were no material adverse impacts to revenue, deferred revenue, or accounts receivable due to the COVID-19 pandemic.

Note 5. Leases

    The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The APEI Segment leases corporate and administrative office space in Maryland and Virginia under operating leases that expire through May 2022. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases campuses located in the suburban areas of Akron, Cincinnati, Cleveland, Columbus, Dayton, and Toledo, Ohio and Indianapolis, Indiana under operating leases that expire through June 2029.

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

    Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three month periods ended March 31, 2021 and 2020 was $0.8 million and $0.7 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during each of the three month periods ended March 31, 2021 and 2020 was $0.7 million and is included in operating cash flows.

    The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2021 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Lease Payments
2021 (remaining)	$1,901
2022	2,815
2023	2,059
2024	1,282
2025	852
2026	852
2027 and beyond	1,778
Total future minimum lease payments	11,539
Less imputed interest	(1,535)
Present value of operating lease liabilities	$10,004

Balance Sheet Classification (Unaudited)
Operating lease liabilities, current	$2,165
Operating lease liabilities, long-term	7,839
Total operating lease liabilities	$10,004

Other Information (Unaudited)
Weighted average remaining lease term (in years)	5.25
Weighted average discount rate	5.0%

Note 6. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of restricted stock and option awards. The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted net income per common share (in thousands).

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Basic weighted average shares outstanding	16,211	15,024
Effect of dilutive restricted stock and options	211	92
Diluted weighted average shares outstanding	16,422	15,116

The table below reflects a summary of securities that could potentially dilute basic net income per common share in future periods that were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Antidilutive securities:
Stock Options	17,840	43,134
Restricted Shares	3,233	127,632
Total antidilutive securities	21,073	170,766

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

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenue:
American Public Education Segment	$77,422	$67,094
Hondros College of Nursing Segment	11,132	7,539
Intersegment elimination	(13)	(17)
Total Revenue	$88,541	$74,616
Depreciation and amortization:
American Public Education Segment	$2,503	$3,194
Hondros College of Nursing Segment	148	144
Total Depreciation and amortization	$2,651	$3,338
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$9,854	$3,577
Hondros College of Nursing Segment	783	(885)
Intersegment elimination	—	1
Total income from operations before interest income and income taxes	$10,637	$2,693
Interest income, net:
American Public Education Segment	$112	$690
Hondros College of Nursing Segment	2	12
Total Interest income, net	$114	$702
Income tax expense (benefit):
American Public Education Segment	$2,434	$1,215
Hondros College of Nursing Segment	205	(241)
Total Income tax expense	$2,639	$974
Capital expenditures:
American Public Education Segment	$971	$1,745
Hondros College of Nursing Segment	557	124
Total Capital expenditures	$1,528	$1,869

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.
A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Assets:
American Public Education Segment	$410,845	$322,544
Hondros College of Nursing Segment	52,354	48,474
Total Assets	$463,199	$371,018

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

     From time to time, the Company is involved in legal matters in the normal course of its business.

Note 9. Concentration

    APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs, or TA, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA; and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to TA, VA education benefits, Title IV programs, and other payment sources could have a significant impact on the Company’s operations. As of March 31, 2021, approximately 62% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
     A summary of APEI Segment revenue derived from students by primary funding source for the three month periods ended March 31, 2021 and 2020 is included in the table below (unaudited):

	Three Months Ended March 31,
	2021	2020
DoD tuition assistance programs	45%	41%
VA education benefits	21%	23%
Title IV programs	20%	23%
Cash and other sources	14%	13%
    A summary of HCN Segment revenue derived from students by primary funding source for the three month periods ended March 31, 2021 and 2020 is included in the table below (unaudited):

	Three Months Ended March 31,
	2021	2020
Title IV programs	81%	81%
Cash and other sources	18%	17%
VA education benefits	1%	2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or Quarterly Report, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or “APEI,” and its subsidiary institutions collectively unless the context indicates otherwise. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our Annual Report.

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

•actions by the Department of Defense, or DoD, or branches of the United States Armed Forces, including actions related to the disruption and suspension of DoD tuition assistance programs;
•our expectations regarding the effects of and our response to the COVID-19 pandemic, including impacts on business operations and our financial results and our ability to comply with regulations related to emergency relief and the possible reduction in demand for online education or nursing education as the pandemic abates;
•our proposed acquisition of Rasmussen University and the financing thereof;
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

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Risks and uncertainties involved in forward-looking statements include, among others:

•the loss of our ability to receive funds under DoD tuition assistance programs or the reduction, elimination, or suspension of tuition assistance;
•the effects, duration and severity of the ongoing COVID-19 pandemic and the actions we have taken or may take in response, particularly at Hondros College of Nursing and as a result of working remotely, and any adverse effects on demand for online education or nursing education as impacts of the pandemic abate;
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
◦our inability to complete the acquisition on the anticipated timeline, or at all;
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

Overview

Background

    We are a provider of online and on-campus postsecondary education to approximately 93,800 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The pandemic did not materially impact our results of operations during the three month period ended March 31, 2021. However, the duration and intensity of the outbreak, and therefore any future impact, remains uncertain. In March 2020, we implemented our business continuity plan and employees transitioned to a remote workforce at APEI and American Public University System, Inc., or APUS, and Hondros College of Nursing, or HCN, shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN later fully reopened its campuses, using smaller in person classes with screening, social distancing and masking requirements while continuing to offer courses in a virtual setting for those that prefer remote course learning. In addition, in October 2020, HCN began temporarily expanding certain campuses through short-term leases of additional space to be used as lab space in order to accommodate student demand in compliance with COVID-related public health measures that effectively limit the number of students in each lab class. Ongoing and future impacts of the COVID-19 pandemic may cause additional disruption of educational services provided to our students, cause a disruption in revenue, lead to increased absenteeism in our workforce, increase costs for HCN to continue to deliver courses in person and online, be considered a triggering event to evaluate the value of HCN goodwill, lead to an impairment of APEI investments, impact the recoverability of receivables, and lead to an increase in bad debt expense and cohort default rates, among other impacts. In addition, we believe demand for our online education programs will moderate and could decrease and demand for our nursing education programs could also moderate or decrease as the pandemic abates. For more information on the potential risks related to COVID-19, please refer to our Annual Report and to the section entitled “Risk Factors” in this Quarterly Report.

    Our wholly-owned operating subsidiary institutions include the following:

•American Public University System, Inc. provides online postsecondary education to approximately 91,500 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 130 degree programs and 112 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include traditional academics, such as business administration, health science, technology, criminal justice, education and liberal arts, as well as public service-focused fields of study such as national security, military studies, intelligence, and homeland security. APUS has institutional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry governing organizations. A comprehensive evaluation by HLC for reaffirmation of accreditation is due for the 2020-2021 academic year, and a related site visit occurred in April 2021. The preliminary report is expected in May 2021.

APUS relies on the ability of the Armed Forces to process service members’ participation in TA programs, and from time to time changes to processes have impacted the ability of service members’ to participate in the TA programs. The Army previously announced that it would transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, that soldiers could use to request TA. On February 12, 2021, after February enrollments for APUS were principally determined, the Army deactivated GoArmyEd and announced that access to online TA requests would be suspended until the launch of ArmyIgnitED on March 8, 2021. During the suspension, soldiers, Army education counselors, and education institutions such as APUS did not have access to the portal and soldiers could not apply for TA. APUS had prepared for this anticipated suspension by focusing more on outreach to soldiers prior to the suspension and took the suspension into account when considering anticipated results of operations for the quarter ended March 31, 2021. On March 8, 2021, the Army launched and then due to technical difficulties immediately suspended ArmyIgnitED. The Army announced on March 18, 2021 that TA-eligible soldiers could register for courses beginning on or after March 8, 2021 and then retroactively apply for TA for those courses once the TA system was online in ArmyIgnitED. The Army later modified that guidance, first by announcing that courses beginning on or after April 23, 2021 would not be eligible for retroactive TA, and then by rescinding that announcement by reinstating retroactive TA eligibility for those courses. While soldiers can continue to directly register for courses with the expectation that they can retroactively apply for TA, on May 2, 2021, the Army announced that in order to test functionality, ArmyIgnitED would undergo a limited user test for certain units and bases for a two-week period ending on May 19, 2021. However, there is no assurance when the new portal will be fully operational, or that if operational it will work correctly or efficiently or will not have other impacts on soldiers’ ability to participate in the TA programs or receive funds under those programs. While the transition did not adversely affect revenue for the quarter ended March 31, 2021, Army enrollments at APUS subsequent to March 31, 2021 have been adversely impacted by this transition. We expect the continued disruption to Army TA and resulting decreases in Army registrations to have an adverse impact on revenue for the quarter ending June 30, 2021, which could worsen if the Army again announces that soldiers will not be able to retroactively seek TA.

For information on potential risks associated with APUS, please refer to the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

•National Education Seminars, Inc., which we refer to as Hondros College of Nursing, provides nursing education to approximately 2,300 students at six campuses in Ohio, including a campus in Akron that opened in April 2021, and a campus in Indianapolis, Indiana, to serve the needs of local nursing and healthcare communities, addressing the persistent supply-demand gap of nurses that is evident nation-wide. In addition to Akron, HCN’s Ohio campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo.

HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES, and HCN’s Ohio locations and programs are approved by the Ohio State Board of Career Colleges and Schools. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses. HCN’s Ohio Diploma in Practical Nursing, or PN, and Associate Degree in Nursing, or ADN, Programs are approved by the Ohio Board of Nursing, or OBN, and the PN Program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA. HCN is authorized to offer instruction in Indiana by the Indiana Board for Proprietary Education/Indiana Commission for Higher Education. The Indiana State Board of Nursing granted initial accreditation and authorized the admission of the first cohort of students. NLN CNEA granted HCN accreditation at its Indianapolis campus effective January 13, 2021.

For information on potential risks associated with HCN, please refer to the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

Acquisition of Rasmussen University

On October 28, 2020, we entered into a definitive agreement to acquire Rasmussen University, a nursing- and health sciences-focused institution serving over 18,000 students at its 24 campuses across six states and online, which we refer to as the Rasmussen Acquisition. Pursuant to the terms of a Membership Interest Purchase Agreement, or the Rasmussen Agreement, we agreed to purchase from FAH Education, LLC all of the units of membership interests in Rasmussen LLC, Rasmussen University’s parent company, for $300 million in cash and $29 million in shares of a new series of non-voting preferred stock to be issued at the closing of the Rasmussen Acquisition (or, at our election, up to an additional $29 million in cash in lieu thereof), subject to customary adjustments, including for net working capital, cash and debt of the acquired companies. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions that include, among others, regulatory review by ED, approval by HLC, and approval by or notices to other regulatory and accrediting bodies. We intend to rely on the availability of financing under a commitment letter for debt financing to fund a portion of the cash consideration for the Rasmussen Acquisition. For more information on this financing, see “– Liquidity and Capital Resources – Liquidity – Acquisition of Rasmussen University” below.
For more information on the Rasmussen Acquisition, please refer to our Annual Report, “Note 3. Acquisition Activity” included in the Consolidated Financial Statements in this Quarterly Report, and the sections entitled “– Regulatory and Legislative Activity – Rasmussen Acquisition Regulatory Review” below.
Regulatory and Legislative Activity

On April 7, 2020, the Department of Veterans Affairs, or VA, announced that, effective April 1, 2021, it would no longer count the use of Veteran Readiness & Employment, or VR&E, benefits against the 48-month cap on veterans education benefits programs imposed when veterans use more than one benefit program. As a result, veterans who use VR&E benefits prior to using another veterans education benefits program, such as the Montgomery GI Bill, or the GI Bill, and the Post-9/11 GI Bill, can still use up to 48 total months of the other veterans education benefits programs.

In March 2021, ED announced a revised approach for determining relief for borrowers who successfully assert borrower relief claims. Under this new approach, a borrower will receive full loan relief when evidence shows that the institution engaged in certain misconduct. This policy rescinds the prior administration’s formula that generally granted only partial loan relief for borrower defense claims. ED also announced changes to the process for borrowers to seek loan relief due to total or permanent disability. Specifically, ED has eliminated requirements that borrowers with total or permanent disability prove that they continue to have sufficiently low-incomes for three years following their loan discharge.

COVID-19 Pandemic

In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in response to COVID-19 and its related effects. Due to the COVID-19 pandemic, many higher education institutions shifted to distance learning as campuses shut down as a result of the public health emergency. The CARES Act includes provisions designed to provide relief to higher education institutions in connection with the pandemic, including by creating the Higher Education Emergency Relief Fund, or HEERF, which includes $12.6 billion in funding for higher education institutions. The CARES Act authorized ED to allocate HEERF funding based on a statutory formula that accounts for the relative share of full-time students who are Pell Grant recipients and that excludes students who were enrolled exclusively in distance education courses prior to the COVID-19 emergency from the calculation. Wholly online institutions such as APUS were therefore not eligible to receive an allocation of funding under the CARES Act HEERF. The CARES Act requires recipient institutions to use at least 50% of their HEERF funds to provide emergency grants to students for expenses related to the disruption of campus operations due to COVID-19. The CARES Act also permits institutions to use up to 50% of their HEERF funds to cover any costs associated with significant changes to the delivery of instruction due to COVID-19, with certain exceptions. By June 30, 2020, HCN distributed its entire allocation of $3.1 million in CARES Act HEERF funds to eligible students.

    In addition, as a result of the CARES Act and subsequent administrative actions, ED implemented a temporary freeze on payments and interest accruals for federal student loans. This administrative forbearance period began on March 20, 2020 and will run until at least September 30, 2021.

In December 2020, Congress passed a law that includes the Coronavirus Response and Relief Supplemental Appropriations Act, or the CRRSAA, which contains several education-related provisions. The CRRSAA appropriates an additional $22.7 billion for the HEERF, or CRRSAA HEERF, to be distributed to higher education institutions. The CRRSAA HEERF allocation formula differs from the CARES Act HEERF formula in several ways, including new allocations for institutions based on the number of students enrolled exclusively in distance education. Under this formula, ED allocated approximately $600,000 for APUS and $2.0 million for HCN, and both APUS and HCN have accepted their allocations. As of March 31, 2021, HCN had received and distributed its entire allocation of $2.0 million in CRRSAA HEERF funds to eligible students. In April 2021, ED approved APUS’s application for its $600,000 allocation, which APUS anticipates receiving and distributing to eligible students in the second quarter of 2021.

In March 2021, Congress passed the American Rescue Plan Act of 2021, or the ARPA, which includes an additional $40 billion for HEERF, or HEERF III. ARPA incorporates CRRSAA’s restrictions regarding allowable uses of HEERF funds.

ARPA’s HEERF III allocation formula decreases the amount of funds allocated to for-profit institutions. ED has not yet announced ARPA HEERF III allocations for APUS and HCN.

ARPA also includes a provision that amends the provision of the HEA that, as a condition of participation in the Title IV programs, prohibits a for-profit institution from deriving more than 90% of its revenue (as computed by ED) on a cash accounting basis (except for certain institutional loans) from Title IV programs for any fiscal year. For more information on the so-called 90/10 Rule, please refer to our Annual Report. ARPA modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”. ARPA provides that the amendment applies to institutional fiscal years beginning on or after January 1, 2023. In addition, ARPA provides that the amendment is subject to the HEA’s master calendar requirements and negotiated rulemaking and that such negotiated rulemaking shall commence no earlier than October 1, 2021. An ED final rule to implement the ARPA provision is not expected to go into effect until July 1, 2023 at the earliest. ARPA does not define “federal education assistance funds.” We expect such definition to be developed as part of the required negotiated rulemaking and anticipate that ED would seek to include TA and VA education benefits in the scope of the definition. At this time we cannot predict the impact of the ARPA 90/10 Rule on our business, including because we cannot predict how ED will implement the ARPA 90/10 Rule provision. We also cannot predict the likelihood that Congress will pass additional legislation to modify the 90/10 Rule further with respect to relevant sources of funds or other aspects of the calculation. For example, other recent congressional proposals have focused on decreasing the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on our financial condition and results of operation.

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

The postsecondary education regulatory landscape is complex and continues to evolve, and the foregoing discussion does not address all of the laws and regulations that may materially affect our business, financial condition, and results of operations. Additional information on the regulation of our business, including certain regulatory developments in 2021 that occurred prior to the filing of our Annual Report, is available in “Business – Regulatory Environment” in Item 1 of Part I of our Annual Report. We cannot predict the extent to which the aforementioned regulatory activity or any other potential regulatory or legislative activity, including as a result of COVID-19 or the 2020 U.S. federal elections, may impact us or our institutions, nor can we predict the possible associated burdens and costs. Additional information regarding the potential risks associated with the regulation of postsecondary education and our business is available in the sections entitled “Risk Factors” in our Annual Report and this Quarterly Report.

Rasmussen Acquisition Regulatory Review

The Rasmussen Acquisition will be required to be reported to, and in some cases approved by, various education regulatory bodies. An institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. ED does not provide pre-closing approval, but at the request of the parties, ED will conduct a “pre-acquisition review” of a proposed change. In this case, the parties intend to request that ED conduct an “abbreviated pre-acquisition review.” Upon completion of an abbreviated pre-acquisition review, ED will inform Rasmussen University whether it will be required to post a letter of credit in connection with its continued participation in Title IV programs after closing. As required, we intend to timely notify ED about the occurrence of the change in ownership of Rasmussen University and submit an application for approval to participate in Title IV programs after the closing of the transaction.
We will also notify state agencies, accreditors, boards of nursing, and other relevant regulators of this change in ownership as required. In some instances, these bodies will require prior approval before the change in ownership can be completed. For example, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. The parties submitted an application to HLC for pre-closing approval of the change in ownership, and HLC conducted focused site visits related to the application in February and March 2021. We expect HLC to consider this matter at its June 2021 meeting. Additionally, some regulators will require approval after the change in ownership in order to continue proper licensure, accreditation, approval, or authorization.
Compliance Reviews

In order to participate in TA, institutions must agree to participate in DoD’s Voluntary Education Institutional Compliance Program, or ICP. An institution that through the ICP is found noncompliant with DoD requirements and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA. In February 2020, DoD informed APUS that it was one of 250 institutions selected for ICP review in 2020. Upon request, in May 2020, APUS submitted a self-assessment in connection with the ICP. On November 30, 2020, DoD issued a report finding that APUS did not clearly articulate certain policies or clearly make certain disclosures. As required, APUS submitted its corrective action plan and related evidentiary support and in April 2021, APUS was informed that the review had been completed and no further actions are required.

Reportable Segments

    Our operations are organized into two reportable segments:
•American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments; and

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three months ended March 31, 2021, our consolidated revenue increased to $88.5 million from $74.6 million, or by 18.7%, compared to the prior year period. Our operating margins increased to 12.0% from 3.6% for the three months ended March 31, 2021, compared to the prior year period. Net income increased to $8.1 million from $2.4 million, an increase of $5.7 million compared to the prior year period.
For the three months ended March 31, 2021, APEI Segment revenue increased to $77.4 million from $67.1 million, or by 15.4%, compared to the prior year period. Net course registrations at APUS for the three months ended March 31, 2021 increased to approximately 92,900 from approximately 84,800, or approximately 9.6%, compared to the prior year period. The percentage increase in revenue exceeded the percentage increase in registrations as compared to the prior year due to the January 1, 2020 tuition and technology fee increases for non-active duty military students. Because students can register as much as five months in advance of a course start, the quarter ended March 31, 2020 includes registrations made before the effective date of the tuition and technology fee increases. APEI Segment operating margins increased to 12.7% from 5.3% for the three months ended March 31, 2021, compared to the prior year period.

The increase in net course registrations was primarily due to an increase in military-related registrations from students utilizing TA at APUS which have a lower revenue per net course registration than other funding sources. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three months ended March 31, 2021, HCN Segment revenue increased to $11.1 million from $7.5 million, or by 47.7%, compared to the prior year period. Total enrollment at HCN for the three months ended March 31, 2021 increased to approximately 2,300 from approximately 1,600, or approximately 45.1%, as compared to the prior year period. New student enrollment at HCN for the three months ended March 31, 2021 increased to 644 from 444, or approximately 45.0%, as compared to the prior year period. HCN Segment operating margins increased to 7.0% from negative 11.7% for the three months ended March 31, 2021, compared to the prior year period.

We believe that the increase in new student enrollment at HCN was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

Critical Accounting Policies and Use of Estimates

    For information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

COVID-19 did not materially adversely impact our results of operations during the three months ended March 31, 2021. However, the duration and intensity of the outbreak, and therefore any future impact, is uncertain. While not yet material, ongoing and future impacts may cause additional disruption of educational services provided to students, increase costs for HCN to continue to deliver courses in person and online, and could be considered a triggering event to evaluate the value of HCN goodwill, impairment of investments, and recoverability of receivables. Beginning in the first quarter of 2020, we experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to earn reduced interest income on our invested funds. In addition, as the pandemic abates, we believe demand for our online education programs will moderate and could decrease, and demand for our nursing education programs could also moderate or decrease.

    We believe that the increase in enrollment at HCN for the three months ended March 31, 2021 as compared to the prior year period is due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant. We cannot predict whether our initiatives and efforts will continue to be successful over the long term and cannot guarantee continued enrollment and revenue growth in our HCN Segment. The success of these efforts could also be adversely affected by future impacts of the COVID-19 pandemic or a moderation of or decrease in the demand for nursing education as the pandemic abates. For more information on the impacts of COVID-19 on the Company and the potential risks related to COVID-19, please refer to “Overview” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

Our consolidated results for the three months ended March 31, 2021 and 2020 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)

Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	36.5	39.2
Selling and promotional	21.9	24.4
General and administrative	26.6	28.1
Loss on disposals of long-lived assets	—	0.2
Depreciation and amortization	3.0	4.5
Total costs and expenses	88.0	96.4

Income from operations before interest income and income taxes	12.0	3.6
Interest income, net	0.1	0.9

Income from operations before income taxes	12.1	4.5
Income tax expense	3.0	1.3
Equity investment loss	—	—
Net income	9.1%	3.2%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue. Our consolidated revenue for the three months ended March 31, 2021 was $88.5 million, an increase of $13.9 million, or 18.7%, compared to $74.6 million for the three months ended March 31, 2020. The increase in revenue was due to a $10.3 million, or 15.4%, increase in revenue in our APEI Segment and a $3.6 million, or 47.7%, increase in revenue in our HCN Segment. The APEI Segment revenue was primarily due to an increase in new student net course registrations and total net course registrations by 13.9% and 9.6%, respectively, during the three months ended March 31, 2021, as compared to the prior year period. The percentage increase in APEI Segment revenue exceeded the percentage increase in registrations as compared to the prior year due to the January 1, 2020 tuition and technology fee increases for non-active duty military students. Because students can register as much as five months in advance of a course start, the quarter ended March 31, 2020 includes registrations made before the effective date of the tuition and technology fee increases. The HCN Segment revenue increase was primarily due to a 45.0% increase in new student enrollment and a 45.1% increase in total enrollment.

Costs and expenses. Costs and expenses for the three months ended March 31, 2021 were $77.9 million, an increase of $6.0 million, or 8.3%, compared to $71.9 million for the three months ended March 31, 2020. The increase in costs and expenses for the three months ended March 31, 2021 as compared to the prior year period was primarily due to increases in employee compensation costs, advertising costs, information technology costs, and professional fees in our APEI Segment and increases in employee compensation costs, bad debt expense, and instructional materials costs in our HCN Segment. Results for the three months ended March 31, 2021 include the following costs on a pre-tax basis: $1.8 million in information technology costs related to our multi-year technology transformation program and $0.5 million in professional fees associated with the Rasmussen Acquisition in our APEI Segment, and a $0.7 million increase in advertising costs in our APEI and HCN Segments. Results for the three months ended March 31, 2020 included the following costs on a pre-tax basis: $0.9 million of information technology costs related to our multi-year technology transformation program, and $0.6 million associated with strategic opportunities in our APEI Segment. Costs and expenses as a percentage of revenue decreased to 88.0% for the three months ended March 31, 2021, from 96.4% for the three months ended March 31, 2020. The decrease in costs and expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in costs and expenses.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2021 were $32.3 million, an increase of $3.1 million, or 10.6%, compared to $29.2 million for the three months ended March 31, 2020. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs in our APEI Segment and increases in instructional materials costs and employee compensation costs in our HCN Segment. Instructional costs and services expenses as a percentage of revenue decreased to 36.5% for the three months ended March 31, 2021, from 39.2% for the three months ended March 31, 2020. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in instructional costs and services expenses.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2021 were $19.4 million, an increase of $1.2 million, or 6.7%, compared to $18.2 million for the three months ended March 31, 2020. The increase in selling and promotional expenses was primarily due to increases in advertising costs, employee compensation costs, and marketing support materials costs in our APEI Segment and an increase in advertising costs in our HCN Segment. Advertising costs increased $0.7 million in our APEI and HCN Segments compared to the prior year period. Selling and promotional expenses as a percentage of revenue decreased to 21.9% for the three months ended March 31, 2021, from 24.4% for the three months ended March 31, 2020. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in selling and promotional expenses.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2021 were $23.5 million, an increase of $2.5 million, or 12.0%, compared to $21.0 million for the three months ended March 31, 2020. The increase in general and administrative expenses for the three months ended March 31, 2021 as compared to the prior year period was primarily the result of increases in employee compensation costs, information technology costs, and professional fees in our APEI Segment and increases in bad debt expense and employee compensation costs in our HCN Segment. For the three months ended March 31, 2021, APEI Segment general and administrative expenses include the following on a pre-tax basis: approximately $1.8 million of information technology costs related to our multi-year technology transformation program, and $0.5 million in professional fees associated with the Rasmussen Acquisition. Consolidated bad debt expense for the three months ended March 31, 2021 was $1.5 million, or 1.7% of revenue, compared to $1.0 million, or 1.3% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 26.6% for the three months ended March 31, 2021, from 28.1% for the three months ended March 31, 2020. The decrease in general and administrative expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in general and administrative expenses. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

Loss on disposals of long-lived assets. There was no loss on disposals of long-lived assets for the three months ended March 31, 2021. The loss on disposals of long-lived assets for the three months ended March 31, 2020 was $0.2 million.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.7 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 3.0% for the three months ended March 31, 2021, from 4.5% for the three months ended March 31, 2020. The decrease in depreciation and amortization expenses as a percentage of revenue was primarily due to a decrease in depreciation and amortization expenses during a period when consolidated revenue increased.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.2 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income. Interest income was $0.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The decrease was due to a decrease in interest rates when compared to the prior year period.

Income tax expense. We recognized income tax expense of $2.6 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, or effective tax rates of 24.6% and 28.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 is due to a lower amount of non-deductible expenses as compared to the prior period and a $0.3 million benefit from Accounting Standards Update No. 2016-09, Compensation- Stock Compensation

(Topic 718), in the current year period. There was no material impact to our effective tax rate for the three months ended March 31, 2021 and 2020 as a result of the effects of the COVID-19 pandemic.

Equity investment loss. Equity investment loss was $5,000 and $1,000 for the three months ended March 31, 2021 and 2020, respectively.

Net income. Our net income was $8.1 million for the three months ended March 31, 2021, compared to net income of $2.4 million for the three months ended March 31, 2020, an increase of $5.7 million. This increase was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenue:
American Public Education Segment	$77,422	$67,094
Hondros College of Nursing Segment	11,132	7,539
Intersegment elimination	(13)	(17)
Total Revenue	$88,541	$74,616
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$9,854	$3,577
Hondros College of Nursing Segment	783	(885)
Intersegment elimination	—	1
Total income from operations before interest income and income taxes	$10,637	$2,693

APEI Segment

For the three months ended March 31, 2021, the $10.3 million, or 15.4%, increase to approximately $77.4 million in revenue in our APEI Segment was attributable to higher net course registrations primarily as a result of additional military registrations from students utilizing TA and higher revenue per net course registration. Net course registrations at APUS increased 9.6% to approximately 92,900 from approximately 84,800 during the three months ended March 31, 2021 compared to the same period in 2020. The percentage increase in APEI Segment revenue exceeded the percentage increase in registrations as compared to the prior year due to the January 1, 2020 tuition and technology fee increases. Because students can register as much as five months in advance of a course start, the quarter ended March 31, 2020 includes registrations made before the effective date of the tuition and technology fee increases. Income from operations before interest income and income taxes increased to $9.9 million during the three months ended March 31, 2021, from $3.6 million, an increase of $6.3 million compared to the prior year as a result of an increase in revenue due to increases in registrations discussed above. Disruption related to the Army’s transition to a new system for soldiers to use to request TA is expected to adversely impact Army registrations and revenue at APUS for the quarter ending June 30, 2021.

HCN Segment

For the three months ended March 31, 2021, the $3.6 million, or 47.7%, increase to approximately $11.1 million in revenue in our HCN Segment was attributable to an increase in new and total student enrollment. HCN new student enrollment for the three month period ended March 31, 2021 increased to 644 from 444, or approximately 45.0%, as compared to the comparable prior year period. HCN total student enrollment increased 45.1% to approximately 2,300 from approximately 1,600 students during the three months ended March 31, 2021 compared to the same period in 2020. We believe that the increase in HCN’s total student enrollment for the three months ended March 31, 2021 was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, and the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant. Income from operations before interest income and income taxes in our HCN Segment was $0.8 million during the three months ended March 31, 2021, compared to a loss of $0.9 million in the same period in 2020, an increase of $1.7 million, primarily as a result of the increase in revenue due to higher enrollment discussed above.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the three months ended March 31, 2021 and 2020 with cash provided by operating activities. Cash and cash equivalents were $320.8 million and $227.7 million at March 31, 2021 and December 31, 2020, respectively, representing an increase of $93.1 million, or 40.9%. Cash and cash equivalents at March 31, 2021 increased by $124.0 million from $196.8 million, or 63.0%, as compared to March 31, 2020. The increase in cash and cash equivalents was primarily due to the net proceeds of approximately $86.2 million from the underwritten public offering of 3,680,000 shares of our common stock completed on March 1, 2021, and cash provided by our operating activities, partially offset by cash used in investing activities.

We derive a significant portion of our revenue from TA from the DoD. Generally, these funds are received within 60 days of the start of the courses to which they relate. We also participate in programs from the VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. Another significant source of revenue is derived from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Disruption related to the Army’s transition to a new system for soldiers to use to request TA has adversely impacted APUS’s ability to invoice the Army for Army registrations and may impact future accounts receivable balances and cash flow from operations.
We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We expect operating expenditures to increase in future periods as we accelerate the investment in and modernization of our information technology systems and increase marketing and other expenditures. For the year ended December 31, 2020, we incurred approximately $5.6 million on our multi-year technology transformation program, and we anticipate spending between approximately $4.0 million and $5.0 million in 2021. For the three months ended March 31, 2021, we incurred approximately $1.8 million on our information technology transformation program, focusing on specific information technology projects, including the replacement of our customer relationship management system. We will continue to evaluate our Partnership At a Distance™, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well.
Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may increase as we approach the closing of the Rasmussen Acquisition and continue to evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

We will need additional capital to finance the Rasmussen Acquisition, as discussed below, and we may also need additional capital in the future, including to finance other business acquisitions and investments in technology or to achieve growth or fund other business initiatives. In February 2021, we filed a shelf registration statement in order to help facilitate potential public offerings of our securities. On March 1, 2021, we completed an underwritten public offering of 3,680,000 shares of our common stock at a price to the public of $25.00 per share for net proceeds of approximately $86.2 million, after deducting underwriting discounts and commissions and offering expenses.

Acquisition of Rasmussen University

In connection with entering into the Rasmussen Agreement, on October 28, 2020, we entered into a senior secured credit facilities commitment letter, or the Commitment Letter, with Macquarie Capital (USA) Inc., or Macquarie Capital, and Macquarie Capital Funding LLC, or Macquarie Lender, and together, Macquarie, pursuant to which Macquarie Lender committed to provide (i) a senior secured term loan facility in the aggregate principal amount of $175 million, or the Term

Facility, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million, or together with the Term Facility, the Facilities. On January 26, 2021, we entered into a joinder agreement pursuant to which Macquarie assigned a portion of the commitments to Truist Bank and Truist Securities, Inc., or together, Truist. Macquarie Capital and Truist will act as lead arrangers and bookrunners with respect to the Facilities. The commitments under the Commitment Letter to provide the Facilities are subject to customary conditions, including the absence of a Material Adverse Effect (as defined in the Rasmussen Agreement) on the Acquired Companies having occurred, the execution of satisfactory documentation, and other customary closing conditions. We currently expect to pay a portion of the cash consideration for the Rasmussen Acquisition with proceeds from the Term Facility.

In April 2021, Macquarie Capital informed us that it had successfully syndicated the Facilities and allocated expected commitments from lenders to be funded in connection with the closing of the Facilities, or the Closing, subject to the execution of final documentation. The Facilities are expected to bear interest at a per annum rate equal to LIBOR (subject to a floor of 0.75%) plus an applicable margin of 5.50%. In addition, we expect that we will pay to the lenders (i) holding commitments in respect of the Term Facility, and (ii) an upfront fee at Closing equal to 2.0% of the stated principal amount of the Term Facility. The terms of the Facilities are not final and are subject to entering into final documentation at Closing.

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

Equity Offering

On March 1, 2021, we completed an underwritten public offering of 3,680,000 shares of our common stock at a price to the public of $25.00 per share for net proceeds of approximately $86.2 million, after deducting underwriting discounts and commissions and other offering expenses.

Share Repurchase Program

On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, the Board approved an additional authorization of up to $25.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans.

During the three months ended March 31, 2021, we did not repurchase shares of common stock. As of March 31, 2021, there remained $8.4 million available under our share repurchase authorization.

For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report.

Operating Activities

Net cash provided by operating activities was $11.2 million and $11.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in cash from operating activities is primarily due to changes in working capital due to the timing of receipts and payments. Accounts receivable at March 31, 2021, decreased approximately $4.2 million compared to December 31, 2020. Accounts payable, accrued compensation and benefits, and accrued liabilities at March 31, 2021 were approximately $4.8 million lower than December 31, 2020 primarily due to the payment in the first quarter of incentive compensation costs accrued at December 31, 2020.

Investing Activities

Net cash used in investing activities was $1.5 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. This decrease was primarily related to a decrease in technology-related capital expenditures compared to the comparable prior year period.

Financing Activities

Net cash provided by financing activities was $83.4 million for the three months ended March 31, 2021, compared to $15.6 million of net cash used in financing activities for the three months ended March 31, 2020, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2021 was due to our underwritten public offering of common stock for aggregate net proceeds of approximately $86.2 million. For the three months ended March 31, 2020, we used $13.6 million to repurchase shares of our common stock in accordance with our share repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2021. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. For example, during the period ended March 31, 2020 and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to reduce interest income earned on our invested funds. However, the decrease in interest income did not have a material impact on our earnings. At March 31, 2021, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Notwithstanding the impacts of COVID-19, there has been no material change to our market risk or interest rate risk during the three months ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2021. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Our student registrations and revenue have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition from GoArmyEd to ArmyIgnitED.

Army service members participating in TA programs constituted approximately 22.9% of APUS’s adjusted net course registrations for 2020. APUS relies on the ability of the Army, and the other branches of the Armed Forces, to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army previously announced that it would transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, that soldiers could use to apply for TA. As described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” this transition has been beset by delays and resulted in temporary suspension and disruption of the Army’s TA programs, including the issuance and subsequent rescission of guidance that courses beginning on or after April 23, 2021 would not be eligible for retroactive TA. While soldiers can continue to directly register for courses with the expectation that they can retroactively apply for TA, on May 2, 2021, the Army announced that in order to test functionality, ArmyIgnitED would undergo a limited user test for certain units and bases for a two-week period ending on May 19, 2021. However, there is no assurance when the new portal will be fully operational, or that if operational it will work correctly or efficiently or will not have other impacts on soldiers’ ability to participate in the TA programs or receive funds under those programs. While the transition did not adversely affect revenue for the quarter ended March 31, 2021, Army enrollments at APUS subsequent to March 31, 2021 have been adversely impacted by this transition. We expect the continued disruption to Army TA and resulting decreases in Army registrations to have an adverse impact on revenue for the quarter ending June 30, 2021, which could worsen if the Army again announces that soldiers will not be able to retroactively seek TA. The inability of soldiers to participate in TA programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition, particularly because soldiers make up the largest group of TA participants at APUS. In addition, for the period beginning March 8, 2021, soldiers that registered for courses other than through the two-week limited user test of ArmyIgnitED ending on May 19, 2021 will have to retroactively apply for TA. As a result, it is possible that we could incur bad debt expenses if soldiers who expect to receive TA do not receive it and do not otherwise pay the tuition for their courses. The disruption to the Army’s systems has also adversely impacted APUS’s ability to invoice the Army for Army registrations and may impact future accounts receivable balances and cash flow from operations.

Moderating or decreased demand for online education or nursing education as a result of the abatement of the COVID-19 pandemic could adversely affect our business, financial condition, and results of operations.

In 2020, we experienced an increase in net course registrations at APUS and an increase in student enrollment at HCN. We believe the increase in net course registrations at APUS may have in part been due to the impact of the COVID-19 pandemic, and that the increase in new student enrollment at HCN was due in part to an increase in demand for nursing education and a change in the competitive environment due to COVID-19. There is no assurance that the increases will be sustained, and as the pandemic abates, we believe demand for our online education programs will moderate and could decrease, and the demand for our nursing education programs could also moderate or decrease.

Congressional and administrative examination of for-profit institutions has resulted in and could result in further legislative and regulatory changes that may materially and adversely affect our business.

ARPA modifies the 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”. Prior to going into effect, the provisions of ARPA related to the 90/10 Rule are required to go through a negotiated rulemaking process. An ED final rule to implement the ARPA provision is not expected to go into effect until July 1, 2023 at the earliest, and we cannot predict to what extent ARPA and the final rule will affect us and our institutions. ARPA does not define “federal education assistance funds”. However, we expect such definition to be developed as part of the required negotiated rulemaking and anticipate that ED would seek to include TA and VA education benefits in the scope of the definition. If the rulemaking process results in TA and VA being included in the “90%” side of the ratio, our institutions’ 90/10 Rule percentage will increase. This change, and any resulting actions we take to adjust the operations of our institutions to comply with the rule, could have a material adverse impact on the financial condition and operations of our institutions.

We also cannot predict the likelihood that Congress or the President will continue to modify the 90/10 Rule with respect to relevant sources of funds or other aspects of the calculation. For example, in recent years Congress has considered various other proposals that would modify the 90/10 Rule, including proposals to decrease the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions. To the extent that any additional laws or regulations, including regulations under ARPA, are adopted that limit or condition the participation of for-profit schools or distance education programs in TA or in Title IV programs, or that limit or condition the amount of TA for which for-profit schools or distance education programs are eligible to receive, our financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended March 31, 2021, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2021	—	$—	—	—	$8,396,734
January 1, 2021 - January 31, 2021	—	—	—	213,243	8,396,734
February 1, 2021 - February 28, 2021	—	—	—	213,243	8,396,734
March 1, 2021 - March 31, 2021	—	—	—	327,641	8,396,734
Total	—	$—	—	327,641	$8,396,734

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

(3)During the three month period ended March 31, 2021, we were deemed to have repurchased 89,823 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Commitment Letter Joinder, dated January 26, 2021, by and among American Public Education, Inc., Truist Bank, Truist Securities, Inc., Macquarie Capital (USA) Inc., and Macquarie Capital Funding LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	May 10, 2021
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 10, 2021
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)