Form 10-Q
period 2021-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2021-08-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of August 6, 2021 was 18,694,299.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of June 30, 2021	As of December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$316,953	$227,686
Accounts receivable, net of allowance of $7,204 in 2021 and $5,983 in 2020	18,949	17,652
Prepaid expenses	9,466	6,472
Income tax receivable	5,099	—
Total current assets	350,467	251,810
Property and equipment, net	65,823	68,434
Operating lease assets, net	9,175	8,743
Investments	9,668	10,495
Goodwill	26,563	26,563
Other assets, net	7,220	4,973
Total assets	$468,916	$371,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,047	$3,757
Accrued compensation and benefits	16,564	15,660
Accrued liabilities	10,951	10,967
Deferred revenue and student deposits	21,625	22,104
Income tax payable	—	178
Operating lease liabilities, current	2,143	2,392
Total current liabilities	54,330	55,058
Operating lease liabilities, long-term	7,233	6,455
Deferred income taxes	4,228	2,580
Total liabilities	65,791	64,093

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 18,689 issued and outstanding in 2021; 14,809 issued and outstanding in 2020	187	148
Additional paid-in capital	283,120	195,597
Retained earnings	119,818	111,180
Total stockholders’ equity	403,125	306,925
Total liabilities and stockholders’ equity	$468,916	$371,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue	$78,014	$82,127	$166,555	$156,743
Costs and expenses:
Instructional costs and services	30,394	30,744	62,713	59,974
Selling and promotional	17,490	17,056	36,892	35,242
General and administrative	25,457	21,737	48,981	42,740
Loss on disposals of long-lived assets	174	158	182	324
Depreciation and amortization	2,524	3,391	5,175	6,729
Total costs and expenses	76,039	73,086	153,943	145,009
Income from operations before interest income and income taxes	1,975	9,041	12,612	11,734
Interest income, net	24	179	138	881
Income before income taxes	1,999	9,220	12,750	12,615
Income tax expense	646	2,532	3,285	3,506
Equity investment income (loss)	(822)	1	(827)	—
Net income	$531	$6,689	$8,638	$9,109

Net income per common share:
Basic	$0.03	$0.45	$0.49	$0.61
Diluted	$0.03	$0.45	$0.49	$0.61
Weighted average number of common shares:
Basic	18,684	14,789	17,454	14,907
Diluted	18,840	14,948	17,654	15,026

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2019	15,178	$152	$190,620	$105,961	$296,733
Issuance of common stock under employee benefit plans	240	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(73)	(1)	(1,945)	—	(1,946)
Stock-based compensation	—	—	3,323	—	3,323
Repurchased and retired shares of common stock	(548)	(5)	—	(13,603)	(13,608)
Net income	—	—	—	9,109	9,109
Balance as of June 30, 2020	14,797	$148	$191,996	$101,467	$293,611

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2020	14,809	$148	$195,597	$111,180	$306,925
Issuance of common stock in public offering	3,680	37	86,172	—	86,209
Issuance of common stock under employee benefit plans	291	3	(3)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(91)	(1)	(2,811)	—	(2,812)
Stock-based compensation	—	—	4,165	—	4,165
Net income	—	—	—	8,638	8,638
Balance as of June 30, 2021	18,689	$187	$283,120	$119,818	$403,125

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Operating activities
Net income	$8,638	$9,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,175	6,729
Stock-based compensation	4,165	3,323
Equity investment loss	827	—
Deferred income taxes	1,648	2,570
Loss on disposals of long-lived assets	182	324
Other	3	10
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(1,297)	4,403
Prepaid expenses	(3,133)	(2,727)
Income tax receivable/payable	(5,277)	(844)
Operating leases, net	97	53
Other assets	(875)	(317)
Accounts payable	(413)	1,202
Accrued compensation and benefits	904	3,352
Accrued liabilities	(1,267)	1,201
Deferred revenue and student deposits	(479)	3,357
Net cash provided by operating activities	8,898	31,745
Investing activities
Capital expenditures	(3,028)	(2,893)
Net cash used in investing activities	(3,028)	(2,893)
Financing activities
Cash paid for repurchase of common stock	(2,812)	(15,554)
Cash received from issuance of common stock	86,209	—
Net cash provided by (used in) financing activities	83,397	(15,554)
Net increase in cash, cash equivalents, and restricted cash	89,267	13,298
Cash, cash equivalents, and restricted cash at beginning of period	227,686	202,740
Cash, cash equivalents, and restricted cash at end of period	$316,953	$216,038

Supplemental disclosure of cash flow information
Income taxes paid	$6,887	$1,780

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to approximately 91,500 students through two subsidiary institutions:

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

Use of Estimates

In preparing financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and assumptions on an ongoing basis and bases its estimates on experience, current and expected future conditions, and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company’s Consolidated Financial Statements.

Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. The Company is required to maintain and restrict these funds pursuant to the terms of the applicable institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 was $1.0 million and $1.2 million, respectively.

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
The Company evaluated its equity method and cost method investments for impairment as of June 30, 2021, including a review of any impacts related to the COVID-19 pandemic, and concluded the fair value of a cost method investment was less than its carrying amount, resulting in a pretax non-cash impairment charge of approximately $0.8 million during the three months ended June 30, 2021. This impairment charge is included in equity investment income (loss) in the Consolidated Statements of Income. There was no impairment charge during the three and six months ended June 30, 2020. At June 30, 2021, the aggregate carrying amount of the Company’s investments accounted for under Financial Accounting Standards Board Accounting Standards Codification 321, Investments - Equity Securities, or FASB ASC 321, presented on its Consolidated Balance Sheets on a one-line basis as “Investments”, was approximately $8.5 million.
Goodwill and Indefinite-lived Intangible Assets

The Company evaluated events and circumstances related to the valuation of goodwill and intangibles through June 30, 2021 and 2020, respectively, to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. These evaluations concluded there were no indicators of impairment during the periods, and consequently, there was no impairment of goodwill or intangible assets during the three and six months ended June 30, 2021 and 2020.
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

Stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Instructional costs and services	$389	$402	$855	$880
Selling and promotional	255	218	564	476
General and administrative	1,341	953	2,746	1,967
Stock-based compensation expense in operating income	$1,985	$1,573	$4,165	$3,323

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2021 and 2020, the Management Development and Compensation Committee of the Company’s Board of Directors approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant, and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s current year annual incentive-based compensation plans of approximately $1.3 million and $2.5 million during the three and six month periods ended June 30, 2021, compared to an aggregate expense of $1.8 million and $3.1 million during the three and six month periods ended June 30, 2020.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates, or ASUs, issued by FASB. All ASUs issued subsequent to the filing of the Annual Report on March 9, 2021 were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Acquisition Activity

On October 28, 2020, the Company entered into a definitive agreement to acquire Rasmussen University, a nursing- and health sciences-focused institution serving over 18,000 students at its 24 campuses across six states and online, which we refer to as the Rasmussen Acquisition. Pursuant to the terms of a Membership Purchase Agreement, or the Rasmussen Agreement, the Company agreed to purchase from FAH Education, LLC, all of the units of membership interests in Rasmussen LLC, Rasmussen University’s parent company, for $300 million in cash and $29 million in shares of a new series of non-voting preferred stock of the Company to be issued at the closing of the Rasmussen Acquisition (or, at the Company’s election, up to an additional $29 million in cash in lieu thereof), subject to customary adjustments, including for net working capital, cash and debt of the acquired companies. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions.

In connection with entering into the Rasmussen Agreement, on October 28, 2020, the Company entered into a senior secured credit facilities commitment letter or the Commitment Letter, with Macquarie Capital (USA) Inc., or Macquarie Capital, and Macquarie Capital Funding LLC, or Macquarie Lender, and together, Macquarie. Pursuant to the terms of the Commitment Letter, Macquarie Lender committed to arrange (i) a senior secured term loan in the aggregate principal amount of $175 million, or the Term Loan and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million (together with the Term Loan, the Facilities). On January 26, 2021, the Company entered into a joinder agreement pursuant to which Macquarie assigned a portion of the commitments to Truist Bank and Truist Securities, Inc., or Truist Securities, and together, Truist. Macquarie Capital and Truist Securities are lead arrangers and joint bookrunners with respect to the Facilities. Borrowings under the Facilities are expected to bear interest at a per annum rate equal to LIBOR (subject to a floor of 0.75%) plus an applicable margin of 5.50%. The Facilities are expected to be guaranteed by all existing and future domestic subsidiaries of the Company, subject to certain exceptions, or the Subsidiary Guarantors, and secured by a lien in substantially all of the assets of the Company and the Subsidiary Guarantors.

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended June 30, 2021
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$66,475	$9,391	$(13)	$75,853
Graduation fees	272	—	—	272
Textbook and other course materials	—	1,614	—	1,614
Other fees	146	129	—	275
Total Revenue	$66,893	$11,134	$(13)	$78,014

	Three Months Ended June 30, 2020
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$73,082	$7,268	$(22)	$80,328
Graduation fees	275	—	—	275
Textbook and other course materials	—	1,194	—	1,194
Other fees	190	140	—	330
Total Revenue	$73,547	$8,602	$(22)	$82,127

	Six Months Ended June 30, 2021
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$143,306	$18,756	$(26)	$162,036
Graduation fees	645	—	—	645
Textbook and other course materials	—	3,245	—	3,245
Other fees	364	265	—	629
Total Revenue	$144,315	$22,266	$(26)	$166,555

	Six Months Ended June 30, 2020
	(Unaudited)
	APEI	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$139,638	$13,659	$(39)	$153,258
Graduation fees	601	—	—	601
Textbook and other course materials	—	2,223	—	2,223
Other fees	402	259	—	661
Total Revenue	$140,641	$16,141	$(39)	$156,743

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of June 30, 2021 and December 31, 2020.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of HCN. Deferred revenue at June 30, 2021 was $21.6 million and includes $13.7 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $7.9 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2020 was $22.1 million and includes $13.7 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.4 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS does not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student graduates or otherwise exits the program. Interest charged by HCN on payment plans was immaterial for the periods presented.

Note 5. Leases

    The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The APEI Segment leases corporate office space in Maryland under an operating lease that expires in May 2022, and until May 2021, leased administrative office space in Virginia. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases campuses located in the suburban areas of Akron, Cincinnati, Cleveland, Columbus, Dayton, and Toledo, Ohio and Indianapolis, Indiana under operating leases that expire through June 2029.

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

    Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six month periods ended June 30, 2021 was $0.8 million and $1.6 million, respectively, compared to $0.7 million and $1.5 million for the three and six month periods ended June 30, 2020, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and six month periods ended June 30, 2021 was $0.8 million and $1.5 million, respectively, and is included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities during the three and six month periods ended June 30, 2020 was $0.7 million and $1.4 million, respectively, and is included in operating cash flows.

    The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2021 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Lease Payments
2021 (remaining)	$1,148
2022	2,815
2023	2,059
2024	1,282
2025	852
2026	852
2027 and beyond	1,778
Total future minimum lease payments	10,786
Less imputed interest	(1,410)
Present value of operating lease liabilities	$9,376

Balance Sheet Classification (Unaudited)
Operating lease liabilities, current	$2,143
Operating lease liabilities, long-term	7,233
Total operating lease liabilities	$9,376

Other Information (Unaudited)
Weighted average remaining lease term (in years)	5.18
Weighted average discount rate	5.1%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Basic weighted average shares outstanding	18,684	14,789	17,454	14,907
Effect of dilutive restricted stock and options	156	159	200	119
Diluted weighted average shares outstanding	18,840	14,948	17,654	15,026

The table below reflects a summary of securities that could potentially dilute basic net income per common share in future periods that were not included in the computation of diluted earnings per share because the effect would have been antidilutive (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock Options	18	51	18	51
Restricted Shares	2	33	3	145
Total antidilutive securities	20	84	21	196

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

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$66,893	$73,547	$144,315	$140,641
Hondros College of Nursing Segment	11,134	8,602	22,266	16,141
Intersegment elimination	(13)	(22)	(26)	(39)
Total Revenue	$78,014	$82,127	$166,555	$156,743
Depreciation and amortization:
American Public Education Segment	$2,343	$3,221	$4,846	$6,415
Hondros College of Nursing Segment	181	170	329	314
Total Depreciation and amortization	$2,524	$3,391	$5,175	$6,729
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$1,859	$9,077	$11,713	$12,655
Hondros College of Nursing Segment	117	(35)	900	(921)
Intersegment elimination	(1)	(1)	(1)	—
Total income from operations before interest income and income taxes	$1,975	$9,041	$12,612	$11,734
Interest income, net:
American Public Education Segment	$22	$177	$134	$867
Hondros College of Nursing Segment	2	2	4	14
Total Interest income, net	$24	$179	$138	$881
Income tax expense (benefit):
American Public Education Segment	$607	$2,537	$3,041	$3,752
Hondros College of Nursing Segment	39	(5)	244	(246)
Total Income tax expense	$646	$2,532	$3,285	$3,506
Capital expenditures:
American Public Education Segment	$843	$999	$1,814	$2,744
Hondros College of Nursing Segment	657	25	1,214	149
Total Capital expenditures	$1,500	$1,024	$3,028	$2,893

The APEI Segment charges the HCN Segment for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.
A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Assets:
American Public Education Segment	$417,494	$322,544
Hondros College of Nursing Segment	51,422	48,474
Total Assets	$468,916	$371,018

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

Note 9. Concentration

    APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs, or TA, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA; and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to TA, VA education benefits, Title IV programs, and other payment sources could have a significant impact on the Company’s operations. As of June 30, 2021, approximately 63% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
     A summary of APEI Segment revenue derived from students by primary funding source for the three and six month periods ended June 30, 2021 and 2020 is included in the table below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
DoD tuition assistance programs	41%	44%	44%	43%
VA education benefits	22%	21%	22%	22%
Title IV programs	21%	20%	20%	21%
Cash and other sources	16%	15%	14%	14%
    A summary of HCN Segment revenue derived from students by primary funding source for the three and six month periods ended June 30, 2021 and 2020 is included in the table below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Title IV programs	81%	83%	81%	82%
Cash and other sources	17%	15%	18%	16%
VA education benefits	2%	2%	1%	2%

Note 10. Subsequent Events

On August 5, 2021, in connection with an evaluation and review of costs and expenses, the Company initiated a plan to reduce costs. The plan includes a reduction in force that resulted in the termination of 11 full-time faculty members at APUS, and 33 non-faculty employees across a variety of roles and departments at APEI and APUS, representing approximately 3.2% of the APUS full-time faculty workforce, and 3.6% of the APEI and APUS non-faculty workforce. Substantially all of the affected employees have been notified of the reduction. The Company expects to substantially complete this workforce reduction by August 9, 2021. The Company will record expenses for termination benefits related to the workforce reduction in the third quarter of 2021 in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.

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
•our expectations regarding the effects of and our response to the COVID-19 pandemic, including impacts on business operations and our financial results, our ability to comply with regulations related to emergency relief, and the demand environment for online education or nursing education as the pandemic abates;
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
•the expected effects of our workforce reduction;
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
•the effects, duration and severity of the ongoing COVID-19 pandemic and the actions we have taken or may take in response, particularly at Hondros College of Nursing and as a result of working remotely, and the adverse effects on demand for online education or nursing education as impacts of the pandemic abate;
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
•risks related to the acquisition of Rasmussen University, including our inability to complete the acquisition on the anticipated timeline, or at all, significant transaction and integration costs, regulatory approvals, effective integration of Rasmussen’s business, and our ability to realize the expected benefits of the acquisition; and
•risks related to incurring substantial debt under the debt facilities that we expect to enter into in connection with financing the acquisition of Rasmussen University, the cost of servicing that debt, and our ability in the future to service that debt.

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

Overview

Background

    We are a provider of online and on-campus postsecondary education to approximately 91,500 students through two subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The pandemic did not materially impact our results of operations during the six month period ended June 30, 2021. However, the duration and intensity of the outbreak, and therefore any future impact, remains uncertain. Ongoing and future impacts of the COVID-19 pandemic may cause additional disruption of educational services provided to our students, cause a disruption in revenue, lead to increased absenteeism in our workforce, increase costs for HCN to continue to deliver courses in person and online, be considered a triggering event to evaluate the value of HCN goodwill, lead to an impairment of APEI investments, impact the recoverability of receivables, and lead to an increase in bad debt expense and cohort default rates, among other potential impacts. In addition, as the COVID-19 pandemic abates, we believe near-term demand for our programs is moderating. For more information on the potential risks related to COVID-19, please refer to our Annual Report and to the sections entitled “Results of Operations” and “Risk Factors” in this Quarterly Report.

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc. provides online postsecondary education to approximately 89,100 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 128 degree programs and 112 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include traditional academics, such as business administration, health science, technology, criminal justice, education and liberal arts, as well as public service-focused fields of study such as national security, military studies, intelligence, and homeland security. APUS has institutional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry governing organizations. A comprehensive evaluation by HLC for reaffirmation of accreditation is due for the 2020-2021 academic year, and a related site visit occurred in April 2021. In May 2021, APUS received a preliminary report recommending reaffirmation of accreditation. The HLC Institutional Actions Council is required to vote and approve this recommendation. We expect this vote to take place in August 2021.

APUS relies on the ability of the Armed Forces to process service members’ participation in TA programs, and from time to time changes to processes have impacted the ability of service members’ to participate in the TA programs. The Army previously announced that it would transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, which soldiers will use to request TA. On February 12, 2021, after February enrollments for APUS were principally determined, the Army deactivated GoArmyEd and announced that access to online TA requests would be suspended until the launch of ArmyIgnitED on March 8, 2021. During the suspension, soldiers, Army education counselors, and education institutions such as APUS did not have access to the portal and soldiers could not apply for TA. On March 8, 2021, the Army launched and then, due to technical difficulties, suspended ArmyIgnitED. The Army announced on March 18, 2021 that TA-eligible soldiers could register for courses beginning on or after March 8, 2021 and then retroactively apply for TA for those courses once the TA system came online in ArmyIgnitED. While soldiers could continue to directly register for courses with the expectation that TA can be retroactively applied for, Army officials have indicated that soldiers will be reimbursed for out-of-pocket costs incurred while ArmyIgnitED is unavailable, and the Army has created a process for soldiers to seek reimbursement. On July 16, 2021, the Army released a list of educational institutions that would be permitted to begin to enroll students with TA after the ArmyIgnitED system went live. The Army included AMU and APUS on the list of institutions that had taken the steps necessarily to support enrollment of students through the new system, and on July 19, 2021, the ArmyIgnitED system went live for soldiers seeking to use TA for courses at APUS. However, there is no assurance that ArmyIgnitED will work correctly or efficiently or that it will not have other impacts on soldiers’ ability to participate in the TA programs or receive funds under those programs. The disruption to Army TA and resulting decreases in Army registrations had an adverse impact on registrations and revenue for the quarter ended June 30, 2021, and we expect the impact will continue for the quarter ending September 30, 2021.

For information on potential risks associated with APUS, please refer to the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

•National Education Seminars, Inc., which we refer to as Hondros College of Nursing, provides nursing education to approximately 2,400 students at six campuses in Ohio, including a campus in Akron that opened in April 2021, and a campus in Indianapolis, Indiana, to serve the needs of local nursing and healthcare communities, addressing the persistent supply-demand gap of nurses that is evident nation-wide. In addition to Akron, HCN’s Ohio campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo.

HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES, and HCN’s Ohio locations and programs are approved by the Ohio State Board of Career Colleges and Schools. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses. HCN’s Ohio Diploma in Practical Nursing, or PN, and Associate Degree in Nursing, or ADN, Programs are approved by the Ohio Board of Nursing, or OBN, and the PN Program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA. HCN is authorized to offer instruction in Indiana by the Indiana Board for Proprietary Education/Indiana Commission for Higher Education. The Indiana State Board of Nursing granted initial accreditation and authorized the admission of the first cohort of students. NLN CNEA granted HCN accreditation at its Indianapolis campus effective January 13, 2021. In July 2021, the Indiana Board of Nursing authorized the admission of an additional 30 students per year, increasing the maximum enrollment to 60 students for the 2022 calendar year. HCN can petition for an additional class size increase in February 2022.

For information on potential risks associated with HCN, please refer to the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

Cost and Expense Reductions

On August 5, 2021, in connection with an evaluation and review of our costs and expenses, we initiated a plan to reduce costs, including a reduction in force that resulted in the termination of 44 employees, including 11 full-time faculty members at APUS, and 33 non-faculty members across a variety of roles and departments at APEI and APUS, representing approximately 3.2% of the APUS full-time faculty workforce, and 3.6% of the APEI and APUS non-faculty workforce. We estimate that we will incur an aggregate of approximately $1.1 million of pre-tax cash expenses associated with employee severance benefits. See “Item 5. Other Information” in Part II of this Quarterly Report, which is incorporated herein by reference, for additional information on this workforce reduction and its expected financial impacts. There is no certainty that the program, or any other expense reduction initiative, will have the intended benefits of reducing costs and expenses over the long-term, or whether there will be adverse impacts, including as a result of the loss of valuable employees.

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

In June 2021, the HLC approved Rasmussen University’s application regarding the change in control. In July 2021, ED notified Rasmussen University that in connection with Rasmussen University’s March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, which include maintaining limitations on new programs and locations that were already in place and imposing a cap on enrollment, which at this time are expected to be in place until ED reviews and accepts Rasmussen University’s 2021 audited financial statements and compliance audits. The Rasmussen Acquisition is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of closing conditions.

We intend to rely on debt financing under a commitment letter for debt financing to fund the Rasmussen Acquisition. For more information on this financing, see “– Liquidity and Capital Resources – Liquidity – Acquisition of Rasmussen University” below.

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

In June 2021, ED held virtual public hearings to receive feedback on potential issues for future rulemaking sessions, including borrower defenses to repayment, change in ownership processes, student outcomes transparency, public service loan forgiveness programs, and gainful employment requirements. Following these hearings, ED solicited nominations for non-federal negotiators who can serve on the negotiated rulemaking committees, which ED indicated that it planned to convene during the third quarter of 2021. On August 6, 2021, ED announced that it was establishing a negotiated rulemaking committee to address borrower defenses to repayment, public service student loan forgiveness programs, mandatory pre-dispute arbitration and prohibition of class-action lawsuits, among other issues.

Effective May 31, 2021, APUS terminated its lease for administrative offices in Manassas, Virginia. As a result of this lease termination, APUS is no longer required to be certified by the State Council of Higher Education for Virginia, or SCHEV, and therefore did not renew its certification before it expired on June 30, 2021. This change will not impact our operations in Virginia and we will continue to serve our Virginia students as an NC-SARA approved institution. As a result of this change, APUS will no longer need to seek SCHEV approval prior to adding any new academic programs.

As part of the Consolidated Appropriations Act, 2021, Congress included legislative provisions that alter the application process for federal student aid, including streamlining the Free Application for Federal Student Aid, or FAFSA. These changes were set to become effective for the 2023-2024 academic year. On June 11, 2021, ED announced that the agency is delaying implementation, noting that many of these provisions will not be effective until the 2024-2025 academic year.

On June 8, 2021, the President signed into law the Training in High-Demand Roles to Improve Veteran Employment Act, or the THRIVE Act, which amended provisions related to veterans education programs found in the American Rescue Plan Act and the Johnny Isakson and David P. Roe, M.D. Veterans Health Care and Benefits Improvement Act of 2020. The legislation requires VA to work with the Department of Labor to determine the list of high-demand occupations for the rapid retraining assistance program, excludes programs pursued solely through distance learning on a half-time basis or less from the housing stipend available to those in the retraining program, and requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The legislation also requires the VA to take disciplinary action if a person with whom an institution has an agreement to provide educational or recruiting services violates the VA’s incentive compensation prohibitions.

Higher Education Emergency Relief Funds

In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in response to COVID-19 and its related effects. Due to the COVID-19 pandemic, many higher education institutions shifted to distance learning as campuses shut down as a result of the public health emergency. The CARES Act included provisions designed to provide relief to higher education institutions in connection with the pandemic, including by creating the Higher Education Emergency Relief Fund, or HEERF, which included $12.6 billion in funding for higher education institutions. The CARES Act authorized ED to allocate HEERF funding based on a statutory formula that accounted for the relative share of full-time students who are Pell Grant recipients and that excluded students who were enrolled exclusively in distance education courses prior to the COVID-19 emergency from the calculation. Wholly online institutions such as APUS were therefore not eligible to receive an allocation of funding under the CARES Act HEERF. The CARES Act required recipient institutions to use at least 50% of their HEERF funds to provide emergency grants to students for expenses related to the disruption of campus operations due to COVID-19. The CARES Act also permitted institutions to use up to 50% of their HEERF funds to cover any costs associated with significant changes to the delivery of instruction due to COVID-19, with certain exceptions. By June 30, 2020, HCN received and distributed its entire allocation of $3.1 million in CARES Act HEERF funds to eligible students.

    In addition, as a result of the CARES Act and subsequent administrative actions, ED implemented a temporary freeze on payments and interest accruals for federal student loans. This administrative forbearance period began on March 20, 2020 and will run until at least January 31, 2022.

In December 2020, Congress passed a law that includes the Coronavirus Response and Relief Supplemental Appropriations Act, or the CRRSAA, which contained several education-related provisions. The CRRSAA appropriated an additional $22.7 billion for the HEERF, or CRRSAA HEERF, to be distributed to higher education institutions. The CRRSAA HEERF allocation formula differs from the CARES Act HEERF formula in several ways, including new allocations for institutions based on the number of students enrolled exclusively in distance education and included certain restrictions regarding allowable uses of CRRSAA HEERF funds. Under this formula, ED allocated approximately $600,000 for APUS and $2.0 million for HCN. Both APUS and HCN have accepted and distributed the entirety of their CRRSAA HEERF funds to eligible students.

In March 2021, Congress passed the American Rescue Plan Act of 2021, or the ARPA, which includes an additional $40 billion for HEERF, or HEERF III. ARPA incorporates CRRSAA’s restrictions regarding allowable uses of HEERF funds. ARPA’s HEERF III allocation formula decreases the amount of funds allocated to for-profit institutions. Under this formula, ED allocated approximately $330,000 for APUS and $1.2 million for HCN. APUS has accepted the HEERF III funds but has yet to draw and distribute these funds to eligible students. HCN declined its HEERF III allocation.

ARPA also includes a provision that amends the provision of the HEA that, as a condition of participation in the Title IV programs, prohibits a for-profit institution from deriving more than 90% of its revenue (as computed by ED) on a cash accounting basis (except for certain institutional loans) from Title IV programs for any fiscal year. For more information on the so-called 90/10 Rule, please refer to our Annual Report. ARPA modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”. ARPA provides that the amendment applies to institutional fiscal years beginning on or after January 1, 2023. In addition, ARPA provides that the amendment is subject to the HEA’s master calendar requirements and negotiated rulemaking and that such negotiated rulemaking shall commence no earlier than October 1, 2021. An ED final rule to implement the ARPA provision is not expected to go into effect until July 1, 2023 at the earliest. ARPA does not define “federal education assistance funds.” We expect such definition to be developed as part of the required negotiated rulemaking and anticipate that ED would seek to include TA and VA education benefits in the scope of the definition. At this time, we cannot predict the impact of the ARPA 90/10 Rule on our business, including because we cannot predict how ED will implement the ARPA 90/10 Rule provision. We also cannot predict the likelihood that Congress will pass additional legislation to modify the 90/10 Rule further with respect to relevant sources of funds or other aspects of the calculation. For example, other recent congressional proposals have focused on decreasing the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on our financial condition and results of operation.

On March 27, 2020, Ohio enacted a COVID-19 emergency relief law that allows individuals who have successfully completed a nursing education program approved by OBN to receive a temporary license to practice as an RN or LPN before taking the National Council Licensure Examination, or NCLEX. Graduates of OBN-approved nursing education programs, such as HCN’s programs, were permitted to apply for a temporary license that was valid until March 1, 2021, at which time it expired. Effective May 14, 2021, Ohio reinstated this emergency relief law through July 1, 2021. This law specified that the individual must have completed the nursing education program no more than two years before the date of submitting the Licensure by Examination application, the individual cannot receive a temporary license if they have a prior NCLEX failure in any state, if they have been convicted of or pleaded guilty to any felony, or have failed a drug test as determined by the Board. The emergency relief law expired on July 1, 2021.

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

Rasmussen Acquisition Regulatory Review

The Rasmussen Acquisition was required to be reported to, and in some cases approved by, various education regulatory bodies. An institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. ED does not provide pre-closing approval, but at the request of the parties, ED will conduct a “pre-acquisition review” of a proposed change. In July 2021, ED notified Rasmussen University that in connection with Rasmussen University’s March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, which include maintaining limitations on new programs and locations that were already in place and imposing a cap on enrollment, which at this time are expected to be in place until ED reviews and accepts Rasmussen University’s 2021 audited financial statements and compliance audits.

State agencies, accreditors, boards of nursing, and other relevant regulators also require action with respect to the Rasmussen Acquisition. In some instances, these bodies required prior approval before the change in ownership could be completed. For example, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. The parties submitted an application to HLC for pre-closing approval of the change in ownership, and HLC conducted focused site visits related to the application in February and March 2021. Effective in June 2021, the HLC approved the application regarding the change in control. An additional site visit is required within six months of the Closing Date. Additionally, some regulators will require approval after a change in ownership in order to continue proper licensure, accreditation, approval, or authorization.
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

On July 9, 2021, HCN received a letter from ED announcing an off-site program review that has been scheduled for August 9, 2021. The review will assess HCN’s administration of Title IV programs, with a focus on award years 2019-2020 and 2020-2021.

Reportable Segments

    Our operations are organized into two reportable segments:
•American Public Education Segment, or APEI Segment. This segment reflects the operational activities of APUS, other corporate activities, and minority investments; and

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Summary of Results

For the three months ended June 30, 2021, our consolidated revenue decreased to $78.0 million from $82.1 million, or by 5.0%, compared to the prior year period. Our operating margins decreased to 2.6% from 11.0% for the three months ended June 30, 2021, compared to the prior year period. Net income decreased to $0.5 million from $6.7 million, a decrease of $6.2 million, or 92.1%, compared to the prior year period. For the six months ended June 30, 2021, our consolidated revenue increased to $166.6 million from $156.7 million, or 6.3%, compared to the prior period. Our operating margins were 7.5% for both six month periods ended June 30, 2021 and 2020. Net income decreased to $8.6 million from $9.1 million, a decrease of $0.5 million, or 5.2%, compared to the prior year period.
For the three months ended June 30, 2021, APEI Segment revenue decreased to $66.9 million from $73.5 million, or by 9.0%, compared to the prior year period. Net course registrations at APUS for the three months ended June 30, 2021 decreased to approximately 82,600 from approximately 89,600, or approximately 7.8%, compared to the prior year period. APEI Segment operating margins decreased to 2.8% from 12.3% for the three months ended June 30, 2021, compared to the prior year period.

The decrease in revenue was due to the decrease in net course registrations, which we believe was due in part to the temporary suspension and disruption of the Army’s TA program on March 8, 2021, as a result of delays in the transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, and a moderation in near-term demand for online education due to the abatement of the COVID-19 pandemic.

For the six months ended June 30, 2021, APEI segment revenue increased to $144.3 million from $140.6 million, or by 2.6%, compared to the prior year period. Net course registrations at APUS for the six months ended June 30, 2021 increased to approximately 175,600 from approximately 174,400, or approximately 0.7%, compared to the prior year period. APEI Segment operating margins decreased to 8.1% from 9.0% for the six months ended June 30, 2021, compared to the prior year period.

The increase in net course registrations for the six months ended June 30, 2021, was in part due to the additional military registrations during the first quarter from students utilizing TA and higher revenue per net course registration. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three months ended June 30, 2021, HCN Segment revenue increased to $11.1 million from $8.6 million, or by 29.4%, compared to the prior year period. Total enrollment at HCN for the three months ended June 30, 2021 increased to approximately 2,400 from approximately 1,700, or approximately 35.8%, as compared to the prior year period. HCN Segment operating margins increased to 1.1% from negative 0.4% for the three months ended June 30, 2021, compared to the prior year period.

For the six months ended June 30, 2021, HCN Segment revenue increased to $22.3 million from $16.1 million, or by 37.9%, compared to the prior year period. HCN Segment operating margins increased to 4.0% from negative 5.7% for the six months ended June 30, 2021, compared to the prior year period.

We believe that the increase in student enrollment at HCN was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, and the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

Critical Accounting Policies and Use of Estimates

    For information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our APEI and HCN Segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

We believe the decrease in net course registrations at APUS for the three months ended June 30, 2021 was due, in part, to the temporary suspension and disruption of the Army’s TA program on March 8, 2021, resulting from delays in the transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, and a moderation in near-term demand for online education due to the abatement of the COVID-19 pandemic. For more information on the impacts of the Army TA program delays on the Company and the potential risks related to this, please refer to “Overview” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and the section entitled “Risk Factors” in this Quarterly Report.

    We believe that the increase in enrollment at HCN for the three and six months ended June 30, 2021 as compared to the prior year period is due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, and the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant. We cannot predict whether our initiatives and efforts will continue to be successful over the long term and cannot guarantee continued enrollment and revenue growth in our HCN Segment. The success of these efforts could also be adversely affected by future impacts of the COVID-19 pandemic or a further moderation of or decrease in the demand for nursing education as the pandemic abates. For more information on the impacts of COVID-19 on the Company and the potential risks related to COVID-19, please refer to “Overview” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

Our consolidated results for the three and six months ended June 30, 2021 and 2020 reflect the operations of our APEI and HCN Segments. For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	39.0	37.4	37.7	38.2
Selling and promotional	22.4	20.8	22.2	22.5
General and administrative	32.6	26.5	29.4	27.3
Loss on disposals of long-lived assets	0.2	0.2	0.1	0.2
Depreciation and amortization	3.2	4.1	3.1	4.3
Total costs and expenses	97.4	89.0	92.5	92.5

Income from operations before interest income and income taxes	2.6	11.0	7.5	7.5
Interest income, net	—	0.2	0.1	0.5

Income from operations before income taxes	2.6	11.2	7.6	8.0
Income tax expense	0.8	3.1	2.0	2.2
Equity investment income (loss)	(1.1)	—	(0.5)	—
Net income	0.7%	8.1%	5.1%	5.8%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue. Our consolidated revenue for the three months ended June 30, 2021 was $78.0 million, a decrease of $4.1 million, or 5.0%, compared to $82.1 million for the three months ended June 30, 2020. The decrease in revenue was due to a $6.7 million, or 9.0%, decrease in revenue in our APEI Segment, partially offset by a $2.5 million, or 29.4%, increase in revenue in our HCN Segment. The APEI Segment revenue decrease was primarily due to decreases in APUS total student net course registrations of 7.8% during the three months ended June 30, 2021 as compared to the prior year period. The HCN Segment revenue increased primarily due to a 35.8% increase in total enrollment.

Costs and expenses. Costs and expenses for the three months ended June 30, 2021 were $76.0 million, an increase of $3.0 million, or 4.0%, compared to $73.1 million for the three months ended June 30, 2020. The increase in costs and expenses for the three months ended June 30, 2021 as compared to the prior year period was primarily due to increases in professional fees, primarily related to the Rasmussen Acquisition, advertising costs, and information technology costs in our APEI Segment and increases in employee compensation costs, bad debt expense, and instructional materials costs in our HCN Segment partially offset by decreases in depreciation and amortization expenses, and employee compensation costs in our APEI Segment. The three months ended June 30, 2021 includes the following costs on a pre-tax basis: $3.3 million in professional fees primarily related to the Rasmussen Acquisition, and $1.6 million in information technology costs related to our multi-year technology transformation program in our APEI Segment. The three months ended June 30, 2020 included the following costs on a pre-tax basis: $1.3 million in professional fees and $1.0 million in information technology costs related to our multi-year technology transformation program in our APEI Segment. Costs and expenses as a percentage of revenue increased to 97.4% for the three months ended June 30, 2021, from 89.0% for the three months ended June 30, 2020. The increase in costs and expenses as a percentage of revenue was primarily due to an increase in costs and expenses during a period when consolidated revenue decreased.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2021 were $30.4 million, a decrease of $0.3 million, or 1.1%, compared to $30.7 million for the three months ended June 30,

2020. The decrease in instructional costs and services expenses was primarily due to a decrease in employee compensation costs and instructional materials costs in our APEI Segment partially offset by increases in employee compensation costs and instructional materials costs in our HCN Segment. Instructional costs and services expenses as a percentage of revenue increased to 39.0% for the three months ended June 30, 2021, from 37.4% for the three months ended June 30, 2020. The increase in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue decreasing at a rate greater than the decrease in instructional costs and services expenses.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2021 were $17.5 million, an increase of $0.4 million, or 2.5%, compared to $17.1 million for the three months ended June 30, 2020. The increase in selling and promotional expenses was primarily due to increases in advertising costs and employee compensation costs in our APEI Segment and an increase in advertising costs in our HCN Segment. Advertising costs increased $0.4 million in our APEI Segment and $0.1 million in our HCN Segment. Selling and promotional expenses as a percentage of revenue increased to 22.4% for the three months ended June 30, 2021, from 20.8% for the three months ended June 30, 2020. The increase in selling and promotional expenses as a percentage of revenue was primarily due to an increase in selling and promotional expenses during a period when consolidated revenue decreased.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2021 were $25.5 million, an increase of $3.8 million, or 17.1%, compared to $21.7 million for the three months ended June 30, 2020. The increase in general and administrative expenses for the three months ended June 30, 2021 as compared to the prior year period was primarily the result of increases in professional fees primarily related to the Rasmussen Acquisition, employee compensation costs, and information technology costs in our APEI Segment, and increases in bad debt expense and employee compensation costs in our HCN Segment. For the three months ended June 30, 2021, APEI Segment general and administrative expenses include the following on a pre-tax basis: $3.3 million in professional fees primarily related to the Rasmussen Acquisition, and approximately $1.6 million of information technology costs related to our multi-year technology transformation program. Consolidated bad debt expense for the three months ended June 30, 2021 was $1.4 million, or 1.8% of revenue, compared to $1.0 million, or 1.2% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 32.6% for the three months ended June 30, 2021, from 26.5% for the three months ended June 30, 2020. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in general and administrative expenses during a period when consolidated revenue decreased. As we continue to plan for the integration of the Rasmussen Acquisition, eventually integrate the acquisition, and evaluate and execute on strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was approximately $0.2 million for both the three months ended June 30, 2021 and 2020.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.5 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 3.2% for the three months ended June 30, 2021, from 4.1% for the three months ended June 30, 2020. The decrease in depreciation and amortization expenses as a percentage of revenue was primarily due to depreciation and amortization expenses decreasing at a rate greater than consolidated revenue.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.0 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income. Interest income was $24,000 and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. The decrease was due to a decrease in interest rates when compared to the prior year period.

Income tax expense. We recognized income tax expense of $0.6 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively, or effective tax rates of 54.9% and 27.5%, respectively. The increase in the effective tax rate for the three months ended June 30, 2021 is due to a higher amount of non-deductible expenses in relation to pre-tax income compared to the prior period. There was no material impact to our effective tax rate for the three months ended June 30, 2021 and 2020 as a result of the effects of the COVID-19 pandemic.

Equity investment income (loss). Equity investment loss was $0.8 million for the three months ended June 30, 2021, compared to income of $1,000 for the three months ended June 30, 2020, respectively. The equity investment loss for the three months ended June 30, 2021 includes an impairment loss of $0.8 million on one of our cost method investments. For additional information on our investments please refer to “Note 2. Significant Accounting Policies” in our Consolidated Financial Statements.

Net income. Our net income was $0.5 million for the three months ended June 30, 2021, compared to net income of $6.7 million for the three months ended June 30, 2020, a decrease of $6.2 million, or 92.1%. This decrease was related to the factors discussed above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue. Our consolidated revenue for the six months ended June 30, 2021 was $166.6 million, an increase of $9.9 million, or 6.3%, compared to $156.7 million for the six months ended June 30, 2020. The increase in revenue was due to a $6.1 million, or 37.9%, increase in revenue in our HCN Segment and a $3.7 million, or 2.6%, increase in revenue in our APEI Segment. The HCN Segment revenue increase was primarily due to a 40.2% increase in total enrollment. The APEI Segment revenue increase was primarily as a result of additional military registrations from students utilizing TA and higher revenue per net course registration in the first quarter partially offset by a decrease in net course registrations at APUS for the three months ended June 30, 2021. At APUS, total student net course registrations increased 0.7% during the six months ended June 30, 2021, as compared to the prior year period.

Costs and expenses. Costs and expenses for the six months ended June 30, 2021 were $153.9 million, an increase of $8.9 million, or 6.2%, compared to $145.0 million for the six months ended June 30, 2020. The increase in costs and expenses for the six months ended June 30, 2021 as compared to the prior year period was primarily due to increases in employee compensation costs, professional fees, advertising costs, and information technology costs in our APEI Segment, and increases in employee compensation costs, bad debt expense, and instructional materials costs in our HCN Segment partially offset by decreases in instructional materials costs in our APEI Segment. Results for the six months ended June 30, 2021 include the following costs on a pre-tax basis: $3.7 million in professional fees primarily related to the Rasmussen Acquisition, $3.4 million in information technology costs related to our multi-year technology transformation program, and a $1.1 million increase in advertising costs as compared to the prior year. Results for the six months ended June 30, 2020 included the following costs on a pre-tax basis: $1.9 million in professional fees primarily related to the Rasmussen Acquisition, and $1.9 million in information technology costs related to our multi-year technology transformation program. Costs and expenses as a percentage of revenue was 92.5% for both the six months ended June 30, 2021 and 2020.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2021 were $62.7 million, an increase of $2.7 million, or 4.6%, compared to $60.0 million for the six months ended June 30, 2020. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs in our APEI Segment, and increases in employee compensation costs, and instructional materials costs in our HCN Segment partially offset by decreases in instructional materials costs in our APEI Segment. Instructional costs and services expenses as a percentage of revenue decreased to 37.7% for the six months ended June 30, 2021, from 38.2% for the six months ended June 30, 2020. The decrease in instructional costs and services expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in instructional costs and services expenses.
Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2021 were $36.9 million, an increase of $1.7 million, or 4.7%, compared to $35.2 million for the six months ended June 30, 2020. The increase in selling and promotional expenses was primarily due to increases in employee compensation costs and advertising costs in our APEI Segment, and increases in advertising costs in our HCN Segment. Selling and promotional expenses as a percentage of revenue decreased to 22.2% for the six months ended June 30, 2021, from 22.5% for the six months ended June 30, 2020. The decrease in selling and promotional expenses as a percentage of revenue was primarily due to our consolidated revenue increasing at a rate greater than the increase in selling and promotional expenses.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2021 were $49.0 million, an increase of $6.3 million, or 14.6%, compared to $42.7 million for the six months ended June 30, 2020. The increase in general and administrative expenses for the six months ended June 30, 2021 as compared to the prior year period was primarily the result of increases in professional fees primarily related to the Rasmussen Acquisition, employee compensation costs, and information technology costs in our APEI Segment, and increases in bad debt expense and employee compensation costs in our HCN Segment. For the six months ended June 30, 2021, APEI Segment general and administrative expenses include the following on a pre-tax basis: $3.7 million in professional fees primarily related to the Rasmussen Acquisition and $3.4 million of information technology costs related to our multi-year technology transformation program. Consolidated bad debt expense for the six months ended June 30, 2021 was $2.9 million, or 1.7% of revenue, compared to $2.0 million, or 1.3% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 29.4% for the six months ended June 30, 2021, from 27.3% for the six months ended June 30, 2020. The increase in general and administrative expenses as a percentage of revenue was primarily due to general and administrative expenses increasing at a rate greater than the increase in our consolidated revenue. As we continue to plan for the integration of the Rasmussen Acquisition, eventually integrate the acquisition, and evaluate and execute on strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

Depreciation and amortization expenses. Depreciation and amortization expenses were $5.2 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 3.1% for the six months ended June 30, 2021, from 4.3% for the six months ended June 30, 2020. The decrease in depreciation and amortization expenses as a percentage of revenue was primarily due to a decrease in depreciation and amortization expenses during a period when consolidated revenue increased.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $4.2 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income. Interest income was $0.1 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease was due to a decrease in interest rates when compared to the prior year period.

Income tax expense. We recognized income tax expense of $3.3 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively, or effective tax rates of 27.6% and 27.8%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 is due to a $0.3 million benefit from Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718), in the current year period. There was no material impact to our effective tax rate for the six months ended June 30, 2021 and 2020 as a result of the effects of the COVID-19 pandemic.

Equity investment income (loss). Equity investment loss was $0.8 million for the six months ended June 30, 2021. There was no equity investment income or loss for the six months ended June 30, 2020. The equity investment loss for the six months ended June 30, 2021 includes an impairment loss of $0.8 million on one of our cost method investments. For additional information on our investments please refer to “Note 2. Significant Accounting Policies” in our Consolidated Financial Statements.

Net income. Our net income was $8.6 million for the six months ended June 30, 2021, compared to net income of $9.1 million for the six months ended June 30, 2020, a decrease of $0.5 million, or 5.2%. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue:
American Public Education Segment	$66,893	$73,547	$144,315	$140,641
Hondros College of Nursing Segment	11,134	8,602	22,266	16,141
Intersegment elimination	(13)	(22)	(26)	(39)
Total Revenue	$78,014	$82,127	$166,555	$156,743
Income (loss) from operations before interest income and income taxes:
American Public Education Segment	$1,859	$9,077	$11,713	$12,655
Hondros College of Nursing Segment	117	(35)	900	(921)
Intersegment elimination	(1)	(1)	(1)	—
Total income from operations before interest income and income taxes	$1,975	$9,041	$12,612	$11,734

APEI Segment

For the three months ended June 30, 2021, the $6.7 million, or 9.0%, decrease to approximately $66.9 million in revenue in our APEI Segment was attributable to lower net course registrations. Net course registrations at APUS decreased 7.8% to approximately 82,600 for the three months ended June 30, 2021 from approximately 89,600 during the same period in 2020. Income from operations before interest income and income taxes decreased to $1.9 million during the three months ended June 30, 2021, from $9.1 million, a decrease of $7.2 million, or 79.5%, compared to the prior year as a result of a decrease in revenue due to decreases in net course registrations as discussed above. We anticipate that revenue and enrollment at APUS for the quarter ending September 30, 2021 will continue to be adversely impacted by disruptions related to the Army’s transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, and may be impacted by a further moderation in near-term demand for online education due to the abatement of the COVID-19 pandemic.

For the six months ended June 30, 2021, the $3.7 million, or 2.6%, increase to approximately $144.3 million in revenue in our APEI Segment was primarily attributable to higher net course registrations during the first quarter, primarily as a result of additional military registrations. Net course registrations at APUS increased 0.7% to approximately 175,600 for the six months ended June 30, 2021 from approximately 174,400 during the same period in 2020. Income from operations before interest income and income taxes in our APEI Segment was $11.7 million during the six months ended June 30, 2021, a decrease of $0.9 million, or 7.4%, compared to the same period in 2020, as a result of increases in costs and expenses including higher professional fees, and compensation, advertising and technology costs.

HCN Segment

For the three months ended June 30, 2021, the $2.5 million, or 29.4%, increase to approximately $11.1 million in revenue in our HCN Segment was attributable to an increase in total student enrollment. HCN total student enrollment increased 35.8% to approximately 2,400 from approximately 1,700 students during the three months ended June 30, 2021 compared to the same period in 2020. Income from operations before interest income and income taxes in our HCN Segment was $0.1 million during the three months ended June 30, 2021, compared to a loss of $35,000 in the same period in 2020, an increase of $0.2 million, primarily as a result of the increase in revenue due to higher enrollment discussed above.

For the six months ended June 30, 2021, the $6.1 million, or 37.9%, increase to approximately $22.3 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN total student enrollment increased 40.2% during the six months ended June 30, 2021 compared to the same period in 2020. The income from operations before interest income and income taxes in our HCN Segment was $0.9 million during the six months ended June 30, 2021, compared to a loss of $0.9 million in the same period in 2020, primarily as a result of the increase in revenue due to higher enrollment discussed above.

Liquidity and Capital Resources

Liquidity

We financed operating activities and capital expenditures during the six months ended June 30, 2021 and 2020 with cash provided by operating activities. Cash and cash equivalents were $317.0 million and $227.7 million at June 30, 2021 and December 31, 2020, respectively, representing an increase of $89.3 million, or 39.2%. Cash and cash equivalents at June 30, 2021 increased by $100.9 million from $216.0 million, or 46.7%, as compared to June 30, 2020. The increase in cash and cash equivalents was primarily due to the net proceeds of approximately $86.2 million from the underwritten public offering of 3,680,000 shares of our common stock completed on March 1, 2021, and cash provided by our operating activities, partially offset by cash used in investing activities.

We derive a significant portion of our revenue from TA from the DoD and programs from the VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. Disruptions related to the Army’s transition to a new system for soldiers to use to request TA have adversely impacted APUS’s ability to invoice the Army for Army registrations and have adversely impacted accounts receivable balances and cash flow from operations. As of June 30, 2021, approximately $14.9 million in accounts receivable, of which $10.6 million is older than 60 days from the course start date, was due from the Army due to the disruption associated with the transition to ArmyIgnitED.

Another significant source of revenue is derived from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term.
We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. Our operating expenditures may increase in future periods as we continue to invest in the modernization of our information technology systems, advertising, and other expenditures. For the year ended December 31, 2020, we incurred approximately $5.6 million on our multi-year technology transformation program, and we anticipate spending between approximately $5.0 million and $7.0 million in 2021. For the six months ended June 30, 2021, we incurred approximately $3.4 million on our information technology transformation program, focusing on specific information technology projects, including the replacement of our customer relationship management system. We will continue to evaluate our Partnership At a Distance™, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well.
Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may increase as we continue to plan for the integration of the Rasmussen Acquisition, eventually integrate the acquisition, and continue to evaluate and execute on strategic growth opportunities and enhancements to our business capabilities. We expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. For the three and six months ended June 30, 2021, we incurred approximately $3.1 million and $3.6 million of acquisition-related expenses, respectively, included in general and administrative on the Consolidated Statements of Income. We anticipate spending between approximately $1.5 million and $2.5 million in professional fees related to the Rasmussen Acquisition integration during the third quarter 2021.

We raised additional capital to finance the Rasmussen Acquisition, as discussed below, and we may also need additional capital in the future, including to finance other business acquisitions and investments in technology or to achieve growth or fund other business initiatives. In February 2021, we filed a shelf registration statement in order to help facilitate potential public offerings of our securities. On March 1, 2021, we completed an underwritten public offering of 3,680,000 shares of our common stock at a price to the public of $25.00 per share for net proceeds of approximately $86.2 million, after deducting underwriting discounts and commissions and offering expenses.

Acquisition of Rasmussen University

In connection with entering into the Rasmussen Agreement, on October 28, 2020, we entered into a senior secured credit facilities commitment letter, or the Commitment Letter, with Macquarie Capital (USA) Inc., or Macquarie Capital, and Macquarie Capital Funding LLC, or Macquarie Lender, and together, Macquarie, pursuant to which Macquarie Lender committed to provide (i) a senior secured term loan facility in the aggregate principal amount of $175 million, or the Term Loan, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million, or together with the Term Loan, the Facilities. On January 26, 2021, we entered into a joinder agreement pursuant to which Macquarie assigned a portion of the commitments to Truist Bank and Truist Securities, Inc., or together, Truist. Macquarie Capital and Truist will act as lead arrangers and bookrunners with respect to the Facilities.

Borrowings under the Facilities are expected to bear interest at a per annum rate equal to LIBOR (subject to a floor of 0.75%) plus an applicable margin of 5.50%. The Facilities are expected to be guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions, or the Subsidiary Guarantors, and secured by a lien on substantially all of our assets and those of the Subsidiary Guarantors. We intend to pay a portion of the cash consideration for the Rasmussen Acquisition with proceeds from the Term Loan.

Our future capital requirements will depend on a number of factors. There can be no guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

During the three and six months ended June 30, 2021, we did not repurchase shares of common stock. As of June 30, 2021, there remained $8.4 million available under our share repurchase authorization.

For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report.

Operating Activities

Net cash provided by operating activities was $8.9 million and $31.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash from operating activities is primarily due to changes in working capital due to the timing of receipts and payments, and higher estimated tax payments in 2021 compared to prior year. Tax payments for income taxes were $6.9 million for the six months ended June 30, 2021, compared to $1.8 million for the six months ended June 30, 2020, an increase of $5.1 million. The following changes in working capital accounts had a negative impact on operating cash flow for the six months ended June 30, 2021, as compared to the prior year period: changes in accounts receivable of $5.7 million primarily due to the disruption caused by the Army’s transition to the ArmyIgnitED system; accounts payable, accrued compensation and benefits, and accrued liabilities of $6.5 million due in part to higher incentive-based compensation payments in the current year period; and deferred revenue of $3.8 million due to lower revenue in the current year period. Disruptions related to the Army’s transition to a new system for soldiers to use to request TA have adversely impacted APUS’s ability to invoice the Army for Army registrations and may impact future accounts receivable balances and cash flow from operations. As of June 30, 2021, approximately $14.9 million in accounts receivable, of which $10.6 million is older than 60 days from the course start date, was due from the Army due to the disruption caused by the transition to ArmyIgnitED.

Investing Activities

Net cash used in investing activities was $3.0 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. This increase was primarily related to an increase in technology-related capital expenditures as well as capital expenditures related to the set-up of the Akron, Ohio campus.

Financing Activities

Net cash provided by financing activities was $83.4 million for the six months ended June 30, 2021, compared to $15.6 million of net cash used in financing activities for the six months ended June 30, 2020, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2021 was due to our underwritten public offering of common stock for aggregate net proceeds of approximately $86.2 million. For the six months ended June 30, 2020, we used $13.6 million to repurchase shares of our common stock in accordance with our share repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2021. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. For example, during the period ended June 30, 2020 and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to reduce interest income earned on our invested funds. However, the decrease in interest income did not have a material impact on our earnings. At June 30, 2021, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2021. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Army service members participating in TA programs constituted approximately 22.9% of APUS’s adjusted net course registrations for 2020. APUS relies on the ability of the Army, and the other branches of the Armed Forces, to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army previously announced that it would transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, that soldiers could use to apply for TA. As described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” this transition has been beset by delays and resulted in temporary suspension and disruption of the Army’s TA programs. While soldiers could continue to directly register for courses with the expectation TA can be retroactively applied for, Army officials have indicated that soldiers will be reimbursed for out-of-pocket costs incurred while ArmyIgnitED is unavailable and the Army has created a process for soldiers to seek reimbursement. On July 16, 2021, the Army released a list of educational institutions that are permitted to begin to enroll students with TA after the ArmyIgnitED system goes live. The Army included AMU and APU on the list of institutions that had taken the steps necessarily to support enrollment of students through the new system, and on July 19, 2021, the ArmyIgnitED system went live for soldiers seeking to use TA for courses at APUS. There is no assurance that the new portal will work correctly or efficiently or will not have other impacts on soldiers’ ability to participate in the TA programs or receive funds under those programs. While the transition did not adversely affect registrations and revenue for the quarter ended March 31, 2021, there was an adverse impact on registrations and revenue for the quarter ending June 30, 2021, and we expect the impact to continue for the quarter ending September 30, 2021. The inability of soldiers to participate in TA programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition, particularly because soldiers make up the largest group of TA participants at APUS. In addition, TA will have to be retroactively sought and obtained for soldiers who registered for courses during the period beginning March 8, 2021. As a result, it is possible that we could incur bad debt expenses if soldiers who expect to receive TA do not receive it and do not otherwise pay the tuition for their courses. The disruption to the Army’s systems has also adversely impacted APUS’s ability to invoice the Army for Army registrations and has adversely impacted accounts receivable, and may impact future registrations, revenue and accounts receivable balances and cash flow from operations.

Moderating demand for our programs as a result of the abatement of the COVID-19 pandemic could adversely affect our business, financial condition, and results of operations.

In 2020, we experienced an increase in net course registrations at APUS and an increase in student enrollment at HCN. We believe the increase in net course registrations at APUS was in part due to the impact of the COVID-19 pandemic, and that the increase in student enrollment at HCN was due in part to an increase in demand for nursing education and a change in the competitive environment due to COVID-19. There is no assurance that the increases will be sustained, and as the COVID-19 pandemic abates, we believe near-term demand for our programs could moderate further.

Congressional and administrative examination of for-profit institutions has resulted in and could result in further legislative and regulatory changes that may materially and adversely affect our business.

ARPA modifies the 90/10 Rule to require that a for-profit institution derive not less than 10% of its revenue from sources other than “federal education assistance funds.” Prior to going into effect, the provisions of ARPA related to the 90/10 Rule are required to go through a negotiated rulemaking process. An ED final rule to implement the ARPA provision is not expected to go into effect until July 1, 2023 at the earliest, and we cannot predict to what extent ARPA and the final rule will affect us and our institutions. ARPA does not define “federal education assistance funds”. However, we expect such definition to be developed as part of the required negotiated rulemaking and anticipate that ED would seek to include TA and VA education benefits in the scope of the definition. If the rulemaking process results in TA and VA being included in the “90%” side of the ratio, our institutions’ 90/10 Rule percentage will increase. This change, and any resulting actions we take to adjust the operations of our institutions to comply with the rule, could have a material adverse impact on the financial condition and operations of our institutions.

We also cannot predict the likelihood that Congress or the President will continue to modify the 90/10 Rule with respect to relevant sources of funds or other aspects of the calculation. For example, in recent years Congress has considered various other proposals that would modify the 90/10 Rule, including proposals to decrease the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions. In addition, one state has passed and other states may in the future pass their own versions of the 90/10 Rule that include TA and VA education benefits or other sources of funds in the “90%” side of the ratio. To the extent that any additional laws or regulations, including regulations under ARPA, are adopted that limit or condition the participation of for-profit schools or distance education programs in TA or in Title IV programs, or that limit or condition the amount of TA for which for-profit schools or distance education programs are eligible to receive, our financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended June 30, 2021, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1, 2021	—	$—	—	327,641	$8,396,734
April 1, 2021 - April 30, 2021	—	—	—	327,641	8,396,734
May 1, 2021 - May 31, 2021	—	—	—	350,401	8,396,734
June 1, 2021 - June 30, 2021	—	—	—	350,401	8,396,734
Total	—	$—	—	350,401	$8,396,734

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

(3)During the three month period ended June 30, 2021, we were deemed to have repurchased 1,303 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    On August 5, 2021, in connection with an evaluation and review of our costs and expenses, we initiated a plan to reduce costs. The plan includes a reduction in force that resulted in the termination of 11 full-time faculty members at APUS, and 33 non-faculty employees across a variety of roles and departments at APEI and APUS, representing approximately 3.2% of the APUS full-time faculty workforce, and 3.6% of the APEI and APUS non-faculty workforce. Substantially all of the affected employees have been notified of the reduction. We expect to substantially complete this workforce reduction by August 9, 2021. We will record expenses for termination benefits related to the workforce reduction in the third quarter of 2021 in accordance with FASB ASC 420, Exit or Disposal Cost Obligations. We estimate that we will incur an aggregate of approximately $1.1 million of pre-tax cash expenses associated with employee severance benefits. The reduction in force is expected to result in pre-tax labor and benefit savings in 2021 to be in the range of approximately $0.5 million to $2.5 million, and in the range of approximately $2.6 million to $3.6 million on an annualized basis. These cost savings do not include expenses associated with employee severance benefits. The Company expects cost reductions other than labor and benefits cost savings to result in savings in 2021 in the range of approximately $4.3 million to $6.3 million. The actual costs and benefits of the plan are preliminary and may vary based on various factors, including the timing of implementation and changes in underlying assumptions and projections. There is no certainty that the program, or any other expense reduction initiative, will have the intended benefits of reducing costs and expenses over the long-term, or whether there will be adverse impacts, including as a result of the loss of valuable employees.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	August 9, 2021
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 9, 2021
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)