Form 10-Q
period 2021-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2021-11-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of November 5, 2021 was 18,709,171.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30, 2021	As of December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$141,487	$227,686
Accounts receivable, net of allowance of $11,010 in 2021 and $5,983 in 2020	29,447	17,652
Prepaid expenses	13,152	6,472
Income tax receivable	5,822	—
Total current assets	189,908	251,810
Property and equipment, net	102,565	68,434
Operating lease assets, net	83,886	8,743
Investments	9,668	10,495
Intangible assets, net	88,936	3,721
Goodwill	243,766	26,563
Other assets, net	4,458	1,252
Total assets	$723,187	$371,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,066	$3,757
Accrued compensation and benefits	17,724	15,660
Accrued liabilities	14,723	10,967
Deferred revenue and student deposits	25,990	22,104
Income tax payable	—	178
Operating lease liabilities, current	13,876	2,392
Long-term debt, current	8,750	—
Total current liabilities	90,129	55,058
Operating lease liabilities, long-term	73,420	6,455
Deferred income taxes	1,864	2,580
Long-term debt, net	153,336	—
Total liabilities	318,749	64,093
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; Authorized shares - 10,000; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized shares - 100,000; 18,709 issued and outstanding in 2021; 14,809 issued and outstanding in 2020	187	148
Additional paid-in capital	284,700	195,597
Retained earnings	119,551	111,180
Total stockholders’ equity	404,438	306,925
Total liabilities and stockholders’ equity	$723,187	$371,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue	$98,248	$79,133	$264,803	$235,876
Costs and expenses:
Instructional costs and services	42,544	31,084	105,257	91,058
Selling and promotional	23,458	18,523	60,350	53,765
General and administrative	26,598	22,574	75,579	65,314
Loss on disposals of long-lived assets	—	418	182	742
Depreciation and amortization	4,386	3,226	9,561	9,955
Total costs and expenses	96,986	75,825	250,929	220,834
Income from operations before interest and income taxes	1,262	3,308	13,874	15,042
Interest (expense) income	(1,305)	121	(1,167)	1,002
(Loss) income before income taxes	(43)	3,429	12,707	16,044
Income tax expense	224	785	3,509	4,291
Equity investment loss	—	(2)	(827)	(2)
Net (loss) income	$(267)	$2,642	$8,371	$11,751

Net (loss) income per common share:
Basic	$(0.01)	$0.18	$0.47	$0.79
Diluted	$(0.01)	$0.18	$0.46	$0.78
Weighted average number of common shares:
Basic	18,700	14,797	17,874	14,870
Diluted	18,855	15,011	18,048	15,021

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2019	15,178	$152	$190,620	$105,961	$296,733
Issuance of common stock under employee benefit plans	258	2	(2)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(79)	(1)	(2,096)	—	(2,097)
Stock-based compensation	—	—	5,265	—	5,265
Repurchased and retired shares of common stock	(548)	(5)	—	(13,603)	(13,608)
Net income	—	—	—	11,751	11,751
Balance as of September 30, 2020	14,809	$148	$193,787	$104,109	$298,044

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2020	14,809	$148	$195,597	$111,180	$306,925
Issuance of common stock in public offering	3,680	37	86,168	—	86,205
Issuance of common stock under employee benefit plans	319	3	(3)	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(99)	(1)	(3,031)	—	(3,032)
Stock-based compensation	—	—	5,969	—	5,969
Net income	—	—	—	8,371	8,371
Balance as of September 30, 2021	18,709	$187	$284,700	$119,551	$404,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Operating activities
Net income	$8,371	$11,751
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization, including debt issuance	9,561	9,955
Amortization of debt issuance costs	223	—
Stock-based compensation	5,969	5,265
Equity investment loss	827	2
Deferred income taxes	2,489	1,974
Loss on disposals of long-lived assets	182	742
Other	6	24
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(1,058)	1,765
Prepaid expenses	(2,076)	(807)
Income tax receivable/payable	(6,000)	(743)
Operating leases, net	766	(26)
Other assets	(1,594)	(427)
Accounts payable	3,595	943
Accrued compensation and benefits	(813)	3,031
Accrued liabilities	(1,022)	3,219
Deferred revenue and student deposits	(18,847)	8,065
Net cash provided by operating activities	579	44,733
Investing activities
Cash paid for acquisition, net of cash acquired	(325,509)	—
Capital expenditures	(5,813)	(4,171)
Proceeds from the sale of real property	—	412
Net cash used in investing activities	(331,322)	(3,759)
Financing activities
Cash paid for repurchase of common stock	(3,032)	(15,705)
Cash received from issuance of common stock	86,205	—
Cash received from borrowings	175,000	—
Cash paid for debt issuance costs	(13,629)	—
Net cash provided by (used in) financing activities	244,544	(15,705)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(86,199)	25,269
Cash, cash equivalents, and restricted cash at beginning of period	227,686	202,740
Cash, cash equivalents, and restricted cash at end of period	$141,487	$228,009

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$6,983	$3,062

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to students through subsidiary institutions that include:

•American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC.

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, a nursing- and health sciences-focused institution, provides postsecondary education to students at its 23 campuses across six states and online. The Company completed the acquisition of Rasmussen University, or the Rasmussen Acquisition, on September 1, 2021, or the Closing Date. See “Note 3. Acquisition Activity” for more information on this acquisition. The Consolidated Financial Statements do not include the operating results or financial position of Rasmussen University for any periods prior to the Closing Date. RU is institutionally accredited by HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students enrolled at six campuses in Ohio, including a campus in Akron that opened in April 2021, and one campus in Indianapolis, Indiana, to serve the needs of the nursing and healthcare communities. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES.

The Company’s institutions are licensed or otherwise authorized, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs by state authorities to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs. During the third quarter of 2021, the Company revised its reportable segments, as discussed further in “Note 9. Segment Information” Prior period segment disclosures have been restated to conform to the current period presentation.

    The Company’s operations are organized into three reportable segments:

•American Public University System, or APUS Segment. This segment reflects the operational activities of APUS.

•Rasmussen University Segment, or RU Segment. This segment reflects the operational activities of RU.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Specifically, at September 30, 2021, Intangible assets, net are disclosed as a separate financial statement line item on the Consolidated Balance Sheet. Prior to September 30, 2021, Intangible assets, net, were presented in the Consolidated Balance Sheet in Other assets, net.

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

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs and, as of September 30, 2021, amounts to secure letters of credit, including $24.2 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of the ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.6 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for an RU leased campus. The Company is required to maintain funds from Title IV programs and restrict these funds pursuant to the terms of the applicable institution’s program participation agreement with ED. Restricted cash on the Company’s Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, excluding the restricted certificates of deposit, was $1.8 million and $1.2 million, respectively. Total restricted cash as of September 30, 2021 and December 31, 2020 is $26.6 million and $1.2 million, respectively.

Fair Value of Financial Instruments

The Company measures certain financial assets at fair value for disclosure purposes, as well as on a nonrecurring basis when they are deemed to be other-than-temporary impairments.

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

    The Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued liabilities are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The carrying value of long-term debt approximates fair value as it is based on variable rate index.

Investments

The Company periodically evaluates its equity method investment for indicators of an other-than-temporary impairment. Factors the Company considers when evaluating for an other-than-temporary impairment include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity investment loss, and the equity investment balance is reduced to its fair value.
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
During the three months ended June 30, 2021, the Company determined that impairment indicators existed and concluded the fair value of a cost method investment was less than its carrying amount, resulting in a pretax non-cash impairment charge of approximately $0.8 million. This impairment charge is included in equity investment loss in the Consolidated Statements of Income. There was no impairment charge during the three months ended September 30, 2021 and during the nine months ended September 30, 2020. As of September 30, 2021, the aggregate carrying amount of the Company’s investments accounted for under Financial Accounting Standards Board Accounting Standards Codification 321, Investments - Equity Securities, or FASB ASC 321, presented on its Consolidated Balance Sheets on a one-line basis as “Investments”, was approximately $8.5 million.
Self-Insured Liabilities
RU has a partially self-insured health plan (the Plan) for employee health benefits and records self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. The Plan carries insurance with a yearly loss limit per person of $225,000 and a maximum claims expense of 125% of the average claim value. Self-insurance liabilities for employee health benefits claims are recorded in the accrued compensation and benefits line item of the Consolidated Balance Sheet and are $1.3 million as of September 30, 2021.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the tangible and intangible assets and liabilities assumed. Intangible assets are recorded at their estimated fair value as of the acquisition date, and are classified as either indefinite-lived or definite-lived. Indefinite-lived intangible assets are trade name and accreditation, licensing and Title IV. Definite-lived intangible assets are student roster, curricula, and lead conversions. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment or more frequently if circumstances indicate potential impairment.
Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset.

Stock-based Compensation
Stock-based payments may include incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing. Stock-based compensation cost is recognized as an expense, generally over a three-year vesting period, using the straight-line method for employees and the graded-vesting method for members of the Board of Directors, and is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions, including assumptions with respect to expected stock price volatility and the risk-free interest rate.

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

Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Instructional costs and services	$274	$343	$1,129	$1,223
Selling and promotional	142	252	706	729
General and administrative	1,388	1,347	4,134	3,313
Stock-based compensation expense in operating income	$1,804	$1,942	$5,969	$5,265

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2021 and 2020, the Management Development and Compensation Committee of the Company’s Board of Directors approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant, and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s current year annual incentive-based compensation plans of approximately $0.1 million and $2.6 million during the three and nine month periods ended September 30, 2021, compared to an aggregate expense of $2.1 million and $5.1 million during the three and nine month periods ended September 30, 2020.

Common Stock

On March 1, 2021, the Company completed an underwritten public offering of 3,680,000 shares of its common stock at a price to the public of $25.00 per share for net proceeds of approximately $86.2 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Note 3. Acquisition Activity

On September 1, 2021, the Company completed the Rasmussen Acquisition. The Rasmussen Acquisition was completed pursuant to a Membership Interest Purchase Agreement, or the Purchase Agreement, dated October 28, 2020, by and among the Company, FAH Education, LLC, or Seller, Rasmussen, LLC, or Rasmussen, and Rasmussen College, LLC, a wholly owned subsidiary of Rasmussen, or Rasmussen College.

Pursuant to the Purchase Agreement, on the Closing Date, the Company purchased from Seller all membership interests in Rasmussen for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, and net of cash acquired, of $325.5 million in cash. Upon completion of the Rasmussen Acquisition, Rasmussen merged into Rasmussen College and Rasmussen College became a wholly owned subsidiary of the Company.

The Company applied the acquisition method of accounting to the Rasmussen Acquisition, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects the fair value associated with the RU workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the acquisition was allocated to the Rasmussen reportable segment in the amount of $217.2 million and is deductible for tax purposes.

For the three and nine months ended September 30, 2021, the Company incurred approximately $1.5 million and $5.0 million of acquisition-related expenses, respectively, which are included in general and administrative on the Consolidated Statements of Income.

The preliminary opening balance sheet is subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and goodwill. The Company has up to one year from the Closing Date, or the measurement period, to complete the allocation of the purchase price. As the Company finalizes its assessment of the fair values of certain acquired assets and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.

The following table summarizes the components of the estimated consideration along with the purchase price allocation (in thousands):

Purchase Price Allocation (Unaudited)	Amount
Cash and cash equivalents	$329,000
Working capital adjustment and additional cash contributions	1,704
Total consideration	330,704

Assets acquired:
Cash and cash equivalents	5,200
Accounts receivable	10,700
Prepaid expenses	4,600
Property and equipment, net	36,996
Operating lease assets	75,800
Deferred tax asset	3,205
Intangible assets	86,500
Other assets	600
Total assets acquired	223,601

Liabilities assumed:
Accounts payable	1,200
Accrued expenses	6,700
Deferred revenue	22,700
Operating lease liabilities, current	11,200
Operating lease liabilities, long-term	67,000
Other liabilities	1,300
Total liabilities assumed	110,100
Net assets acquired	113,501
Goodwill	$217,203

The fair value of the identified intangible assets including the trade name, student roster, and lead conversions were determined using the income-based approach. The fair value of curricula and accreditation, licensing, and Title IV identified intangible assets were determined using the cost approach. The table below presents a summary of intangible assets acquired and the useful lives of these assets (in thousands):

Intangible Assets (Unaudited)	Useful life	Amount
Trade name	Indefinite	26,500
Accreditation, licensing and Title IV	Indefinite	24,500
Student roster	2 years	20,000
Curricula	3 years	14,000
Lead conversions	2 years	1,500
		$86,500

Pro Forma Financial Information

The following unaudited pro forma information is presented as if the Rasmussen Acquisition occurred on January 1, 2020. In preparing the pro forma results, the Company is required to make estimates and assumption including with respect to underlying financial performance, purchase accounting, appropriate depreciation and amortization methods, effective tax rate, and future interest rates, among other estimates and assumptions. The Company believes that these estimates and assumptions are reasonable under the circumstances. The pro forma results do not represent what may occur in the future as actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company’s Consolidated Financial Statements. The table below presents the Company’s pro forma combined revenue and net income (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Revenue	$446,984	$427,415
Net Income	15,781	16,499

Graduate School USA

On August 11, 2021, the Company announced that it had entered into an agreement to acquire substantially all of the assets of Graduate School USA, or Graduate School, one of the largest providers of training to the federal government workforce, for approximately $1.0 million. The purchase price is subject to working capital adjustments, and the acquisition is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of closing conditions.

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended September 30, 2021
	(Unaudited)
	APUS	RU	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$65,321	$17,838	$9,534	$(30)	$92,663
Graduation fees	397	—	—	—	397
Textbook and other course materials	—	3,282	1,556	—	4,838
Other fees	188	12	150	—	350
Total Revenue	$65,906	$21,132	$11,240	$(30)	$98,248

	Three Months Ended September 30, 2020
	(Unaudited)
	APUS	RU	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$69,058	$—	$7,977	$(67)	$76,968
Graduation fees	401	—	—	—	401
Textbook and other course materials	—	—	1,411	—	1,411
Other fees	200	—	153	—	353
Total Revenue	$69,659	$—	$9,541	$(67)	$79,133

	Nine Months Ended September 30, 2021
	(Unaudited)
	APUS	RU	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$208,727	$17,838	$28,290	$(156)	$254,699
Graduation fees	1,042	—	—	—	1,042
Textbook and other course materials	—	3,282	4,801	—	8,083
Other fees	552	12	415	—	979
Total Revenue	$210,321	$21,132	$33,506	$(156)	$264,803

	Nine Months Ended September 30, 2020
	(Unaudited)
	APUS	RU	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$208,773	$—	$21,636	$(182)	$230,227
Graduation fees	1,001	—	—	—	1,001
Textbook and other course materials	—	—	3,634	—	3,634
Other fees	602	—	412	—	1,014
Total Revenue	$210,376	$—	$25,682	$(182)	$235,876

The RU Segment reflects the operations of RU, which was acquired on the Closing Date, through September 30, 2021. The Company did not consolidate the financial results of the RU Segment prior to the Closing Date.

The APUS Segment charges the HCN Segment and corporate employees for the value of courses taken by HCN Segment employees at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of September 30, 2021 and December 31, 2020.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of RU and HCN. Deferred revenue at September 30, 2021 was $26.0 million and includes $9.2 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $16.8 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2020 was $22.1 million and includes $13.7 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.4 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS and RU do not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student graduates or otherwise exits the program. Interest charged by HCN on payment plans was immaterial for the periods presented.

Note 5. Leases

    The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Maryland under an operating lease that expires in May 2022, and until May 2021, leased administrative office space in Virginia. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 23 campuses located in six states under operating leases that expire through October 2033. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases six campuses located in Ohio and one campus in Indianapolis, Indiana, under operating leases that expire through June 2029.

In November 2021, HCN entered into a lease agreement for a new campus location in suburban Detroit, Michigan for a lease term beginning in April 2022 and expiring in March 2032. The total value of the minimum rental payments for the initial term of this lease is $4.9 million.

Operating lease assets are right of use, or ROU, assets, which represent the right to use the underlying assets for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term, on the Consolidated Balance Sheets. These lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company estimates an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU assets include all remaining lease payments and exclude lease incentives.

    Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine month periods ended September 30, 2021 was $1.8 million and $3.4 million, respectively, compared to $0.7 million and $2.2 million for the three and nine month periods ended September 30, 2020, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine month periods ended September 30, 2021 was $1.9 million and $3.4 million, respectively, and is included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine month periods ended September 30, 2020 was $0.7 million and $2.2 million, respectively, and is included in operating cash flows.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2021 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Lease Payments
2021 (remaining)	$4,053
2022	16,036
2023	13,087
2024	11,377
2025	10,150
2026	9,916
2027 and beyond	33,572
Total future minimum lease payments	98,191
Less imputed interest	(10,895)
Present value of operating lease liabilities	$87,296

Balance Sheet Classification (Unaudited)
Operating lease liabilities, current	$13,876
Operating lease liabilities, long-term	73,420
Total operating lease liabilities	$87,296

Other Information (Unaudited)
Weighted average remaining lease term (in years)	7.76
Weighted average discount rate	3.1%

Note 6. Goodwill and Intangible Assets

In connection with the Rasmussen Acquisition, the Company applied FASB ASC 805, Business Combinations, using the acquisition method of accounting, and recorded $217.2 million of goodwill, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company previously recorded goodwill in the amount of $38.6 million in connection with its acquisition of HCN, and later recorded charges reducing the carrying value of our goodwill to $26.6 million.

Changes in the carrying amount of goodwill by reportable segment during the years ended September 30, 2021 and 2020 are as follows (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2020	$—	$—	$26,563	$26,563
Goodwill acquired	—	217,203	—	217,203
Impairment	—	—	—	—
Goodwill as of September 30, 2021	$—	$217,203	$26,563	$243,766

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which includes trade name, accreditation, licensing and Title IV, and affiliate agreements, and recorded $35.5 million and $4.4 million, respectively, of identified intangible assets with a definite useful life. At the acquisition date, the useful life assigned to each type of intangible asset with a definite useful life was as follows for the RU Segment:

Useful Life
Curricula	3 years
Lead conversions	2 years
Student Roster	2 years

As of September 30, 2021 and December 31, 2020, all HCN Segment recorded identified intangible assets with a definite useful life were fully amortized. HCN Segment indefinite-lived Intangible assets, consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Unaudited)
Indefinite-lived intangible assets
Trade name	1,998	—	1,998
Accreditation, licensing and Title IV	1,686	—	1,686
Affiliation agreements	37	—	37
Total indefinite-lived intangible assets	3,721	—	3,721

RU Segment Intangible assets consist of the following as of September 30, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	833	19,167
Curricula	14,000	389	13,611
Lead conversions	1,500	63	1,437
Total finite-lived intangible assets	$35,500	$1,285	$34,215
Indefinite-lived intangible assets
Trade name	26,500	—	26,500
Accreditation, licensing and Title IV	24,500	—	24,500
Total indefinite-lived intangible assets	51,000	—	51,000
Total intangible assets	$86,500	$1,285	$85,215

The Company evaluated events and circumstances related to the valuation of goodwill and intangibles, recorded within our HCN Segment, through September 30, 2021 and 2020, respectively, to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. These evaluations concluded there were no indicators of impairment during the three and nine months ended September 30, 2021 and 2020, and consequently, there were no impairment of goodwill or intangible assets during those periods.

Determining the fair value of HCN goodwill and intangible assets requires judgment and the use of significant estimates and assumptions, including fluctuations in enrollments, revenue growth rates, operating margins, discount rates and future economic market conditions, among others. Given the current competitive and regulatory environment, and the uncertainties regarding the related impact on HCN’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Basic weighted average shares outstanding	18,700	14,797	17,874	14,870
Effect of dilutive restricted stock and options	155	214	174	151
Diluted weighted average shares outstanding	18,855	15,011	18,048	15,021

The table below reflects a summary of securities that could potentially dilute basic net income per common share in future periods that were not included in the computation of diluted earnings per share because the effect would have been antidilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock Options	112	61	112	61
Restricted Shares	11	16	3	48
Total antidilutive securities	123	77	115	109

Note 8. Long-Term Debt

On the Closing Date, APEI, as borrower, entered into a Credit Agreement (the “Credit Agreement”) with Macquarie Capital Funding LLC, as administrative agent and collateral agent (the “Agent”), Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto (the “Lenders”). The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175 million (the “Term Loan”) with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Facilities”) with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on the Closing Date and is presented net of the debt issuance costs of $12.9 million in the Consolidated Balance Sheet. The debt issuance costs are being amortized using the effective interest method over the term of the Term Loan. Debt issuance costs of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding on the Revolving Credit Facility at September 30, 2021.

The Credit Agreement provides APEI with the option, subject to certain conditions, including obtaining commitments from one or more lenders, to increase the total commitments under the Revolving Credit Facility, increase the amount of the Term Loan and/or incur incremental term loan facilities in an aggregate amount not to exceed the sum of (A) the greater of (1) $91.0 million and (2) an amount equal to consolidated EBITDA on a pro forma basis for the most recently ended four-quarter period (less the aggregate amount of certain other incremental indebtedness permitted to be incurred by APEI, and plus the aggregate amount of voluntary prepayments of certain other incremental indebtedness permitted to be incurred by APEI) and (B) an amount (1) in the case of secured incremental facilities that rank pari passu with the Facilities, such that the First Lien Net Leverage Ratio would not be greater than 1.50 to 1.00 and the Total Net Leverage Ratio would not be greater than 2.00 to 1.00, (2) in the case of secured incremental facilities that rank junior to the Facilities, such that the Secured Net Leverage Ratio would not be greater than 1.75 to 1.00 and the Total Net Leverage Ratio would not be greater than 2.00 to 1.00, and (3) in the case of unsecured incremental facilities, such that the Total Net Leverage Ratio would not be greater than 2.00 to 1.00 or the

Interest Coverage Ratio would not be less than 2.00 to 1.00. The First Lien Net Leverage Ratio, the Secured Net Leverage Ratio and the Total Net Leverage Ratio are each defined in the Credit Agreement and reflect a ratio of (x) in the case of the First Lien Net Leverage Ratio, consolidated first lien indebtedness (net of unrestricted cash and cash equivalents in excess of $50.0 million) to consolidated EBITDA, (y) in the case of the Secured Net Leverage Ratio, consolidated secured indebtedness (net of unrestricted cash and cash equivalents in excess of $50.0 million) to consolidated EBITDA, and (z) in the case of the Total Net Leverage Ratio, consolidated total indebtedness to consolidated EBITDA. The Interest Coverage Ratio is also defined in the Credit Agreement and reflects a ratio of consolidated EBITDA to consolidated interest expense.

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to LIBOR (subject to a 0.75% floor) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility. APEI is also required to make principal payments of the Term Loan on the last day of each quarter, commencing with the quarter ending December 31, 2021, in an amount equal to $2.2 million per quarter.

Subject to certain exceptions, APEI is required to make mandatory prepayments of the Term Loan, with the proceeds of asset sales, casualty and condemnation events, and unpermitted debt issuances.

The Facilities are and will be guaranteed by APEI’s subsidiaries and certain of APEI’s future subsidiaries that are required to become a party thereto as guarantors (collectively, the “Guarantors”). The obligations of APEI and the Guarantors are secured by a pledge of substantially all of their respective assets pursuant to the terms of the Collateral Agreement dated as of the Closing Date by and among APEI, the Agent and the Guarantors from time to time party thereto (the “Collateral Agreement”).

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0.

Long-term debt consists of the following as of September 30, 2021 (in thousands):

Long-Term debt (Unaudited)
Credit agreement	$175,000
Deferred financing fees	(12,914)
Total debt	162,086

Less: Current portion	(8,750)
Long-term Debt	$153,336

Scheduled maturities of long-term debt at September 30, 2021 are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2021 (remaining)	$2,188
2022	8,750
2023	8,750
2024	8,750
2025	8,750
2026	8,750
Thereafter	129,062
Total	$175,000

Derivatives and Hedging

The Company is subject to interest rate risk as all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. This interest rate cap agreement, designated as a cash flow hedge, provides the Company with interest rate protection in the event the LIBOR rate exceeds 2.0%. The interest rate cap is effective October 1, 2021 and will expire on January 1, 2025.

Note 9. Segment Information

In the third quarter of 2021, in connection with the Rasmussen Acquisition (as further described in Note 3, “Acquisition Activity”), the Company revised its reportable segments to reflect the manner in which the chief operating decision-maker evaluates performance and allocates resources, and to include RU as a separately reportable segment. Prior to the third quarter of 2021, the Company had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the HCN Segment. Post-acquisition, the Company has three reportable segments: the APUS Segment, which was previously included within the former APEI Segment; the Rasmussen Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and remaining unallocated Company expenses. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment. Prior periods have been updated to conform to the revised presentation.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

The RU Segment reflects the operations of RU, which was acquired on the Closing Date, through September 30, 2021. The Company did not consolidate the financial results of the RU Segment prior to the Closing Date.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$65,906	$69,659	$210,321	$210,376
RU Segment	21,132	—	21,132	—
HCN Segment	11,240	9,541	33,506	25,682
Corporate and Other	(30)	(67)	(156)	(182)
Total Revenue	$98,248	$79,133	$264,803	$235,876
Depreciation and amortization:
APUS Segment	$2,246	$3,057	$7,071	$9,451
RU Segment	1,935	—	1,935	—
HCN Segment	195	159	524	473
Corporate and Other	10	10	31	31
Total Depreciation and amortization	$4,386	$3,226	$9,561	$9,955
Income (loss) from operations before interest and income taxes:
APUS Segment	$7,825	$7,392	$30,969	$29,785
RU Segment	(999)	—	(999)	—
HCN Segment	448	466	1,348	(455)
Corporate and Other	(6,012)	(4,550)	(17,444)	(14,288)
Total income from operations before interest and income taxes	$1,262	$3,308	$13,874	$15,042
Interest (expense) income:
APUS Segment	$41	$78	$171	$251
RU Segment	—	—	—	—
HCN Segment	2	2	6	16
Corporate and Other	(1,348)	41	(1,344)	735
Total Interest (expense) income	$(1,305)	$121	$(1,167)	$1,002
Income tax expense (benefit):
APUS Segment	$2,606	$1,769	$9,673	$7,944
RU Segment	(371)	—	(371)	—
HCN Segment	250	130	494	(116)
Corporate and Other	(2,261)	(1,114)	(6,287)	(3,537)
Total Income tax expense	$224	$785	$3,509	$4,291
Capital expenditures:
APUS Segment	$1,159	$1,271	$2,973	$4,015
RU Segment	1,259	—	1,259	—
HCN Segment	367	7	1,581	156
Total Capital expenditures	$2,785	$1,278	$5,813	$4,171

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Assets:
APUS Segment	$128,331	$112,461
RU Segment	432,767	—
HCN Segment	52,827	48,474
Corporate and Other	109,262	210,083
Total Assets	$723,187	$371,018

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

Note 11. Concentration

    APUS students utilize various payment sources and programs to finance their educational expenses, including funds from: Department of Defense, or DoD, tuition assistance programs, or TA, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA; and federal student aid from Title IV programs, as well as cash and other sources. Reductions in or changes to TA, VA education benefits, Title IV programs, and other payment sources could have a significant impact on the Company’s operations. As of September 30, 2021, approximately 63% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
     A summary of APUS Segment revenue derived from students by primary funding source for the three and nine month periods ended September 30, 2021 and 2020 is included in the table below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
DoD tuition assistance programs	43%	41%	44%	42%
VA education benefits	22%	22%	22%	22%
Title IV programs	21%	22%	20%	22%
Cash and other sources	14%	15%	14%	14%
    A summary of HCN Segment revenue derived from students by primary funding source for the three and nine month periods ended September 30, 2021 and 2020 is included in the table below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Title IV programs	81%	83%	81%	82%
Cash and other sources	18%	14%	18%	16%
VA education benefits	1%	3%	1%	2%

RU participates in Title IV programs and also receives funds from education benefit programs administered by the VA. During the nine months ended September 30, 2021, approximately 76% of RU Segment revenue was derived from students using Title IV programs, 2% from VA education benefits, and the remaining 22% was derived from students using cash and other sources.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•actions by the Department of Defense, or DoD, or branches of the United States Armed Forces, including actions related to the disruption and suspension of DoD tuition assistance programs and ArmyIgnitED, and their and our expectations regarding the effects of those actions;
•our expectations regarding the effects of and our response to the COVID-19 pandemic, including the demand environment for online education or nursing education as the pandemic abates, impacts on business operations and our financial results, and our ability to comply with regulations related to emergency relief;
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

•the effects, duration and severity of the ongoing COVID-19 pandemic and the adverse effects on demand for online education or nursing education as impacts of the pandemic abate, and the actions we have taken or may take in response, particularly at Hondros College of Nursing, or HCN, and Rasmussen University, or RU, and as a result of working remotely;
•risks related to the acquisition of Rasmussen University, including regulatory approvals, limitations on growth and expansion at Rasmussen, effective integration of Rasmussen University’s business, and our ability to realize the expected benefits of the acquisition;
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
•our dependence on and need to continue to invest in our technology infrastructure; and
•risks related to incurring substantial debt under the debt facilities that we have entered into in connection with financing the acquisition of Rasmussen University, the cost of servicing that debt, and our ability in the future to service that debt.

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

Overview

Background

    We are a provider of online and on-campus postsecondary education to approximately 107,800 students through three subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities that may advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities, or are in the process of obtaining such licenses or authorizations, to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

The COVID-19 pandemic did not materially impact our results of operations during the nine month period ended September 30, 2021. However, any future impact on our operations remains uncertain. We believe that the pandemic at times did lead to increased registrations and enrollments across our subsidiary institutions. As the COVID-19 pandemic abates, we believe near-term demand for our programs is moderating. For more information on the potential risks related to COVID-19, please refer to our Annual Report and to the sections entitled “Results of Operations” and “Risk Factors” in this Quarterly Report.

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., or APUS, provides online postsecondary education to approximately 88,600 adult learners. APUS is an accredited university system with a history of serving the academic needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU.

APUS offers 130 degree programs and 112 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include traditional academics, such as business administration, health science, technology, criminal justice, education and liberal arts, as well as public service-focused fields of study such as national security, military studies, intelligence, and homeland security. APUS has institutional accreditation from the Higher Learning Commission, or HLC, and several of its academic programs have specialized accreditation granted by industry governing organizations. In August 2021, HLC granted APUS re-accreditation, with the next evaluation of accreditation due in 2030-2031. As part of the process, APUS moved to the Open Pathway designation, which affords institutions greater opportunity to pursue institutional improvement projects than the previous Standard Pathway designation.

APUS relies on the ability of the Armed Forces to process service members’ participation in TA programs, and from time to time changes to processes have impacted the ability of service members to participate in the TA programs. The Army previously announced that it would transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, which soldiers will use to request TA. On February 12, 2021, after February enrollments for APUS were principally determined, the Army deactivated GoArmyEd and announced that access to online TA requests would be suspended until the launch of ArmyIgnitED on March 8, 2021. During the suspension, soldiers, Army education counselors, and education institutions such as APUS did not have access to the portal and soldiers could not apply for TA. On March 8, 2021, the Army launched and then, due to technical difficulties, suspended ArmyIgnitED. The Army announced on March 18, 2021 that TA-eligible soldiers could register for courses beginning on or after March 8, 2021 and then retroactively apply for TA for those courses once the TA system came online in ArmyIgnitED. Soldiers could continue to directly register for courses with the expectation that TA can be retroactively applied for, and the Army has created a process for soldiers to seek reimbursement. On July 19, 2021, the ArmyIgnitED system went live for soldiers seeking to use TA for courses at APUS. We continue to experience challenges related to system performance, process changes and software defects, and there is no assurance that the new portal will ever work correctly or efficiently or will not have continuing impacts on soldiers’ ability to participate in the TA programs or receive funds under those programs. The disruption to Army TA and resulting decreases in Army registrations had an adverse impact on registrations and revenue for the quarters ended June 30, 2021 and September 30, 2021, and while system performance is improving, we expect some impact will continue for the remainder of 2021.

For information on potential risks associated with APUS, please refer to the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to over 16,900 students at its 23 campuses in six states and online. RU offers a comprehensive “ladder” of nursing degrees including a pre-licensure Diploma in Practical Nursing, or PN, an Associate Degree in Nursing, or ADN, and a Bachelor of Science in Nursing, or BSN, as well as the post-licensure RN to BSN, Master of Science in Nursing and Doctorate of Nurse Practice. As of September 30, 2021, approximately 8,500 students are pursuing nursing degrees at Rasmussen University, approximately 90% of whom are enrolled in Rasmussen University’s pre-licensure degree programs. RU is institutionally accredited by HLC with an Open Pathway designation. The Company completed the acquisition of Rasmussen University, or the Rasmussen Acquisition, on September 1, 2021, or the Closing Date. See “Acquisition of Rasmussen University” below for more information.

•National Education Seminars, Inc., which we refer to as Hondros College of Nursing, provides nursing education to approximately 2,300 students at six campuses in Ohio, including a campus in Akron that opened in April 2021, and one campus in Indianapolis, Indiana, to serve the needs of local nursing and healthcare communities, addressing the persistent supply-demand gap of nurses that is evident nation-wide. In addition to Akron, HCN’s Ohio campuses are located in the suburban areas of Cincinnati, Cleveland, Columbus, Dayton, and Toledo.

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

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year ended June 30, 2021, several HCN programs did not satisfy ABHES’s threshold requirements for retention rates. Each such program had a retention rate of between 55% and 69% for the reporting year. HCN submitted its annual report to ABHES on November 2, 2021, including an action plan regarding areas where benchmarks were not met. We cannot predict how ABHES will respond to the report.

For information on potential risks associated with HCN, please refer to the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

Acquisition of Rasmussen University

On the Closing Date, we completed the acquisition of Rasmussen University, or the Rasmussen Acquisition, for an adjusted aggregate purchase price, subject to post-closing working capital adjustments of $325.5 million in cash and without issuing any shares of non-voting preferred stock. Upon completion of the Rasmussen Acquisition, Rasmussen University became a wholly owned subsidiary of APEI. On September 9, 2021, Rasmussen University timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. Rasmussen University is also pursuing other post-closing notices and consents related to the change in ownership. For the three and nine months ended September 30, 2021, we incurred approximately $1.5 million and $5.0 million of acquisition-related expenses, respectively, which are included in general and administrative expenses in the Consolidated Statements of Income.

We relied on debt financing pursuant to a credit agreement to fund a portion of the consideration for the Rasmussen Acquisition. For more information on this financing, see “– Liquidity and Capital Resources – Liquidity – Acquisition of Rasmussen University” below and “Note 8. Long-Term Debt” included in the Consolidated Financial Statements in this Quarterly Report.

For more information on the Rasmussen Acquisition, please refer to our Annual Report, “Note 3. Acquisition Activity” included in the Consolidated Financial Statements in this Quarterly Report, and the sections entitled “– Regulatory and Legislative Activity – Rasmussen Acquisition Regulatory Review” below.

Cost and Expense Reductions

On August 5, 2021, in connection with an evaluation and review of our costs and expenses, we initiated a plan to reduce costs. The plan includes a reduction in force that resulted in the termination of 11 full-time faculty members at APUS, and 28 non-faculty employees across a variety of roles and departments at APEI and APUS, representing approximately 3.2% of the APUS full-time faculty workforce, and 3.1% of the APEI and APUS non-faculty workforce. We completed this workforce reduction by August 9, 2021. We recorded expenses for termination benefits related to the workforce reduction in the third quarter of 2021 in accordance with FASB ASC 420, Exit or Disposal Cost Obligations. We incurred an aggregate of approximately $1.0 million of pre-tax cash expenses associated with employee severance benefits. The reduction in force is expected to result in pre-tax labor and benefit savings in 2021 of approximately $1.4 million, and in the range of approximately $2.6 million to $3.6 million on an annualized basis. These cost savings do not include expenses associated with employee severance benefits. The actual costs and benefits of the plan are preliminary and may vary based on various factors, including the timing of implementation and changes in underlying assumptions and projections. There is no certainty that the program, or any other expense reduction initiative, will have the intended benefits of reducing costs and expenses over the long-term, or whether there will be adverse impacts, including as a result of the loss of valuable employees.

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

In June 2021, ED held virtual public hearings to receive feedback on potential issues for future rulemaking sessions, including borrower defenses to repayment, change in ownership processes, student outcomes transparency, public service loan forgiveness programs, and gainful employment requirements. Following these hearings, ED solicited nominations for non-federal negotiators who can serve on the negotiated rulemaking committees, which ED indicated that it planned to convene during the third quarter of 2021. On August 6, 2021, ED announced that it was establishing a negotiated rulemaking committee to address borrower defenses to repayment, public service student loan forgiveness programs, mandatory pre-dispute arbitration and prohibition of class-action lawsuits, among other issues. The negotiated rulemaking committee held its first session in October 2021 and plans to meet two more times in November and December. ED is expected to submit at least one notice of proposed rulemaking on these matters prior to November 1, 2022. If it does so, any new rules are expected to be effective July 1, 2023.

Effective May 31, 2021, APUS terminated its lease for administrative offices in Manassas, Virginia. As a result of this lease termination, APUS is no longer required to be certified by the State Council of Higher Education for Virginia, or SCHEV, and therefore did not renew its certification before it expired on June 30, 2021. This change will not impact our operations in Virginia, and we will continue to serve our Virginia students as an NC-SARA approved institution. As a result of this change, APUS will no longer need to seek SCHEV approval prior to adding any new academic programs.

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

On June 8, 2021, the President signed into law the Training in High-Demand Roles to Improve Veteran Employment Act, or the THRIVE Act, which amended provisions related to veterans education programs found in the American Rescue Plan Act and the Johnny Isakson and David P. Roe, M.D. Veterans Health Care and Benefits Improvement Act of 2020. The legislation requires the VA to work with the Department of Labor to determine the list of high-demand occupations for the rapid retraining assistance program, excludes programs pursued solely through distance learning on a half-time basis or less from the housing stipend available to those in the retraining program, and requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The legislation also requires the VA to take disciplinary action if a person with whom an institution has an agreement to provide educational or recruiting services violates the VA’s incentive compensation prohibitions.

Section 1018 of the Johnny Isakson and David P. Roe, M.D. Veterans Health Care and Benefits Improvement Act of 2020, became effective June 15, 2021, and applied to institutions of higher learning beginning August 1, 2021. This provision mandates that schools that receive veterans education benefits: (i) provide VA students with information on total cost of an education program and certain other disclosures; (ii) inform VA students of the availability and potential eligibility of federal financial aid before packaging or arranging private student loans or alternative financing programs; (iii) avoid fraudulent and unduly aggressive recruiting or automatic renewal techniques; (iv) avoid misrepresentations or payment of incentive compensation; (v) fully disclose conditions or additional requirements required to obtain any license, certification, or approval for which the course of education is designed to provide preparation; (vi) provide VA students with graduation requirements; (vii) obtain approval of the institutions’ accrediting agency for new courses or programs; (viii) maintain a policy to accommodate service members and reservists to be readmitted if they are temporarily unable to attend due to service requirements; and (ix) appoint a point of contact to provide academic and financial aid advising. In September 2021, APUS and HCN received waivers for the requirements of Section 1018 for the period August 1, 2021 through July 31, 2022. At the conclusion of the waiver period, it is expected that APUS and HCN will be in compliance with all of the provisions of Section 1018.

In September 2021, the Navy increased their TA benefits, allowing qualified sailors to use up to 18 semester credit hours annually, previously limited to 12 semester credit hours. Along with the expanded annual credit limit comes new eligibility requirements, including new requirements as to who can use TA and when. Eligible sailors can only use TA to fund two courses each quarter of the fiscal year. The minimum time in service increased from two to three years and active duty enlisted sailors under 16 years of service and reservists on active duty orders must have 12 months or more remaining on their current enlistment or extension as of the course state date to be eligible. Reservists on one-year orders will no longer be eligible for TA, and sailors who have begun utilizing TA benefits after only two years of service must pause their TA benefits. These changes were effective October 1, 2021.

On October 6, 2021, ED announced several changes to the Public Service Loan Forgiveness program, or PSLF. ED is implementing a time-limited waiver that would allow borrowers to count all prior payments toward PSLF, regardless of the loan program. The waiver will apply to borrowers with Direct Loans, those with other types of loans that submit a consolidation application into the Direct Loan Program while the waiver is in effect. The waiver will run through October 31, 2022. Additionally, ED will allow months spent on active duty to count toward PSLF, even if the service member’s loans were on deferment or forbearance. This change will allow more service members to pursue loan forgiveness. ED also plans to implement automatic PSLF crediting for federal employees and military service members. To further support these efforts, ED plans to simplify the PSLF application process and improve communication to PSLF-eligible borrowers.

In October 2021, in what it termed a broad-based initiative to deter for-profit college fraud, the Federal Trade Commission, or FTC, issued informational notices to 70 for-profit higher education institutions, including APUS and RU, informing them of certain marketing practices the FTC had previously determined to be deceptive or unfair and therefore unlawful under the FTC Act. The FTC indicated that an institution’s receipt of the notice was not an indication that the institution has engaged in deceptive or unfair conduct. The informational notices were sent in furtherance of an FTC Act provision permitting penalties against those engaging in unfair or deceptive acts or practices with actual knowledge of their unfair or deceptive nature. The informational notices informed the institutions that engaging in such practices could subject a company to civil penalties under that provision. By providing the informational notices, the FTC is able to document that the institutions have knowledge that the FTC has found these marketing practices to be unfair or deceptive. The FTC also announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Student Aid and the Department of Veterans Affairs. In addition, on October 6, 2021, ED announced that it had restored an Office of Enforcement within ED’s Office of Federal Student Aid to strengthen oversight of and enforcement actions against postsecondary institutions that participate in federal student loan, grant, and work-study programs.

Cohort Default Rate

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to requirements of the Higher Education Act, as amended, if the cohort default rate for any year exceeds 40%, an institution loses eligibility to participate in Title IV programs, and if the institution’s cohort default rate exceeds 30% for three consecutive years, the institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year, it must establish a default prevention task force. In

September 2021, ED released final official cohort default rates for institutions for federal fiscal year 2018, with ED reporting a 9.4% cohort default rate for APUS, a 7.8% cohort default rate for RU, and a 8.1% cohort default rate for HCN. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

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

In December 2020, Congress passed a law that includes the Coronavirus Response and Relief Supplemental Appropriations Act, or the CRRSAA, which contained several education-related provisions. The CRRSAA appropriated an additional $22.7 billion for the HEERF, or CRRSAA HEERF, to be distributed to higher education institutions. The CRRSAA HEERF allocation formula differs from the CARES Act HEERF formula in several ways, including new allocations for institutions based on the number of students enrolled exclusively in distance education and included certain restrictions regarding allowable uses of CRRSAA HEERF funds. Under this formula, ED allocated approximately $600,000 for APUS and $2.0 million for HCN. Both APUS and HCN have distributed the entirety of their allocated CRRSAA HEERF funds to eligible students.

In March 2021, Congress passed the American Rescue Plan Act of 2021, or ARPA, which includes an additional $40 billion for HEERF, or HEERF III. ARPA incorporates CRRSAA’s restrictions regarding allowable uses of HEERF funds. ARPA’s HEERF III allocation formula decreases the amount of funds allocated to for-profit institutions. Under this formula, ED allocated approximately $330,000 for APUS and $1.2 million for HCN. APUS distributed the entirety of the allocated HEERF III funds to eligible students during the third quarter. HCN declined its HEERF III allocation.

ARPA also includes a provision that amends the provision of the Higher Education Act of 1964, as amended, or the HEA, that, as a condition of participation in the Title IV programs, prohibits a for-profit institution from deriving more than 90% of its revenue (as computed by ED) on a cash accounting basis (except for certain institutional loans) from Title IV programs for any fiscal year. For more information on the so-called 90/10 Rule, please refer to our Annual Report. ARPA modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”. ARPA provides that the amendment applies to institutional fiscal years beginning on or after January 1, 2023. In addition, ARPA provides that the amendment is subject to the HEA’s master calendar requirements and negotiated rulemaking and that such negotiated rulemaking shall commence no earlier than October 1, 2021. An ED final rule to implement the ARPA provision is not expected to go into effect until July 1, 2023 at the earliest. ARPA does not define “federal education assistance funds.” We expect such definition to be developed as part of the required negotiated rulemaking and anticipate that ED would seek to include TA and VA education benefits in the scope of the definition. At this time, we cannot predict the impact of the ARPA 90/10 Rule on our business, including because we cannot predict how ED will implement the ARPA 90/10 Rule provision. We also cannot predict the likelihood that Congress will pass additional legislation to modify the 90/10 Rule further with respect to relevant sources of funds or other aspects of the calculation. For example, other recent congressional proposals have focused on decreasing the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on our financial condition and results of operation.

On March 27, 2020, Ohio enacted a COVID-19 emergency relief law that allows individuals who have successfully completed a nursing education program approved by OBN to receive a temporary license to practice as an RN or LPN before taking the National Council Licensure Examination, or NCLEX. Graduates of OBN-approved nursing education programs, such as HCN’s programs, were permitted to apply for a temporary license that was valid until March 1, 2021 and effective May 14, 2021 was reinstated and extended to July 1, 2021. This law specified that the individual must have completed the nursing education program no more than two years before the date of submitting the Licensure by Examination application, the individual cannot receive a temporary license if they have a prior NCLEX failure in any state, if they have been convicted of or pleaded guilty to any felony, or have failed a drug test as determined by the Board. The emergency relief law expired on July 1, 2021.

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

Rasmussen Acquisition Regulatory Review

The Rasmussen Acquisition was required to be reported to, and in some cases approved by, various education regulatory bodies. An institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. ED does not provide pre-closing approval.

In July 2021, ED notified Rasmussen University that in connection with Rasmussen University’s March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, which included maintaining limitations on new programs and locations that were already in place and imposing a cap on the number of students that participate in Title IV programs that can be enrolled. Additionally, ED continued to require Rasmussen University to submit periodic financial and enrollment reports, a requirement that it had imposed on RU in connection with the financial responsibility letter of credit described below. On September 9, 2021, Rasmussen University timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and Rasmussen University entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective as of October 14, 2021, that allows Rasmussen University to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. The TPPPA continues the growth restrictions that ED imposed as a result of the March 2019 change in ownership, including the same enrollment cap. The TPPPA specifies that after ED reviews and accepts financial statements and compliance audits that cover one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek to have the enrollment cap removed and may seek approval for new programs that replace current programs. The TPPPA also specifies that at least until after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. The growth restrictions under the TPPPA could limit or adversely affect Rasmussen University’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or changed programs. Rasmussen University is also pursuing other post-closing notices and consents related to the change in ownership.

State agencies, accreditors, boards of nursing, and other relevant regulators also require action with respect to the Rasmussen Acquisition. In some instances, these bodies required prior approval before the change in ownership could be completed. For example, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. The parties submitted an application to HLC for pre-closing approval of the change in ownership, and HLC conducted focused site visits related to the application in February and March 2021. Effective in June 2021, HLC approved the application regarding the change in control. An additional site visit is required within six months of the Closing Date. Additionally, some regulators will require approval after a change in ownership in order to continue proper licensure, accreditation, approval, or authorization.

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a complex formula based on line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). Generally, an institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible. An institution which does not meet ED’s minimum composite score of 1.5 can demonstrate financial responsibility by meeting the “zone alternative” or posting a letter of credit in favor of ED. The “zone alternative” includes a delayed method of cash funding for Title IV aid, and the providing of additional information to ED, upon request. As of September 30, 2020, RU had a composite score equal to 1.4, compared to the minimum required of 1.5. RU elected to post a letter of credit with ED totaling $23.1 million, which represents 10% of the Title IV program funds received by RU during its most recently completed fiscal year. Upon the closing of the RU Acquisition, APEI was required to fund this letter of credit using a restricted deposit account that required a deposit of 105%, or $24.2 million, to secure the RU letter of credit. Under the TPPPA for RU described above, a letter of credit will continue to be required at least until ED reviews and accepts financial statements and compliance audits that cover one complete fiscal year of RU’s Title IV participation under APEI’s ownership. Additionally, RU is required to make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1. Under HCM1, Rasmussen University must first make Title IV disbursements to eligible students and parents and pay any credit balances before the institution requests or receives funds for the amount of those disbursements from ED.

APUS, RU and HCN Compliance Reviews

In July 2017, ED began a program review of RU’s administration of Title IV program during the 2015-2016 and 2016-2017 award years. The program review remains open and ongoing. At this time, we cannot predict the outcome of the program review, when it will be completed, or whether ED will place any liability or other limitations on RU as a result of the review.

On July 9, 2021, HCN received a letter from ED announcing an off-site program review. The review, which was completed in August 2021, assessed HCN’s administration of Title IV programs, with a focus on award years 2019-2020 and 2020-2021. The program review is pending while ED is reviewing the data collected.

Reportable Segments

    During the third quarter of 2021, we revised our reportable segments and updated the results for the prior period to conform to the current period presentation. As of September 30, 2021, APEI had the following reportable segments:
•American Public University System Segment, or APUS Segment. This segment reflects the operational activities of APUS and was previously included within the former APEI Segment;

•Rasmussen University Segment, or RU Segment. This segment reflects the operational activities of Rasmussen University; and

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Prior to the third quarter of 2021, the Company had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the HCN Segment. Post-acquisition, the Company has three reportable segments: the APUS Segment, which was previously included within the APEI Segment; the Rasmussen Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and remaining unallocated Company expenses. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment. Prior periods have been updated to conform to the revised presentation.

Summary of Results

As discussed above, we completed the Rasmussen Acquisition on September 1, 2021. Our results of operations for the three and nine months ended September 30, 2021 include the results of RU from the Closing Date through September 30, 2021. We did not consolidate the financial results of the RU Segment prior to the Closing Date. Accordingly, the financial results of each period presented are not directly comparable. This discussion highlights changes in the APUS and HCN segments, as those results are fully included in each period.

For the three months ended September 30, 2021, our consolidated revenue increased to $98.2 million from $79.1 million, or by 24.2%, compared to the prior year period. Our operating margins decreased to 1.2% from 4.2% for the three months ended September 30, 2021, compared to the prior year period. For the three months ended September 30, 2021, the net loss for the period was $0.3 million, compared to net income of $2.6 million for the three months ended September 30, 2020, a decrease of $2.9 million. For the nine months ended September 30, 2021, our consolidated revenue increased to $264.8 million from $235.9 million, or 12.3%, compared to the prior period. Our operating margins decreased to 5.3% from 6.4% for the nine month periods ended September 30, 2021, compared to the prior year period. Net income decreased to $8.4 million from $11.8 million, a decrease of $3.4 million, or 28.8%, compared to the prior year period.
For the three months ended September 30, 2021, APUS Segment revenue decreased to $65.9 million from $69.7 million, or by 5.4%, compared to the prior year period. Net course registrations at APUS for the three months ended September 30, 2021 decreased to approximately 83,100 from approximately 90,300, or approximately 8.0%, compared to the prior year period. APUS Segment operating margins increased to 11.9% from 10.6% for the three months ended September 30, 2021, compared to the prior year period.

For the nine months ended September 30, 2021, APUS Segment revenue decreased to $210.3 million from $210.4 million, or by less than 1%, compared to the prior year period. Net course registrations at APUS for the nine months ended September 30, 2021 decreased to approximately 258,700 from approximately 264,700, or approximately 2.3%, compared to the prior year period. APUS Segment operating margins increased to 14.7% from 14.2% for the nine months ended September 30, 2021, compared to the prior year period.

The decreases in APUS Segment revenue were due to the decreases in net course registrations which we believe were due to a moderation in near-term demand for online education due to the abatement of the COVID-19 pandemic, and also in part to the temporary suspension and disruption of the Army’s TA program.

From the Closing Date through September 30, 2021, RU Segment revenue was $21.1 million. RU Segment operating margin was negative 4.7% for the three months ended September 30, 2021.

For the three months ended September 30, 2021, HCN Segment revenue increased to $11.2 million from $9.5 million, or by 17.8%, compared to the prior year period. Total enrollment at HCN for the three months ended September 30, 2021 increased to approximately 2,300 from approximately 2,000, or approximately 18.9%, as compared to the prior year period. HCN Segment operating margins decreased to 4.0% from 4.9% for the three months ended September 30, 2021, compared to the prior year period.

For the nine months ended September 30, 2021, HCN Segment revenue increased to $33.5 million from $25.7 million, or by 30.5%, compared to the prior year period. HCN Segment operating margins increased to 4.0% from negative 1.8% for the nine months ended September 30, 2021, compared to the prior year period.

For more information on Army TA program suspension and delays, their related impacts on the Company, and related risks, please refer to “Overview—Background” above and the section entitled “Risk Factors” in this Quarterly Report.

Critical Accounting Policies and Use of Estimates

    For information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses, including due to the Rasmussen Acquisition.

We believe the decrease in net course registrations at APUS for the three and nine months ended September 30, 2021 was due, in part, to the temporary suspension and disruption of the Army’s TA program on March 8, 2021, resulting from delays in the transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, and a moderation in near-term demand for online education due to the abatement of the COVID-19 pandemic. For more information on the impacts of the Army TA program delays on the Company and the potential risks related to this, please refer to “Overview” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and the section entitled “Risk Factors” in this Quarterly Report.

    We believe that the increase in enrollment at HCN for the three and nine months ended September 30, 2021 as compared to the prior year period is due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures, and the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant. We cannot predict whether our initiatives and efforts will continue to be successful over the long term and cannot guarantee continued enrollment and revenue growth in our HCN Segment. The success of these efforts could also be adversely affected by future impacts of the COVID-19 pandemic or a further moderation of or decrease in the demand for nursing education as the pandemic abates. For more information on the impacts of COVID-19 on the Company and the potential risks related to COVID-19, please refer to “Overview—Background” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and the section entitled “Risk Factors” in our Annual Report and this Quarterly Report.

Our consolidated results for the three and nine months ended September 30, 2021 and 2020 reflect the operations of our APUS and HCN Segments only and include the results of our RU Segment from the Closing Date. We did not consolidate the RU Segment prior to the Closing Date. Rasmussen enrollment was approximately 16,900 during the three months ended September 30, 2021, which compares to 17,200 during the three months ended September 30, 2020. We believe this decline in enrollment may have been caused, in part, due to a moderation in near-term demand for Rasmussen’s programs due to the abatement of the COVID-19 pandemic. However, because we have only recently acquired Rasmussen University, we cannot provide a full assessment of the factors that could have led to the decline in enrollments at Rasmussen University.

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

Analysis of Consolidated Statements of Income

For the Consolidated Statements of Income, refer to our Financial Statements: Consolidated Statements of Income. The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	43.3	39.3	39.7	38.6
Selling and promotional	23.9	23.4	22.8	22.8
General and administrative	27.1	28.5	28.5	27.7
Loss on disposals of long-lived assets	—	0.5	0.1	0.3
Depreciation and amortization	4.5	4.1	3.6	4.2
Total costs and expenses	98.8	95.8	94.7	93.6

Income from operations before interest income and income taxes	1.2	4.2	5.3	6.4
Interest (expense) income	(1.3)	0.2	(0.4)	0.4

(Loss) Income from operations before income taxes	(0.1)	4.4	4.9	6.8
Income tax expense	0.2	1.0	1.3	1.8
Equity investment loss	—	—	(0.3)	—
Net (loss) income	(0.3)%	3.4%	3.3%	5.0%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue. Our consolidated revenue for the three months ended September 30, 2021 was $98.2 million, an increase of $19.1 million, or 24.2%, compared to $79.1 million for the three months ended September 30, 2020. The increase in revenue was primarily due to the inclusion of RU Segment revenue from the Closing Date through September 30, 2021 of $21.1 million, as well as a $1.7 million, or 17.8%, increase in revenue in our HCN Segment, partially offset by a $3.8 million, or 5.4%, decrease in revenue in our APUS Segment. The APUS Segment revenue decrease was primarily due to decreases in APUS total student net course registrations of 8.0% during the three months ended September 30, 2021 as compared to the prior year period. The HCN Segment revenue increased primarily due to an 18.9% increase in total enrollment as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended September 30, 2021 were $97.0 million, an increase of $21.2 million, or 27.9%, compared to $75.8 million for the three months ended September 30, 2020. The increase in costs and expenses for the three months ended September 30, 2021 as compared to the prior year period was primarily due to the inclusion of our RU Segment costs and expenses from the Closing Date through September 30, 2021 of $22.0 million, as well as increases in professional fees in our APUS Segment, increases in employee compensation costs, advertising costs, bad debt expense, and instructional materials costs in our HCN Segment, increases in employee compensation costs, professional fees primarily related to the integration planning of the Rasmussen Acquisition, and increases in other unallocated costs in Corporate and Other, partially offset by decreases in employee compensation costs, advertising expenses, and course materials costs in our APUS Segment. The three months ended September 30, 2021 includes the following costs on a pre-tax basis: $1.7 million in information technology costs related to our multi-year technology transformation program in our APUS Segment, and $1.6 million in professional fees primarily related to the Rasmussen Acquisition in our Corporate and Other unallocated costs. The three months ended September 30, 2020 included the following costs on a pre-tax basis: a $2.1 million increase in advertising in our APUS and HCN Segments, $1.5 million in information technology costs related to our multi-year technology transformation program in our APUS Segment, and $1.9 million in professional fees associated with strategic growth opportunities including the Rasmussen Acquisition in our Corporate and Other unallocated costs. Costs and expenses as a percentage of revenue increased to 98.8% for the three months ended September 30, 2021, from 95.8% for the three months ended September 30, 2020.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2021 were $42.5 million, an increase of $11.5 million, or 36.9%, compared to $31.1 million for the three months ended September 30, 2020. The increase in instructional costs and services expenses was primarily due to the inclusion of our RU Segment instructional costs and services expenses from the Closing Date through September 30, 2021 of $12.3 million, as well as increases in employee compensation costs in our HCN Segment, partially offset by decreases in employee compensation costs and course materials costs in our APUS Segment. Instructional costs and services expenses as a percentage of revenue increased to 43.3% for the three months ended September 30, 2021, from 39.3% for the three months ended September 30, 2020.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2021 were $23.5 million, an increase of $4.9 million, or 26.6%, compared to $18.5 million for the three months ended September 30, 2020. The increase in selling and promotional expenses was primarily due to the inclusion of our RU Segment selling and promotional expenses from the Closing Date through September 30, 2021 of $5.8 million, as well as increases in advertising costs and employee compensation costs in our HCN Segment, partially offset by decreases in advertising costs in our APUS Segment. Selling and promotional expenses as a percentage of revenue increased to 23.9% for the three months ended September 30, 2021, from 23.4% for the three months ended September 30, 2020.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2021 were $26.6 million, an increase of $4.0 million, or 17.8%, compared to $22.6 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to the inclusion of our RU Segment general and administrative expenses from the Closing Date through September 30, 2021 of $2.1 million, as well as increases in employee compensation costs and professional fees primarily related to the integration planning of the Rasmussen acquisition in our Corporate and Other unallocated costs, an increase in professional fees in our APUS Segment, and increases in bad debt expense and employee compensation costs in our HCN Segment, partially offset by decreases in employee compensation costs in our APUS Segment. For the three months ended September 30, 2021, general and administrative expenses include the following on a pre-tax basis: approximately $1.7 million of information technology costs related to our multi-year technology transformation program in our APUS Segment, and $1.6 million in professional fees primarily related to the Rasmussen Acquisition in our Corporate and Other unallocated costs. Consolidated bad debt expense for the three months ended September 30, 2021 was $1.6 million, or 1.6% of revenue, compared to $0.9 million, or 1.1% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 27.1% for the three months ended September 30, 2021, from 28.5% for the three months ended September 30, 2020. As we continue to integrate RU and evaluate and execute on strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

 Loss on disposals of long-lived assets. There was no loss on disposals of long-lived assets for the three months ended September 30, 2021. The loss on disposals of long-lived assets was $0.4 million for the three months ended and September 30, 2020.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.4 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase of depreciation and amortization expenses was primarily the result of the inclusion of RU Segment depreciation and amortization expenses from the Closing Date through September 30, 2021 of $1.9 million. Depreciation and amortization expenses as a percentage of revenue increased to 4.5% for the three months ended September 30, 2021, from 4.1% for the three months ended September 30, 2020.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.8 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest (expense) income. Interest expense was $1.3 million for the three months ended September 30, 2021, compared to interest income of $0.1 million for the three months ended September 30, 2020. The increase in interest expense was due to the $175.0 million Term Loan issued in connection with the Rasmussen Acquisition.

Income tax expense. We recognized income tax expense of $0.2 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, or a negative effective tax rate for the three months ended September 30, 2021, as compared to an effective tax rate of 22.9% in the prior year period. The negative effective tax rate for the three months ended September 30, 2021 is due to non-deductible expenses in a period with a pre-tax loss compared to pre-tax income in the prior period. There was no material impact to our effective tax rate for the three months ended September 30, 2021 and 2020 as a result of the effects of the COVID-19 pandemic.

Equity investment income (loss). There was no equity investment loss for the three months ended September 30, 2021 and 2020.

Net (loss) income. Our net loss was $0.3 million for the three months ended September 30, 2021, compared to net income of $2.6 million for the three months ended September 30, 2020, a decrease of $2.9 million. This decrease was related to the factors discussed above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue. Our consolidated revenue for the nine months ended September 30, 2021 was $264.8 million, an increase of $28.9 million, or 12.3%, compared to $235.9 million for the nine months ended September 30, 2020. The increase in revenue was primarily due to the inclusion of RU Segment revenue from the Closing Date through September 30, 2021 of $21.1 million, as well as a $7.8 million, or 30.5%, increase in revenue in our HCN Segment, partially offset by a $0.1 million or less than a 1% decrease in our APUS Segment revenue. The HCN Segment revenue increase was primarily due to a 32.3% increase in total enrollment as compared to the prior year period. The APUS Segment revenue decrease was primarily as a result of total student net course registrations decreasing 2.3% during the nine months ended September 30, 2021, as compared to the prior year period.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2021 were $250.9 million, an increase of $30.1 million, or 13.6%, compared to $220.8 million for the nine months ended September 30, 2020. The increase in costs and expenses for the nine months ended September 30, 2021 as compared to the prior year period was primarily due to the inclusion of our RU Segment costs and expenses from the Closing Date through September 30, 2021 of $22.0 million, as well as increases in professional fees, employee compensation costs, and information technology costs in our APUS Segment, increases in employee compensation costs, bad debt expense, and instructional materials costs in our HCN Segment, increases in professional fees primarily related to the integration planning of the Rasmussen Acquisition, and increases in employee compensation costs and other unallocated costs in Corporate and Other. Results for the nine months ended September 30, 2021 include the following costs on a pre-tax basis: $5.6 million in professional fees primarily related to the Rasmussen Acquisition in our Corporate and Other unallocated costs, $5.0 million in information technology costs related to our multi-year technology transformation program in our APUS Segment. Results for the nine months ended September 30, 2020 included the following costs on a pre-tax basis: $3.8 million in professional fees primarily related to the Rasmussen Acquisition in our corporate and other unallocated costs, and $3.4 million in information technology costs related to our multi-year technology transformation programs in our APUS Segment. Costs and expenses as a percentage of revenue increased to 94.7% for the nine months ended September 30, 2021, from 93.6% and for the nine months ended September 30, 2020.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2021 were $105.3 million, an increase of $14.2 million, or 15.6%, compared to $91.1 million for the nine months ended September 30, 2020. The increase in instructional costs and services expenses was primarily due to the inclusion of RU Segment instructional costs and services expenses from the Closing Date through September 30, 2021 of $12.3 million, as well as increases in employee compensation costs, and instructional materials costs in our HCN Segment, partially offset by decreases in employee compensation costs and instructional materials costs in our APUS Segment. Instructional costs and services expenses as a percentage of revenue increased to 39.7% for the nine months ended September 30, 2021, from 38.6% for the nine months ended September 30, 2020.
Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2021 were $60.4 million, an increase of $6.6 million, or 12.2%, compared to $53.8 million for the nine months ended September 30, 2020. The increase in selling and promotional expenses was primarily due to the inclusion of RU Segment selling and promotional expenses from the Closing Date through September 30, 2021 of $5.8 million, as well as increases in employee compensation costs in our APUS Segment, and increases in advertising costs in our HCN Segment. Selling and promotional expenses as a percentage of revenue was 22.8% for both the nine months ended September 30, 2021 and 2020.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2021 were $75.6 million, an increase of $10.3 million, or 15.7%, compared to $65.3 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to the inclusion of RU Segment general and administrative expenses from the Closing Date through September 30, 2021 of $2.1 million as well as increases in professional fees and information technology costs in our APUS Segment, increases in professional fees primarily related to the Rasmussen Acquisition and employee compensation costs in our Corporate and Other unallocated costs, and increases in bad debt expense and employee compensation costs in our HCN Segment, partially offset by decreases in rent expense in our APUS Segment. For the nine months ended September 30, 2021, general and administrative expenses include the following on a pre-tax basis: $5.6 million in professional fees primarily related to the Rasmussen Acquisition in our Corporate and Other unallocated costs, and $5.0 million in information technology costs related to our multi-year technology transformation program in our APUS Segment. Consolidated bad debt expense for the nine months ended September 30, 2021 was $4.4 million, or 1.7% of revenue, compared to $2.8 million, or 1.2% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 28.5% for the nine months ended September 30, 2021, from 27.7% for the nine months ended September 30, 2020. As we continue to integrate RU and evaluate and execute on strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

 Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.2 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization expenses. Depreciation and amortization expenses were $9.6 million and $10.0 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in depreciation and amortization expenses was primarily the result of a decrease in our APUS Segment, partially offset by the inclusion of the RU Segment depreciation and amortization expenses from the Closing Date through September 30, 2021 of $1.9 million. Depreciation and amortization expenses as a percentage of revenue decreased to 3.6% for the nine months ended September 30, 2021, from 4.2% for the nine months ended September 30, 2020.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $6.0 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest (expense) income. Interest expense was $1.2 million for the nine months ended September 30, 2021, compared to interest income of $1.0 million for the nine months ended September 30, 2020. The increase in interest expense was due to the $175.0 million Term Loan issued in connection with the Rasmussen Acquisition.

Income tax expense. We recognized income tax expense of $3.5 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively, or effective tax rates of 29.5% and 26.7%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2021 is due to higher non-deductible expenses in the current year period as compared to the prior year period, and a higher overall effective state tax rate. There was no material impact to our effective tax rate for the nine months ended September 30, 2021 and 2020 as a result of the effects of the COVID-19 pandemic.

Equity investment loss. Equity investment loss was $0.8 million for the nine months ended September 30, 2021. There was no equity investment income or loss for the nine months ended September 30, 2020. The equity investment loss for the nine months ended September 30, 2021 includes an impairment loss of $0.8 million on one of our cost method investments. For additional information on our investments please refer to “Note 2. Significant Accounting Policies” in our Consolidated Financial Statements.

Net income. Our net income was $8.4 million for the nine months ended September 30, 2021, compared to net income of $11.8 million for the nine months ended September 30, 2020, a decrease of $3.4 million, or 28.8%. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$65,906	$69,659	$210,321	$210,376
RU Segment	21,132	—	21,132	—
HCN Segment	11,240	9,541	33,506	25,682
Corporate and Other	(30)	(67)	(156)	(182)
Total Revenue	$98,248	$79,133	$264,803	$235,876
Income (loss) from operations before interest and income taxes:
APUS Segment	$7,825	$7,392	$30,969	$29,785
RU Segment	(999)	—	(999)	—
HCN Segment	448	466	1,348	(455)
Corporate and Other	(6,012)	(4,550)	(17,444)	(14,288)
Total income from operations before interest and income taxes	$1,262	$3,308	$13,874	$15,042

The RU Segment reflects the operations of RU, which was acquired on the Closing Date, through September 30, 2021. The Company did not consolidate the financial results of the RU Segment prior to the Closing Date.

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations, including charges for the value of courses taken by non-APUS employees of the Company at APUS.

APUS Segment

For the three months ended September 30, 2021, the $3.8 million, or 5.4%, decrease to approximately $65.9 million in revenue in our APUS Segment was attributable to lower net course registrations. Net course registrations at APUS decreased 8.0% to approximately 83,100 for the three months ended September 30, 2021 from approximately 90,300 during the same period in 2020. Income from operations before interest and income taxes increased to $7.8 million during the three months ended September 30, 2021, from $7.4 million, an increase of $0.4 million, or 5.9%, compared to the prior year as a result of a decrease in revenue due to decreases in net course registrations as discussed above. For the three months ended September 30, 2021, enrollment and revenue were adversely impacted by the moderation in near-term demand for online education due to the abatement of the COVID-19 pandemic. We anticipate that enrollment and revenue for the quarter ending December 31, 2021 will continue to be impacted by these events.

For the nine months ended September 30, 2021, the $0.1 million decrease to approximately $210.3 million in revenue in our APUS Segment was primarily attributable to lower net course registrations. Net course registrations at APUS decreased 2.3% to approximately 258,700 for the nine months ended September 30, 2021 from approximately 264,700 during the same period in 2020. Income from operations before interest and income taxes in our APUS Segment was $31.0 million during the nine months ended September 30, 2021, an increase of $1.2 million, or 4.0%, compared to the same period in 2020.
RU Segment

For the three and nine months ended September 30, 2021, RU Segment revenue was $21.1 million from the Closing Date through September 30, 2021 . The RU Segment loss from operations before interest and income taxes was $1.0 million for the period from the Closing Date through September 30, 2021. Rasmussen enrollment was approximately 16,900 during the three months ended September 30, 2021, which compares to 17,200 during the three months ended September 30, 2020. We believe this decline in enrollment may have been caused, in part, due to a moderation in near-term demand for Rasmussen’s programs due to the abatement of the COVID-19 pandemic.

HCN Segment

For the three months ended September 30, 2021, the $1.7 million, or 17.8%, increase to approximately $11.2 million in revenue in our HCN Segment was attributable to an increase in total student enrollment. HCN total student enrollment increased 18.9% to approximately 2,300 from approximately 2,000 students during the three months ended September 30, 2021, compared to the same period in 2020. Income from operations before interest and income taxes in our HCN Segment was $0.4 million during the three months ended September 30, 2021, compared to $0.5 million in the same period in 2020, a decrease of $0.1 million, primarily as a result of increases in expenses as discussed above.

For the nine months ended September 30, 2021, the $7.8 million, or 30.5%, increase to approximately $33.5 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN total student enrollment increased 32.3% during the nine months ended September 30, 2021 compared to the same period in 2020. The income from operations before interest and income taxes in our HCN Segment was $1.3 million during the nine months ended September 30, 2021, compared to a loss of $0.5 million in the same period in 2020, primarily as a result of the increase in revenue due to higher enrollment discussed above.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $141.5 million and $227.7 million at September 30, 2021 and December 31, 2020, respectively, representing a decrease of $86.2 million, or 37.9%. Cash and cash equivalents at September 30, 2021 decreased by $86.5 million from $228.0 million, or 37.9%, as compared to September 30, 2020. The decrease in cash was due to the acquisition of Rasmussen University on the Closing Date, partially offset by net proceeds of approximately $86.2 million from the underwritten public offering of 3,680,000 shares of our common stock completed on March 1, 2021. The acquisition was funded by $170.5 million of cash and cash equivalents and the net proceeds from the $175 million Term Loan. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, and debt interest and principal obligations, through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We derive a significant portion of our revenue from TA from the DoD and programs from the VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. Disruptions related to the Army’s transition to a new system for soldiers to use to request TA have adversely impacted APUS’s ability to invoice the Army for Army registrations and have adversely impacted accounts receivable balances and cash flow from operations. As of September 30, 2021, approximately $18.7 million in accounts receivable, of which $11.6 million is older than 60 days from the course start date, was due from the Army due to the disruption associated with the transition to ArmyIgnitED. We cannot predict when this disruption will be completely resolved with the Army’s systems fully operational or the timing of expected cash receipts from the Army.

Another significant source of revenue is derived from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term.
We expect to continue to fund our costs and expenses through cash generated from operations. Based on our current level of operations, we believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt and interest obligations, and planned capital expenditures for the foreseeable future. Our operating expenditures may increase in future periods as we continue to invest in the modernization of our information technology systems, advertising, and other expenditures. For the year ended December 31, 2020, we incurred approximately $5.6 million on our multi-year technology transformation program, and we anticipate spending between approximately $6.0 million and $8.0 million in 2021. For the nine months ended September 30, 2021, we incurred approximately $5.0 million on our information technology transformation program, focusing on specific information technology projects, including the replacement of our customer relationship management system. We will continue to evaluate our Partnership At a Distance™, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well.

Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the opening of new campuses at RU and HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may increase as we continue the integration of Rasmussen University, and continue to evaluate and execute on strategic growth opportunities and enhancements to our business capabilities. We expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. For the three and nine months ended September 30, 2021, we incurred approximately $1.6 million and $5.6 million of acquisition-related expenses, respectively, which are included in general and administrative expenses on the Consolidated Statements of Income.
We raised additional capital to finance the Rasmussen Acquisition, as discussed below, and we may also need additional capital in the future, including to finance other business acquisitions and investments in technology or to achieve growth or fund other business initiatives. In February 2021, we filed a shelf registration statement in order to help facilitate potential public offerings of up to $300 million of our securities. On March 1, 2021, we completed an underwritten public offering of 3,680,000 shares of our common stock at a price to the public of $25.00 per share for net proceeds of approximately $86.2 million, after deducting underwriting discounts and commissions and offering expenses, and we have approximately $214 million of room available under our shelf registration statement for future offerings.

Acquisition of Rasmussen University

In connection with entering into the Rasmussen Agreement, on October 28, 2020, we entered into a senior secured credit facilities commitment letter with Macquarie Capital (USA) Inc., or Macquarie Lender, and Macquarie Capital Funding LLC, or Macquarie Capital, and together, Macquarie, pursuant to which Macquarie Capital committed to provide (i) a senior secured term loan facility in the aggregate principal amount of $175.0 million, or the Term Loan, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or together with the Term Loan, the Facilities. On January 26, 2021, we entered into a joinder agreement pursuant to which Macquarie assigned a portion of the commitments to Truist Bank and Truist Securities, Inc.

In connection with the completion of the Rasmussen Acquisition, on the Closing Date, we entered into a Credit Agreement with Macquarie Capital, as administrative agent and collateral agent, Macquarie Lender and Truist Securities as joint lead arrangers and bookrunners, and a syndicate of lenders, or the Lenders and, pursuant to the Credit Agreement, the Lenders provided us with the Facilities. We paid a portion of the consideration for the Rasmussen Acquisition with proceeds from the Term Loan. For more information on the Facilities and their terms, see “Note 8. Long-Term Debt” included in the Consolidated Financial Statements in this Quarterly Report.

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

Acquisition of Graduate School USA

On August 11, 2021, we announced that we had entered into an agreement to acquire substantially all of the assets of Graduate School USA, or Graduate School, one of the largest providers of training to the federal government workforce, for approximately $1.0 million. The purchase price is subject to working capital adjustments, and the acquisition is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of closing conditions.

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

During the three and nine months ended September 30, 2021, we did not repurchase shares of common stock. As of September 30, 2021, there remained $8.4 million available under our share repurchase authorization.

For additional information on our repurchases of our common stock, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of our Annual Report and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Repurchases” of Part II of this Quarterly Report.

Operating Activities

Net cash provided by operating activities was $0.6 million and $44.7 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash from operating activities is primarily due to the timing of the Rasmussen Acquisition. Rasmussen University receives the majority of its cash receipts during the first month of each fiscal quarter while disbursements occur throughout the quarter. Pursuant to the terms of the Rasmussen Acquisition, the Seller in the transaction retained substantially all of the cash held by Rasmussen University on the Closing Date. Accordingly, from the Closing Date through September 30, 2021, and continuing through mid-October when Rasmussen University received its TPPPA, the majority of Rasmussen’s operations were funded by APEI. Cash flow from operating activities also decreased due to changes in working capital due to the timing of receipts and payments, and higher estimated tax payments in 2021 compared to the prior year. Tax payments for income taxes were $7.0 million for the nine months ended September 30, 2021, compared to $3.1 million for the nine months ended September 30, 2020, an increase of $3.9 million. The following changes in working capital accounts had a negative impact on operating cash flow for the nine months ended September 30, 2021, as compared to the prior year period: deferred revenue of $26.9 million due to the acquisition of Rasmussen occurring during the quarterly and academic third quarter term; accounts payable, accrued compensation and benefits, and accrued liabilities of $5.4 million due in part to higher incentive-based compensation payments in the current year period; and changes in accounts receivable of $2.8 million primarily due to the disruption caused by the Army’s transition to the ArmyIgnitED system. Disruptions related to the Army’s transition to a new system for soldiers to use to request TA have adversely impacted APUS’s ability to invoice the Army for Army registrations and may impact future accounts receivable balances and cash flow from operations. As of September 30, 2021, approximately $18.7 million in accounts receivable, of which $11.6 million is older than 60 days from the course start date, was due from the Army due to the disruption caused by the transition to ArmyIgnitED.

Investing Activities

Net cash used in investing activities was $331.3 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. This increase was primarily related to the Rasmussen Acquisition, as well as increases in capital expenditures.

Financing Activities

Net cash provided by financing activities was $244.5 million for the nine months ended September 30, 2021, compared to $15.7 million of net cash used in financing activities for the nine months ended September 30, 2020, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2021 was due to our underwritten public offering of common stock for aggregate net proceeds of approximately $86.2 million and the long-term debt net proceeds of $162.7 million received on the Closing Date. For the nine months ended September 30, 2020, we used $13.6 million to repurchase shares of our common stock in accordance with our share repurchase program.

Contractual Obligations

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements.

Prior to the Closing Date, RU entered into service agreements with a third party, Collegis LLC, to provide marketing and IT services that expire September 30, 2024. The total minimum value of the service contracts over the remaining three year period is approximately $57.2 million.
Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2021. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. For example, during the period ended September 30, 2020 and thereafter, we have experienced a significant decrease in interest rates, including in connection with the COVID-19 pandemic, and we expect to continue to reduce interest income earned on our invested funds. However, the decrease in interest income did not have a material impact on our earnings. At September 30, 2021, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.
In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The interest rate cap agreement provides us with interest rate protection in the event the LIBOR rate increases above 2% and has a January 2025 termination date. As of September 30, 2021, the interest rate cap agreement hedged $87.5 million of principal under our term loan. For every 100 basis points increase in LIBOR, we would incur an incremental $1.8 million in interest expense per year, excluding any impact offset from the interest rate cap agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2021. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

In accordance with SEC guidance of an acquired business, Rasmussen University, acquired on September 1, 2021, was excluded from the evaluation of the effectiveness of our disclosure controls and procedures.

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

In accordance with SEC guidance, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. Based on this guidance, management did not assess the effectiveness of internal control over financial reporting of RU, due to the timing of the acquisition.

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

Army service members participating in TA programs constituted approximately 22.9% of APUS’s adjusted net course registrations for 2020. APUS relies on the ability of the Army, and the other branches of the Armed Forces, to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army previously announced that it would transition from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, that soldiers could use to apply for TA. As described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” this transition has been beset by delays and resulted in temporary suspension and disruption of the Army’s TA programs. While soldiers could continue to directly register for courses with the expectation TA can be retroactively applied for, Army officials have indicated that soldiers will be reimbursed for out-of-pocket costs incurred while ArmyIgnitED is unavailable and the Army has created a process for soldiers to seek reimbursement. On July 16, 2021, the Army released a list of educational institutions that are permitted to begin to enroll students with TA after the ArmyIgnitED system goes live. The Army included AMU and APU on the list of institutions that had taken the steps necessarily to support enrollment of students through the new system, and on July 19, 2021, the ArmyIgnitED system went live for soldiers seeking to use TA for courses at APUS. We continue to experience challenges related to system performance, process changes and software defects, and there is no assurance that the new portal will ever work correctly or efficiently or will not have continuing impacts on soldiers’ ability to participate in the TA programs or receive funds under those programs. There was an adverse impact on registrations and revenue for the quarters ended June 30, 2021 and September 30, 2021, and we expect some impact to continue for the remainder of 2021. The inability of soldiers to participate in TA programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition, particularly because soldiers make up the largest group of TA participants at APUS. In addition, TA will have to be retroactively sought and obtained for soldiers who registered for courses during the period beginning March 8, 2021. As a result, it is possible that we could incur bad debt expenses if soldiers who expect to receive TA do not receive it and do not otherwise pay the tuition for their courses. The disruption to the Army’s systems has also adversely impacted APUS’s ability to invoice the Army for Army registrations and has adversely impacted accounts receivable, and may continue to impact future registrations, revenue and accounts receivable balances and cash flow from operations.

Moderating demand for our programs as a result of the abatement of the COVID-19 pandemic could adversely affect our business, financial condition, and results of operations.

In 2020, we experienced an increase in net course registrations at APUS and an increase in student enrollment at HCN, and Rasmussen University similarly experienced an increase in its enrollments. We believe the increase in net course registrations at APUS was in part due to the impact of the COVID-19 pandemic, and that the increase in student enrollment at Rasmussen University and HCN was due in part to an increase in demand for nursing education and a change in the competitive environment due to COVID-19. There is no assurance that the increases will be sustained, and recent trends at APUS and Rasmussen University show a moderation in registration and enrollments. As the COVID-19 pandemic abates, we believe near-term demand for our programs could moderate further.

Rasmussen University is currently on provisional certification with the Department of Education, including because of the recent Rasmussen Acquisition, and the terms of that provisional certification could limit its potential for growth.

In July 2021, ED notified Rasmussen University that in connection with Rasmussen University’s March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, which include maintaining limitations on new programs and locations that were already in place and imposing a cap on the number of students that participate in Title IV programs that can be enrolled. Additionally, ED continued to require Rasmussen University to submit periodic financial and enrollment reports, a requirement that it had imposed on RU in connection with the financial responsibility letter of credit previously imposed on Rasmussen University. On September 9, 2021, Rasmussen University timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and Rasmussen University entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective as of October 14, 2021, that allows Rasmussen University to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. The TPPPA continues the growth restrictions that ED imposed as a result of the March 2019 change in ownership, including the same enrollment cap. The TPPPA specifies that after ED reviews and accepts financial statements and compliance audits that cover one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek to have the enrollment cap removed and may seek approval for new programs that replace current programs. The TPPPA also specifies that at least until after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. These growth restrictions could limit or adversely affect Rasmussen University’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or changed programs. The growth restrictions could also have an adverse effect on our ability to grow revenues or meet investors’ and financial analysts’ expectations for financial performance.

In addition, if ED were to determine that an institution is unable to meet its responsibilities while it is provisionally-certified, as Rasmussen and APUS currently are, ED can seek to revoke an institutions’ certification to participate in Title IV programs with fewer due process protections than if they were fully-certified. Limitations on our institutions’ operations could, and the loss of our institutions’ certification to participate in Title IV programs would adversely affect our institutions’ enrollments, and our revenue and results of operations.

Congressional and administrative examination of for-profit institutions has resulted in and could result in further legislative and regulatory changes that may materially and adversely affect our business.

ARPA modifies the 90/10 Rule to require that a for-profit institution derive not less than 10% of its revenue from sources other than “federal education assistance funds.” Prior to going into effect, the provisions of ARPA related to the 90/10 Rule are required to go through a negotiated rulemaking process. An ED final rule to implement the ARPA provision is not expected to go into effect until July 1, 2023 for the full year ending December 31, 2023 at the earliest, and we cannot predict to what extent ARPA and the final rule will affect us and our institutions. ARPA does not define “federal education assistance funds”. However, we expect such definition to be developed as part of the required negotiated rulemaking and anticipate that ED would seek to include TA and VA education benefits in the scope of the definition. If the rulemaking process results in TA and VA being included in the “90%” side of the ratio, our institutions’ 90/10 Rule percentage will increase. This change, and any resulting actions we take to adjust the operations of our institutions to comply with the rule, could have a material adverse impact on the financial condition and operations of our institutions.

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

We also cannot predict whether ED’s negotiated rulemaking process to address borrower defenses to repayment, public service student loan forgiveness programs, mandatory pre-dispute arbitration and prohibition of class-action lawsuits, among other issues, will result in regulatory changes that would harm our business. These regulatory changes have the potential to materially and adversely affect our financial conditions and results of operations.

Finally, in October 2021, in what it termed a broad-based initiative to deter for-profit college fraud, the Federal Trade Commission, or FTC, issued informational notices to 70 for-profit higher education institutions, including APUS and Rasmussen University, informing them of certain marketing practices the FTC had previously determined to be deceptive or unfair and therefore unlawful under the FTC Act. The informational notices were sent in furtherance of an FTC Act provision permitting penalties against those engaging in unfair or deceptive acts or practices with actual knowledge of their unfair or deceptive nature. The informational notices informed the institutions that engaging in such practices could subject a company to civil penalties under that provision. By providing the informational notices, the FTC is able to document that the institutions have knowledge that the FTC has found these marketing practices to be unfair or deceptive. The FTC also announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Student Aid and the Department of Veterans Affairs. In addition, on October 6, 2021, ED announced that it had restored an Office of Enforcement within ED’s Office of Federal Student Aid to strengthen oversight of and enforcement actions against postsecondary institutions that participate in federal student loan, grant, and work-study programs. Any civil penalties or enforcement actions could have a material and adverse effect on our financial condition and results of operations

A failure of HCN to satisfy ABHES accreditation standards, including specific student achievement indicators, could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, cash flows, and results of operations.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% pass rate on mandatory licensing and credentialing examinations, or fails to meet state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year ended June 30, 2021, several HCN programs did not satisfy ABHES’s threshold requirements for retention rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended September 30, 2021, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2021	—	$—	—	350,424	$8,396,734
July 1, 2021 - July 31, 2021	—	—	—	350,424	8,396,734
August 1, 2021 - August 31, 2021	—	—	—	350,424	8,396,734
September 1, 2021 - September 30, 2021	—	—	—	383,064	8,396,734
Total	—	$—	—	383,064	$8,396,734

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

(1)During the three month period ended September 30, 2021, we were deemed to have repurchased 8,343 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1
Credit Agreement, dated September 1, 2021, by and among American Public Education, Inc., the Lenders and Issuing Banks from time to time party thereto, Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc., and Truist Securities, Inc. (1)

10.2
Collateral Agreement, dated September 1, 2021, by and among American Public Education, Inc., Macquarie Capital Funding LLC, as administrative agent and collateral agent and the Guarantors from time to time party thereto. (1)

10.3*	Third Amended and Restated Information Technology Services Agreement, dated October 1, 2016, by and between Rasmussen College Inc. and Collegis LLC. (filed herewith)
10.4*
Statement of Work #4, dated March 15, 2019, by and between Collegis, LLC, and Rasmussen College, LLC, subject to the terms of the Third Amended and Restated Information Technology Services Agreement, dated October 1, 2016. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been redacted in compliance with Regulation S-K 601(b)(10).
(1)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on September 2, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	November 8, 2021
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 8, 2021
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)