Form 10-K
period 2021-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2022-03-02
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the price at which the common stock was last sold on the Nasdaq Global Select Market on that date, was approximately $525 million.

The total number of shares of common stock outstanding as of February 28, 2022, was 18,856,210.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2021 fiscal year) are incorporated by reference into Part III of this Annual Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•our expectations regarding the effects of and our response to the COVID-19 pandemic, including the demand environment for online education or nursing education as the pandemic continues and when the pandemic abates, impacts on business operations and our financial results, and our ability to comply with regulations related to emergency relief;

•integration of Rasmussen University, or RU;
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
•actions by the Department of Defense, or DoD, or branches of the United States Armed Forces, including actions related to the disruption and suspension of DoD tuition assistance programs and ArmyIgnitED, and expectations regarding the effects of those actions;
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

•Changes to our teaching methodology and other changes to our programs at Hondros College of Nursing, or HCN, and RU, including as a result of the COVID-19 pandemic, could have an adverse impact on graduates’ outcomes, which could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation.

Risks Related to Attracting and Retaining Students

•Our success and financial performance depend on the effectiveness of our ability to attract students who persist in our institutions’ programs. If we are unable to effectively market our programs or expand into new markets, our operating results would be negatively affected.

•Our student registrations and revenue have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition from GoArmyEd to ArmyIgnitED.

•Enrollments and course registrations by active duty service members may be adversely affected by factors not directly related to education programs, including changes in military activity and budgets.

•DoD’s MOU imposes extensive regulatory requirements with respect to participation in DoD tuition assistance programs, and our revenue and number of students would decrease if we are no longer able to receive funds under DoD tuition assistance programs or if tuition assistance changes.

•Changes our institutions may make to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed may adversely affect enrollment and profitability.

•If our institutions are unable to successfully adjust to future market demands, our performance may be impaired.

•Continued strong competition in the postsecondary education market, including the military and nursing education markets, could decrease our market share and increase our cost of acquiring students.

Risks Related to the Regulation of Our Industry

•If we or our institutions fail to comply with the regulatory requirements for the operation of postsecondary education institutions or to maintain institutional accreditation, we could face a decline in student enrollment, penalties and significant restrictions on operations, including loss of access to DoD tuition assistance programs, Title IV programs, VA benefits, and federal student loans and grants.

•A failure of HCN to satisfy ABHES accreditation standards could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, and results of operations.

•If one of our institutions does not comply with the 90/10 Rule, it will lose eligibility to participate in federal student financial aid programs.

Risks Related to Our Business

•We have entered into, and may enter into or seek to enter into, acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention.

•Integrating our business with RU’s business may be more difficult, costly or time-consuming than expected, and we may not realize the expected benefits of the acquisition.

•We have incurred substantial indebtedness, the cost of servicing that debt could adversely affect our business and financial results, and we may not be able in the future to service that debt.

•Our business could be harmed if our institutions experience a disruption in their ability to process Title IV financial aid.

•We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms.

•We may not be able to successfully manage and limit our exposure to bad debt.

•If we are unable to attract, retain, and develop skilled personnel, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

Risks Related to Our Technology Infrastructure

•We need to continue to expend time, money and resources into our institutions’ information technology, which could adversely affect our systems, controls, and operating efficiency, and those of our institutions.

•Significant information technology system disruptions could negatively impact our ability to generate revenue and could damage our reputation, limiting our ability to attract and retain students.

•Data security breaches and cyber-attacks could compromise sensitive information and cause system disruptions and significant damage to our business and reputation.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
American Public Education, Inc., or APEI, provides online and on-campus postsecondary education to approximately 108,400 students through three subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, and National Education Seminars, which we refer to as Hondros College of Nursing, or HCN. In this Annual Report, “we,” “our,” “us,” “the Company” and similar terms refer to APEI and its educational institutions of higher learning collectively unless the context indicates otherwise. We seek to maximize a student’s return on their educational investment, which we call Higher Education Return on Investment for our Customer or “HEROICTM”. Our institutions of higher learning are purpose built to educate the service-minded student by offering programs designed to prepare individuals for productive contributions to their profession and society and to offer opportunities that may advance students in their current professions or help them prepare for their next career.

Acquisition of Rasmussen University

On September 1, 2021, or the Closing Date, we completed the acquisition of Rasmussen University, or the Rasmussen Acquisition, pursuant to a Membership Interest Purchase Agreement dated October 28, 2020, for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, and net of cash acquired, of $325.5 million in cash. We believe that RU adds an attractive portfolio of curriculum with a strong alignment around mission and culture. The addition of RU has resulted in a more diversified Company with three now roughly equal parts by revenue: one-third nursing education, one-third military and veterans education, and one-third other online education.

Acquisition of Graduate School USA

On January 1, 2022, we completed the previously announced acquisition of substantially all of the assets of Graduate School USA, or GSUSA, one of the largest providers of training to the federal government workforce. The acquisition further advances APEI’s focus on providing training that provides students with pathways to employment and career advancement.

Reporting Segments

    In the third quarter of 2021, in connection with the Rasmussen Acquisition, we revised our reportable segments to reflect the manner in which our Chief Executive Officer, who is our chief operating decision-maker, evaluates performance and allocates resources, to include RU as a separately reportable segment. Prior to the third quarter of 2021 and the Rasmussen Acquisition, we had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment; and the Hondros College of Nursing, or HCN Segment. We now have three reportable segments: the APUS Segment, which was previously included within the former APEI Segment; the Rasmussen University Segment, or RU Segment; and the HCN Segment. Unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment, are now included in “Corporate and Other” in the Consolidated Financial Statements.

American Public University System Segment, or APUS Segment

•American Public University System, Inc., referred to in this Annual Report, as APUS, provides online postsecondary education to approximately 88,800 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC.

APUS offers 130 degree programs and 111 certificate programs in diverse fields of study, with a particular focus on those relevant to today’s job market and emerging fields. Fields of study include traditional academics, such as business administration, health science, technology, criminal justice, education, and liberal arts, as well as public service-focused fields of study such as national security, military studies, intelligence, and homeland security. APUS has institutional accreditation from the Higher Learning Commission, or HLC, with an Open Pathway designation, newly granted in 2021, which affords institutions greater opportunity to pursue institutional improvement projects than the alternative Standard Pathway designation, and several of its academic programs have programmatic accreditations granted by accrediting agencies that review specialized and professional programs in specific fields and disciplines.

APUS is committed to providing high quality, relevant, accessible, affordable, and student-focused higher education to a diverse student population in order to prepare students for service and leadership in a diverse, global society. In addition, the institution seeks to provide professional and workforce development solutions through partnerships with corporations and industry associations. Although APUS’s reach and appeal is broad, the institution continues to emphasize serving the military, veteran, and public service communities. As of December 31, 2021, approximately 63% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 12% of APUS’s students self-reported that they are a military veteran.

Rasmussen University Segment, or RU Segment

•Rasmussen College, LLC, which is referred to in this Annual Report as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to over 17,100 students at its 23 campuses in six states and online. RU offers a comprehensive “ladder” of nursing degrees including a pre-licensure Diploma in Practical Nursing, or PN, an Associate Degree in Nursing, or ADN, and a Bachelor of Science in Nursing, or BSN, as well as the post-licensure RN to BSN, Master of Science in Nursing and Doctorate of Nurse Practice. As of December 31, 2021, approximately 8,800 students were pursuing nursing degrees at RU, approximately 90% of whom are enrolled in RU’s pre-licensure degree programs. RU is institutionally accredited by HLC with an Open Pathway designation, and several of its academic programs have programmatic accreditations granted by accrediting agencies that review specialized and professional programs in specific fields and disciplines.

The RU Segment reflects operations from the Closing Date through December 31, 2021. We did not consolidate the financial results of the RU Segment prior to the Closing Date.

Hondros College of Nursing Segment, or HCN Segment

National Education Seminars, Inc., which is referred to in this Annual Report as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,500 students at six campuses in Ohio, including a campus in Akron that opened in April 2021, a campus in Indianapolis, Indiana, and a campus in Detroit, Michigan expected to open in the Fall of 2022. HCN serves the needs of local nursing and healthcare communities and addresses the persistent supply-demand gap for nurses that is evident nation-wide. HCN offers a Diploma in Practical Nursing, or PN, an Associate Degree in Nursing, or ADN, and a Direct Entry ADN option that offers an accelerated graduation pathway for students who meet certain transfer, academic and entrance exam requirements. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES, a national accrediting agency recognized by ED.

Our consolidated revenue for the year ended December 31, 2021 increased 30.1% to $418.8 million from $321.8 million for the year ended December 31, 2020. Net income for the year ended December 31, 2021 decreased to $17.8 million from $18.8 million for the year ended December 31, 2020. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

COVID-19 Pandemic

Throughout 2021, we continued to monitor the impact of the COVID-19 pandemic and adjust our operations as appropriate in light of state and federal guidance. The COVID-19 pandemic did not materially impact our results of operations during the fiscal year ended December 31, 2021. Any future impact on our operations remains uncertain. We believe that the pandemic at times contributed to increased registrations and enrollments across our institutions during certain periods of 2020 and at other times contributed to decreased registrations and enrollments and increased deferrals at RU and HCN in 2021. Based on trends that were developing as the pandemic began to abate prior to the omicron variant, we believe near-term demand for our programs could moderate further. For more information on the impacts of COVID-19 on our business and related risks, please refer to the sections entitled “Risk Factors – Risks Related to the COVID-19 Pandemic” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Postsecondary Education Market Characteristics

Postsecondary institutions, and the credentials they grant, continue to play an important role in enabling social and economic mobility. Occupations that require a postsecondary credential were projected by the U.S. Bureau of Labor Statistics in 2021 to grow at a rate of 10% between 2020 and 2030, a much faster rate than the 6% projected for those that do not require a postsecondary education, and most of the fastest-growing occupations were projected to need postsecondary education.

The postsecondary education market in the United States is large (with close to 4,000 institutions), diverse in its business models, and fragmented such that no one institution has a significant market share. Most postsecondary institutions, including for-profit postsecondary institutions, regardless of where they are located, how they are organized, or who they serve, face challenges, including:

•Enrollment Declines: In the United States, student enrollment declined in the fall of 2021 by 2.7% at postsecondary institutions participating in the student financial aid programs authorized under Title IV of the HEA, or Title IV programs, as compared to the same period the previous year. Student enrollment at four-year for-profit institutions decreased 9.3% in the fall of 2021 following a 5.3% increase in the fall of 2020.
•Affordability: There is a continued focus on the cost of a college education and a resulting impact on access as well as on the high level of college student indebtedness.
•Quality: Postsecondary institutions face questions from lawmakers, the media, potential students, and others about the quality of academic programs. Additionally, postsecondary institutions may face additional questions in light of the impacts of the COVID-19 pandemic on postsecondary education and are often subject to accreditor requirements with respect to academic outcomes.
•Competition: Competition exists from lower cost alternatives and from non-traditional competitors, such as those offering competency-based education, or CBE, programs, coding bootcamps, credentialing programs, micro-credentials, massive open online courses, corporate training, and other alternative educational paths that offer flexible and individualized programs.
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
•Technological Demands: Rapidly evolving technology is transforming the education industry in ways that were unpredictable even at the beginning of 2020. This transformation has been accelerated by the impacts of the COVID-19 pandemic, which has forced institutions, their employees and their students to adapt to widespread remote or hybrid learning and has challenged institutions in particular to do so effectively, efficiently and securely.

Opportunities

Opportunities for Active Duty Military and Veterans - APUS

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

The Department of Defense, or DoD, tuition assistance program, or TA, offers active duty, National Guard and Reserve Component service members a variety of education and financial aid options. Additionally, veterans (and certain service members) are eligible for educational benefits from the Department of Veterans Affairs, or VA. For more information, refer to “Our Institutions - Sources of Student Financing” and “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements.”

The U.S. military is demonstrating increased levels of support for credentials other than degrees. Credentialing Opportunities On-Line, or COOL, is a program for each of the military branches and DoD civilians that links military occupations and experiences to civilian credentials (e.g., occupational certifications, licenses, and apprenticeships). While benefits vary by service, service members may be eligible for assistance in paying for certifications, including by prior payment (e.g., vouchers) or service member reimbursement. Students must meet certain eligibility requirements in order to receive credentialing assistance, including in some cases service time, experience, and eligibility requirements for TA benefit programs. The Army additionally offers an expanded credentialing program called the Army Credentialing Assistance Program, or CA. CA is a program designed to support soldiers who wish to pursue civilian credentials, licenses, and certifications that may lead directly to a specific job, including in areas outside of a soldier’s Military Occupational Specialty, or MOS. Through CA, soldiers can request funding for fees associated with qualifying programs listed on Army COOL. APUS became an approved training provider for CA programs in October 2019, while CA was in an expanded user test, and Army-wide implementation of CA began in January 2020. Students in the Army utilizing both TA and CA are subject to an annual combined cap on benefits of $4,000. We believe other service branches may follow the Army’s example or pursue other approaches to enhancing support for credentialing, including, for example, the Coast Guard’s Credentialing Assistance Program.

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

Opportunities for RU and HCN
On a national level, the expanding need for healthcare coupled with a nursing shortage is driving demand for nursing education. Projected employment for registered nurses and licensed practical nurses is expected to grow by approximately 9% annually from 2020 to 2030, according to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook, 2020-21 Edition. When factoring in the need to replace workers who transfer to different occupations or exit the labor force, such as to retire, the U.S. Bureau of Labor Statistics projects over 194,000 openings for registered nurses each year through 2030. Additionally, Registered Nurse was the fourth highest LinkedIn job post in the third quarter of 2021. However, despite the anticipated growth in job opportunities, over 80,000 qualified applications nationwide were not accepted by entry-level baccalaureate and graduate nursing programs in 2019, primarily due to a shortage of clinical sites, faculty, and resource constraints, according to a 2020 report from the American Association of Colleges of Nursing. These statistics suggest there is significant unmet demand from qualified students for nursing educational programs.

Opportunities for On-line and Training – APUS, RU, and GSUSA

More broadly, U.S. employers are increasingly reporting significant gaps between required job skills and the current capabilities of their workforce. Jobvite, a talent analytics platform, conducted a survey of recruiters and human resources professionals in 2021 in which 47% of respondents indicated that lack of skilled and qualified candidates was a continued hiring challenge. Working adults also recognize the need to be lifelong learners. In a joint Gallup and Amazon study from 2021, 57% of U.S. workers polled indicated that they want to update their skills, and results also reflected an increasing desire by workers that employers fund their skills training. As such, we believe a growing number of employers and professional associations will seek partnerships with academic institutions to advance the skills and productivity of their workforce through higher education and training programs.

Competition

    Within the postsecondary education market, our institutions compete primarily with not-for-profit, public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs. We believe our primary competitors include Arizona State University, University of Arizona Global Campus (formerly Ashford University), Capella University, Grand Canyon University, Liberty University, Penn State World Campus, Purdue Global, Southern New Hampshire University, Strayer University, University of Maryland Global Campus (formerly University of Maryland University College), University of Phoenix, and flagship and mid-size state universities offering degree programs online. Additionally, we operate 30 on-ground nursing campuses in approximately 20 markets where we compete with a mix of local career colleges and two- and four-year colleges.

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

    Due to the increase in online postsecondary offerings, which has accelerated as a result of the COVID-19 pandemic, coupled with continued postsecondary enrollment declines in the United States, we could face increased competition as fewer students pursue degree-based postsecondary education from a wider selection of online offerings. Furthermore, we anticipate increased competition from campus-based postsecondary institutions as they continue to increase the number of online degree programs and develop more non-traditional programs for working adult students.

    Increased competition for college-ready students has led to an increase in the cost of advertising in certain marketing channels. Continued increases in the cost of advertising may adversely impact our ability to attract college-ready students and/or increase our student acquisition costs. Moreover, institutions who charge higher tuition are generally in a position to make larger investments in marketing, specifically in student acquisition.

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

Competition for APUS

APUS has focused on serving the military community since its founding as American Military University, or AMU, and the military market continues to be the primary market for APUS. Within the military market, there are more than 2,500 institutions that serve military students and receive funds through the DoD TA program. The primary competitors for military students are other institutions offering online instruction, and colleges and universities offering on-campus instruction located near military installations. Over the last several years, a number of APUS’s competitors have expanded their outreach and marketing efforts directed at active duty and reserve service members, as well as veterans.

We believe that APUS will continue to see increased competition in the military community from both not-for-profit and for-profit schools as well as from the Armed Forces themselves. For example, in March 2020, the Navy announced a new “Education Strategy for Seapower 2020” that is intended to be a new comprehensive education strategy. As part of this strategy, the Navy, in cooperation with the U.S. Marine Corps and the U.S. Coast Guard, in January 2021 began piloting online courses for the new United States Naval Community College, a community college supporting naval education for enlisted service members, and plans to enroll as many as 5,500 students into targeted associate’s degree programs with partner colleges and universities in an expanded pilot phase that began in January 2022. While a number of schools with which APUS competes participate in this program, APUS is not an eligible partner. The Armed Forces may also begin offering distance learning through their own institutions.

As traditional not-for-profit public and private schools advance their online capabilities, they will present increasing levels of competition for APUS. At the same time, we believe for-profit schools will continue to market to students eligible for TA and VA education benefits in an attempt to comply with an ED regulatory requirement known as the 90/10 Rule (a rule that imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under ED’s regulations). This regulatory requirement and recent and certain proposed changes are described more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule’.”

Competition for Our Nursing Programs - RU and HCN

RU and HCN’s nursing programs are offered as campus-based programs to residents in the geographic areas surrounding its campuses. In these geographic areas, we compete with other schools offering similar programs, including for-profit and not-for-profit public and private colleges. Because of the relatively local focus of these programs, our competitive environment is impacted by various factors that are specific not only to states where campuses are located but also to the particular areas where the campuses are located, including local supply and demand for nurses and nursing schools.

Competition for RU

RU is a post-secondary institution with 23 campuses in Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin and nationwide through its online programs and corporate training programs. Beginning in 2017, RU began offering several competency-based programs that are well-suited to RU’s adult student base and in January 2021 launched its first doctoral degree, Doctor of Nursing Practice.

As of December 31, 2021, nursing programs comprised approximately 50% of RU’s total enrollment, with the majority of those students in first licensure programs, which are campus-based and serve residents in the geographic areas surrounding the campuses. In these geographic areas, RU competes with other schools offering similar programs, including for-profit and not-for-profit public and private colleges. Due to this local focus, RU’s competitive environment is impacted by various factors that are unique to each campus market, including local supply and demand dynamics for nurses and nursing schools.

In terms of the online programs that are offered in fields of study beyond nursing and select health sciences programs, RU competes with not-for-profit, public and private two-year and four-year colleges as well as other for-profit schools, particularly those that offer online learning programs.

Competition for HCN

Although HCN has shifted at times to online delivery of its courses and on-campus delivery of certain labs during the COVID-19 pandemic, programs for HCN are typically offered as campus-based programs to residents in the geographic areas surrounding its campuses. In these geographic areas, HCN competes with other schools offering similar programs, including for-profit and not-for-profit public and private colleges. Because of its relatively local focus, HCN’s competitive environment is impacted by various factors that are specific not only to Ohio and Indiana but also to the particular areas of Ohio and Indiana where HCN’s campuses are located, including local supply and demand dynamics for nurses and nursing schools.

Competitive Strengths

While many institutions are struggling to determine how to meet the needs of today’s students, our institutions have focused on consistently delivering high returns on student educational investment, serving the needs of the healthcare communities in which RU and HCN have campuses as well as busy military and non-military students who are often balancing work and other obligations with school and living expenses with the cost of education at APUS, and broadly serving the needs of working adults.
    The sources of our institutions’ competitive strengths include:
•Affordable Tuition. Affordable tuition has been a priority of APUS since its founding. APUS’s low tuition rates mean that its students are not required to take on as much debt as they might at another institution. The combined tuition and fees at APUS are generally less expensive for undergraduate and graduate students than the average in-state cost at a public university. Comparably, APUS costs are about 30% less than the average in-state full-time undergraduate tuition, fees, and books at public universities, according to the final 2018-2019 institutional data reported to the U.S. Department of Education through The Integrated Postsecondary Education Data System. Today, tuition at APUS also remains among the lowest in the four-year for-profit sector. To support APUS’s active duty military students using TA, APUS provides an APUS-funded tuition grant so that undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents have a net tuition of $250 per credit hour, which is the same amount as covered by TA and when combined with the APUS funded book grant means that active duty military utilizing TA may attain a degree at APUS for no out-of-pocket cost. APUS’s low tuition and fees, in combination with APUS-funded tuition grants and book grant provided to all undergraduate students, and beginning in January 2020, active-duty military students and their spouses and dependents at the master’s level, result in significant savings for students. Since 2001, APUS has provided approximately $148 million in books and materials savings to students from its APUS-funded book grant.

Tuition and fees at RU and HCN are also designed to be affordable and competitive with those of similar institutions offering the same level of flexibility, accessibility, and student experience. At RU, students can lower their total cost of attendance through self-directed assessments, which provide savings by permitting students who demonstrate proficiency in a subject to test out of courses. Self-directed assessments, when available, may be attempted for a prepaid fee, which was increased in January 2022 from $99 per assessment to roughly $149 per assessment. In 2020, RU students earned more than 20,000 credits through self-directed assessments and saved more than $5.2 million in tuition. We believe that, given broad concerns about rising tuition and student loan debt in higher education, there are opportunities to create awareness and attract college-ready students with the primary message of affordability, value, and higher education return on investment for our customers, or HEROICTM.

•Relevant and Quality Offerings Aligned with Student and Employer Demands: Our institutions offer programs aligned to jobs that Bureau of Labor Statistics data and non-governmental organizations have indicated are areas of high growth in the job market. Our institutions are also committed to continually assessing and enhancing our academic programs and our student services to offer a high-quality education and facilitate successful outcomes for our students and graduates that align with employer needs.

The depth and breadth of APUS’s program offerings are designed to effectively address the diverse needs of students who enter into education programs with vastly different educational and career backgrounds and goals. APUS offers healthcare, technology, business, cybersecurity, and health information management programs, as well as a liberal arts curriculum that supports the development of critical thinking and soft skills in demand by employers. APUS also utilizes Industry Advisory Councils to evaluate its current curriculum and inform the career relevance of programs and degrees, which facilitates efforts to connect APUS’s curriculum to the industries and the students it serves and to deliver a high-quality academic product. Approximately 63% of APUS’s full-time faculty have a terminal degree in their field of study.

RU and HCN focus on educational relevance and excellence by hiring experienced nurses and other industry professionals as faculty members while enhancing student services to assist students with courses, labs, and clinical offerings. RU seeks faculty members who have demonstrated experience in their respective field of study. All faculty members who teach in RU’s programs have experience in their applicable program, which we believe helps RU students graduate with the skills needed to be effective in their designated field. Similarly, HCN’s faculty includes individuals with research experience and specialized nursing credentials. HCN has invested in an innovative concept-based curriculum and simulation labs to enhance the student learning experience and improve student success. As pre-licensure educators, RU and HCN create new nurses to meet the significant imbalance of supply and demand that exists for nurses.

•Military Market Leader: APUS traces its roots to AMU, which was founded in 1991 as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. Since its founding, APUS has broadened its focus to include other military communities, veterans, and public service and service-minded communities, with a focus on a broad purpose of “educating those who serve”. Today, APUS is a market leader among active duty military professionals and veterans. APUS is the top provider of education for the U.S. military and veterans, based on the fiscal 2019 TA and VA recipient student enrollment data, as reported by Military Times. As of December 31, 2021, approximately 63% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 12% of APUS’s students self-reported that they are a military veteran.

•Pre-licensure Nursing Footprint provides Competitive Moat: Both RU and HCN are primarily focused on “creating new nurses” by preparing and training nursing students to enter the nursing profession as licensed nurses as opposed to furthering the credentials of already-licensed nurses. Given the state and regulatory approvals necessary, the investment in physical campus facilities, the specialized programmatic knowledge and related accreditations, clinical placement requirements, the time to receive approval to grow nursing enrollments and various standards that nursing schools must meet, we believe nursing education – and in particular first or pre-licensure nursing education – provides us with opportunities to distinguish ourselves from our competitors.

•Flexible Delivery / Frequent Entry Points / Focused on Adult Learners. APUS offers online delivery with monthly starts, giving students the opportunity to begin their studies at a time that works for them. Our academic support offerings, from advising and mentoring to library services and career planning, are individualized to students’ needs, designed to support them at each step of their education journey in a format that works best for them. Because students are located worldwide, APUS provides asynchronous, interactive education to students that fits their busy lives. RU offers flexible start dates and online courses for their programs and a blend of online and in person courses for their nursing and other health care related programs. RU also offers CBE programs, which permit students to control their own pace and progress in a program by demonstrating that they have achieved certain skills or knowledge rather than by earning credit hours. HCN offers programs that accommodate working adults by offering blended online and in-person courses for the PN and ADN Programs, as well as daytime and evening/weekend options at convenient campus locations.

Strategy

APEI, through its subsidiary institutions, is focused on providing a Higher Education Return on Investment for our Customers. We call this HEROICTM to reflect not only the value proposition that we make to our prospective and enrolled students but also to recognize the importance of the real “heroes” in the primary student segments that we serve – individuals who serve the country and society at large. Our heritage is one of “educating those who serve” including military and veterans, public service communities like police, firefighters, first responders, nurses, teachers, public health workers, and those who serve the country in fields like homeland security, intelligence, cybersecurity, information technology, and related fields.

Since September 2019, we have been in the process of resetting and re-positioning the Company for growth. This first phase of the reset and re-positioning focused on stabilizing and returning the core businesses to growth, as well as identifying APEI’s path forward.

We believe results in 2021 reflected strong progress towards these goals, as student enrollments grew 28% at HCN, which we believe reflects not just the secular demand for nursing, but improvements in processes, outcomes, and offerings that HCN has implemented, and we closed the Rasmussen Acquisition. At APUS, in 2021, we continued to make investments in technology to improve the student experience and to allocate additional marketing resources to focus on students for whom we believe our value proposition is highly attractive.

As we transform the enterprise to focus on sustainable growth, we are also transforming how we think about and define high quality outcomes. As an enterprise that predominantly serves working and/or adult learners, our students are intensely focused on initial job attainment or progression and advancement in a current career path, and we are focused on providing skills and training that can help facilitate that path to employment or advancement for our students.

•As part of this phase of our transformation for growth, our strategy is organized around areas where we believe we have “the right to win.” This means that we will continue to focus on being the top educator to active-duty military and veterans and to pre-licensure nurses.

•APUS, through AMU, enjoys strong brand recognition with the veterans’ community, and we plan to make our unique value proposition more widely known and accessible to the veterans and military-affiliated communities.

•At RU and HCN, we believe we are well positioned to serve society’s enduring and growing need for nurses. We are focused on expanding the nursing opportunities at RU and HCN through both geographic campus expansion of our national nursing platform as well as the expansion of our programs and course offerings.

Consistent with the themes of HEROICTM, “educating those who serve”, and being deliberate about where we can win in the marketplace, during 2021 we focused on nursing education, with an emphasis on pre-licensure programs. Pre-licensure nursing education today is estimated to be approximately 50% of the total nursing education market and is expected to grow at a compounded annual growth rate of approximately 25% over the next four years as reported in Technavio Nursing Education Report 2020. This focus led to our acquisition of RU. With the acquisition of RU, we believe APEI is the largest pre-licensure national nursing platform in the United States. RU has over 8,800 nursing students at its 23 campuses across six states and online with over 90% of those students pursuing a pre-licensure nursing degree at the PN, ADN, or BSN (Bachelor of Science, Nursing) level. RU enrolls the largest number of ADN students in the United States and, together with HCN’s nearly 2,500 nursing students, we have what we believe is the largest population of PN and ADN students in the country. Collectively, following the closing of the Rasmussen Acquisition and assuming the opening of a new RU campus in Dallas, Texas and a new HCN campus in Detroit, Michigan, our nursing footprint will cover 32 campuses across ten states. We believe that our collective scale, our programmatic and educational expertise, and our regulatory understanding positions us well to serve society and the medical system needs for nurses.

We expect to continue to focus on education that provide real skills and provide pathways to employment and career advancement in identifiable jobs. To support growth in our existing businesses and to diversify our business model, we plan to continue to assess and pursue strategic investments and acquisitions. Our investment and acquisition strategy includes a focus on investing in nursing and healthcare education, such as with the Rasmussen Acquisition, as well as investing in companies that bridge postsecondary education to employment, such as with the GSUSA acquisition, to improve economic mobility for adult learners, in particular those in the military, national security and public service communities, through a combination of educational offerings and workforce-related solutions

Seasonality and Quarterly Fluctuations

Our quarterly results fluctuate and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments. Historically, across our institutions, our enrollments are higher in the fall term when students traditionally start their education. Our student population also varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of these factors.

Available Information About Us

APEI was incorporated in Delaware in 2002 as the successor to a Virginia corporation incorporated in 1991. Our website is www.apei.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information on or available through our website is not incorporated by reference in this Annual Report, and any reference to our website is intended to be an inactive textual reference only.

OUR INSTITUTIONS

    We provide postsecondary education through three educational institutions of higher learning, APUS, RU, and HCN. Our institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the U.S. Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV. We also provide training to the federal government workforce through GSUSA

APEI performs certain business functions, including human resources, marketing, product management, legal services, finance, facilities services, information technology, financial aid processing, digitization of course materials, career services, and strategic analytics and research on a shared basis for the benefit of APUS, RU, and in some cases HCN, with the capability to expand these shared services to other entities in the future. We believe that the shared services model promotes the efficient use of resources, allowing our institutions to continue to focus on meeting applicable accreditation standards and maintaining control over the academic and core operational functions necessary to the functioning of an institution of higher learning. We implemented this model for RU following the completion of the Rasmussen Acquisition.

American Public University System

    APUS is based in Charles Town, West Virginia and has institutional accreditation from HLC, a regional accrediting agency, with a newly awarded Open Pathway designation. As mentioned in “Competitive Strengths” above, APUS traces its roots to AMU, which was founded in 1991 as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. APUS has broadened its focus to include other military communities, veterans, and public service and public service-minded communities with a focus on educating those who serve. In 2002, APUS was organized into a university system with two components: AMU and APU. AMU is focused on educating students from the military, national security, military-affiliated and service communities. APU is focused on educating career-focused working adults with an emphasis on educating professionals working in service-related communities. APUS is an online institution of higher learning, which we believe is well-suited to its students, especially its military, public service and working adult students, many of whom serve in positions requiring extended and irregular work schedules, are on call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, must balance family and work demands or are single parents with limited financial resources. Many APUS students have significant prior education and career experiences; 89% are working adults and the average age of APUS students is 32. APUS is designed to serve those students with tailored offerings to support them in successfully reaching their individual goals.

Although APUS’s focus has broadened, it continues to have an emphasis on its relationship with the military community. As of December 31, 2021, approximately 63% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 12% of APUS’s students self-reported that they are a military veteran. The remainder of APUS’s students are military-affiliated professionals (such as veterans, reservists, or National Guard members), public service professionals (such as law enforcement personnel or other first responders), and other civilians (such as military spouses and working adult students).

Curriculum and Scheduling

APUS offers 130 degree programs and 111 certificate programs. Over 1,700 distinct courses are available in either eight- or sixteen-week formats. Most academic terms begin on the first Monday of each month. APUS’s programs are as follows:

Programs	Number
Doctoral Degrees	2
Master’s Degrees	45
Bachelor’s Degrees	54
Associate Degrees	29
Total Degree Programs:	130

Certificates	Number
Graduate	54
Undergraduate	57
Total Certificates:	111

TOTAL PROGRAMS AND CERTIFICATES	241

APUS’s certificate programs generally require a minimum of 18 credit hours and focus on a particular component of a broader degree program. Students may earn either discrete certificates or certificates in combination with work toward a degree program. In addition, APUS has several offerings that we refer to as “NanoCerts” that are comprised of three academic courses in a related area of interest. Like a microcredential, a NanoCert allows students to pursue a course of study without having to commit to a degree or certificate program. For a full list of our degree and certificate programs, please see catalog.apus.edu. Information on or available through our website is not incorporated by reference in this Annual Report, and any references to our website are intended to be inactive textual references only.

    For the fiscal year ended December 31, 2021, 25% of APUS students were enrolled in business programs, 22% in security and global studies programs, and 23% in arts and humanities programs, with the remainder of students in science, technology, education and math, and health sciences programs. During that period, 57% of students were enrolled in a bachelor’s degree program, 18% in an associate degree program, 16% in a master’s degree program, and 8% in certificate or other programs.

    Student Recruitment and Marketing

    APUS’s relationship-based marketing strategy focuses on building long-term, mutually beneficial relationships with organizations and individuals in the military, military-affiliated, and public service communities. We rely on outreach teams, which serve these communities and foster long-standing relationships, as the core of this strategy. We believe APUS’s reputation as a trusted educator positions APUS as a respected institution among certain federal and public service sector employers. These relationships, as well as APUS’s student and alumni networks, also cultivate personal referrals. We believe that this relationship-based marketing approach enables APUS to achieve lower student acquisition costs than otherwise would be achieved if it focused more heavily on traditional media advertising.
    APUS supplements relationship-based marketing with multichannel, data-driven marketing campaigns to create greater brand awareness, particularly focused on academically prepared potential students outside the military, military-affiliated, and service communities. In these campaigns, APUS utilizes, among other marketing channels, digital marketing channels such as organic and paid search, APUS owned and external content and social marketing communities, linear and digital TV advertising, radio advertising, and print advertising. Increased competition in paid marketing channels has resulted in higher advertising costs in certain marketing channels and could lead to increased student acquisition costs. To better manage costs and focus marketing efforts on prospective student audiences most likely to matriculate and succeed, APUS utilizes tools to provide new insights connecting individual student performance data with third-party audience insights and the marketing touch points that attracted them. APUS is using these insights and other highly personalized approaches to improve future decisions with respect to marketing mix allocation, audience targeting, new initiatives, relevant messaging, and creative decisions, as well as to more effectively and deeply leverage platform tools that support scalable advertising development, delivery, and testing.
    APUS also provides more than 200 partner organizations with a range of services to maximize strategic workforce development goals, including dedicated client services, admissions support, custom program webpages, direct payment options for eligible institutions, and tuition grants.

APUS has a long-standing commitment to affordability. Comparably, APUS costs are about 30% less than the average in-state full-time undergraduate tuition, fees, and books at public universities, according to the final 2018-2019 institutional data reported to the U.S. Department of Education through The Integrated Postsecondary Education Data System. Undergraduate full-time tuition, fees, and average book costs are based on a course load of 24 credit hours per year. APUS’s tuition changed effective January 1, 2020, as discussed below.

    Based on data obtained from digital research and direct audience insights, we believe that APUS’s affordability and value proposition is highly attractive to purpose-driven adult learners who seek affordable, accessible education offerings that are aligned with in-demand fields where they can make a difference. In 2020, we launched a new marketing campaign focusing on affordability and higher education return on investment for our customers, or HEROICTM. We believe our commitment to affordability, particularly compared to that of other four-year public and private institutions, strongly resonates given this audience’s deep concern for saving money and their reluctance to take on debt. Learners are looking for a practical solution that provides a return for their educational investment and fits their lifestyle and values. APUS has been recognized among education providers in this respect and ranked in the top 10% for return on investment for colleges and universities nationwide, according to the Georgetown University Center on Education and the Workforce 2022 report, “Ranking 4,500 Colleges by ROI” based on the 40-year net present value for completers who received federal financial aid.

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

Student Body and Enrollment

The student body of APUS consists of approximately 88,800 enrolled students, most of whom hold full-time employment. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence, who are currently attending a course or have completed at least one course within the last 12 months.

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

    Accreditation

APUS has institutional accreditation from HLC, a regional institutional accrediting agency recognized by ED. The status and meaning of this accreditation is described more fully below in “Regulatory Environment - Accreditation.” In August 2021, HLC granted APUS re-accreditation, with the next reaffirmation of accreditation scheduled for 2030-2031. As part of the process, APUS was awarded the Open Pathway designation, which affords institutions greater opportunity to pursue institutional improvement projects than the previous Standard Pathway designation.

In addition to institutional accreditation by HLC, certain programs offered by APUS have received specialized accreditation. For example, the Accreditation Council for Business Schools and Programs, or ACBSP, generally accredits 21 different business-focused academic programs offered by APUS and accredits two APUS accounting programs under a specialized accounting accreditation. The Commission on Collegiate Nursing Education, or CCNE, accredits the Bachelor and Master of Science in Nursing programs.

In addition, APUS has obtained professional recognition for certain of its programs. For example, the Society for Human Resource Management has recognized APUS’ program concentrations in Human Resources, the American Sport Education Program for Bronze Level Certification and the National Academy of Sports Medicine Performance Enhancement Specialist has recognized certain courses in the Sports and Health Sciences program , the National Security Agency - Information Assurance Courseware Evaluation has recognized the Information Systems Security program , and the National Council on Family Relations for the Certified Family Life Educator has recognized certain courses in the Human Development and Family Studies program.

APUS’s Master of Public Health program holds accreditation from the Council on Education for Public Health. In addition, the International Fire Service Accreditation Congress has accredited five APUS programs.

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

    Cost of Attendance and Financial Aid

    We believe that APUS’s commitment to maximizing a student’s return on their educational investment is one of its competitive strengths. We are focused on offering our students affordable programs, and many APUS students also transfer a significant number of previously earned academic credit hours, which reduces the remaining credit hours required to earn their degree, and therefore reduces the cost of the degree.

At APUS, tuition for undergraduate courses is $285 per credit hour, tuition for master’s level classes is $370 per credit hour, and there is a technology fee of $65 per course. In general, a bachelor’s degree may be earned for $34,485 in tuition costs at current tuition rates, and APUS master’s degrees may be earned for $13,320 in tuition at current tuition rates. The combined tuition, fees, and books at APUS are designed to be less expensive for undergraduate and graduate students than the average in-state cost at a public university. APUS has historically rarely raised its tuition. APUS’s January 2020 tuition increase – its most recent – was APUS’s first increase since July 2015 and was intended to help support increased investments in academic learning and student operations.

Undergraduate students and, effective January 1, 2020, all active duty military students and their spouses and dependents, enrolled in courses for academic credit receive their textbooks and certain course materials at no additional cost to them through an APUS-funded institutional book-grant program. This book grant represents an approximate savings over the course of a student’s undergraduate degree program of $1,240 annually as compared to public four-year colleges and universities, according to comparative information from The College Board’s Trends in College Pricing 2021 report. APUS also utilizes open access and online library materials where appropriate and works with various publishers to reduce the cost of textbooks and course materials for both graduate students who pay for textbooks and course materials and for APUS who funds the book grant.

To support APUS's active duty military students using TA, APUS provides a $35 per credit hour APUS-funded tuition grant for active duty military undergraduate students and their spouses and dependents and a $120 per credit hour APUS-funded tuition grant for active duty military master’s students and their spouses to keep the cost at $250 per credit hour, which is the amount that TA covers. As a result of APUS’s pricing and APUS-funded grants, for active duty military students using TA, an undergraduate or master’s degree at APUS may be attained for no out-of-pocket cost. APUS’s tuition grant applied to approximately 68% of its total net course registrations in 2020 and 2021, respectively.

Veterans who qualify for 100% of their Post-9/11 GI Bill benefits are expected to generally have no out-of-pocket expenses either, notwithstanding the expiration of APUS’s tuition grant for veterans at the end of 2019. Those veterans who do not qualify for 100% may have experienced a small increase in out-of-pocket costs in 2020 and after as compared to 2019, but because APUS is a “Yellow Ribbon” university, many are expected to have access to additional funding resources.

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

    Sources of Student Financing

APUS’s students finance their education through a combination of individual resources, TA, VA education benefits, ED’s Title IV programs, private loans, state and federal grants, and corporate reimbursement programs. Most students rely on some form of financial aid in addition to their individual resources. Students utilizing DoD’s tuition assistance programs accounted for 45%, those using VA education benefits 21%, and those utilizing ED’s Title IV programs 20% of APUS’s net course registrations in 2021. We believe that the ability of our students to participate in these programs is essential to APUS’s success. Participation in TA, VA education benefits and ED’s Title IV programs add to APUS’s regulatory burden, as described more fully below in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements.”

Federal legislative activity and actions by ED and DoD may adversely impact the ability of APUS’s students to obtain tuition financing, which as with any other limitations on tuition financing could have a material adverse effect on APUS’s enrollments and our financial condition, as described more fully below in “Risk Factors – Risks Related to Our Business.”

Rasmussen University

Rasmussen University is based in Minneapolis, Minnesota and has institutional accreditation from the HLC, with an Open Pathway designation. Walter Rasmussen founded Rasmussen Practical School of Business in 1900 in St. Paul, Minnesota. What was once a single campus offering short‐term certificates and diplomas to working adults in the St. Paul community is now a 23-campus network across six states, offering degrees at the associate, baccalaureate, master’s, and doctoral level. The original focus on educating young men and women with a view to preparing them for a career laid the foundation for an inclusive institution built to serve those not typically served by traditional higher education. RU has developed a curriculum process wherein programs “ladder” from one to another, enabling students to in many cases build from certificates to master’s degrees and, in January 2021, launched its first doctoral program, Doctor of Nursing Practice.

RU remains committed to innovation in program delivery. Virtually every program at RU incorporates online content alongside lab and clinical or classroom components. Given the institution’s deep commitment to innovation and to the development of career‐based skills, RU quickly recognized the alignment of CBE with the institution’s educational philosophy and course development strategy as CBE emerged in recent years. Several competency‐based programs were launched beginning in 2016, shepherding in an innovation that we believe is well‐suited to RU’s adult student base.

While RU continues to offer programs across a broad range of fields of study, recent years have seen an increased focus on healthcare, specifically nursing education. As of December 31, 2021, approximately 8,800 students are pursuing nursing degrees at RU, approximately 90% of whom are enrolled in RU’s pre-licensure degree programs.

In connection with the Rasmussen Acquisition, RU is currently subject to ED-imposed restrictions on new programs and locations in terms of Title IV eligibility, and those restrictions will remain in effect until ED reviews and accepts audited financial statements and compliance audits for RU under APEI’s ownership.

This could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students. For more on these growth restrictions, please see “Regulatory Environment - Student Financing Sources and Related Regulations/ Requirements - Regulation of Title IV Financial Aid Programs.”

Curriculum and Scheduling

RU offers programs across seven Schools of study: Nursing, Health Sciences, Business, Education, Technology, Design and Justice Studies. RU offers over 900 distinct courses are available in either 5.5 or 11-week formats. Academic terms begin in January, April, July, and October of each year. RU’s programs are as follows:

Programs	Number
Doctoral Degrees	1
Master’s Degrees	6
Bachelor’s Degrees	18
Associate Degrees	21
Certificate/Diploma programs	14
Total Programs	60

For the fiscal year ended December 31, 2021, 50% of RU students were enrolled in nursing programs, 19% in health sciences programs, and 15% in business programs, with the remainder of students in education, technology, design and justice studies programs. At the credential level, 65% of students were enrolled in an associate degree program, 21% in a bachelor’s degree program, 11% in certificate or diploma programs, with the remainder at the master’s or doctoral level.

Student Recruitment and Marketing

RU is committed to supporting students from inquiry to enrollment and beyond. The local campus presence in the communities served by the institution and the relationships that arise from that local presence are a key contributor to RU’s student recruitment efforts.

RU complements its relationship-based marketing with multichannel, data-driven marketing campaigns to create greater brand awareness, particularly among academically prepared potential students in the markets in which RU has a campus presence. In these campaigns, RU utilizes, among other marketing channels, digital marketing channels such as organic and paid search, RU- owned and external content and social marketing communities, linear and digital TV advertising, radio advertising, and print advertising. Increased competition in paid marketing channels has resulted in higher advertising costs in certain marketing channels and could lead to increased student acquisition costs.

RU also has alliances with over 200 corporations and other organizations whereby employees of those organizations can pursue their education at RU with a view to supporting and maximizing the strategic workforce development goals of those organizations. Dedicated client services, admissions support, direct payment options for eligible institutions, and tuition grants are provided in support of these alliances.

RU continues to work to enhance the student learning experience to attract students who are more likely to persist and succeed in its programs and will continue to work to identify and implement changes and initiatives to attract and enroll more college-ready students on average more effectively. These initiatives may include updates to admissions standards, which may have an adverse effect on RU’s enrollment and our financial condition. For additional information on the risk factors associated with these initiatives and the RU admissions process please refer to “Risk Factors - Risks Related to Our Business.”

Student Body and Enrollment

RU provides education to approximately 17,100 enrolled students. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence.

RU is focused on executing initiatives that will more effectively support its students and help improve those students’ educational outcomes, including through faculty engagement initiatives and other initiatives to increase the level of engagement and collaboration in the classroom and strengthen the bond between the institution and its students.

Accreditation

RU has institutional accreditation from HLC. The status and meaning of this accreditation is described more fully below in “Regulatory Environment - Accreditation.” RU received a reaffirmation of its accreditation from HLC in 2020, with the next reaffirmation scheduled for 2025-2026.

In addition to institutional accreditation by HLC, certain programs offered by RU have received specialized accreditation. For example, RU’s Associate Degree in Nursing, or RN, and Licensed Practical Nursing, or LPN, programs are accredited by the Accrediting Commission for Education in Nursing. The Bachelor of Science in Nursing and Master of Science in Nursing degree programs at RU are accredited by CCNE.

The Medical Assisting Diploma program at the Aurora/Naperville, Rockford, and Romeoville/Joliet campuses in Illinois, the Fort Myers, Ocala, Central Pasco, and Tampa/Brandon campuses in Florida, the Green Bay and Wausau campuses in Wisconsin, and the Blaine, Bloomington, Eagan, Mankato, and St. Cloud campuses in Minnesota are accredited by ABHES.

The Surgical Technologist Associate in Applied Science Degree programs at the Brooklyn Park/Maple Grove, Moorhead, and St. Cloud, Minnesota, campuses and the Rockford and Romeoville/Joliet, Illinois, campuses are accredited by the Commission on Accreditation of Allied Health Education Programs, or CAAHEP, on the recommendation of the Accreditation Review Council on Education in Surgical Technology and Surgical Assisting, or ARC/STSA.

The Health Information Technician associate and Health Information Management bachelor’s degrees at RU are accredited by the Commission on Accreditation for Health Informatics and Information Management Education. The Radiologic Technology Associate degree programs at RU are accredited by the Joint Review Committee on Education in Radiologic Technology. The Medical Laboratory Technician associate degree program at the Lake Elmo/Woodbury campus in Minnesota is accredited by the National Accrediting Agency for Clinical Laboratory Sciences.

Student Admissions

RU welcomes prospective students to apply for admission at any time through an online application process facilitated by an RU admissions advisor. The current qualification for most undergraduate programs is a high school diploma or General Education Development certificate. Applicants for graduate programs must hold a bachelor’s degree from an accredited U.S. institution or an equivalent foreign institution. Certain programs may have additional admissions standards and restrictions.

Cost of Attendance and Financial Aid

RU’s tuition costs vary among its programs and between part-time and full-time attendance. RU’s ADN Programs typically costs $409 per credit hour in addition to course fees. Outside of the ADN Program, credit hour costs range from $229 per credit hour to $360 per credit hour for undergraduate programs. At the graduate level, RU offers five different master’s programs for $155 per credit hour or less. Students can lower their total cost of attendance through self-directed assessments. Self-directed assessments, when available, may be attempted for a prepaid fee, which is generally $149 per attempt as of January 2022.

RU charges a $175 course technology and resource fee for each course. Students may purchase required textbooks or e-books through RU for a flat fee of $15 for each textbook (traditional or e-book) for each course.

Sources of Student Financing

RU’s students finance their education through various individual resources, ED’s Title IV programs, private loans, state grants, VA education benefits, and corporate reimbursement programs. Most RU students rely on some form of financial assistance in addition to their individual resources. Students utilizing ED’s Title IV programs accounted for approximately 83%, those utilizing state grants 10%, and those utilizing private/alternate loans 7% of RU’s enrollments in 2021. Most of RU’s revenue is derived from students utilizing ED’s Title IV programs, which results in increased regulatory scrutiny, as discussed more fully below in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule.’”

Federal legislative activity and actions by ED may adversely impact the ability of RU’s students to obtain tuition financing, which as with any other limitations on tuition financing could have a material adverse effect on RU’s enrollments and our financial condition, as described more fully below in “Risk Factors – Risks Related to Our Business.”

Hondros College of Nursing

    HCN’s programs are designed to prepare individuals for productive careers in the field of nursing. HCN provides nursing education to students enrolled at six campuses in Ohio, including a campus in Akron that opened in April 2021, and one campus in Indianapolis, Indiana.

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

    Academic terms for the PN and ADN Programs begin four times each year, with courses starting in January, April, July, and October. Approximately 63% of enrollments for the fiscal year ended December 31, 2021 were in the PN Program, while 37% were in the ADN Program. HCN’s students principally receive on-campus instruction at one of HCN’s campuses; however, in March 2020, in response to the novel coronavirus COVID-19 global pandemic, HCN shifted to a blended model with online delivery of its courses and on campus delivery of certain labs. HCN later fully reopened its campuses, using smaller in person classes with screening, social distancing, and masking requirements, while continuing to offer courses in a virtual setting for those that prefer remote course learning.

    Student Body and Enrollment

HCN provides nursing education to approximately 2,500 students at six campuses in Ohio and one campus in Indiana. The average HCN student is approximately 33 years old and 93% of HCN students are female.

    Accreditation

HCN is institutionally accredited by the ABHES, and HCN’s Ohio locations and programs are approved by the Ohio State Board. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses. ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year ended June 30, 2021, several HCN programs at certain campuses did not satisfy ABHES’s threshold requirements for retention rates. The retention rates were instead between 55% and 69% for the reporting year. ABHES has asked HCN to provide updated rates for the period July 1, 2021 through March 31, 2022 and an updated action plan to address any rate that remains below 70% in that period.

HCN’s Ohio Diploma in Practical Nursing, or PN, and Associate Degree in Nursing, or ADN, Programs are approved by OBN, and the PN Program is accredited by NLN CNEA. HCN is authorized to offer instruction in Indiana by the Indiana

Board for Proprietary Education/Indiana Commission for Higher Education. NLN CNEA granted HCN accreditation at its Indianapolis campus effective January 13, 2021. IBN granted initial accreditation and authorized the admission of the first cohort of students, which was limited to 30 students per year. In July 2021, IBN authorized the admission of an additional 30 students per year, increasing the maximum enrollment to 60 students for the 2022 calendar year, and in February 2022, IBN further increased the maximum enrollment to 200 students for the 2022 calendar year.

Student Recruitment and Marketing

HCN’s marketing strategy is focused on building long-term relationships with businesses, organizations, and individuals in the healthcare community, primarily in and around the communities it serves. We believe this strategy will continue to generate a significant number of referrals. In addition, HCN utilizes traditional media as well as digital marketing channels, including organic and paid search marketing.

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

HCN has also made multiple changes to its admissions assessment process in recent years and may further modify the process in the future in order to better identify college-ready students. These initiatives require significant time, energy, and resources, and if our efforts are not successful, they may adversely impact our results of operations, cash flows, and financial condition. While we believe changes in admissions and academic achievement requirements are beneficial for our students and will result in a better and more positive educational experience and improved testing pass rates in the long term, we believe some of the changes contributed to a decline in enrollment in previous years and have had a negative impact on our results of operations. We continue to work on identifying an appropriate balance of admissions requirements, academic achievement requirements and attracting appropriate students. However, even if these initiatives lead to the identification and enrollment of students who are likely to succeed and improve the student experience, they could result in adverse impacts on HCN enrollments.

    Cost of Attendance and Financial Aid

    HCN’s tuition costs vary among its programs. HCN’s PN Programs may be completed for approximately $18,600 in tuition and fees and the ADN Program may be completed for approximately $26,500 in tuition and fees, depending on the campus location. Fees include the cost of examination review materials, lab fees, test review fees, and fees for applications with OBN, among others. Some of these costs are payable to HCN and others are payable to third parties.

    HCN’s students also incur costs for textbooks, supplies, uniforms, and its technology package. These costs vary by program and are paid for by HCN’s students as the textbooks or supplies are needed. HCN estimates that over the life of its programs a student’s costs related to textbooks and supplies will be approximately $4,000 for the PN Program and $6,000 for the ADN Program.

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

HCN offers an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources.

Federal legislative activity and actions by ED may adversely impact the ability of HCN students to obtain tuition financing, which as with any other limitations on tuition financing could have a material adverse effect on HCN’s enrollments and our financial condition, as described more fully below in “Risk Factors – Risks Related to Our Business.”

Information Technology

    Information technology systems are an essential part of our student experience and our business operations. APEI provides information technology services to APUS, RU, and HCN through a shared services model. In addition, RU is party to a service agreement with a third-party, Collegis LLC, or Collegis, to provide information technology services through September 30, 2024. RU’s infrastructure is hosted and fully supported and managed by Collegis.

We continue to make investments in information technology. We recently embarked on a multi-year technology transformation program to enable APUS to better accommodate new flexible learning modalities, improve the operational effectiveness of our enterprise, and enhance the learning experience for students and faculty. Importantly:

•We completed migration to a new learning management system, or LMS, for APUS and HCN in 2021.
•We are in the process of consolidating APUS’s customer relationship management systems onto a single platform and the first phases of our customer relationship management system upgrade were completed in January 2022.
•We are currently migrating key applications, systems, and data to the cloud rather than in our own co-located data centers.

Our legacy systems include a customized student information and services system at APUS that we refer to as Partnership At a Distance™, or PAD, and proprietary information systems and processes to support PAD, into which we have invested significant time and money. PAD is APUS’s platform for interacting with our students. PAD is an information system designed to enable APUS to provide each student with individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking. PAD is used by APUS to manage admissions, online orientation, course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. We continually evaluate PAD for possible changes and upgrades and anticipate that we will eventually make significant changes to this system, as well.

APUS and HCN historically used Sakai Collaboration and Learning Environment, or Sakai CLE, an open-source LMS, for their online classroom to support teaching, learning, research, and collaboration. We began replacing Sakai with a cloud-based commercial system Brightspace by D2L as our LMS in 2020 and completed the migration for both APUS and HCN in 2021. PAD and our LMS are our two core enterprise systems. We also have several other systems that are used in the online campus, and to support the student experience, financial aid processing, financial management, human resources processes, marketing, and decision support.

RU uses Anthology Campus Nexus as its student information system, or SIS. The RU SIS environment is hosted with Collegis, which maintains all systems, support, and hosting. This platform is used to manage course registrations, tuition payments, grade reporting, progress toward degrees, and various other functions. The admission function is now managed inside of Salesforce. This Salesforce application is connected to Anthology via an application programming interface to ensure all pertinent information is synchronized appropriately. RU uses Blackboard Ultra as its LMS platform. This environment is hosted with Blackboard, which is now owned by Anthology. All RU support for Blackboard is provided by Collegis. Anthology Campus Nexus, Blackboard, and Salesforce are RU’s core enterprise systems.

The backbone of our information technology infrastructure currently consists of four co-location data centers. Our technology environment is managed internally and through a third-party managed service provider. Student access to our systems is provided through redundant data carriers. RU’s network is fully redundant through a software-defined wide area network infrastructure. We intend to continue to migrate much of our infrastructure and core applications to a cloud computing model with the goal of improving the reliability, scalability, agility, and security of our core infrastructure and applications.

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

Human Capital

Our ability to deliver on our corporate mission and to continue to transform our enterprise to focus on sustainable growth is tightly aligned with our human capital strategy. Our performance largely depends on the talents, experience, and efforts of our employees, and on our ability to foster a culture and practice of high performance, innovation, cooperation, integrity, and respect. During 2021, our key human capital efforts were focused on building our leadership strength organically by hiring key executives and inorganically through the acquisition of RU. We also benchmarked and harmonized our benefits programs, including at RU, to develop what we believe are a market-competitive set of programs with an increased scope of coverage for our employees. We continue to develop processes to evaluate our reward and recognition systems and further establish market competitive compensation and benefit practices to attract new employees and reward and retain our existing team.

Diversity and inclusion are at the core of our values, and we believe they reflect the expectations of the students we serve. To support our diversity and inclusion efforts, we have task forces at APUS and RU that focus on diversity and inclusion matters. We believe a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent, and a more engaged workforce. Consistent with our focus on diversity and inclusion, we strive to create ethical, safe, and supportive workplaces where our employees thrive.

We measure employee engagement on an ongoing basis by soliciting feedback in order to understand the views of our employees, faculty, and culture. The results from engagement surveys are used to implement programs and processes designed to enhance employee and faculty engagement and improve the employee experience. For example, based on the results of employee surveys in 2021, we added insurance coverage for in vitro fertilization and extended benefits coverage to domestic partners.

Workforce Demographics

As of December 31, 2021, we had approximately 5,800 employees, including approximately 3,840 full- and part-time faculty members, approximately 790 of which are full-time, and approximately 1,910 other professional staff to administer academic, technology, service, and business operations. Approximately 420 of our professional staff worked at the corporate-level, with the remainder of our professional staff working for our institutions. APUS had approximately 1,780 full- and part-time faculty members and 590 other professional staff. RU had approximately 1,900 full- and part-time faculty members and approximately 740 professional staff. HCN had approximately 160 full- and part-time faculty members and approximately 160 other professional staff. At APUS, approximately 63% of our full-time faculty have a terminal degree in their field of study. At HCN and RU, all nursing faculty have earned a Bachelor of Science in Nursing or higher. None of our employees are parties to a collective bargaining agreement, and management considers employee relations to be good.

Our employees have diverse backgrounds, influenced in part by the geography in which our headquarters, administrative facilities, and campuses are located, and by the communities we serve, in particular nursing, military, military-affiliated, and veteran communities. As of December 2021, approximately 53% of our professional staff at the corporate level, 54% of our faculty and staff at APUS, 76% of our faculty and staff at RU, and 78% or our faculty and staff at HCN identified as women. As of December 2021, approximately 22% of the positions held at the corporate level, and 21%, 26%, and 24% of the positions held at APUS, RU, and HCN, respectively, were held by persons self-identifying as Black or African American, Hispanic, Asian, Native American or more than one race.

Talent Development

Our strategic initiatives require our management, faculty, staff, and skilled personnel to perform at a high level and to adapt and learn new skills and capabilities. Faculty members are required to participate in annual faculty development opportunities and requirements. We believe faculty retention is higher at APUS than other colleges and universities, which we believe is primarily due to the online, asynchronous nature of APUS instruction. For example, survey data from the College and University Professional Association for Human Resources demonstrates that APUS has a lower full-time faculty turnover rate than the median of other higher education institutions.

RU trains and develops new faculty through a formal, structured on-boarding and orientation course. All new faculty members receive a formal course assignment to be completed within their first 30 days of employment. All faculty members participate in annual faculty development opportunities and requirements.

HCN trains and develops new faculty through a formal, structured on-boarding, training, and mentoring program. All new HCN faculty members receive a 90-day on-boarding experience, which includes a formal orientation to the organization, policies and procedures, teaching strategies, performance expectations, and role responsibilities.

RU and HCN compete with both nursing schools and traditional employers of healthcare professionals to fill open faculty positions. Due to the COVID-19 pandemic, there has been an increase in demand for nursing professionals, which we believe has impacted our ability to recruit and retain faculty at RU and HCN. For example, at RU and HCN, voluntary turnover within full-time nursing faculty increased from 12.6% for 2020 to 18.3% for 2021 and 33.1% for 2020 to 41.5% for 2021, respectively. We also believe that current job market dynamics, where the monthly percentage of non-farm workers in the United States who quit their jobs broke multiple all-time U.S. records in 2021 in what is being referred to as the “Great Resignation”, and current low unemployment, has further increased the challenge of employee retention more broadly. Overall, turnover of our employees during 2021 was approximately 6% to 10% higher than turnover in 2020, depending on segment.

We believe that the quality of faculty is critical to the student experience and student outcomes and is therefore vital to the success of our institutions. APUS, RU, and HCN regularly review the performance of faculty by, among other things, monitoring the contact that faculty have with students, reviewing student feedback, and evaluating the learning outcomes achieved by students. Each of APUS, RU and HCN have all established processes to address and work with faculty when faculty performance is not at an acceptable level, which can lead to termination of employment. None of our institutions offer tenure to faculty members.

Impact of COVID-19

We are committed to the health and well-being of our employees. In March 2020, in response to the COVID-19 pandemic, we implemented our business continuity plan and substantially all of our employees transitioned to a remote workforce, using digital platforms and virtual collaboration tools to communicate with one another and our institutions’ students. Since then, we have cautiously allowed certain employees to return to an office work setting, monitoring Centers for Disease Control and Prevention and local guidelines and regulations and updating our policies accordingly. Employees are continuing to follow a blended model of working onsite and remotely, and we have committed to determining the optimal mix of site-based, flexible, and fully remote models on a department and role basis as the COVID-19 pandemic continues to evolve, and ultimately, for a post-pandemic environment.

Corporate Staff for APEI

As of December 31, 2021, our corporate APEI staff consists of approximately 420 professional employees that administer academic, technology, service, and business operations to our institutions. Most of these employees live in the vicinity of our Charles Town, West Virginia, headquarters.

Faculty and Staff for APUS

As of December 31, 2021, APUS’s faculty consists of approximately 1,780 full and part-time faculty members with relevant teaching and practitioner experience. APUS also employ approximately 590 professional non-faculty staff to administer APUS’s admissions, advising, and other academic functions. Most of APUS’s non-faculty employees live in the vicinity of its headquarters in Charles Town, West Virginia.

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

Faculty and Staff for RU

As of December 31, 2021, RU’s faculty consists of approximately 340 full-time faculty members and 1,560 part-time faculty. RU also employs approximately 740 professional staff members who administer RU’s admissions, advising, and other academic functions.

Of RU’s faculty members, approximately 210 full-time faculty and 660 part-time faculty support RU’s nursing programs. All faculty whose instruction is focused within RU’s nursing programs must have earned a minimum of a bachelor’s degree from an accredited institution in a nursing field of study. All RU nursing faculty assigned to any program or course must have an active and unencumbered license to practice as a Registered Nurse. In addition to the formal education requirements, RU’s faculty may have also obtained specialized certifications in their field of study. For all full- and part-time faculty supporting other programs of study, RU ensures that educational requirements meet or exceed all applicable accreditation requirements.

We believe that hiring and retaining well-educated and qualified faculty members is important to RU’s success. In addition to having the necessary educational requirements, RU seeks faculty members who have demonstrated experience in their respective field of study. All faculty who teach in RU’s programs have experience in the applicable program, which we believe improves the likelihood that RU students graduate with the skills needed to be effective in their designated field.

Faculty and Staff for HCN

As of December 31, 2021, HCN’s faculty consists of approximately 160 faculty members with relevant teaching and nursing or healthcare practitioner experience. HCN also employs approximately 160 professional staff members who administer HCN’s academic, technology, service, and business operations.

HCN has approximately 110 full-time faculty members with the remainder designated as part-time. All faculty whose instruction is focused within the PN Program must have earned the minimum of a bachelor’s degree in nursing. All faculty whose instruction is focused within the ADN Program must have earned the minimum of a master’s degree. All HCN faculty whose instruction is nursing theory-based must have an active and unencumbered license to practice as a Registered Nurse. In addition to the formal education of HCN’s faculty members, many have also obtained specialized certifications in the field of nursing to practice as a Registered Nurse.

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

Intellectual Property

We and our subsidiary institutions own and exercise rights associated with copyrights, trademarks, service marks, domain names, agreements, and registrations to protect our intellectual property.

Our institutions own all course syllabi and course and instructional materials developed by their faculty and employees and, as such, these course materials may be used by our institutions in current and future courses as needed to facilitate instruction and may be modified by our institutions to meet evolving course or curriculum requirements. In general, our institutions do not assert ownership claims to scholarly works of their faculty, such as articles and books, which were not developed as course materials. Such intellectual property of our institutions’ individual faculty members remains the property of each such faculty member and is reserved specifically for use only by the faculty member who owns it unless the faculty member grants permission for use by others. Our institutions rely on agreements under which they obtain rights to use course content developed by faculty members and other third-party content providers. Our institutions own the copyright for a work by a faculty member if the institutions compensated the faculty member for the particular product or if the institution funded the research in whole or in part.

We or our institutions have secured or claim rights to trademarks for various names and terms used in our and their business, including rights in “American Public University System,” “American Military University,” “American Public University,” and “Rasmussen University” and others. In connection with our acquisition of HCN, we received a royalty-free, irrevocable, exclusive, transferable, sublicensable license to use the name “Hondros College of Nursing” and, instead of “Nursing,” any other qualifier directly related to nursing, medicine, or healthcare in connection with the business and operations of HCN. The trademarks and service marks we use are central to a number of our institutions’ marketing efforts, and we believe they are important to how prospective students identify them. Our institutions also own rights to internet domain names pertaining to their brand names and other unique descriptors. We and our institutions vigorously defend against infringement of intellectual property rights, including trademarks, service marks and copyrights.

Information About our Executive Officers

    Set forth below is certain information concerning our executive officers serving as of the date of this Annual Report.

Name	Age	Position
Angela Selden	56	President and Chief Executive Officer, APEI
Richard W. Sunderland, Jr., CPA	61	Executive Vice President, Chief Financial Officer, APEI
Patrik U. Dyberg	58	Executive Vice President, Chief Technology Officer, APEI
Jeffrey C. Tognola	51	Executive Vice President, Chief Experience Officer, APEI
Thomas A. Beckett	54	Senior Vice President, General Counsel and Secretary, APEI
Dr. Katherine Zatz	62	Acting President, APUS
Thomas M. Slagle	60	President, RU
Harry T. Wilkins	65	Chief Executive Officer HCN, and Executive Vice President, Strategy, Growth and Innovation, APUS

Angela Selden joined us in September 2019 as President and Chief Executive Officer and a member of our Board of Directors. Prior to joining us, Ms. Selden served as Chief Executive Officer of DIGARC, LLC, an education technology provider to higher education institutions, since October 2016. From July 2015 until April 2016, Ms. Selden was Interim Chief Executive Officer of Skybridge Americas, a global contact center and provider of fulfillment solutions, and served as a member of its board of directors from July 2015 through December 2018. Prior to Skybridge Americas, Ms. Selden served as Chief Executive Officer of Workforce Insight, LLC, a global provider of strategic workforce management, from April 2014 to April 2015, after Workforce Insight’s acquisition by Baird Capital Partners, where Ms. Selden served as Executive in Residence from 2013 to 2014 and participated in the acquisition of Workforce Insight. Prior to her role at Baird, Ms. Selden served as Chief Executive Officer and Executive Co-Chairman of Arise Virtual Solutions, Inc., a virtual workforce solutions outsourcer from January 2005 until August 2011. Earlier in her career, Ms. Selden spent 18 years at Accenture, including serving as the Managing Partner, leading Accenture’s North American West Consumer and Industrial Products group to significant growth.

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

Jeffrey C. Tognola joined us in January 2022 as Executive Vice President and Chief Experience Officer, having previously served as the Senior Vice President, Commercial Operations, Chief Marketing Officer and Chief Operating Officer for Laureate Education Inc.’s online flagship institution, Walden University from January 2017 until January 2022. Prior to that, Mr. Tognola served as the Vice President, Global Digital Marketing and Enrollment/Sales and the Divisional Vice President Global Digital Marketing and Sales for Laureate Education, Inc. from August 2011 until December 2016.

Thomas A. Beckett joined us in April 2011 as Director, Legal Affairs for APUS, in January 2012 became Vice President, Legal Affairs, and since January 2016, has served as our Senior Vice President and General Counsel, and Secretary since June 2016. Prior to joining APUS, Mr. Beckett was the General Counsel and Chief Operating Officer of HealthSport, Inc. and its wholly owned subsidiary, InnoZen, Inc. (now CURE Pharmaceutical) from 2007 to 2010. In addition, from 2004 to 2010, Mr. Beckett held various leadership positions at HealthSport and InnoZen. Prior to this, Mr. Beckett was an associate at King & Spalding LLP and Holland & Knight LLP. Mr. Beckett began his career as a banking officer with First Union National Bank. Mr. Beckett is on the board of directors of Shenandoah Telecommunications Company, a wireless telephone and cable services company.

Dr. Katherine Zatz joined APUS in November 2021 as the Acting President. Prior to her appointment as Acting President, Dr. Zatz served as the Chair of the Board of Trustees for APUS. Dr. Zatz was a senior consultant in organizational development, assessment, change management and employee engagement with Toolpack Consulting LLC, a boutique firm, from 2004 until 2021. As a consultant, she served as the School Director and Assistant Dean of Petrocelli College at Fairleigh Dickinson University from August 2017 until February 2020, the Vice President of Student Development at Petrocelli College at State University of New York-Rockland Community College from 2005 to 2008, and the Dean of Students, Senior Student Affairs and Enrollment Officer, at Hudson County Community College from 1997 until 2005. Dr. Zatz was first appointed to the APUS Board in 2004, and during her time on the APUS Board served as Chair for a combined approximately 10 years.

Thomas A. Slagle joined us in September 2021 as a result of the Rasmussen Acquisition. Mr. Slagle has served as the Chief Executive Officer of RU since 2010. Prior to joining RU, Mr. Slagle was president and Chief Operating Officer for School Specialty, a leading provider of K-12 supplies and supplementary materials. Before entering the education industry, Mr. Slagle spent 23 years in various leadership positions in the healthcare field with Johnson & Johnson, Baxter Healthcare and Cardinal Health. Upon leaving Cardinal, he was Group President of the company’s $7.5 billion medical segment.

Harry T. Wilkins rejoined us in May 2019 as the Chief Executive Officer of HCN, a position he previously held from December 2013 until his retirement in December 2015. In July 2021, Mr. Wilkins became the Executive Vice President, Strategy, Growth and Innovation, of APEI and APUS. Prior to December 2013, Mr. Wilkins served as our Chief Financial Officer of APEI. Prior to serving as the Chief Financial Officer of APEI, Mr. Wilkins had various executive roles, including serving as the Chief Financial Officer of Strayer Education, Inc., now Strategic Education, Inc.

REGULATORY ENVIRONMENT

We and our institutions are regulated by (i) accrediting agencies, (ii) state regulatory bodies, and (iii) the federal government through ED. APUS, RU, and HCN are approved to participate in military tuition assistance programs, or TA, administered by the U.S. Department of Defense, or DoD, and veterans’ education benefits programs administered by the U.S. Department of Veterans Affairs, or VA, and are therefore also subject to oversight by those agencies. Regulations, standards, and policies of these agencies address the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, and financial operations and condition.

The postsecondary education regulatory environment is complex and continues to evolve. Changes in or new interpretations of law, regulations, standards, and policies could have material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under student financial assistance programs, and costs of doing business. The postsecondary education regulatory environment has also changed and may change in the future as a result of U.S. federal elections, changes in Presidential administrations and control of Congress, and legislative activity at the state level.

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

In December 2020, Congress passed a law that includes the Coronavirus Response and Relief Supplemental Appropriations Act, or the CRRSAA, which contained several education-related provisions. The CRRSAA appropriated an additional $22.7 billion for the HEERF, or HEERF II, to be distributed to higher education institutions. The HEERF II allocation formula differs from the HEERF formula in several ways, including new allocations for institutions based on the number of students enrolled exclusively in distance education and included certain restrictions regarding allowable uses of HEERF II funds. Under this formula, ED allocated approximately $600,000 for APUS and $2.0 million for HCN. Both APUS and HCN distributed the entirety of their allocated CRRSAA HEERF funds to eligible students.

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

Prior to its acquisition by APEI, RU received allocations under the CARES Act HEERF and HEERF II, and declined its HEERF III allocation.

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

In addition, as a result of the CARES Act and subsequent administrative actions, ED implemented a temporary freeze on payments and interest accruals for federal student loans. This administrative forbearance period began on March 20, 2020 and will run until at least May 1, 2022.

We cannot predict the extent to which the COVID-19 pandemic or related regulatory or legislative activity may impact us or our institutions in the future.

Accreditation
Accreditation is a voluntary, non-governmental process through which an institution submits to review its institution or programs based on the standards of the accrediting agency and the stated aims and purposes of the institution or program. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations, and publicly recognize those institutions or programs that meet the stated criteria and are considered accredited institutions or accredited programs. Accredited institutions and programs are subject to periodic review to ensure institutional and program integrity, to encourage continued high performance and improvement, and to confirm that accreditation criteria continue to be satisfied. An institution or program that does not meet the criteria may have its accreditation limited, revoked, or not renewed.

Accreditation at the institutional level by an accrediting agency recognized by ED is necessary to participate in Title IV programs and TA. To be recognized by ED, accrediting agencies must adopt specific standards and procedures. If one of our institutions’ institutional accreditors was to lose its recognition as an accrediting agency and the institution was unable to obtain recognition from another recognized accrediting agency, the institution could lose its eligibility to participate in Title IV programs and TA. The loss of ability of one of our institutions to participate in either Title IV programs or TA could have a material adverse effect on our business and financial condition.

Additional information about each of our institutions’ accreditation is provided above in each reporting segment’s “Our Institutions - Accreditation” section and as follows:

•American Public University System, or APUS, is institutionally accredited by The Higher Learning Commission, or HLC, a regional accrediting agency recognized by ED. HLC accredits degree-granting institutions in a 19-state region, including West Virginia. In August 2021, HLC granted APUS re-accreditation, with the next reaffirmation of accreditation scheduled for 2030-2031. As part of the process, APUS was awarded the Open Pathway designation, which affords institutions greater opportunity to pursue institutional improvement projects than the previous Standard Pathway designation.

•Rasmussen University, or RU, is institutionally accredited by HLC. In December 2020, HLC granted RU re-accreditation, with the next reaffirmation of accreditation scheduled for 2025-2026. RU is on the Open Pathway designation.

•Hondros College of Nursing, or HCN, is institutionally accredited by the Accrediting Bureau of Health Education Schools, or ABHES. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. In prior years, several HCN programs at certain HCN campuses have failed to satisfy ABHES’s student achievement measures, and as a result ABHES has placed certain locations and programs on outcomes reporting status and required action plans. For the reporting year ended June 30, 2021, several HCN programs at certain campuses did not satisfy ABHES’s threshold requirements for retention rates. The retention rates were instead between 55% and 69% for the reporting year. ABHES has asked HCN to provide updated rates for the period July 1, 2021 through March 31, 2022 and an updated action plan to address any rate that remains below 70% in that period.

There can be no assurance that HCN will be able to demonstrate compliance in all relevant metrics. If HCN fails to meet student achievement indicators and is unable to maintain compliance during any timeframe established by ABHES, unless such timeframe is extended for good cause, ABHES may take other action, up to and including withdrawing accreditation for those programs.

Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Many institutions will only accept transfer credit from institutions with certain institutional accreditation. Students and sponsors of tuition reimbursement programs look to accreditation for quality assurance, and employers rely on institutions’ accredited status when evaluating a candidate’s credentials. Failure to maintain our institutional accreditations would result in the loss of eligibility to participate in Title IV programs and TA.

In addition to institutional accreditation, our institutions have obtained programmatic accreditation or professional recognition for certain programs, as described more fully above in each reporting segment’s section under “Our Institutions” entitled “Accreditation.” Among other standards and requirements, programmatic accreditors may utilize benchmarks for students outcomes in the programs they accredit and may require the institution to address outcomes that fail to satisfy those benchmarks or may take other action based on such matters. If one of our institutions fails to satisfy the standards of these programmatic accrediting agencies or professional organizations for the relevant programs, the institutions could be subject to restrictions or could lose the programmatic accreditation or professional recognition for those programs, which could result in materially reduced student enrollments, prevent the institution from offering the programs in certain states where programmatic accreditation is required, or prevent our students from seeking and obtaining licensure or employment.

State Authorization/Licensure

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

Some states assert authority to regulate an institution if its educational programs are offered to residents of those states, regardless of whether the institution maintains a physical presence in the state. The growth of online education has led and may further lead to new laws and regulations and new interpretations of existing laws and regulations. New laws, regulations, or interpretations, including with respect to whether our institutions’ activities constitute a physical presence or otherwise may require authorization or licensure, could increase our cost of doing business and affect our ability to recruit students in particular states, which could negatively affect enrollments and revenue and have a material adverse effect on our business. Changes in our business activities could lead states that do not currently require our institutions to be authorized to require such authorization. The extent of this increase in regulatory obligations, and the associated costs and significance, are not known at this time. Furthermore, in some states it may take a significant amount of time to meet the applicable regulatory requirements with respect to a new program initiative, or we may not be able to do so at all.

The State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states, districts, and territories that establishes national standards for interstate offering of postsecondary distance education and is intended to make it easier for students to take online courses offered by institutions based in another jurisdiction. SARA requires member jurisdictions to approve institutions in their jurisdiction to participate in SARA, based upon institutional accreditation and financial stability, and to resolve student complaints. Applications must be renewed annually. SARA does not cover, or limits its coverage related to, certain activities. As a result, an institution may still be required to obtain state authorization from, for example, agencies, or boards responsible for professional licensure. For information on our institutions’ status under SARA, please refer to “State Authorization/Licensure of Our Institutions” below.

Many states also have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Students’ success in obtaining licensure typically depends on numerous factors, including: individual merits of the graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure or by a professional association; whether the program meets all state requirements for professional licensure; and the accreditation of the institution and the specific program.

Federal Requirements for State Authorization/Licensure
“Home” State Authorization
ED regulations specify how an institution may demonstrate, as required by ED, that it is authorized to offer postsecondary education programs by the state(s) where it is located, which we refer to as its “home” state, and that the home state otherwise satisfies ED requirements. If ED determines that an institution does not have the required state approval, the institution will be ineligible to participate in Title IV programs. If one of our institutions were to lose its ability to participate in Title IV programs in connection with “home” state authorization requirements, it would also lose its ability to participate in TA.

State Authorization of Online Education
ED regulations require that an institution that offers postsecondary education through distance education to students located in a state in which the institution is not physically located or in which the institution is otherwise subject to the state’s jurisdiction must meet the state’s requirements to be legally offering postsecondary distance education in that state or must be covered by a state authorization reciprocity agreement, like SARA. ED regulations also now specify the required methodology for determining the state in which a student is located for purposes of satisfying state authorization requirements for distance education courses and require an institution to disclose certain information related to whether programs leading to professional licensure meet applicable state requirements, regardless of program modality.

State Authorization/Licensure of Our Institutions
APUS is authorized to enroll students from each of the 50 states and the District of Columbia. APUS is headquartered in Charles Town, West Virginia. APUS is authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC. Under current law, if APUS were to lose its accreditation by HLC, WVHEPC may suspend, withdraw, or revoke APUS’s authorization. Failure to comply with WVHEPC requirements could result in APUS losing its authorization from WVHEPC, its accreditation by HLC, its eligibility to participate in Title IV programs and TA, or its ability to offer certain programs, any of which could force APUS to cease operations. APUS participates in SARA. APUS also has obtained authorization to operate in California, which is the only state that is a non-SARA jurisdiction. Until June 30, 2021, APUS was also required to be certified by the State Council of Higher Education for Virginia, or SCHEV, because it had administrative offices in Manassas, Virginia. However, effective May 31, 2021, APUS terminated its lease for administrative offices in Virginia, and APUS therefore did not renew its certification before it expired on June 30, 2021.

RU is headquartered in Bloomington, Minnesota, and has 23 campuses across Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin. HCN is headquartered in Westerville, Ohio, and has six campuses in Ohio and one in Indiana. RU and HCN have obtained from the relevant state postsecondary education agencies the requisite authorizations, approvals, or registrations for the states in which they have has campuses. In addition, the nursing education programs offered by RU and HCN are approved by the relevant state boards of nursing. For HCN, the Indiana State Board of Nursing, or IBN, granted initial accreditation and authorized the admission of the first cohort of students in the PN Program at HCN’s Indianapolis campus in 2020. In July 2021, the IBN authorized the admission of an additional 30 students per year, increasing the maximum enrollment to 60 students for the 2022 calendar year, and in February 2022, IBN further increased the maximum enrollment to 200 students for the 2022 calendar year. RU and HCN participate in SARA.

To apply for licensure to practice nursing in the states that we operate, an applicant generally must have successfully completed a nursing education program that has a first-time candidate pass rate on the relevant NCLEX exam that satisfies certain requirements. If a program does not attain this pass rate, the program may face various consequences, including development and implementation of a plan of corrective action, issuance of a corrective order, or revocation of approval pursuant to an adjudication proceeding. In Indiana, a program that is under initial accreditation may not be granted full accreditation if the program’s pass rate is lower than one standard deviation below the average national pass rate. In addition, if the program’s pass rate is lower than one standard deviation below the average national pass rate for three consecutive years, the program may be subject to additional oversight or a change in accreditation status.

RU and HCN have both had programs that have not met state-established first-time NCLEX benchmarks in recent years. In 2019 and 2020, RU’s ADN program at the Bloomington campus did not meet the established first-time NCLEX benchmarks. The Minnesota Board of Nursing conducted a survey visit to the program in April 2021. Pass rates for this 2021 program came in below the state threshold, which will result in another survey visit in March 2022. RU’s ADN programs at its campuses in Illinois and in Kansas each experienced 2021 first-time NCLEX pass rates below the applicable state threshold. This was the second consecutive year for the Illinois and Kansas programs. In February 2022, the Illinois ADN program was placed on probationary status by the Illinois Department of Professional Regulation, or IDPR, as a result of which RU has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. If after two years the pass rate does not satisfy the required standard, the program will be reevaluated by the IDPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. In addition, HCN’s ADN Program has been on provisional approval status in Ohio since March 2017 due to not meeting the first-time pass rate standard for consecutive years. The Ohio Board of Nursing, or OBN, will consider restoring a program to Full Approval status if the program meets the first-time pass rate standard for at least two consecutive years. If a program on provisional approval fails to meet OBN requirements at the end of the time period established for provisional approval, the OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval.

RU and HCN have been implementing changes to their delivery and instruction of the ADN program, including programmatic certification improvement plans at RU and curriculum, admissions, and academic achievement and course retake policy changes as HCN, in order to help prepare students and graduates for successful performance on the NCLEX. However, there is no assurance that these changes will be successful or will not have negative effects on RU’s or HCN’s enrollment. If RU and HCN are unable to improve NCLEX scores over time, this situation could have an adverse impact on their ability to enroll students and eventually our ability to continue offering the ADN programs associated with the applicable campuses.

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

Student Financing Sources and Related Regulations/Requirements
Our students finance their education through a combination of Title IV programs, TA, education benefits administered by the VA, private loans, corporate reimbursement programs, individual resources and institutional grants, and in the case of HCN an extended payment plan option. Participation in federal student aid programs, including those administered by DoD and VA, and the extended payment plan option at HCN, adds to the regulation of our operations. In particular, the HEA and related ED regulations subject us to significant scrutiny in the form of numerous standards we must satisfy in order to participate in and administer Title IV programs.

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

ED may place an institution on provisional certification status if ED finds that the institution does not fully satisfy all Title IV requirements and in certain other circumstances, such as when an institution undergoes a change in ownership resulting in a change of control. During a period of provisional certification, the institution must comply with any additional conditions imposed by ED. In addition, ED may more closely review a provisionally certified institution if it applies for approval to open a new location, add an educational program, acquire another school, or make any other significant change. If ED determines that a provisionally certified institution is unable to meet its responsibilities, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections than if it were fully certified.

In June 2020, APUS timely applied for recertification to participate in Title IV programs. ED subsequently notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023. ED issued APUS a provisional program participation agreement, or PPPA, outlining the terms of provisional certification. As described in the PPPA, the reason ED granted approval on a provisional basis is because APUS was subject to an open program review at the time of renewal. The program review had been pending since September 2016 when ED had initiated a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. The program review was closed on January 27, 2021 with no findings, penalties, or further action required. ED closed the program review based on the length of time that had passed since the related site visit, the continued monitoring of the institution through annual compliance audits, and APUS’s assertions that it had taken corrective actions with respect to findings in the 2016 Title IV compliance audit Final Audit Determination letter issued in January 2018.

In July 2021, ED notified RU that in connection with RU’s March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, including imposing limitations on new programs and locations and imposing a cap on the number of students that participate in Title IV programs that can be enrolled. ED also continued to require RU to submit periodic financial and Title IV enrollment reports, a requirement first imposed in connection with the financial responsibility letter of credit described below. On September 9, 2021, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective as of October 14, 2021, that allows RU to continue disbursing Title IV funds while ED reviews the change in ownership application. The TPPPA continues the growth restrictions that ED imposed as a result of the March 2019 change in ownership, including the enrollment cap. The TPPPA specifies that after ED reviews and accepts financial statements and compliance audits for one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek removal of the enrollment cap and approval for new programs that replace current programs. The TPPPA also specifies that at least until after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. The growth restrictions under the TPPPA could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or changed programs.

In June 2021, HCN timely applied for recertification to participate in Title IV programs. ED subsequently notified HCN that it had been granted provisional certification until September 30, 2023. As described in the provisional program participation agreement, or PPPA, the reason ED granted approval on a provisional basis is because HCN was subject to an open program review at the time of recertification. The program review has been pending since July 2021 when ED requested information for an off-site program review to begin in August 2021. As described in Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews, in January 2022, HCN received a program review report from ED and must respond to ED by April 2022.

Administrative Capability. ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV program funds, timely submission of accurate reports to ED, and various other procedural matters.

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

ED may also apply the financial responsibility standards to other entities under common ownership with an eligible institution. At the request of ED, for purposes of evaluating the financial responsibility of our institutions, including the composite score calculation, we supply consolidated financial statements to ED. Because ED does not review each of our institution’s financial statements separately, ED’s determination that our consolidated financial statements do not satisfy the

“financial responsibility” requirements could cause all of our institutions to lose access to Title IV program funding or result in other penalties or conditions on continued participation.

In September 2019, ED published amendments to its financial responsibility standards that took effect July 1, 2020. We refer to these regulations as the 2019 Borrower Defense Regulations. The 2019 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection, such as a letter of credit, to ED. Triggering events are characterized as either mandatory or discretionary. ED will consider an institution unable to meet its financial or administrative obligations if an institution experiences a mandatory triggering event. ED may consider an institution not to be financially responsible if an institution experiences a discretionary triggering event. If the institution is subject to two or more of these discretionary triggering events, ED will consider the institution to be subject to a mandatory triggering event and therefore unable to meet its financial or administrative obligations. For each triggering event, to demonstrate that the institution remains financially responsible, the institution may submit evidence that the triggering event has been resolved, that the institution has insurance that will cover part or all of the debt or liabilities, or that the triggering event has not or will not have a material adverse effect on the institution. If ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year.

The “90/10 Rule.” Under the so-called “90/10 Rule”, a for-profit institution is prohibited from deriving more than 90% of its revenue (as computed by ED) on a cash accounting basis (except for certain institutional loans) from Title IV programs for any fiscal year. If an institution fails to satisfy the 90/10 Rule for any fiscal year, the institution is placed on provisional status for two fiscal years. An institution that fails to satisfy the rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years and is required to demonstrate compliance with Title IV eligibility and certification requirements for at least two additional fiscal years prior to resuming Title IV program participation.

Using the applicable 90/10 formula, the following table contains the percentage of cash-basis revenue earned from Title IV program funds:

	2019	2020	2021
APUS	38%	35%	34%
RU	77%	76%	75%
HCN	80%	82%	81%

In recent years, Congress has considered various proposals that would modify the 90/10 Rule. ARPA, which was enacted in March 2021, modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”. ARPA provides that the amendment applies to institutional fiscal years beginning on or after January 1, 2023. In addition, ARPA provides that the amendment is subject to the HEA’s master calendar requirements and negotiated rulemaking. On October 4, 2021, ED published its intent to establish a negotiated rulemaking committee related to the 90/10 Rule. In October 2021, two public hearings were held, and written comments were invited. ED held negotiated rulemaking sessions in January and February 2022 and has a final session scheduled for March 2022, during which the federal and non-federal negotiators discussed and will discuss draft regulations to address a range of Title IV Program matters, including ARPA’s amendments to the 90/10 Rule. An ED final rule to implement the ARPA provision is not expected to go into effect until July 1, 2023 at the earliest. ARPA does not define “federal education assistance funds.” We expect such definition to be developed as part of the required negotiated rulemaking and anticipate that ED would seek to include TA and VA education benefits in the scope of the definition.

Incentive Payment Rule. An institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity based directly or indirectly on success in securing enrollments or federal student financial aid. ED has previously announced that it will calculate institutional liability for noncompliance with the incentive payment rule by calculating the cost to ED of the Title IV funds improperly received by the institution, including the cost to ED of all of the Title IV funds received by the institution over a particular period of time if those funds were obtained through implementation of a policy or practice in which students were recruited in violation of the incentive payment rule. ED may also fine an institution, or take administrative action to limit, suspend, revoke, deny, or terminate an institution’s eligibility to participate in the Title IV programs, if the institution violates the prohibition.

We have designed our employee compensation and third-party contractual arrangements to comply with the incentive payment rule currently in effect. However, because there are ambiguities as to how the rule is interpreted and enforced by ED and because we could make errors in implementation, we can make no assurances that ED would not find deficiencies in our past, current, or future employee compensation plans and relevant third-party contractual arrangements. In addition, in recent years, other postsecondary education institutions have been named as defendants in whistleblower lawsuits, known as “qui tam” cases, brought pursuant to the Federal False Claims Act, alleging that an institution’s compensation practices did not comply with the incentive payment rule. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit. The incentive payment rule also influences how our institutions are able to compensate and motivate their employees.

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
In September 2021, ED released official three-year cohort default rates for federal fiscal year 2018. The final official ED cohort default rates for APUS, RU, and HCN for the federal fiscal years 2016, 2017, and 2018 are as follows:

	2016	2017	2018
APUS	18.5%	15.2%	9.4%
RU	7.3%	9.4%	7.8%
HCN	11.3%	12.1%	8.1%

If one or more of our institutions has a default rate in excess of allowable levels, it could result in that institution’s or those institutions’ loss of eligibility to participate in Title IV programs or incurring additional costs related to default prevention. As a result of the CARES Act and subsequent administrative actions, ED implemented a temporary freeze on payments and interest accruals for federal student loans. This administrative forbearance period began on March 20, 2020 and will run until at least May 1, 2022. During this period of temporary relief, we would expect borrowers to be substantially less likely to default on federal student loans, which may artificially lower our institutions’ cohort default rates for federal fiscal years 2019 and 2020 to be reported in 2022 and 2023. Upon expiration of the temporary freeze, borrowers will again need to make repayments on loans and loans will again accrue interest, which may lead to higher cohort default rates for federal fiscal year 2021 to be reported in 2024 compared to federal fiscal years that reflect the effects of the temporary freeze on payments and interest accruals. Please refer to “Company Overview - COVID-19 Pandemic.”

Privacy of Student Personal Information and Records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and ED’s regulations implementing FERPA require education institutions to protect the privacy of students’ education records by, among other things, limiting disclosure of a student’s personally identifiable information without prior written consent. If an institution fails to comply with FERPA, ED may require corrective actions or terminate eligibility to participate in Title IV programs. In addition, education institutions engaged in financial activities such as the granting of student loans are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, and implementing regulations, which among other things, requires reasonable security practices to protect personally identifiable financial information of students, parents, or other individuals in a customer relationship with the institution. Failure to comply with the applicable GLBA requirements may result in Federal Trade Commission, or FTC, enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. Institutions are also subject to the FTC’s general deceptive and unfair practices jurisdiction of Section 5 of the FTC Act for processing student information. FTC enforcement focuses primarily on: (1) collecting, using, sharing, or retaining personal information inconsistent with representations, commitments, and promises in privacy policies and other public statements; (2) privacy policies that do not adequately inform consumers about actual practices; and (3) failing to reasonably protect the security, privacy, and confidentiality of personal information. Institutions must also comply with the FTC Red Flags Rule, a requirement designed to identify and mitigate identity theft for certain student accounts. States can also bring similar enforcement actions under so called “mini-FTC Acts” as well as other applicable privacy and security laws. For example, the California Consumer Privacy Act, or the CCPA, and implementing regulations impose new disclosure and notice obligations on institutions and provides a broad array of consumer rights relating to California residents and their personal information, including among others, the right to access personal information, the right to opt out of sales of personal information, and the right to delete personal information. The CCPA has the potential for significant civil penalties for failing to comply as well as a private right of action and statutory damages for data breaches that are the result of unreasonable security. The California Privacy Rights Act, or CPRA, will expand the CCPA’s requirements when it becomes effective in 2023 and other comprehensive state privacy laws with varying requirements also come into effect in 2023. Our collection of personal information relating to individuals in the European Union, or EU, may implicate the EU’s comprehensive General Data Protection Regulation, or GDPR. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation.

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

Third-Party Servicers. ED regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. Our institutions utilize third-party servicers for some services and in the future may consider using third-party servicers for other functions that are currently managed directly by our institutions. Third-party servicers must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to ED for any violation by the servicer of any Title IV provision. An institution must report to ED new contracts with or any significant modifications to contracts with third-party servicers and other matters related to third-party servicers. If any third-party servicer engaged by one of our institutions does not comply with applicable statutes and regulations, our institution may be liable for its actions, and our institution could lose its eligibility to participate in Title IV programs.

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

If 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of ED equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. If ED determines that one of our institutions has repeatedly failed to comply with ED regulations, it may take adverse action against the institution on the basis of the repeated finding or may find that the institution has failed to demonstrate administrative capability, as described above. As described in Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews, in January 2022, HCN received a program review report from ED that included a finding related to return of Title IV funds calculations that were not properly calculated. In connection with that finding, HCN is required to do a full file review and must have the review tested by an independent auditor. HCN’s response to ED is due by April 2022. ED will review the response and then issue a final program review determination letter specifying any liabilities.

Misrepresentation. Under the HEA and its implementing regulations, ED may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation regarding the nature of its education program, its financial charges, or the employability of its graduates.

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

Borrower Defenses. Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Direct Loan. ED’s previous regulations permitted a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. In November 2016, ED published the 2016 Borrower Defense Regulations, which address, among other matters, which acts or omissions of an institution of higher education a student borrower or group of borrowers may assert as a defense to repayment of a Direct Loan. For Direct Loans first disbursed on or after July 1, 2017, the 2016 Borrower Defense Regulations created a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. The 2016 Borrower Defense Regulations were in effect until the 2019 Borrower Defense Regulations went into effect July 1, 2020. In September 2019, ED published the 2019 Borrower Defense Regulations, which, among other things, modify the borrower defenses to repayment for Direct Loans made on or after July 1, 2020, the limitation periods for such claims, and the processes for resolution of such claims. The 2016 Borrower Defense Regulations continue to apply to all Direct Loans made on or after July 1, 2017 and before July 1, 2020, with certain exceptions pursuant to the 2019 Borrower Defense Regulations. The 2019 Borrower Defense Regulations apply to all Direct Loans made on or after July 1, 2020.

In March 2021, ED announced a revised approach for determining relief for borrowers who successfully assert borrower relief claims. Under this new approach, a borrower will receive full loan relief when evidence shows that the institution engaged in certain misconduct. This policy rescinds the prior administration’s formula that generally granted only partial loan relief for borrower defense claims. Under the 2016 and the 2019 Borrower Defense Regulations, ED may initiate a separate proceeding to collect from an institution the amount of relief granted based on a borrower defense to repayment claim. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

The 2019 Borrower Defense Regulations also made other regulatory changes, including modifying ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if an institution or location closes. For example, the Borrower Defense Regulations previously provided for an automatic loan discharge under certain circumstances, but the 2019 Borrower Defense Regulations eliminated the automatic loan discharge for schools closing on or after July 1, 2020. Based on the automatic loan discharge rules, ED found RU responsible for $168,630 in closed school loan discharges as a result of campus consolidations in North Dakota in 2015 and in Wisconsin in 2016; the liability was reduced on appeal to $77,569. RU may also face closed school discharge liabilities as a result of the 2021 consolidation of two Florida campuses. The 2019 Borrower Defense Regulations also generally remove the prohibitions on pre-dispute arbitration agreements or class action waivers contained in the 2016 Borrower Defense Regulations and requires institutions whose students must enter into pre-dispute arbitration agreements or class action waivers as a condition of enrollment to disclose publicly those requirements in an easily accessible format and prohibits such institutions from requiring a student to participate in arbitration or any internal dispute resolution process prior to filing a borrower defense to repayment application with ED.

ED recently completed negotiated rulemaking to address borrower defenses to repayment, loan discharge, pre-dispute arbitration and class-action waivers, among other issues. ED has yet to issue proposed regulations, but is expected to finalize at least one rulemaking on these matters prior to November 1, 2022. If it does so, any new rules are expected to be effective July 1, 2023.

Department of Defense

Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the tuition assistance program of the DoD, or TA. Service members may use TA to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by ED. APUS participates in TA, and for students in APUS undergraduate, and beginning January 2020, for students in APUS master’s programs, APUS provided grants so that APUS tuition rates per credit hour can be 100% covered by DoD tuition assistance funds provided that the student does not exceed the annual limits per student. RU and HCN also participate in TA.

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

DoD has issued briefings that prohibit base commanders from authorizing education institutions to hold regular or recurring office hours on installations solely to provide counseling and prohibit former military members from accessing installations to represent an educational institution using their government ID card privileges. This has adversely affected APUS’s efforts to support existing students and serve new students. If APUS is not able to improve its access to military installations and its existing students on those installations, or find alternative methods to serve those students, its military enrollments may decline.

Each institution participating in TA is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in TA. Pursuant to the DoD MOU, among other requirements, institutions must: explain certain tools to service members, such as ED’s “College Navigator” website and the Consumer Financial Protection Bureau’s “Paying for College” website; comply with requirements related to readmission policies for service members; abide by limitations on the use of funds derived from TA; provide certain academic and student support services; disclose information about transfer of credit; in certain circumstances, return TA funds to DoD (such as when a student ceases to attend or an institution cancels a course); offer to service members loan counseling before private student loans are offered or recommended; and comply with ED’s Title IV “program integrity” rules, including rules related to incentive payments and misrepresentation. The DoD MOU also provides that an institution may only participate in TA if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. Additional information regarding the potential risks associated with the DoD MOU is provided in the “Risk Factors” section of this Annual Report.

Several federal government agencies have also established an online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill, TA, and other military-related education benefit programs. An institution having recurring substantive complaints, or demonstrating an unwillingness to resolve complaints, may face a range of penalties, including revocation of its MOU and removal from participation in TA.

In addition to TA, branches of the U.S. military offer credentialing assistance, which links soldiers to and in many cases provides funds for approved training courses or exams related to occupational licenses or certifications, and associated books, supplies and materials. Credentialing Opportunities On-Line, or COOL, is a program for each of the military branches and DoD civilians that links military occupations and experiences to civilian credentials (e.g., occupational certifications, licenses, and apprenticeships). While benefits vary by service, service members may be eligible for assistance in paying for certifications, including by prior payment (e.g., vouchers) or service member reimbursement. Students must meet certain eligibility requirements in order to receive credentialing assistance, including in some cases service time, experience and TA eligibility requirements. The Army additionally offers an expanded credentialing program called the Army Credentialing Assistance Program, or CA. CA is a program designed to support soldiers who wish to pursue civilian credentials, licenses, and certifications that lead directly to a specific job, including in areas outside of a soldier’s Military Occupational Specialty (MOS). Through CA, soldiers can request funding for fees associated with qualifying programs listed on Army COOL. APUS became an approved training provider for CA programs in October 2019 while CA was in an expanded user test, and Army-wide implementation of CA began in January 2020. Students in the Army utilizing both CA and TA are subject to an annual combined cap on benefits of $4,000. Utilization of our CA programs to date has been limited. We believe other service branches may follow the Army’s example or pursue other approaches to enhancing support for credentialing, including, for example, the Coast Guard’s Credentialing Assistance Program. Students in the Army may use both TA and credentialing assistance for CA, subject to a combined cap on benefit amounts.

Department of Veterans Affairs

The VA administers education benefits provided by federal law, including the Montgomery GI Bill, or GI Bill, and the Post-9/11 GI Bill. APUS, HCN and RU are approved to provide education to veterans and members of the selective reserve and their dependents by the state approving agencies where the campus is located. In order for an institution to participate in VA education benefits, it must be a participant in the Title IV programs.

For the 2021-2022 academic year, an eligible veteran who attends a non-public U.S. institution may receive veterans’ education benefits to pay for tuition and fees based on the net cost to the veteran up to $26,042.81. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members in that location who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive a monthly housing allowance equal to 50% of the national average, or $871.00 per month.

To the extent that TA does not cover the full cost of tuition for service members, eligible service members may also use their benefits under the GI Bill or the Post-9/11 GI Bill through the “Top-Up” program. The “Top-Up” program allows U.S. Military active duty service members to use their GI Bill or Post-9/11 GI Bill benefits to pay the difference between the total cost of a college course and the amount of TA that is paid by the military for the course but is limited to 36 months of payments.

On January 5, 2021, the President signed into law the Johnny Isakson and David P. Roe, M.D. Veterans Health Care and Benefits Improvement Act of 2020, or the Isakson Roe Act, which modified policies related to GI Bill and other VA-administered education funds, in part to align VA requirements with DOD and ED requirements related to student financial aid. Section 1018 of the Isakson Roe Act mandates that schools that receive veterans education benefits: (i) provide VA students with information on total cost of an education program, an estimate of debt the student will have upon graduation, graduation rates, requirements to obtain any license, certification, or approval for which the course of education is designed to provide preparation, and certain other information; (ii) inform VA students of the availability and potential eligibility of federal financial aid before packaging or arranging private student loans or alternative financing programs; (iii) avoid fraudulent and unduly aggressive recruiting or automatic renewal techniques; (iv) avoid misrepresentations or payment of incentive compensation; (v) provide VA students with information regarding graduation requirements; (vii) obtain required approvals from the institutions’ accrediting agency for new courses or programs; (viii) maintain a policy to accommodate service members and reservists to be readmitted if they are temporarily unable to attend due to service requirements; and (ix) appoint a point of contact to provide academic and financial aid advising.

On December 21, 2021, the President signed into law the Responsible Education Mitigating Options and Technical Extensions Act, or the REMOTE Act, which amended certain Isakson Roe Act provisions and COVID-19 related laws affecting veterans education. Among other things, the REMOTE Act provides COVID-19 related extensions to certain veterans education benefits and flexibilities and clarifies that the Isakson Roe Act Section 1018 prohibition of incentive payment on the basis of securing enrollments does not apply to foreign students residing outside the U.S. who are not eligible for federal student financial aid.

Institutions were generally required to be in compliance with the Isakson Roe Act, including Section 1018, by August 1, 2021. However, the Isakson Roe Act allowed institutions to seek from the VA a one-academic-year waiver of Section 1018. Subsequently, the REMOTE Act delayed the effective date of the Isakson Roe Act’s Section 1018 requirements to August 1, 2022, and institutions are permitted to seek a one-academic-year waiver of that deadline beginning June 15, 2022. RU did not seek a waiver of August 1, 2021 compliance deadline and believes it satisfied Section 1018 requirements by that deadline. In September 2021, APUS and HCN received waivers for the requirements of Section 1018 for the period August 1, 2021 through July 31, 2022. APUS and HCN expect to satisfy Section 1018 requirements by July 31, 2022, and currently do not plan to seek an additional extension.

On April 7, 2021, the Department of Veterans Affairs, or VA, announced that, effective April 1, 2021, it would no longer count the use of Veteran Readiness & Employment, or VR&E, benefits against the 48-month cap on veterans education benefits programs imposed when veterans use more than one benefit program. As a result, veterans who use VR&E benefits prior to using another veterans education benefits program, such as the GI Bill and the Post-9/11 GI Bill, can still use up to 48 total months of the other veterans education benefits programs.

On June 8, 2021, the President signed into law the Training in High-Demand Roles to Improve Veteran Employment Act, or the THRIVE Act, which amended provisions related to veterans education programs found in the American Rescue Plan Act and the Isakson Roe Act. The legislation requires the VA to work with the Department of Labor to determine the list of high-demand occupations for the rapid retraining assistance program, excludes programs pursued solely through distance learning on a half-time basis or less from the housing stipend available to those in the retraining program, and requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The legislation also requires the VA to take disciplinary action if a person with whom an institution has an agreement to provide educational or recruiting services violates the VA’s incentive compensation prohibitions.

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

Consumer Protection
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau, or CFPB, has pursued enforcement actions against certain for-profit institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2020, the CFPB Education Loan Ombudsman released its annual report analyzing approximately 1,900 private student loan complaints and approximately 5,000 federal student loan servicing complaints the CFPB received between September 1, 2019 and August 31, 2020. In October 2021, the annual report analyzed approximately 1,900 private student loan complaints (a decrease of approximately 0.8% compared to prior-year data) and approximately 3,400 federal student loan complaints (a decrease of approximately 32% compared to prior-year data). We do not know what enforcement actions the CFPB may pursue, or what steps Congress or federal agencies may take, in response to these reports and whether such actions, if any, will have an adverse effect on our business or results of operations.

Federal Trade Commission

In October 2021, in what it termed a broad-based initiative to deter for-profit college fraud, the Federal Trade Commission, or FTC, issued informational notices to 70 for-profit higher education institutions, including APUS and RU, informing them of certain marketing practices the FTC had previously determined to be deceptive or unfair and therefore unlawful under the FTC Act. The FTC indicated that an institution’s receipt of the notice was not an indication that the institution has engaged in deceptive or unfair conduct. The informational notices were sent in furtherance of an FTC Act provision permitting penalties against those engaging in unfair or deceptive acts or practices with actual knowledge of their unfair or deceptive nature. The informational notices informed the institutions that engaging in such practices could subject a company to civil penalties under that provision. By providing the informational notices, the FTC is able to document that the institutions have knowledge that the FTC has found these marketing practices to be unfair or deceptive. The FTC also announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Federal Student Aid and the Department of Veterans Affairs. We do not know what enforcement actions the FTC may pursue in light of its recent informational notices and whether such actions, if any, will have an adverse effect on our business or results of operations.

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

On October 8, 2021, ED announced that it had restored an Office of Enforcement within ED’s Office of Federal Student Aid to strengthen oversight of and enforcement actions against postsecondary institutions that participate in federal student loan, grant, and work-study programs.

Compliance with Regulatory Standards and the Effect of Regulatory Violations
Compliance Reviews
Our institutions are subject to compliance reviews and audits by various external agencies, including ED, Department of Education Office of the Inspector General, or ED OIG, state licensing agencies, agencies that guarantee FFEL Program loans, DoD, VA, and accrediting agencies. The HEA and ED regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable ED OIG audit standards. In addition, to enable ED to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with ED regulations.

As described in “Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs,” in September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. ED closed the program review in January 2021, with no findings, penalties, or requirements for further action.

In July 2017, ED began a program review of RU’s administration of Title IV program during the 2015-2016 and 2016-2017 award years. RU has not received a program review report from ED. In August 2021, ED began an off-site program review of HCN’s administration of Title IV program during the 2019-2020 and 2020-2021 award years. In January 2022, HCN received a program review report from ED. The program review report includes findings related to failure to prorate fees, return of Title IV funds calculations that were not properly computed, untimely and inaccurate reporting to the National Student Loan Data System, incomplete verification, and cost of attendance formulation deficiencies. HCN is required to do a full file review in connection with the return of Title IV funds finding, must have the review tested by an independent auditor, and generally must prepare policies and procedures and take other actions in connection with the findings. HCN’s response to ED is due by April 2022. ED will review the response and then issue a final program review determination letter specifying any liabilities. At this time, we cannot predict the outcome of the RU and HCN program reviews, when they will be completed, or whether ED will place any liability or other limitations on RU or HCN as a result of the reviews.

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

Potential Effect of Regulatory Violations
If our institutions fail to comply with the regulatory standards governing Title IV programs, ED could impose one or more sanctions, including transferring our institutions to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring the posting of an irrevocable letter of credit in favor of ED as a condition for continued Title IV certification, taking emergency action against our institutions, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate participation in Title IV programs. If our institution’s approval to participate in Title IV programs is terminated, it will also lose its ability to participate in TA pursuant to the DoD MOU, as well as in education benefits administered by the VA.

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

Regulatory Actions and Restrictions on Operations

Many actions that we may wish to take in connection with our operations are subject to regulation from a variety of agencies. For example, ED’s regulations, state regulatory requirements, and accrediting agency standards may, in certain instances, limit our ability to acquire or sell institutions, and to establish additional locations and programs. Many states require approval before institutions can add new programs, campuses, or teaching locations. Generally, these agencies require institutions to notify them, and sometimes require institutions to obtain their approval, in advance of opening a new location or implementing new programs. APUS is regulated by its institutional accreditor, the HLC, as well as state agencies in West Virginia. RU’s is regulated by its institutional accreditor, the HLC, as well as the six state agencies where RU physical campuses are located, which include the Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin. HCN is regulated by ABHES, and the state agencies in Ohio, and Indiana.

Rasmussen Acquisition Regulatory Review

The Rasmussen Acquisition was required to be reported to, and in some cases approved by, various education regulatory bodies. As noted above, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership on September 9, 2021. ED and RU entered into a TPPPA, effective as of October 14, 2021, that allows RU to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. In some instances, prior approval was required. For example, the parties submitted an application to HLC for pre-approval of the change in ownership, which was approved effective in June 2021.

RU is also pursuing other post-closing notices and consents related to the change in ownership. State agencies, accreditors, boards of nursing, and other relevant regulators also require further action with respect to the Rasmussen Acquisition. For example, HLC requires an additional site visit within six months of the Closing Date which occurred in February 2022. Additionally, some regulators will require approval after the change in ownership in order to continue proper licensure, accreditation, approval, or authorization.

As described in “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility,” generally, an institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible. An institution that does not meet ED’s minimum composite score of 1.5 can demonstrate financial responsibility by meeting the “zone alternative” or posting a letter of credit in favor of ED. The “zone alternative” includes a delayed method of cash funding for Title IV aid, and the providing of additional information to ED, upon request. As of September 30, 2020, RU had a composite score equal to 1.4, compared to the minimum required of 1.5. RU elected to post a letter of credit with ED totaling $23.1 million, which represents 10% of the Title IV program funds received by RU during its most recently completed fiscal year. Upon the closing of the RU Acquisition,

APEI was required to fund this letter of credit using a restricted deposit account that required a deposit of 105%, or $24.2 million, to secure the RU letter of credit. Under the TPPPA for RU described above, a letter of credit will continue to be required at least until ED reviews and accepts financial statements and compliance audits that cover one complete fiscal year of RU’s Title IV participation under APEI’s ownership. Additionally, RU is required to make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1. Under HCM1, RU must first make Title IV disbursements to eligible students and parents and pay any credit balances before the institution requests or receives funds for the amount of those disbursements from ED.

Acquisition of Graduate School USA

On January 1, 2022, APEI acquired substantially all of the assets of Graduate School USA, or GSUSA, one of the largest providers of training to the federal government workforce, for approximately $1.0 million, subject to working capital adjustments. GSUSA is licensed by the D.C. Higher Education Licensure Commission, or DCHELC, and accredited by the Accrediting Council for Continuing Education and Training, or ACCET. DCHELC approved the transaction, and we continue to proceed with certain post-closing approval requirements for ACCET. GSUSA does not participate in the Title IV programs, TA or benefits administered by the VA. In addition, GSUSA’s contracts are governed by the Federal Acquisition Regulation, a regulatory framework.

Change in Ownership Resulting in a Change of Control
ED’s regulations, state regulatory requirements, and accreditation standards may limit our ability to acquire, merge, or sell institutions, and may impose restrictions on activities following a transaction. For example, ED must approve any change in ownership resulting in a change of control of APEI, our institutions or any institution we may acquire. These restrictions may impede our ability to grow by acquisition, or to dispose of assets. Moreover, as a publicly traded company, the potential adverse regulatory effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control could discourage bids for our shares of common stock and could have an adverse effect on the market price of our shares.

U.S. Department of Education
An institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility. ED regulations define what constitutes a change in ownership and control of various types of legal entities. For example, ED regulations provide that a change of control of a publicly traded company occurs in one of two ways: (i) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control; or (ii) the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock, or ceases to be the largest stockholder. As a result, a significant purchase or disposition of our voting stock, including an acquisition resulting in a stockholder owning at least 25% of our outstanding stock, could be determined by ED to be a change in ownership and control.

The HEA provides that after an institution undergoes a change in ownership and control ED may temporarily provisionally certify the institution based on a materially complete application received within 10 business days after the change occurred. ED may continue such temporary provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application, provided the institution has timely supplied all required information and documentation. If ED determines to approve the application, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification.

When a change in ownership and control occurs, ED applies certain financial tests to determine the financial responsibility of the institution under the new ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership and control, and the same-day balance sheet must satisfy certain requirements. In addition, when a change in ownership and control occurs and there is a new owner, the institution must submit to ED the new owner’s audited financial statements for its two most recently completed fiscal years. If those audits do not satisfy ED requirements, ED may impose conditions on continued Title IV participation, such as a letter of credit, certain growth restrictions including with respect to adding locations and programs, and additional monitoring requirements. ED’s financial responsibility standards are described more fully above in “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility.”

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

Accreditors
Many accrediting agencies require institutions of higher education to report or obtain approval for certain changes in legal status, ownership, form of control, or other aspects of institutional status, but the types of and triggers for such reporting or approval vary. Many accrediting agencies also require on-site evaluations to confirm the appropriateness of any approval. Some accrediting agencies’ oversight may also extend to defined changes that occur in an institution’s parent or controlling entity, and not necessarily the institution itself. Such oversight could trigger additional reviews of the institution and possible change in accreditation status.

Should we attempt to enter into transactions with institutions accredited by other accreditors, we would be required to follow the requirements of such accreditors. Our management may not have experience with the accreditors of the target institution, which would increase the risks related to such a transaction and management of the institution subsequent to the transaction.

Other Agencies
In certain circumstances, state approving agencies responsible for oversight of veterans’ education benefits may require an institution to obtain approval for a change in ownership and control. For example, the state approving agencies in North Dakota and Wisconsin approved the September 1, 2021 change in ownership of RU. RU is awaiting the approvals from several state approving agencies.

Restrictions on Adding Locations and Educational Programs
ED may, as a condition of participation in Title IV programs, require prior approval of new locations, programs, or otherwise restrict the number of programs an institution may add. ED’s regulations require institutions to report and, in certain cases (such as when an institution is provisionally certified), to seek approval for a new additional campus location at which at least 50% of a program will be offered if the institution wants to disburse Title IV program funds to students enrolled at that location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and programs and disburse Title IV program funds in connection with those locations and programs without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

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

Provisionally certified institutions of higher education such as ours, and institutions on HCM1 like RU, must seek prior approval from ED to offer new academic programs eligible for Title IV program funds and to open new locations at which Title IV program funds will be disbursed. A fully certified degree-granting institution generally is not obligated to obtain ED’s prior approval for a new location, an additional program leading to a degree at the same level previously approved by ED, or a new program that both prepares students for gainful employment in the same or related recognized occupation as an education program that has previously been designated as an eligible program at that institution and meets certain minimum-length requirements. However, ED could nevertheless require a fully certified institution to obtain prior approval for new programs and locations for purposes of Title IV program participation.

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

Department of Defense Funding

A series of automatic federal budget cuts, known as sequestration, have impacted certain federal student aid programs since fiscal year 2013 and have been extended through fiscal year 2030. As a result of uncertainty about the availability of funding, several military branches initially suspended and later announced changes to their tuition assistance programs. For example, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for tuition assistance, and the Army and the Coast Guard have both reduced the total per service member annual benefits.

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

Funding shortfalls have also affected DoD federal student aid programs. For example, TA benefits available to sailors for the fiscal year ended September 30, 2019 were expected to be exhausted by the end of May 2019 as a result of increased demand, and effective May 28, 2019 the Navy temporarily ceased approving TA program funds for eligible sailors until the start of the new government fiscal year on October 1, 2019. Currently, Navy service members must have a minimum of three years of service before becoming eligible to use tuition assistance and cannot be in their last year of service, and for the Navy College Program for Afloat College Education, funding is capped at 18 semester hours per fiscal year, and career funding is capped at 120 semester hours. Along with the expanded annual credit limit comes new eligibility requirements, including new requirements as to who can use TA and when. Eligible sailors can only use TA to fund two courses each quarter of the fiscal year. The minimum time in service increased from two to three years and active duty enlisted sailors under 16 years of service and reservists on active duty orders must have 12 months or more remaining on their current enlistment or extension as of the course state date to be eligible. Reservists on one-year orders will no longer be eligible for TA, and sailors who have begun utilizing TA benefits after only two years of service must pause their TA benefits. These changes were effective October 1, 2021.

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

Other Regulatory Activity

A new rule effective July 1, 2021 provides institutions additional flexibility in offering distance education and competency-based education programs. New definitions in the rule clarify the instructional requirements that distance education programs must abide in order to remain eligible for Title IV disbursements. Failure to comply with these standards could lead to adverse actions by ED.

On November 29, 2018, ED published in the Federal Register a notice of proposed rulemaking related to implementation of Title IX of the Education Amendments of 1972, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rule, which was released on May 19, 2020, took effect on August 14, 2020. The regulations define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. ED has indicated that new proposed Title IX regulations may be forthcoming in Spring 2022.

ED held negotiated rulemaking sessions in January and February 2022 and has a final session scheduled for March 2022, during which the federal and non-federal negotiators discussed and will discuss draft regulations to address topics including the 90/10 Rule, ability to benefit provisions, certification procedures for participation in Title IV programs, change of ownership and change in control rules and procedures, financial responsibility requirements, gainful employment program requirements, and standards of administrative capability.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has caused us to adjust our operations, which could adversely affect the student experience, particularly at RU and HCN, and could have additional adverse effects on our business, financial condition, or results of operations.

As discussed more fully in “Overview – COVID-19 Pandemic” in Part I, Item 1 of this Annual Report, the COVID-19 pandemic has prompted us to adjust our operations throughout our business, and we could experience additional impacts in the future if the pandemic and its effects are prolonged or increase in scope. At RU and HCN, ongoing impacts from the COVID-19 pandemic could disrupt educational services provided to students and increase costs to continue to deliver courses in person and online. There can be no assurance that our protective measures will prevent cases of COVID-19 among our employees and students, or that RU and HCN will not need to again further limit campus interactions or close campus operations. Our institutions continue to adjust their operations to respond to regularly changing government regulations and public health guidance. In addition, although we have leveraged the expertise of APUS and RU in online delivery of curriculum, we have limited experience delivering HCN’s curriculum online, and in the event that HCN’s students’ academic studies move online, they may not experience the same level of success in online coursework or with NCLEX scores following online coursework as they would in a campus environment. While RU has more experience with online delivery of curriculum, RU’s pre-licensure nursing programs have also been required to adjust their operations and in some cases move to a blended or online learning model, including with respect to practicum learning that would typically be done in a clinical or laboratory setting.

Numerous challenges have arisen, or may arise, from adjustments to the learning experience as a result of COVID-19, including the shift to virtual learning. For example, some RU students have had to spend additional time enrolled because they have not have had the opportunity to obtain clinical experience during the expected or scheduled quarter of study due to a lack of clinical site availability. Retention for students decreased in the 2020-2021 reporting year, as compared to the 2019-2020 reporting year, which we believe in part is due to many students preferring not to take classes online due to the potential impact on their performance. Survey data indicates that students have also been impacted by challenges in signing on to virtual classes at home, providing childcare while remote schooling, and juggling education and employment or caring for ill family members during the pandemic, which we believe may have also impacted retention.

The COVID-19 pandemic also placed pressure on the hiring and retention of qualified nursing faculty at RU and HCN due to the related demand for healthcare workers. For example, decreases in the permitted faculty to student ratio at clinical sites have increased the demand for faculty coverage to meet student needs at a time when qualified faculty are more difficult to hire and retain. Please refer to the Risk Factor that begins “If we are unable to attract, retain, and develop skilled personnel . . .” below. We believe staffing pressures have adversely affected and could continue to adversely affect the size of new student cohorts and total enrollment at RU, as well as program outcomes.

In 2020, we experienced an increase in net course registrations at APUS and an increase in student enrollment at HCN, and RU similarly experienced an increase in its enrollments. We believe the increases were in part due to the impact of the COVID-19 pandemic, including an increase in demand for nursing education and a change in the competitive environment due to COVID-19. Recent trends at APUS and RU show a moderation in registration and enrollments, and we believe HCN could experience a similar situation. When the pandemic abates, we believe near-term demand for our programs could moderate further.

Changes to our teaching methodology and other changes to our programs at HCN and RU, including as a result of the COVID-19 pandemic, could have an adverse impact on the ability of HCN’s and RU’s graduates to obtain professional licensure, employment, or other outcomes, which could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.
State boards of nursing generally require applicants for licensure to practice nursing to have successfully completed a nursing education program that is approved by the state board. As discussed more fully in “Regulatory Environment - State Authorization/Licensure of Our Institutions” in Part I, Item 1 of this Annual Report, failure to satisfy a state board of nursing’s relevant NCLEX pass rate can result in the state board taking adverse actions against the nursing program, including and up to withdrawal of approval. For example, HCN’s ADN Program has been on provisional approval from the OBN since March 2017 due to not meeting the OBN pass rate standard for four consecutive years. Both HCN and RU monitor, assess, and implement changes designed to improve NCLEX scores over time in order to meet each state board’s requirements, but there is no assurance that such changes will be successful or will not have negative effects on RU’s nursing enrollments or HCN’s overall enrollments. For example, HCN in past periods experienced lower than planned ADN program enrollments that we believe were at least partly associated with the implementation of new academic achievement and admissions requirements. In addition, we cannot be certain that factors beyond our control, such as the ongoing COVID-19 pandemic, will not have a negative impact on the student experience, student outcomes and NCLEX scores.

If RU’s nursing graduates or HCN’s graduates fail to obtain professional licensure or employment or experience other negative outcomes in their chosen fields of study, including as a result of the COVID-19 pandemic and the resulting changes to our academic programs, we and our institutions could be exposed to litigation, including class-action litigation, claiming that we are at fault for such failure, which would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Adverse impacts on HCN or RU resulting from the COVID-19 pandemic could also lead to an impairment of goodwill.

COVID-19-related relief laws and regulatory guidance contain provisions that could benefit some institutions more than others or that may be ambiguous or subject to change, we may have difficulty adjusting our systems to comply, and failure to comply could subject us to penalties.

As discussed more fully in “Overview – COVID-19 Pandemic,” multiple laws passed during the COVID-19 pandemic, including the CARES Act, the CRRSAA and the ARPA, include provisions designed to provide relief to higher education institutions in connection with the pandemic through, among other things, HEERF. Among other provisions, these laws place certain conditions on and limit expenditure of HEERF funds. Our institutions’ failure to comply with applicable provisions of these laws, including provisions related to funding and waivers of Title IV requirements, or with ED guidance related to the COVID-19 pandemic, both of which contain ambiguities, could result in administrative sanctions including fines, restrictions on our ability to participate in Title IV programs, debarment and suspension, and liabilities under applicable law, such as the False Claims Act. The CARES Act and related ED guidance waive certain federal student financial aid requirements in connection with COVID-19 developments and, to the extent such waivers apply to our institutions, we may have difficulty adjusting our systems to comply with those waivers. In addition, ED guidance related to the COVID-19 pandemic may change as the pandemic continues. We cannot predict what additional regulatory actions may be taken or legislation put in place in connection with the COVID-19 pandemic or what impact such regulations or legislation may have on us or our institutions, if any.

Risks Related to Attracting and Retaining Students
Our success and financial performance depend on the effectiveness of our ability to attract students who persist in our institutions’ programs.

Building awareness and reputation among potential students of our institutions and the programs they offer is critical to our institutions’ ability to attract new students. In order to maintain and increase our revenue and profits, our institutions must continue to attract new, qualified students in a cost-effective manner, and these students must remain active in our institutions’ programs. In addition, because our institutions experience declines in their student populations as a result of graduation, transfers to other academic institutions, withdrawals, military deployments and other reasons, in order to grow we need to first attract sufficient students to replace those who have left. Some of the factors that could prevent us from successfully advertising and marketing our institutions’ programs and from successfully enrolling and retaining qualified students in those programs include:
•changes and revisions to policies of the DoD and the various military services;
•challenges in maintaining strong relationships with military and military-affiliated communities;
•the emergence of more, and more successful, competitors, and alternative education models, including from military services and as a greater number of schools pursue online education;

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
•failure to develop, deliver and maintain a message or image that resonates well with our institutions’ students;
•adverse publicity regarding us, our institutions, our competitors, or online or for-profit education generally;
•challenges related to dependence on a third-party and decreased control over messaging as a result of RU’s reliance on Collegis LLC, or Collegis, for marketing services;
•challenges in maintaining, developing, and expanding GSUSA’s customer relationships with the federal government and its employees, including as a result of challenges in marketing to the federal government;
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
If we are unable to effectively market our programs or expand into new markets, including by opening new campuses, our operating results would be negatively affected.

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

Furthermore, because APUS’s tuition is generally lower than that of most of its competitors, it has fewer dollars to spend per student on marketing and advertising than they do. Nevertheless, APUS has tried to, and may in the future try to, implement new marketing tactics and channels, including those with which it has no experience, and which have no guarantee of success. For example, we increased marketing expenditures in fiscal year 2020, including to support a new advertising campaign focusing on affordability and return on investment for learners. If we are unable to develop and optimize marketing and advertising programs that are effective in developing awareness of our institutions and the programs we offer and their value propositions and are unable to enroll and retain qualified students in military and non-military markets, our enrollments would suffer, and there could be a material adverse effect on our financial condition and results of operations.

The success of RU and HCN depend, in part, on our ability to maintain and increase student enrollments in those institutions’ programs. As part of our strategy to continue to build a national nursing platform, we intend to continue to open new campuses and other operating locations for RU and HCN, such as the new HCN campuses in Indianapolis, Indiana and Akron, Ohio that began operations in April 2020 and April 2021, respectively. Such actions require us to obtain appropriate federal, state, and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. We continue to work on identifying the appropriate balance of academic achievement requirements, admissions requirements, and attracting appropriate students, as well as identifying and remediating the factors impacting enrollments, but cannot predict whether our initiatives and efforts will be successful over the long term. In addition, with the opening of new campuses, we have been and will be marketing in geographic areas in which RU and HCN did not previously have a campus. If in the future we are unable to effectively market RU’s and HCN’s programs, we may not be able to successfully maintain and increase those institutions’ enrollments, which would negatively affect our operating results.

If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals and accreditations, open, and attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise effectively manage the operations of newly established campuses, our results of operations and financial condition could be adversely affected. For example, RU is currently subject to ED-imposed restrictions on new programs and locations in terms of Title IV program eligibility, which could limit or adversely affect RU’s near-term growth opportunities, including restricting its ability to serve additional students. In addition, the inability to expand existing programs efficiently, or successfully, including as a result of constraints on our operations due to COVID-19, pursue new program initiatives, and add new campuses would harm our ability to grow our business and could have an adverse impact on our financial condition.

If APUS does not have strong relationships with, and access to, various military installations and installation education centers, our ability to maintain enrollments from military students and our future growth may be impaired.

As of December 31, 2021, approximately 63% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and students participating in TA constituted approximately 45% of APUS’s adjusted net course registrations for 2021. We are highly dependent on our relationship with the military and its members, and our ability to attract and retain military service members as students. Because APUS relies on referrals and personal relationships for recruiting, impediments to access can have an adverse effect on maintaining and generating registrations from military students.

Generally, DoD prohibits educational institutions from holding office hours solely to provide counseling and former military members from accessing installations to represent an educational institution using government ID card privileges. This has adversely affected our efforts to support existing students and serve new students since the policy was implemented. Furthermore, the DoD MOU, which specifies terms and conditions of participation in TA and is discussed in more depth in “Regulatory Environment - Department of Defense,” and the related increased focus by DoD on relationships with and oversight of educational providers, or additional DoD restrictions, could lead to further adverse changes in the nature of our relationships with military installations and their education centers and our access to military service members.

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

Army service members participating in TA programs constituted approximately 16% of APUS’s adjusted net course registrations for 2021. APUS relies on the ability of the Army, and the other branches of the Armed Forces, to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army in 2021 transitioned from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, for soldiers to use to request TA. As described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” this transition has been beset by delays and disruption of the Army’s TA programs. Soldiers can continue to directly register for courses with the expectation TA could be retroactively applied for, and the Army created a process for soldiers to seek reimbursement for out-of-pocket costs incurred during ArmyIgnitED’s unavailability. While the ArmyIgnitED system went live for soldiers seeking to use TA for courses at APUS on July 19, 2021, we continue to experience challenges related to system performance, process changes and software defects, and there is no assurance that the new portal will ever work correctly or efficiently or will not have continuing impacts on soldiers’ ability to participate in the TA programs or receive funds under those programs. There was an adverse impact on registrations and revenue for the second and third quarters of 2021. The inability of soldiers to participate in TA programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition, particularly because soldiers make up the largest group of TA participants at APUS. In addition, TA will have to be retroactively sought and obtained for soldiers who registered for courses during the period beginning March 8, 2021. As a result, it is possible that we could incur bad debt expenses if soldiers who expect to receive TA do not receive it and do not otherwise pay the tuition for their courses. The disruption to the Army’s systems has also adversely impacted APUS’s ability to invoice the Army for Army registrations and has adversely impacted accounts receivable. As of December 31, 2021, approximately $27.0 million, of which $18.2 million is older than 60 days from the course start date, was due from the Army due to the disruption caused by the transition to ArmyIgnitED.

Enrollments and course registrations by active duty service members may be adversely affected by a variety of factors not directly related to education programs, including changes in military activity and budgets.

Events not directly related to education programs could lead to a reduction in registrations from students on active duty. For example, APUS experienced an increase in net course registrations in 2020, which was driven in part by active-duty service members, and which we believe may have been due in part to the impact of the COVID-19 pandemic. Recent trends at APUS show a moderation in registration and enrollments, and the end of the pandemic could adversely affect enrollments and course registrations by active duty service members. Large-scale personnel reductions or other significant drawdowns of U.S. active duty military forces would also likely have a negative effect on enrollment and course registrations. Increased operations and overseas deployments could also negatively impact the ability of certain active duty military students to pursue higher education, including due to increased demands on active duty service members and limited internet access associated with some deployments.

Military budget cuts or constraints could negatively affect us by leading to force reductions or cuts to services and tools that we or APUS’s students rely upon for recruitment, enrollment, access, and tuition assistance. Even temporary changes to military activity and budgets may adversely affect operations. For example, funding for the federal government or portions thereof, including the DoD, Department of Homeland Security and Coast Guard, lapsed and resulted in partial shutdowns in 2018 and 2019. Any future government shutdown could have a material adverse effect on APUS’s enrollments.

We will remain subject to the risk of events that occur within and with respect to the military, even where they do not directly relate to the use of TA. Because of our dependence on active duty military students, changes that occur within and with respect to the military could have a material adverse effect on our operations.

DoD’s MOU imposes extensive regulatory requirements on our institutions with respect to participation in DoD tuition assistance programs, and our revenue and number of students would decrease if our institutions are no longer able to receive funds under DoD tuition assistance programs or if tuition assistance is reduced, eliminated, or suspended.

As described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Defense” and “Regulatory Environment – Compliance with Regulatory Standards and the Effect of Regulatory Violations – Compliance Reviews,” each institution participating in TA is party to an MOU outlining certain commitments and agreements in connection with accepting funds from TA. For example, the MOUs include an agreement to participate in the ICP in order to participate in TA. An institution that is found noncompliant with DoD requirements through the ICP and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA. In November 2020, DoD found, in connection with the ICP, that APUS did not clearly articulate certain policies or clearly make certain disclosures, which resulted in APUS submitting a corrective action plan and evidentiary support, subsequent to which ED informed APUS that it had completed the review process and no further actions were required.

Failure to comply with an MOU could result in an institution losing the ability to participate in TA. We also believe that in certain circumstances DoD may impose sanctions for failure to comply other than denying an institution the ability to participate in TA, including restricting student enrollment in tuition assistance programs, suspending an institution from enrolling new students, limiting access to military installations, subjecting the institution to heightened compliance oversight, or otherwise limiting an institution’s ability to participate in TA. If we fail to comply with the requirements of an MOU, it could result in sanctions, up to losing the ability to participate in TA, that could have a significant adverse effect on our results of operations and financial condition.

Students participating in TA constituted approximately 45% of APUS’s adjusted net course registrations for 2021. We do not know the scale or nature of future actions that may be taken with respect to TA, which could include eliminating those programs, reducing the funds, benefits, or level of reimbursement available thereunder, changing the eligibility criteria for beneficiaries, enacting new restrictions on institutional participation or imposing other eligibility criteria on institutions, all of which could impact enrollments from service members. Other administrative changes to DoD programs could also have negative effects on our enrollments.

Changes to eligibility requirements under TA have already occurred, and there could be additional changes to the programs in the future. For example, effective October 1, 2021, the funding for Navy service members was limited due to the increase in number of years of service before funds can be received. Additional changes to TA could occur due to Congressional action or DoD policy and funding changes. For example, the failure of Congress to pass continuing resolutions has limited the release of funds at times in the past, such as during a 35-day partial government shutdown that began in December 2018 in which the Coast Guard suspended its TA program. Annual TA funding is limited and could be exhausted in any given year due to budget constraints or changes in demand or policy. For example, TA benefits available to sailors for the fiscal year ended September 30, 2019 were expected to be exhausted by the end of May 2019 as a result of increased demand, and effective May 28, 2019 the Navy ceased approving TA funds for eligible sailors until the start of the new government fiscal year, resulting in a significant negative impact on our results of operations for the third quarter of 2019. We are unable to predict whether and to what extent the Navy or other services will impose limitations on TA approvals in the future as a result of limited funding. Furthermore, we expect each military branch and the DoD to continually evaluate their approaches to education, including by launching or expanding their own institutions, as discussed in further detail in the Risk Factor that begins “Strong competition in the military market...” below, and such actions could have an impact on the funds available to service members to pursue their education at our institutions. Changes in funding allocations could have a material adverse effect on APUS’s enrollments.

If we are no longer able to receive funds from TA, or if those programs are modified, reduced, eliminated, or temporarily suspended, our enrollments and revenue could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition. See also “Our student registrations and revenue have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition from GoArmyEd to ArmyIgnitED” above.

Changes our institutions may make to their operations to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed may adversely affect our institutions’ enrollment, profitability, financial condition, results of operations, and cash flows.

We have identified, and continue to work to identify, potential changes and initiatives that we believe will more effectively attract and enroll students who are ready for and who are likely to persist in our institutions’ programs, support those students, and help improve their educational outcomes, including through changes to admissions, initiatives to increase the level of engagement and collaboration in the classroom and to strengthen the bond between APUS and its students, and changes to HCN’s curriculum and academic achievement and course retake policies.

Additional initiatives may include the following:

•revising admissions standards and requirements;
•updates to the admissions process and procedures;
•implementing more stringent satisfactory academic progress standards;
•changing tuition costs and payment options; and
•altering our institutions’ marketing efforts to target the appropriate prospective students.

These initiatives require significant time, energy, and resources, and may adversely impact our institutions’ business, financial condition, results of operations, and cash flows, particularly in the near term. We may not succeed in achieving our objectives due to organizational, operational, regulatory, resource, or other constraints. If our efforts are not successful, we may experience reduced enrollment, increased expense, or other impacts on our business that materially and adversely impact our results of operations, cash flows, and financial condition. Even if these initiatives successfully lead to the identification and enrollment of students who are likely to succeed and to improvements in student experience, they could result in adverse impacts on enrollments. Due to the many factors that can impact enrollments, we may not appropriately identify the cause of any adverse impacts, and therefore may not be able to appropriately modify our initiatives.

If our institutions are unable to successfully adjust to future market demands by updating and expanding the content of existing programs and developing new programs, specializations, and modes of teaching on a timely basis and in a cost-effective manner, our performance may be impaired.

We believe that our institutions need to continuously update and expand the content of their existing programs and develop new programs, specializations, and modes of teaching in order to continue to retain and attract qualified students. However, the updates and expansions of our institutions’ existing programs and the development of new programs and specializations may not be accepted by their accreditors, state regulators, ED, existing or prospective students, or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if our institutions are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as competitors introduce competing programs. To offer a new academic program, our institutions may be required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, growth restrictions may be imposed on our institutions in connection with changes in ownership or otherwise that adversely impact our ability to adjust to future market demands. For example, RU is currently subject to ED-imposed restrictions on new programs and locations and on the number of students receiving Title IV who can be enrolled at RU. These restrictions could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or modified programs. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations, or other factors, our institutions’ ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs, specializations, and modes of teaching or modifying or eliminating existing programs requires our institutions to make investments in management, academic resources including faculty, and capital expenditures, incur marketing expenses, and reallocate other resources. Our institutions may have limited experience providing courses in new fields of study or new modes of teaching (such as micro-credentials, or other non-degree credentials) and may need to modify systems and strategies or enter into arrangements with other institutions and organizations to provide new programs effectively and profitably. If our institutions are unable to establish new academic programs, increase the number of students enrolling in new academic programs, offer programs in a cost-effective manner, or otherwise manage effectively the operations of those programs, our results of operations and financial condition could be adversely affected.

We have limited experience participating in the DoD’s credentialing assistance programs, and increased use of credentialing assistance could have an adverse impact on our business strategy and results of operations.

We have limited experience and few current offerings in credentialing assistance. As a result, our ability to comply with related regulatory requirements and to enroll students in programs eligible for credentialing assistance remains uncertain, and we may not be as recognized as other providers in this area. Failure to comply with applicable regulatory requirements or to enroll students in credentialing assistance programs could have an adverse effect on our plans to be competitive in the area of credentialing assistance at APUS.

Students in the Army may use both TA and credentialing assistance for the Army’s expanded credentialing program called the Army Credentialing Assistance Program, subject to a combined cap on benefit amounts. As a result, soldiers who take advantage of one of these forms of assistance are limited in their ability to use the other form, which could adversely impact enrollments and our results of operations. Increased use of credentialing assistance in the Army could result in fewer funds being used or available for tuition assistance. We believe other service branches may also expand their credentialing programs or pursue other approaches to enhancing support for credentialing, such as the Coast Guard’s Credentialing Assistance Program, but there can be no assurance that they will do so or that we will benefit as a result. For example, the DoD and military branches could move increasingly toward credentialing assistance as a preferred choice for soldiers, which could reduce funds available for TA and adversely impact enrollments and our results of operations, particularly if we are unsuccessful in developing our credentialing assistance offerings.

Continued strong competition in the postsecondary education market could impact our institutions’ market share and increase our cost of acquiring students.
Within the postsecondary education market, our institutions compete primarily with not-for-profit public and private two-year and four-year colleges, as well as other for-profit schools Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources, or course delivery tools, that are superior to those of our institutions and other for-profit schools. Many of these competitors, whether for-profit, not-for-profit, or public, are also able to leverage their greater scale and size to compete more efficiently. Many of our competitors also have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students, or to provide instructional and support resources that are superior to those of our institutions and other for-profit schools. In addition, as indicated in the Risk Factor that begins “Strong competition in the military market...” below, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. Within the nursing education market, we compete with other schools offering similar programs, including for-profit and not-for-profit public and private college, that may have greater resources or a greater market presence or reputation in the local areas we serve. In addition, because of the relatively local focus of RU's and HCN’s nursing programs, our competitive environment is impacted by various factors that are specific to the particular areas where our campuses are located, including local supply and demand dynamics for nurses and nursing schools. RU's and HCN’s results are therefore more susceptible to the actions of single competitors than the results of an institution that draws from a broader geographical area. For example, a particularly effective or ineffective marketing approach by another school, or the opening or closing of another school, could have unanticipated detriments or benefits to RU's and HCN’s competitive position.

Within the postsecondary education market generally, we have experienced increased competition, including the entrance of additional providers of online and non-traditional programs, a shift of for-profit institutions to not-for-profit status, and declines or slower growth in the total postsecondary student population. We operate 30 on-ground nursing campuses in approximately 20 markets where we compete with a mix of local career colleges and two- and four-year colleges. Because of the relatively local focus of these programs, our competitive environment is impacted by various factors that are specific not only to states where campuses are located but also to the particular areas where the campuses are located, including local supply and demand for nurses and nursing schools. Title IV postsecondary degree-granting institutions have experienced recent declines in enrollment, and primarily online institutions saw a decline in enrollment in the fall of 2021, reversing growth experienced in the fall of 2020. Longer term projections suggest that previous growth in enrollment in postsecondary degree-granting institutions is slowing. The combination of reduced growth or declines in the postsecondary student population and the entrance of additional providers in the online postsecondary education market will further intensify competition, and any decline in the number of enrollments could have an adverse effect on our results of operations. In addition, increased competition for college-ready students has led to an increase in the cost of advertising in certain marketing channels. Continued increases in the cost of advertising may adversely impact our ability to attract college-ready students and/or increase our student acquisition costs.

We expect to continue to face greater competition from non-traditional offerings, provided by both educational institutions and non-traditional providers.

Competing institutions and others provide non-traditional education programs without charge or at low costs, including CBE programs, coding bootcamps, micro-credentialing, massive open online courses, and other flexible and individualized programs. We believe that our institutions will continue to face new competition from non-traditional programs, including lower cost programs. We are working to develop our own alternatives in some of these areas, but these efforts may not be successful. For example, RU has offered CBE programs since 2017. CBE options are available in approximately 56 out of RU’s 60 programs, based on the students election and eligibility. Other institutions have programs that are more fully developed, and our offerings may not be as successful or receive further market acceptance. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. Increased availability of federal student financial aid for CBE programs could create additional competition and drive additional students toward non-traditional education programs. These competitive factors could cause our institutions’ enrollments, revenue, and profitability to decrease significantly.

Strong competition in the military market could decrease our institutions’ market share and increase our cost of acquiring students.

We anticipate that APUS will continue to see strong competition within the military market, which continues to be a primary market for APUS. There are a number of for-profit schools and not-for-profit institutions that focus on the military market because of the size of the market and the availability of funding, and some for-profit schools seek to attract students eligible for TA, VA education benefits, or both, at least in part as a strategy of those institutions to satisfy the current 90/10 Rule, which is described in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - The ‘90/10 Rule.’” Some of these institutions may develop relationships with the military and education service officers that are stronger than APUS’s, which could have an adverse effect on APUS’s ability to attract and retain qualified students, and ultimately, on our financial condition. In addition, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. For example, the Department of the Navy, in cooperation with the U.S. Marine Corps and the U.S. Coast Guard, in January 2022 expanded a pilot program for online courses at the United States Naval Community College, a community college supporting naval education for enlisted service members, with plans to enroll as many as 5,500 students into targeted associate’s degree and certificate programs with partner colleges and universities. While a number of schools with which APUS competes participate in this program, APUS is not an eligible partner. The Armed Forces may also begin offering distance learning through their own institutions.

Risks Related to the Regulation of Our Industry

If we or our institutions fail to comply with the extensive regulatory requirements for the operation of postsecondary education institutions, we and our institutions could face penalties and significant restrictions on operations, including loss of access to DoD tuition assistance programs and federal student loans and grants.

We and our institutions are regulated by (i) accrediting agencies, (ii) state regulatory bodies, and (iii) the federal government through ED. Our institutions are also subject to DoD and VA oversight because our institutions participate in TA and veterans’ education benefits programs administered by the VA. Regulations, standards, and policies of these agencies address the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, and financial operations and condition. These regulatory requirements can also affect our ability to acquire new institutions, open new locations, add new or expand existing educational programs, change our corporate structure or ownership, and make other substantive changes. Compliance with these requirements can also increase our cost of operations.

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

If one of our institutions were to lose its eligibility to participate in Title IV, TA, or VA education benefit programs, or if the amount of available funds under these programs were reduced, we could seek to arrange or provide alternative sources of revenue or financial aid for students. Although we believe that one or more private organizations would be willing to provide financial assistance to students attending our institutions, there is no assurance that this would be the case, and the terms of such financial aid might not be as favorable as those for funds under the Title IV, TA, or VA education benefit programs. We may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of our eligibility to participate in these programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on our financial condition and results of operations even if we could arrange or provide alternative sources of revenue or student financial aid.

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

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to lawsuits under the federal False Claims Act, similar state false claim statutes, or various “whistleblower” statutes. These lawsuits in some cases can be prosecuted by a private plaintiff in respect of some action taken by us, even if ED or another regulatory body does not agree with the plaintiff’s theory of liability, or the government can intervene and become a party to the lawsuit. These lawsuits have the potential to generate significant financial liability linked to our receipt of government funds, including Title IV funds and TA funds.

If our institutions fail to maintain their institutional accreditation, they would lose the ability to participate in Title IV and DoD tuition assistance programs.
Accreditation at the institutional level by an accrediting agency recognized by ED is necessary to participate in TA and Title IV programs. Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as the requirements to apply and wait for approval before making certain changes. For example, as it did with the RU Acquisition, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. Failure to meet accreditation criteria or standards or to comply with accreditation policies and requirements could result in the loss of accreditation at the discretion of the accrediting agency. The complete loss of institutional accreditation at one of our institutions would, among other things, render the institution and its students ineligible to participate in TA and Title IV programs, and have a material adverse effect on our enrollments, revenue, and results of operations.

The postsecondary education regulatory environment has changed and may change in the future as a result of U.S. federal elections.

Changes in the Presidential administrations and control of Congress as a result of the outcome of elections or other events could result in changes in or new legislation, appropriations, regulations, standards, policies and enforcement actions that could materially affect our business, including material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under student financial assistance programs, and costs of doing business.

For example, as a result of the 2020 U.S. federal elections, Democrats, who tend to support more regulation of and restrictions on for-profit institutions, gained control of the executive branch and both houses of Congress. The Biden administration and new Congress have acted and may continue to act to change or eliminate currently effective legislation and ED regulations, and to enact new legislation, such as legislation to reauthorize the HEA, and ED has initiated and could initiate new rulemaking processes to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. For example, ARPA, which modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”, was enacted in 2021, and ED is engaged in negotiated rulemaking to address the 90/10 Rule and other topics. ED also recently completed rulemaking to address borrower defenses to repayment, public service student loan forgiveness programs, mandatory pre-dispute arbitration, and prohibition of class-action lawsuits, among other issues, but has yet to issue related proposed regulations. We cannot predict the extent to which the Biden administration and Congress, or any future administration or Congress, will act to change or eliminate or to implement new laws, regulations, standards, policies, and practices, nor can we predict the form that new laws, regulations, standards, policies, or practices may take or the extent to which those regulations, practices or policies may impact us or our institutions.

A failure of HCN to satisfy ABHES accreditation standards, including specific student achievement indicators, could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, cash flows, and results of operations.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% first-time pass rate on mandatory licensing and credentialing examinations or fails to meet state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. For the reporting year ended June 30, 2021, several HCN programs at certain campuses did not satisfy ABHES’s threshold requirements for retention rates. The retention rates were instead between 55% and 69% for the reporting year. ABHES has asked HCN to provide updated rates for the period July 1, 2021 through March 31, 2022 and an updated action plan to address any rate that remains below 70% in that period.

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

More generally, any institutional or programmatic accreditor may have policies or standards related to specific student achievement indicators that, if not met, may result in our institutions experiencing adverse actions, up to and including withdrawal of accreditation for certain programs. Such outcomes could have an adverse impact on our ability to enroll students and eventually our ability to continue certain programs, any of which would have an adverse effect on our results of operations, cash flow, and financial condition.

Our institutions’ failure to maintain institutional accreditation could make them ineligible to participate in Title IV and TA programs and our student enrollments would decline.

The standards of accreditation agencies that accredit our institutions and programs can and do vary, and accreditation agencies may prescribe more rigorous standards than are currently in place. Complying with more rigorous accreditation standards could require significant changes to the way we operate our business and increase our administrative and other costs. No assurances can be given that our institutions or programs would be able to comply with more rigorous accreditation standards in a timely manner or at all. If one of our institutions or programs does not meet its accreditation requirements, its accreditation could be limited, modified, suspended, or terminated. Failure to maintain institutional accreditation would make our institutions ineligible to participate in Title IV and TA programs, which could have a material adverse effect on the institution’s student enrollment and revenue. In addition, accrediting bodies may adopt new or revised criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of our programs or for-profit institutions like ours.

Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Many institutions will only accept transfer credit from institutions with certain institutional accreditation. Students and sponsors of tuition reimbursement programs look to accreditation for quality assurance, and employers rely on institutions’

accredited status when evaluating a candidate’s credentials. In addition, certain of our programs are accredited by programmatic accrediting agencies or recognized by professional organizations. If our institutions fail to satisfy the standards of these programmatic accrediting agencies and professional organizations, the relevant programs could lose the programmatic accreditation or professional recognition, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us. In addition, in certain cases, professional licensure will not be granted if an applicant for licensure earned the relevant educational credential from an institution or educational program that lacks institutional or programmatic accreditation. Failure to obtain or maintain programmatic accreditation or professional recognition for certain programs could prevent our students from seeking and obtaining licensure or employment, result in materially reduced student enrollments in affected programs, and have a material adverse effect on us.

If our institutions fail to maintain state authorization in the states where they are physically located, the institutions would lose their ability to grant degrees and other credentials in that state and to participate in Title IV programs and DoD tuition assistance programs.
As discussed in “Regulatory Environment – State Licensure/Authorization,” to participate in Title IV programs and TA, an institution must be legally authorized by the relevant education agency of the state in which it is physically located. Loss of state authorization by one of our institutions in the state in which it is physically located would cause that institution to be ineligible to participate in Title IV programs and TA and to be unable to operate in the state and grant credentials. In addition, if one of our institutions were to lose its state authorization, it would lose its institutional accreditation. For example, with respect to RU and HCN, if either institution were to lose approval from any state board of nursing, students in the program lacking approval would not be eligible to apply for licensure by examination to practice nursing in that state.

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
Various states impose regulatory requirements on educational institutions operating within their boundaries, including registration requirements applicable to online education institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state. As described more fully in “Regulatory Environment – State Licensure/Authorization” and “—State Authorization/Licensure of Our Institutions,” our institutions must comply with the requirements of SARA and California, which is the only state that does not participate in SARA, with regard to the interstate offering of postsecondary distance education and online education. Those requirements may change from time to time and, in some instances, are ambiguous or are left to the interpretative discretion of state regulators. Changes in requirements to participate in SARA or changes to state laws and regulations and the interpretation of those laws and regulations may limit our ability to offer education programs and award degrees. If one of our institutions were to fail to comply with such requirements, the institution could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education. If one of our institutions were to fail to comply with state requirements to obtain licensure or authorization, it could also be subject to injunctive actions or penalties. We cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s rules may be modified, interpreted and enforced, our institutions’ ability to comply with SARA’s requirements and retain eligibility, or the impact that failure to meet the SARA requirements may have on our business.

As more fully described in “Regulatory Environment – State Licensure/Authorization”, APUS and RU are subject to regulations that, among other thing, clarify the required methodology for determining the state in which a student is located for purposes of satisfying state authorization requirements for distance education courses and require an institution to disclose certain information related to whether programs leading to professional licensure meet applicable state requirements, regardless of program modality. Failure to make the disclosures required by these regulations could put us at risk of administrative enforcement action or related litigation, including claims from students related to misrepresentation and other matters. In addition, we cannot predict whether, or to what extent, such disclosure requirements will have an effect on our enrollment processes and results.

The inability of our institutions’ graduates to obtain professional licensure, employment or other outcomes in their chosen fields of study, particularly in nursing, could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

The majority of RU’s graduates, HCN graduates and certain APUS graduates seek professional licensure, employment or other outcomes in their chosen fields following graduation, particularly in nursing. Their success in obtaining these outcomes depends on numerous factors, including: individual merits of the graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association; whether the program meets all state requirements for professional licensure; and the accreditation of the institution and the specific program.

For example and as discussed more fully in “Regulatory Environment – State Authorization/Licensure of Our Institutions,” failure to satisfy NCLEX pass rate requirements imposed by state boards of nursing can result in the state boards of nursing taking certain adverse actions, including placement of a program on provisional approval status or withdrawal of approval pursuant to an adjudication proceeding, and NCLEX exam pass rate requirements could limit our institutions’ ability to expand into new states. HCN’s ADN program has been on provisional approval status since March 2017 due to not meeting OBN’s first-time pass rate standard for four consecutive years. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment. In addition, RU’s ADN programs in Bloomington, Minnesota, in Illinois and in Kansas each experienced 2021 first-time NCLEX pass rates below the applicable state threshold. This was the third consecutive year of below threshold pass rates for the Bloomington program and the second consecutive year for the Illinois and Kansas programs. In February 2022, the Illinois ADN program was placed on probationary status by the Illinois Department of Professional Regulation, or IDPR, as a result of which RU has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. If after two years the pass rate does not satisfy the required standard, the program will be reevaluated by the IDPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. If RU and HCN are unable to improve NCLEX first-time scores over time in relevant locations, this situation could have an adverse impact on our ability to enroll students and eventually our ability to continue the ADN Programs, either of which would have an adverse effect on our results of operations, cash flows, and financial condition.

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

As more fully described in “Regulatory Environment–Student Financing Sources and Related Regulations/Requirements – Department of Education,” APUS, RU and HCN must periodically seek recertification from ED, ED may review our institutions’ eligibility and certification to participate in Title IV programs, or the scope thereof.

If our institutions are unable to successfully maintain certification or obtain recertification to participate in ED’s Title IV programs, they will not be able to participate in TA because the DoD MOU requires an institution to be certified to participate in Title IV programs in order to participate in TA. Loss of participation in Title IV programs and TA would have a material adverse effect on our enrollments, revenue, results of operations, and financial condition.

In addition, also as more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education,” ED must in some cases provisionally certify an institution, which imposes additional conditions on the institution’s receipt of Title IV funds. For example, APUS, RU and HCN are currently provisionally certified with ED. As more fully described in the Risk Factor that begins “RU is currently on provisional certification with the Department of Education...” below, the TPPPA entered into by RU and ED in connection with the RU Acquisition continues growth restrictions that ED imposed as a result of RU’s March 2019 change in ownership, including an enrollment cap on students who participate in Title IV.

In addition, as more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education,” HCN was notified in December 2021 that it had been granted provisional certification until September 30, 2023 because it was subject to an open program review at the time of renewal.

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
ED’s regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs and the sanctions ED may impose if an institution fails to satisfy any of those criteria. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV program funds, timely submission of accurate reports to ED, and various other procedural matters. If an institution fails to satisfy any of the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer the institution from the “advance” system of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” method of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

If one of our institutions is found not to have satisfied ED’s administrative capability requirements, it could be limited in its access to, or lose, Title IV program funding or certain Title IV-related conditions or fines could be imposed, which would adversely affect our enrollment, revenue, results of operations, and financial condition.

A failure to demonstrate “financial responsibility” may result in the loss of eligibility by one of our institutions to participate in Title IV programs or require the posting of an irrevocable letter of credit in order to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED, or post a letter of credit in favor of ED, and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight of its participation in Title IV programs. ED may also apply such measures of financial responsibility to a parent company of an eligible institution and, if such measures are not satisfied by the parent company, require the institution to post a letter of credit in favor of ED, and possibly accept other conditions on its participation in Title IV programs. For our institutions, ED applies its measures of financial responsibility at the level of the parent company, APEI. An obligation to post a letter of credit, or to accept other conditions, such as a change in our system of Title IV payment from ED for purposes of disbursement, could increase our costs of regulatory compliance, or affect our cash flow. As discussed in “Regulatory Environment – Regulatory Actions and Restrictions on Operations – RU Acquisition Regulatory Review,” as of September 30, 2020, RU’s financial ratios failed to meet ED’s standards of financial responsibility. On May 10, 2021, RU posted a letter of credit with ED totaling $23.1 million, which represents 10% of the Title IV program funds received by RU during its most recently completed fiscal year. Additionally, RU is required to make Title IV disbursements to eligible students and parents under HCM1 and provide monthly and bi-weekly financial and enrollment reporting to ED.

The 2019 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection to ED. For more on the financial responsibility provisions of the Borrower Defense Regulations, please refer to “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Borrower Defenses.” If, under the 2019 Borrower Defense Regulations, ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. If one of our institutions is found not to have satisfied ED’s financial responsibility requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, and results of operations. If we, as the parent company of an eligible institution, are found not to have satisfied ED’s financial responsibility measures, all of our institutions could be limited in their access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, results of operations, and financial position.

ED rules related to borrower defense-to-repayment claims and requirements related to dispute resolution may create significant liability that could have a material adverse effect on our business.

Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan under the Direct Loan Program, or a Direct Loan. Under the Borrower Defense Regulations, as more fully described in “Regulatory - Environment - Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs - Borrower Defenses,” ED may initiate a proceeding to collect from an institution the amount of relief resulting from a borrower defense brought by an individual borrower. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, we could be subject to repayment liability to ED that could have a material adverse effect on our financial condition, results of operations, and cash flows.

The 2016 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2017 and before July 1, 2020, prohibit requiring students to initially engage in an institutions’ internal complaint processes, prohibit pre-dispute arbitration agreements, and class action lawsuit waivers, and require notification to ED of arbitration filings and awards, for claims that may form the basis for a borrower defense to repayment. The 2019 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2020, generally remove these prohibitions, but require institutions whose students must enter into pre-dispute arbitration agreements or class action waivers to disclose publicly those requirements, and prohibit requiring a student to participate in arbitration or any internal dispute resolution process prior to filing a borrower defense to repayment application with ED. As a result of these dispute resolution provisions, we could incur claims and expenses that could have a material adverse effect on our business, financial condition, and results of operations.

As more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements,” ED recently completed negotiated rulemaking to address borrower defenses to repayment, among other issues, but has yet to issue related proposed regulations. We cannot predict whether ED’s negotiated rulemaking process to address borrower defenses to repayment will result in regulatory changes that would harm our business.

If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs.
The HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs, as calculated under ED’s regulations. In recent years, Congress has considered various proposals that would modify the 90/10 Rule. In March 2021, ARPA, which modifies the 90/10 Rule to require that a for-profit institution derive not less than 10% of its revenue from sources other than “federal education assistance funds,” was signed into law. ARPA specifies that the modifications shall apply to institutional fiscal years beginning on or after January 1, 2023. An ED final rule to implement the ARPA modifications is not expected to go into effect until July 1, 2023 at the earliest. We cannot predict to what extent ARPA and the final rule will affect us and our institutions. While ARPA does not define “federal education assistance funds,” we expect such definition to be developed by rule and anticipate that ED would seek to include TA and VA education benefits in the scope of the definition. If the rulemaking process results in TA and VA being included in the “90%” side of the ratio, our institutions’ 90/10 Rule percentage will increase, particularly at APUS. Such a rule could also cause other educational institutions to decrease their focus on serving military-affiliated students using TA benefits, and while that could have a positive impact on our enrollments from those students, it could also have an adverse impact on our ability to meet the requirements of the 90/10 Rule. This change, and any resulting actions we take to adjust the operations of our institutions to comply with the rule, could have a material adverse impact on the financial condition and operations of our institutions.

We cannot predict the likelihood that Congress or ED will continue to modify the 90/10 Rule with respect to relevant sources of funds or other aspects of the calculation. For example, in recent years Congress has considered various other proposals that would modify the 90/10 Rule, including proposals to decrease the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions. In addition, at least one state has passed, and other states may in the future pass, their own versions of the 90/10 Rule that include TA and VA education benefits or other sources of funds in the “90%” side of the ratio. To the extent that any additional laws or regulations, including regulations under ARPA, are adopted that limit or condition the participation of for-profit schools or distance education programs in TA or in Title IV programs, or that limit or condition the amount of TA for which for-profit schools or distance education programs are eligible to receive, our financial condition and results of operations could be materially and adversely affected. However, at this time, we cannot predict the impact of the ARPA 90/10 Rule on our business, including because we cannot predict how ED will implement the ARPA 90/10 Rule provision.

For the past three years, RU has derived less than 80% and HCN has derived more than 80% of its total revenue on a cash accounting basis from Title IV programs as calculated under ED’s regulations. If RU and HCN is unable to attract students who do not depend on Title IV program aid, such as students who finance their own education or receive full or partial tuition reimbursement from their employers, or through VA benefits, HCN’s 90/10 Rule percentage may increase.
If any of our institutions fails to satisfy the 90/10 Rule and loses eligibility to participate in Title IV programs, it would also lose the ability to participate in the TA because DoD requires institutions to participate in the Title IV programs in order to participate in TA, and ineligibility of either or both of our institutions to participate in Title IV programs and TA would have a material adverse effect on our enrollments, revenue, results of operations, and cash flows.

Congressional and administrative examination of for-profit institutions has resulted in and could result in further legislative and regulatory changes that may materially and adversely affect our business.

We cannot predict whether ED’s concluded or forthcoming negotiated rulemaking processes will result in regulatory changes that would harm our business. Topics addressed or to be addressed include public service student loan forgiveness programs, mandatory pre-dispute arbitration, and prohibition of class-action lawsuits, ability to benefit provisions, certification procedures for participation in Title IV programs, change of ownership and change in control of institutions of higher education, financial responsibility for institutions of higher education, gainful employment, and standards of administrative capability, among others. These regulatory changes have the potential to materially and adversely affect our financial conditions and results of operations.

In addition, in October 2021, in what it termed a broad-based initiative to deter for-profit college fraud, the Federal Trade Commission, or FTC, issued informational notices to 70 for-profit higher education institutions, including APUS and RU, informing them of certain marketing practices the FTC had previously determined to be deceptive or unfair and therefore unlawful under the FTC Act and thereby documenting that the institutions have knowledge that the FTC has found these marketing practices to be unfair or deceptive. The FTC also announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Federal Student Aid and the Department of Veterans Affairs. Finally, on October 6, 2021, ED announced that it had restored an Office of Enforcement within ED’s Office of Federal Student Aid to strengthen oversight of and enforcement actions against postsecondary institutions that participate in federal student loan, grant, and work-study programs. Any civil penalties or enforcement actions could have a material and adverse effect on our financial condition and results of operations.

A failure by our institutions to comply with the Department of Education’s incentive payment rule could result in sanctions and liability under the False Claims Act.

If one of our institutions pays a bonus, commission, or other incentive payment in violation of the HEA’s prohibition on such payments, commonly referred to as the incentive payment rule, the institution could be subject to sanctions, which could have a material adverse effect on our business. If ED determines that one of our institutions violated the incentive payment rule, it may require the institution to modify its payment arrangements to ED’s satisfaction. ED may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in Title IV programs. ED may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. As described in “Regulatory Environment - Student Financing Sources and Related Regulations/Requirements,” changes in the interpretation of this prohibition may create uncertainty about what constitutes impermissible incentive payments and errors in the implementation of our compensation programs and arrangements may also lead to impermissible payments. Ambiguities as to how the incentive payment rule is interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may negatively affect our ability to recruit, retain, and motivate employees.

The DoD MOU requires that institutions participating in TA have policies in place that are compliant with regulations issued by ED related to restrictions on incentive payments. In addition, the Johnny Isakson and David P. Roe, M.D. Veterans Health Care and Benefits Improvement Act of 2020 bans incentive payments based on success in securing enrollments or financial aid with regard to VA benefits.

In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of the federal government under the federal False Claims Act alleging violation of the incentive payment rule. Such suits may prompt ED investigations, and the federal government may determine to intervene in the lawsuits. Particularly in light of the uncertainty surrounding interpretation of the incentive payment rule, the existence of, the costs of responding to, and the outcome of, such suits or ED investigations could have a material adverse effect on our reputation causing our enrollments to decline, could cause us to incur costs that are material to our business, and could impact the ability of our institutions to participate in Title IV programs, among other things. As a result, our business could be materially and adversely affected.

Our institutions may lose eligibility to participate in Title IV programs if their student loan default rates are too high, and our future growth could be impaired as a result.

As described more fully under “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements,” to remain eligible to participate in Title IV programs, an educational institution’s federal student loan cohort default rates must remain below certain specified levels. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Educational institutions will lose eligibility to participate in Title IV programs if their cohort default rate exceeds 40% for any given year or is equal to or greater than 30% for three consecutive years.

Government policies to minimize the adverse economic impact of the COVID-19 pandemic may artificially lower our institutions’ cohort default rates, which nevertheless may be higher than otherwise expected as a result of the pandemic. Congress and ED have implemented a temporary freeze on student loan payments and interest accruals until at least May 1, 2022, which means borrowers may be less likely to default on their loans and our institutions’ cohort default rates may be lower not because borrowers are making timely repayments but because the government is allowing them not to make payments. At the same time, borrowers may face economic constraints as a result of the pandemic, which may lead to an increase in defaults and therefore an increase in our institutions’ cohort default rates upon expiration of the forbearance period.

If one of our institutions is required to develop a formal default prevention plan, it may increase our administrative costs, which would adversely impact our results of operations. In addition, if Congress or ED restricts permitted types of default prevention assistance, the default rates of our former students may be negatively impacted. Congress could also increase the measuring period, which could negatively impact our default rates. In the past, members of Congress have also introduced proposed legislation that would assess institutions a share of the costs associated with default of student loans by students who were enrolled in the institutions’ education programs and would tie an institution’s obligation to make such “risk-sharing” payments to the institution’s eligibility to participate in the Title IV programs. If one of our institutions loses its eligibility to participate in Title IV programs because of high student loan default rates, students would no longer be eligible to use Title IV program funds at that institution, which would significantly reduce that institution’s enrollments and revenue and have a material adverse effect on our results of operations.

We rely on third parties to administer elements of APUS’ and HCN’s participation in Title IV programs and their failure to perform services as agreed or to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

ED’s regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to ED for any violation by the servicer of any Title IV provision. If any third-party servicer that we have engaged does not comply with applicable statutes and regulations, our institutions may be liable for its actions, and our institutions could lose eligibility to participate in Title IV programs. The failure of one of our third-party servicers to perform the services as agreed may adversely impact our ability to operate, our eligibility to participate in Title IV programs, and our financial condition. Further, in the event that our institutions transition to or from a third-party servicer for any of its services, there would be costs and risks related to the transition, which could have a material adverse effect on our financial condition.

Our institutions will be subject to sanctions that could be material to our results and damage our reputation if the Department of Education determines that our institutions failed to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.

As more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements,” an institution participating in Title IV programs must calculate unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must timely return those funds. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual Title IV compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit.

Our institutions’ failure to comply with ED’s substantial misrepresentation rules could result in material sanctions.

ED may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges, or the employability of its graduates. If ED determines that an institution has engaged in substantial misrepresentation, ED may: (i) if the institution is provisionally certified, as our institutions currently are, revoke an institution’s program participation agreement or impose limitations on its participation in Title IV programs; (ii) deny participation applications made on behalf of the institution; or (iii) initiate a proceeding against the institution to fine the institution or to limit, suspend, or terminate the institution’s participation in Title IV programs. If administrative actions or litigation claiming substantial misrepresentation were brought against our institutions, we could incur legal costs related to their investigation and defense, which could materially and adversely impact our financial condition.

Failure to comply with the Clery Act as implemented by ED could result in sanctions.

Our institutions must comply with certain campus safety and security reporting requirements as well as other requirements in the Clery Act. The Clery Act requires an institution to report to ED and disclose in an annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred within the institution’s so-called “Clery geography.” Our institutions each publish an annual security report as required by the Clery Act, and their failure to comply with the Clery Act requirements or regulations promulgated by ED could result in our institutions being fined or having their eligibility to participate in Title IV programs limited, suspended, or terminated, could lead to litigation, or could harm our institutions’ reputation, each of which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.

Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.

Our institutions make certain course content available to students through personal computers, mobile devices and other technological devices. The curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including ED and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities, including via specific technical standards. For example, as discussed further in “Regulatory Environment – Department of Education – Regulation of Title IV Financial Aid Programs – Accessibility for Students and Disabilities,” ED’s Office of Civil Rights has in recent years taken enforcement action against higher education institutions in connection with the inaccessibility of their websites and online learning management platforms to persons with a disability.

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
Our institutions are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of noncompliance, enforcement proceedings, and lawsuits by government agencies, regulatory agencies, students, employees, and third parties, including claims brought by third parties on behalf of the federal government. For example, ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and the ED OIG regularly conducts audits and investigations of such institutions. RU and HCN are currently subject to ongoing Title IV program reviews. In addition, the Federal Trade Commission has investigated and, in some cases, brought lawsuits against for-profit institutions alleging that the institutions engaged in deceptive trade practices, and the Consumer Financial Protection Bureau has sued for-profit institutions for engaging in allegedly illegal predatory lending practices.

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

In January 2022, HCN received from ED the program review report from a review that had been pending since June 2017, when ED requested information and conducted an on-site visit for two HCN locations. ED subsequently requested additional information. The review included findings of a failure to prorate fees, return of Title IV funds calculations that were not properly computed, untimely and inaccurate reporting to the National Student Loan Data System, incomplete verification, and cost of attendance formulation deficiencies. HCN is required to do a full file review in connection with the return of Title IV funds finding, must have the review tested by an independent auditor, and must prepare policies and procedures and take other actions in connection with the findings, with a response due by April 8, 2022. ED will review the response and then issue a final program review determination letter specifying any liabilities. At this time, we cannot predict whether ED will impose any liability or limitations on HCN as a result of the review.

Investigations by state Attorneys General, Congress, and governmental agencies may result in increased regulatory burdens and costs.
We and other for-profit postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State attorneys general have increasingly focused on allegations of improper recruiting, compensation, and deceptive marketing practices, among other issues. States may also have consumer disclosure laws, including laws specifically applicable to for-profit institutions, and a state attorney general may take the position that any such laws apply to institutions that offer wholly online education to students in the state. In recent years, a number of state attorneys general launched investigations into for-profit postsecondary education institutions. For example, in August 2018, we resolved an investigation by the Attorney General of Massachusetts of alleged unfair or deceptive acts or practices by AMU pursuant to which, and without any finding or admission of wrongdoing on APUS’s part, APUS paid $270,000 and agreed to otherwise comply with applicable Massachusetts regulations. Other state attorneys general may also initiate inquiries into us or our institutions. Actions by state attorneys general and other governmental agencies, such as the recently restored Office of Enforcement within ED’s Office of Federal Student Aid, whether or not involving us or our institutions, could damage our reputation and the reputation of our institutions and limit the ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.
Regulatory investigations and civil litigation brought against other for-profit education institutions have attracted adverse media and social media coverage, have been the subject of federal and state legislative hearings, and have in some cases resulted in legislation or rulemaking. In some cases, institutions have ceased operations, including while under multiple government investigations. Broader allegations against the overall for-profit school sector have negatively affected public perceptions of for-profit education institutions, including our institutions, and this trend could continue or broaden. In addition, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress, and governmental agencies have led to adverse media and social media coverage of postsecondary and for-profit education. Adverse media or social media coverage regarding others in our industry, or regarding us or our institutions directly, could damage our reputation, could result in lower enrollments at our institutions, lower revenue and increased expenses, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, state attorneys general, or other governmental authorities with respect to all for-profit institutions, including us and our institutions. For these reasons or others, not-for-profit or public education institutions may act to differentiate themselves from the for-profit education institutions, including by choosing not to enter into collaborations with for-profit institutions, including us, or by excluding for-profit institutions from membership in industry groups. Similarly, some corporations may choose not to collaborate with for-profit providers such as us for programs for their employees or for other training purposes. For example, when Walmart announced that it will not be renewing its partnership agreement with APUS, it announced a new program that only involved not-for-profit institutions.

If we undergo a change in ownership or control, the Department of Education will place our institutions on provisional certification to the extent they are not already on provisional status, and the terms of that provisional certification could limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, our revenue, and results of operations.

As described more fully under “Regulatory Environment – Regulatory Actions and Restrictions on Operations,” an institution whose parent undergoes a change in ownership resulting in a change of control loses its eligibility to participate in

Title IV programs and must apply to ED in order to reestablish such eligibility. Future transactions could constitute a change in ownership or control under ED’s regulations and could cause ED to leave provisional certification in place for our institutions as required by the HEA. The conditions of provisional certification or heightened scrutiny by ED could impact, among other things, our institutions’ ability to add educational programs, or additional locations, our ability to acquire other institutions, or our ability to make other significant changes. For example, as described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures,” ED imposed growth restrictions on RU in connection with RU’s 2019 change in ownership and continued those restrictions after the RU Acquisition as part of RU’s temporary provisional certification. In addition, if ED were to determine that our institutions were unable to meet their responsibilities while they were provisionally certified, as our institutions currently are, ED could seek to revoke our institutions’ certification to participate in Title IV programs with fewer due process protections than if they were fully certified. Limitations on our institutions’ operations could, and the loss of our institutions’ certification to participate in Title IV programs would, adversely affect our institutions’ enrollments, and our revenue and results of operations. See also the Risk Factor that begins “RU is currently on provisional certification with the Department of Education...” below.

If regulators do not approve or delay their approval of transactions involving a change of control of our Company or of institutions that we own or acquire, our and our institutions’ ability to operate could be impaired.
If we or one of our institutions experiences a change of ownership or control under the standards of applicable state regulatory bodies, accrediting agencies, ED, or other regulators, we or the institution governed by such agencies must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock, significant changes in the composition of an institution’s Board of Directors, internal restructurings, acquisitions of institutions including the RU Acquisition, or certain other transactions. Some of these transactions or events may be beyond our control. Our or our institutions’ failure to obtain, or a delay in receiving, approval of any change of control from the relevant regulatory agencies following a transaction involving a change of ownership or control could result in a suspension of operating authority, loss of accreditation, or suspension, loss of ability to participate in Title IV programs or certain growth restrictions including with respect to adding locations and programs, which could have a material adverse effect on our institutions and our financial condition. Our failure to obtain, or a delay in receiving, approval of any change of control from other states in which we are currently licensed or authorized could require our institutions to suspend activities in that state or otherwise impair our institutions’ operations. The potential adverse effects of a change of control could influence, among other things, future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of our common stock. Growth restrictions that ED could impose as a result of change in ownership are more fully described in “Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “—Student Financing Sources and Related Regulations/Requirements.”

RU is currently on provisional certification with the Department of Education, including because of the recent RU Acquisition, and the terms of that provisional certification could limit its potential for growth.
In July 2021, ED notified RU that in connection with its March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, including limitations on new programs and locations a cap on enrollments by students that participate in Title IV programs. Additionally, ED required RU to submit periodic financial and enrollment reports, a requirement that it had imposed on RU in connection with a financial responsibility letter of credit previously imposed on RU. Please refer to the Risk Factor with the caption that begins “A failure to demonstrate ‘financial responsibility’ may result in the loss of eligibility...”. On September 9, 2021, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective as of October 14, 2021, that allows RU to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. The TPPPA continues the growth restrictions that ED imposed as a result of the March 2019 change in ownership, including the same enrollment cap, with certain qualifications more fully described in “Regulatory Environment – Regulatory Actions and Restrictions on Operations.” These growth restrictions could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current education or market needs by providing new or changed programs. The growth restrictions could also have an adverse effect on our ability to grow revenue or meet investors’ and financial analysts’ expectations for financial performance.

Certain contingents of Congress continue to examine the for-profit postsecondary education sector, which could result in targeted legislation, heightened oversight, or additional Department of Education rulemaking that may limit or condition Title IV program participation of for-profit schools in a manner that may materially and adversely affect our business.

Certain contingents of Congress continue to examine institutions like ours. This examination has resulted in the introduction of various pieces of legislation, the holding of several hearings by various Congressional committees, and Congressional investigations and inquiries. We have previously incurred significant legal and other costs to respond to Congressional inquiries and could incur significant legal and other costs to respond to any future inquiries. We cannot predict the extent to which, or whether, Congress may refocus on for-profit education institutions, but Democrats, who gained control of both houses of Congress as a result of the 2020 U.S. federal elections, tend to support more regulation of and restrictions on for-profit institutions. We also cannot predict the extent to which, or whether, any hearings or investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions, or common law causes of action.

Congress has in the past changed, and may in the future change, eligibility standards and funding levels for federal student financial aid programs, DoD tuition assistance, and other programs. Other governmental or regulatory bodies may also change similar laws or regulations relating to such programs, which could adversely affect our student population, revenue, and financial condition.
Title IV programs are made available pursuant to the provisions of the HEA, and the HEA comes up for reauthorization by Congress approximately every five to six years. In the recent past, Congress has passed short-term non-substantive extensions of the HEA pending comprehensive reauthorization legislation. Further, when Congress does not act on comprehensive reauthorization through a single piece of legislation, it may act through multiple pieces of legislation. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. The previous Congress considered comprehensive legislation to reauthorize the HEA, and Congress is expected to consider such legislation again in the future. We cannot predict whether, in what form, or when, the two houses of Congress will reauthorize the HEA or whether, or when, the President will sign reauthorization legislation. Amendments to the HEA could occur as part of reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations. Additionally, Congress determines the funding level for each Title IV program on an annual basis.

Future Congressional action, including in reauthorizations or appropriations acts, may result in legislative changes that could adversely affect the ability of our institutions to participate in Title IV programs, TA, and the availability of such funding sources for our students. Members of Congress frequently propose legislation to alter or amend the terms under which our institutions participate in the federal student financial aid programs. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our institutions or students to participate in these programs could materially harm our institutions’ business. A reduction in government funding levels could lead to lower enrollments at our institutions and require our institutions to arrange for alternative sources of financial aid for their students. Lower student enrollments at our institutions or their students’ inability to arrange alternative sources of funding could adversely affect our financial condition. Congressional action may also require our institutions to modify their practices in ways that could result in increased administrative and regulatory expenses.

We are not in a position to predict whether any particular legislation that could adversely affect the for-profit education sector will be passed by Congress or signed into law in the future, but Democrats, who tend to support more regulation of and restrictions on for-profit institutions, gained control of the executive branch and both houses of Congress as a result of the 2020 U.S. federal elections. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institutions and adversely affect our revenue and results of operations.

Risks Related to Our Business
As part of our business strategy, we have entered into, and may enter into or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention.
In addition to the RU Acquisition and our acquisition of GSUSA, we may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including:

•difficulties consolidating operations and integrating financial, information technology and other systems, as well as the inability to maintain uniform standards, controls, policies and procedures;
•distraction of management’s attention from normal business operations during the acquisition and integration processes;
•inability to obtain, or delay in obtaining, approval of the acquisition from the necessary regulatory agencies, or the imposition of operating restrictions or a letter of credit requirement on us or on the acquired institution such as in the case of the RU Acquisition;

•challenges relating to conforming non-compliant financial reporting procedures to those required of a subsidiary of a U.S. reporting company, including procedures required by the Sarbanes-Oxley Act;
•expenses associated with the integration efforts; and
•unidentified issues not discovered in the due diligence process, including legal and regulatory contingencies.

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

The RU Acquisition was, and our acquisition of any other educational institution would also likely be, considered a change in ownership and control of the acquired institution under applicable regulatory standards. For such an acquisition, we may need approval from ED, applicable state agencies and accrediting agencies, and possibly other regulatory bodies, a number of which can only be requested after completion of the acquisition. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are not successful in completing acquisitions, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could result in dilutive issuances of securities or could require use of substantial portions of our available cash, as in the HCN acquisition and the RU Acquisition, or issuances of debt, as in connection with the RU Acquisition, which could adversely affect our financial condition.

Integrating our business with RU’s business may be more difficult, costly or time-consuming than expected, and we may not realize the expected benefits of the Rasmussen Acquisition, which may adversely affect our business results.

If we experience greater than anticipated costs to integrate or are not able to successfully integrate RU into our existing operations, we may not be able to achieve the anticipated benefits of the RU Acquisition, including cost savings and other synergies and growth opportunities. Even if the integration of RU’s business is successful, we may not realize all of the anticipated benefits of the RU Acquisition during the anticipated time frame, or at all. For example, events outside our control, such as changes in regulation and laws, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from this acquisition. In addition, RU was previously a privately held company and was not required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of RU’s financial and disclosure controls and procedures.

An inability to realize the full extent of the anticipated benefits of the RU Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our revenue, level of expenses, and operating results, which may adversely affect the value of our common stock after the completion of the RU Acquisition. In addition, it is possible that the integration process could result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with students, faculty and other employees or to achieve the anticipated benefits of the RU Acquisition. Integration efforts also may divert management attention and resources.

We have incurred substantial indebtedness under our credit agreement the cost of servicing that debt could adversely affect our business and financial results, and we may not be able in the future to service that debt.

Our ability to make scheduled payments on or to refinance our obligations under the credit agreement will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. The indebtedness we incurred in connection with the RU Acquisition requires us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. There can be no assurance that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our business and financial condition would be materially harmed.

Our business could be harmed if our institutions experience a disruption in their ability to process Title IV financial aid.
We collected a substantial portion of our fiscal year 2021 consolidated revenue from receipt of Title IV financial aid program funds. Any processing disruptions by ED, by our institutions, or by third-party service providers may impact the ability of our institutions’ students to obtain Title IV financial aid on a timely basis. If our institutions experience a disruption in their ability to process Title IV financial aid, either because of administrative challenges on their part or the part of their vendors, or the inability of ED to process Title IV funds on a timely basis, it could have a material adverse effect on our institutions’ business and on our financial condition, results of operations, and cash flows. If our institutions experience a disruption in their ability to process Title IV financial aid because of administrative challenges on their part or the part of their vendors, ED could require that our institutions become subject to payment methods for Title IV programs that are not the advance payment system, which could have a material adverse effect on our institutions’ cash flows.
Efforts to diversify our business outside of the traditional areas served by our institutions may provide strategic and operational challenges that we are not prepared or able to address.
We intend to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. As we seek opportunities to expand our business and serve markets beyond those traditionally served by our institutions, we may encounter strategic and operational challenges different from those within our existing institutions. We or our institutions may have limited experience operating in new businesses and markets or new modes of teaching and may need to modify systems and strategies or enter into arrangements with other institutions and organizations. For example, GSUSA is one of the largest providers of training to the federal government workforce, a market in which we have limited experience, and its contracts are governed by the Federal Acquisition Regulation, a regulatory framework with which we have limited experience. The Federal Acquisition Regulation creates compliance risk, affects how GSUSA interacts and does business with its federal government clients, including by providing government agencies with rights not typically found in commercial contracts, and may impose added costs on GSUSA’s business. In addition, our systems and infrastructure may not be able to respond quickly enough to support new business opportunities, or we may not otherwise be able to address the strategic or operational differences of or compliance challenges associated with these new opportunities. If we are unable to successfully capitalize on new opportunities, the value of our common stock may decline over time, including because of the challenges of growing our core business under our current model.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms.
We may need additional capital in the future for various reasons, including to finance business acquisitions, as we did with the RU Acquisition, or investments in technology or to achieve growth or fund other business initiatives, but there is no assurance that capital will be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise capital may have rights, preferences, or privileges senior to those of existing stockholders. If adequate capital is not available or is not available on acceptable terms, our and our institutions’ ability to expand, develop or enhance services or products, or respond to competitive pressures, will be limited.

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

Our business has been and may in the future be adversely affected by a general economic slowdown or recession in the U.S. or abroad, including the impact of COVID-19. Our institutions derive a significant portion of their revenue from Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not government subsidized. Historically low interest rates have created a favorable borrowing environment for students. However, our students may have to pay higher interest rates on their Title IV program loans and private loans as a result of recent and expected future interest rate increases. Increases in applicable interest rates could result in a corresponding increase in educational costs to our existing and prospective students, which could result in a reduction in our enrollment. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some Title IV programs, which could adversely impact our operations and financial condition.

Adverse economic developments, such as those resulting from the COVID-19 pandemic, that affect the United States could also result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, could result in declines in our success with placements and persistence. In addition, adverse economic developments could adversely affect the ability or willingness of our former students to repay student loans, which could increase our institutions’ student loan cohort default rates and require increased time, attention, and resources to manage these defaults. Our institutions’ students are able to borrow Title IV loans in excess of their tuition and fees. The excess is received by such students as a credit balance refund. However, if a student withdraws, our institutions must return any unearned Title IV funds (which may include a portion of the credit balance refund) and must seek to collect from the student any resulting amounts owed to the institution. A protracted economic slowdown could negatively impact such students’ abilities to satisfy debts to the institution, including debts that result from returns of unearned Title IV amounts. As a result, the amount of Title IV funds we would have to return without repayment from our institutions’ students could increase, and our financial results could suffer.

We may not be able to successfully manage and limit our exposure to bad debt.
We experienced increases in bad debt in our HCN segment for the years ended December 31, 2019, 2020 and 2021. We have also had periods at APUS where we have experienced increases in our bad debt expense, and there is no assurance that bad debt expense will not increase at APUS again in the future or at RU. There is no assurance that we will be able to limit our exposure to bad debt or that steps we take to limit bad debt will be effective. Bad debt increases at our institutions could have a material adverse effect on our financial condition, cash flows, and results of operations.

We rely on third-party vendors whose service may be of lower quality than ours, whose responsiveness may be less timely than ours, and whose compliance practices may increase our operational and compliance risk.
We rely on third-party vendors to provide certain services to our institutions and their students primarily related to information technology services, our learning management system, and financial aid processing, and expect to rely more heavily on such vendors, particularly through cloud computing services, in the future. While we monitor and assess vendor service, it is possible that the quality of service and the timeliness of vendor responses may be less than the service and responsiveness that we or our institutions would provide. Third-party vendors may lack adequate business continuity planning. Using third-party vendors increases compliance risk that the vendors may not adequately protect personal information, or that they may not comply with applicable federal or state regulations. Further, transitioning from existing vendors or from in-house processes to new providers or from third-party providers to in-house processes or vice versa, such as the replacement of our learning management system with a commercial cloud-based system in 2020, involves inherent risks, including the risk of significant disruptions of integral processes. In the event third-party vendors fail to provide services, lack adequate continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected.

If our institutions fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institutions may lose the ability to participate in Title IV programs or Department of Defense tuition assistance programs, or have participation in these programs conditioned or limited.
Our institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. We cannot be certain that our institutions’ systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes, or that we will be able to expand such systems and processes at a pace consistent with the changing nature of these fraud schemes. Our institutions, in particular APUS, have been the target of fraudulent and abusive activity, including related to Title IV program funds. We believe the risk of outside parties attempting to perpetrate fraud in connection with the award and disbursement of Title IV program funds at APUS, including as a result of identity theft, is heightened due to its being an exclusively online education provider and its relatively low tuition.
ED requires institutions that participate in Title IV programs to refer to the ED OIG credible information about fraud or other illegal conduct involving Title IV programs, and in the past our institutions have referred to the OIG information with respect to potential fraud by applicants and students. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, ED may find that our institutions do not satisfy ED’s administrative capability requirements, which could have the adverse effects described in the Risk Factor captioned “A failure to demonstrate “administrative capability” may result in the loss of eligibility to participate in Title IV programs.” In addition, our institutions’ ability to participate in Title IV programs and TA is conditioned on maintaining accreditation by an accrediting agency that is recognized by ED. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs, like APUS’s programs, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs, TA, or both.

If we are unable to attract, retain, and develop skilled personnel, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

We must attract, retain, and develop diverse and highly qualified management, faculty, administrators, and other skilled personnel to our institutions. As we continue to grow our business, make acquisitions, and expand our geographic scope, we need to ensure effective succession for key executive and employee roles in order to meet the growth, development, and profitability goals of our business. Hiring competition is intense, especially for faculty in specialized areas and qualified executives. While we continue to work to strengthen our management team and to attract and retain high-caliber talent, including through various human resources programs and what we believe are competitive market compensation and benefit practices, our efforts may not be successful. For example, due to COVID-19 there has been an increase in demand for nursing professionals, which we believe has impacted our ability to recruit and retain qualified nursing faculty at RU and HCN. We also believe that current job market dynamics, where the monthly percentage of non-farm workers in the United States who quit their jobs broke multiple all-time U.S. records in 2021 in what is being referred to as the “Great Resignation”, and current low unemployment, has further increased the challenge of employee retention more broadly. Overall, turnover of our employees during 2021 was approximately 6% to 10% higher than turnover in 2020, depending on segment.

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

Our success depends on the contributions of our approximately 5,800 employees.

Our performance largely depends on the talents, experience, and efforts of our employees, and we believe that fostering a culture and practice of innovation, quality, communication, cooperation, honesty, and respect is important to attracting and retaining high caliber talent. In addition, our strategic initiatives require our management, faculty, staff, and skilled personnel to adapt and learn new skills and capabilities. Our failure to develop and maintain a positive culture and strong employee morale or to continue fostering the growth and development of our personnel, including through the use of staff performance evaluation systems and processes, particularly if the use of those systems and processes is unreliable or inconsistent, could have a material adverse effect on our business and results of operations.

We rely on key personnel to lead with integrity. To the extent our leaders behave in a manner that is not consistent with our values, we could experience significant impact to our brand and reputation, as well as to our culture. Hiring and retention may also depend on our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive.

We also must manage leadership development and succession planning throughout our business. We have had a number of other executive officers retire or otherwise depart our Company over the last several years and we continually evaluate our leadership structure. While we have employment agreements with our Chief Executive Officer, our Chief Financial Officer, and our Chief Technology Officer, we do not have employment agreements with other executives or personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the transfer of critical knowledge. While we have processes in place for management transition and the transfer of knowledge, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel, or transfer knowledge, could significantly impact our business and results of operations.

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

We cannot ensure that we will realize any strategic benefits from these investments in the near-term or at all. To the extent that the strategic benefits of any investment are not timely realized, or the investment otherwise underperforms, we may wish to dispose of the investment. Because our interests in entities are highly illiquid and not traded in any public market, we may not be able to timely dispose of these interests or may have to sell at less than our carrying value, as we did in 2021 with our interest in Second Avenue Software. Further, should the value of these investments become impaired, we may be required to, and in the past have been required to, reduce the carrying value of these investments.

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
We rely on dividends, distributions and other payments, advances, and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments and generate all of our operating income through our subsidiaries. As a result, we rely on dividends and other payments or distributions from our operating subsidiaries to meet our obligations and to fund acquisitions and investments. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to us depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements such as obligations to maintain certain restricted cash or post letters of credit, financial performance, accreditation requirements, agreements entered into by those operating subsidiaries, and the covenants of any future obligations that we or our subsidiaries may incur. For example, due to financial performance, HCN did not pay a dividend to APEI in 2019 or 2020.
Legal proceedings, particularly class action lawsuits, may require human and financial resources, distract our management, and negatively affect our reputation and operating results.
From time to time, we and our institutions have been and may be involved in various legal proceedings. In recent years, we have observed an increase in litigation brought against for-profit schools, including class actions brought by students and prospective students based on alleged misrepresentations about a school’s programs, an increase in “qui tam” lawsuits, and investigations by state attorneys general into for-profit postsecondary education institutions, which are described above under the heading “Risks Related to the Regulation of Our Industry.” The significant human and financial resources required to investigate and respond to claims brought in any future litigation may distract management’s attention from operating our business or lead to larger payments or liabilities, including adverse regulatory action, and, as a result, negatively affect our operating results.

Risks Related to Our Technology Infrastructure

We need to continue to expend time, money and resources into our institutions’ information technology, which may place a strain on our capacity that could adversely affect our systems, controls, and operating efficiency, and those of our institutions.

We need to invest capital, time, and resources to update our institutions’ information technology, including our student-facing systems, in response to competitive pressures in the marketplace, including data analytics, artificial intelligence, interactive and immersive user and learning experience technologies such as those that leverage virtual and augmented reality, multi-channel customer engagement, and robotic process automation, to update or replace older systems, and to enhance functionality. We incurred approximately $5.6 million and $6.0 million during 2020 and 2021, respectively, as part of an overall information technology transformation program. We expect to make similar expenditures in future years. We will also have to make investments to integrate the technology systems of RU and GSUSA and likely any other business we may acquire in the future. Our efforts to improve our information technology systems may not be successful, may cost more than expected, may increase our level of spending, not all of which can be capitalized, or may otherwise adversely affect our financial condition, particularly. We may also be unable to address all of the initiatives that we would like to pursue or find that the number of projects we are working on impacts our ability to adequately address critical areas. As a result of unsuccessful development efforts, or as a result of replacing outdated technology, software or other technology related assets, we have in the past had and may in the future have assets that become impaired. We will continue to evaluate our Partnership At a DistanceTM, or PAD, at APUS, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system, as well.

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

The performance and reliability of our and our institutions’ networks and technology infrastructure, including those of third parties systems we use or rely on, is critical to our institutions’ reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could interrupt our or our institutions’ ability to operate and could result in the unavailability of our online classrooms, preventing students from accessing their courses and adversely affecting our results of operations. In addition, our institutions’ technology infrastructure, and the technology infrastructure of our third-party vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber-attacks, terrorist activities, and telecommunications failures.

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

RU relies on Collegis for a variety of outsourced information technology functions, including data center, learning management system, user support, and network and voice services, in addition to the marketing services that Collegis provides. The contract with Collegis for managed IT services expires in September 2024, may be renewed only by mutual consent, and we are only able to terminate it in advance of expiration under limited circumstances. There is no assurance that we will be able to renew our contract with Collegis or other vendors with whom we have contracts that expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us.

We also use third-party services such as cloud computing and software-as-a-service for certain aspects of our operations and are reliant on the capabilities of vendors for such functions. We migrated to a cloud-based learning management system for APUS and expect to increasingly rely on cloud computing and software-as-a-service providers for our information technology operations in the future, such as through the continued implementation of a cloud-based customer relationship management system. Our learning management system upgrade was completed in early 2021 and the first phases of our customer relationship management system upgrade were completed in January 2022.

Vendors, such as Collegis, and our cloud computing service providers may take actions beyond our control that could adversely affect our access to the providers’ services, including discontinuing or limiting our access to their platforms or modifying or interpreting their terms of service or other policies in a manner that impacts our ability to run our business and operations. In addition, any transition of third-party services, whether to another vendor or directly to us or our institutions, could be difficult to implement and cause us to incur significant time and expense. Any significant downtime or other interruption or disruption of these services could adversely impact our operations and our business.

Any significant interruption in the operation of our institutions’ data centers or server rooms or those of our vendors could cause a loss of data. Even with redundancy, a significant interruption in the operation of these facilities or the loss of institutional and operational data due to a natural disaster, fire, power interruption, act of terrorism, or another unanticipated catastrophic event, including as a result of climate change, may not be preventable. Any significant interruption in the operation of these facilities, including an interruption caused by the failure to successfully expand or upgrade systems, or to manage transitions and implementations, could reduce the ability to manage network and technological infrastructure, which could adversely affect our institutions’ operations and reputations. Additionally, our institutions do not necessarily control the operation of the facilities hosting our technology infrastructure and may be required to rely on other parties to provide physical security, facilities management, and communications infrastructure services. If any third-party vendors encounter financial difficulty such as bankruptcy or other events beyond our control that causes them to fail to adequately secure and maintain their facilities or provide necessary connectivity or capacity, our institutions and their students may experience interruptions in service or the loss or theft of important data, which could adversely affect our financial condition.

Data security breaches and cyber-attacks could compromise sensitive information, including personal information, and cause system disruptions and significant damage to our business and reputation.

We process and maintain on our network systems certain information that is confidential, proprietary, personal (such as social security numbers, tax return information, personal and family financial data and student academic records, and including information about students, their families, employees, and contractors), or otherwise sensitive, including financial and confidential business information. Our computer networks, and the networks of our third-party vendors, may be vulnerable to unauthorized access by computer hackers, phishing, ransomware, computer viruses, denial of service attacks, malicious social engineering and other security attacks or security problems, including vulnerabilities in software and software code. An individual or group that circumvents security measures could misappropriate confidential, proprietary, or personal information or cause interruptions or malfunctions in operations. In addition, errors in the storage, use, or transmission of personal information, errors with our systems or networks, or intentional or unintentional misuse or loss of personal information could result in a breach of student or employee privacy. Our systems and the systems maintained by our third-party providers have been subject to attempts to gain unauthorized access, breaches and other system disruptions and these and similar incidents could happen again. It may be difficult to anticipate or to detect immediately such incidents, the scope of such incidents and the damage caused thereby, and we may not yet be aware of, or know the scope of and damage caused by, prior incidents. If we or third parties with access to our systems, or to confidential, proprietary, or personal information experience security breaches in the future or we learn of a past breach that we or third parties have experienced, we may be required to expend significant resources to investigate, remediate, or disclose these security breaches or to address resulting regulatory investigations or litigation. Such breaches could result in the impositions of penalties, disruption to our operations, and damage to our reputation. Our increased use and reliance on cloud computing could expose us to additional risks. While our contractual arrangements with third-party providers such as cloud computing vendors provide for the protection of information, we cannot control these vendors or their systems and cannot guarantee that a data security or privacy breach of their systems will not occur in the future.

We use external vendors to perform security assessments on a periodic basis to review and assess our information security. We utilize this information to audit ourselves to monitor the security of our technology infrastructure and to assess whether and how to prioritize the allocation of scarce resources to protect data and systems. However, we cannot ensure that these security assessments and audits will identify or appropriately categorize relevant risks or result in the protection of our computer networks against security breaches. Similarly, although we require our third-party vendors contractually to maintain a level of security that is acceptable to us and work closely with vendors to address potential and actual security concerns and attacks, we cannot ensure that they will protect confidential, proprietary, or personal information on their systems. Breaches at third-party vendors may also affect our systems. System disruptions and security breaches to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructures and systems of third parties could have an adverse effect on our financial condition.

We face an ever-increasing number of threats to our computer networks and systems, including unauthorized activity and access, malicious penetration, system viruses, ransomware, phishing, other malicious code and vulnerabilities in software and software code and cyber-attacks, including individual or organized cyber-attacks. Any of these threats could breach our security and disrupt our systems. These risks increase when we make changes to our information technology systems or implement new ones. Our size makes us a prominent target for hacking and other cyber-attacks within the education industry. From time to time we experience security events and incidents, and these reflect an increasing level of sophistication, organization, and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats and may subsequently be deemed to have been inadequate by regulators or courts. The lack of prescriptive measures in data security and cybersecurity laws could contribute to any such regulator or court findings. An organization or individual who circumvents computer system security measures could misappropriate confidential, proprietary or personal information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of or alleviate problems caused by these system disruptions and security breaches. Any of these events could have a material adverse effect on our business and financial condition. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.

Failure to comply with privacy laws or regulations could have an adverse effect on our business.
Various federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of student and consumer data. These laws could be applied in a manner that results in costs, the imposition of fines and operational conditions on our business. For example, if an institution fails to comply with FERPA, ED may require corrective actions by the institution or may terminate an institution’s eligibility to participate in Title IV programs. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. In addition, this area of the law and interpretations of applicable laws and regulations differ and are evolving. State and federal legislatures in the U.S. and countries globally have been enacting and considering new legislation. These evolving laws and interpretations are difficult to predict and could impact our business, including by increasing compliance costs, by for example, restricting use or sharing of consumer data, including for marketing or advertising. The CCPA and related regulations is an example of a U.S. state law that imposes disclosure obligations on businesses for individuals’ personal information and affords those individuals rights relating to their personal information that may affect our ability to use personal information. The CCPA provides for penalties and includes a private right to action for certain data breaches. The CCPA is being replaced by the CPRA, which is even more expansive, in 2023. Other new state privacy laws taking effect in 2023 include laws in Colorado and Virginia. In addition, our institutions may be subject to the GDPR, which has extensive requirements relevant to businesses handling personal information about individuals in the EU. These laws’ applicability to us could result in substantial compliance costs or liabilities. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation. Claims of failure to comply with our institutions’ privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our institutions’ reputation and could have an adverse effect on our financial condition. The enactment of additional privacy and data security laws or amendments to existing laws could result in significant costs and require us to change some of our business practices.

Risks Related to Owning our Common Stock
The price of our common stock may be volatile, and as a result returns on an investment in our common stock may be volatile.
    Trading in our common stock has historically been limited and, at times, volatile. An active trading market for our common stock may not be sustained, and the trading price of our common stock may fluctuate substantially. The price of our common stock may fluctuate as a result of some or all of the following:

•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of comparable companies;
•actual or anticipated changes in our earnings, our institutions’ net course registrations or enrollments, or fluctuations in our operating results;
•our ability to meet or exceed, or changes in, the expectations of securities analysts, or the extent or accuracy of analyst coverage of our company;
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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and monetary damages and could divert management’s attention and resources from our business, and our insurance may not be available or adequate to cover these claims.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
American Public Education, Inc., or APEI, and American Public University System, Inc., or APUS, together operate administrative facilities in Charles Town, West Virginia, which also serve as our corporate headquarters. In Charles Town we have eight owned facilities totaling approximately 222,000 square feet. APEI’s administrative offices also include approximately 3,000 square feet of leased space in Baltimore, Maryland under a lease that expires in May 2022.

Rasmussen University, or RU, leases administrative office space in suburban Chicago, Illinois, Minneapolis, Minnesota, and Orlando, Florida, and leases 23 campuses located in six states and a planned campus in Dallas, Texas. These administrative offices and campuses include a total of 32 leased facilities with approximately 726,000 square feet combined. Lease terms and extension options vary by facility with expiration dates ranging from 2022 to 2033.

Hondros College of Nursing, or HCN, leases an administrative office located in suburban Columbus, Ohio, and leases six campuses in Ohio, a campus in Indianapolis, Indiana, and leased space for a planned campus in Detroit, Michigan. These administrative office and campuses include a total of 11 leased facilities with approximately 165,300 square feet combined. Lease terms and extension options vary by facility with expiration dates ranging from 2023 to 2029.

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
Holders
As of February 28, 2022, there were approximately 442 holders of record of our common stock.
Dividends
We have not historically paid dividends on our common stock, and our credit agreement contains limitations on the payments of future dividends. The payment of any dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness, and other factors deemed relevant by our Board.

Performance Graph

    The graph below matches the cumulative five-year total return of holders of American Public Education, Inc.'s common stock with the cumulative total returns of the S&P 500 index, the Nasdaq Composite index and a customized peer group of five companies that includes: Adtalem Global Education Inc., Grand Canyon Education Inc., Perdoceo Education Corp (formerly known as Career Education Corporation), Strategic Education Inc., and Zovio, Inc. (formally known as Bridgepoint Education, Inc.). The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2016, and tracks the value of those investments, respectively, through December 31, 2021.

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
APEI	100.00	102.04	115.93	111.57	124.15	93.39
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Nasdaq Composite	100.00	129.64	125.96	172.17	249.51	304.85
Peer Group	100.00	134.14	146.80	155.52	130.01	107.89

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
As of December 31, 2021, approximately $8.4 million remained in the current purchase authorization.

    The following table presents our share repurchases during the three months ended December 31, 2021. For additional information regarding our share repurchases please refer to “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11. Stockholders’ Equity - Repurchase.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
October 1, 2021 - October 31, 2021	—	$—	—	383,064	$8,396,734
November 1, 2021 - November 30, 2021	—	—	—	383,064	8,396,734
December 1, 2021 - December 31, 2021	—	—	—	383,064	8,396,734
Total	—	$—	—	383,064	$8,396,734

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

(3)During the three month period ended December 31, 2021, no shares of common stock were deemed to have been repurchased for common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

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
OVERVIEW
    American Public Education, Inc., or APEI, is a provider of online and campus-based postsecondary education to approximately 108,400 students through three subsidiary institutions. Our subsidiary institutions offer programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs. Additional information regarding our subsidiary institutions and their regulation is included in the “Business - Company Overview” and “Business - Regulatory Environment” sections of this Annual Report.

On September 1, 2021, or the Closing Date, we completed the acquisition of Rasmussen University, or the Rasmussen Acquisition, for an adjusted aggregate purchase price, subject to post-closing working capital adjustments of $325.5 million in cash, net of cash acquired. Upon completion of the Rasmussen Acquisition, Rasmussen University, or RU, became a wholly owned subsidiary of APEI. On September 9, 2021, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. RU is also pursuing other post-closing notices and consents related to the change in ownership. For the year ended December 31, 2021, we incurred approximately $6.3 million of acquisition-related expenses, which are included in general and administrative expenses in the Consolidated Statements of Income.

Our consolidated results for the years ended December 31, 2020 and 2021 reflect the operations of our APUS and HCN Segments only and include the results of our RU Segment from the Closing Date. We did not consolidate the RU Segment prior to the Closing Date. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations.

For more information on the Rasmussen Acquisition, please refer to “Note 3. Acquisition Activity” included in the Consolidated Financial Statements in this Annual Report, and the sections entitled “– Regulatory and Legislative Activity – Rasmussen Acquisition Regulatory Review” above.

We relied on debt financing pursuant to a credit agreement to fund a portion of the consideration for the Rasmussen Acquisition. For more information on this financing, please refer to “– Liquidity and Capital Resources – Liquidity – Acquisition of Rasmussen University” below and “Note 8. Long-Term Debt” included in the Consolidated Financial Statements in this Annual Report.

Our revenue is largely driven by the number of students enrolled at our institutions, the number of and types of courses that they take, student payor source, and the mix of programs that students are attending. Our consolidated revenue in 2021 was $418.8 million, representing a $97.0 million, or 30.1%, increase from $321.8 million in 2020. Our consolidated revenue in 2020 was $321.8 million, representing an $35.5 million, or 12.4%, increase from $286.3 million in 2019. The 2021 revenue increase was primarily due to the inclusion of RU Segment revenue from the Closing Date through December 31, 2021, as well as an increase in student enrollment at HCN during that period, partially offset by a decrease in APUS net registrations. The 2020 revenue increase was due to increases in net course registrations at APUS and student enrollment at HCN.

We believe the decrease in net course registrations at APUS was due, in part, to the temporary suspension and disruption of the Army’s TA program beginning in February 2021, resulting from delays in the transition from its legacy system used by soldiers to request TA, GoArmyEd, to a new system, ArmyIgnitED, and a moderation in near-term demand for online education as the COVID-19 pandemic abated prior to the omicron variant.

We believe that the increase in new student enrollment at HCN was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures as compared to the prior year, and the continued impact of new initiatives implemented in 2019 and 2020 such as the Direct Entry ADN Program and the institutional affordability grant. Additionally, the opening of a new campus in Akron, Ohio in April 2021 contributed to an increase in new student enrollment.

    Our operations are organized into three reporting segments:
•American Public University System, or APUS Segment. This segment reflects the operational activities of APUS.

•Rasmussen University Segment, or RU Segment. This segment reflects the operational activities of RU.

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Prior to the acquisition of RU, we had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the Hondros College of Nursing, or HCN Segment. Post-acquisition, we have three reportable segments: the APUS Segment, which was previously included within the APEI Segment; the RU Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and unallocated Company expenses. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment. Prior periods have been updated to conform to the revised presentation.

Financial information regarding each of our reportable segments is reported in this Annual Report in the sections “Financial Statements and Supplementary Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Results by Reportable Segment Year Ended December 31, 2021 Compared to Year Ended December 31, 2020.”

For a discussion of the financial results of operations for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019, refer to Part II, Item 7 of our 2020 Form 10-K filed with the SEC on March 9, 2021 which discussion is incorporated in this Annual Report by reference and which is available free of charge on the SECs website at www.sec.gov.

The COVID-19 pandemic did not materially impact our results of operations during the years ended December 31, 2020 and 2021. We believe that the pandemic contributed to increased registrations and enrollments across our subsidiary institutions in 2020, and, as the COVID-19 pandemic abated in 2021 prior to the omicron variant, we believe near-term demand for our programs moderated. However, any future impact on our operations remains uncertain. For more information on the operational and regulatory impacts of and potential risks related to COVID-19, please refer to the sections entitled “Business - Company Overview - COVID-19 Pandemic” and “Risk Factors – Risks Related to the COVID-19 Pandemic” in this Annual Report and to “- Results of Operations” below.

Student Body. As of December 31, 2021, approximately 63% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and as a result APUS is particularly reliant on TA and the DoD’s budget. At APUS, active duty military students generally take fewer courses per year on average than non-military students and have a lower revenue per net course registration than other funding sources. A significant portion of APUS’s registrations are also attributable to students using Department of Veterans Affairs, or VA, education benefits, and funds from ED’s Title IV financial aid programs, or Title IV programs. RU nursing students and HCN students generally attend classes at physical campuses, except as a result of the impact of the COVID-19 pandemic, and use Title IV program funds. For the fiscal year ended December 31, 2021, 50% of RU students were enrolled in nursing programs, 19% in health sciences programs, 15% in business programs, with the remainder of students in education, technology, design and justice studies programs. For the fiscal year ended December 31, 2021, approximately 63% of HCN students were enrolled in the PN Program, while 37% were enrolled in the ADN program.

We believe that in order to continue to attract and retain qualified students our institutions need to continuously update and expand the content of their existing programs and develop new programs, specializations and modes of teaching, faculty engagement initiatives, and co-curricular initiatives that may require obtaining appropriate federal, state, and accrediting approvals; incur marketing expenses; and make investments in management and capital expenditures, including technology-related expenditures. Initiatives to attract and retain qualified students and control the growth of expenditures require significant time, energy, and resources, and if our efforts are not successful, our results of operations, cash flows, and financial condition may be adversely impacted. For more information about the risks related to these challenges please refer to “Risk Factors - Risks Related to Attracting and Retaining Students.”

Increased Costs and Expenses; Our Initiatives. Our costs and expenses have increased over time due in part to the acquisition of RU, the addition of new HCN campuses located in Indianapolis, Indiana, which opened in April 2020, and Akron, Ohio, which opened in April 2021, as well as the changing needs of our students including costs for technology required to support students at APUS. In addition, in 2021 we continued to incur expenses to evaluate and invest in replacements and upgrades to our information technology systems, in our APUS Segment.

On August 5, 2021, in connection with an evaluation and review of our costs and expenses, we initiated a plan to reduce costs. The plan includes a reduction in force that resulted in the termination of 11 full-time faculty members at APUS, and 28 non-faculty employees across a variety of roles and departments at APEI and APUS, representing approximately 3.2% of the APUS full-time faculty workforce, and 3.1% of the APEI and APUS non-faculty workforce. We completed this workforce reduction by August 9, 2021. We incurred approximately $1.0 million of pre-tax cash expenses associated with employee severance benefits. The reduction in force resulted in $1.4 million in pre-tax labor and benefit savings in 2021, and is expected to result in savings in the range of approximately $2.6 million to $3.6 million in 2022. These cost savings do not include expenses associated with employee severance benefits.

Additionally, on January 14, 2022, RU completed a reduction in force that resulted in the termination of 9 full-time faculty members and 19 non-faculty employees across a variety of roles and departments at RU, representing approximately 3.0% of RU’s full-time faculty workforce, and 2.1% of RU’s non-faculty workforce. We incurred an aggregate of approximately $0.4 million of pre-tax cash expenses associated with employee severance benefits. The reduction in force is expected to result in pre-tax labor and benefit savings in the range of $2.5 million to $3.5 million in 2022. These cost savings do not include expenses associated with employee severance benefits.

The actual costs and benefits savings expected for 2022 are preliminary and may vary based on various factors, including changes in underlying assumptions and projections. We recorded expenses for termination benefits related to the workforce reductions in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 420, Exit or Disposal Cost Obligations. There is no certainty that these cost reduction initiatives, or any other expense reduction initiative, will have the intended benefits of reducing costs and expenses over the long-term, or whether there will be adverse impacts, including as a result of the loss of valuable employees.

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
•changes to admissions standards and requirements;
•updates to the admissions process and procedures;
•implementing more stringent satisfactory academic progress standards;
•changing tuition costs and payment options;
•opening additional campuses to meet student needs;
•changing fund disbursement methods; and
•implementing alternative learning delivery methods.

    Information technology systems are an essential part of the student experience and our business operations. Pursuant to the shared services model discussed in “Business – Company Overview – Reporting Segments” above, through APEI we now provide information technology services to APUS, HCN, and to a lesser extent RU. We believe we will need to continue, and potentially increase, our investment of time and money in technology operations and enhancements to support our systems and mission, and evaluate when it is appropriate to make significant changes, modifications, or upgrades. We believe we will need to continue to make investments in information technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, and to update older systems and to enhance functionality. We also expect operating and capital expenditures to increase in future periods as we accelerate the investment in and refreshment of our information technology systems.

Changes and upgrades to our information technology systems may result in us incurring significant costs, including in the short term, and carry risk to our operations and financial results. For example, in 2019, 2020, and 2021, we incurred approximately $2.1 million, $5.6 million, and $6.0 million, respectively, in information technology costs related to our multi-year technology transformation program in our APUS Segment. Our learning management system upgrade was completed in early 2021 and the first phases of our customer relationship management system upgrade were completed in January 2022. These types of changes are not without risk to our operations and financial results. Our investments in information technology systems will result in an increased level of spending. Not all of our information technology spending can be capitalized, and our investments may cost more than expected or fail to be successful. Furthermore, as a result of unsuccessful development efforts, or a result of replacing outdated technology, software or other technology related assets, we may have assets that become impaired.

Opening new campuses and maintaining existing campuses at RU and HCN may result in us incurring significant costs in the future. At RU and HCN, adding new campuses is a necessary step to extend our student reach throughout the U.S. For example, during 2021, we opened a new HCN campus in Akron, Ohio, and we are in the process of opening a RU campus in suburban Brooklyn Park, Minnesota, with the intent to consolidate two existing campuses currently located in that area. We expect operating and capital expenditures to increase in future periods as we continue to add new campuses and incur maintenance costs at existing campuses.

RU Change in Ownership. The Rasmussen Acquisition was required to be reported to, and in some cases approved by, various education regulatory bodies. An institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. ED does not provide pre-closing approval.

In July 2021, ED notified RU that in connection with RU’s March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, including imposing limitations on new programs and locations and imposing a cap on the number of students that participate in Title IV programs who can be enrolled. ED also continued to require RU to submit periodic financial and enrollment reports, a requirement that it had imposed on RU in connection with the financial responsibility letter of credit discussed in “Regulatory Environment - Regulatory Actions and Restrictions on Operations - Rasmussen Acquisition Regulatory Review”. On September 9, 2021, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective as of October 14, 2021, that allows RU to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. The TPPPA continues the growth restrictions that ED imposed as a result of the March 2019 change in ownership, including the same enrollment cap. The TPPPA specifies that after ED reviews and accepts financial statements and compliance audits that cover one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek to have the enrollment cap removed and may seek approval for new programs that replace current programs. The TPPPA also specifies that at least until after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. The growth restrictions under the TPPPA could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or changed programs. In connection with the Rasmussen Acquisition, state agencies, accreditors, boards of nursing, and other relevant regulators also may require further action with respect to the Rasmussen Acquisition. For example, the Higher Learning Commission, or HLC requires an additional site visit within six months after the Closing Date, and that visit occurred in February 2022. Additionally, some regulators will require approval after the change in ownership in order to continue proper licensure, accreditation, approval, or authorization. RU is also pursuing other post-closing notices and consents related to the change in ownership.

APUS Accreditation. APUS has institutional accreditation from HLC and several of its academic programs have programmatic accreditations granted by accrediting agencies that review specialized and professional programs in specific fields and disciplines. In August 2021, HLC granted APUS re-accreditation, with the next reaffirmation of accreditation scheduled for 2030-2031. As part of the process, APUS moved to the Open Pathway designation, which affords institutions greater opportunity to pursue institutional improvement projects than the previous Standard Pathway designation.

RU Accreditation. RU has institutional accreditation from HLC, with an Open Pathways designation, and several of its academic programs have programmatic accreditations granted by accrediting agencies that review specialized and professional programs in specific fields and disciplines. For more information regarding RU and HLC, please refer to “Regulatory Environment - Accreditation”.

HCN Accreditation. HCN is institutionally accredited by ABHES. HCN’s Ohio Diploma in Practical Nursing, or PN, and Associate Degree in Nursing, or ADN, Programs are approved by the Ohio Board of Nursing, and the PN Program is accredited by the Indiana State Board of Nursing the National League for Nursing Commission for Nursing Education

Accreditation, or NLN CNEA. For more information regarding our institutions’ accreditation, please refer to “Regulatory Environment - Accreditation”.

Competition from Armed Forces Institutions. In March 2020, the Navy announced a new “Education Strategy for Seapower 2020” that is intended to be a new comprehensive education strategy. As part of this strategy, the Navy, in cooperation with the U.S. Marine Corps and the U.S. Coast Guard, in January 2021 began piloting online courses for the new United States Naval Community College, a community college supporting naval education for enlisted service members, and plans to enroll as many as 5,500 students into targeted associate’s degree programs with partner colleges and universities in an expanded pilot phase that began in January 2022. Navy-related registrations were 5% of total registrations in each of the years ended December 31, 2019, 2020, and 2021, respectively. While a number of schools with which APUS competes participate in this program, APUS is not an eligible partner. We expect each military branch and the DoD to continually evaluate their approaches to education, and any resulting changes could have an impact on the funds available to service members to pursue their education at APUS. Changes in funding allocations could have a material adverse effect on APUS’s enrollments.

ArmyIgnitED. APUS relies on the ability of the Armed Forces to process service members’ participation in TA programs, and from time-to-time changes to processes have impacted the ability of service members to participate in the TA programs. In February 2021, the Army suspended access to its legacy GoArmyEd portal, which had been used by soldiers to request TA, as part of a scheduled replacement by the new ArmyIgnitED portal. The suspension was scheduled to last until the launch of ArmyIgnitED on March 8, 2021, but technical difficulties on March 8, 2021 after the portal’s launch caused access to the upgraded portal to be suspended further. During the suspension, soldiers, Army education counselors, and education institutions such as APUS did not have access to the portal and soldiers were unable to register for courses through the Army’s TA program. The Army announced on March 18, 2021 that TA-eligible soldiers could register for courses beginning on or after March 8, 2021 and then retroactively apply for TA for those courses once the TA system came online in ArmyIgnitED. Soldiers could continue to directly register for courses with the expectation that TA can be retroactively applied for, and the Army has created a process for soldiers to seek reimbursement. On July 19, 2021, the ArmyIgnitED system went live for soldiers seeking to use TA for courses at APUS. We continue to experience challenges related to system performance, process changes and software defects, and there is no assurance that the new portal will ever work correctly or efficiently or will not have continuing impacts on soldiers’ ability to participate in the TA programs or receive funds under those programs. The disruption to Army TA and resulting decreases in Army registrations had an adverse impact on registrations and revenue for the quarters ending June 30, 2021 and September 30, 2021. As of December 31, 2021, approximately $27.0 million in accounts receivable, of which $18.2 million is older than 60 days from the course start date, was due from the Army due to the disruption associated with the transition to ArmyIgnitED.

ED Program Participation Agreement and Program Reviews. As discussed more fully in “Student Financing Sources and Related Regulations/Requirements - Department of Education - Regulation of Title IV Financial Aid Programs,” in September 2016 ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. In June 2020, APUS timely applied for recertification to participate in Title IV programs. ED subsequently notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023. ED issued APUS a provisional program participation agreement, or PPPA, outlining the terms of provisional certification. As described in the PPPA, the reason ED granted approval on a provisional basis is because APUS was subject to an open program review at the time of renewal. The program review was closed on January 27, 2021 with no findings, penalties, or further action required.

In July 2017, ED began a program review of RU’s administration of Title IV program during the 2015-2016 and 2016-2017 award years. RU has not received a program review report from ED.

In August 2021, ED began an off-site program review of HCN’s administration of Title IV programs during the 2019-2020 and 2020-2021 award years. In January 2022, HCN received a preliminary program review report from ED. The report includes findings related to failure to prorate fees, return of Title IV funds calculations that were not properly computed, untimely and inaccurate reporting to the National Student Loan Data System, incomplete verification, and cost of attendance formulation deficiencies. HCN’s response to ED is due by April 2022.

At this time, we cannot predict the outcome of the RU and HCN program reviews, when they will be completed, or whether ED will place any liability or other limitations on RU or HCN as a result of the reviews.

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
Net course registrations and enrollment. For financial reporting and analysis purposes, APUS measures its student population in terms of aggregate course enrollments, or net course registrations. Net course registrations, which include one-credit lab courses combined with their related three-credit courses, represent the aggregate number of courses in which students remain enrolled after the date by which they may drop the course without financial penalty. RU and HCN measure its student population in terms of student enrollments. Student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.
    Because we recognize revenue over the length of a course, net course registrations and student enrollments in a financial reporting period do not correlate directly with revenue for that period because revenue recognized from courses is not necessarily recognized in the financial reporting period in which the course registrations or enrollments occur. For example, at APUS, revenue in a quarter reflects a portion of the revenue from courses that began in a prior quarter and continued into the quarter, all revenue from courses that began and ended in the quarter, and a portion of the revenue from courses that began but did not end in the quarter. At RU and HCN, generally programs begin and end in a calendar quarter.

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

You should not rely on the results of any prior periods as an indication of future net course registrations at APUS, student enrollments at RU and HCN, or consolidated revenue. The composition of our students, changing market demands and competition, make forecasting very difficult, and we are unable to determine if we will continue to grow or what level of growth we will achieve, if any. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins.

Tuition rate. Providing affordable degree and certificate programs is an important element of our competitive strategy. We estimate that APUS’s tuition is lower than the average in-state rates at public universities. APUS’s January 2020 tuition increase was its first increase since July 2015 and was intended to help support increased investments in academic learning and student operations. RU and HCN’s tuition and fees are also designed to be affordable and competitive when compared to the costs of similar institutions offering the same level of flexibility, accessibility, and student experience. Tuition and certain fees at HCN were increased approximately 3% effective with the January 2019 term, and there were no tuition increases in 2020 and 2021. RU makes target adjustments to tuition rates to be consistent with the local campus markets.

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
Other fees. In addition to tuition, APUS charges a per course technology fee of $65 per course. APUS may alter this fee in the future as it did with a $15 increase in January 2020. APUS students are also charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees, when applicable. APUS provides a grant to cover the technology fee for students using TA and other programs, as applicable. Technology fee revenue net of grants was approximately $7.0 million in 2019, $8.3 million in 2020, and $7.9 million in 2021, or 2.4%, 2.6%, and 2.8% of revenue, respectively.

RU and HCN students are charged fees for various items such as application, testing, books and supplies, lab, technology and graduation. In addition, RU charges a course technology and resource fee of $175 per course and a one-time administrative fee for certain programs, up to $495, for all new, reentering, and program transfer students.

Costs and Expenses
We categorize our costs and expenses in the following categories: instructional costs and services expenses; selling and promotional expenses; general and administrative expenses; loss on disposals of long-lived assets; impairment of goodwill; and depreciation and amortization.
Instructional costs and services expenses. Instructional costs and services expenses are directly attributable to the educational services our institutions provide to their students. Instructional costs and services expenses include salaries and benefits for full-time faculty, administrators, and academic advisors, and costs associated with part-time faculty. Instructional costs and services expenses also include costs associated with curriculum development, academic records and graduation, as well as other services provided by our institutions, such as evaluating transcripts. Instructional costs and services expenses are generally affected by the cost of academic resources, the efficiency of delivering academic products and services to our students, salaries and benefits for our faculty and other academic and administration personnel, and the level of expenditures for new and existing academic programs. At RU and HCN, instructional costs and services expenses also includes operating expenses directly associated with campus operations, including rent. At APUS, instructional costs and services expenses include expenses related to course materials, learning resources, the library, the book grant program, and instructional pay for part-time faculty that are primarily dependent on the number of students taught.
Selling and promotional expenses. Selling and promotional expenses include salaries and benefits of personnel engaged in student enrollment, advertising costs, and marketing material production costs, and include expenses from a third-party contract to provide marketing services to RU entered into prior to the Closing Date. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, the level of expenditures for advertising initiatives for new and existing academic programs, and costs incurred in connection with the third-party contract at RU. We believe the impact of competition, and the rising cost of internet search and other advertising media has caused our student acquisition costs to increase. This trend may continue, and our student acquisition costs may continue to increase.

General and administrative expenses. General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, financial aid processing, information technology, including expenses from a third-party contract to provide IT services that RU entered into prior to the Closing Date, human resources, facilities, compliance and other corporate functions, the cost of renting and maintaining administrative facilities, technology expenses, and costs for professional services. General and administrative expenses also include bad debt expense. General and administrative expenses are generally affected by the costs of salaries and benefits for our general and administrative personnel, the efficiency of delivering back-office support including technology services, and the level of expenditures for supporting company initiatives.
Loss on disposals of long-lived assets. Loss on disposals of long-lived assets is the difference between the long-lived assets’ residual value and their book value at the time of the assets’ disposition or abandonment.
Impairment of goodwill. Impairment of goodwill recognizes the difference between the carrying value of goodwill and the fair value of goodwill.
Depreciation and amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software, and program development on a straight-line basis over the estimated useful lives of the assets. In addition, we incur amortization expense for the amortization of identified intangible assets with a definite life resulting from our acquisition of RU.

Interest Income (Expense). Interest income (expense) consists primarily of interest expense incurred on our long-term debt, net of any interest income earned on cash and cash equivalents, and, prior to 2021, interest income earned on cash and cash equivalents.

Equity Investment Loss. Equity investment loss consists of our proportional share of after-tax income or losses attributable to our equity investment as well as the loss from any other-than-temporary impairment charges, which represents the difference between the carrying value of and fair value of the investment.

Critical Accounting Policies and Estimates
The discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition and the valuation of goodwill and indefinite-lived intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our Consolidated Financial Statements. The following discussion of our critical accounting policies and estimates is intended to supplement the accounting policies presented in “Note 2. Significant Accounting Policies” included in our Consolidated Financial Statements.
Business combinations. We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, the purchase price be allocated to all tangible assets and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. The determination of the fair value of assets acquired and liabilities assumed requires estimates and assumptions with respect to the timing and amounts of cash flow projections, revenue growth rates, earnings before interest and taxes margins, student attrition rates, royalty rates, discount rates, and useful lives. These estimates are based on assumptions we believe to be reasonable, and, when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding adjustment to goodwill. We applied the acquisition method of accounting to the acquisition of RU, which closed on September 1, 2021, and recorded $216.9 million and $86.5 million of Goodwill and Intangible Assets, respectively, representing 91.7% of the total purchase consideration. For additional information regarding our acquisitions, please refer to “Note 3. Acquisition Activity”, included in our Consolidated Financial Statements.

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized.
In connection with the September 1, 2021 acquisition of RU, we recorded $216.9 million of goodwill, representing the excess of the purchase price over the amount assigned to the assets acquired and the fair value assigned to the identified intangible assets. We also recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million respectively, which includes trade name, accreditation, licensing and Title IV, and recorded $35.5 million of identified intangible assets with a definite useful life.
In connection with the November 1, 2013 acquisition of HCN, we recorded $38.6 million of goodwill, representing the excess of the purchase price over the amount assigned to the new assets acquired and the fair value assigned to identified intangible assets. We also recorded $3.7 million of indefinite-lived intangible assets as part of the HCN acquisition.
We annually assess goodwill and indefinite-lived intangible assets for impairment, or more frequently if events and circumstances indicate that goodwill might be impaired. If the carrying value exceeds fair value, the asset is considered impaired and is reduced to fair value. In assessing goodwill impairment, we may choose to initially evaluate qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. If the qualitative assessment is not conclusive, then the impairment analysis for goodwill is performed using a quantitative approach.

The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment and estimates at many points during the analysis. When performing an optional qualitative analysis, we consider many factors including: general economic conditions, industry and market conditions, certain cost factors, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions and estimates used in the most recent fair value analysis. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions and estimates. Actual results may differ and have a material impact or our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates. At December 31, 2021, we performed a qualitative analysis of RU and HCN, resulting in no indications of impairment. Due to the timing of the RU acquisition, the first quantitative analysis for RU will be performed in September 2022.

We utilize the services of an independent third-party valuation firm to complete the quantitative analysis and estimate fair value. In completing their analysis, the valuation firm weights the results of four different valuation methods: (1)

discounted cash flow; (2) guideline company; (3) guideline transaction for comparable transactions; and (4) guideline transaction for private equity transactions. Under the discounted cash flow method, cash flows are discounted by an estimated risk weighted average cost of capital, which is intended to reflect the overall level of inherent risk. Under the guideline company method, valuation metrics from other education companies are used to determine the value. Under the comparable transaction method, pricing terms from other transactions in the higher education market are used to determine the value. Under the private equity method, pricing terms from private equity transactions are used to determine the value. Values derived under the four valuation methods are then weighted to estimate the enterprise value. The analysis includes significant estimates and assumptions from management, including revenue growth rates, operating margins and future economic and market conditions, among others. Additionally, the valuation firm’s analysis includes significant assumptions with respect to discount rates and assumed royalty rates. If the fair value is less than the carrying value, the asset is reduced to fair value.
During the year ended December 31, 2019, we completed interim goodwill impairment tests during the first and third quarters, as a result of circumstances that included HCN’s continued underperformance against revised 2019 internal targets and overall 2019 financial performance. The valuations determined that HCN’s fair value was less than the carrying value. As a result, we recorded pretax, non-cash impairment charges of $7.3 million.
    We evaluated events and circumstances related to the valuation of goodwill of HCN for the years ended December 31, 2020 and 2021 and determined there were no indicators of impairment and concluded that HCN’s fair value was more than the carrying value; consequently, there was no impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. Our October 31, 2021 annual assessment concluded that the fair value of HCN exceeded the carrying value by approximately $20.1 million, or 51.8%.

The 2019, 2020, and 2021 annual assessments concluded HCN’s indefinite-lived assets were not impaired.

For additional details regarding goodwill and indefinite-lived intangible assets please refer to “Note 6. Goodwill and Intangible Assets” included in our Consolidated Financial Statements.

For additional information on our critical accounting policies, including information regarding estimates and assumptions, please refer to “Note 2. Significant Accounting Policies” included in our Consolidated Financial Statements.

Recent Accounting Pronouncements

    We consider the applicability and impact of all Accounting Standards Updates, or ASUs. Please refer to “Note 2 Significant Accounting Policies” included in our Consolidated Financial Statements for information relating to our discussion of the effects of recent accounting pronouncements.

Results of Operations

The following table sets forth statements of income data as a percentage of revenue for each of the years ended:

	2020	2021
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	38.0%	41.2%
Selling and promotional	22.7%	22.3%
General and administrative	27.3%	24.7%
Loss on disposals of long-lived assets	0.3%	0.3%
Depreciation and amortization	4.0%	4.3%
Total costs and expenses	92.3%	92.8%
Income from operations before interest and income taxes	7.7%	7.2%
Interest income (expense)	0.3%	(1.0)%
Income from operations before income taxes	8.0%	6.2%
Income tax expense	2.2%	1.8%
Equity investment loss	—%	(0.2)%
Net income	5.8%	4.2%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Our results of operations for the years ended December 31, 2020 and 2021 reflect the operations of our APUS and HCN Segments, and results of our RU Segment from the Closing Date through December 31, 2021, and Corporate and Other which primarily includes unallocated corporate activity and eliminations. We did not consolidate the RU Segment prior to the Closing Date.
For a more detailed discussion of our results by reportable segment, please refer to “Analysis of Operating Results by Reportable Segment” below.
Revenue
Our consolidated revenue in 2021 was $418.8 million, an increase of $97.0 million or 30.1%, compared to $321.8 million in 2020. The increase in revenue was primarily due to the inclusion of RU Segment revenue from the Closing Date through December 31, 2021 of $89.5 million, as well as a $9.7 million, or 26.9%, increase in revenue in our HCN Segment, partially offset by a $2.2 million, or 0.8%, decrease in revenue in our APUS Segment.

APUS net course registrations decreased approximately 2.2% to 345,300 for the year ended December 31, 2021 from approximately 353,100 in the 2020 period. Net course registrations represent the total number of courses in which students remain enrolled after the date by which they may drop a course without financial penalty. The decrease in net course registrations is due, in part, to the temporary suspension and disruption of the Army’s TA program beginning in February 2021, resulting from delays in the transition from its legacy system used by soldiers to request TA, GoArmyEd, to a new system, ArmyIgnitED, and a moderation in near-term demand for online education as the COVID-19 pandemic abated prior to the omicron variant.

RU student enrollment decreased approximately 0.6% to 16,300 for the three months ended September 30, 2021 as compared to the 2020 period. For the three months ended December 31, 2021, RU enrollment decreased approximately 3.4% to 17,100 as compared to the prior year period. We believe these declines in enrollment may have been caused, in part, by a moderation in near-term demand for RU’s programs as the COVID-19 pandemic abated prior to the omicron variant.

HCN student enrollment increased approximately 27.9% for the year ended December 31, 2021 compared to the same period in 2020. The increase in student enrollment was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures as compared to the prior year, the opening of a new campus in Akron, Ohio in April 2021, and the continued impact of new initiatives implemented in 2019 and 2020, such as the Direct Entry ADN Program and the institutional affordability grant.

Costs and Expenses
Costs and expenses were $388.4 million in 2021, an increase of $91.3 million, or 30.7%, compared to $297.1 million in 2020. The increase in costs and expenses as compared to the prior year period was primarily due to the inclusion of our RU Segment costs and expenses from the Closing Date through December 31, 2021 of $87.9 million. Other increases include professional fees in our APUS Segment, employee compensation costs, bad debt expense, instructional materials costs, and advertising costs in our HCN Segment, and professional fees primarily related to the integration planning of the Rasmussen Acquisition, employee compensation costs, and advertising costs in Corporate and Other. The cost and expenses increases were partially offset by decreases in employee compensation costs, advertising expenses, and instructional materials costs in our APUS Segment.

In 2021, costs and expenses include the following items on a pretax basis: $7.6 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other; and $6.0 million in information technology costs related to our multi-year technology transformation program in our APUS Segment. In 2020, costs and expenses include the following on a pretax basis: a $10.4 million increase in advertising costs in our APUS and HCN Segments as compared to the prior year; $5.6 million in information technology costs related to our multi-year technology transformation program in our APUS Segment; and $5.0 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other.

Costs and expenses as a percentage of revenue increased to 92.8% in 2021 from 92.3% in 2020. Our income before interest and income taxes as a percentage of revenue, or our operating margin, decreased to 7.2% from 7.7% compared to the same prior year period. The increase in our costs and expenses as a percentage of revenue and decrease in our operating margin was primarily due to the inclusion of RU costs and expenses from the Closing date through December 31, 2021.

Instructional costs and services expenses. Instructional costs and services expenses in 2021 were $172.6 million, an increase of approximately $50.4 million, or 41.2%, compared to $122.2 million in 2020. The increase in instructional costs and services expenses was primarily due to the inclusion of RU Segment instructional costs and services expenses from the Closing Date through December 31, 2021 of $49.0 million, as well as increases in employee compensation costs and instructional materials costs in our HCN Segment, partially offset by decreases in employee compensation costs, instructional materials costs, and credit card processing fees in our APUS Segment. Instructional costs and services expenses as a percentage of revenue were 41.2% in 2021, compared to 38.0% in 2020.

Selling and promotional expenses. Selling and promotional expenses in 2021 were $93.3 million, an increase of $20.3 million, or 27.8%, compared to $73.0 million in 2020. The increase in selling and promotional expenses was primarily due to the inclusion of RU Segment selling and promotional expenses from the Closing Date through December 31, 2021 of $23.2 million, as well as increases in employee compensation costs in our APUS and HCN Segments and increases in advertising costs in our HCN Segment, partially offset by decreases in advertising costs in our APUS Segment. Selling and promotional expenses as a percentage of revenue were 22.3% in 2021 compared to 22.7% in 2020.

General and administrative expenses. General and administrative expenses in 2021 were $103.4 million, an increase of $15.4 million, or 17.5%, compared to $88.0 million in 2020. The increase in general and administrative expenses was primarily due to the inclusion of RU Segment general and administrative expenses from the Closing Date through December 31, 2021 of $7.6 million, as well as increases in professional fees primarily related to the integration planning of the Rasmussen Acquisition and employee compensation costs in Corporate and Other, an increase in professional fees in our APUS Segment, and increases in bad debt expense and employee compensation costs in our HCN Segment. In 2021, general and administrative expenses include the following costs on a pre-tax basis: $7.6 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other; and $6.0 million of information technology costs related to our multi-year technology transformation program in our APUS Segment. In 2020, general and administrative expenses include the following costs on a pre-tax basis: $5.6 million in information technology costs related to our multi-year technology program in our APUS Segment, and $5.0 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other. General and administrative expenses as a percentage of revenue were 24.7% in 2021 compared to 27.3% in 2020.

Consolidated bad debt expense increased to $7.8 million, or approximately 1.9% of revenue, in 2021, from $3.8 million, or approximately 1.2% of revenue, in 2020. The increase in bad debt expense was primarily due to the inclusion of our RU Segment bad debt expense from the Closing Date through December 31, 2021 of $2.4 million, as well as increases in bad debt expense in our HCN Segment, partially offset by a decrease in our APUS Segment. We believe the increase in bad debt expense in our HCN Segment was driven by an increase in enrollment and changes in the processing of federal student aid.

Loss on disposal of long-lived assets. The loss on disposal of long-lived assets was $1.3 million in 2021, compared to $0.9 million in 2020.

Depreciation and amortization. Depreciation and amortization expenses were $17.8 million in 2021, compared to $13.0 million in 2020, an increase of $4.8 million or 36.9%. The increase in depreciation and amortization was primarily due to the inclusion of our RU Segment depreciation and amortization expenses from the Closing Date through December 31, 2021 of $8.0 million, partially offset by decreases in our APUS Segment depreciation and amortization expense due to lower capital expenditures and lower total investment in property and equipment net of depreciation.
Stock-based compensation. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses in 2021 were $7.7 million in the aggregate, representing an increase of $0.6 million, or 8.2%, compared to $7.1 million in 2020. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs. The increase in stock-based compensation costs was due to additional performance unit incentive costs, and additional grants as a result of the Rasmussen Acquisition.

The table below reflects our stock-based compensation expense recorded in our Consolidated Statements of Income included in our Consolidated Financial Statements for the years ended 2020 and 2021 (in thousands):

	Year Ended December 31,
	2020	2021
Instructional costs and services	$1,535	$1,480
Selling and promotional	1,007	771
General and administrative	4,533	5,403
Total stock-based compensation expense	$7,075	$7,654
Interest income (expense). Interest expense, net of interest income, was $4.3 million in 2021, compared to interest income of $1.1 million in 2020. Interest expense in 2021 was due to the secured term loan facility in the aggregate principal amount of $175.0 million entered into in connection with the Rasmussen Acquisition, or the Term Loan.

Income Tax Expense. We recognized tax expense from operations for 2021 and 2020 of $7.5 million and $7.0 million, respectively, or an effective tax rate of 29.7% and 27.2% in 2021 and 2020, respectively. The increase in our effective tax rate for 2021 is due to a higher amount of non-deductible expenses in 2021 in Corporate and Other, and a higher overall state tax rate. The effective tax rate for 2021 includes a benefit of approximately $0.3 million related to ASU No. 2016-09. There was no material impact related to ASU No. 2016-09 for 2020.
Equity Investment Loss. Equity investment loss was $0.8 million in 2021, compared to equity investment loss of $0.0 million in 2020. The equity investment loss for the year ended December 31, 2021 includes an impairment loss of $0.8 million on one of our cost method investments.
Net Income. Net income was $17.8 million in 2021, compared to net income of $18.8 million in 2020, a decrease of $1.0 million, or 5.3%. This decrease was related to the factors discussed above.

Operating Results by Reportable Segment - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2021	$ Change	% Change
Revenue
APUS Segment	$285,938	$283,700	$(2,238)	(0.8)%
RU Segment	—	89,483	89,483	NM
HCN Segment	36,091	45,803	9,712	26.9%
Corporate and Other	(244)	(183)	61	(25.0)%
Total Revenue	$321,785	$418,803	$97,018	30.1%
Income (loss) from operations before interest and income taxes
APUS Segment	$43,438	$51,050	$7,612	17.5%
RU Segment	—	1,630	1,630	NM
HCN Segment	722	1,829	1,107	153.3%
Corporate and Other	(19,403)	(24,138)	(4,735)	24.4%
Total income from operations before interest and income taxes	$24,757	$30,371	$5,614	22.7%

The RU Segment reflects the operations of RU, which was acquired on the Closing Date, through December 31, 2021. We did not consolidate the financial results of the RU Segment prior to the Closing Date.

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations, including charges for the value of courses taken by our non-APUS employees at APUS.

APUS Segment

Our APUS Segment revenue was $283.7 million in 2021, a decrease of $2.2 million, or 0.8%, compared to $285.9 million in 2020, which is primarily attributable to lower net course registrations, partially offset by higher revenue per net course registration. Net course registrations at APUS decreased 2.2% to approximately 345,300 in 2021 compared to the 2020 period. The decrease in net course registrations is due in part to the temporary suspension and disruption of the Army’s TA program beginning in February 2021 resulting from delays in the transition from its legacy system used by soldiers to request TA, GoArmyEd, to a new system, ArmyIgnitED, and a moderation in near-term demand for online education as the COVID-19 pandemic abated prior to the omicron variant. Income from operations before interest and income taxes was approximately $51.1 million in 2021, an increase of $7.6 million, or 17.5%, compared to the 2020 period. The increase in income from operations before interest and income taxes is due to the changes in revenue and expenses discussed above.

RU Segment

Our RU Segment revenue was $89.5 million for the period from the Closing Date through December 31, 2021 and RU Segment income from operations before interest and income taxes was $1.6 million for the period. Enrollment at RU decreased approximately 0.6% to 16,300 for the three months ended September 30, 2021 as compared to the 2020 period. For the three months ended December 31, 2021, RU enrollment decreased approximately 3.4% to 17,100 as compared to the prior year period. We believe these declines in enrollment may have been caused, in part, by a moderation in near-term demand for RU’s programs as the COVID-19 pandemic abated prior to the omicron variant.

HCN Segment

     Our HCN Segment revenue was approximately $45.8 million in 2021, an increase of $9.7 million, or 26.9% compared to $36.1 million in the 2020 period, which is primarily attributable to an increase in student enrollment. HCN student enrollment increased 27.9% in 2021 compared to the 2020 period. We believe that the increase in HCN’s enrollment in 2021 was due in part to an increase in demand for nursing education, a change in the competitive environment due to COVID-19, an increase in marketing expenditures as compared to the prior year, the continued impact of new initiatives implemented in 2019 such as the Direct Entry ADN Program, and the implementation of the institutional affordability grant in the first quarter of 2020. Income from operations before interest and income taxes in the HCN Segment was approximately $1.8 million in 2021, an increase of $1.1 million, or 153.3%, compared to the 2020 period. The increase in income from operations before interest and income taxes is due to the changes in revenue and expenses discussed above.

Liquidity and Capital Resources
Cash, cash equivalents, and restricted cash were $227.7 million and $149.6 million at December 31, 2020 and 2021, respectively, representing a decrease of $78.1 million, or 34.3%, in the 2021 period. The decrease in cash was due to the Rasmussen Acquisition, partially offset by net proceeds of approximately $86.2 million from the underwritten public offering of 3,680,000 shares of our common stock completed on March 1, 2021 and net proceeds from the Term Loan.
We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term.
Another significant source of revenue is derived from TA from the DoD and programs from the VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. Disruptions related to the Army’s transition to a new system for soldiers to use to request TA have adversely impacted APUS’s ability to invoice the Army for Army registrations and have adversely impacted accounts receivable balances and cash flow from operations. As of December 31, 2021, approximately $27.0 million, of which $18.2 million is older than 60 days from the course start date, was due from the Army due to the disruption associated with the transition to ArmyIgnitED. We cannot predict when this disruption will be completely resolved and the Army’s systems fully operational or the timing of expected cash receipts from the Army.

We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. We believe our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt and interest obligations, and planned capital expenditures for the next 12 months and the foreseeable future. For more on our material cash requirements from known contractual and other obligations, please refer to “Contractual Obligations” below.

Our operating expenditures may increase in future periods as we continue to invest in the modernization of our information technology systems, advertising, and other expenditures. For the years ended December 31, 2019, 2020 and 2021, we incurred approximately $2.1 million, $5.9 million, including $0.3 million of capital costs, and $6.0 million, respectively, of information technology costs related to our multi-year technology transformation program, focusing on specific information technology projects, including replacements of our learning management and customer relationship management systems. APUS completed the migration of all students to the new learning management system in the first quarter of 2021, and completed the first phases of the implementation of the new customer relationship management system in January 2022. APUS will continue to evaluate the Partnership At a Distance™, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system as well.

Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the maintenance of existing campuses at RU and HCN, the opening of new campuses at RU and HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may continue to be elevated or increase as we continue the integration of RU and the integration of GSUSA, and continue to evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We also expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. For the years ended December 31, 2020 and 2021, we incurred approximately $4.3 million and $7.6 million, respectively, of acquisition-related expenses, which are included in general and administrative expenses on the Consolidated Statements of Income.

We raised additional capital to finance the Rasmussen Acquisition, as discussed below, and we may also need additional capital in the future, including to finance other business acquisitions and investments in technology or to achieve growth or fund other business initiatives. In February 2021, we filed a shelf registration statement in order to help facilitate potential public offerings of up to $300 million of our securities. On March 1, 2021, we completed an underwritten public offering of 3,680,000 shares of our common stock at a price to the public of $25.00 per share for net proceeds of approximately $86.2 million, after deducting underwriting discounts and commissions and offering expenses, and we have approximately $213.8 million of room available under our shelf registration statement for future offerings.

Acquisition of Rasmussen University

In connection with the completion of the Rasmussen Acquisition, on the Closing Date, we entered into a Credit Agreement with Macquarie Capital Funding LLC, as administrative agent and collateral agent, Macquarie Capital (USA) Inc., and Truist Securities, Inc. as joint lead arrangers and bookrunners, and a syndicate of lenders, or the Lenders and, pursuant to the Credit Agreement, the Lenders provided us with (i) the $175.0 million Term Loan, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or together with the Term Loan, the Facilities. We paid a portion of the consideration for the Rasmussen Acquisition with proceeds from the Term Loan. For more information on the Facilities and their terms, please refer to “Note 8. Long-Term Debt” included in the Consolidated Financial Statements in this Annual Report.

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

Acquisition of Graduate School USA

On August 11, 2021, we announced that we had entered into an agreement to acquire substantially all of the assets of Graduate School USA, or GSUSA, one of the largest providers of training to the federal government workforce, for approximately $1.0 million, subject to working capital adjustments. We closed on this acquisition on January 1, 2022.

Operating Activities
Net cash provided by operating activities was $44.8 million and $16.3 million in 2020 and 2021, respectively. The decrease in cash from operating activities is primarily due to the timing of the Rasmussen Acquisition. RU receives the majority of its cash receipts during the first month of each fiscal quarter while disbursements occur throughout the quarter. Pursuant to the terms of the Rasmussen Acquisition, the seller in the transaction retained substantially all of the cash held by RU on the Closing Date. Accordingly, from the Closing Date through September 30, 2021, and continuing through mid-October when RU entered into its TPPPA, APEI funded the majority of RU’s operations. Cash flow from operating activities also decreased due to changes in working capital due to the timing of receipts and payments, and higher estimated tax payments in 2021 compared to the prior year. Tax payments for income taxes were approximately $5.9 million in 2020 compared to $7.5 million in 2021. The following changes in working capital accounts had a negative impact on operating cash flow for the year ended December 31, 2021, as compared to the prior year period: deferred revenue of $27.7 million due to the acquisition of RU occurring during the quarterly and academic third quarter term; accounts payable, accrued compensation and benefits, and accrued liabilities of $5.2 million due in part to higher incentive-based compensation payments in the current year period; and changes in accounts receivable primarily due to the disruption caused by the Army’s transition to the ArmyIgnitED system. Disruptions related to the Army’s transition to a new system for soldiers to use to request TA have adversely impacted APUS’s ability to invoice the Army for Army registrations and may impact future accounts receivable balances and cash flow from operations. As of December 31, 2021, approximately $27.0 million, of which $18.2 million is older than 60 days from the course start date, was due from the Army due to the disruption caused by the transition to ArmyIgnitED.

Investing Activities
Net cash used in investing activities was $4.2 million and $336.7 million in 2020, and 2021, respectively. This increase was primarily related to the $325.5 million of cash used for the Rasmussen Acquisition, as well as increases in capital expenditures. The increase in capital expenditures was primarily due to the inclusion of our RU Segment capital expenditures from the Closing Date through December 31, 2021 of $6.0 million.

Financing Activities
Net cash used in financing activities was $15.7 million in 2020, compared to $242.3 million of net cash provided by financing activities in 2021. The increase in cash provided by financing activities in 2021 was due to our underwritten public offering of common stock for aggregate net proceeds of approximately $86.2 million and proceeds of $175.0 million from the Term Loan in connection with the Rasmussen Acquisition, partially offset by debt issuance costs of $13.6 million. For the year ended December 31, 2020, we used $13.6 million to repurchase shares of our common stock in accordance with our share repurchase program. There were no share repurchases for the year ended December 31, 2021.

Contractual Obligations
Long-term debt

We have long-term debt outstanding under the Credit Agreement of $172.8 million as of December 31, 2021. Principal payments payable in 2022 are $8.8 million. Interest payable of $10.6 million is due in 2022, assuming the variable rate as of December 31, 2021. For more information on the timing and amount of our future principal and interest payments, please refer to “Note 8. Long-Term Debt” included in the Consolidated Financial Statements in this Annual Report.

Operating lease obligations

We have operating leases for office space and campus facilities. As of December 31, 2021 we had lease payment obligations of $108.0 million, with $16.0 million payable in 2022. In connection with the acquisition of GSUSA on January 1, 2022, we have also assumed an operating lease obligation in the aggregate of $50.0 million over 15 years for GSUSA’s Washington, D.C., headquarters facility. For more information on the timing and amount of our future lease obligations, please refer to “Note 7. Leases” included in the Consolidated Financial Statements in this Annual Report.

Other purchase obligations

Our other purchase obligations primarily consist of non-cancelable obligations primarily for marketing and IT services. As of December 31, 2021, we had other purchase obligations of $62.8 million, with $25.4 million payable in 2022. The majority of purchase obligations are related to service agreements entered into by RU prior to the Closing Date with Collegis to provide marketing and IT services and that expire September 30, 2024. The total minimum value of the service contracts over the remaining approximately three-year period is approximately $52.7 million.

Impact of Inflation
We do not believe that inflation had a material impact on our results of operations in 2020 or 2021. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market value of future investments. We invest our excess cash in bank deposit accounts, money market funds invested in federal securities and short-term U.S. Treasury bills with original maturities of three months or less when purchased.
Market Risk
We had no material derivative financial instruments or derivative commodity instruments as of December 31, 2021. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk
We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates. For example, during the year ended December 31, 2021, we have experienced a significant decrease in interest rates, and we expect a continued reduction in interest income on our invested funds. At December 31, 2021, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.
In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The interest rate cap agreement provides us with interest rate protection in the event the LIBOR rate increases above 2% and has a January 2025 termination date. As of December 31, 2021, the interest rate cap agreement hedged $87.5 million of principal under the Term Loan. For every 100 basis points increase in LIBOR, we would incur an incremental $1.7 million in interest expense per year, excluding any impact offset from the interest rate cap agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
American Public Education, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Acquisition of Rasmussen University — Refer to Note 3 to the financial statements

Critical Audit Matter Description

As discussed in Note 3 of the financial statements, the Company acquired Rasmussen University on September 1, 2021 for a total purchase price of $325.5 million. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, resulting in goodwill of approximately $216.9 million.

Given the significant estimates and assumptions made by management to estimate the fair value of net identifiable assets and the sensitivity of the estimated fair value to changes in those estimates and assumptions, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions utilized in its fair value analysis, particularly the revenue growth rates and the selection of discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists. These assumptions related to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

As part of the acquisition of Rasmussen we assessed the reasonableness of managements assumptions used to determine the purchase price allocated to identifiable assets. The fair value of the identified intangible assets including the trade name, student roster, and lead conversions were determined using the income-based approach. The fair value of curricula and accreditation, licensing, and Title IV identified intangible assets were determined using the cost approach.

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of internal controls over management’s valuation analysis, including those over the forecasts of future sales and selection of the discount rate.

To test the estimated fair value of the net identifiable assets, we evaluated the appropriateness of the valuation methodologies utilized and evaluated the reasonableness of the significant assumptions, such as growth rates, by comparing management’s estimates with:

▪Historical results;
▪internal communications to the Company’s management and the board of directors; and
▪forecasted information included in the Company’s press releases as well as in analyst and industry reports of the Company and companies in its peer group.

With the assistance of our fair value specialists, we evaluated the valuation methodology and discount rates used, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

McLean, VA
March 2, 2022

We have served as the Company's auditor since 2018.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets

	As of December 31,
	2020	2021
	(In thousands)
Assets
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$227,686	$149,627
Accounts receivable, net of allowance of $5,983 in 2020 and $11,396 in 2021.	17,652	36,026
Prepaid expenses	6,472	11,681
Income tax receivable	—	5,303
Total current assets	251,810	202,637
Property and equipment, net	68,434	102,417
Operating lease assets, net	8,743	77,943
Intangible assets, net	3,721	85,082
Goodwill	26,563	243,486
Other assets, net	11,747	14,043
Total assets	$371,018	$725,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,757	$13,497
Accrued compensation and benefits	15,660	15,131
Accrued liabilities	10,967	10,819
Deferred revenue and student deposits	22,104	21,776
Income tax payable	178	—
Operating lease liabilities, current	2,392	13,705
Long-term debt, current	—	8,750
Total current liabilities	55,058	83,678
Operating lease liability, long term	6,455	69,488
Deferred income taxes	2,580	5,059
Long-term debt, net	—	151,771
Total liabilities	64,093	309,996
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized shares - 10,000; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized shares - 100,000; 14,809 issued and outstanding in 2020; 18,709 issued and outstanding in 2021	148	187
Additional paid-in capital	195,597	286,385
Accumulated other comprehensive income	—	108
Retained earnings	111,180	128,932
Total stockholders’ equity	306,925	415,612
Total liabilities and stockholders’ equity	$371,018	$725,608
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income

	Year Ended December 31,
	2019	2020	2021
	(In thousands, except per share amounts)
Revenue	$286,270	$321,785	$418,803
Costs and expenses:
Instructional costs and services	111,916	122,161	172,622
Selling and promotional	60,028	72,989	93,317
General and administrative	78,082	88,043	103,379
Loss on disposals of long-lived assets	556	851	1,282
Impairment of goodwill	7,336	—	—
Depreciation and amortization	15,596	12,984	17,832
Total costs and expenses	273,514	297,028	388,432
Income from operations before interest and income taxes	12,756	24,757	30,371
Interest income (expense)	3,908	1,092	(4,277)
Income from operations before income taxes	16,664	25,849	26,094
Income tax expense	5,187	7,020	7,511
Equity investment loss	(1,464)	(7)	(831)
Net income	$10,013	$18,822	$17,752
Net income per common share:
Basic	$0.62	$1.27	$0.98
Diluted	$0.62	$1.25	$0.97
Weighted average number of shares outstanding:
Basic	16,094	14,876	18,085
Diluted	16,255	15,047	18,255
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income

	2019	2020	2021
	(In thousands)
Net income	$10,013	$18,822	$17,752
Other comprehensive income, net of tax:
Unrealized gain on hedging derivatives, net of taxes	—	—	108
Comprehensive income	$10,013	$18,822	$17,860

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity

(In thousands)
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2018	16,425	$164	$187,172	—	$133,930	$321,266
Issuance of common stock under employee benefit plans	252	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(83)	(1)	(2,509)	—	—	(2,510)
Stock-based compensation	—	—	5,960	—	—	5,960
Repurchased and retired shares of common stock	(1,416)	(14)	—	—	(37,982)	(37,996)
Net income	—	—	—	—	10,013	10,013
Balance as of December 31, 2019	15,178	152	190,620	—	105,961	296,733
Issuance of common stock under employee benefit plans	258	2	(2)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(79)	(1)	(2,096)	—	—	(2,097)
Stock-based compensation	—	—	7,075	—	—	7,075
Repurchased and retired shares of common stock	(548)	(5)	—	—	(13,603)	(13,608)
Net income	—	—	—	—	18,822	18,822
Balance as of December 31, 2020	14,809	148	195,597	—	111,180	306,925
Issuance of common stock in public offering	3,680	37	86,168	—	—	86,205
Issuance of common stock under employee benefit plans	319	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(99)	(1)	(3,031)	—	—	(3,032)
Stock-based compensation	—	—	7,654	—	—	7,654
Unrealized gain on hedging derivatives, net of taxes	—	—	—	108	—	108
Net income	—	—	—	—	17,752	17,752
Balance as of December 31, 2021	18,709	$187	$286,385	$108	$128,932	$415,612
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2020	2021
	(In thousands)
Operating activities
Net income	$10,013	$18,822	$17,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,596	12,984	17,832
Amortization of debt issuance costs	—	—	885
Stock-based compensation	5,960	7,075	7,654
Equity investment loss	1,464	7	831
Deferred income taxes	(1,973)	(811)	5,530
Loss on disposal of long-lived assets	556	851	1,282
Impairment of goodwill	7,336	—	—
Other	145	24	15
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	2,734	(6,327)	(7,637)
Prepaid expenses	(1,149)	320	(614)
Income tax receivable/payable	(859)	1,935	(5,481)
Operating lease assets, net	120	(16)	2,606
Other assets	550	(165)	(1,517)
Accounts payable	(5,564)	(86)	8,026
Accrued compensation and benefits	653	1,907	(3,406)
Accrued liabilities	3,672	3,612	(4,432)
Deferred revenue and student deposits	(884)	4,678	(23,061)
Net cash provided by operating activities	38,370	44,810	16,265
Investing activities
Cash paid for acquisition, net of cash acquired	—	—	(325,509)
Capital expenditures	(7,255)	(4,926)	(11,828)
Proceeds from the sale of real property	—	767	672
Net cash used in investing activities	(7,255)	(4,159)	(336,665)
Financing activities
Cash paid for repurchase of common/restricted stock	(40,506)	(15,705)	(3,032)
Cash received from issuance of common stock	—	—	86,205
Cash paid for principal on borrowings	—	—	(2,188)
Cash received from borrowings	—	—	175,000
Cash paid for debt issuance costs	—	—	(13,644)
Net cash used in financing activities	(40,506)	(15,705)	242,341
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,391)	24,946	(78,059)
Cash, cash equivalents, and restricted cash at beginning of period	212,131	202,740	227,686
Cash, cash equivalents, and restricted cash at end of period	$202,740	$227,686	$149,627
Supplemental disclosures of cash flow information
Interest paid	$—	$—	$3,676
Income taxes paid	$8,019	$5,898	$7,464
The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
Note 1. Nature of Business
    American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education to students through the following subsidiary institutions:

•American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC, as an Open Pathways institution.

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, a nursing- and health sciences-focused institution, provides postsecondary education to students at its 23 campuses across six states and online. The Company completed the acquisition of Rasmussen University, or the Rasmussen Acquisition, on September 1, 2021, or the Closing Date. Please refer to “Note 3. Acquisition Activity” for more information on this acquisition. The Consolidated Financial Statements do not include the operating results or financial position of RU for any periods prior to the Closing Date. RU is institutionally accredited by HLC as an Open Pathways institution.

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

    The Company’s institutions are licensed or otherwise authorized to offer postsecondary education programs by state authorities to the extent the institutions believe such licenses or authorizations are required, and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs. During the third quarter of 2021, the Company revised its reportable segments, as discussed further in “Note 14. Segment Information”. Prior period segment disclosures have been restated to conform to the current period presentation.

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

Note 2. Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:
Basis of presentation and accounting. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Certain prior year amounts have been reclassified for comparative purposes to conform with the 2021 presentation. Specifically, at December 31, 2021, Intangible assets, net are presented on the Consolidated Balance Sheet as a separate financial statement line item, and investments are no longer separately presented and are now presented in other assets, net. Prior to December 31, 2021, intangible assets, net, were presented in other assets, net on the Consolidated Balance Sheet, and investments were presented as a separate financial statement line item.

Business combinations. The Company accounts for business combinations in accordance with FASB, ASC 805, Business Combinations, which requires the acquisition method to be used for all business combinations. Under ASC 805, the assets and liabilities of an acquired company are reported at business fair value along with the fair value of acquired intangible assets at the date of acquisition. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed, and the fair value assigned to identifiable intangible assets.

On September 1, 2021, the Company completed the Rasmussen Acquisition. Accordingly, the financial results of the Company as of and for any periods ended prior to September 1, 2021 do not include the financial results of RU and therefore are not directly comparable.
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
Cash and cash equivalents. The Company considers all short-term highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits with financial institutions, money market funds, and U.S. Treasury bills. Cash and cash equivalents are Level 1 assets in the fair value reporting hierarchy.
Restricted cash. Cash and cash equivalents include funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Cash and cash equivalents also includes amounts to secure letters of credit, including $24.2 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of the ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.6 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2021, excluding the restricted certificates of deposit, was $1.2 million and $2.2 million, respectively. Total restricted cash as of December 31, 2020 and 2021 is $1.2 million and $27.0 million, respectively.

Accounts receivable. The Company accounts for receivables in accordance with FASB ASC 310, Receivables. Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments upon enrollment or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or tuition assistance programs that remit payments directly to the subsidiary. HCN also offers an extended payment plan option.
When a student remits payment after a course or term has begun, accounts receivable is reduced. If payment is made prior to the start of a course or term, the payment is recorded as a student deposit, and the student is provided access to the online classroom when courses start, in the case of APUS, or allowed to start the term, in the case of RU and HCN. If a payment option is confirmed, the student is allowed to start the course or term. Generally, if no receipt is confirmed or payment option secured, the student will be dropped from the online course or not allowed to start the term. Therefore, billed amounts represent charges that have been prepared and sent to students or the applicable third-party payor according to the terms agreed upon in advance.
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

Property and equipment. All property and equipment is carried at cost less accumulated depreciation, except the acquired assets of RU, which were recorded at fair value at the Closing Date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvement depreciation is calculated on a straight-

line basis over the lesser of the estimated useful life of the asset or the term of the lease. For tax purposes, different methods are used. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.
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
    Leases. The Company accounts for lease arrangements in accordance with FASB ASC 842, Leases. The Company determines if there is a lease at inception. Operating lease assets are right-of-use, or ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheets as of December 31, 2020 and 2021. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments and excludes lease incentives. The Company has elected the following practical expedients and elected the following accounting policies related to this standard:

•carry forward of historical lease classification;

•short-term lease accounting policy election allowing lessees to not recognize ROU assets and lease liabilities for leases with a term of 12 months or less; and

•not to separate lease and non-lease components for office space and campus leases.

Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and in 2018 adopted Accounting Standards Update, or ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company annually assesses goodwill for impairment, or more frequently if events and circumstances indicate that goodwill might be impaired. The Company’s goodwill and intangible assets are deductible for tax purposes.

In connection with the Company’s September 1, 2021 acquisition of RU, the Company recorded $217.2 million of goodwill, representing the excess of the purchase price over the amount assigned to the assets acquired, and the fair value assigned to intangible assets and liabilities assumed. The Company also recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million respectively, which includes trade name, accreditation, licensing and Title IV, and recorded $35.5 million respectively, of identified intangible assets with a definite useful life which includes student roster, curricula, and lead conversions.

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

The Company completed its annual assessment of goodwill as of October 31, 2021 and concluded that HCN’s fair value was more than the carrying value. This annual assessment concluded that the fair value of HCN exceeded the carrying value by approximately $20.1 million, or 51.8%.

The Company evaluated events and circumstances related to the valuation of goodwill through the year ended December 31, 2021 and determined there were no indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic.

Indefinite-lived intangible assets are tested at least annually for impairment by comparing the fair value of the asset to the carrying value. Interim and annual testing concluded that the indefinite-lived assets were not impaired.

For additional details regarding goodwill and indefinite-lived intangible assets, please refer to “Note 6. Goodwill and Intangible Assets” below in these Consolidated Financial Statements.

Valuation of long-lived assets. The Company accounts for the valuation of long-lived assets under FASB ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.

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
    The Company’s equity investments are included in other assets on the accompanying Consolidated Balance Sheets.

Derivatives and Hedging. Derivative financial instruments are recorded on the Consolidated Balance Sheet as assets or liabilities and re-measured at fair value at each reporting date. For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.

Self-Insured Liabilities. RU has a partially self-insured health plan, or the Plan, for employee health benefits and records self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. The Plan carries insurance with a yearly loss limit per person of $225,000 and a maximum claims expense of 125% of the average claim value. Self-insurance liabilities for employee health benefits claims are recorded in the accrued compensation and benefits line item of the Consolidated Balance Sheet and are $1.0 million as of December 31, 2021.
Deferred revenue and student deposits. Deferred revenue and student deposits at December 31, 2020 and 2021 was $22.1 million and $21.8 million, respectively. Deferred revenue includes payments that have been received from students for courses or terms that are still in process and student deposits represent cash received from students prior to the commencement of a course or term and are refundable to the student in the event the student withdrawals before the start of the course or term. Student deposits at December 31, 2020 and 2021 were $8.4 million and $8.9 million, respectively.
Revenue recognition. The Company recognizes revenue in accordance with accounting standard, ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when evidence of a contract exists, delivery has occurred or as instructional services are delivered, the price is determinable, and collectability is reasonably assured. Revenue from fees is recognized as information or services are delivered to students, assuming all other revenue recognition criteria are met. For additional information regarding revenue recognition, please refer to “Note 4. Revenue” below in these Consolidated Financial Statements.

The Company provides scholarships and grants and, in the case of APUS, technology fee grants to certain students to assist them financially and promote their enrollment. Scholarship assistance and technology fee grants of $26.1 million, $45.6 million, and $54.6 million were provided for the years ended December 31, 2019, 2020 and 2021, respectively, and are included as a reduction to revenue in the accompanying Consolidated Statements of Income.
Advertising costs. Advertising costs are expensed as incurred during the year. Advertising expenses for the years ended December 31, 2019, 2020 and 2021 were $40.9 million, $51.3 million, and $60.3 million, respectively, and are included in selling and promotional expenses in the accompanying Consolidated Statements of Income.
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
Under ASC 740, the Company is required to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined more likely than not to not be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. An uncertain tax position is reversed if it no longer meets the more likely than not threshold of being sustained. There were no material uncertain tax positions as of December 31, 2019, 2020 or 2021. The Company has not recorded any material interest or penalties during any of the years presented.
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

Judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, or PSUs, the level of performance that will be achieved and the number of shares that will be earned. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on the Company’s consolidated financial statements. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under ASC 718. For additional information regarding stock-based compensation, please refer to “Note 11. Stockholders’ Equity” in these Consolidated Financial Statements.

Common Stock: On March 1, 2021, the Company completed an underwritten public offering of 3,680,000 shares of its common stock at a price to the public of $25.00 per share for net proceeds of approximately $86.2 million, after deducting underwriting discounts and commissions and other offering expenses.

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
Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

    The Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued liabilities are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The valuation of the interest rate cap is measured as the present value of all expected future cash flows based on the LIBOR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty. As such, the Company’s interest rate cap falls within Level 2 of the fair value hierarchy. The carrying value of long-term debt approximates fair value as it is based on a variable rate index.

Concentration of credit risk. The Company maintains its cash, cash equivalents, and restricted cash in bank deposit accounts with various financial institutions. Cash, cash equivalents, and restricted cash balances may exceed the FDIC insurance limit. The Company has historically not experienced any losses in such accounts.

Recent Accounting Pronouncements. The Company considers the applicability and impact of all ASUs. ASUs issued but not listed were assessed and determined to be either not applicable or expected to have minimal impact on its consolidated financial position and/or results of operations.

Note 3. Acquisition Activity

On September 1, 2021, the Company completed the Rasmussen Acquisition. The Rasmussen Acquisition was completed pursuant to a Membership Interest Purchase Agreement, or the Purchase Agreement, dated October 28, 2020, by and among the Company, FAH Education, LLC, or Seller, Rasmussen, LLC, or Rasmussen, and Rasmussen College, LLC, or Rasmussen College, a wholly owned subsidiary of Rasmussen.

Pursuant to the Purchase Agreement, on the Closing Date, the Company purchased from Seller all membership interests in RU for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, and net of cash acquired, of $325.5 million in cash. Upon completion of the Rasmussen Acquisition, Rasmussen merged into Rasmussen College and Rasmussen College became a wholly owned subsidiary of the Company.

The Company applied the acquisition method of accounting to the Rasmussen Acquisition, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable assets and liabilities assumed was allocated to goodwill. Goodwill reflects the fair value associated with the RU workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the acquisition was allocated to the RU reportable segment in the amount of $216.9 million and is deductible for tax purposes.

For the year ended December 31, 2021, the Company incurred approximately $6.3 million of acquisition-related expenses, respectively, which are included in general and administrative on the Consolidated Statements of Income.

The preliminary opening balance sheet is subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and goodwill. The Company has up to one year from the Closing Date, or the measurement period, to complete the allocation of the purchase price. As the Company finalizes its assessment of the fair values of certain acquired assets and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur. During the fourth quarter of 2021, the Company recorded a $0.3 million reduction in goodwill recorded in connection with the RU Acquisition.

The following table summarizes the components of the estimated consideration along with the purchase price allocation (in thousands):

Purchase Price Allocation	Amount
Cash and cash equivalents	$329,000
Working capital adjustment and additional cash contributions	1,826
Total consideration	330,826

Assets acquired:
Cash and cash equivalents	5,200
Accounts receivable	10,700
Prepaid expenses	4,600
Property and equipment, net	36,996
Operating lease assets	75,800
Deferred tax asset	3,049
Intangible assets	86,500
Other assets	600
Total assets acquired	223,445

Liabilities assumed:
Accounts payable	1,200
Accrued expenses	6,142
Deferred revenue	22,700
Operating lease liabilities, current	11,200
Operating lease liabilities, long-term	67,000
Other liabilities	1,300
Total liabilities assumed	109,542
Net assets acquired	113,903
Goodwill	$216,923

The fair value of the identified intangible assets, including the trade name, student roster, and lead conversions were determined using the income-based approach. The fair value of curricula and accreditation, licensing, and Title IV identified intangible assets were determined using the cost approach. The table below presents a summary of intangible assets acquired and the useful lives of these assets (in thousands):

Intangible Assets	Useful life	Amount
Trade name	Indefinite	26,500
Accreditation, licensing and Title IV	Indefinite	24,500
Student roster	2 years	20,000
Curricula	3 years	14,000
Lead conversions	2 years	1,500
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

	Year Ended December 31,
	2020	2021
	(Unaudited)
Revenue	$583,330	$600,984
Net Income	25,876	21,933

Graduate School USA

On August 11, 2021, the Company announced that it had entered into an agreement to acquire substantially all of the assets of Graduate School USA, or GSUSA, one of the largest providers of training to the federal government workforce, for approximately $1.0 million. On January 1, 2022, the Company completed its acquisition of GSUSA.

Note 4. Revenue

    The following is a description of principal activities from which the Company generates its revenue.

    Instructional services. Instructional services revenue includes tuition, technology, and laboratory fees. The Company generally recognizes revenue ratably as instructional services are provided over the period or term, which is, for APUS, either an eight- or sixteen-week period, and for RU and HCN, a quarterly term. Tuition is charged by course or term, technology fees are charged to APUS students on a per course basis, and technology and laboratory fees are charged to RU and HCN students on a per term basis, when applicable. Generally, instructional services are billed when a course or term begins and paid within thirty days of the bill date.

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

    Textbook and other course material fees. Textbook and other course materials revenue represent fees related to the sale of textbooks and other course materials to RU and HCN students. Revenue is recognized at the beginning of the term when the textbooks and other course materials fees are billed. Payment is generally received within thirty days of the bill date. Sales tax collected from students on the sale of textbooks and other course materials is excluded from revenue.

    Other fees. Other fees revenue represents one-time, non-refundable fees such as application, enrollment, transcript, and other miscellaneous fees. Generally, other fees revenue is recognized when the fee is charged to the student, which coincides with the completion of the specific performance obligation to the student.

    APUS provides an APUS-funded tuition grant to support students who are U.S. Military active-duty service members, National Guard members, reservists, military spouses and dependents, and, until January 2020, veterans, as well as a grant to cover the technology fee for students using TA.

RU provides a RU-funded military grant pursuant to which active duty servicemembers receive reduced tuition of $167 per credit hour. In addition, National Guard, Reserve, retired military and veterans enrolling in a degree, Diploma or Certificate program are eligible for a 10% tuition grant through RU. RU also extends the grant to eligible spouses and dependents of active duty military, retired military and veterans.

APUS, RU, and HCN also provide grants and scholarships to certain students to assist them financially with their educational goals.

For the years ended December 31, 2020 and 2021, there were no material adverse impacts to revenue, deferred revenue, or accounts receivable due to the COVID-19 pandemic.

Disaggregation of Revenue
    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Year Ended December 31, 2019
	APUS	RU	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$255,130	$—	$25,369	$(259)	$280,240
Graduation fees	1,138	—	—	—	1,138
Textbook and other course materials	—	—	3,650	—	3,650
Other fees	782	—	460	—	1,242
Total Revenue	$257,050	$—	$29,479	$(259)	$286,270

	Year Ended December 31, 2020
	APUS	RU	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$283,827	$—	$30,346	$(243)	$313,930
Graduation fees	1,336	—	—	—	1,336
Textbook and other course materials	—	—	5,197	—	5,197
Other fees	775	—	548	(1)	1,322
Total Revenue	$285,938	$—	$36,091	$(244)	$321,785

	Year Ended December 31, 2021
	APUS	RU	HCN	Intersegment	Consolidated
Instructional services, net of grants and scholarships	$281,689	$74,515	$38,569	$(183)	$394,590
Graduation fees	1,309	—	—	—	1,309
Textbook and other course materials	—	13,461	6,695	—	20,156
Other fees	702	1,507	539	—	2,748
Total Revenue	$283,700	$89,483	$45,803	$(183)	$418,803

The RU Segment reflects the operations of RU, which was acquired on the Closing Date, through December 31, 2021. The Company did not consolidate the financial results of the RU Segment prior to the Closing Date.

The APUS Segment charges the HCN Segment and corporate employees for the value of courses taken at APUS. The intersegment elimination represents the elimination of this intersegment revenue in consolidation.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of December 31, 2021.
    The Company recognizes a contract liability, or deferred revenue, when a student begins an online course, in the case of APUS, or starts a term, in the case of RU and HCN, and revenue is recognized as described earlier in this footnote. Deferred revenue at December 31, 2020 was $22.1 million and includes $13.7 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.4 million in consideration received in advance for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2021 was $21.8 million and includes $12.9 million in future revenue that has not yet been earned for courses and terms that are in progress as well as $8.9 million in student deposits.

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
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS and RU do not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student leaves the payment plan program upon graduation or exit of the program. Interest charged by HCN on payment plans was not material for the periods presented.
Refund Policies
The Company provides a stated period of time during which students may withdraw from a course for APUS, or a term for RU and HCN, without further financial obligation resulting in a refund liability. The refund policy for each subsidiary is as follows:

American Public University System

APUS’s tuition revenue varies from period to period based on the number of students enrolled, the number of net course registrations, the volume of undergraduate versus graduate registrations, and student payor source. Students may remit tuition payments through the online registration process upon enrollment or they may elect various payment options, including payments by sponsors, alternative loans, financial aid, or TA, which remits payments directly to APUS. If one of the various other payment options is confirmed as secured, the student is allowed to start the course. These other payment options can delay the receipt of payment up until the course starts or longer, resulting in the recording of an account receivable at the beginning of each session. Tuition revenue that has not yet been earned by APUS is presented as deferred revenue in the accompanying Consolidated Balance Sheets.

APUS refunds 100% of tuition for courses that are dropped before the conclusion of the week of a course, 75% for courses dropped during week two, and a 50% refund for courses dropped during weeks three and four. No refund is given for courses dropped during weeks five through eight. For sixteen-week courses, APUS refunds 100% of tuition for courses that are dropped before the conclusion of the first two weeks of a course, 75% for courses dropped during weeks three and four, and 50% for courses dropped during weeks five through eight. No refund is given for courses dropped during weeks nine through sixteen. Students affiliated with certain organizations may have an alternate refund policy. The Company does not recognize revenue for dropped courses.

If a student withdraws during the academic term, APUS calculates the portion of instructional services and technology fees that are non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.
Rasmussen University
RU’s tuition revenue varies from period to period based on the number of students enrolled and the program type in which they are enrolled. Students may remit tuition payments upon enrollment, or they may elect various payment options that can delay receipt of payment up until the term starts or longer. These other payment options include payments by sponsors, financial aid, and alternative loans.
Generally, financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the second week of the term. Tuition revenue that has not yet been earned by RU is presented as deferred revenue in the accompanying Consolidated Balance Sheet.

RU allows students to withdraw from a term with no financial obligation through the end of the first week of the term. Any student withdrawals during the second week of the term through the 60% point of the term result in a prorated tuition refund. There are no refunds after the 60% of the term. If a student withdraws during the term, RU calculates the portion of tuition that is non-refundable based on the tuition refund policy and the applicable state laws. RU recognizes the non-refundable tuition as revenue in the period the withdrawal occurs.
Hondros College of Nursing
HCN’s tuition revenue varies from period to period based on the number of students enrolled and the program type in which they are enrolled. Students may remit tuition payments upon enrollment, or they may elect various payment options that can delay receipt of payment up until the term starts or longer. These other payment options include payments by sponsors, financial aid, and alternative loans. HCN offers its students an extended payment plan option designed to assist students with educational costs consisting of tuition, textbooks, and fees. The extended payment plan option is only available after all other student financial assistance has been applied to those costs. The payment plan requires monthly payments while the student is enrolled in a program and extends for a period up to six months after the last day of attendance or graduation. To the extent interest is applied, it is generally fixed and does not accrue until the student departs the program or graduates. The extended payment plan option does not impose any origination fees. Borrowers are advised about the terms of the loans and counseled to use all federal funding options. In addition, beginning January 1, 2020, HCN began offering an institutional grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources. HCN awarded approximately $0.2 million and $0.6 million of institutional grants during the years ended December 31, 2020 and 2021, respectively.

Generally, financial aid is awarded prior to the start of the term and requests for authorization of disbursement begin in the second week of the term. Tuition revenue that has not yet been earned by HCN is presented as deferred revenue in the accompanying Consolidated Balance Sheets.
    HCN’s refund policy for Ohio campuses complies with the rules of the Ohio State Board of Career Colleges and Schools and is applicable to each term. For a course with an on-campus or other in-person component, the date of withdrawal is determined by a student’s last attended day of clinical offering, laboratory session, or lecture. For an online course, the date of withdrawal is determined by a student’s last submitted assignment in the course. HCN refunds 100% of tuition for courses that are dropped before the first full calendar week of the quarter, 75% for courses dropped during the first full calendar week of the quarter, 50% refund for courses dropped during the second full week of the quarter and a 25% refund for courses dropped during the third full calendar week of the quarter. No refund is given for all withdrawals after the third full calendar week of the quarter.

HCN’s refund policy for the Indiana campus complies with the rules of the Indiana Board of Proprietary Education and is determined based upon percentage of completion of the assignments. If a student withdrawals within six days of signing the contract, a full refund of any money paid will be issued and there will be no further obligation owed from the student. Once the student completes 75% of the assignments, the student is responsible for the full amount of tuition. A portion of the tuition will be refunded if a student withdraws after six days of signing the contract and prior to completing 75% of the assignments.

If a student withdraws during the term, HCN calculates the portion of tuition that is non-refundable based on the tuition refund policy and recognizes it as revenue in the period the withdrawal occurs.

Refund Liability
APUS uses the portfolio approach and applies the expected value method to determine if a refund liability exists. This requires management judgment and the use of estimates and historical data to assess the likelihood and magnitude of a revenue reversal due to a refund liability. Due to the short duration of the courses, and the refund policy described above, any uncertainty regarding a student’s withdrawal is resolved in a short time period. Based on measurement and analysis, the Company determined that a significant reversal in the cumulative amount of revenue recognized is not expected. The Company includes this estimate in the transaction price. The refund liabilities for APUS, included in deferred revenue, are not material for all periods presented. APUS updates the measurement of the refund liability at the end of each reporting period for changes in expectations, and if the reversal becomes significant, recognizes corresponding adjustments to revenue.

Because RU and HCN’s terms coincide with the Company’s fiscal quarter period, there are no refund liabilities as of December 31, 2020 and 2021 for RU or HCN.

Note 5. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful Life	2020	2021
		(in thousands)
Land	—	$9,019	$8,952
Building and building improvements	15 - 39 years	53,309	51,936
Leasehold improvements	up to 15 years	1,569	30,342
Office equipment	5 years	587	1,139
Computer equipment	3 - 5 years	20,227	22,509
Furniture and fixtures	5 - 7 years	8,447	15,433
Other capital assets	5 years	150	168
Software development	3 - 5 years	89,320	79,088
Program development	3 years	13,370	11,062
		195,998	220,629
Accumulated depreciation and amortization		127,564	118,212
		$68,434	$102,417
    The Company disposed of long-lived assets resulting in a loss of $0.6 million, $0.9 million, and $1.3 million during the years ended December 31, 2019, 2020, and 2021, respectively. The disposals and losses were primarily related to assets no longer in use. The losses on long-lived assets are included as loss on disposals of long-lived assets in these Consolidated Financial Statements.

For the years ended December 31, 2020 and 2021, the Company’s APUS Segment sold certain excess real property located in Charles Town, West Virginia, for a net sales price of $0.8 million and $0.7 million, respectively, resulting in a loss on disposals of long-lived assets of $0.4 million and $0.5 million, respectively. The loss was included in loss on disposals of long-lived assets in these Consolidated Financial Statements.

During the years ended December 31, 2019, 2020, and 2021, the Company recorded depreciation expense of $15.3 million, $13.0 million and $12.7 million, respectively.

Note 6. Goodwill and Intangible Assets

    In connection with the Rasmussen Acquisition, the Company applied FASB ASC 805, Business Combinations, using the acquisition method of accounting, and recorded $217.2 million of goodwill, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company previously recorded goodwill in the amount of $38.6 million in connection with its acquisition of HCN, and later recorded impairment charges reducing the carrying value of our goodwill to $26.6 million.

    The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and in 2018 adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company annually assesses goodwill for impairment, or more frequently if events and circumstances, including a review of any impacts related to the COVID-19 pandemic, indicate that goodwill might be impaired. Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

During the year ended December 31, 2019, as a result of circumstances that included HCN’s continued underperformance against revised 2019 internal targets and overall 2019 financial performance, the Company completed interim goodwill impairment tests during the first and third quarters. The implied fair value of goodwill was calculated and compared to the recorded goodwill, and the Company determined the fair value of goodwill was $26.6 million, or $7.3 million less than its carrying value. There was no impairment of the intangible assets. As a result, the Company recorded a pretax, non-cash charge of $7.3 million to reduce the carrying value of its goodwill in the HCN Segment during 2019. There was no impairment of goodwill or the intangible assets during the years ended December 31, 2020 and 2021.

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

For the year ended December 31, 2020, the Company completed its annual assessment of goodwill and concluded that HCN’s fair value was more than the carrying value; consequently, there was no impairment.

For the year ended December 31, 2021, the Company completed its annual assessment of goodwill and concluded that the fair value of HCN exceeded the carrying value by approximately $20.1 million, or 51.8%.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2020 and 2021 are as follows (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill

Goodwill as of December 31, 2019	$—	$—	$26,563	$26,563
Impairment	—	—	—	—
Goodwill as of December 31, 2020	$—	$—	$26,563	$26,563
Goodwill acquired	—	217,203	—	217,203
Impairment	—	—	—	—
Adjustments	—	(280)	—	(280)
Goodwill as of December 31, 2021	$—	$216,923	$26,563	$243,486

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which includes trade name, accreditation, licensing and Title IV, and affiliate agreements, and recorded $35.5 million and $4.4 million, respectively, of identified intangible assets with a definite useful life. At the acquisition dates, the useful life assigned to each type of intangible asset with a definite useful life was as follows:

Useful Life
Student contracts and relationships	6 years
Non-compete agreements	5 years
Curricula	3 years
Lead conversions	2 years
Student Roster	2 years

The future amortization of finite-lived intangible assets is as follows (in thousands):

Future Amortization of Intangibles	Amortization
2022	$15,417
2023	11,833
2024	3,111
Total	$30,361

As of December 31, 2020 and 2021, all HCN Segment recorded identified intangible assets with a definite useful life were fully amortized.

RU Segment Intangible assets consist of the following as of December 31, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$3,333	$16,667
Curricula	14,000	1,556	12,444
Lead Conversions	1,500	250	1,250
Total finite-lived intangible assets	35,500	5,139	30,361
Indefinite-lived intangible assets
Trade name	26,500	—	26,500
Accreditation, licensing and Title IV	24,500	—	24,500
Total indefinite-lived intangible assets	51,000	—	51,000
Total intangible assets	$86,500	$5,139	$81,361

HCN Segment intangible assets consist of the following as of December 31, 2020 and 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Student contracts and relationships	$3,870	$3,870	$—
Curricula	405	405	—
Non-compete agreements	86	86	—
Total finite-lived intangible assets	4,361	4,361	—
Indefinite-lived intangible assets
Trade name	1,998	—	1,998
Accreditation, licensing and Title IV	1,686	—	1,686
Affiliation agreements	37	—	37
Total indefinite-lived intangible assets	3,721	—	3,721
Total intangible assets	$8,082	$4,361	$3,721

Finite-lived intangible assets are amortized in a manner that reflects the estimated economic benefit of the intangible assets. Student roster, curricula, lead conversions and non-compete agreements are amortized on a straight-line basis. Student contracts and relationships were amortized using an accelerated method.

    Determining fair value requires judgment and the use of significant estimates and assumptions, including fluctuations in enrollments, revenue growth rates, EBITDA margins, discount rates, and future market conditions, among others. Given the current competitive and regulatory environment, the impact of COVID-19, and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

Note 7. Leases
    The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

Operating lease assets are ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheets as of December 31, 2020 and 2021. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments and excludes lease incentives.

    Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the years ended December 31, 2019, 2020, and 2021 was approximately $2.6 million, $2.9 million, and $7.5 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the years ended December 31, 2020 and 2021 was $2.9 million and $7.2 million, respectively, and is included in operating cash flows.

    The following tables present information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2021 (dollars in thousands):

Maturity of Lease Liabilities	Lease Payments
2022	$16,036
2023	13,087
2024	11,377
2025	10,150
2026	9,631
2027 and beyond	33,156
Total future minimum lease payments	$93,437
Less imputed interest	(10,244)
Present value of operating lease liabilities	$83,193

Balance Sheet Classification
Operating lease liabilities, current	$13,705
Operating lease liabilities, long-term	69,488
Total operating lease liabilities	$83,193

Other Information
Weighted average remaining lease term (in years)	7.58
Weighted average discount rate	3.1%

The Company leases corporate office space in Maryland under an operating lease that expires in May 2022, and until May 2021, the APUS Segment leased administrative office space in Virginia. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 23 campuses located in six states under operating leases that expire through October 2033. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases six campuses located in Ohio and one campus in Indianapolis, Indiana, under operating leases that expire through June 2029.

Note 8. Long-Term Debt

On the Closing Date, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on the Closing Date and is presented net of the debt issuance costs of $13.1 million in the Consolidated Balance Sheet. The debt issuance costs are being amortized using the effective interest method over the term of the Term Loan. Debt issuance costs of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding on the Revolving Credit Facility at December 31, 2021.

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

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to LIBOR (subject to a 0.75% floor) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility. APEI is also required to make principal payments of the Term Loan on the last day of each quarter, commencing with the quarter ended December 31, 2021, in an amount equal to $2.2 million per quarter.

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

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0. As of December 31, 2021, the Company was in compliance with all debt covenants.

Long-term debt consists of the following as of December 31, 2021 (in thousands):

Credit agreement	$172,813
Deferred financing fees	(12,292)
160,521
Less: Current portion	(8,750)
$151,771

Scheduled maturities of long-term debt at December 31, 2021 are as follows (in thousands):

Maturities of Long-Term Debt	Loan Payments
2022	$8,750
2023	8,750
2024	8,750
2025	8,750
2026	8,750
Thereafter	129,063
Total	$172,813

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

Changes in the fair value of the interest rate cap designated as a hedging instrument that effectively offset the variability of cash flows associated with our variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

At December 31, 2021, the $0.5 million fair value of the interest rate cap is recorded in other assets in the Consolidated Balance Sheets. The unrealized gain of $0.1 million is included within our other comprehensive income.

As of December 31, 2021, the Company expects to reclassify immaterial gains included in accumulated other comprehensive income (loss) into earnings during the next 12 months.

Note 9. Income Taxes
The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021

Current income tax expense:
Federal	$5,803	$5,685	$513
State	1,425	2,146	1,535
	7,228	7,831	2,048
Deferred tax expense:
Federal	(1,766)	(608)	4,948
State	(275)	(203)	515
	(2,041)	(811)	5,463
Income Tax Expense	$5,187	$7,020	$7,511
    The tax effects of principal temporary differences are as follows (in thousands):

	As of December 31,
	2020	2021

Deferred tax assets
Operating lease liability	$2,187	$20,717
Allowance for doubtful accounts	1,487	2,061
Restricted stock	1,573	1,329
Accrued vacation and severance	695	768
Investment	564	774
Other	596	716
Stock option compensation expense	63	159
Net operating loss	—	3,338
Total gross deferred tax assets	7,165	29,862
Valuation allowance	(536)	(743)
Total net deferred tax assets	6,629	29,119
Deferred tax liabilities
Income tax deductible capitalized software development costs	(2,468)	(2,121)
Operating lease asset	(2,161)	(19,442)
Property and equipment	(1,867)	(10,110)
Prepaid expenses	(1,294)	(1,136)
Goodwill and intangibles	(1,419)	(1,302)
Other comprehensive income- unrealized gain on interest rate cap	—	(67)
Total deferred tax liabilities	(9,209)	(34,178)
Deferred tax liabilities, net	$(2,580)	$(5,059)

At December 31, 2021, the Company had net operating loss carryforwards and capital loss carryforwards of $15.9 million and $1.8 million, respectively, which are available to offset future taxable income. The capital loss carryforwards will expire in 2026 while the net operating loss can be carried forward indefinitely. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.

Income tax expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to the application of state apportionment laws, permanent tax differences, and other temporary differences (in thousands):

	Year Ended December 31,
	2019		2020		2021
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$3,192	21.00%	$5,427	21.00%	$5,305	21.00%
State taxes, net	852	5.60%	1,156	4.48%	1,576	6.24%
Permanent differences	244	1.61%	491	1.90%	678	2.68%
Equity-based compensation benefits	371	2.44%	(305)	(1.18)%	(219)	(0.87)%
Post-employment benefits	345	2.27%	(67)	(0.26)%	—	—%
Uncertain tax position	93	0.61%	49	0.19%	—	—%
Valuation allowance	213	1.40%	287	1.11%	206	0.82%
Other	(123)	(0.80)%	(18)	(0.07)%	(35)	(0.14)%
	$5,187	34.13%	$7,020	27.17%	$7,511	29.73%

    Permanent differences in the table above are mainly attributable to executive and stock compensation, minority investment losses, nondeductible meals and entertainment expenses, and non-deductible employer contributions to the American Public Education, Inc. Employee Stock Purchase Plan.

    There were no material uncertain tax positions as of December 31, 2019, 2020, or 2021. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.
The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For U.S. federal and state tax purposes, tax years 2018-2020 remain open to examination.

Note 10. Other Employee Benefits
The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to its eligible employees. Participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and IRS limits. The plan provides for Company discretionary profit-sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions.
The Company made discretionary contributions to the plan of $3.7 million, $4.2 million, and $5.1 million for the years ended December 31, 2019, 2020, and 2021, respectively.
The Company has established the American Public Education, Inc. Employee Stock Purchase Plan, or the ESPP, with quarterly enrollment periods. Eligible participants may only enter the plan and establish their withholdings at the start of an enrollment period. Participating employees may withdraw from the plan and end payroll deductions at any time up to five days before the share purchase date and funds will be returned to them. Under the ESPP, participating employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually or the value of the common stock purchased per participant cannot exceed $25,000. In 2014 and again in 2020 the Company’s stockholders approved amendments to the plan increasing the number of shares available for purchase by participating employees and extended the term of the ESPP. The term of the ESPP is now extended to May 15, 2030, and at December 31, 2021 there remain 80,926 shares available for purchase under the ESPP.

Shares purchased in the open market for issuance to employees pursuant to the plan for the years ended December 31, 2019, 2020, and 2021 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2019	2,905	$30.74	$26.13	$13,395
June 30, 2019	2,465	$29.35	$24.94	$10,873
September 30, 2019	4,511	$22.34	$18.99	$15,116
December 31, 2019	3,339	$27.39	$23.28	$13,723
Total/Weighted Average	13,220	$26.77	$22.75	$53,107
March 31, 2020	3,922	$23.93	$20.34	$14,078
June 30, 2020	2,737	$29.60	$25.16	$12,152
September 30, 2020	4,015	$28.19	$23.96	$16,977
December 31, 2020	3,550	$30.48	$25.91	$16,231
Total/Weighted Average	14,224	$27.86	$23.68	$59,438
March 31, 2021	3,284	$35.63	$30.29	$17,550
June 30, 2021	3,527	$28.34	$24.09	$14,993
September 30, 2021	5,203	$25.61	$21.77	$19,987
December 31, 2021	5,583	$22.25	$18.91	$18,633
Total/Weighted Average	17,597	$26.96	$22.92	$71,163

Note 11. Stockholders’ Equity
Stock Incentive Plans
    The American Public Education, Inc. 2017 Omnibus Incentive Plan, or 2017 Incentive Plan, became effective on May 12, 2017, or the Effective Date. Upon effectiveness of the 2017 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan. The 2017 Incentive Plan allows the Company to grant up to 1,675,000 shares, as well as shares of the Company’s common stock that were available for issuance under the 2011 Incentive Plan as of the Effective Date. In addition, the number of shares of common stock available under the 2017 Incentive Plan was increased from time to time by the number of shares subject to outstanding awards granted under the 2011 Incentive Plan that terminate by expiration, forfeiture, cancellation or otherwise without issuance of such shares following the Effective Date. On May 15, 2020, the Company’s stockholders approved an amendment to the 2017 Incentive Plan to increase the number of shares available for issuance thereunder by 1,425,000 and to extend the term of the 2017 Plan to May 15, 2030, as well as to clarify limitations on repricing. Grants under the 2017 Incentive Plan generally vest over a period of three years and the Company recognizes compensation expense over that period. The 2017 Incentive Plan includes a provision that allows individuals who have reached certain service and retirement eligibility criteria on the date of grant an accelerated service period of one year. The Company recognizes compensation expense for these individuals over the accelerated period. As of December 31, 2021, all shares subject to outstanding awards are under the 2017 Incentive Plan.

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

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2018	490,342	$24.23
Shares granted	333,635	29.48
Vested shares	(255,918)	22.98
Shares forfeited	(21,119)	26.86
Non vested, December 31, 2019	546,940	$27.81

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2019	546,940	$27.81
Shares granted	396,976	24.94
Vested shares	(307,937)	26.95
Shares forfeited	(109,179)	26.56
Non vested, December 31, 2020	526,800	$26.43

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2020	526,800	$26.43
Shares granted	343,851	29.50
Vested shares	(268,329)	26.66
Shares forfeited	(95,535)	28.78
Non vested, December 31, 2021	506,787	$27.68

There were 37,738, 48,434, and 3,233 shares of restricted stock or restricted stock units excluded in the computation of diluted net income per common share for the years ended December 31, 2019, 2020, and 2021, respectively.
At December 31, 2021, total unrecognized compensation expense in the amount of $9.3 million relates to non-vested restricted stock, restricted stock units, and stock options, which will be recognized over a weighted average period of 1.7 years.
As a result of termination of employment, the Company accepted the following common shares for forfeiture: 17,825 shares for $488,974 in 2019, 73,808 shares for $1,855,784 in 2020, and 89,944 shares for $2,581,284 in 2021.
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
The table below sets forth stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
(in thousands)
Outstanding, December 31, 2018	—	$—
Options granted	43,134	23.77	10
Awards exercised	—	—
Options forfeited	—	—
Outstanding, December 31, 2019	43,134	$23.77	9.73	$156
Exercisable, December 31, 2019	—	$—		$—

The table below sets forth stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2019	43,134	$23.77	9.73	$156
Options granted	17,370	33.11	10	$—
Awards exercised	—	—
Options forfeited	—	—
Outstanding, December 31, 2020	60,504	$26.45	8.96	$264
Exercisable, December 31, 2020	14,378	$23.77	8.73	$88
The table below sets forth stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2020	60,504	$26.45	8.96	$264
Options granted	51,230	27.72	10	$—
Awards exercised	—	—
Options forfeited	(10,214)	30.83
Outstanding, December 31, 2021	101,520	$26.65	8.39	$—
Exercisable, December 31, 2021	34,547	$25.34	7.10	$—

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	Year Ended December 31,
	2019	2020	2021
Expected volatility	47.37%	48.74%	44.18%
Expected dividends	—%	—%	—%
Expected term, in years	10	10	10
Risk-free interest rate	1.74%	0.68%	1.35%
Weighted-average fair value of options granted during the year	$13.91	$18.99	$15.13
For the years ended December 31, 2019, 2020, and 2021, there were 43,134, 60,504, and 101,520 anti-dilutive stock options excluded from the calculation of diluted net income per share, respectively.
Stock-Based Compensation Expense
For the years ended December 31, 2019, 2020, and 2021, the Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2020	2021
	(In thousands)
Instructional costs and services	$1,570	$1,535	$1,480
Selling and promotional	766	1,007	771
General and administrative	3,624	4,533	5,403
Total stock-based compensation expense	$5,960	$7,075	$7,654
The Company recognized income tax benefits of $2.0 million, $1.9 million, and $2.3 million from vested restricted stock and restricted stock units for the years ended December 31, 2019, 2020, and 2021, respectively.
Repurchase
On December 9, 2011, the Company’s Board of Directors approved a stock repurchase program for our common stock, under which the Company could annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate the Company to repurchase any shares, may be suspended or discontinued at any time, and is funded using our available cash.

On May 2, 2019, the Company’s Board of Directors authorized the repurchase of up to $35.0 million of the Company’s shares of common stock, and on December 5, 2019, the Board approved an additional authorization of up to $25.0 million of shares. Subject to market conditions, applicable legal requirements, and other factors, the repurchases may be made from time to time in the open market or in privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors the Company deem appropriate. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. The Company has no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to the Company’s repurchase program under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

During the years ended December 31, 2019 and 2020 the Company repurchased 1,416,304 and 547,563 shares of the Company’s common stock, respectively, for approximately $39.1 million and $13.6 million, respectively.

During the year ended December 31, 2021, the Company did not repurchase shares of common stock. As of December 31, 2021, the Company has remaining $8.4 million under its share repurchase authorization.

During the years ended December 31, 2019, 2020, and 2021, the Company was deemed to have repurchased 83,214, 78,847, and 99,469 shares, respectively, of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by our Board of Directors as described above.

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

Note 13. Concentration
    Our students utilize various payment sources and programs to finance their education expenses, including funds from: Department of Defense, or DoD, tuition assistance programs, or TA, education benefit programs administered by the U.S. Department of Veteran’s Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. As of December 31, 2021 approximately 63% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active duty military students generally take fewer courses per year on average than non-military students.
    A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2019	2020	2021
DoD tuition assistance programs	39%	43%	45%
VA education benefits	23%	22%	21%
Title IV programs	25%	21%	20%
Cash and other sources	13%	14%	14%

A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2019	2020	2021
Title IV programs	78%	77%	76%
Cash and other sources	20%	21%	22%
VA education benefits	2%	2%	2%

A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2019	2020	2021
Title IV programs	80%	82%	81%
Cash and other sources	18%	16%	17%
VA education benefits	2%	2%	2%

Reductions in or changes to TA, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s operations and financial condition.

Note 14. Segment Information
In connection with the Rasmussen Acquisition (as further described in Note 3, “Acquisition Activity”), the Company revised its reportable segments to reflect the manner in which the chief operating decision-maker evaluates performance and allocates resources, and to include RU as a separately reportable segment. Prior to the third quarter of 2021, the Company had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the Hondros College of Nursing, or HCN Segment. Post-acquisition, the Company has three reportable segments: the APUS Segment, which was previously included within the former APEI Segment; the RU Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and remaining unallocated Company expenses. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment. Prior periods have been updated to conform to the revised presentation.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

The RU Segment reflects the operations of RU, which was acquired on the Closing Date, through December 31, 2021. The Company did not consolidate the financial results of the RU Segment prior to the Closing Date.

A summary of financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Revenue
APUS Segment	$257,050	$285,938	$283,700
RU Segment	—	—	89,483
HCN Segment	29,479	36,091	45,803
Corporate and Other	(259)	(244)	(183)
Total Revenue	$286,270	$321,785	$418,803
Depreciation and Amortization
APUS Segment	$14,617	$12,323	$9,064
RU Segment	—	—	7,989
HCN Segment	937	620	738
Corporate and Other	42	41	$41
Total Depreciation and Amortization	$15,596	$12,984	$17,832
Income (loss) from operations before interest and income taxes
APUS Segment	$37,225	$43,438	$51,050
RU Segment	—	—	1,630
HCN Segment	(10,768)	722	1,829
Corporate and Other	(13,701)	(19,403)	(24,138)
Total income from operations before interest and income taxes	$12,756	$24,757	$30,371
Interest income (expense)
APUS Segment	$473	$303	$210
RU Segment	—	—	132
HCN Segment	42	17	9
Corporate and Other	3,393	772	(4,628)
Total Interest income (expense)	$3,908	$1,092	$(4,277)
Income Tax Expense (Benefit)
APUS Segment	$10,312	$11,127	$14,023
RU Segment	—	—	509
HCN Segment	(2,567)	193	522
Corporate and Other	(2,558)	(4,300)	(7,543)
Total Income Tax Expense	$5,187	$7,020	$7,511
Capital Expenditures
APUS Segment	$6,472	$4,724	$3,902
RU Segment	—	—	5,987
HCN Segment	776	202	1,939
Corporate and Other	7	—	—
Total Capital Expenditures	$7,255	$4,926	$11,828

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
	2020	2021
Assets
APUS Segment	$112,461	$126,926
RU Segment	—	429,299
HCN Segment	48,474	51,936
Corporate and Other	210,083	117,447
Total Assets	$371,018	$725,608

Note 15. Subsequent Events
On August 11, 2021, the Company announced that it had entered into an agreement to acquire substantially all of the assets of Graduate School USA, or GSUSA, one of the largest providers of training to the federal government workforce, for approximately $1.0 million. On January 1, 2022, the Company completed its acquisition of GSUSA.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2020
Revenue	$74,616	$82,127	$79,133	$85,909
Income (loss) from operations before income taxes	3,395	9,220	3,429	9,805
Net income (loss)	2,420	6,689	2,642	7,071
Net income (loss) per common share:
Basic	$0.16	$0.45	$0.18	$0.48
Diluted	$0.16	$0.45	$0.18	$0.47
2021
Revenue	$88,541	$78,014	$98,248	$154,000
Income (loss) from operations before income taxes	10,751	1,999	(43)	13,387
Net income (loss)	8,107	531	(267)	9,381
Net income (loss) per common share:
Basic	$0.5	$0.03	$(0.01)	$0.50
Diluted	$0.49	$0.03	$(0.01)	$0.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of RU, which we acquired on September 1, 2021, as discussed in “Note 3. Acquisition Activity”, included in the Consolidated Financial Statements in this Annual Report. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. RU’s assets excluded from this assessment was $429.3 million, representing 59.2% of the Company’s consolidated total assets as of December 31, 2021, and Rasmussen University’s total revenue of $89.5 million represented 21.4% of the Company’s consolidated revenue for the year ended December 31, 2021.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on its assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Deloitte & Touche LLP, who audited and reported on the Consolidated Financial Statements of the Company included in this Annual Report, have also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in its report that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Public Education, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 2, 2022, expressed an unqualified opinion on those financial statements.

As described in management’s annual report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting at Rasmussen University, LLC, which was acquired on September 1, 2021, and whose financial statements constitute 59.2% of total assets and 21.4% of net revenue of the consolidated financial statement amount for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Rasmussen University, LLC.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
March 2, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers
Pursuant to General Instruction G(3) of Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report under the caption “Information About our Executive Officers.”
Code of Ethics
As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethics for Principal Officers that is applicable to our principal executive officer and senior financial officers. Our Code of Ethics for Principal Officers is available on the Governance page of our website at www.apei.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Principal Officers that applies to our principal executive officer or senior financial officers by posting such information on our website at the address above. The information on or available through our website is expressly not incorporated by reference in this Annual Report on Form 10-K, and any reference to our website is intended to be an inactive textual reference only.

Additional Information
The additional information regarding directors, executive officers, and corporate governance required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following December 31, 2021 with respect to our 2022 Annual Meeting of Stockholders.

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

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

2.1	Membership Interest Purchase Agreement dated October 28, 2020, by and among American Public Education Inc., FAH Education, LLC, Rasmussen, LLC, and Rasmussen College, LLC (13)
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fourth Amended and Restated Bylaws of the Company (6)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
4.2	Description of Securities (10)
10.1+	American Public Education, Inc. 2017 Omnibus Incentive Plan (7)
10.2+	Amendment Number One to the American Public Education, Inc. 2017 Omnibus Incentive Plan (11)
10.3+	American Public Education, Inc. Executive Severance Plan (7)
10.4+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.5+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (4)
10.6+	Amendment Number Two to the American Public Education, Inc. Employee Stock Purchase Plan (11)
10.7+	APUS Non-Qualified Plan (5)
10.8+	Form of Indemnification Agreement with directors and executive officers (2)
10.9+	Executive Employment Agreement, dated August 21, 2019, by and between American Public Education, Inc. and Angela Selden (9)
10.10+	Amendment to Executive Employment Agreement, dated September 23, 2020, by and between American Public Education, Inc. and Angela Selden (12)
10.11+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (3)
10.12+	Employment Agreement dated May 3, 2018, by and among American Public Education, Inc., American Public University System, Inc. and Patrik Dyberg (8)
10.13+	Executive Employment Agreement, dated June 29, 2020 by and among American Public University System, Inc., American Public Education, Inc. and Wade T. Dyke (12)
10.14*	D2L Master Terms and Conditions Agreement, dated as of October 31, 2019 by and between American Public University System, Inc. and D2L Ltd (14)
10.15
Credit Agreement, dated September 1, 2021, by and among American Public Education, Inc., the Lenders and Issuing Banks from time to time party thereto, Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc., and Truist Securities, Inc. (15)

10.16
Collateral Agreement, dated September 1, 2021, by and among American Public Education, Inc., Macquarie Capital Funding LLC, as administrative agent and collateral agent and the Guarantors from time to time party thereto. (15)

10.17*	Third Amended and Restated Information Technology Services Agreement, dated October 1, 2016, by and between Rasmussen College Inc. and Collegis LLC (16)
10.18*
Statement of Work #4, dated March 15, 2019, by and between Collegis, LLC, and Rasmussen College, LLC, subject to the terms of the Third Amended and Restated Information Technology Services Agreement, dated October 1, 2016. (16)

21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.
(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 10, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on December 15, 2016.
(8)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 15, 2017.
(9)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-33810), filed with the Commission on August 8, 2018.
(10)	Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K (File No. 001-33810), filed with the Commission on August 22, 2019.
(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2019 (File No. 001-33810), filed with the Commission on March 11, 2020.
(12)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 18, 2020.
(13)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-33810), filed with the Commission on November 09, 2020.
(14)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-33810), filed with the Commission on August 10, 2020.
(15)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K (File No. 001-33810) filed with the Commission on March 9, 2021.
(16)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on September 2, 2021.
(17)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33810) filed with the Commission on November 8, 2021.

AMERICAN PUBLIC EDUCATION, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2021:
American Public University System Segment	$2,196	$1,693	$(2,139)	$1,750
Rasmussen University Segment[1]	—	5,902	(2,458)	3,444
Hondros College of Nursing Segment	3,787	4,293	(1,878)	6,202
Allowance for receivables	$5,983	$11,888	$(6,475)	$11,396
Year ended December 31, 2020:
American Public University System Segment	$2,240	$1,276	$(1,320)	$2,196
Hondros College of Nursing Segment	3,934	2,526	(2,673)	3,787
Allowance for receivables	$6,174	$3,802	$(3,993)	$5,983
Year ended December 31, 2019:
American Public University System Segment	$2,669	$2,004	$(2,433)	$2,240
Hondros College of Nursing Segment	3,979	2,174	(2,219)	3,934
Allowance for receivables	$6,648	$4,178	$(4,652)	$6,174

1Rasmussen University Segment additions include $3.5 million beginning balance as of September 1, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	March 2, 2022	By:	/s/ Angela Selden
		Name:	Angela Selden
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Angela Selden	March 2, 2022	President, Chief Executive Officer and Director
Angela Selden		(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr., CPA	March 2, 2022	Executive Vice President and
Richard W. Sunderland, Jr., CPA		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	March 2, 2022	Chairperson of the Board of Directors
Eric C. Andersen

*	March 2, 2022	Director
Granetta B. Blevins

*	March 2, 2022	Director
Jean C. Halle

*	March 2, 2022	Director
Dr. Barbara Kurshan

*	March 2, 2022	Director
Timothy J. Landon

*	March 2, 2022	Director
Daniel Pianko

*	March 2, 2022	Director
William G. Robinson, Jr.

*	March 2, 2022	Director
Vincent R. Stewart

* Richard W. Sunderland, Jr., by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ Richard W. Sunderland, Jr.
Richard W. Sunderland, Jr.

Attorney in Fact