Form 10-Q
period 2022-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2022-05-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of May 6, 2022 was 18,856,352.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of March 31, 2022	As of December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$170,943	$149,627
Accounts receivable, net of allowance of $11,769 in 2022 and $11,396 in 2021	33,664	36,026
Prepaid expenses	15,527	11,681
Income tax receivable	4,766	5,303
Total current assets	224,900	202,637
Property and equipment, net	100,052	102,417
Operating lease assets, net	104,484	77,943
Goodwill	243,993	243,486
Intangible assets, net	82,094	85,082
Other assets, net	15,887	14,043
Total assets	$771,410	$725,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,273	$13,497
Accrued compensation and benefits	17,552	15,131
Accrued liabilities	13,791	10,819
Deferred revenue and student deposits	27,920	21,776
Lease liabilities, current	14,416	13,705
Long-term debt, current	8,750	8,750
Total current liabilities	93,702	83,678
Lease liabilities, long-term	96,859	69,488
Deferred income taxes	7,456	5,059
Long-term debt, net	150,212	151,771
Total liabilities	348,229	309,996
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 18,856 issued and outstanding in 2022; 18,709 issued and outstanding in 2021	189	187
Additional paid-in capital	287,295	286,385
Accumulated other comprehensive income	1,432	108
Retained earnings	134,265	128,932
Total stockholders’ equity	423,181	415,612
Total liabilities and stockholders’ equity	$771,410	$725,608

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenue	$154,747	$88,541
Costs and expenses:
Instructional costs and services	71,698	32,319
Selling and promotional	39,319	19,402
General and administrative	29,589	23,524
Loss on disposals of long-lived assets	793	8
Depreciation and amortization	8,148	2,651
Total costs and expenses	149,547	77,904
Income from operations before interest and income taxes	5,200	10,637
Gain on acquisition (Note 3)	4,533	—
Interest (expense) income	(3,355)	114
Income before income taxes	6,378	10,751
Income tax expense	1,040	2,639
Equity investment loss	(5)	(5)
Net income	$5,333	$8,107

Net income per common share:
Basic	$0.28	$0.50
Diluted	$0.28	$0.49
Weighted average number of common shares:
Basic	18,805	16,211
Diluted	18,879	16,422

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income	$5,333	$8,107
Other comprehensive income, net of tax:
Unrealized gain on hedging derivatives, net of taxes	1,324	—
Comprehensive income	$6,657	$8,107

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2020	14,809	$148	$195,597	$—	$111,180	$306,925
Issuance of common stock in public offering	3,680	37	86,168			86,205
Issuance of common stock under employee benefit plans	272	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(90)	(1)	(2,772)	—	—	(2,773)
Stock-based compensation	—	—	2,180	—	—	2,180
Net income	—	—	—	—	8,107	8,107
Balance as of March 31, 2021	18,671	$187	$281,170	—	$119,287	$400,644

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2021	18,709	$187	$286,385	$108	$128,932	$415,612
Issuance of common stock under employee benefit plans	218	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(71)	(1)	(1,443)	—	—	(1,444)
Stock-based compensation	—	—	2,356	—	—	2,356
Unrealized gain on hedging derivatives, net of taxes	—	—	—	1,324	—	1,324
Net income	—	—	—	—	5,333	5,333
Balance as of March 31, 2022	18,856	$189	$287,295	$1,432	$134,265	$423,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Operating activities
Net income	$5,333	$8,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,148	2,651
Amortization of debt issuance costs	654	—
Stock-based compensation	2,356	2,180
Equity investment loss	5	5
Deferred income taxes	901	1,646
Loss on disposals of long-lived assets	793	8
Gain on acquisition	(4,533)	—
Other	5	3
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	6,644	4,210
Prepaid expenses	(3,623)	(2,989)
Income tax receivable/payable	537	905
Operating leases, net	1,218	27
Other assets	241	228
Accounts payable	(2,492)	(779)
Accrued compensation and benefits	2,401	(3,389)
Accrued liabilities	2,492	(1,159)
Deferred revenue and student deposits	4,175	(428)
Net cash provided by operating activities	25,255	11,226
Investing activities
Cash received from acquisition, net of cash paid	1,932	—
Capital expenditures	(2,965)	(1,528)
Proceeds from the sale of real property	754	—
Net cash used in investing activities	(279)	(1,528)
Financing activities
Cash paid for repurchase of common stock	(1,444)	(2,773)
Cash received from issuance of common stock	—	86,205
Cash paid for principal on borrowings and finance leases	(2,216)	—
Net cash (used in) provided by financing activities	(3,660)	83,432
Net increase in cash, cash equivalents, and restricted cash	21,316	93,130
Cash, cash equivalents, and restricted cash at beginning of period	149,627	227,686
Cash, cash equivalents, and restricted cash at end of period	$170,943	$320,816

Supplemental disclosure of cash flow information
Interest paid	$2,700	$—
Income taxes paid	$41	$62

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements
Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education and, with the acquisition of Graduate School USA, career learning to students through the following subsidiary institutions:

•American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC.

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, a nursing- and health sciences-focused institution, provides postsecondary education to students at its 23 campuses across six states and online. The Company completed the acquisition of RU, or the Rasmussen Acquisition, on September 1, 2021, or the RU Closing Date. Please refer to “Note 3. Acquisition Activity” for more information on this acquisition. The Consolidated Financial Statements do not include the operating results or financial position of RU for any periods prior to the RU Closing Date. RU is institutionally accredited by HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students enrolled at six campuses in Ohio and one campus in Indianapolis, Indiana, to serve the needs of the nursing and healthcare communities. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES.

•American Public Training LLC, which is referred to herein as Graduate School USA, or GSUSA, provides career learning in-person and online to the federal workforce through a catalog of over 300 courses specializing in foundational and continuing professional development, as well as leadership training to advance the performance of government agencies through the competency and career advancement of their employees. The Company completed the acquisition of substantially all the assets of GSUSA, or the GSUSA Acquisition, on January 1, 2022, or the GSUSA Closing Date. Please refer to “Note 3. Acquisition Activity” for more information on this acquisition. The Consolidated Financial Statements do not include the operating results or financial position of GSUSA for any periods prior to the GSUSA Closing Date. GSUSA is accredited by the Accrediting Council for Continuing Education and Training, or ACCET.

GSUSA operates as a stand-alone subsidiary of APEI, however GSUSA does not meet the quantitative thresholds to qualify as a reportable segment; therefore, this operating segment is combined and presented within “Corporate and Other”. Please refer to “Note 9. Segment Information” for more information on the Company’s reporting segments.

The Company’s subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs. During the third quarter of 2021, the Company revised its reportable segments, as discussed further in “Note 9. Segment Information”. Prior period segment disclosures have been restated to conform to the current period presentation.

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”. These adjustments include unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment, and, effective January 1, 2022, the operational activities of GSUSA.

Note 2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:

Basis of Presentation and Accounting

The accompanying unaudited, interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.

Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Bureau, or FASB, Accounting Standards Codification 805, Business Combinations, or ASC 805, which requires the acquisition method to be used for all business combinations. Under ASC 805, the assets and liabilities of an acquired company are reported at business fair value along with the fair value of acquired intangible assets at the date of acquisition. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed, and the fair value assigned to identifiable intangible assets.

Principles of Consolidation

The accompanying unaudited interim Consolidated Financial Statements include the accounts of APEI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. This Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, or the Annual Report.

Use of Estimates

In preparing financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions, and the impact of such differences may be material to the Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits with financial institutions, money market funds, and U.S. Treasury bills. Cash and cash equivalents are Level 1 assets in the fair value reporting hierarchy.

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.2 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.6 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Consolidated Balance Sheets as of

March 31, 2022 and December 31, 2021, excluding the restricted certificates of deposit, was $1.6 million and $2.2 million, respectively. Total restricted cash as of March 31, 2022 and December 31, 2021 was $26.4 million and $27.0 million, respectively.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. Intangible assets are recorded at their estimated fair value as of the acquisition date and are classified as either indefinite-lived or definite-lived. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment or more frequently if circumstances indicate potential impairment.
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

Judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, or PSUs, the level of performance that will be achieved and the number of shares that will be earned. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on the Consolidated Financial Statements. Estimates are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Instructional costs and services	$459	$466
Selling and promotional	296	309
General and administrative	1,601	1,405
Total stock-based compensation expense	$2,356	$2,180

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2022 and 2021, the Management Development and Compensation Committee of the Company’s Board of Directors approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three months ended March 31, 2022 and 2021, the Company recognized an aggregate expense associated with the Company’s annual incentive-based compensation plans of $1.8 million and $1.2 million, respectively.

Income Taxes

The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates, or ASUs, issued by the FASB. All ASUs issued subsequent to the filing of the Annual Report on March 2, 2022 were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Acquisition Activity

Acquisition of Rasmussen University

On the RU Closing Date, the Company completed the Rasmussen Acquisition pursuant to a membership interest purchase agreement dated October 28, 2020, or the Purchase Agreement, acquiring RU for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, and net of cash acquired, of $325.5 million in cash.

The Company applied the acquisition method of accounting to the Rasmussen Acquisition, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects the fair value associated with the RU workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the acquisition was allocated to the RU Segment in the amount of $217.4 million and is deductible for tax purposes.

The preliminary opening balance sheet is subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and goodwill. The Company has up to one year from the RU Closing Date, or the measurement period, to complete the allocation of the purchase price. As the Company finalizes its assessment of the fair values of certain acquired assets and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur. During the three months ended March 31, 2022, the Company recorded a $0.5 million increase in goodwill recorded in connection with the Rasmussen Acquisition based on the final working capital adjustment.

The following table summarizes the components of the estimated consideration along with the purchase price allocation (in thousands):

Purchase Price Allocation	Amount
Cash and cash equivalents	$329,000
Working capital adjustment and additional cash contributions	2,333
Total consideration	331,333

Assets acquired:
Cash and cash equivalents	5,200
Accounts receivable	10,700
Prepaid expenses	4,600
Property and equipment, net	36,996
Operating lease assets	75,800
Deferred tax asset	3,049
Intangible assets	86,500
Other assets	600
Total assets acquired	223,445

Liabilities assumed:
Accounts payable	1,200
Accrued expenses	6,142
Deferred revenue	22,700
Operating lease liabilities, current	11,200
Operating lease liabilities, long-term	67,000
Other liabilities	1,300
Total liabilities assumed	109,542
Net assets acquired	113,903
Goodwill	$217,430

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
		$86,500

Acquisition of Graduate School USA

On the GSUSA Closing Date, the Company completed the GSUSA Acquisition pursuant to an Asset Purchase Agreement dated August 10, 2021 by and among American Public Training LLC, and Graduate School USA, or the Seller, for an aggregate purchase price of $1.0 million, subject to working capital adjustments. At closing, the Company received approximately $1.9 million from the Seller, which represents the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million which is the purchase price less $0.5 million retained by the Company to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to Seller post-closing, and additional adjustments to the estimated net working capital at closing.

The Company applied the acquisition method of accounting to the GSUSA Acquisition, whereby the assets acquired and liabilities assumed were recognized at fair value on the GSUSA Closing Date. There was no goodwill recorded as a result of the GSUSA Acquisition, but an approximate $4.5 million noncash, non-taxable gain on the acquisition was recorded and is included as a separate line item on the Consolidated Statements of Income for the three months ended March 31, 2022.

The preliminary opening balance sheet is subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities assumed. The Company has up to one year from the GSUSA Closing Date, or the measurement period, to complete the allocation of the purchase price. As the Company finalizes its assessment of the fair values of certain acquired assets and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.

The following table summarizes the components of the estimated consideration along with the purchase price allocation (in thousands):

Purchase Price Allocation (Unaudited)	Amount
Cash and cash equivalents	$1,000
Working capital adjustment	(3,388)
Total consideration	(2,388)

Assets acquired:
Accounts receivable	4,282
Prepaid expenses	1,096
Property and equipment, net	400
Operating lease assets	31,635
Intangible assets	965
Total assets acquired	38,378

Liabilities assumed:
Accounts payable and accrued expenses	810
Deferred revenue	1,969
Lease liabilities, current	1,179
Lease liabilities, long-term	30,779
Deferred tax liability	1,496
Total liabilities assumed	36,233
Net assets acquired	2,145
Gain on acquisition	$4,533

The gain on acquisition represents the excess of the fair value of net assets acquired over consideration paid. The consideration paid represents a substantial discount to the book value of GSUSA’s net assets at the GSUSA Closing Date, primarily due to the fair value adjustments related to the trade name, fixed assets, and right-of-use lease assets and liabilities compared to book value. The gain on acquisition was primarily the result of the impact of the COVID-19 pandemic on GSUSA’s revenue and earnings, and a lack of access to capital by the Seller. The agreed upon purchase price reflected the fact that GSUSA may need additional capital to fund operating losses.

The fair value of the identified intangible assets, including customer contracts and relationships and trade name were determined using the income-based approach. The fair value of curricula and accreditation and licensing identified intangible assets were determined using the cost approach. The table below presents a summary of intangible assets acquired and the useful lives of these assets (in thousands):

Intangible Assets (Unaudited)	Useful life	Amount
Customer contracts and relationships	2.5 years	744
Curricula	3 years	158
Trade name	1 year	35
Accreditation and licenses	2.5 years	28
		$965

Pro forma financial information relating to the GSUSA Acquisition is not presented because the GSUSA Acquisition did not represent a significant business acquisition for the Company.

For the three months ended March 31, 2022, the Company incurred approximately $0.9 million of acquisition-related expenses related to RU and GSUSA, and for the three months ended March 31, 2021, the Company incurred approximately $0.6 million of acquisition-related expenses related to RU. These expenses are included in general and administrative expenses on the Consolidated Statements of Income.

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended March 31, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$72,585	$55,917	$9,733	$3,017	$141,252
Graduation fees	335	—	—	—	335
Textbook and other course materials	—	10,294	1,663	—	11,957
Other fees	170	888	145	—	1,203
Total Revenue	$73,090	$67,099	$11,541	$3,017	$154,747

	Three Months Ended March 31, 2021
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$76,885	$—	$9,365	$(67)	$86,183
Graduation fees	373	—	—	—	373
Textbook and other course materials	—	—	1,631	—	1,631
Other fees	218	—	136	—	354
Total Revenue	$77,476	$—	$11,132	$(67)	$88,541

The RU Segment reflects the operations of RU, which was acquired on the RU Closing Date. The Company did not consolidate the financial results of the RU Segment prior to the RU Closing Date.

Corporate and Other includes tuition and contract training revenue earned by GSUSA from the GSUSA Closing Date through March 31, 2022. Contract career learning revenue represents both individual and customized training programs and is recognized when the services are performed. Additionally, the APUS Segment charges the HCN Segment and corporate employees for the value of courses taken by HCN Segment employees at APUS. The elimination of this intersegment revenue is included within Corporate and Other.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of March 31, 2022 and December 31, 2021.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, or starts a term, in the case of RU and HCN. Deferred revenue at March 31, 2022 was $27.9 million and includes $10.7 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $17.2 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2021 was $21.8 million and includes $12.9 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.9 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with students that have an expected duration of one year or less.
When the Company begins performing its obligations, a contract receivable is created, resulting in accounts receivable on the Consolidated Balance Sheets. The Company accounts for receivables in accordance with FASB ASC 310, Receivables. The Company uses the portfolio approach, a practical expedient, to evaluate if a contract exists and to assess collectability at the time of contract inception based on historical experience. Contracts are subsequently reviewed for collectability if significant events or circumstances indicate a change.
The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. APUS, RU, and GSUSA do not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student graduates or otherwise exits the program. Interest charged by HCN on payment plans was immaterial for the periods presented.

Note 5. Leases

The Company’s principal leasing activities include facilities, classified as operating leases, and, as a result of the GSUSA Acquisition, copiers and printers, classified as finance leases.

Leases are classified as operating leases unless they meet any of the criteria below to be classified as a finance lease:

•the lease transfers ownership of the asset at the end of the lease;
•the lease grants an option to purchase the asset which the lessee is expected to exercise;
•the lease term reflects a major part of the asset’s economic life;
•the present value of the lease payments equals or exceeds the fair value of the asset; or
•the asset is specialized with no alternative use to the lessor at the end of the term.

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Maryland under an operating lease that expires in May 2023. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 23 campuses located in six states under operating leases that expire through October 2033. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases six campuses located in Ohio and one campus in Indianapolis, Indiana, under operating leases that expire through June 2029. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii under operating leases that expire through September 2036.

Operating lease assets are right-of-use, or ROU, assets, which represent the right to use the underlying assets for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the operating lease assets, net, and lease liabilities, current and long-term, on the Consolidated Balance Sheets. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU assets include all remaining lease payments and exclude lease incentives.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three month periods ended March 31, 2022 and 2021 was $5.0 million and $0.8 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three month periods ended March 31, 2022 and 2021 was $4.8 million and $0.7 million, respectively, and is included in operating cash flows.

Finance Leases

In connection with the GSUSA Acquisition, the Company acquired leases for copiers and printers that are classified as finance leases and expire on December 31, 2024. The Company pledged the assets financed to secure the outstanding leases. As of March 31, 2022, the total finance lease liability was $0.3 million with an average interest rate of 3.75%. The ROU asset is recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $0.03 million for the three months ended March 31, 2022 and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s finance and operating leases as of March 31, 2022 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2022 (remaining)	$14,148	$85
2023	16,072	114
2024	14,436	113
2025	13,284	—
2026	12,830	—
2027	12,586	—
2028 and beyond	55,551	—
Total future minimum lease payments	$138,907	$312
Less: imputed interest	(27,928)	(16)
Present value of operating lease liabilities	$110,979	$296
Less: lease liabilities, current	(14,312)	(104)
Lease liabilities, long-term	$96,667	$192

Balance Sheet Classification (Unaudited)
Current
Operating lease liabilities, current	$14,312
Finance lease liabilities, current	104
Long-term
Operating lease liabilities, long-term	96,667
Finance lease liabilities, long-term	192
Total lease liabilities	$111,275

Other Information (Unaudited)
Weighted average remaining lease term (in years)
Operating leases	5.35
Finance leases	2.75
Weighted average discount rate
Operating leases	4.0%
Finance leases	3.8%

Note 6. Goodwill and Intangible Assets

    In connection with its acquisitions, the Company applied ASC 805, using the acquisition method of accounting. In connection with the Rasmussen Acquisition, the Company recorded $217.4 million of goodwill, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company previously recorded goodwill in the amount of $38.6 million in connection with its acquisition of HCN, and later recorded impairment charges reducing the carrying value of our goodwill to $26.6 million. There was no goodwill recorded in connection with the acquisition of GSUSA.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment as of March 31, 2022 (in thousands):

	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2021	$216,923	$26,563	$243,486
Goodwill acquired	—	—	—
Impairment	—	—	—
Adjustments	507	—	507
Goodwill as of March 31, 2022	$217,430	$26,563	$243,993

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which includes trade name, accreditation, licensing and Title IV, and affiliate agreements. There were no indefinite useful life intangible assets identified as a result of the GSUSA Acquisition. The Company recorded $35.5 million, $4.4 million and $1.0 million, respectively, of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA. Amortization expense related to definite lived intangibles assets was approximately $4.0 million for the three months ended March 31, 2022.

The following table represents the balance of the Company’s intangible assets as of March 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	5,833	14,167
Curricula	14,563	3,140	11,423
Student and customer contracts and relationships	4,614	3,944	670
Lead conversions	1,500	438	1,062
Non-compete agreements	86	86	—
Tradename	35	9	26
Accreditation and licenses	28	3	25
Total finite-lived intangible assets	$40,826	$13,453	$27,373
Indefinite-lived intangible assets
Trade name	28,498	—	28,498
Accreditation, licensing and Title IV	26,186	—	26,186
Affiliation agreements	37	—	37
Total indefinite-lived intangible assets	54,721	—	54,721
Total intangible assets	$95,547	$13,453	$82,094

The following table represents the balance of the Company’s intangible assets as of December 31, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	3,333	16,667
Curricula	14,405	1,961	12,444
Student contracts and relationships	3,870	3,870	—
Lead conversions	1,500	250	1,250
Non-compete agreements	86	86	—
Total finite-lived intangible assets	$39,861	$9,500	$30,361
Indefinite-lived intangible assets
Trade name	28,498	—	28,498
Accreditation, licensing and Title IV	26,186	—	26,186
Affiliation agreements	37	—	37
Total indefinite-lived intangible assets	54,721	—	54,721
Total intangible assets	$94,582	$9,500	$85,082

The Company evaluated events and circumstances related to the valuation of goodwill and intangibles, recorded within our RU and HCN Segments, through March 31, 2022 and 2021, respectively, to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. These evaluations concluded there were no indicators of impairment during the three months ended March 31, 2022 and 2021, and consequently, there was no impairment of goodwill or intangible assets during those periods.

Determining fair value of goodwill and intangible assets requires judgment and the use of significant estimates and assumptions, including, but not limited to, fluctuations in enrollments, revenue growth rates, operating margins, discount rates, and future market conditions. Given the current competitive and regulatory environment, the impact of COVID-19, and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

    For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Annual Report.

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

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Basic weighted average shares outstanding	18,805	16,211
Effect of dilutive restricted stock and options	74	211
Diluted weighted average shares outstanding	18,879	16,422

The table below reflects a summary of securities that could potentially dilute basic net income per common share in future periods that were not included in the computation of diluted earnings per share because the effect would have been antidilutive (in thousands).

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Antidilutive securities:
Stock Options	103	18
Restricted Shares	173	3
Total antidilutive securities	276	21

Note 8. Long-Term Debt

In connection with the Rasmussen Acquisition, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, which together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on the Closing Date and is presented net of the debt issuance costs at origination of $13.1 million on the Consolidated Balance Sheets. The debt issuance costs are being amortized using the effective interest method over the term of the Term Loan. Debt issuance costs of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding on the Revolving Credit Facility at March 31, 2022 and December 31, 2021.

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to LIBOR (subject to a 0.75% floor) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility. APEI is also required to make principal payments of the Term Loan on the last day of each quarter, in an amount equal to $2.2 million per quarter.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0. At March 31, 2022, the Company was in compliance with all debt covenants.

Long-term debt consists of the following as of March 31, 2022 (in thousands):

Long-Term debt (Unaudited)
Credit agreement	$170,625
Deferred financing fees	(11,663)
Total debt	158,962

Less: Current portion	(8,750)
Long-Term Debt	$150,212

Scheduled maturities of long-term debt at March 31, 2022 are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2022 (remaining)	6,562
2023	8,750
2024	8,750
2025	8,750
2026	8,750
2027	129,063
Total	170,625

Derivatives and Hedging

The Company is subject to interest rate risk, as all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. This interest rate cap agreement, designated as a cash flow hedge, provides the Company with interest rate protection in the event the LIBOR rate exceeds 2.0%. The interest rate cap is effective October 1, 2021 and will expire on January 1, 2025.

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

At March 31, 2022, the $2.3 million fair value of the interest rate cap is recorded in Other assets on the Consolidated Balance Sheets. The unrealized gain of $1.8 million is included as other comprehensive income.

Note 9. Segment Information

In connection with the Rasmussen Acquisition (as further described in Note 3, “Acquisition Activity”), the Company revised its reportable segments to reflect the manner in which the chief operating decision-maker evaluates performance and allocates resources, and to include RU as a separately reportable segment. Prior to the third quarter of 2021, the Company had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the Hondros College of Nursing, or HCN Segment. Post-acquisition, the Company has three reportable segments: the APUS Segment, which was previously included within the former APEI Segment; the RU Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and remaining unallocated Company expenses. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment; therefore, its operational activities are presented below within “Corporate and Other”. Adjustments to reconcile segment results to the Consolidated Financial Statements, including unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment, are also included in “Corporate and Other”. Prior periods have been updated to conform to the revised presentation.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenue:
APUS Segment	$73,090	$77,476
RU Segment	67,099	—
HCN Segment	11,541	11,132
Corporate and Other	3,017	(67)
Total Revenue	$154,747	$88,541
Depreciation and amortization:
APUS Segment	$1,701	$2,493
RU Segment	6,079	—
HCN Segment	222	148
Corporate and Other	146	10
Total Depreciation and amortization	$8,148	$2,651
Income (loss) from operations before interest and income taxes:
APUS Segment	$13,182	$14,031
RU Segment	891	—
HCN Segment	(995)	783
Corporate and Other	(7,878)	(4,177)
Total income from operations before interest and income taxes	$5,200	$10,637
Interest (expense) income:
APUS Segment	$39	$91
RU Segment	3	—
HCN Segment	2	2
Corporate and Other	(3,399)	21
Total Interest (expense) income	$(3,355)	$114
Income tax expense (benefit):
APUS Segment	$4,674	$3,767
RU Segment	306	—
HCN Segment	(316)	205
Corporate and Other	(3,624)	(1,333)
Total Income tax expense	$1,040	$2,639
Capital expenditures:
APUS Segment	$441	$971
RU Segment	1,924	—
HCN Segment	500	557
Corporate and Other	100	—
Total Capital Expenditures	$2,965	$1,528

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)
Assets:
APUS Segment	$136,573	$126,926
RU Segment	426,073	429,299
HCN Segment	50,803	51,936
Corporate and Other	157,961	117,447
Total Assets	$771,410	$725,608

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

Note 11. Concentration

    Our students utilize various payment sources and programs to finance their education expenses, including funds from: the U.S. Department of Defense, or DoD, tuition assistance programs, or TA, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, and federal student aid from Title IV programs; and cash and other sources.

     A summary of APUS Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended March 31,
	2022	2021
DoD tuition assistance programs	48%	45%
VA education benefits	21%	21%
Title IV programs	18%	20%
Cash and other sources	13%	14%
A summary of RU Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended March 31,
	2022	2021
Title IV programs	74%	76%
Cash and other sources	24%	22%
VA education benefits	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended March 31,
	2022	2021
Title IV programs	79%	81%
Cash and other sources	19%	18%
VA education benefits	2%	1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or Quarterly Report, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or “APEI,” and its subsidiary institutions collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis is unaudited. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our Annual Report.

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
•integration of Rasmussen University, or RU, and Graduate School USA, or GSUSA;
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
•actions by the Department of Defense, or DoD, or branches of the United States Armed Forces, including actions related to the disruption and suspension of DoD tuition assistance, or TA, programs, and ArmyIgnitED, and expectations regarding the effects of those actions;
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

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Risks and uncertainties involved in forward-looking statements include, among others:

•the effects, duration and severity of the ongoing COVID-19 pandemic and the adverse effects on demand for online education or nursing education as impacts of the pandemic abate, and the actions we have taken or may take in response, particularly at Hondros College of Nursing, or HCN, and RU and as a result of working remotely;
•the impacts of inflation, increases in labor costs, and enrollment trends, including on our operating margins;
•our dependence on the effectiveness of our ability to attract students who persist in our institutions’ programs;
•changing market demands;
•our inability to effectively market our programs;

•our inability to maintain strong relationships with the military and maintain enrollments from military students;
•the loss of our ability to receive funds under TA programs or the reduction, elimination, or suspension of TA;
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
•risks related to business combinations and acquisitions, including integration challenges, business disruption, dilution of stockholder value, and diversion of management attention;
•risks related to the acquisition of RU, or the Rasmussen Acquisition, including regulatory approvals, limitations on growth and expansion at RU, effective integration of RU’s business, and our ability to realize the expected benefits of the acquisition;
•risks related to incurring substantial debt under the debt facilities that we have entered into in connection with financing the Rasmussen Acquisition, the cost of servicing that debt, and our ability in the future to service that debt; and
•our dependence on and need to continue to invest in our technology infrastructure.

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

Overview

Background

    American Public Education, Inc., or APEI, is a provider of online and campus-based postsecondary education, and with the acquisition of Graduate School USA, career learning, to approximately 107,100 students through four subsidiary institutions. Our subsidiary institutions offer education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

Acquisitions

On September 1, 2021, or the RU Closing Date, we completed the Rasmussen Acquisition for an adjusted aggregate purchase price, subject to post-closing working capital adjustments of $325.5 million in cash, net of cash acquired. Upon completion of the Rasmussen Acquisition, RU, became a wholly owned subsidiary of APEI. On September 9, 2021, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, effective as of October 14, 2021, that allows RU to continue disbursing Title IV funds while ED reviews the change in ownership application.

We relied on debt financing pursuant to a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders, to fund a portion of the consideration for the Rasmussen Acquisition. For more information on this financing, please refer to “– Liquidity and Capital Resources – Liquidity – Acquisition of Rasmussen University” below and “Note 8. Long-Term Debt” included on the Consolidated Financial Statements in this Quarterly Report.

On January 1, 2022, or the GSUSA Closing Date, we completed our acquisition of substantially all the assets of American Public Training LLC, which is referred to herein as Graduate School USA, or GSUSA for $1.0 million, subject to working capital adjustments. At closing, the Company received approximately $1.9 million from the Seller, which represents the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million which is the purchase price less $0.5 million retained by the Company to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to Seller post-closing and additional adjustments to the estimated net working capital at closing.

Our consolidated results for the three months March 31, 2021 do not reflect the operations of RU and GSUSA. We did not consolidate the RU Segment or GSUSA results prior to the respective acquisition closing dates. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which includes unallocated corporate activity and eliminations, and for the three months ended March 31, 2022, the operational activities of GSUSA.

Our results for the three months ended March 31, 2022, included approximately $0.9 million of acquisition-related expenses related to RU and GSUSA, and our results for the three months ended March 31, 2021, include approximately $0.6 million of acquisition-related expenses related to RU, respectively. These expenses are included in general and administrative expenses on the Consolidated Statements of Income.

For more information on the Rasmussen and GSUSA Acquisitions, please refer to, “Note 3. Acquisition Activity” included on the Consolidated Financial Statements in this Quarterly Report.

We have continued to monitor the impact of the COVID-19 pandemic and adjust our operations as appropriate in light of state and federal guidance. The COVID-19 pandemic did not materially impact our results of operations during the three month period ended March 31, 2022. For more information on the potential risks related to COVID-19, please refer to our Annual Report and the sections entitled “Results of Operations”, and “Risk Factors”.

    Our wholly-owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 88,400 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of March 31, 2022, approximately 64% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to over 16,200 students at its 23 campuses in six states and online. As of March 31, 2022, approximately 8,400 students are pursuing nursing degrees at RU, approximately 90% of whom are enrolled in RU’s pre-licensure degree programs.

We did not consolidate the financial results of the RU Segment prior to the RU Closing Date.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,500 students at six campuses in Ohio and a campus in Indianapolis, Indiana. A campus in Detroit, Michigan is expected to open in Fall of 2022. All of HCN’s students are enrolled in its pre-licensure degree programs.

•American Public Training LLC, referred to herein as Graduate School USA, or GSUSA, provides career learning to the federal government workforce through a catalog of over 300 courses specializing in foundational and continuing professional development, as well as leadership training to advance the performance of government agencies through the competency and career advancement of their employees. GSUSA operational activities are presented within “Corporate and Other”.

Cost and Expense Reductions

On January 14, 2022, RU completed a reduction in force that resulted in the termination of nine full-time faculty members and 19 non-faculty employees across a variety of roles and departments at RU, representing approximately 3.0% of RU’s full-time faculty workforce, and 2.1% of RU’s non-faculty workforce. We incurred an aggregate of approximately $0.4 million of pre-tax cash expenses associated with employee severance benefits. The reduction in force is expected to result in pre-tax labor and benefit savings in the range of $2.5 million to $3.5 million in 2022. These cost savings do not include expenses associated with employee severance benefits.

Regulatory and Legislative Activity
ED recently engaged in negotiated rulemaking processes to develop regulations related to participation in the student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or the HEA. Topics addressed include modifications to what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs, as calculated under ED’s regulations, gainful employment requirements, public service student loan forgiveness programs, mandatory pre-dispute arbitration, prohibition of class-action lawsuits, ability to benefit provisions, certification procedures for participation in Title IV programs, change of ownership and change in control rules and procedures, financial responsibility standards, and standards of administrative capability, among others. Any final regulations adopted by ED are not expected to go into effect until July 1, 2023 at the earliest. Please refer to “Risk Factors - Recent ED negotiated rulemakings could result in regulations that materially and adversely affect our business.”

Reportable Segments

    Our operations are organized into three reportable segments:
•American Public University System Segment, or APUS Segment. This segment reflects the operational activities of APUS.

•Rasmussen University Segment, or RU Segment. This segment reflects the operational activities of RU.

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Prior to the Rasmussen Acquisition, we had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the Hondros College of Nursing, or HCN Segment. Post-acquisition, we have three reportable segments: the APUS Segment, which was previously included within the APEI Segment; the RU Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and unallocated Company expenses. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment; therefore, its operational activities are presented below within “Corporate and Other”. Additionally, adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment. Prior periods have been updated to conform to the revised presentation.

Summary of Results

As discussed above, we completed the Rasmussen and GSUSA Acquisitions on September 1, 2021, and January 1, 2022, respectively. We did not consolidate the financial results of these companies prior to their respective acquisition closing dates. Accordingly, the financial results for the three months ended March 31, 2021 do not include the results of operations of RU and GSUSA, and therefore the prior year period presented is not directly comparable to the current period.

For the three months ended March 31, 2022, our consolidated revenue increased to $154.7 million from $88.5 million, or by 74.8%, compared to the prior year period. Our operating margins decreased to 3.4% from 12.0% for the three months ended March 31, 2022, compared to the prior year period. Net income decreased to $5.3 million from $8.1 million, a decrease of $2.8 million compared to the prior year period. We expect our operating margins to remain below prior year levels for the remainder of 2022, including as a result of the impacts of inflation, increases in labor costs, particularly at Rasmussen and HCN, and enrollment trends, particularly at Rasmussen.
For the three months ended March 31, 2022, while net course registrations at APUS increased to approximately 94,000 from approximately 92,900, or approximately 1.2%, compared to the prior year period, APUS Segment revenue decreased to $73.1 million from $77.5 million, or by 5.7%, compared to the prior year period. The increase in net course registrations was primarily due to an increase in military-related registrations from students utilizing TA. We believe the decrease in APUS Segment revenue was a result of two key factors: the difference in timing of registrations within the quarter as compared with the prior year and lower revenue per net course registration due to an increase in TA registrations which have a lower revenue per net course registration than other funding sources. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

APUS Segment operating margins decreased to 18.0% from 18.1% for the three months ended March 31, 2022, compared to the prior year period.

For the three months ended March 31, 2022, HCN Segment revenue increased to $11.5 million from $11.1 million, or by 3.7%, compared to the prior year period. Total enrollment at HCN for the three months ended March 31, 2022 increased to approximately 2,500 from approximately 2,300, or approximately 8.1%, as compared to the prior year period. We believe that the increase in total student enrollment at HCN was due in part to an increase in marketing expenditures and the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

HCN Segment operating margins decreased to a negative 8.6% from 7.0% for the three months ended March 31, 2022, compared to the prior year period. The decrease in the operating margin is due to increases in nursing faculty compensation costs and other employee costs, an increase in marketing expenditures as compared to the prior year period, and costs associated with the ongoing start-up of the new campus in Akron, Ohio, which opened in April 2021.

RU enrollment was approximately 16,200 during the three months ended March 31, 2022, which compares to 17,300 during the three months ended March 31, 2021. We believe this decline in enrollment, which also reflects year over year declines in total nursing enrollment and enrollment from new nursing students, may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment in some RU local markets, and increasing pay for nurses resulting in fewer available nursing faculty to educate and oversee clinicals. The factors adversely impacting RU enrollments, including nursing enrollments, are expected to continue to negatively impact RU’s results, and we are unable to predict when we will return to enrollment growth at RU. RU Segment revenue totaled approximately $67.1 million for the three months ended March 31, 2022.

Critical Accounting Policies and Use of Estimates

    For information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses, including as a result of the Rasmussen and GSUSA Acquisitions.

We believe the increase in net registrations at APUS for the three months ended March 31, 2022, was due to increases in military-related registrations from students utilizing TA at APUS and as a result of improvements made by the Army to the ArmyIgnitED system. For more information on the impacts of the Army TA program delays on the Company and the risks related to these impacts, please refer to “Overview” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and the section entitled “Risk Factors” in our Annual Report.

We believe that the increase in enrollment at HCN for the three months ended March 31, 2022 as compared to the prior year period is due in part to an increase in marketing expenditures and the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant.

Our consolidated results for the three months ended March 31, 2022 and 2021 reflect the operations of our APUS and HCN Segments only and include the results for our RU Segment and GSUSA for the three months ended March 31, 2022. We did not consolidate the RU Segment or GSUSA prior to the respective acquisition closing dates. RU enrollment was approximately 16,200 during the three months ended March 31, 2022, which compares to 17,300 during the three months ended March 31, 2021. We believe this decline in enrollment may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment, and challenges in filling open nursing faculty positions.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	46.3	36.5
Selling and promotional	25.4	21.9
General and administrative	19.1	26.6
Loss on disposals of long-lived assets	0.5	—
Depreciation and amortization	5.3	3.0
Total costs and expenses	96.6	88.0

Income from operations before interest and income taxes	3.4	12.0
Gain on acquisition	2.9	—
Interest (expense) income	(2.2)	0.1

Income from operations before income taxes	4.1	12.1
Income tax expense	0.7	3.0
Equity investment loss	—	—
Net income	3.4%	9.1%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue. Our consolidated revenue for the three months ended March 31, 2022 was $154.7 million, an increase of $66.2 million, or 74.8%, compared to $88.5 million for the three months ended March 31, 2021. The increase in revenue was primarily due to the inclusion of RU Segment revenue and GSUSA revenue for the three months ended March 31, 2022 of $67.1 million and $3.1 million, respectively, and a $0.4 million, or 3.7% increase, in revenue in our HCN Segment, partially offset by a $4.4 million, or 5.7% decrease, in our APUS Segment revenue. The HCN Segment revenue increase was primarily due to an 8.1% increase in total student enrollment as compared to the prior year period. The APUS Segment revenue decrease was primarily due to the timing of registrations within the quarter and lower revenue per net course registrations due to a change in the mix of registrations toward a greater percentage of military registrations, which generate lower revenue per registration than non-military registrations.

Costs and expenses. Costs and expenses for the three months ended March 31, 2022 were $149.5 million, an increase of $71.6 million, or 92.0%, compared to $77.9 million for the three months ended March 31, 2021. The increase in costs and expenses as compared to the prior year period was primarily due to the inclusion of our RU Segment costs and expenses, and GSUSA costs and expenses for the three months ended March 31, 2022 of $66.2 million and $4.7 million, respectively, as well as increases in faculty and employee compensation costs in our HCN Segment and increased employee compensation costs in Corporate and Other, advertising costs in our APUS and HCN Segments, and professional fees in Corporate and Other, partially offset by decreases in employee compensation costs, professional fees, and legal costs in our APUS Segment. Results for the three months ended March 31, 2022 include the following costs on a pre-tax basis: $0.9 million in professional fees associated with the Rasmussen and GSUSA Acquisitions in Corporate and Other; and $0.8 million in information technology costs related to our multi-year technology transformation program in our APUS Segment. Results for the three months ended March 31, 2021 included the following costs on a pre-tax basis: $1.8 million in information technology costs related to our multi-year technology transformation program in our APUS Segment; and $0.6 million in professional fees associated with the Rasmussen Acquisition in Corporate and Other. Costs and expenses as a percentage of revenue increased to 96.6% for the three months ended March 31, 2022, from 88.0% for the three months ended March 31, 2021.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2022 were $71.7 million, an increase of $39.4 million, or 121.8%, compared to $32.3 million for the three months ended March 31, 2021. The increase in instructional costs and services expenses was primarily due to the inclusion of RU Segment instructional costs and services expenses and GSUSA instructional costs and services expenses of $35.9 million and $2.9 million, respectively, as well as increases in faculty costs in our HCN Segment. Instructional costs and services expenses as a percentage of revenue increased to 46.3% for the three months ended March 31, 2022, from 36.5% for the three months ended March 31, 2021.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2022 were $39.3 million, an increase of $19.9 million, or 102.7%, compared to $19.4 million for the three months ended March 31, 2021. The increase in selling and promotional expenses was primarily due to the inclusion of RU Segment selling and promotional expenses and GSUSA selling and promotional expenses of $18.1 million and $0.8 million, respectively, as well as increases in advertising costs in our APUS and HCN Segments and an increase in employee compensation costs in our HCN Segment partially offset by decreases in employee compensation costs in our APUS Segment. Advertising costs increased $0.9 million in our APUS and HCN Segments compared to the prior year period. Selling and promotional expenses as a percentage of revenue increased to 25.4% for the three months ended March 31, 2022, from 21.9% for the three months ended March 31, 2021.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2022 were $29.6 million, an increase of $6.1 million, or 25.8%, compared to $23.5 million for the three months ended March 31, 2021. The increase in general and administrative expenses for the three months ended March 31, 2022 as compared to the prior year period was primarily due to the inclusion of RU Segment general and administrative expenses and GSUSA general and administrative expenses of $6.2 million and $0.9 million, respectively, as well as an increase in employee compensation costs and professional fees in Corporate and Other, partially offset by decreases in employee compensation costs, professional fees, and legal costs in our APUS Segment. For the three months ended March 31, 2022, APUS Segment general and administrative expenses include the following costs on a pre-tax basis: $0.9 million in professional fees associated with the Rasmussen and GSUSA Acquisitions, included in Corporate and Other; and $0.8 million of information technology costs related to our multi-year technology transformation program in our APUS Segment. For the three months ended March 31, 2021, general and administrative expenses include the following costs on a pre-tax basis: $1.8 million in information technology costs related to our multi-year technology transformation program in our APUS Segment; and $0.6 million in professional fees associated with the Rasmussen Acquisition in Corporate and Other. Consolidated bad debt expense for the three months ended March 31, 2022 was $2.8 million, or 1.8% of revenue, compared to $1.5 million, or 1.7% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 19.1% for the three months ended March 31, 2022, from 26.6% for the three months ended March 31, 2021. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets were $0.8 million and $8,000 for the three months ended March 31, 2022 and 2021, respectively. The loss on disposals for long-lived assets for the three months ended March 31, 2022 was primarily related to the sale of excess facilities located in Charles Town, West Virginia.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.1 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase in depreciation and amortization expenses for the three months ended March 31, 2022 as compared to the prior year period was primarily due to the inclusion of the RU Segment depreciation and amortization expenses of $6.1 million. Depreciation and amortization as a percentage of revenue increased to 5.3% for the three months ended March 31, 2022, from 3.0% for the three months ended March 31, 2021.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.4 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Gain on acquisition. The $4.5 million gain on acquisition resulted from the GSUSA Acquisition and represents the excess of the fair value of net assets acquired over consideration paid.

Interest (expense) income. Interest expense was $3.4 million for the three months ended March 31, 2022, compared to interest income of $0.1 million for the three months ended March 31, 2021. The increase in interest expense was due to a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, issued in connection with the Rasmussen Acquisition.

Income tax expense. We recognized income tax expense of $1.0 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively, or effective tax rates of 16.3% and 24.6%, respectively. In 2022, the gain on acquisition resulting from the GSUSA Acquisition is not included in taxable income resulting in a lower effective tax rate. Excluding the non-recurring gain on acquisition, the effective tax rate was 56.4%, which increased from the three months ended March 31, 2021 due primarily to the impact of non-deductible stock compensation and shortfalls from vesting of restricted stock units recorded in the period.

Equity investment loss. Equity investment loss was $5,000 for the three months ended March 31, 2022 and 2021, respectively.

Net income. Our net income was $5.3 million for the three months ended March 31, 2022, compared to net income of $8.1 million for the three months ended March 31, 2021, a decrease of $2.8 million. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenue:
APUS Segment	$73,090	$77,476
RU Segment	67,099	—
HCN Segment	11,541	11,132
Corporate and Other	3,017	(67)
Total Revenue	$154,747	$88,541
Income (loss) from operations before interest and income taxes:
APUS Segment	$13,182	$14,031
RU Segment	891	—
HCN Segment	(995)	783
Corporate and Other	(7,878)	$(4,177)
Total income from operations before interest and income taxes	$5,200	$10,637

APUS Segment

For the three months ended March 31, 2022, while net course registrations at APUS increased 1.2% to approximately 94,000 from approximately 92,900 as compared to the same period in 2021, the $4.4 million, or 5.7%, decrease to approximately $73.1 million in revenue in our APUS Segment was attributable to the timing of registrations within the quarter and lower revenue per net course registration due to a change in mix to a greater percentage of military registrations. Income from operations before interest and income taxes decreased to $13.2 million during the three months ended March 31, 2022, from $14.0 million, a decrease of $0.8 million compared to the prior year as a result of the decrease in revenue.

RU Segment

For the three months ended March 31, 2022, RU Segment revenue was $67.1 million and RU Segment income from operations before interest and income taxes was $0.9 million for the period. RU enrollment was approximately 16,200 during the three months ended March 31, 2022, which compares to 17,300 during the three months ended March 31, 2021. We believe this decline in enrollment may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment in local RU markets, and challenges in filling open nursing faculty and clinical positions.

HCN Segment

For the three months ended March 31, 2022 the $0.4 million, or 3.7%, increase to approximately $11.5 million in revenue in our HCN Segment was attributable to an increase in total student enrollment. HCN total student enrollment increased 8.1% to approximately 2,500 from approximately 2,300 students during the three months ended March 31, 2022 compared to the same period in 2021, due in part to an increase in marketing expenditures and the continued impact of initiatives implemented in 2019 and 2020, such as the direct entry ADN Program and the institutional affordability grant. The loss from operations before interest and income taxes in our HCN Segment was $0.9 million during the three months ended March 31, 2022, compared to income from operations of $0.8 million in the same period in 2021, a decrease of $1.8 million, primarily due to increases in nursing faculty compensation costs and other employee costs, an increase in marketing expenditures as compared to the prior year period, and costs associated with the ongoing start-up of the new campus in Akron, Ohio, which opened in April 2021.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $170.9 million and $149.6 million at March 31, 2022 and December 31, 2021, respectively, representing an increase of $21.3 million, or 14.2%. The increase in cash was due to cash provided by operating activities and $1.9 million of net cash received as a result of the GSUSA Acquisition, partially offset by increases in capital expenditures and payments of principal and interest on our debt obligations. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We anticipate that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for our working capital needs, capital expenditures, lease commitments, and debt interest and principal obligations for at least the next 12 months and the foreseeable future.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term.

Another significant source of revenue is derived from TA from DoD and programs from the U.S. Department of Veterans Affairs, or the VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. In 2021, disruptions related to the Army’s transition to a new system for soldiers to use to request TA adversely impacted APUS’s ability to invoice the Army for Army registrations and adversely impacted accounts receivable balances and cash flow from operations. During the three months ended March 31, 2022 we saw improvement in Army’s processing of invoices and payments to APUS. During the period Army paid approximately $20.6 million to APUS. As of March 31, 2022, approximately $19.4 million in accounts receivable, of which $10.5 million is older than 60 days from the course start date, was due from the Army as a result of the disruption associated with the transition to ArmyIgnitED. This improvement may not continue, and therefore we cannot predict when this disruption will be resolved with the Army’s systems fully operational or the timing of expected cash receipts from the Army.
We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. We believe that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt and interest obligations, and planned capital expenditures for the foreseeable future. For more on our material cash requirements from known contractual and other obligations, please refer to our Annual Report and to the section entitled “Contractual Obligations”.

Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the maintenance or relocation of existing campuses at RU and HCN and GSUSA’s classroom and administrative facility, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may continue to be elevated or increase as we continue the integration of RU and GSUSA, and continue to evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We also expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. For the three months ended March 31, 2022 and 2021, we incurred $0.9 million and $0.6 million, respectively, of acquisition-related expenses which are included in general and administrative expenses on the Consolidated Statements of Income.

RU currently relies on Collegis LLC, or Collegis, for a variety of outsourced information technology functions and marketing services under one contract for information technology functions and another for marketing services. In April 2022, we notified Collegis that we intend to permit both contracts to expire by their terms on September 30, 2024. We plan to transition all of the services currently outsourced to Collegis back to our operations or to one or more other third-party vendors, and we have already begun work on the transition of certain marketing services. As we are presently preparing transition plans, at this time we are unable to predict the full costs of the transition, in which periods we will incur those costs, or the impact on our financial results, but the transition may cause us to incur significant costs, which could adversely affect our financial condition, results of operations, and cash flows.

Acquisition of Rasmussen University

In connection with the completion of the Rasmussen Acquisition, on the Closing Date, we entered into the Credit Agreement and, pursuant thereto, the Lenders provided us with (i) the $175.0 million Term Loan, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or together with the Term Loan, the Facilities. We paid a portion of the consideration for the Rasmussen Acquisition with proceeds from the Term Loan. For more information on the Facilities and their terms, please refer to “Note 8. Long-Term Debt” included on the Consolidated Financial Statements in this Quarterly Report.

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

Operating Activities

Net cash provided by operating activities was $25.3 million and $11.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash from operating activities is primarily due to payments received from the Army and other changes in working capital due to the timing of receipts and payments. Accounts receivable at March 31, 2022, decreased approximately $2.4 million compared to December 31, 2021. Accounts payable, accrued compensation and benefits, and accrued liabilities at March 31, 2022 were approximately $2.4 million higher than December 31, 2021, primarily due to the inclusion of the RU Segment in 2022.

Investing Activities

Net cash used in investing activities was $0.3 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. Capital expenditures of $3.0 million for the three months March 31, 2022 were partially offset by net proceeds from the GSUSA Acquisition and the sale of real property of $1.9 million and $0.8 million, respectively. For the three months ended March 31, 2021, capital expenditures were $1.5 million.

Financing Activities

Net cash used in financing activities was $3.7 million for the three months ended March 31, 2022, compared to $83.4 million of net cash provided by financing activities for the three months ended March 31, 2021, respectively. This decrease in cash used in financing activities was largely due to principal payments made on our debt borrowings for the three months ended March 31, 2022. During the three months ended March 31, 2021, we received net proceeds of approximately $86.2 as a result of our underwritten public offering of common stock.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. For a summary of our contractual obligations, please refer to Item 7 of Part II of the Annual Report.

RU is a party to service agreements with a third party, Collegis, to provide marketing and IT services. The agreements expire September 30, 2024. The total minimum value of the service contracts over the remaining period is approximately $47.9 million. Notices of the non-renewal of the marketing and IT services agreements were issued to Collegis in April 2022.

In connection with the GSUSA Acquisition, we have also assumed an operating lease obligation in the aggregate of $50.0 million over 15 years for GSUSA’s Washington, D.C., headquarters facility. For more information on the timing and amount of our future lease obligations, please refer to “Note 5. Leases” included on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2022. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The interest rate cap agreement provides us with interest rate protection in the event the LIBOR rate increases above 2% and has a January 2025 termination date. As of March 31, 2022, the interest rate cap agreement hedged $87.5 million of principal under our term loan. For every 100 basis points increase in LIBOR, we would incur an incremental $1.7 million in interest expense per year, excluding any impact offset from the interest rate cap agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2022. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

On September 1, 2021, we completed the Rasmussen Acquisition. Please refer to “Note 3. Acquisition Activity” above for more information on this acquisition. In accordance with SEC guidance, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. As noted under Item 9A, Controls and Procedures, contained in our Annual Report, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of RU. Management is continuing to integrate the acquired operations of RU into our overall financial reporting process, and as a result of these integration activities, certain controls will be evaluated and may be changed. Based on SEC guidance, management also did not assess the effectiveness of internal control over financial reporting of GSUSA and plans to exclude RU operations from its annual assessment of internal controls over financial reporting for the year ending December 31, 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, we have been and may be involved in various legal proceedings. We currently have no material legal proceedings pending.

Item 1A. Risk Factors

    An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report and the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. With the exception of the following, there have been no material changes in the risk factors set forth in the Risk Factors section of our Annual Report.

Recent ED negotiated rulemakings could result in regulations that materially and adversely affect our business.

In March 2022, ED completed negotiated rulemaking processes intended to develop regulations related to Title IV participation. Topics addressed include 90/10 Rule modifications, gainful employment requirements, public service student loan forgiveness programs, mandatory pre-dispute arbitration, prohibition of class-action lawsuits, ability to benefit provisions, certification procedures for participation in Title IV programs, change of ownership and change in control rules and procedures, financial responsibility standards, and standards of administrative capability, among others. The negotiated rulemaking committees did not reach consensus on most of the draft regulations that they addressed, which means ED is not bound to use language developed during the negotiated rulemaking process for those regulations, and we cannot predict the nature or final form of any regulations ultimately adopted by ED. Any final regulations adopted by ED are not expected to go into effect until July 1, 2023 at the earliest, and we cannot ascertain whether those regulations could harm our business or materially and adversely affect our financial conditions and results of operations.

The HEA requires all for-profit education institutions to comply with the 90/10 Rule. In March 2021, the American Rescue Plan Act of 2021, or ARPA, which modified the 90/10 Rule to require that a for-profit institution derive not less than 10% of its revenue from sources other than “federal education assistance funds,” was signed into law. One of the recent negotiated rulemaking committees reached consensus on draft regulations to implement ARPA’s modifications to the 90/10 Rule, which means ED is required to use the consensus-based language in the proposed regulations that it publishes for public notice and comment. This language provides that for fiscal years beginning on or after January 1, 2023, federal funds used to calculate the revenue percentage will include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. The consensus-based language also provides that ED will identify the federal agency and the other educational assistance funds provided by that agency in a notice published in the Federal Register, with updates published as needed. As a result of this language, we expect that TA and VA benefits will be included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages will increase, particularly at APUS. Inclusion of TA in the 90/10 calculation could also cause other educational institutions to decrease their focus on serving military-affiliated students using TA benefits, and while that could have a positive impact on our enrollments from those students, it could also have an adverse impact on our ability to meet the requirements of the 90/10 Rule. This change, and any resulting actions we take to adjust the operations of our institutions to comply with the 90/10 Rule, could have a material adverse impact on the financial condition and operations of our institutions.

The negotiated rulemaking committee focused on draft gainful employment regulations did not reach consensus. However, in connection with that process, ED released informational rates that it calculated for the two metrics that ED is contemplating using for purposes of determining Title IV eligibility of gainful employment programs. Those two metrics are referred to as the debt-to-earnings rates (which involve two rates, namely the discretionary earnings rate and the annual earnings rate) and the earnings threshold measure. In a memorandum accompanying the informational rates and ED’s assessments of whether programs would fail on either of the proposed measures based on those rates, ED explained that the methodology it used to produce this data differed from ED’s proposed methodology from the negotiated rulemaking sessions, that any final regulation’s methodology may change, and that the outcomes depicted in the informational rates for particular programs may differ from those generated by a future gainful employment rule. ED also made certain assumptions that may not prove to be accurate. Out of the 30 RU programs, 47 APUS programs, and five HCN programs that ED assessed in the informational rates and subject to the qualifications set forth in ED’s related memorandum, eight RU programs and three APUS programs failed one or both measures. At this time, the outcome of any future gainful employment rulemaking is uncertain and it is difficult to predict whether our institutions’ programs will satisfy any future gainful employment metrics, including whether any programs identified as failing in the informational rates will in fact fail or whether other programs will fail or pass. The failure of any of our institutions’ programs to meet the required metrics could adversely impact those institutions and programs.

Our planned transition away from Collegis for currently outsourced RU information technology and marketing functions may not be timely, efficient, or cost-effective, or may pose other operational challenges.

RU currently relies on Collegis for a variety of outsourced information technology functions, including data center, learning management system, user support, and network and voice services, as well as marketing services. RU’s contracts with Collegis expire in September 2024, and in April 2022 we notified Collegis that we intend to permit the contracts to expire by their terms, which could have adverse impacts on our ongoing relationship with Collegis or the level of service that they provide. We plan to transition all of the services currently outsourced to Collegis back to our operations or to one or more other third-party vendors, and we have already begun work on the transition of certain marketing services. As we are presently preparing transition plans, at this time, we are unable to predict the full costs of the transition, in which periods we will incur those costs, or the impact on our financial results. However, the transition will cause us to incur significant time and expense, may not be timely, efficient, or cost-effective, or may otherwise be difficult to implement or pose operational challenges, any of which could adversely affect our business, financial condition, results of operations, and cash flows. This transition will require the efforts of multiple parties, including third-party vendors, and we cannot be assured that the level of cooperation among the parties will not create added challenges. In addition, there is no assurance that any contracts with third parties that replace Collegis for any of these services will be on terms that are favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended March 31, 2022, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2022	—	$—	—	—	$8,396,734
January 1, 2022 - January 31, 2022	—	—	—	382,955	8,396,734
February 1, 2022 - February 28, 2022	—	—	—	390,264	8,396,734
March 1, 2022 - March 31, 2022	—	—	—	512,421	8,396,734
Total	—	$—	—	512,421	$8,396,734

(1)On December 9, 2011, our Board of Directors approved a stock repurchase program for our common stock, under which we could annually purchase up to the cumulative number of shares issued or deemed issued in each year under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate us to repurchase any shares, may be suspended or discontinued at any time, and is funded using our available cash.

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

(3)During the three month period ended March 31, 2022, we were deemed to have repurchased 71,331 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board of Directors as described in footnotes 1 and 2 of this table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	May 10, 2022
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 10, 2022
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)