Form 10-K/A
period 2021-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2022-08-08
CIK 1201792

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

The total number of shares of common stock outstanding as of February 28, 2022 was 18,856,210.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of American Public Education, Inc. for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 2, 2022, or the Original Form 10-K, is being filed only for the purpose of (i) including a revised report of our independent registered public accounting firm to correct a typographical error in order to expressly cover the schedule listed in Item 15(c) and (ii) filing new certifications by our Chief Executive Officer and Chief Financial Officer. The schedule listed in Item 15(c) was previously referenced in the consent of the independent registered public accounting firm filed with the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10‑K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K
INDEX

PART II
Item 8	Financial Statements and Supplementary Data	3

PART IV
Item 15	Exhibits and Financial Statement Schedule	39

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
American Public Education, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in Item 15(c) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

To test the estimated fair value of the net identifiable assets, we evaluated the appropriateness of the valuation methodologies utilized and evaluated the reasonableness of the significant assumptions, such as growth rates, by comparing management’s estimates with:

•Historical results;
•internal communications to the Company’s management and the board of directors; and
•forecasted information included in the Company’s press releases as well as in analyst and industry reports of the Company and companies in its peer group.

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

(c)See Schedule II: Valuation and Qualifying Accounts included in this Annual Report and incorporated herein by reference.

Other schedules are omitted because they are not required.

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

2.1	Membership Interest Purchase Agreement dated October 28, 2020, by and among American Public Education Inc., FAH Education, LLC, Rasmussen, LLC, and Rasmussen College, LLC (5)
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fourth Amended and Restated Bylaws of the Company (7)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
4.2	Description of Securities (11)
10.1+	American Public Education, Inc. 2017 Omnibus Incentive Plan (8)
10.2+	Amendment Number One to the American Public Education, Inc. 2017 Omnibus Incentive Plan (12)
10.3+	American Public Education, Inc. Executive Severance Plan (8)
10.4+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.5+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (4)
10.6+	Amendment Number Two to the American Public Education, Inc. Employee Stock Purchase Plan (12)
10.7+	APUS Non-Qualified Plan (6)
10.8+	Form of Indemnification Agreement with directors and executive officers (2)
10.9+	Executive Employment Agreement, dated August 21, 2019, by and between American Public Education, Inc. and Angela Selden (10)
10.10+	Amendment to Executive Employment Agreement, dated September 23, 2020, by and between American Public Education, Inc. and Angela Selden (13)
10.11+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (3)
10.12+	Employment Agreement dated May 3, 2018, by and among American Public Education, Inc., American Public University System, Inc. and Patrik Dyberg (9)
10.13+	Executive Employment Agreement, dated June 29, 2020 by and among American Public University System, Inc., American Public Education, Inc. and Wade T. Dyke (13)
10.14*	D2L Master Terms and Conditions Agreement, dated as of October 31, 2019 by and between American Public University System, Inc. and D2L Ltd (14)
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

21.1	List of Subsidiaries (previously filed with the Original Form 10-K)
23.1	Consent of Deloitte & Touche LLP (previously filed with the Original Form 10-K))
24	Power of Attorney (previously filed with the Original Form 10-K)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.
(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on October 29, 2020.
(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on December 15, 2016.
(8)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 15, 2017.
(9)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-33810), filed with the Commission on August 8, 2018.
(10)	Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K (File No. 001-33810), filed with the Commission on August 22, 2019.
(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2019 (File No. 001-33810), filed with the Commission on March 11, 2020.
(12)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 18, 2020.
(13)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-33810), filed with the Commission on November 09, 2020.
(14)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K (File No. 001-33810) filed with the Commission on March 9, 2021.
(15)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on September 2, 2021.
(16)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33810) filed with the Commission on November 8, 2021.

AMERICAN PUBLIC EDUCATION, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2021:
American Public University System Segment	$2,196	$1,693	$(2,139)	$1,750
Rasmussen University Segment[1]	—	5,902	(2,458)	3,444
Hondros College of Nursing Segment	3,787	4,293	(1,878)	6,202
Allowance for receivables	$5,983	$11,888	$(6,475)	$11,396
Year ended December 31, 2020:
American Public University System Segment	$2,240	$1,276	$(1,320)	$2,196
Hondros College of Nursing Segment	3,934	2,526	(2,673)	3,787
Allowance for receivables	$6,174	$3,802	$(3,993)	$5,983
Year ended December 31, 2019:
American Public University System Segment	$2,669	$2,004	$(2,433)	$2,240
Hondros College of Nursing Segment	3,979	2,174	(2,219)	3,934
Allowance for receivables	$6,648	$4,178	$(4,652)	$6,174

1Rasmussen University Segment additions include $3.5 million beginning balance as of September 1, 2021.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	August 5, 2022	By:	/s/ Richard W. Sunderland, Jr.
		Name:	Richard W. Sunderland, Jr.
		Title:	Executive Vice President and Chief Financial Officer