Form 10-Q
period 2022-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2022-08-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of August 5, 2022 was 18,877,755.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of June 30, 2022	As of December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$184,519	$149,627
Accounts receivable, net of allowance of $11,889 in 2022 and $11,396 in 2021	26,820	36,026
Prepaid expenses	14,632	11,681
Income tax receivable	4,765	5,303
Total current assets	230,736	202,637
Property and equipment, net	100,164	102,417
Operating lease assets, net	110,062	77,943
Deferred income taxes	28,536	—
Goodwill	112,593	243,486
Intangible assets, net	64,641	85,082
Other assets, net	15,336	14,043
Total assets	$662,068	$725,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,550	$24,316
Accrued compensation and benefits	17,664	15,131
Deferred revenue and student deposits	27,389	21,776
Lease liabilities, current	14,702	13,705
Long-term debt, current	8,750	8,750
Total current liabilities	95,055	83,678
Lease liabilities, long-term	102,366	69,488
Deferred income taxes	—	5,059
Long-term debt, net	148,645	151,771
Total liabilities	346,066	309,996
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 18,878 issued and outstanding in 2022; 18,709 issued and outstanding in 2021	189	187
Additional paid-in capital	289,635	286,385
Accumulated other comprehensive income	1,942	108
Retained earnings	24,236	128,932
Total stockholders’ equity	316,002	415,612
Total liabilities and stockholders’ equity	$662,068	$725,608

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue	$149,608	$78,014	$304,355	$166,555
Costs and expenses:
Instructional costs and services	72,089	30,394	143,787	62,713
Selling and promotional	35,846	17,490	75,165	36,892
General and administrative	29,923	25,457	59,512	48,981
Impairment of goodwill and intangible assets (Note 6)	144,900	—	144,900	—
(Gain) loss on disposals of long-lived assets	(9)	174	784	182
Depreciation and amortization	8,119	2,524	16,267	5,175
Total costs and expenses	290,868	76,039	440,415	153,943
Income from operations before interest and income taxes	(141,260)	1,975	(136,060)	12,612
Gain on acquisition (Note 3)	(705)	—	3,828	—
Interest (expense) income	(3,390)	24	(6,745)	138
(Loss) income before income taxes	(145,355)	1,999	(138,977)	12,750
Income tax (benefit) expense	(35,332)	646	(34,292)	3,285
Equity investment loss	(6)	(822)	(11)	(827)
Net (loss) income	$(110,029)	$531	$(104,696)	$8,638

Net (loss) income per common share:
Basic	$(5.83)	$0.03	$(5.56)	$0.49
Diluted	$(5.82)	$0.03	$(5.54)	$0.49
Weighted average number of common shares:
Basic	18,865	18,684	18,835	17,454
Diluted	18,907	18,840	18,893	17,654

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net (loss) income	$(110,029)	$531	$(104,696)	$8,638
Other comprehensive (loss) income, net of tax:
Unrealized gain on hedging derivatives, net of taxes	618	—	1,834	—
Comprehensive (loss) income	$(109,411)	$531	$(102,862)	$8,638

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2020	14,809	$148	$195,597	$—	$111,180	$306,925
Issuance of common stock in public offering	3,680	37	86,172	—	—	86,209
Issuance of common stock under employee benefit plans	291	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(91)	(1)	(2,811)	—	—	(2,812)
Stock-based compensation	—	—	4,165	—	—	4,165
Net income	—	—	—	—	8,638	8,638
Balance as of June 30, 2021	18,689	$187	$283,120	$—	$119,818	$403,125

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2021	18,709	$187	$286,385	$108	$128,932	$415,612
Issuance of common stock under employee benefit plans	241	2	(2)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(72)	—	(1,454)	—	—	(1,454)
Stock-based compensation	—	—	4,706	—	—	4,706
Unrealized gain on hedging derivatives, net of taxes	—	—	—	1,834	—	1,834
Net loss	—	—	—	—	(104,696)	(104,696)
Balance as of June 30, 2022	18,878	$189	$289,635	$1,942	$24,236	$316,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Operating activities
Net (loss) income	$(104,696)	$8,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,267	5,175
Amortization of debt issuance costs	1,299	—
Stock-based compensation	4,706	4,165
Equity investment loss	11	827
Deferred income taxes	(35,091)	1,648
Loss on disposals of long-lived assets	784	182
Impairment of goodwill and intangible assets	144,900	—
Gain on acquisition	(3,828)	—
Other	9	3
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	13,488	(1,297)
Prepaid expenses	(2,869)	(3,133)
Income tax receivable/payable	538	(5,277)
Operating leases, net	1,433	97
Other assets	567	(875)
Accounts payable and accrued liabilities	1,716	(1,680)
Accrued compensation and benefits	2,513	904
Deferred revenue and student deposits	3,644	(479)
Net cash provided by operating activities	45,391	8,898
Investing activities
Cash received from acquisition, net of cash paid	1,932	—
Capital expenditures	(7,309)	(3,028)
Proceeds from the sale of real property	765	—
Net cash used in investing activities	(4,612)	(3,028)
Financing activities
Cash paid for repurchase of common stock	(1,454)	(2,812)
Cash received from issuance of common stock	—	86,209
Cash paid for principal on borrowings and finance leases	(4,433)	—
Net cash (used in) provided by financing activities	(5,887)	83,397
Net increase in cash, cash equivalents, and restricted cash	34,892	89,267
Cash, cash equivalents, and restricted cash at beginning of period	149,627	227,686
Cash, cash equivalents, and restricted cash at end of period	$184,519	$316,953

Supplemental disclosure of cash flow information
Interest paid	$5,438	$—
Income taxes paid	$635	$6,887

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

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, a nursing- and health sciences-focused institution, provides postsecondary education to students at its 23 campuses in six states and online. The Company completed the acquisition of RU, or the Rasmussen Acquisition, on September 1, 2021, or the RU Closing Date. Please refer to “Note 3. Acquisition Activity” for more information on this acquisition. The Consolidated Financial Statements do not include the operating results or financial position of RU for any periods prior to the RU Closing Date. RU is institutionally accredited by HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students enrolled at six campuses in Ohio and one campus in Indianapolis, Indiana, to serve the needs of the nursing and healthcare communities. A campus in Detroit, Michigan is expected to open in the fall of 2022. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES.

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

GSUSA operates as a stand-alone subsidiary of APEI, but does not meet the quantitative thresholds to qualify as a reportable segment. Therefore, GSUSA’s results are combined and presented within “Corporate and Other”. Please refer to “Note 9. Segment Information” included in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, for more information on the Company’s reporting segments.

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

    The Company’s operations are organized into the following three reportable segments:

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

Principles of Consolidation

The accompanying unaudited interim Consolidated Financial Statements include the accounts of APEI and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all of the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. This Quarterly Report should be read in conjunction with the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, or the Annual Report.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Specifically, at June 30, 2022, accounts payable and accrued liabilities were combined into a single line item on the Consolidated Balance Sheets.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.2 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.7 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, excluding the restricted certificates of deposit, was $1.8 million and $2.2 million, respectively. Total restricted cash as of June 30, 2022 and December 31, 2021 was $26.8 million and $27.0 million, respectively.

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
Stock-based Compensation

Stock-based payments may include incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing. Stock-based compensation cost is recognized as expense, generally over a three-year vesting period, using the straight-line method for Company employees and the graded-vesting method for members of the Company’s Board of Directors, or the Board, and is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions, including assumptions with respect to expected stock price volatility and the risk-free interest rate.

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

Stock-based compensation expense for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Instructional costs and services	$408	$389	$867	$855
Selling and promotional	216	255	512	564
General and administrative	1,726	1,341	3,327	2,746
Total stock-based compensation expense	$2,350	$1,985	$4,706	$4,165

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2022 and 2021, the Management Development and Compensation Committee of the Board approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s current year annual incentive-based compensation plans of approximately $0.6 million and $2.4 million during the three and six months ended June 30, 2022, respectively, compared to an aggregate expense of $1.3 million and $2.5 million during the three and six months ended June 30, 2021, respectively.

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

The preliminary opening balance sheet is subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and goodwill. The Company has up to one year from the RU Closing Date, or the measurement period, to complete the allocation of the purchase price. As the Company finalizes its assessment of the fair values of certain acquired assets and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur. During the three months ended March 31, 2022, the Company recorded a $0.5 million increase in goodwill recorded in connection with the Rasmussen Acquisition based on the final working capital adjustment. During the three months ended June 30, 2022, the Company recorded a non-cash impairment charge of $131.4 million to reduce the carrying value of RU Segment goodwill, as discussed further in “Note 6. Goodwill and Intangible Assets.”

The following table summarizes the components of the estimated consideration along with the purchase price allocation (in thousands):

Purchase Price Allocation	Amount
Cash and cash equivalents	$329,000
Working capital adjustment and additional cash contributions	2,333
Total consideration	331,333

Assets acquired:
Cash and cash equivalents	5,200
Accounts receivable	10,700
Prepaid expenses	4,600
Property and equipment, net	36,996
Operating lease assets	75,800
Deferred tax asset	3,049
Intangible assets	86,500
Other assets	600
Total assets acquired	223,445

Liabilities assumed:
Accounts payable and accrued liabilities	7,342
Deferred revenue	22,700
Operating lease liabilities, current	11,200
Operating lease liabilities, long-term	67,000
Other liabilities	1,300
Total liabilities assumed	109,542
Net assets acquired	113,903
Goodwill	$217,430

The fair value of the trade name, student roster, and lead conversions identified intangible assets were determined using the income-based approach. The fair value of the curricula and accreditation, licensing, and Title IV identified intangible assets were determined using the cost approach. The table below presents a summary of intangible assets acquired and the useful lives of these assets (in thousands):

Intangible Assets	Useful life	Amount
Trade name	Indefinite	26,500
Accreditation, licensing, and Title IV	Indefinite	24,500
Student roster	2 years	20,000
Curricula	3 years	14,000
Lead conversions	2 years	1,500
		$86,500

During the three months ended June 30, 2022, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment accreditation, licensing, and Title IV indefinite lived intangible assets, as discussed further in “Note 6. Goodwill and Intangible Assets.”

Acquisition of Graduate School USA

On the GSUSA Closing Date, the Company completed the GSUSA Acquisition pursuant to an Asset Purchase Agreement dated August 10, 2021 by and among American Public Training LLC, and Graduate School USA, or the Seller, for an aggregate purchase price of $1.0 million, subject to working capital adjustments. At closing, the Company received approximately $1.9 million from the Seller, which represents the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million which is the purchase price less $0.5 million retained by the Company to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing, and additional adjustments to the estimated net working capital at closing.

The Company applied the acquisition method of accounting to the GSUSA Acquisition, whereby the assets acquired and liabilities assumed were recognized at fair value on the GSUSA Closing Date. There was no goodwill recorded as a result of the GSUSA Acquisition, but an approximate $3.8 million noncash, non-taxable gain on the acquisition was recorded and is included as a separate line item on the Consolidated Statements of Income for the six months ended June 30, 2022.

The preliminary opening balance sheet is subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities assumed. The Company has up to one year from the GSUSA Closing Date, or the measurement period, to complete the allocation of the purchase price. As the Company finalizes its assessment of the fair values of certain acquired assets and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments in the period in which the adjustments occur. During the three months ended June 30, 2022, the Company recorded a $0.7 million decrease in the gain on acquisition in connection with the GSUSA Acquisition based on the final working capital adjustment.

The following table summarizes the components of the estimated consideration along with the purchase price allocation (in thousands):

Purchase Price Allocation (Unaudited)	Amount
Cash and cash equivalents	$1,000
Working capital adjustment	(2,450)
Total consideration	(1,450)

Assets acquired:
Accounts receivable	4,282
Prepaid expenses	1,096
Property and equipment, net	400
Operating lease assets	31,635
Intangible assets	965
Total assets acquired	38,378

Liabilities assumed:
Accounts payable and accrued liabilities	810
Deferred revenue	1,969
Lease liabilities, current	1,179
Lease liabilities, long-term	30,779
Deferred income taxes	1,263
Total liabilities assumed	36,000
Net assets acquired	2,378
Gain on acquisition	$3,828

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

For the three and six months ended June 30, 2022, respectively, the Company incurred approximately $0.4 million and $1.3 million of acquisition-related expenses related to RU and GSUSA, and for the three and six months ended June 30, 2021, respectively, the Company incurred approximately $3.1 million and $3.6 million of acquisition-related expenses related to RU. These expenses are included in general and administrative expenses on the Consolidated Statements of Income.

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended June 30, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$69,336	$53,323	$9,730	$4,327	$136,716
Graduation fees	380	—	—	—	380
Textbook and other course materials	—	9,798	1,623	—	11,421
Other fees	188	770	133	—	1,091
Total Revenue	$69,904	$63,891	$11,486	$4,327	$149,608

	Three Months Ended June 30, 2021
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$66,521	$—	$9,391	$(59)	$75,853
Graduation fees	272	—	—	—	272
Textbook and other course materials	—	—	1,614	—	1,614
Other fees	146	—	129	—	275
Total Revenue	$66,939	$—	$11,134	$(59)	$78,014

	Six Months Ended June 30, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$141,921	$109,240	$19,463	$7,344	$277,968
Graduation fees	715	—	—	—	715
Textbook and other course materials	—	20,092	3,286	—	23,378
Other fees	358	1,658	278	—	2,294
Total Revenue	$142,994	$130,990	$23,027	$7,344	$304,355

	Six Months Ended June 30, 2021
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$143,406	$—	$18,756	$(126)	$162,036
Graduation fees	645	—	—	—	645
Textbook and other course materials	—	—	3,245	—	3,245
Other fees	364	—	265	—	629
Total Revenue	$144,415	$—	$22,266	$(126)	$166,555

The RU Segment reflects the operations of RU, which was acquired on the RU Closing Date. The Company did not consolidate the financial results of the RU Segment prior to the RU Closing Date.

Corporate and Other includes tuition and contract training revenue earned by GSUSA from the GSUSA Closing Date through June 30, 2022. Contract training revenue represents both individual and customized training programs and is recognized when the services are performed. Additionally, the APUS Segment charges the HCN Segment and corporate employees for the value of courses taken by HCN Segment employees and corporate employees at APUS. The elimination of this intersegment revenue is included within Corporate and Other.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of June 30, 2022 and December 31, 2021.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, starts a term, in the case of RU and HCN, or begins a long-term program, open enrollment program or government contract, in the case of GSUSA. Deferred revenue at June 30, 2022 was $27.4 million and includes $12.0 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $15.4 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2021 was $21.8 million and included $12.9 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $8.9 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Maryland under an operating lease that expires in May 2023. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 23 campuses located in six states under operating leases that expire through October 2033. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases six campuses located in Ohio and one campus in Indianapolis, Indiana, and beginning in the fall of 2022, one campus in Detroit, Michigan, under operating leases that expire through June 2029. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii, under operating leases that expire through September 2036.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six months ended June 30, 2022 was $5.1 million and $10.1 million, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and six month periods ended June 30, 2022 was $5.2 million and $10.0 million, respectively, and is included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities during the three and six months ended June 30, 2021 was $0.8 million and $1.5 million, respectively, and is included in operating cash flows.

Finance Leases

In connection with the GSUSA Acquisition, the Company acquired leases for copiers and printers that are classified as finance leases and expire on December 31, 2024. The Company pledged the assets financed to secure the outstanding leases. As of June 30, 2022, the total finance lease liability was $0.3 million with an average interest rate of 3.75%. The ROU asset is recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $0.03 million and $0.05 million for the three and six months ended June 30, 2022, respectively, and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s finance and operating leases as of June 30, 2022 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2022 (remaining)	$9,513	$57
2023	17,767	114
2024	15,927	113
2025	14,230	—
2026	13,773	—
2027	13,557	—
2028 and beyond	60,196	—
Total future minimum lease payments	$144,963	$284
Less: imputed interest	(28,166)	(13)
Present value of operating lease liabilities	$116,797	$271
Less: lease liabilities, current	(14,596)	(106)
Lease liabilities, long-term	$102,201	$165

Balance Sheet Classification (Unaudited)
Current
Operating lease liabilities, current	$14,596
Finance lease liabilities, current	106
Long-term
Operating lease liabilities, long-term	102,201
Finance lease liabilities, long-term	165
Total lease liabilities	$117,068

Other Information (Unaudited)
Weighted average remaining lease term (in years)
Operating leases	9.32
Finance leases	2.50
Weighted average discount rate
Operating leases	3.9%
Finance leases	3.8%

Note 6. Goodwill and Intangible Assets

    In connection with its acquisitions, the Company has applied ASC 805, using the acquisition method of accounting. The Company recorded $217.4 million of goodwill in connection with the Rasmussen Acquisition, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company previously recorded goodwill in the amount of $38.6 million in connection with its acquisition of HCN, and later recorded non-cash impairment charges reducing the carrying value of HCN Segment goodwill to $26.6 million. There was no goodwill recorded in connection with the acquisition of GSUSA.

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which includes trade name, accreditation, licensing, and Title IV, and affiliate agreements. There were no indefinite useful life intangible assets identified as a result of the GSUSA Acquisition. The Company recorded $35.5 million, $4.4 million and $1.0 million, respectively, of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA. Amortization expense related to definite lived intangibles assets was approximately $4.0 million and $7.9 million for the three and six months ended June 30, 2022, respectively.

The following table represents the balance of the Company’s intangible assets as of June 30, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	$8,332	$—	$11,668
Curricula	14,563	4,320	—	10,243
Student and customer contracts and relationships	4,614	4,019	—	595
Lead conversions	1,500	625	—	875
Non-compete agreements	86	86	—	—
Tradename	35	18	—	17
Accreditation and licenses	28	6	—	22
Total finite-lived intangible assets	$40,826	$17,406	$—	$23,420
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	13,500	12,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	13,500	41,221
Total intangible assets	$95,547	$17,406	$13,500	$64,641

The following table represents the balance of the Company’s intangible assets as of December 31, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$3,333	$—	$16,667
Curricula	14,405	1,961	—	12,444
Student contracts and relationships	3,870	3,870	—	—
Lead conversions	1,500	250	—	1,250
Non-compete agreements	86	86	—	—
Total finite-lived intangible assets	$39,861	$9,500	$—	$30,361
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	—	26,186
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	—	54,721
Total intangible assets	$94,582	$9,500	$—	$85,082

During the three months ended June 30, 2022, in connection with preparation of this Quarterly Report, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount as a result of circumstances that included RU’s performance to date against 2022 internal targets and overall 2022 financial performance to date. There were no indicators of impairment at HCN. Therefore, the Company proceeded with a quantitative impairment test as of May 31, 2022. The implied fair value of goodwill was calculated and compared to the recorded goodwill. As a result, the Company recorded a non-cash impairment charge of $131.4 million, and to reflect the corresponding tax impact, to reduce the carrying value of RU Segment goodwill.

During the three months ended June 30, 2022, the Company also evaluated events and circumstances related to the valuation of its intangibles recorded within the RU and HCN Segments to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. These evaluations concluded there were indicators of impairment during the three months ended June 30, 2022 of the RU Segment accreditation, licensing and Title IV indefinite-lived intangible asset. The Company determined the fair value of the intangible asset was $11.0 million, or $13.5 million less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment indefinite-lived intangible assets.

In total, the Company recorded non-cash impairment charges of $144.9 million during the three months ended June 30, 2022 related to RU Segment goodwill and intangible assets, and the corresponding tax impact.

The Company utilized an independent valuation firm to determine the fair value of RU. The independent valuation firm weighted the results of two different valuation methods: discounted cash flow and guideline public company. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU at RU’s estimated weighted-average cost of capital. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the value of RU. Values derived under the two valuation methods were then weighted to estimate RU’s enterprise value. The goodwill impairment charge recorded in the quarter ended June 30, 2022 eliminated the difference between the fair value of goodwill and the book value of goodwill. Future changes, including minor changes in revenue, operating income, valuation multiples, discount rates, and other inputs to the valuation process may result in future impairment charges, and those charges could be material.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment as of December 31, 2021 and June 30, 2022 (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2021	$—	$216,923	$26,563	$243,486
Goodwill acquired	—	—	—	—
Impairment	—	(131,400)	—	(131,400)
Adjustments	—	507	—	507
Goodwill as of June 30, 2022	$—	$86,030	$26,563	$112,593

Determining fair value of goodwill and intangible assets requires judgment and the use of significant estimates and assumptions, including, but not limited to, fluctuations in enrollments, revenue growth rates, operating margins, discount rates, and future market conditions. Given the current competitive and regulatory environment, the impact of COVID-19, and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill and intangible asset impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record goodwill and intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material. Estimates are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Basic weighted average shares outstanding	18,865	18,684	18,835	17,454
Effect of dilutive restricted stock and options	42	156	58	200
Diluted weighted average shares outstanding	18,907	18,840	18,893	17,654

The table below reflects a summary of securities that could potentially dilute basic net income per common share in future periods that were not included in the computation of diluted earnings per share because the effect would have been antidilutive (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock options	102	18	102	18
Restricted shares	684	2	621	3
Total antidilutive securities	786	20	723	21

Note 8. Long-Term Debt

In connection with the Rasmussen Acquisition, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, which together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on the RU Closing Date and is presented net of the debt issuance costs at origination of $13.1 million on the Consolidated Balance Sheets. The debt issuance costs are being amortized using the effective interest method over the term of the Term Loan. Debt issuance costs of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding on the Revolving Credit Facility at June 30, 2022 and December 31, 2021.

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to LIBOR (subject to a 0.75% floor) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of June 30, 2022, the Facilities borrowing rate was 6.56%. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility. APEI is also required to make principal payments of the Term Loan on the last day of each quarter, in an amount equal to $2.2 million per quarter.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0. At June 30, 2022, the Company was in compliance with all debt covenants.

Long-term debt consists of the following as of June 30, 2022 (in thousands):

Long-Term debt (Unaudited)
Credit agreement	$168,437
Deferred financing fees	(11,042)
Total debt	157,395

Less: Current portion	(8,750)
Long-Term Debt	$148,645

Scheduled maturities of long-term debt at June 30, 2022 are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2022 (remaining)	4,375
2023	8,750
2024	8,750
2025	8,750
2026	8,750
2027	129,062
Total	168,437

Derivatives and Hedging

The Company is subject to interest rate risk, as all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. This interest rate cap agreement, designated as a cash flow hedge, provides the Company with interest rate protection in the event the three month LIBOR rate exceeds 2.0%. The interest rate cap is effective October 1, 2021 and will expire on January 1, 2025.

Changes in the fair value of the interest rate cap designated as a hedging instrument that effectively offset the variability of cash flows associated with the Company’s variable-rate long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

At June 30, 2022, the $3.0 million fair value of the interest rate cap is recorded in Other assets on the Consolidated Balance Sheets. The unrealized gain of $1.9 million, net of taxes, is included in accumulated other comprehensive income.

Note 9. Segment Information

In connection with the Rasmussen Acquisition (as further described in Note 3, “Acquisition Activity”), the Company revised its reportable segments to reflect the manner in which the chief operating decision-maker evaluates performance and allocates resources, and to include RU as a separately reportable segment. Prior to the third quarter of 2021, the Company had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the Hondros College of Nursing Segment, or HCN Segment. Post-acquisition, the Company has three reportable segments: the APUS Segment, which was previously included within the former APEI Segment; the RU Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and remaining unallocated Company expenses. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment; therefore, its operational activities are presented below within “Corporate and Other”. Adjustments to reconcile segment results to the Consolidated Financial Statements, including unallocated corporate activity and eliminations, which generally were previously reported within the former APEI Segment, are also included in “Corporate and Other”. Prior periods have been updated to conform to the revised presentation.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$69,904	$66,939	$142,994	$144,415
RU Segment	63,891	—	130,990	—
HCN Segment	11,486	11,134	23,027	22,266
Corporate and Other	4,327	(59)	7,344	(126)
Total Revenue	$149,608	$78,014	$304,355	$166,555
Depreciation and amortization:
APUS Segment	$1,586	$2,332	$3,287	$4,825
RU Segment	6,160	—	12,239	—
HCN Segment	223	181	445	329
Corporate and Other	150	11	296	21
Total Depreciation and amortization	$8,119	$2,524	$16,267	$5,175
Income (loss) from operations before interest and income taxes:
APUS Segment	$13,624	$9,113	$26,806	$23,144
RU Segment	(146,553)	—	(145,662)	—
HCN Segment	(630)	117	(1,625)	900
Corporate and Other	(7,701)	(7,255)	(15,579)	(11,432)
Total (loss) income from operations before interest and income taxes	$(141,260)	$1,975	$(136,060)	$12,612
Interest (expense) income:
APUS Segment	$38	$39	$77	$130
RU Segment	5	—	8	—
HCN Segment	3	2	5	4
Corporate and Other	(3,436)	(17)	(6,835)	4
Total Interest (expense) income	$(3,390)	$24	$(6,745)	$138
Income tax expense (benefit):
APUS Segment	$10,511	$3,300	$15,185	$7,067
RU Segment	(36,687)	—	(36,381)	—
HCN Segment	(566)	39	(882)	244
Corporate and Other	(8,590)	(2,693)	(12,214)	(4,026)
Total Income tax (benefit) expense	$(35,332)	$646	$(34,292)	$3,285
Capital expenditures:
APUS Segment	$957	$843	$1,398	$1,814
RU Segment	2,994	—	4,918	—
HCN Segment	390	657	890	1,214
Corporate and Other	3	—	103	—
Total Capital Expenditures	$4,344	$1,500	$7,309	$3,028

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)
Assets:
APUS Segment	$126,349	$126,926
RU Segment	319,494	429,299
HCN Segment	50,527	51,936
Corporate and Other	165,698	117,447
Total Assets	$662,068	$725,608

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

Note 11. Concentration

    The Company’s students utilize various payment sources and programs to finance their education expenses, including funds from: the U.S. Department of Defense, or DoD, tuition assistance programs, or TA, education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, and federal student aid from Title IV programs; and cash and other sources.

     A summary of APUS Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
DoD tuition assistance programs	46%	41%	47%	44%
VA education benefits	22%	22%	21%	22%
Title IV programs	18%	21%	18%	20%
Cash and other sources	14%	16%	14%	14%
A summary of RU Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Title IV programs	74%	76%	74%	76%
Cash and other sources	24%	23%	24%	22%
VA education benefits	2%	1%	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Title IV programs	82%	81%	80%	81%
Cash and other sources	16%	17%	18%	18%
VA education benefits	2%	2%	2%	1%

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•our expectations regarding the effects of and our response to the ongoing COVID-19 pandemic, including the demand environment for online education or nursing education as the pandemic abates and impacts on business operations and our financial results;
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
•actions by the U.S. Department of Defense, or DoD, or branches of the U.S. Armed Forces, including actions related to the disruption of DoD tuition assistance programs, or TA, and ArmyIgnitED, and expectations regarding the effects of those actions;
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
•our loss of eligibility to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs, or ability to process Title IV financial aid;
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

Overview

Background

    We are a provider of online and campus-based postsecondary education, and with the acquisition of GSUSA, career learning, to approximately 104,900 students through four subsidiary institutions. Our subsidiary institutions offer education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and American Public University System, Inc., or APUS, RU, and HCN are certified by the United States Department of Education, or ED, to participate in Title IV programs.

Acquisitions

On September 1, 2021, or the RU Closing Date, we completed the Rasmussen Acquisition for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, of $325.5 million in cash, net of cash acquired. Upon completion of the Rasmussen Acquisition, RU, became a wholly owned subsidiary of APEI. On September 9, 2021, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, effective as of October 14, 2021, that allows RU to continue disbursing Title IV funds while ED reviews the change in ownership application.

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

On January 1, 2022, or the GSUSA Closing Date, our wholly owned subsidiary, American Public Training, LLC, completed our acquisition of substantially all the assets of GSUSA, or the Seller, for $1.0 million, subject to working capital adjustments. At closing, the Company received approximately $1.9 million from the Seller, which represents the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million, which is the purchase price less $0.5 million retained by the Company to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing and additional adjustments to the estimated net working capital at closing.

Our consolidated results for the three and six months ended June 30, 2021 do not reflect the operations of RU and GSUSA. We did not consolidate the RU Segment or GSUSA results prior to the respective acquisition closing dates. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which includes unallocated corporate activity and eliminations, and for the three and six months ended June 30, 2022, the operational activities of GSUSA.

Our results for the three and six months ended June 30, 2022 respectively, include approximately $0.4 million and $1.3 million of acquisition-related expenses related to RU and GSUSA, and our results for the three and six months ended June 30, 2021 included approximately $3.1 million and $3.6 million of acquisition-related expenses related to RU, respectively. These expenses are included in general and administrative expenses on the Consolidated Statements of Income.

For more information on the Rasmussen and GSUSA Acquisitions, please refer to, “Note 3. Acquisition Activity” included in the Consolidated Financial Statements in this Quarterly Report.

We have continued to monitor the impact of the COVID-19 pandemic and adjust our operations as appropriate in light of state and federal guidance. The COVID-19 pandemic did not materially impact our results of operations during the three and six months ended June 30, 2022. For more information on the potential risks related to COVID-19, please refer to our Annual Report, “Results of Operations” below, and the section of this Quarterly Report entitled “Risk Factors”.

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 86,600 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of June 30, 2022, approximately 64% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to over 15,900 students at its 23 campuses in six states and online. As of June 30, 2022, approximately 8,200 students are pursuing nursing degrees at RU, approximately 90% of whom are enrolled in RU’s pre-licensure degree programs.

We did not consolidate the financial results of the RU Segment prior to the RU Closing Date.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,400 students at six campuses in Ohio and a campus in Indianapolis, Indiana. A campus in Detroit, Michigan is expected to open in fall of 2022, and HCN has received initial regulatory approvals for the Diploma in Practical Nursing Program at the campus. All of HCN’s students are enrolled in its pre-licensure degree programs.

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

Regulatory and Legislative Activity
ED recently engaged in negotiated rulemaking processes to develop proposed regulations related to participation in the student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or the HEA. Topics included modifications to what is commonly referred to as the 90/10 Rule, which imposes sanctions on for-profit institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs, as calculated under ED’s regulations, gainful employment requirements, public service student loan forgiveness programs, mandatory pre-dispute arbitration, prohibition of class-action lawsuits, ability to benefit provisions, certification procedures for participation in Title IV programs, change in ownership and change in control rules and procedures, financial responsibility standards, and standards of administrative capability, among others. Any final regulations adopted by ED are not expected to go into effect until July 1, 2023 at the earliest (assuming ED publishes the final regulations by November 1, 2022). ED already has published some proposed regulations relating to these topics for public notice and comment, and ED has indicated that it will release other proposed regulations at later dates. Please refer to “Risk Factors - Recent ED negotiated rulemakings could result in regulations that materially and adversely affect our business.”

In July 2022, HCN received a final program review determination from ED closing the previously disclosed open program review from July 2021. ED made final determinations with respect to all outstanding findings, resulting in total liabilities of approximately $12,000.

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

Prior to the Rasmussen Acquisition, we had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the Hondros College of Nursing Segment, or HCN Segment. Post-acquisition, we have three reportable segments: the APUS Segment, which was previously included within the former APEI Segment; the RU Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and unallocated Company expenses. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment; therefore, its operational activities are presented below within “Corporate and Other”. Additionally, adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which primarily includes unallocated corporate activity and eliminations, which generally were previously reported within the former APEI Segment. Prior periods have been updated to conform to the revised presentation.

Summary of Results

As discussed above, we completed the Rasmussen and GSUSA Acquisitions on September 1, 2021, and January 1, 2022, respectively. We did not consolidate the financial results of these companies prior to their respective acquisition closing dates. Accordingly, the financial results for the three and six months ended June 30, 2021, do not include the results of operations of RU and GSUSA, and therefore the prior year period presented is not directly comparable to the current period.

For the three months ended June 30, 2022, our consolidated revenue increased to $149.6 million from $78.0 million, or by 91.8%, compared to the prior year period. Our operating margins decreased to negative 94.4% for the three months ended June 30, 2022 from 2.6% in the prior year period. The net loss for the three months ended June 30, 2022 was $110.0 million compared to net income of $0.5 million during the three months ended June 30, 2021. Results for the three months ended June 30, 2022 include a non-cash impairment charge of $144.9 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact. Excluding the impact of the non-cash impairment charge, for the three months ended June 30, 2022, our operating margin was 2.4% and our net loss was $1.1 million.

For the six months ended June 30, 2022, our consolidated revenue increased to $304.4 million from $166.6 million, or 82.7%, compared to the prior year period. Our operating margins decreased to negative 44.7% for the six months ended June 30, 2022 from 7.5% in the prior year period. The net loss for the six months ended June 30, 2022 was $104.7 million compared to net income of $8.6 million during the six months ended June 30, 2021. Results for the six months ended June 30, 2022 include a non-cash impairment charge of $144.9 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets and the corresponding tax impact. Excluding the non-cash impairment charge for the six months ended June 30, 2022, our operating margin was 2.9% and our net income was $4.2 million. Excluding the impact of the impairment charge, we expect our operating margins to remain below prior year levels for the remainder of 2022, including as a result of the impacts of inflation, increases in labor costs, particularly at RU and HCN, and enrollment trends, particularly at

RU. Even to the extent that we take efforts to control our labor costs, we expect to continue to evaluate and may implement increases to wages and salaries to be more competitive with the market.
For the three months ended June 30, 2022, net course registrations at APUS increased to approximately 83,500 from approximately 82,600, or approximately 1.1%, compared to the prior year period. APUS Segment revenue increased to $69.9 million from $66.9 million, or by 4.4%, compared to the prior year period. For the six months ended June 30, 2022, net course registrations at APUS increased to approximately 177,400 from approximately 175,600, or approximately 1.0%, compared to the prior year period, APUS Segment revenue decreased to $143.0 million from $144.4 million, or by 1.0%, compared to the prior year period. In both the three and six months ended June 30, 2022, the increase in net course registrations was primarily due to an increase in military-related registrations from students utilizing TA. We believe the difference in the change in net course registrations as compared to the change in APUS Segment revenue was a result of two key factors: the difference in timing of registrations during the three and six months ended June 30, 2022, as compared with the prior year; and lower revenue per net course registration due to a change in the mix of registrations toward a greater percentage of military registrations, which generate lower revenue per registration than non-military registrations. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three months ended June 30, 2022, APUS Segment operating margins increased to 19.5% from 13.6% in the prior year period. For the six months ended June 30, 2022, APUS Segment operating margins increased to 18.7% from 16.0% in the prior year period. The increase in the operating margin was due to decreases in employee compensation costs, advertising costs and professional services costs.

For the three months ended June 30, 2022, HCN Segment revenue increased to $11.5 million from $11.1 million, or by 3.2%, compared to the prior year period. Total enrollment at HCN was approximately 2,400 for both the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022, HCN Segment revenue increased to $23.0 million from $22.3 million, or by 3.4%, compared to the prior year period. Total enrollment at HCN for the six months ended June 30, 2022 increased approximately 5.4% as compared to the prior year period. We believe that the increase in total student enrollment at HCN was due primarily to the opening of the Akron campus in April 2021 and to the Indianapolis campus, which effective for the 2022 calendar year can enroll up to 200 students per calendar year compared to 30 students in 2021. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

For the three months ended June 30, 2022, HCN Segment operating margins decreased to negative 5.5% from 1.1% in the prior year period. For the six months ended June 30, 2022, HCN Segment operating margins decreased to negative 7.1% from 4.0% in the prior year period. The decrease in the operating margin is due to increases in nursing faculty compensation costs and other employee costs and an increase in marketing expenditures as compared to the prior year period.

RU Segment revenue totaled approximately $63.9 million and $131.0 million for the three and six months ended June 30, 2022, respectively. RU enrollment was approximately 15,900 during the three months ended June 30, 2022, which compares to 17,000 during the three months ended June 30, 2021. We believe this decline in enrollment, which reflects year-over-year declines in total nursing enrollment and enrollment from new nursing students, may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment in some RU local markets, and increasing pay for nurses resulting in fewer available nursing faculty to educate and oversee clinicals. In July 2022, we implemented a voluntary enrollment reduction in RU’s Bloomington, Minnesota ADN Program as part of an effort to meet desired faculty to student ratios and improve student performance. In addition, as described in “Risk Factors” below, RU is now required to maintain a specified faculty to student ratio in 2023 for the Bloomington ADN Program, which constrains our ability to increase enrollments for that program based on our ability to attract and retain qualified faculty. The various factors adversely impacting RU enrollments, including nursing enrollments, are expected to continue to negatively impact RU’s results, and we are unable to predict when we will return to enrollment growth at RU.

During the three months ended June 30, 2022, RU completed an interim goodwill and intangible asset impairment test as a result of circumstances that included RU’s continued performance against revised 2022 internal targets and overall 2022 financial performance. The test determined the fair value was less than the carrying value and as a result, we recorded a non-cash impairment charge of $144.9 million to reduce the carrying value of our RU Segment goodwill and intangible assets during the period, and to reflect the corresponding tax impact.

Critical Accounting Policies and Use of Estimates

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

During the three months ended June 30, 2022, in connection with preparation of this Quarterly Report, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount as a result of circumstances that included RU’s performance to date against 2022 internal targets and overall 2022 financial performance to date. There were no indicators of impairment at HCN. Therefore, the Company proceeded with a quantitative impairment test as of May 31, 2022. The implied fair value of goodwill was calculated and compared to the recorded goodwill. As a result, the Company recorded a non-cash impairment charge of $131.4 million, and to reflect the corresponding tax impact, to reduce the carrying value of RU Segment goodwill.

During the three months ended June 30, 2022, the Company also evaluated events and circumstances related to the valuation of its intangibles recorded within the RU and HCN Segments to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. These evaluations concluded there were indicators of impairment during the three months ended June 30, 2022 of the RU Segment accreditation, licensing and Title IV indefinite-lived intangible asset. The Company determined the fair value of the intangible asset was $11.0 million, or $13.5 million less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment indefinite-lived intangible assets.

In total, the Company recorded non-cash impairment charges of $144.9 million during the three months ended June 30, 2022 related to RU Segment goodwill and intangible assets, and the corresponding tax impact.

The Company utilized an independent valuation firm to determine the fair value of RU. The independent valuation firm weighted the results of two different valuation methods: discounted cash flow and guideline public company. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU at RU’s estimated weighted-average cost of capital. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the value of RU. Values derived under the two valuation methods were then weighted to estimate RU’s enterprise value. The goodwill impairment charge recorded in the quarter ended June 30, 2022 eliminated the difference between the fair value of goodwill and the book value of goodwill. Future changes, including minor changes in revenue, operating income, valuation multiples, discount rates, and other inputs to the valuation process may result in future impairment charges, and those charges could be material.

We evaluated events and circumstances related to the valuation of goodwill of HCN for the three months ended June 30, 2022 and determined there were no indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. Our October 31, 2021 annual assessment concluded that the fair value of HCN exceeded the carrying value by approximately $20.1 million, or 51.8%.

Determining fair value of goodwill and intangible assets requires judgment and the use of significant estimates and assumptions, including, but not limited to, fluctuations in enrollments, revenue growth rates, operating margins, discount rates, and future market conditions. Given the current competitive and regulatory environment, the impact of COVID-19, and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill and intangible asset impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record goodwill and intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material. Estimates are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

For more information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses, including as a result of the Rasmussen and GSUSA acquisitions.

We believe the increase in net registrations at APUS for the three and six months ended June 30, 2022, was due to increases in military-related registrations from students utilizing TA and as a result of improvements made by the Army to the ArmyIgnitED system. For more information on the impacts of the Army TA program delays on the Company and the risks related to these impacts, please refer to “Liquidity and Capital Resources – Liquidity” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and the section entitled “Risk Factors.”

We believe that the increase in enrollment at HCN for the six months ended June 30, 2022 as compared to the prior year period is due primarily to the opening of the Akron campus in April 2021 and to the Indianapolis campus, which effective for the 2022 calendar year can enroll up to 200 students per calendar year compared to 30 students in 2021.

Our consolidated results for the three and six months ended June 30, 2022 and 2021 reflect the operations of our APUS and HCN Segments and only include the results for our RU Segment and GSUSA for the three and six months ended June 30, 2022. We did not consolidate the RU Segment or GSUSA prior to the respective acquisition closing dates. RU enrollment was approximately 15,900 during the three months ended June 30, 2022, which compares to 17,000 during the three months ended June 30, 2021. We believe this decline in enrollment may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment, and challenges in filling open nursing faculty positions.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.2	39.0	47.2	37.7
Selling and promotional	24.0	22.4	24.7	22.2
General and administrative	20.0	32.6	19.6	29.4
Impairment of goodwill and intangible assets	96.9	—	47.6	—
Loss on disposals of long-lived assets	—	0.2	0.3	0.1
Depreciation and amortization	5.3	3.2	5.3	3.1
Total costs and expenses	194.4	97.4	144.7	92.5

Income (loss) from operations before interest and income taxes	(94.4)	2.6	(44.7)	7.5
Gain on acquisition	(0.5)	—	1.3	—
Interest (expense) income	(2.3)	—	(2.2)	0.1

Income (loss) from operations before income taxes	(97.2)	2.6	(45.6)	7.6
Income tax (benefit) expense	(23.6)	0.8	(11.3)	2.0
Equity investment loss	—	(1.1)	—	(0.5)
Net (loss) income	(73.6)%	0.7%	(34.3)%	5.1%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue. Our consolidated revenue for the three months ended June 30, 2022 was $149.6 million, an increase of $71.6 million, or 91.8%, compared to $78.0 million for the three months ended June 30, 2021. The increase in revenue was primarily due to the inclusion of RU Segment and GSUSA revenue for the three months ended June 30, 2022 of $63.9 million and $4.4 million, respectively. In addition, APUS and HCN Segment revenue increased $3.0 million, or 4.4%, and $0.4 million, or 3.2%, respectively. The APUS Segment revenue increase was primarily due to an 1.1% increase in net course registrations as compared to the prior year period. The HCN Segment revenue increase was primarily due to an 2.7% increase in total student enrollment as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended June 30, 2022 were $290.9 million, an increase of $214.8 million, or 282.5%, compared to $76.0 million for the three months ended June 30, 2021, and include a non-cash impairment charge of $144.9 million to reduce the carrying value of RU segment goodwill and intangible assets, and to reflect the corresponding tax impact. The increase in costs and expenses for the three months ended June 30, 2022, was also the result of the inclusion of RU Segment and GSUSA costs and expenses of $65.5 million and $6.1 million, respectively, excluding the goodwill and intangible assets impairment charge in our RU Segment. Other increases in costs and expenses include increases in employee compensation costs in our HCN Segment and Corporate and Other, an increase in faculty compensation costs in our HCN Segment, and an increase in graduation event costs in our APUS Segment, partially offset by decreases in professional fees in Corporate and Other and advertising costs, employee compensation costs, and professional fees in our APUS Segment. Results for the three months ended June 30, 2022 include the following costs on a pre-tax basis: a $144.9 million non-cash impairment charge to reduce the carrying value of RU Segment goodwill and intangible assets, and the corresponding tax impact; $0.9 million in information technology costs related to our multi-year technology transformation program in our APUS Segment; and $0.4 million in professional fees associated with the Rasmussen and GSUSA acquisitions in Corporate and Other. Results for the three months ended June 30, 2021 included the following costs on a pre-tax basis: $3.3 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other; and $1.6 million in information technology costs related to our multi-year technology transformation program in our APUS Segment. Costs and expenses as a percentage of revenue increased to 194.4% for the three months ended June 30, 2022 from 97.4% for the three months ended June 30, 2021.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2022 were $72.1 million, an increase of $41.7 million, or 137.2%, compared to $30.4 million for the three months ended June 30, 2021. The increase in instructional costs and services expenses was primarily due to the inclusion of RU Segment and GSUSA instructional costs and services expenses of $35.6 million and $3.6 million, respectively, as well as an increase in graduation event costs in our APUS Segment and an increase in faculty compensation costs in our HCN Segment. Instructional costs and services expenses as a percentage of revenue increased to 48.2% for the three months ended June 30, 2022 from 39.0% for the three months ended June 30, 2021.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2022 were $35.8 million, an increase of $18.4 million, or 105.0%, compared to $17.5 million for the three months ended June 30, 2021. The increase in selling and promotional expenses was primarily due to the inclusion of RU Segment and GSUSA selling and promotional expenses of $17.7 million and $1.2 million, respectively, partially offset by a decrease in advertising costs in our APUS Segment. Selling and promotional expenses as a percentage of revenue increased to 24.0% for the three months ended June 30, 2022 from 22.4% for the three months ended June 30, 2021.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2022 were $29.9 million, an increase of $4.4 million, or 17.5%, compared to $25.5 million for the three months ended June 30, 2021. The increase in general and administrative expenses for the three months ended June 30, 2022 as compared to the prior year period was primarily due to the inclusion of RU Segment and GSUSA general and administrative expenses of $6.2 million and $1.2 million, respectively, as well as an increase in employee compensation costs in Corporate and Other, partially offset by decreases in employee compensation costs and professional fees in our APUS Segment. For the three months ended June 30, 2022, APUS Segment general and administrative expenses include the following costs on a pre-tax basis: $0.9 million of information technology costs related to our multi-year technology transformation program in our APUS Segment; and $0.4 million in professional fees associated with the Rasmussen and GSUSA acquisitions included in Corporate and Other. For the three months ended June 30, 2021, general and administrative expenses include the following costs on a pre-tax basis: $3.3 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other, and approximately $1.6 million of information technology costs related to our multi-year technology transformation program in our APUS Segment. Consolidated bad debt expense for the three months ended June 30, 2022 was $2.9 million, or 2.0% of revenue, compared to $1.4 million, or 1.8% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 20.0% for the three months ended June 30, 2022 from 32.6% for the three months ended June 30, 2021. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

(Gain) loss on disposals of long-lived assets. The gain on disposals of long-lived assets was $9,000 for the three months ended June 30, 2022 compared to a loss of $0.2 million for the three months ended June 30, 2021.

Impairment of goodwill and intangible assets. For the three months ended June 30, 2022, the non-cash impairment of goodwill of $144.9 million resulted from the reduction of the carrying value of goodwill and intangible assets in our RU Segment, and the corresponding tax impact. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 6. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.1 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase in depreciation and amortization expenses for the three months ended June 30, 2022 as compared to the prior year period was primarily due to the inclusion of the RU Segment depreciation and amortization expenses of $6.2 million. Depreciation and amortization as a percentage of revenue increased to 5.3% for the three months ended June 30, 2022 from 3.2% for the three months ended June 30, 2021.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.4 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Gain on acquisition. The $0.7 million decrease in the gain on acquisition during the three months ended June 30, 2022 was due to the final working capital adjustment in connection with the GSUSA Acquisition.

Interest (expense) income. Interest expense was $3.4 million for the three months ended June 30, 2022, compared to interest income of $24,000 for the three months ended June 30, 2021. The increase in interest expense was due to a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, issued in connection with the Rasmussen Acquisition.

Income tax (benefit) expense. We recognized an income tax benefit of $35.3 million for the three months ended June 30, 2022, compared to income tax expense of $0.6 million for the three months ended June 30, 2021, or an effective tax rate benefit of 24.3% in 2022 compared to an income tax expense rate of 54.9% in 2021. The three months ended June 30, 2022 includes a $36.0 million income tax benefit related to the impairment of goodwill and intangible assets. Excluding the $36.0 million tax benefit, tax expense for the three months ended June 30, 2022 was $0.7 million, or a negative effective tax rate of 144.9%. The higher effective tax rate in 2022, excluding the impairment charge and the corresponding tax impact, is due to higher non-deductible expenses in relation to the pre-tax loss for the period.

Equity investment loss. Equity investment loss was $6,000 for the three months ended June 30, 2022 compared to $0.8 million for the three months ended June 30, 2021. The equity investment loss for the three months ended June 30, 2021 includes an impairment loss of $0.8 million on one of our cost method investments.

Net (loss) income. Our net loss was $110.0 million for the three months ended June 30, 2022, compared to net income of $0.5 million for the three months ended June 30, 2021, a decrease of $110.6 million. This decrease was related to the factors discussed above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue. Our consolidated revenue for the six months ended June 30, 2022 was $304.4 million, an increase of $137.8 million, or 82.7%, compared to $166.6 million for the six months ended June 30, 2021. The increase in revenue was primarily due to the inclusion of RU Segment and GSUSA revenue for the six months ended June 30, 2022 of $131.0 million and $7.5 million, respectively. In addition, HCN Segment revenue increased $0.8 million, or 3.4%, and APUS Segment revenue decreased $1.4 million, or 1.0%. The HCN Segment revenue increase was primarily due to an 5.4% increase in total student enrollment as compared to the prior year period. The APUS Segment revenue decrease was primarily due to the timing of registrations within the quarter and lower revenue per net course registrations due to a change in the mix of registrations toward a greater percentage of military registrations, which generate lower revenue per registration than non-military registrations.

Costs and expenses. Costs and expenses for the six months ended June 30, 2022 were $440.4 million, an increase of $286.5 million, or 186.1%, compared to $153.9 million for the six months ended June 30, 2021, and include a non-cash impairment charge of $144.9 million to reduce the carrying value of RU segment goodwill and intangible assets, and to reflect the corresponding tax impact. The increase in costs and expenses for the six months ended June 30, 2022, was also the result of the inclusion of our RU Segment and GSUSA costs and expenses of $131.8 million and $10.8 million, respectively, excluding the goodwill and intangible assets impairment charge in the RU Segment. Other increases in costs and expenses include increases in employee compensation costs in our HCN Segment and Corporate and Other, increases in faculty compensation costs and advertising costs in our HCN Segment, and an increase in graduation event costs in our APUS Segment, partially offset by decreases in employee compensation costs, professional fees, and advertising costs in our APUS Segment. Results for the six months ended June 30, 2022 include the following costs on a pre-tax basis: a $144.9 million non-cash impairment charge to reduce the carrying value of RU Segment goodwill and intangible assets, and the corresponding tax impact; $1.7 million in information technology costs related to our multi-year technology transformation program in our APUS Segment; and $1.3 million in professional fees associated with the Rasmussen and GSUSA acquisitions in Corporate and Other. Results for the six months ended June 30, 2021 included the following costs on a pre-tax basis: $3.7 million in professional fees associated with the Rasmussen Acquisition in Corporate and Other, and $3.4 million in information technology costs related to our multi-year technology transformation program in our APUS Segment. Costs and expenses as a percentage of revenue increased to 144.7% for the six months ended June 30, 2022 from 92.5% for the six months ended June 30, 2021.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2022 were $143.8 million, an increase of $81.1 million, or 129.3%, compared to $62.7 million for the six months ended June 30, 2021. The increase in instructional costs and services expenses was primarily due to the inclusion of RU Segment and GSUSA instructional costs and services expenses of $71.4 million and $6.4 million, respectively, as well as an increase in faculty costs in our HCN Segment and an increase in graduation event costs in our APUS Segment, partially offset by a decrease in employee compensation costs in our APUS Segment. Instructional costs and services expenses as a percentage of revenue increased to 47.2% for the six months ended June 30, 2022 from 37.7% for the six months ended June 30, 2021.
Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2022 were $75.2 million, an increase of $38.3 million, or 103.7%, compared to $36.9 million for the six months ended June 30, 2021. The increase in selling and promotional expenses was primarily due to the inclusion of RU Segment and GSUSA selling and promotional expenses of $35.7 million and $2.0 million, respectively, as well as increases in employee compensation costs in our HCN Segment and Corporate and Other and an increase in advertising costs in our HCN Segments, partially offset by decreases in advertising costs and employee compensation costs in our APUS Segment. Selling and promotional expenses as a percentage of revenue increased to 24.7% for the six months ended June 30, 2022 from 22.2% for the six months ended June 30, 2021.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2022 were $59.5 million, an increase of $10.5 million, or 21.5%, compared to $49.0 million for the six months ended June 30, 2021. The increase in general and administrative expenses for the six months ended June 30, 2022 as compared to the prior year period was primarily due to the inclusion of RU Segment and GSUSA general and administrative expenses of $12.4 million and $2.1 million, respectively, as well as an increase in employee compensation costs and professional fees in Corporate and Other, partially offset by decreases in employee compensation costs and professional fees in our APUS Segment and a decrease in professional fees in Corporate and Other. For the six months ended June 30, 2022, APUS Segment general and administrative expenses include the following costs on a pre-tax basis: $1.7 million of information technology costs related to our multi-year technology transformation program in our APUS Segment; and $1.3 million in professional fees associated with the Rasmussen and GSUSA acquisitions, included in Corporate and Other. For the six months ended June 30, 2021, general and administrative expenses include the following costs on a pre-tax basis: $3.7 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other; and $3.4 million of information technology costs related to our multi-year technology transformation program in our APUS Segment. Consolidated bad debt expense for the six months ended June 30, 2022 was $5.7 million, or 1.9% of revenue, compared to $2.9 million, or 1.7% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 19.6% for the six months ended June 30, 2022 from 29.4% for the six months ended June 30, 2021. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.8 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The loss on disposals for long-lived assets for the six months ended June 30, 2022 was primarily related to the sale of excess facilities located in Charles Town, West Virginia.

Impairment of goodwill and intangible assets. For the six months ended June 30, 2022, the non-cash impairment of goodwill and intangible assets of $144.9 million resulted from the reduction of the carrying value of goodwill and intangible assets in our RU Segment, and the corresponding tax impact. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 6. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $16.3 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase in depreciation and amortization expenses for the six months ended June 30, 2022 as compared to the prior year period was primarily due to the inclusion of the RU Segment depreciation and amortization expenses of $12.2 million. Depreciation and amortization as a percentage of revenue increased to 5.3% for the six months ended June 30, 2022 from 3.1% for the six months ended June 30, 2021.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $4.7 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Gain on acquisition. The $3.8 million gain on acquisition resulted from the GSUSA Acquisition and represents the excess of the fair value of net assets acquired over consideration paid.

Interest (expense) income. Interest expense was $6.7 million for the six months ended June 30, 2022, compared to interest income of $0.1 million for the six months ended June 30, 2021. The increase in interest expense was due to a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, issued in connection with the Rasmussen Acquisition.

Income tax expense. We recognized an income tax benefit of $34.3 million for the six months ended June 30, 2022, compared to income tax expense of $3.3 million for the six months ended June 30, 2021, or an effective tax rate benefit of 24.7% in 2022 compared to an income tax rate expense of 27.6% in 2021. The six months ended June 30, 2022, includes a $36.0 million income tax benefit related to the impairment of goodwill and intangible assets. Excluding the $36.0 million tax benefit, the tax expense for the six months ended June 30, 2022 was $1.7 million, or an effective tax rate of 28.9%. The higher effective tax rate in 2022, excluding the impairment charge and the corresponding tax impact, is due to higher non-deductible expenses in relation to the pre-tax income for the period.

Equity investment loss. Equity investment loss was $11,000 for the six months ended June 30, 2022 compared to $0.8 million for the six months ended June 30, 2021. The equity investment loss for the six months ended June 30, 2021 includes an impairment loss of $0.8 million on one of our cost method investments.

Net income. Our net loss was $104.7 million for the six months ended June 30, 2022, compared to net income of $8.6 million for the six months ended June 30, 2021, a decrease of $113.3 million. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$69,904	$66,939	$142,994	$144,415
RU Segment	63,891	—	130,990	—
HCN Segment	11,486	11,134	23,027	22,266
Corporate and Other	4,327	(59)	7,344	(126)
Total Revenue	$149,608	$78,014	$304,355	$166,555
Income (loss) from operations before interest and income taxes:
APUS Segment	$13,624	$9,113	$26,806	$23,144
RU Segment	(146,553)	—	(145,662)	—
HCN Segment	(630)	117	(1,625)	900
Corporate and Other	(7,701)	$(7,255)	(15,579)	$(11,432)
Total income (loss) from operations before interest and income taxes	$(141,260)	$1,975	$(136,060)	$12,612

APUS Segment

For the three months ended June 30, 2022, the $3.0 million, or 4.4%, increase to approximately $69.9 million in revenue in our APUS Segment was attributable to the timing of registrations within the quarter and higher net course registrations, primarily as a result of military-related registrations from students utilizing TA. Net course registrations at APUS increased 1.1% to approximately 83,500 from approximately 82,600 as compared to the same period in 2021. Income from operations before interest and income taxes increased to $13.6 million, or 49.5%, during the three months ended June 30, 2022 from $9.1 million in the prior year period as a result of the increase in revenue and an overall decrease in expenses as compared to the same period in 2021.

For the six months ended June 30, 2022, the $1.4 million, or 1.0%, decrease to approximately $143.0 million in revenue in our APUS Segment was primarily due to the timing of registrations within the quarter and lower revenue per net course registration due to a change in the mix of registrations toward a greater percentage of military-related registrations from students utilizing TA, which generate lower revenue per registration than non-military registrations. Net course registrations at APUS increased 1.0% to approximately 177,400 for the six months ended June 30, 2022 from approximately 175,600 during the same period in 2021. Income from operations before interest income and income taxes in our APUS Segment was $26.8 million during the six months ended June 30, 2022, an increase of $3.7 million, or 15.8%, compared to the same period in 2021, as a result of decreases in costs and expenses including employee compensation costs, professional fees, and advertising costs.

RU Segment

For the three and six months ended June 30, 2022, RU Segment revenue was $63.9 million and $131.0 million, respectively. The RU Segment loss from operations before interest and income taxes was $146.6 million and $145.7 million for the three and six months ended June 30, 2022, respectively, primarily due to a goodwill and intangible asset impairment charge, and the corresponding tax impact, of $144.9 million. RU enrollment was approximately 15,900 during the three months ended June 30, 2022, which compares to 17,000 during the three months ended June 30, 2021. RU total student enrollment decreased 6.4% during the six months ended June 30, 2022 compared to the same period in 2021. We believe this decline in enrollment may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment in local RU markets, and challenges in filling open nursing faculty and clinical positions.

HCN Segment

For the three months ended June 30, 2022, the $0.4 million, or 3.2%, increase to approximately $11.5 million in revenue in our HCN Segment was attributable to an increase in total student enrollment. HCN total student enrollment increased 2.7% during the three months ended June 30, 2022 compared to the same period in 2021, due primarily to the opening of the Akron campus in April 2021 and to the Indianapolis campus which, effective for the 2022 calendar year can enroll up to 200 students per calendar year compared to 30 students in 2021. The HCN Segment loss from operations before interest and income taxes was $0.6 million during the three months ended June 30, 2022, compared to income from operations before interest and income taxes of $0.1 million in the same period in 2021, a decrease of $0.7 million, primarily due to increases in faculty and employee compensation costs and an increase in marketing expenditures as compared to the prior year period.

For the six months ended June 30, 2022, the $0.8 million, or 3.4%, increase to approximately $23.0 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN total student enrollment increased 5.4% during the six months ended June 30, 2022 compared to the same period in 2021. The HCN Segment loss from operations before interest and income taxes was $1.6 million during the six months ended June 30, 2022, compared to income from operations before interest and income taxes of $0.9 million in the same period in 2021, a decrease of $2.5 million, primarily as a result of increases in expenses as discussed above.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $184.5 million and $149.6 million at June 30, 2022 and December 31, 2021, respectively, representing an increase of $34.9 million, or 23.3%. The increase in cash was due to cash provided by operating activities, partially offset by increases in capital expenditures and payments of principal and interest on our debt obligations. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We anticipate that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for our working capital needs, capital expenditures, lease commitments, and debt interest and principal obligations for at least the next 12 months and the foreseeable future. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term.

Another significant source of revenue is derived from TA from DoD and programs from the U.S. Department of Veterans Affairs, or the VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. In 2021, disruptions related to the Army’s transition to ArmyIgnitED, a new system for soldiers to use to request TA adversely impacted APUS’s ability to invoice the Army for Army registrations and adversely impacted accounts receivable balances and cash flow from operations. During the six months ended June 30, 2022 we saw improvement in Army’s processing of invoices and payments. APUS received approximately $38.8 million in payments from the Army during the six months ended June 30, 2022. As of June 30, 2022, approximately $12.5 million in accounts receivable, of which $6.9 million is older than 60 days from the course start date, was due from the Army as a result of the disruption associated with the transition to ArmyIgnitED. The improvement may not continue, and therefore we cannot predict when this disruption will be resolved with the Army’s systems fully operational or the timing of expected cash receipts from the Army. While the Army established alternative processes for soldiers to seek reimbursement for out-of-pocket costs incurred as a result of the disruption and related processes for institutions, in July 2022, the Army ended the alternative process for institutions, meaning that students now need to retroactively seek and obtain TA on their own, and the student process will expire on August 26, 2022. Failure to submit a TA request by that date for courses that would have been covered by the alternative process may result in no TA funding being provided. We believe that the expiration of the alternative process for institutions will adversely impact APUS enrollments in the third quarter of 2022. The Army has also announced that it will soon transition to an upgraded ArmyIgnitED 2.0, that all TA requests for courses beginning on or after October 1, 2022 will be required to be submitted via ArmyIgnitED 2.0, and that the Army will be transitioning to a new third-party service provider for ArmyIgnitED. As part of this change, the Army stopped allowing institutions to submit invoices until ArmyIgnitED 2.0 is implemented, which could impact our ability to collect on our accounts receivable and could cause our accounts receivable to increase, and, as a result, we could incur additional bad debt expense. While we are taking efforts to mitigate the impact of this change in policy, we believe it will not be remedied in full until ArmyIgnitED 2.0 is successfully implemented. However, there can be no assurance that ArmyIgnitED 2.0 will work as expected or at all or will not cause further disruption to soldiers’ ability to seek and obtain TA or to the Army’s processing of invoices and payments to APUS. See the section entitled “Risk Factors.”
Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the maintenance or relocation of existing campuses at RU and HCN and GSUSA’s classroom and administrative facility, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may continue to be elevated or increase as we continue the integration of RU and GSUSA, and continue to evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We also expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. For the three and six months ended June 30, 2022, we incurred $0.4 million and $1.3 million, respectively, of acquisition-related expenses which are included in general and administrative expenses on the Consolidated Statements of Income.

RU currently relies on Collegis LLC, or Collegis, for a variety of outsourced information technology functions and marketing services under one contract for information technology functions and another for marketing services. In April 2022, we notified Collegis that we intend to permit both contracts to expire by their terms on September 30, 2024. We plan to transition all of the services currently outsourced to Collegis back to our operations or to one or more other third-party vendors, and we have already transitioned some services and continue work on the transition of certain marketing services. As we continue to develop our transition plans, at this time we are unable to predict the full costs of the transition, in which periods we will incur those costs, or the impact on our financial results, but the transition may cause us to incur significant costs, which could adversely affect our financial condition, results of operations, and cash flows.

Given recent operating results, we have begun to identify certain cost savings efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. While we are working toward implementing these efforts by the end of 2022, there can be no assurance that we will be successful or recognize the benefits we anticipate. Furthermore, some of the savings that we anticipate would be offset in the short-term by severance and other related costs, and over the long-term may be offset by increases to wages and salaries necessary to remain competitive.

Acquisition of Rasmussen University

In connection with the completion of the Rasmussen Acquisition, on the RU Closing Date, we entered into the Credit Agreement and, pursuant thereto, the Lenders provided us with (i) the $175.0 million Term Loan and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or together with the Term Loan, the Facilities. We paid a portion of the consideration for the Rasmussen Acquisition with proceeds from the Term Loan. For more information on the Facilities and their terms, please refer to “Note 8. Long-Term Debt” included in the Consolidated Financial Statements in this Quarterly Report.

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

Operating Activities

Net cash provided by operating activities was $45.4 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash from operating activities is primarily due to payments received from the Army and other changes in working capital due to the timing of receipts and payments. Accounts receivable at June 30, 2022, decreased approximately $9.2 million compared to December 31, 2021, primarily as a result of improvement in Army’s processing of invoices and payments to APUS. Accounts payable and accrued liabilities, and accrued compensation and benefits at June 30, 2022 were approximately $4.8 million higher than December 31, 2021, primarily due to the timing of payment processing.

Investing Activities

Net cash used in investing activities was $4.6 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. Capital expenditures of $7.3 million for the six months June 30, 2022 were partially offset by net proceeds from the GSUSA Acquisition and the sale of real property of $1.9 million and $0.8 million, respectively. For the six months ended June 30, 2021, capital expenditures were $3.0 million.

Financing Activities

Net cash used in financing activities was $5.9 million for the six months ended June 30, 2022, compared to $83.4 million of net cash provided by financing activities for the six months ended June 30, 2021. This increase in cash used in financing activities was largely due to principal payments made on our debt borrowings for the six months ended June 30, 2022. During the six months ended June 30, 2021, we received net proceeds of approximately $86.2 million as a result of our underwritten public offering of common stock.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. For a summary of our contractual obligations, please refer to Item 7 of Part II of our Annual Report.

RU is a party to service agreements with a third party, Collegis, to provide marketing and IT services. The agreements expire September 30, 2024. The total minimum value of the service contracts over the remaining period is approximately $43.1 million. Notices of the non-renewal of the marketing and IT services agreements were issued to Collegis in April 2022. We plan to transition all of the services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. We have already transitioned some services and continue work on the transition of certain marketing services.

In connection with the GSUSA Acquisition, we have also assumed an operating lease obligation in the aggregate of $50.0 million over 15 years for GSUSA’s Washington, D.C., headquarters facility. For more information on the timing and amount of our future lease obligations, please refer to “Note 5. Leases” included in the Consolidated Financial Statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2022. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in LIBOR on our variable rate indebtedness, we would incur an incremental

$1.7 million in interest expense per year, excluding any impact offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The interest rate cap agreement provides us with interest rate protection in the event the three month LIBOR rate increases above 2% and has a January 2025 termination date. As of June 30, 2022, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2022. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

On September 1, 2021, we completed the Rasmussen Acquisition. Please refer to “Note 3. Acquisition Activity” above for more information on this acquisition. In accordance with SEC guidance, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. As noted under Item 9A, Controls and Procedures, contained in our Annual Report, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting as of December 31, 2021 did not include the internal controls of RU. Management is continuing to integrate the acquired operations of RU into our overall financial reporting process, and as a result of these integration activities, certain controls will be evaluated and may be changed. Based on SEC guidance, management also did not assess the effectiveness of internal control over financial reporting of GSUSA.

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

In March 2022, ED completed negotiated rulemaking processes intended to develop regulations related to Title IV participation. Topics addressed included modifications to the 90/10 Rule, gainful employment requirements, public service student loan forgiveness programs, mandatory pre-dispute arbitration, prohibition of class-action lawsuits, ability to benefit provisions, certification procedures for participation in Title IV programs, change in ownership and change in control rules and procedures, financial responsibility standards, and standards of administrative capability, among others. The negotiated rulemaking committees did not reach consensus on most of the draft regulations that they addressed, which means ED is not bound to use language developed during the negotiated rulemaking process for those regulations, and we cannot predict the nature or final form of any regulations ultimately adopted by ED. Any final regulations adopted by ED are not expected to go into effect until July 1, 2023 at the earliest (assuming publication by November 1, 2022), and we cannot ascertain whether those regulations could harm our business or materially and adversely affect our financial conditions and results of operations.

On July 6, 2022, ED announced proposed regulations relating to borrower defenses to repayment, or BDTR, arbitration proceedings, the public service loan forgiveness program, interest capitalization, total and permanent disability discharges, closed school discharges, and false certification of a student’s eligibility for Title IV loans. The proposed regulations with respect to BDTR would: create a single standard and streamlined process for relief that would apply to all future and pending BDTR claims as of July 1, 2023 instead of standards varying based on the date of the borrower’s first loan disbursement; define what kinds of misconduct could lead to borrower defense discharges; establish a presumption that borrowers reasonably relied upon misrepresentations or omissions; establish a reconsideration process for borrowers whose claims are not approved for a full discharge; and create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims, as well as provide a clear timeline for adjudication of group and individual claims. The proposed regulations set a clear expectation that ED will hold colleges accountable for the cost of discharges, including establishing a recoupment process separate from the approval of BDTR claims. In addition, the proposed rule would prohibit institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. With respect to closed school discharges, ED described that the proposed regulations would provide automatic discharges to any borrower who was enrolled within 180 days prior to a school’s closure and who did not complete their education at the school or through an approved teach-out agreement at another school within one year after the closure of their original school. The proposed regulations would shorten the period for automatic discharge so borrowers do not default on their loans after a closure of their school.

On July 26, 2022, ED announced proposed regulations relating to the 90/10 Rule. The HEA requires all for-profit education institutions to comply with the 90/10 Rule. In March 2021, the American Rescue Plan Act of 2021, or ARPA, was enacted and modified the 90/10 Rule to require that a for-profit institution derive not less than 10% of its revenue from sources other than “federal education assistance funds”. The proposal provides that for fiscal years beginning on or after January 1, 2023, federal funds used to calculate the revenue percentage will include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. Under the proposed regulations, ED will identify in future publications the federal agencies to which the provision applies, as well as the “other educational assistance funds” provided by that agency, with updates published as needed. In connection with its announcement of the proposed regulations, ED confirmed that the proposal would no longer permit institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, we expect that TA and VA benefits will be included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages will increase, particularly at APUS. Inclusion of TA in the 90/10 calculation could also cause other educational institutions to decrease their focus on serving military-affiliated students using TA benefits, and while that could have a positive impact on our enrollments from those students, it could also have an adverse impact on our ability to meet the requirements of the 90/10 Rule. The proposed regulations also include other requirements, including: institutions must request and disburse Title IV funds before the end of the fiscal year (or, for institutions operating under the reimbursement method or the heightened cash monitoring method, make disbursements by the end of the fiscal year and report the funds in the “90%” side of the ratio for that fiscal year); institutions are restricted in when and how they can count institutional loans and alternative financing arrangements as non-federal revenue; institutions may, under certain circumstances, include non-federal revenue from non-Title IV programs in their 90/10 calculation; and institutions must notify ED and students in a timely manner if they fail the 90/10 Rule. These changes, and any resulting actions we take to adjust the operations of our institutions to comply with the 90/10 Rule, could have a material adverse impact on the financial condition and operations of our institutions.

On July 26, 2022, ED also announced proposed regulations relating to change in ownership and change in control rules and procedures. The proposed regulations would, for example: require institutions to notify ED and students of a planned change in ownership at least 90 days in advance; lower the threshold for reporting changes in ownership from 25 percent ownership interest to 5 percent ownership interest; require additional financial protection (i.e., letters of credit) when a new owner is lacking financial statements or as ED determines necessary; and eliminate the existing requirement that ED continue an institution’s participation with the same terms and conditions in their Title IV agreement as prior to the transaction. The proposed regulations also modify the definition of “additional location” to clarify that a location must be within the same “ownership structure” of the institution. These changes may affect our acquisition and growth strategies. Any resulting actions we take to adjust our operations could have an adverse impact on the financial condition and operations of our institutions.

The negotiated rulemaking committee focused on draft gainful employment regulations did not reach consensus. However, in connection with the negotiated rulemaking process, ED released information rates data that it calculated for the two metrics that ED is contemplating using for purposes of determining Title IV eligibility of gainful employment programs. Those two metrics are referred to as the debt-to-earnings rates (which involve two rates, namely the discretionary earnings rate and the annual earnings rate) and the earnings threshold measure. In a memorandum accompanying the informational rates and ED’s assessments of whether programs would fail on either of the proposed measures based on those rates, ED explained that the methodology it used to produce this data differed from ED’s proposed methodology from the negotiated rulemaking sessions, that any final regulation’s methodology may change, and that the outcomes depicted in the informational rates for particular programs may differ from those generated by a future gainful employment rule. ED also made certain assumptions that may not prove to be accurate. Out of the 30 RU programs, 47 APUS programs, and five HCN programs that ED assessed in the informational rates and subject to the qualifications set forth in ED’s related memorandum, eight RU programs and three APUS programs failed one or both measures. At this time, the outcome of any future gainful employment rulemaking is uncertain and it is difficult to predict whether our institutions’ programs will satisfy any future gainful employment metrics, including whether any programs identified as failing in the informational rates will in fact fail or whether other programs will fail or pass. The failure of any of our institutions’ programs to meet the required metrics could adversely impact those institutions and programs. ED’s Spring 2022 Agency Rule List indicates a target date of April 2023 for publication of the gainful employment proposed regulations, which would mean any changes would be effective no earlier than July 1, 2024.

ED’s Spring 2022 Agency Rule List also indicated a target date of April 2023 for publication of proposed regulations relating to ability to benefit, financial responsibility, administrative capability, and certification procedures.

Failure to improve certain of our programs NCLEX pass rates and to more generally satisfy NCLEX requirements could reduce our enrollments and revenue, lead to adverse actions taken by state boards of nursing, and limit our ability to offer educational programs.

As discussed more fully in “Regulatory Environment – State Authorization/Licensure of Our Institutions” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021, failure to satisfy NCLEX pass rate requirements imposed by state boards of nursing can result in the state boards of nursing taking certain adverse actions, including placement of a program on provisional approval status or withdrawal of approval pursuant to an adjudication proceeding, and NCLEX exam pass rate requirements could limit our institutions’ ability to expand into new states. HCN’s Associate Degree in Nursing, or ADN, Program has been on provisional approval status in Ohio since March 2017 due to not meeting OBN’s first-time pass rate standard for four consecutive years. HCN has been implementing changes, including curriculum, admissions, and academic achievement and course retake policy changes that are designed to improve NCLEX scores over time, but there is no assurance that these changes will be successful or will not have negative effects on HCN’s enrollment. In addition, RU’s ADN Programs in Bloomington, Minnesota, in Illinois, and in Kansas each experienced 2021 first-time NCLEX pass rates below the applicable state threshold. This was the third consecutive year of below threshold pass rates for the Bloomington program and the second consecutive year for the Illinois and Kansas programs. As a result of the Bloomington program’s pass rates, the Minnesota Board of Nursing, or MBN, conducted a survey of the program and found that RU had not complied with certain MBN rules. In August 2022, RU entered into a stipulation and consent stemming from the survey findings that requires the program to comply with the established first-time NCLEX pass rate by the end of 2023, maintain a specified student to faculty ratio in 2023, comply with MBN rules and provide the MBN with quarterly status reports in 2023, with a potential penalty for non-compliance up to and including withdrawal of approval of the program. By limiting the student to faculty ratio, the order constrains our ability to enroll students based on our ability to attract and retain qualified faculty. RU has implemented a variety of measures in an effort to improve student performance and raise NCLEX scores, including taking action prior to entrance of the order to voluntarily reduce enrollment in the Bloomington, Minnesota ADN Program, but there can be no assurance that this effort will improve NCLEX scores above the applicable threshold if at all or that the program will be found to be in full compliance with the terms of the order. The order could have an adverse impact on our reputation and ability to enroll students, and any failure to comply with the order could have an adverse impact on our ability to continue the Bloomington ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition. In February 2022, the Illinois ADN Program was placed on probationary status by the Illinois Department of Professional Regulation, or IDPR, as a result of which RU is required to temporarily reduce enrollment in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. If after two years the pass rate does not satisfy the required standard, the program will be reevaluated by the IDPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. Any voluntary or required reduction in enrollment will have an adverse impact on RU’s revenue. In addition, if RU and HCN are unable to improve NCLEX first-time scores over time in relevant locations, this situation could have an adverse impact on our ability to enroll students and eventually our ability to continue the ADN Programs, either of which would have an adverse effect on our results of operations, cash flows, and financial condition.

Our institutions’ failure to meet financial responsibility standards may result in additional regulatory requirements that may negatively impact cash flow.

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a composite score calculation based on line items from an institution’s audited financial statements. The composite score calculation focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). Generally, an institution’s composite score must be at 1.5 or above for the institution to be deemed financially responsible. Under certain circumstances, institutions with a composite score less than 1.5 may be able to establish financial responsibility on an alternative basis by complying with various conditions.

For purposes of evaluating the financial responsibility of our institutions, including the composite score calculation, we supply consolidated financial statements to ED. As a result of the non-cash impairment charges recorded during the three months ended June 30, 2022 to reduce the carrying value of RU Segment goodwill and intangible assets and to reflect the corresponding tax impact, we currently expect that our consolidated composite score may fall between 1.0 and 1.4 at our next financial responsibility test. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone”, and the “zone alternative” permits institutions to demonstrate financial responsibility by meeting specific monitoring requirements. Under the zone alternative, an institution: must request and receive funds under the heightened cash monitoring or reimbursement payment methods (resulting in a delayed method of cash funding for Title IV aid); may be required to provide additional information to ED upon request (e.g., early submission of financial statement and compliance audit, information about current operations and future plans); must require its auditor to express an opinion regarding compliance with zone alternative requirements; and must provide timely information to ED regarding certain oversight and financial events. While we believe if our composite score is in the zone that we will be able to otherwise demonstrate our financial responsibility and continue to provide educational services, being subject to zone alternative requirements may adversely affect our results of operations and our operations.

Our student registrations and revenue have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition from GoArmyEd to ArmyIgnitED.

Army service members participating in TA programs constituted approximately 16% of APUS’s adjusted net course registrations for 2021. APUS relies on the ability of the Army, and the other branches of the Armed Forces, to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army in 2021 transitioned from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, for soldiers to use to request TA. This transition has been beset by delays and disruption of the Army’s TA programs. In connection with the transition, we experienced challenges related to system performance, process changes and software defects, and there was an adverse impact on registrations and revenue for the second and third quarters of 2021. Soldiers could continue to directly register for courses with the expectation TA could be retroactively applied for, and the Army created a process for soldiers to seek reimbursement for out-of-pocket costs incurred as a result of this disruption and related processes for institutions. However, in July 2022, the Army ended the process for institutions, meaning that students now need to retroactively seek and obtain TA on their own, and the student process will expire on August 26, 2022. Failure to submit a TA request by that date for courses that would have been covered by this process will result in no TA funding being provided. We believe that the expiration of the process for institutions is adversely impacting APUS enrollments in the third quarter of 2022. In addition, TA will have to be retroactively sought and obtained for soldiers who registered for courses during the period beginning March 8, 2021. As a result of the requirement to retroactively seek TA and the pending expiration of related processes, it is possible that we could incur bad debt expenses if soldiers who expect to receive TA do not receive it and do not otherwise pay the tuition for their courses. The disruption to the Army’s systems has also adversely impacted APUS’s ability to invoice the Army for Army registrations and has adversely impacted accounts receivable. As of June 30, 2022, approximately $12.5 million, of which $6.9 million is older than 60 days from the course start date, was due from the Army due to the disruption caused by the transition to ArmyIgnitED. While we have seen improvement in Army’s processing of invoices and payments to APUS during recent periods, this improvement may not continue, and we cannot predict when this disruption will be resolved with the Army’s systems fully operational or the timing of expected cash receipts from the Army. In addition, the Army has announced that it will soon transition from the initial version of ArmyIgnitED to an upgraded ArmyIgnitED 2.0, that all TA requests for courses beginning on or after October 1, 2022 will be required to be submitted via ArmyIgnitED 2.0, and that the Army will be transitioning to a new third-party service provider for ArmyIgnitED. As part of this change, the Army stopped allowing institutions to submit invoices until ArmyIgnitED 2.0 is implemented, which could impact our ability to collect on our accounts receivable and could cause our accounts receivable to increase. While we are taking efforts to mitigate the impact of this change in policy, we believe it will not be remedied in full until ArmyIgnitED 2.0 is successfully implemented. However, there can be no assurance that ArmyIgnitED 2.0 will work as expected or at all. Difficulties associated with the upgrade and transition to a new service provider could cause further disruption to soldiers’ ability to seek and obtain TA and to the Army’s processing of invoices and payments to APUS. The inability of soldiers to participate in TA programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition, particularly because soldiers make up the largest group of TA participants at APUS.

Our planned transition away from Collegis for currently outsourced RU information technology and marketing functions may not be timely, efficient, or cost-effective, or may pose other operational challenges.

RU currently relies on Collegis for a variety of outsourced information technology functions, including data center, learning management system, user support, and network and voice services, as well as marketing services. RU’s contracts with Collegis expire in September 2024, and in April 2022 we notified Collegis that we intend to permit the contracts to expire by their terms, which could have adverse impacts on our ongoing relationship with Collegis or the level of service that they provide. We plan to transition all of the services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. We have transitioned some services and continue work on the transition of certain marketing services. At this time, we are unable to predict the full costs of the transition, in which periods we will incur those costs, or the impact on our financial results. However, the transition will cause us to incur significant time and expense, may not be timely, efficient, or cost-effective, or may otherwise be difficult to implement or pose operational challenges, any of which could adversely affect our business, financial condition, results of operations, and cash flows. This transition will require the efforts of multiple parties, including third-party vendors, and we cannot be assured that the level of cooperation among the parties will not create added challenges. In addition, there is no assurance that any contracts with third parties that replace Collegis for any of these services will be on terms that are favorable to us.

If we are unable to attract, retain, and develop skilled personnel and management, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

We must attract, retain, and develop diverse and highly qualified faculty, management, administrators, and other skilled personnel to our institutions. As we continue to grow our business, make acquisitions, and expand our geographic scope, we need to ensure effective succession for key executive and employee roles in order to meet the growth, development, and profitability goals of our business. Hiring competition is intense, especially for faculty in specialized areas and qualified executives. For example, due to COVID-19 there was an increase in demand for nursing professionals, which we believe impacted our ability to recruit and retain qualified nursing faculty at RU and HCN. We also believe that current job market dynamics, where the monthly percentage of non-farm workers in the United States who quit their jobs broke multiple all-time U.S. records in 2021 in what is being referred to as the “Great Reshuffling”, and current low unemployment, has further increased the challenge of hiring and employee retention. Overall, turnover of our employees during 2021 was approximately 6% to 10% higher than turnover in 2020, depending on segment.

In parts of the country where RU operates, the challenge with recruiting qualified faculty has been particularly difficult, and in 2022 our faculty to student ratio has increased, which contributed to RU reducing enrollments in certain markets in order to focus on student success and improving NCLEX outcomes. Specifically, enrollment in RU’s Bloomington, Minnesota ADN Program was reduced 30.1% year-over-year in the 2022 summer quarter. Recent MBN action requiring the program to maintain a specified faculty to student ratio in 2023 also constrains our ability to enroll students based on our ability to attract and retain qualified faculty.

While we continue to work to strengthen our management team and to attract and retain high-caliber talent, including through various human resources programs and what we believe are competitive market compensation and benefit practices, our efforts may not be successful. If we fail to attract new faculty, management, administrators, or skilled personnel or fail to retain, develop, and motivate our existing faculty, management, administrators, and skilled personnel, our institutions and our ability to serve our students, acquire new students, expand our programs, open new locations, make investments or acquisitions, and update or enhance our technology could be severely harmed, and changes in management could disrupt our business and cause uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended June 30, 2022, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1, 2022	—	—	—	512,421	8,396,734
April 1, 2022 - April 30, 2022	—	—	—	515,196	8,396,734
May 1, 2022 - May 31, 2022	—	—	—	559,474	8,396,734
June 1, 2022 - June 30, 2022	—	—	—	565,504	8,396,734
Total	—	$—	—	565,504	$8,396,734

(1)On December 9, 2011, our Board of Directors, or Board, approved a stock repurchase program for our common stock, under which we could annually purchase up to the cumulative number of shares issued or deemed issued in each year under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate us to repurchase any shares, may be suspended or discontinued at any time, and is funded using our available cash.

(2)On May 2, 2019, our Board authorized the repurchase of up to $35.0 million of our common stock, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans.

(3)During the three month period ended June 30, 2022, we were deemed to have repurchased 782 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Amendment Number Two to the American Public Education, Inc. 2017 Omnibus Incentive Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on May 24, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	August 9, 2022
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 9, 2022
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)