Form 10-Q
period 2022-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2022-11-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of November 4, 2022 was 18,892,076.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands)

	As of September 30, 2022	As of December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$185,500	$149,627
Accounts receivable, net of allowance of $12,342 in 2022 and $11,396 in 2021	27,527	36,026
Prepaid expenses	11,484	11,681
Income tax receivable	4,162	5,303
Total current assets	228,673	202,637
Property and equipment, net	99,546	102,417
Operating lease assets, net	110,096	77,943
Deferred income taxes	32,361	—
Goodwill	112,593	243,486
Intangible assets, net	60,687	85,082
Other assets, net	16,871	14,043
Total assets	$660,827	$725,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,577	$24,316
Accrued compensation and benefits	18,588	15,131
Deferred revenue and student deposits	27,585	21,776
Lease liabilities, current	14,338	13,705
Long-term debt, current	8,750	8,750
Total current liabilities	95,838	83,678
Lease liabilities, long-term	102,567	69,488
Deferred income taxes	—	5,059
Long-term debt, net	147,070	151,771
Total liabilities	345,475	309,996
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 18,892 issued and outstanding in 2022; 18,709 issued and outstanding in 2021	189	187
Additional paid-in capital	291,552	286,385
Accumulated other comprehensive income	3,137	108
Retained earnings	20,474	128,932
Total stockholders’ equity	315,352	415,612
Total liabilities and stockholders’ equity	$660,827	$725,608

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue	$149,535	$98,248	$453,890	$264,803
Costs and expenses:
Instructional costs and services	71,817	42,544	215,604	105,257
Selling and promotional	40,917	23,458	116,082	60,350
General and administrative	29,667	26,598	89,179	75,579
Impairment of goodwill and intangible assets (Note 6)	—	—	144,900	—
Loss on disposals of long-lived assets	178	—	962	182
Depreciation and amortization	7,982	4,386	24,249	9,561
Total costs and expenses	150,561	96,986	590,976	250,929
(Loss) income from operations before interest and income taxes	(1,026)	1,262	(137,086)	13,874
Gain on acquisition (Note 3)	—	—	3,828	—
Interest expense	(3,594)	(1,305)	(10,339)	(1,167)
(Loss) income before income taxes	(4,620)	(43)	(143,597)	12,707
Income tax (benefit) expense	(860)	224	(35,152)	3,509
Equity investment loss	(2)	—	(13)	(827)
Net (loss) income	$(3,762)	$(267)	$(108,458)	$8,371

Net (loss) income per common share:
Basic	$(0.20)	$(0.01)	$(5.75)	$0.47
Diluted	$(0.20)	$(0.01)	$(5.74)	$0.46
Weighted average number of common shares:
Basic	18,885	18,700	18,854	17,874
Diluted	18,927	18,855	18,906	18,048

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net (loss) income	$(3,762)	$(267)	$(108,458)	$8,371
Other comprehensive (loss) income, net of tax:
Unrealized gain on hedging derivatives, net of taxes	1,195	—	3,029	—
Comprehensive (loss) income	$(2,567)	$(267)	$(105,429)	$8,371

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2020	14,809	$148	$195,597	$—	$111,180	$306,925
Issuance of common stock in public offering	3,680	37	86,168	—	—	86,205
Issuance of common stock under employee benefit plans	319	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(99)	(1)	(3,031)	—	—	(3,032)
Stock-based compensation	—	—	5,969	—	—	5,969
Net income	—	—	—	—	8,371	8,371
Balance as of September 30, 2021	18,709	$187	$284,700	$—	$119,551	$404,438

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2021	18,709	$187	$286,385	$108	$128,932	$415,612
Issuance of common stock under employee benefit plans	263	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	(80)	(1)	(1,533)	—	—	(1,534)
Stock-based compensation	—	—	6,703	—	—	6,703
Unrealized gain on hedging derivatives, net of taxes	—	—	—	3,029	—	3,029
Net loss	—	—	—	—	(108,458)	(108,458)
Balance as of September 30, 2022	18,892	$189	$291,552	$3,137	$20,474	$315,352

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Operating activities
Net (loss) income	$(108,458)	$8,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,249	9,561
Amortization of debt issuance costs	1,937	223
Stock-based compensation	6,703	5,969
Equity investment loss	13	827
Deferred income taxes	(38,916)	2,489
Loss on disposals of long-lived assets	962	182
Impairment of goodwill and intangible assets	144,900	—
Gain on acquisition	(3,828)	—
Other	16	6
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	12,781	(1,058)
Prepaid expenses	279	(2,076)
Income tax receivable/payable	1,141	(6,000)
Operating leases, net	1,236	766
Other assets	210	(1,594)
Accounts payable and accrued liabilities	1,743	2,573
Accrued compensation and benefits	3,437	(813)
Deferred revenue and student deposits	3,840	(18,847)
Net cash provided by operating activities	52,245	579
Investing activities
Cash received from acquisition, net of cash paid	1,951	(325,509)
Capital expenditures	(10,905)	(5,813)
Proceeds from the sale of real property	765	—
Net cash used in investing activities	(8,189)	(331,322)
Financing activities
Cash paid for repurchase of common stock	(1,534)	(3,032)
Cash received from issuance of common stock	—	86,205
Cash paid for principal on borrowings and finance leases	(6,649)	—
Cash received from borrowings	—	175,000
Cash paid for debt issuance costs	—	(13,629)
Net cash (used in) provided by financing activities	(8,183)	244,544
Net increase in cash, cash equivalents, and restricted cash	35,873	(86,199)
Cash, cash equivalents, and restricted cash at beginning of period	149,627	227,686
Cash, cash equivalents, and restricted cash at end of period	$185,500	$141,487

Supplemental disclosure of cash flow information
Interest paid	$8,747	$—
Income taxes paid	$3,392	$6,983

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

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, a nursing- and health sciences-focused institution, provides postsecondary education to students at its 23 campuses in six states and online. The Company completed the acquisition of RU, or the Rasmussen Acquisition, on September 1, 2021, or the RU Closing Date. Please refer to “Note 3. Acquisition Activity” included in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, for more information on this acquisition. The Consolidated Financial Statements do not include the operating results or financial position of RU for any periods prior to the RU Closing Date. RU is institutionally accredited by HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students enrolled at six campuses in Ohio, one campus in Indianapolis, Indiana, and one campus in suburban Detroit, Michigan that opened in October 2022, to serve the needs of the nursing and healthcare communities. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES.

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

GSUSA operates as a stand-alone subsidiary of APEI but does not meet the quantitative thresholds to qualify as a reportable segment. Therefore, GSUSA’s results are combined and presented within “Corporate and Other”. Please refer to “Note 9. Segment Information” for more information on the Company’s reporting segments.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Specifically, at September 30, 2022, accounts payable and accrued liabilities have been combined into a single line item on the Consolidated Balance Sheets.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.2 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.7 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, excluding the restricted certificates of deposit, was $1.8 million and $2.2 million, respectively. Total restricted cash as of September 30, 2022 and December 31, 2021 was $26.7 million and $27.0 million, respectively.

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

Stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Instructional costs and services	$229	$274	$1,096	$1,129
Selling and promotional	302	142	814	706
General and administrative	1,466	1,388	4,793	4,134
Total stock-based compensation expense	$1,997	$1,804	$6,703	$5,969

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2022 and 2021, the Management Development and Compensation Committee of the Board approved an annual incentive arrangement for senior management employees. The aggregate amount of any awards payable is dependent upon the achievement of certain Company financial and operational goals, as well as the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s current year annual incentive-based compensation plans of approximately $0.4 million and $2.9 million during the three and nine months ended September 30, 2022, respectively, compared to an aggregate expense of approximately $0.1 million and $2.6 million during the three and nine months ended September 30, 2021, respectively.

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

The preliminary opening balance sheet was subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and goodwill. The Company had up to one year from the RU Closing Date, or the measurement period, to complete the allocation of the purchase price. As the Company finalizes its assessment of the fair values of certain acquired assets and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company reflected measurement period adjustments in the period in which the adjustments occurred. During the three months ended March 31, 2022, the Company recorded a $0.5 million increase in goodwill recorded in connection with the Rasmussen Acquisition based on the final working capital adjustment. During the three months ended June 30, 2022, the Company recorded a non-cash impairment charge of $131.4 million to reduce the carrying value of RU Segment goodwill, as discussed further in “Note 6. Goodwill and Intangible Assets”.

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

Intangible Assets	Useful life	Amount
Trade name	Indefinite	$26,500
Accreditation, licensing, and Title IV	Indefinite	24,500
Student roster	2 years	20,000
Curricula	3 years	14,000
Lead conversions	2 years	1,500
		$86,500

During the three months ended June 30, 2022, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment accreditation, licensing, and Title IV indefinite lived intangible assets, as discussed further in “Note 6. Goodwill and Intangible Assets”.

Pro Forma Financial Information

The following unaudited pro forma information is presented as if the Rasmussen Acquisition occurred at the beginning of the earliest period presented. In preparing the pro forma results, the Company is required to make estimates and assumption including with respect to underlying financial performance, purchase accounting, appropriate depreciation and amortization methods, effective tax rate, and future interest rates, among other estimates and assumptions. The Company believes that these estimates and assumptions are reasonable under the circumstances. The pro forma results do not represent what may occur in the future as actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company’s Consolidated Financial Statements. Pro forma results for the three and nine months ended September 30, 2022 are not presented below because the results of Rasmussen are included in the Company’s September 30, 2022 unaudited Consolidated Statements of Income. The table below presents the Company’s pro forma combined revenue and net income (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(Unaudited)
Revenue	$143,082	$446,984
Net (loss) income	(1,131)	12,232

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

The Company applied the acquisition method of accounting to the GSUSA Acquisition, whereby the assets acquired and liabilities assumed were recognized at fair value on the GSUSA Closing Date. There was no goodwill recorded as a result of the GSUSA Acquisition, but an approximate $3.8 million noncash, non-taxable gain on the acquisition was recorded and is included as a separate line item on the Consolidated Statements of Income for the nine months ended September 30, 2022.

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

The gain on acquisition represents the excess of the fair value of net assets acquired over consideration paid. The consideration paid represents a substantial discount to the book value of GSUSA’s net assets at the GSUSA Closing Date, primarily due to the fair value adjustments related to the trade name, fixed assets, and right-of-use, or ROU, lease assets and liabilities compared to book value. The gain on acquisition was primarily the result of the impact of the COVID-19 pandemic on GSUSA’s revenue and earnings, and a lack of access to capital by the Seller. The agreed upon purchase price reflected the fact that GSUSA may need additional capital to fund operating losses.

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

Intangible Assets (Unaudited)	Useful life	Amount
Customer contracts and relationships	2.5 years	$744
Curricula	3 years	158
Trade name	1 year	35
Accreditation and licenses	2.5 years	28
		$965

Pro forma financial information relating to the GSUSA Acquisition is not presented because the GSUSA Acquisition did not represent a significant business acquisition for the Company.

For the three and nine months ended September 30, 2022, respectively, the Company incurred approximately $0.3 million and $1.6 million of acquisition-related expenses related to RU and GSUSA, and for the three and nine months ended September 30, 2021, respectively, the Company incurred approximately $1.5 million and $5.0 million of acquisition-related expenses related to RU. These expenses are included in general and administrative expenses on the Consolidated Statements of Income.

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended September 30, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$68,173	$50,973	$9,619	$7,843	$136,608
Graduation fees	374	—	—	—	374
Textbook and other course materials	—	9,814	1,631	—	11,445
Other fees	188	761	159	—	1,108
Total Revenue	$68,735	$61,548	$11,409	$7,843	$149,535

	Three Months Ended September 30, 2021
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$65,321	$17,838	$9,534	$(30)	$92,663
Graduation fees	397	—	—	—	397
Textbook and other course materials	—	3,282	1,556	—	4,838
Other fees	188	12	150	—	350
Total Revenue	$65,906	$21,132	$11,240	$(30)	$98,248

	Nine Months Ended September 30, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$210,094	$160,213	$29,082	$15,187	$414,576
Graduation fees	1,089	—	—	—	1,089
Textbook and other course materials	—	29,906	4,917	—	34,823
Other fees	546	2,419	437	—	3,402
Total Revenue	$211,729	$192,538	$34,436	$15,187	$453,890

	Nine Months Ended September 30, 2021
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$208,727	$17,838	$28,290	$(156)	$254,699
Graduation fees	1,042	—	—	—	1,042
Textbook and other course materials	—	3,282	4,801	—	8,083
Other fees	552	12	415	—	979
Total Revenue	$210,321	$21,132	$33,506	$(156)	$264,803

The RU Segment reflects the operations of RU, which was acquired on the RU Closing Date. The Company did not consolidate the financial results of the RU Segment prior to the RU Closing Date.

Corporate and Other includes tuition and contract training revenue earned by GSUSA from the GSUSA Closing Date through September 30, 2022. Contract training revenue represents both individual and customized training programs and is recognized when the services are performed. Additionally, the APUS Segment charges the HCN Segment and corporate employees for the value of courses taken by HCN Segment employees and corporate employees at APUS. The elimination of this intersegment revenue is included within Corporate and Other.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of September 30, 2022 and December 31, 2021.
The Company recognizes a contract liability, or deferred revenue, when a student begins an online course or term, in the case of APUS, starts a term, in the case of RU and HCN, or begins a long-term program, open enrollment program or government contract, in the case of GSUSA. Deferred revenue at September 30, 2022 was $27.6 million and includes $15.8 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $11.8 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2021 was $21.8 million and included $12.9 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $8.9 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Maryland under an operating lease that expires in May 2023. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 23 campuses located in six states under operating leases that expire through October 2033. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases six campuses located in Ohio, one campus in Indianapolis, Indiana, and beginning in the fall of 2022, one campus in suburban Detroit, Michigan, under operating leases that expire through June 2029. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii, under operating leases that expire through September 2036.

Operating lease assets are ROU assets, which represent the right to use the underlying assets for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the operating lease assets, net, and lease liabilities, current and long-term, on the Consolidated Balance Sheets. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU assets include all remaining lease payments and exclude lease incentives.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine months ended September 30, 2022 was $5.0 million and $15.1 million, respectively, compared to $1.8 million and $3.4 million for the three and nine months ended September 30, 2021, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine month periods ended September 30, 2022 was $4.8 million and $14.7 million, respectively, and is included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine months ended September 30, 2021 was $1.9 million and $3.4 million, respectively, and is included in operating cash flows.

Finance Leases

In connection with the GSUSA Acquisition, the Company acquired leases for copiers and printers that are classified as finance leases and expire on December 31, 2024. The Company pledged the assets financed to secure the outstanding leases. As of September 30, 2022, the total finance lease liability was $0.2 million with an average interest rate of 3.75%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $0.03 million and $0.08 million for the three and nine months ended September 30, 2022, respectively, and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s finance and operating leases as of September 30, 2022 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2022 (remaining)	$4,884	$28
2023	18,128	114
2024	16,420	113
2025	14,734	—
2026	14,287	—
2027	14,081	—
2028 and beyond	62,681	—
Total future minimum lease payments	$145,215	$255
Less: imputed interest	(28,555)	(10)
Present value of operating lease liabilities	$116,660	$245
Less: lease liabilities, current	(14,231)	(107)
Lease liabilities, long-term	$102,429	$138

Balance Sheet Classification (Unaudited)
Current
Operating lease liabilities, current	$14,231
Finance lease liabilities, current	107
Long-term
Operating lease liabilities, long-term	102,429
Finance lease liabilities, long-term	138
Total lease liabilities	$116,905

Other Information (Unaudited)
Weighted average remaining lease term (in years)
Operating leases	9.21
Finance leases	2.25
Weighted average discount rate
Operating leases	4.1%
Finance leases	3.8%

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

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which includes trade name, accreditation, licensing, and Title IV, and affiliate agreements. There were no indefinite useful life intangible assets identified as a result of the GSUSA Acquisition. The Company recorded $35.5 million, $4.4 million and $1.0 million, respectively, of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA. Amortization expense related to definite lived intangibles assets was approximately $4.0 million and $11.9 million for the three and nine months ended September 30, 2022, respectively.

The following table represents the balance of the Company’s intangible assets as of September 30, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	$10,833	$—	$9,167
Curricula	14,563	5,500	—	9,063
Student and customer contracts and relationships	4,614	4,093	—	521
Lead conversions	1,500	813	—	687
Non-compete agreements	86	86	—	—
Tradename	35	26	—	9
Accreditation and licenses	28	9	—	19
Total finite-lived intangible assets	$40,826	$21,360	$—	$19,466
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	13,500	12,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	13,500	41,221
Total intangible assets	$95,547	$21,360	$13,500	$60,687

The following table represents the balance of the Company’s intangible assets as of December 31, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$3,333	$—	$16,667
Curricula	14,405	1,961	—	12,444
Student contracts and relationships	3,870	3,870	—	—
Lead conversions	1,500	250	—	1,250
Non-compete agreements	86	86	—	—
Total finite-lived intangible assets	$39,861	$9,500	$—	$30,361
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	—	26,186
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	—	54,721
Total intangible assets	$94,582	$9,500	$—	$85,082

During the three months ended June 30, 2022, in connection with preparation of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount as a result of RU’s under performance in the second quarter of 2022 compared to projections at the time of acquisition, along with the decline in market value of the Company and comparable companies. There were no indicators of impairment at HCN. Therefore, the Company proceeded with a quantitative impairment test for the RU Segment as of May 31, 2022. The implied fair value of goodwill was calculated and compared to the recorded goodwill. As a result, the Company recorded a non-cash impairment charge of $131.4 million, and to reflect the corresponding tax impact of $36.0 million, to reduce the carrying value of RU Segment goodwill.

During the three months ended June 30, 2022, the Company also evaluated events and circumstances related to the valuation of its intangibles recorded within the RU and HCN Segments to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. These evaluations concluded there were indicators of impairment during the three months ended June 30, 2022 of the RU Segment accreditation, licensing, and Title IV indefinite-lived intangible asset. The Company determined the fair value of the intangible asset was $11.0 million, or $13.5 million less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment indefinite-lived intangible assets.

In total, the Company recorded non-cash impairment charges of $144.9 million during the three months ended June 30, 2022 related to RU Segment goodwill and intangible assets, and the corresponding tax impact of $36.0 million.

The Company utilized an independent valuation firm to determine the fair value of RU. The independent valuation firm weighted the results of two different valuation methods: discounted cash flow and guideline public company. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU at RU’s estimated weighted-average cost of capital. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the value of RU. Values derived under the two valuation methods were then weighted to estimate RU’s enterprise value. The income and cost approaches were used, as applicable, to value the RU indefinite-lived intangibles assets. The impairment charge recorded in the quarter ended June 30, 2022 eliminated the difference between the fair value of goodwill and the respective indefinite-lived intangible assets and the book value. Future changes, including minor changes in revenue, operating income, valuation multiples, discount rates, and other inputs to the valuation process may result in future impairment charges, and those charges could be material.

Goodwill is tested for impairment annually and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that fair value may be below carrying value. Upon review, the Company determined that there were no indicators of impairment at RU or HCN during the three months ended September 30, 2022.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment as of December 31, 2021 and September 30, 2022 (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2021	$—	$216,923	$26,563	$243,486
Goodwill acquired	—	—	—	—
Impairment	—	(131,400)	—	(131,400)
Adjustments	—	507	—	507
Goodwill as of September 30, 2022	$—	$86,030	$26,563	$112,593

Determining fair value of goodwill and intangible assets requires judgment and the use of significant estimates and assumptions, including, but not limited to, fluctuations in enrollments, revenue growth rates, operating margins, discount rates, changes in the regulatory environment, and future market conditions. Given the current competitive and regulatory environment, the impact of COVID-19, and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill and intangible asset impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record goodwill and intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material. Estimates are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

    For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in the Annual Report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Basic weighted average shares outstanding	18,885	18,700	18,854	17,874
Effect of dilutive restricted stock and options	42	155	52	174
Diluted weighted average shares outstanding	18,927	18,855	18,906	18,048

The table below reflects a summary of securities that could potentially dilute basic net income per common share in future periods that were not included in the computation of diluted earnings per share because the effect would have been antidilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock options	136	112	136	112
Restricted shares	613	11	581	3
Total antidilutive securities	749	123	717	115

Note 8. Long-Term Debt

In connection with the Rasmussen Acquisition, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, which together with the Term Loan is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on the RU Closing Date and is presented net of the debt issuance costs at origination of $13.1 million on the Consolidated Balance Sheets. The debt issuance costs are being amortized using the effective interest method over the term of the Term Loan. Debt issuance costs of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2022 and December 31, 2021.

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to LIBOR (subject to a 0.75% floor) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of September 30, 2022, the Facilities borrowing rate was 8.02%, excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility. APEI is also required to make principal payments of the Term Loan on the last day of each quarter, in an amount equal to $2.2 million per quarter.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0. At September 30, 2022, APEI was in compliance with all debt covenants.

Long-term debt consists of the following as of September 30, 2022 (in thousands):

Long-Term debt (Unaudited)
Credit agreement	$166,250
Deferred financing fees	(10,430)
Total debt	155,820

Less: Current portion	(8,750)
Long-Term Debt	$147,070

Scheduled maturities of long-term debt at September 30, 2022 are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2022 (remaining)	2,188
2023	8,750
2024	8,750
2025	8,750
2026	8,750
2027	129,062
Total	166,250

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

During the three months ended September 30, 2022, the Company reclassified approximately $0.1 million from other comprehensive income to interest expense. The Company estimates that approximately $2.1 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

At September 30, 2022, the $4.5 million fair value of the interest rate cap is recorded in Other assets on the Consolidated Balance Sheets. The unrealized gain of $3.0 million, net of taxes, is included in accumulated other comprehensive income.

Note 9. Segment Information

In connection with the Rasmussen Acquisition (as further described in “Note 3. Acquisition Activity”), the Company revised its reportable segments to reflect the manner in which the chief operating decision-maker evaluates performance and allocates resources, and to include RU as a separately reportable segment. Prior to the third quarter of 2021, the Company had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the Hondros College of Nursing

Segment, or HCN Segment. Post-acquisition, the Company has three reportable segments: the APUS Segment, which was previously included within the former APEI Segment; the RU Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and remaining unallocated Company expenses. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment; therefore, its operational activities are presented below within “Corporate and Other”. Adjustments to reconcile segment results to the Consolidated Financial Statements, including unallocated corporate activity and eliminations, which generally were previously reported within the former APEI Segment, are also included in “Corporate and Other”. Prior periods have been updated to conform to the revised presentation.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$68,735	$65,906	$211,729	$210,321
RU Segment	61,548	21,132	192,538	21,132
HCN Segment	11,409	11,240	34,436	33,506
Corporate and Other	7,843	(30)	15,187	(156)
Total Revenue	$149,535	$98,248	$453,890	$264,803
Depreciation and amortization:
APUS Segment	$1,573	$2,246	$4,860	$7,071
RU Segment	6,015	1,935	18,254	1,935
HCN Segment	248	195	693	524
Corporate and Other	146	10	442	31
Total Depreciation and amortization	$7,982	$4,386	$24,249	$9,561
Income (loss) from operations before interest and income taxes:
APUS Segment	$12,532	$7,825	$39,338	$30,969
RU Segment	(7,900)	(999)	(153,562)	(999)
HCN Segment	(1,392)	448	(3,017)	1,348
Corporate and Other	(4,266)	(6,012)	(19,845)	(17,444)
Total (loss) income from operations before interest and income taxes	$(1,026)	$1,262	$(137,086)	$13,874
Interest income (expense):
APUS Segment	$69	$41	$146	$171
RU Segment	30	—	38	—
HCN Segment	5	2	10	6
Corporate and Other	(3,698)	(1,348)	(10,533)	(1,344)
Total Interest expense	$(3,594)	$(1,305)	$(10,339)	$(1,167)
Income tax expense (benefit):
APUS Segment	$(3,557)	$2,606	$11,628	$9,673
RU Segment	(2,183)	(371)	(38,564)	(371)
HCN Segment	66	250	(816)	494
Corporate and Other	4,814	(2,261)	(7,400)	(6,287)
Total Income tax (benefit) expense	$(860)	$224	$(35,152)	$3,509
Capital expenditures:
APUS Segment	$811	$1,159	$2,209	$2,973
RU Segment	1,942	1,259	6,860	1,259
HCN Segment	776	367	1,666	1,581
Corporate and Other	67	—	170	—
Total Capital Expenditures	$3,596	$2,785	$10,905	$5,813

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)
Assets:
APUS Segment	$116,579	$126,926
RU Segment	309,344	429,299
HCN Segment	54,783	51,936
Corporate and Other	180,121	117,447
Total Assets	$660,827	$725,608

Note 10. Commitments and Contingencies

The Company accrues for costs associated with contingencies, including, but not limited to, regulatory compliance and legal matters, when such costs are probable and can be reasonably estimated. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s estimate of such costs, which may vary from the ultimate costs and expenses, associated with any such contingency.

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

     A summary of APUS Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
DoD tuition assistance programs	45%	43%	46%	44%
VA education benefits	22%	22%	21%	22%
Title IV programs	19%	21%	19%	20%
Cash and other sources	14%	14%	14%	14%
A summary of RU Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Title IV programs	74%	75%	74%	76%
Cash and other sources	24%	23%	24%	22%
VA education benefits	2%	2%	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Title IV programs	80%	81%	80%	81%
Cash and other sources	18%	18%	18%	18%
VA education benefits	2%	1%	2%	1%

Note 12. Subsequent Events

RU currently relies on Collegis LLC, or Collegis, for a variety of outsourced information technology functions and marketing services under one contract for information technology functions and another for marketing services. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Approximately $6.5 million in transition related fees will be due to Collegis as specific transition obligations are completed, a portion of which is expected to be incurred in the fourth quarter of 2022 with the remainder expected to be incurred in the first quarter of 2023.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum value for marketing and information technology services over the remaining periods, excluding the transition-related fees in connection with the termination of the marketing services, are approximately $4.5 million and $18.1 million, respectively.

On November 2, 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments. The reductions represent approximately 5.8% of our non-faculty workforce. We incurred an aggregate of approximately $3.1 million of pre-tax cash expenses associated with employee severance benefits, all of which we expect will be incurred in the fourth quarter of 2022. The reduction in force is expected to result in pre-tax labor and benefit savings in 2022 of approximately $2.3 million, and approximately $13.5 million on an annualized basis. These cost savings do not include expenses associated with employee severance benefits.

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
•our ability to recognize the benefits of our cost savings efforts;
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

•the effects, duration and severity of the ongoing COVID-19 pandemic and the adverse effects on demand for online education or nursing education as impacts of the pandemic abate, and the actions we have taken or may take in response, particularly at Hondros College of Nursing, or HCN, and RU;
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
•risks related to incurring substantial debt under the debt facilities that we entered into in connection with financing the Rasmussen Acquisition, the cost of servicing that debt, and our ability in the future to service that debt; and
•our dependence on and need to continue to invest in our technology infrastructure.

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

Overview

Background

    We are a provider of online and campus-based postsecondary education, and with the acquisition of GSUSA, career learning, to approximately 105,100 students through four subsidiary institutions. Our subsidiary institutions offer education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and American Public University System, Inc., or APUS, RU, and HCN are certified by the United States Department of Education, or ED, to participate in Title IV programs.

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

We relied on debt financing pursuant to a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders, to fund a portion of the consideration for the Rasmussen Acquisition. For more information on this financing, please refer to “– Liquidity and Capital Resources – Liquidity – Acquisition of Rasmussen University” below and “Note 8. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Quarterly Report.

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

Our financial results do not include the RU Segment or GSUSA results prior to the respective acquisition closing dates. Therefore, our consolidated results for the three and nine months ended September 30, 2021 include the operations of RU for the month of September 2021 only, and the consolidated results do not reflect the operations of GSUSA in the 2021 periods. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which includes unallocated corporate activity and eliminations, and for the three and nine months ended September 30, 2022, the operational activities of GSUSA.

Our results for the three and nine months ended September 30, 2022 include approximately $0.3 million and $1.6 million, respectively, of acquisition-related expenses related to RU and GSUSA, and our results for the three and nine months ended September 30, 2021 included approximately $1.5 million and $5.0 million, respectively, of acquisition-related expenses related to RU. These expenses are included in general and administrative expenses on the Consolidated Statements of Income.

For more information on the Rasmussen and GSUSA Acquisitions, please refer to, “Note 3. Acquisition Activity” included in the Notes to the Consolidated Financial Statements in this Quarterly Report.

We have continued to monitor the impact of the COVID-19 pandemic and adjust our operations as appropriate in light of state and federal guidance. The COVID-19 pandemic did not materially impact our results of operations during the three and nine months ended September 30, 2022. For more information on the potential risks related to COVID-19, please refer to our Annual Report, “Results of Operations” below, and the section of this Quarterly Report entitled “Risk Factors”.

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 87,700 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of September 30, 2022, approximately 65% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to over 15,000 students at its 23 campuses in six states and online. As of September 30, 2022, approximately 7,700 students are pursuing nursing degrees at RU, approximately 90% of whom are enrolled in RU’s pre-licensure degree programs.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,400 students at six campuses in Ohio and a campus in Indianapolis, Indiana. A campus in suburban Detroit, Michigan opened in October 2022, and HCN has received initial regulatory approvals for the Diploma in Practical Nursing Program at the campus. All of HCN’s students are enrolled in its pre-licensure degree programs.

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

Cost and Expense Reductions

On November 2, 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments. The reductions represent approximately 5.8% of our non-faculty workforce. We incurred an aggregate of approximately $3.1 million of pre-tax cash expenses associated with employee severance benefits, all of which we expect will be incurred in the fourth quarter of 2022. The reduction in force is expected to result in pre-tax labor and benefit savings in 2022 of approximately $2.3 million, and approximately $13.5 million on an annualized basis. These cost savings do not include expenses associated with employee severance benefits.

The headcount reductions reflect ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. There can be no assurance that we will be successful or recognize the benefits we anticipate. Furthermore, the savings anticipated in 2022 will be offset in the short-term by severance and other related costs, and over the long-term may be offset by increases to wages and salaries necessary to remain competitive.

Regulatory and Legislative Activity

Rulemakings

ED recently engaged in negotiated rulemaking processes to develop proposed regulations related to participation in the student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or the HEA. Topics included modifications to what is commonly referred to as the 90/10 Rule, which imposes sanctions on for-profit institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs, as calculated under ED’s regulations, gainful employment requirements, public service student loan forgiveness programs, borrower defenses to repayment, or BDTR, mandatory pre-dispute arbitration, prohibition of class-action lawsuits, closed school discharges, ability to benefit provisions, certification procedures for participation in Title IV programs, change in ownership and change in control rules and procedures, financial responsibility standards, and standards of administrative capability, among others. In October 2022, ED published final regulations relating to the 90/10 Rule, BDTR, mandatory pre-dispute arbitration, prohibition of class-action lawsuits, and change in ownership and change in control rules and procedures. ED has also published for public notice and comment proposed regulations relating to some of the other topics that were the subject of the negotiated rulemaking processes, and ED has indicated that it will release other proposed regulations at later dates. Please refer to “Risk Factors - Recent ED negotiated rulemakings could result in regulations that materially and adversely affect our business.”

Program Reviews

In July 2022, HCN received a final program review determination from ED closing the previously disclosed open program review from July 2021, and in September 2022, RU received a program review report from ED with respect to the previously disclosed open program review for the 2015-2016 and 2016-2017 award years. Please refer to “Risk Factors - ED has conducted and may in the future conduct compliance reviews of our institutions, which could disrupt our institutions’ operations and adversely affect their performance.

Cohort Default Rate

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to requirements of the Higher Education Act, as amended, if the cohort default rate for any year exceeds 40% in any single year, or exceeds 30% for three consecutive years, an institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year, it must establish a default prevention task force.

In September 2022, ED released final official cohort default rates for institutions for federal fiscal year 2019, with ED reporting a 2.4% cohort default rate for APUS, a 1.6% cohort default rate for RU, and a 1.1% cohort default rate for HCN. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

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

Summary of Results

As discussed above, we completed the Rasmussen and GSUSA Acquisitions on September 1, 2021, and January 1, 2022, respectively. Our financial results do not include the financial results of these companies prior to their respective acquisition closing dates. Accordingly, the financial results for the three and nine months ended September 30, 2021 include results of operations of RU for the month of September 2021 and do not include the results of operations of GSUSA. Therefore, the prior year period presented is not directly comparable to the current period.

For the three months ended September 30, 2022, our consolidated revenue increased to $149.5 million from $98.2 million, or by 52.2%, compared to the prior year period. Our operating margins decreased to negative 0.7% for the three months ended September 30, 2022 from 1.2% in the prior year period. The net loss for the three months ended September 30, 2022 was $3.8 million compared to net loss of $0.3 million during the three months ended September 30, 2021.

For the nine months ended September 30, 2022, our consolidated revenue increased to $453.9 million from $264.8 million, or 71.4%, compared to the prior year period. Our operating margins decreased to negative 30.1% for the nine months ended September 30, 2022 from 5.3% in the prior year period. The net loss for the nine months ended September 30, 2022 was $108.5 million compared to net income of $8.4 million during the nine months ended September 30, 2021. Results for the nine months ended September 30, 2022 include a non-cash impairment charge of $144.9 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets and the corresponding tax impact. Excluding the non-cash impairment charge for the nine months ended September 30, 2022, our operating margin was 1.7% and our net income was $0.4 million. Excluding the impact of the impairment charge, we expect our operating margins to remain below prior year levels for the remainder of 2022, including as a result of the impacts of inflation, increases in labor costs, particularly at RU and HCN, and enrollment trends, particularly at RU. Even to the extent that we take efforts to control our labor costs, we expect to continue to evaluate and may implement increases to wages and salaries to be more competitive with the market.
For the three months ended September 30, 2022, net course registrations at APUS increased to approximately 85,800 from approximately 83,100, or approximately 3.2%, compared to the prior year period. APUS Segment revenue increased to $68.7 million from $65.9 million, or by 4.3%, compared to the prior year period. For the nine months ended September 30, 2022, net course registrations at APUS increased to approximately 263,200 from approximately 258,700, or approximately 1.7%, compared to the prior year period, and APUS Segment revenue increased to $211.7 million from $210.3 million, or by 0.7%, compared to the prior year period. We believe the difference in the change in net course registrations as compared to the change in APUS Segment revenue for the nine months ended September 30, 2022, was primarily due to an increase in military related registrations from students utilizing TA, which generate a lower revenue per registration. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the three months ended September 30, 2022, APUS Segment operating margins increased to 18.2% from 11.9% in the prior year period. For the nine months ended September 30, 2022, APUS Segment operating margins increased to 18.6% from 14.7% in the prior year period. The increase in the operating margin was due to decreases in professional fees and employee compensation costs during the three months ended September 30, 2022. For the nine months ended September 30, 2022, the increase in the operating margin was due to decreases in professional fees, employee compensation costs, and advertising costs, partially offset by increases in graduation event costs after returning to an in-person graduation ceremony.

For the three months ended September 30, 2022, HCN Segment revenue increased to $11.4 million from $11.2 million, or by 1.5%, compared to the prior year period. Total enrollment at HCN increased to approximately 2,400 from approximately 2,300, or approximately 3.7%, compared to prior year period. For the nine months ended September 30, 2022, HCN Segment revenue increased to $34.4 million from $33.5 million, or by 2.8%, compared to the prior year period. Total enrollment at HCN for the nine months ended September 30, 2022 increased approximately 4.8% as compared to the prior year period. We believe that the increase in total student enrollment at HCN was due primarily to the opening of the Akron campus in April 2021 and to the Indiana State Board of Nursing, or IBN, action to increase maximum enrollment at the Indianapolis campus, which effective for the 2022 calendar year can enroll up to 200 students per calendar year compared to 30 students in 2021. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

For the three months ended September 30, 2022, HCN Segment operating margins decreased to negative 12.2% from 4.0% in the prior year period. For the nine months ended September 30, 2022, HCN Segment operating margins decreased to negative 8.8% from 4.0% in the prior year period. The decrease in the operating margin is due to increases in nursing faculty compensation costs and other employee compensation costs, technology costs, advertising costs, and Title IV costs, as compared to the prior year period.

RU Segment revenue totaled approximately $61.5 million and $192.5 million for the three and nine months ended September 30, 2022, respectively. RU full-term enrollment was approximately 15,000 during the three months ended September 30, 2022, which compares to 16,300 during the three months ended September 30, 2021. We believe this decline in enrollment, which reflects year-over-year declines in total nursing enrollment and enrollment from new nursing students, as well as enrollment declines in non-nursing programs including online enrollments, may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment in some RU markets, and increasing pay for nurses resulting in fewer available nursing faculty to educate and oversee clinicals. Further, in February 2022, the Illinois ADN Program was placed on probationary status by the Illinois Department of Professional Regulation, or IDPR, as a result of which RU is required to temporarily reduce enrollment in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. Additionally, in July 2022, we implemented a voluntary enrollment reduction in RU’s Bloomington, Minnesota ADN Program as part of an effort to meet desired faculty to student ratios and improve student performance. As described in “Risk Factors” below, RU is now required to maintain a specified faculty to student ratio in 2023 for the Bloomington ADN Program, which constrains our ability to increase enrollments for that program based on our ability to attract and retain qualified faculty. Finally, based on the first-time NCLEX pass rate in the Bloomington ADN Program in the third quarter of 2022, RU has informed the Minnesota Board of Nursing, or MBN, that RU will voluntarily further reduce enrollments in the program starting with the quarterly cohort in January. The various factors adversely impacting RU enrollments, including nursing enrollments, are expected to continue to negatively impact RU’s results.

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

In the second quarter of 2022, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount as a result of RU’s under performance in the second quarter of 2022 compared to projections at the time of acquisition, along with the decline in market value of the Company and comparable companies. Therefore, the Company proceeded with a quantitative impairment test of RU Segment goodwill as of May 31, 2022. The implied fair value of RU Segment goodwill was calculated and compared to the recorded goodwill. As a result, the Company recorded a non-cash impairment charge of $131.4 million, and to reflect the corresponding tax impact of $36.0 million, to reduce the carrying value of RU Segment goodwill. There were no indicators of goodwill impairment at HCN.

In the second quarter of 2022, the Company also evaluated events and circumstances related to the valuation of its intangibles recorded within the RU and HCN Segments to determine if there were indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic. These evaluations concluded there were indicators of impairment during the three months ended June 30, 2022 of the RU Segment accreditation, licensing and Title IV indefinite-lived intangible asset. The Company determined the fair value of the intangible asset was $11.0 million, or $13.5 million less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment indefinite-lived intangible assets. There we no indicators of intangible asset impairment at HCN.

In total, the Company recorded non-cash impairment charges of $144.9 million during the three months ended June 30, 2022 related to RU Segment goodwill and intangible assets, and the corresponding tax impact of $36.0 million.

The goodwill impairment charge recorded in the quarter ended June 30, 2022 eliminated the difference between the fair value of RU Segment goodwill and the book value of goodwill. Future changes, including minor changes in revenue, operating income, valuation multiples, discount rates, and other inputs to the valuation process may result in future impairment charges, and those charges could be material. Our October 31, 2021 annual assessment concluded that the fair value of HCN exceeded the carrying value by approximately $20.1 million, or 51.8%.

We evaluated events and circumstances related to the valuation of goodwill and intangible assets of RU and HCN for the three months ended September 30, 2022 and determined there were no indicators of impairment. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions, and the impact of the COVID-19 pandemic.

Determining fair value of goodwill and intangible assets requires judgment and the use of significant estimates and assumptions, including, but not limited to, fluctuations in enrollments, revenue growth rates, operating margins, discount rates, changes in the regulatory environment, and future market conditions. Given the current competitive and regulatory environment, the impact of COVID-19, and the uncertainties regarding the related impact on the business, as well as the market price for our stock, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill and intangible asset impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record goodwill and intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material. Estimates are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

For more information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses, including as a result of the Rasmussen and GSUSA acquisitions.

We believe the increase in net registrations at APUS for the three and nine months ended September 30, 2022 was due to increases in military-related registrations from students utilizing TA and as a result of improvements made by the Army to the ArmyIgnitED system. For information on the impacts of the recent Army TA program disruption on the Company and the risks related to these impacts, please refer to “Liquidity and Capital Resources – Liquidity” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and the section entitled “Risk Factors”.

We believe that the increase in enrollment at HCN for the nine months ended September 30, 2022 as compared to the prior year period is due primarily to the opening of the Akron campus in April 2021 and to IBN action to increase maximum enrollment at the Indianapolis campus, which effective for the 2022 calendar year can enroll up to 200 students per calendar year compared to 30 students in 2021.

RU full-term enrollment was approximately 15,000 during the three months ended September 30, 2022, which compares to 16,300 during the three months ended September 30, 2021. We believe this decline in enrollment may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment, and challenges in filling open nursing faculty positions. Further, in February 2022, the Illinois ADN Program was placed on probationary status by the Illinois Department of Professional Regulation, or IDPR, as a result of which RU is required to temporarily reduce enrollment in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. Additionally, in July 2022, we implemented a voluntary enrollment reduction in RU’s Bloomington, Minnesota ADN Program as part of an effort to meet desired faculty to student ratios and improve student performance. As described in “Risk Factors” below, RU is now required to maintain a specified faculty to student ratio in 2023 for the Bloomington ADN Program, which constrains our ability to increase enrollments for that program based on our ability to attract and retain qualified faculty. Finally, based on the first-time NCLEX pass rate in the Bloomington ADN Program in the third quarter of 2022, RU has informed the MBN that RU will voluntarily further reduce enrollments in the program starting with the quarterly cohort in January.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.0	43.3	47.5	39.7
Selling and promotional	27.4	23.9	25.6	22.8
General and administrative	19.8	27.1	19.6	28.5
Impairment of goodwill and intangible assets	—	—	31.9	—
Loss on disposals of long-lived assets	0.1	—	0.2	0.1
Depreciation and amortization	5.3	4.5	5.3	3.6
Total costs and expenses	100.7	98.8	130.1	94.7

Income (loss) from operations before interest and income taxes	(0.7)	1.2	(30.1)	5.3
Gain on acquisition	—	—	0.8	—
Interest expense	(2.4)	(1.3)	(2.3)	(0.4)

Income (loss) from operations before income taxes	(3.1)	(0.1)	(31.6)	4.9
Income tax (benefit) expense	(0.6)	0.2	(7.7)	1.3
Equity investment loss	—	—	—	(0.3)
Net (loss) income	(2.5)%	(0.3)%	(23.9)%	3.3%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue. Our consolidated revenue for the three months ended September 30, 2022 was $149.5 million, an increase of $51.3 million, or 52.2%, compared to $98.2 million for the three months ended September 30, 2021. The increase in revenue was primarily due to the inclusion of RU Segment and GSUSA revenue for the three months ended September 30, 2022 of $40.4 million and $7.9 million, respectively, compared to one month of RU Segment revenue and no GSUSA revenue in the prior year period. In addition, APUS and HCN Segment revenue increased $2.8 million, or 4.3%, and $0.2 million, or 1.5%, respectively. The APUS Segment revenue increase was primarily due to a 3.2% increase in net course registrations as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 3.7% increase in total student enrollment as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended September 30, 2022 were $150.6 million, an increase of $53.6 million, or 55.2%, compared to $97.0 million for the three months ended September 30, 2021. The increase in costs and expenses for the three months ended September 30, 2022, was primarily the result of the inclusion of our RU Segment and GSUSA costs and expenses of $47.3 million and $6.3 million, respectively, for the three months ended September 30, 2022, compared to one month of RU Segment costs and expenses and no GSUSA costs and expenses in the prior year period. Other increases in costs and expenses include increases in employee compensation costs in our HCN Segment and Corporate and Other, increases in marketing support costs and advertising costs in our APUS Segment, as well as increases in faculty compensation costs in our APUS and HCN Segments, and Title IV costs, and bad debt expense in our HCN Segment. The increase in expenses was partially offset by a decrease in professional fees in our APUS Segment and decreases in advertising costs, marketing support costs, and legal costs in Corporate and Other. Results for the three months ended September 30, 2022 include the following costs on a pre-tax basis: $0.9 million in information technology costs related to our multi-year technology transformation program in our APUS Segment; and $0.3 million in professional fees associated with the Rasmussen and GSUSA acquisitions in Corporate and Other. Results for the three months ended September 30, 2021 included the following costs on a pre-tax basis: $1.8 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other and $1.7 million in information technology costs related to our multi-year technology transformation program in our APUS

Segment. Costs and expenses as a percentage of revenue increased to 100.7% for the three months ended September 30, 2022 from 98.8% for the three months ended September 30, 2021.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2022 were $71.8 million, an increase of $29.3 million, or 68.8%, compared to $42.5 million for the three months ended September 30, 2021. The increase in instructional costs and services expenses was primarily due to the inclusion of our RU Segment and GSUSA instructional costs and services expenses of $23.0 million and $3.9 million, respectively, for the three months ended September 30, 2022, compared to one month of RU Segment instructional costs and services expenses and no GSUSA instructional costs and services expenses in the prior year period. In addition, there were increases in faculty compensation costs and course materials costs in our APUS and HCN Segments and an increase in other costs in our APUS Segment. Instructional costs and services expenses as a percentage of revenue increased to 48.0% for the three months ended September 30, 2022 from 43.3% for the three months ended September 30, 2021.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2022 were $40.9 million, an increase of $17.5 million, or 74.4%, compared to $23.5 million for the three months ended September 30, 2021. The increase in selling and promotional expenses was primarily due to the inclusion of our RU Segment and GSUSA selling and promotional expenses of $16.0 million and $1.1 million, respectively, for the three months ended September 30, 2022, compared to one month of RU Segment selling and promotional expenses and no GSUSA selling and promotional expenses in the prior year period. In addition, there were increases in marketing support costs, advertising costs, and professional fees in our APUS Segment, partially offset by decreases in advertising costs and marketing support materials costs in Corporate and Other. Selling and promotional expenses as a percentage of revenue increased to 27.4% for the three months ended September 30, 2022 from 23.9% for the three months ended September 30, 2021.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2022 were $29.7 million, an increase of $3.1 million, or 11.5%, compared to $26.6 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to the inclusion of our RU Segment and GSUSA general and administrative expenses of $4.1 million and $1.2 million, respectively, for the three months ended September 30, 2022, compared to one month of RU Segment general and administrative expenses and no GSUSA general and administrative expenses in the prior year period. In addition, there was an increase employee compensation costs in our HCN Segment and Corporate and Other, and increases in Title IV costs and bad debt expense in our HCN Segment. The increase in expenses was partially offset by decreases in professional fees in our APUS Segment and Corporate and Other and a decrease in legal costs in Corporate and Other. For the three months ended September 30, 2022, APUS Segment general and administrative expenses include the following costs on a pre-tax basis: $0.9 million of information technology costs related to our multi-year technology transformation program in our APUS Segment; and $0.3 million in professional fees associated with the Rasmussen and GSUSA acquisitions in Corporate and Other. For the three months ended September 30, 2021, general and administrative expenses include the following costs on a pre-tax basis: $1.8 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other and $1.7 million of information technology costs related to our multi-year technology transformation program in our APUS Segment. Consolidated bad debt expense for the three months ended September 30, 2022 was $3.7 million, or 2.5% of revenue, compared to $1.6 million, or 1.6% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 19.8% for the three months ended September 30, 2022 from 27.1% for the three months ended September 30, 2021. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.2 million for the three months ended September 30, 2022. There was no loss on disposal of long-lived assets for the three months ended September 30, 2021.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.0 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase in depreciation and amortization expenses for the three months ended September 30, 2022 was primarily due to the inclusion of our RU Segment and GSUSA depreciation and amortization expenses of $4.1 million and $0.1 million, respectively, for the three months ended September 30, 2022, compared to one month of RU Segment depreciation and amortization expenses and no GSUSA depreciation and amortization expenses in the prior year period. Depreciation and amortization expenses as a percentage of revenue increased to 5.3% for the three months ended September 30, 2022 from 4.5% for the three months ended September 30, 2021.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.0 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense. Interest expense was $3.6 million for the three months ended September 30, 2022, compared to $1.3 million for the three months ended September 30, 2021. The increase in interest expense was due to the inclusion of three months of interest expense related to the senior secured term loan facility in an aggregate original principal amount of $175.0 million issued in connection with the Rasmussen Acquisition, compared to one month of interest expense in the prior year period.

Income tax (benefit) expense. We recognized an income tax benefit of $0.9 million for the three months ended September 30, 2022, compared to income tax expense of $0.2 million for the three months ended September 30, 2021, or an effective tax rate benefit of 18.6% in 2022 compared to a negative tax rate in 2021.

Net (loss) income. Our net loss was $3.8 million for the three months ended September 30, 2022, compared to a net loss of $0.3 million for the three months ended September 30, 2021, an increase in the net loss of $3.5 million. This increase in the net loss was related to the factors discussed above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue. Our consolidated revenue for the nine months ended September 30, 2022 was $453.9 million, an increase of $189.1 million, or 71.4%, compared to $264.8 million for the nine months ended September 30, 2021. The increase in revenue was primarily due to the inclusion of our RU Segment and GSUSA revenue for the nine months ended September 30, 2022 of $171.4 million and $15.2 million, respectively, compared to one month of RU Segment revenue and no GSUSA revenue in the prior year period. In addition, APUS Segment revenue increased $1.4 million, or 0.7% and HCN Segment revenue increased $0.9 million, or 2.8%. The APUS Segment revenue increase was primarily due to a 1.7% increase in net course registrations as compared to the prior year period. The HCN Segment revenue increase was primarily due to an 4.8% increase in total student enrollment as compared to the prior year period.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2022 were $591.0 million, an increase of $340.0 million, or 135.5%, compared to $250.9 million for the nine months ended September 30, 2021, and include a non-cash impairment charge of $144.9 million to reduce the carrying value of RU segment goodwill and intangible assets, and to reflect the corresponding tax impact. The increase in costs and expenses was also the result of the inclusion of our RU Segment and GSUSA costs and expenses of $179.1 million and $17.1 million, respectively, excluding the goodwill and intangible assets impairment charge in the RU Segment, for the nine months ended September 30, 2022, compared to one month of RU Segment costs and expenses and no GSUSA costs and expenses in the prior year period. Other increases in costs and expenses include increases in employee compensation costs in our HCN Segment and Corporate and Other, increases in graduation event costs and marketing support costs in our APUS Segment, increases in faculty compensation costs, advertising costs, Title IV costs, and bad debt expense in our HCN Segment, partially offset by decreases in professional fees and employee compensation costs in our APUS Segment and decreases in legal costs and advertising costs in Corporate and Other. Results for the nine months ended September 30, 2022 include the following costs on a pre-tax basis: a $144.9 million non-cash impairment charge to reduce the carrying value of RU Segment goodwill and intangible assets, and the corresponding tax impact; $2.6 million in information technology costs related to our multi-year technology transformation program in our APUS Segment; and $1.6 million in professional fees associated with the Rasmussen and GSUSA acquisitions in Corporate and Other. Results for the nine months ended September 30, 2021 included the following costs on a pre-tax basis: $5.8 million in professional fees associated with the Rasmussen Acquisition in Corporate and Other, and $5.0 million in information technology costs related to our multi-year technology transformation program in our APUS Segment. Costs and expenses as a percentage of revenue increased to 130.1% for the nine months ended September 30, 2022 from 94.7% for the nine months ended September 30, 2021.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2022 were $215.6 million, an increase of $110.3 million, or 104.8%, compared to $105.3 million for the nine months ended September 30, 2021. The increase in instructional costs and services expenses was primarily due to the inclusion of our RU Segment and GSUSA instructional costs and services expenses for the nine months ended September 30, 2022, of $94.5 million and $10.3 million, respectively, compared to one month of RU Segment instructional costs and services expenses and no GSUSA instructional services costs and expenses in the prior year period. In addition, there was an increase in faculty compensation costs and in our HCN Segment and increases in graduation event costs and other costs in our APUS Segment. The increases in expenses were partially offset by a decrease in employee compensation costs in our APUS Segment. Instructional costs and services expenses as a percentage of revenue increased to 47.5% for the nine months ended September 30, 2022 from 39.7% for the nine months ended September 30, 2021.
Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2022 were $116.1 million, an increase of $55.7 million, or 92.3%, compared to $60.4 million for the nine months ended

September 30, 2021. The increase in selling and promotional expenses was primarily due to the inclusion of our RU Segment and GSUSA selling and promotional expenses, for the nine months ended September 30, 2022, of $51.6 million and $3.1 million, respectively, compared to one month of RU Segment selling and promotional expenses and no GSUSA selling and promotional expenses in the prior year period. In addition, there was an increase in marketing support costs in our APUS Segment, an increase in employee compensation costs in our HCN Segment and Corporate and Other, and an increase in advertising costs in our HCN Segments. The increase in expenses was partially offset by a decrease in employee compensation costs in our APUS Segment, and a decrease in advertising costs in our APUS Segment and Corporate and Other. Selling and promotional expenses as a percentage of revenue increased to 25.6% for the nine months ended September 30, 2022 from 22.8% for the nine months ended September 30, 2021.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2022 were $89.2 million, an increase of $13.6 million, or 18.0%, compared to $75.6 million for the nine months ended September 30, 2021. The increase in general and administrative expenses for the nine months ended September 30, 2022 as compared to the prior year period was primarily due to the inclusion of our RU Segment and GSUSA general and administrative expenses, for the nine months ended September 30, 2022, of $16.5 million and $3.2 million, respectively, compared to one month of RU Segment general and administrative expenses and no GSUSA general and administrative expenses in the prior year period. In addition, there was an increase in employee compensation costs in Corporate and Other and our HCN Segment. The increase in expenses was partially offset by a decrease in professional fees in our APUS Segment, our HCN Segment and Corporate and Other, a decrease in employee compensation costs in our APUS Segment, and a decrease in legal costs in Corporate and Other. For the nine months ended September 30, 2022, APUS Segment general and administrative expenses include the following costs on a pre-tax basis: $2.6 million of information technology costs related to our multi-year technology transformation program in our APUS Segment; and $1.6 million in professional fees associated with the Rasmussen and GSUSA acquisitions, included in Corporate and Other. For the nine months ended September 30, 2021, general and administrative expenses include the following costs on a pre-tax basis: $5.8 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other; and $5.0 million of information technology costs related to our multi-year technology transformation program in our APUS Segment. Consolidated bad debt expense for the nine months ended September 30, 2022 was $9.4 million, or 2.1% of revenue, compared to $4.4 million, or 1.7% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 19.6% for the nine months ended September 30, 2022 from 28.5% for the nine months ended September 30, 2021. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $1.0 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The loss on disposals of long-lived assets for the nine months ended September 30, 2022 was primarily related to the sale of excess facilities located in Charles Town, West Virginia.

Impairment of goodwill and intangible assets. For the nine months ended September 30, 2022, the non-cash impairment of goodwill and intangible assets of $144.9 million resulted from the reduction of the carrying value of goodwill and intangible assets in our RU Segment, and the corresponding tax impact. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 6. Goodwill and Intangible Assets” included in the Notes to the Consolidated Financial Statements in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $24.2 million and $9.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in depreciation and amortization expenses for was primarily due to the inclusion of our RU Segment and GSUSA depreciation and amortization expenses for the nine months ended September 30, 2022 of $16.3 million and $0.4 million, respectively, compared to one month of RU Segment depreciation and amortization expenses and no GSUSA depreciation and amortization expenses in the prior year period. Depreciation and amortization expenses as a percentage of revenue increased to 5.3% for the nine months ended September 30, 2022 from 3.6% for the nine months ended September 30, 2021.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $6.7 million and $6.0 million for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Gain on acquisition. The $3.8 million gain on acquisition resulted from the GSUSA Acquisition and represents the excess of the fair value of net assets acquired over consideration paid.

Interest expense. Interest expense was $10.3 million for the nine months ended September 30, 2022, compared to $1.2 million for the nine months ended September 30, 2021. The increase in interest expense was due to the inclusion of nine months of interest expense related to the senior secured term loan facility in an aggregate original principal amount of $175.0 million issued in connection with the Rasmussen Acquisition, compared to one month of interest expense in the prior year period.

Income tax expense. We recognized an income tax benefit of $35.2 million for the nine months ended September 30, 2022, compared to income tax expense of $3.5 million for the nine months ended September 30, 2021, or an effective tax rate benefit of 24.5% in 2022 compared to an income tax rate expense of 29.5% in 2021. The nine months ended September 30, 2022, includes a $36.0 million income tax benefit related to the impairment of goodwill and intangible assets. Excluding the $36.0 million tax benefit, the tax expense for the nine months ended September 30, 2022 was $0.8 million, or an effective tax rate of 65.7%. The higher effective tax rate in 2022, excluding the impairment charge and the corresponding tax impact, is due to higher non-deductible expenses in relation to the pre-tax income for the period.

Equity investment loss. Equity investment loss was $13,000 for the nine months ended September 30, 2022 compared to $0.8 million for the nine months ended September 30, 2021. The equity investment loss for the nine months ended September 30, 2021 includes an impairment loss of $0.8 million on one of our cost method investments.

Net (loss) income. Our net loss was $108.5 million for the nine months ended September 30, 2022, compared to net income of $8.4 million for the nine months ended September 30, 2021, a decrease in net income of $116.8 million. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$68,735	$65,906	$211,729	$210,321
RU Segment	61,548	21,132	192,538	21,132
HCN Segment	11,409	11,240	34,436	33,506
Corporate and Other	7,843	(30)	15,187	(156)
Total Revenue	$149,535	$98,248	$453,890	$264,803
Income (loss) from operations before interest and income taxes:
APUS Segment	$12,532	$7,825	$39,338	$30,969
RU Segment	(7,900)	(999)	(153,562)	(999)
HCN Segment	(1,392)	448	(3,017)	1,348
Corporate and Other	(4,266)	$(6,012)	(19,845)	$(17,444)
Total income (loss) from operations before interest and income taxes	$(1,026)	$1,262	$(137,086)	$13,874

APUS Segment

For the three months ended September 30, 2022, the $2.8 million, or 4.3%, increase to approximately $68.7 million in revenue in our APUS Segment was primarily attributable to the timing of registrations within the quarter. Net course registrations at APUS increased 3.2% to approximately 85,800 from approximately 83,100 as compared to the same period in 2021. Income from operations before interest and income taxes increased to $12.5 million, or 60.2%, during the three months ended September 30, 2022 from $7.8 million in the prior year period as a result of the increase in revenue and an overall decrease in expenses as compared to the same period in 2021.

For the nine months ended September 30, 2022, the $1.4 million, or 0.7%, increase to approximately $211.7 million in revenue in our APUS Segment was primarily due to the timing of registrations within the period and lower revenue per net course registration due to a change in the mix of registrations toward a greater percentage of military related registrations from students utilizing TA, which generate lower revenue per registration than non-military registrations. Net course registrations at APUS increased 1.7% to approximately 263,200 for the nine months ended September 30, 2022 from approximately 258,700 during the same period in 2021. Income from operations before interest income and income taxes in our APUS Segment was $39.3 million during the nine months ended September 30, 2022, an increase of $8.4 million, or 27.0%, compared to the same period in 2021, as a result of decreases in costs and expenses including employee compensation costs, professional fees, and advertising costs.

RU Segment

For the three and nine months ended September 30, 2022, RU Segment revenue was $61.5 million and $192.5 million, respectively. The RU Segment loss from operations before interest and income taxes was $7.9 million and $153.6 million for the three and nine months ended September 30, 2022, respectively, and includes a $144.9 million non-cash impairment charge of goodwill and intangible assets in the nine month period, and the corresponding tax impact. RU full-term enrollment was approximately 15,000 during the three months ended September 30, 2022, which compares to 16,300 during the three months ended September 30, 2021. RU total student enrollment decreased 7.0% during the nine months ended September 30, 2022 compared to the same period in 2021. We believe this decline in enrollment, which reflects year-over-year declines in total nursing enrollment and enrollment from new nursing students, as well as enrollment declines in non-nursing programs including online enrollments, may have been caused, in part, due to a moderation in near-term demand for RU’s programs due to the abatement of the COVID-19 pandemic, record low unemployment in some RU markets, and increasing pay for nurses resulting in fewer available nursing faculty to educate and oversee clinicals. Further, in February 2022, the Illinois ADN Program was placed on probationary status by the Illinois Department of Professional Regulation, or IDPR, as a result of which RU is required to temporarily reduce enrollment in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. Additionally, in July 2022, we implemented a voluntary enrollment reduction in RU’s Bloomington, Minnesota ADN Program as part of an effort to meet desired faculty to student ratios and improve student performance. As described in “Risk Factors” below, RU is now required to maintain a specified faculty to student ratio in 2023 for the Bloomington ADN Program, which constrains our ability to increase enrollments for that program based on our ability to attract and retain qualified faculty. Finally, based on the first-time NCLEX pass rate in the Bloomington ADN Program in the third quarter of 2022, RU has informed the MBN that RU will voluntarily further reduce enrollments in the program starting with the quarterly cohort in January.

HCN Segment

For the three months ended September 30, 2022, the $0.2 million, or 1.5%, increase in revenue to $11.4 million in our HCN Segment was primarily attributable to an increase in total student enrollment of 3.7% during the three months ended September 30, 2022 compared to the same period in 2021, due primarily to the opening of the Akron campus in April 2021 and to IBN action to increase maximum enrollment at the Indianapolis campus, which effective for the 2022 calendar year can enroll up to 200 students per calendar year compared to 30 students in 2021. The HCN Segment loss from operations before interest and income taxes was $1.4 million during the three months ended September 30, 2022, compared to income from operations before interest and income taxes of $0.4 million in the same period in 2021, a decrease of $1.8 million, primarily due to increases in employee compensation costs as compared to the prior year period.

For the nine months ended September 30, 2022, the $0.9 million, or 2.8%, increase to approximately $34.4 million in revenue in our HCN Segment was primarily attributable to an increase in student enrollment. HCN total student enrollment increased 4.8% during the nine months ended September 30, 2022 compared to the same period in 2021. The HCN Segment loss from operations before interest and income taxes was $3.0 million during the nine months ended September 30, 2022, compared to income from operations before interest and income taxes of $1.3 million in the same period in 2021, a decrease of $4.4 million, primarily due to increases in employee compensation costs and advertising costs as compared to the prior year period.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $185.5 million and $149.6 million at September 30, 2022 and December 31, 2021, respectively, representing an increase of $35.9 million, or 24.0%. The increase in cash was due to an increase in net cash provided by operating activities, partially offset by increases in capital expenditures and payments of principal and interest on our debt obligations. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We anticipate that our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for our working capital needs, capital expenditures, lease commitments, and debt interest and principal obligations for at least the next 12 months and the foreseeable future. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Another significant source of revenue is derived from TA from the DoD and programs from the U.S. Department of Veterans Affairs, or the VA. Generally, these funds are received within 60 days of the start of the courses to which they relate.

In 2021, disruptions related to the Army’s transition to ArmyIgnitED, a new system for soldiers to use to request TA adversely impacted APUS’s ability to invoice the Army for Army registrations and adversely impacted accounts receivable balances and cash flow from operations. In 2022, prior to the Army’s upgrade from the initial version of ArmyIgnitED to ArmyIgnitED 2.0, we saw an improvement in Army’s processing of invoices and payments. During the nine months ended September 30, 2022, APUS received approximately $47.7 million in payments from the Army.

While the Army had established alternative processes for soldiers to seek reimbursement for out-of-pocket costs incurred as a result of the disruption and related processes for institutions, in July 2022, the Army ended the alternative process for institutions, meaning that students needed to retroactively seek and obtain TA directly through ArmyIgnitED, and the student process expired on August 26, 2022. Failure to submit a TA request for courses that would have been covered by the alternative process may result in no TA funding being provided. As a result of the previous alternative process for institutions, ArmyIgnitED does not currently reflect all courses previously taken by soldiers at APUS in the relevant period, and ArmyIgnitED therefore understates the amounts due to APUS. We are working with the Army to resolve these discrepancies.

During the third quarter, the Army transitioned from the initial version of ArmyIgnitED to ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices July 30, 2022 until August 29, 2022, which has impacted our ability to collect on our accounts receivable and caused our accounts receivable to increase. As of September 30, 2022, approximately $13.8 million, of which $6.3 million is older than 60 days from the course start date, was due from the Army. While we are taking efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable, bad debt, and cash flow, there can be no assurance that these efforts will be successful or ArmyIgnitED 2.0 will work as expected. Difficulties associated with the upgrade or transition to a new service provider, including the related data migration, could cause further disruption to soldiers’ ability to seek and obtain TA and to the Army’s processing of invoices and payments to APUS. See the section entitled “Risk Factors”.
Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, including as a result of insourcing of information technology functions and marketing services from Collegis, LLC, or Collegis, the maintenance or relocation of existing campuses at RU and HCN and GSUSA’s classroom and administrative facility, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may continue to be elevated or increase as we continue the integration of RU and GSUSA and continue to evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We also expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. For the three and nine months ended September 30, 2022, we incurred $0.3 million and $1.6 million, respectively, of acquisition-related expenses which are included in general and administrative expenses on the Consolidated Statements of Income.

RU currently relies on Collegis for a variety of outsourced information technology functions and marketing services under one contract for information technology functions and another for marketing services. In April 2022, we notified Collegis that we intended to permit both contracts to expire by their terms on September 30, 2024. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Approximately $6.5 million in transition related fees will be due to Collegis as specific transition obligations are completed, a portion of which is expected to be incurred in the fourth quarter of 2022 with the remainder expected to be incurred in the first quarter of 2023.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum value for marketing and information technology services over the remaining periods, excluding the transition-related fees in connection with the termination of the marketing services, are approximately $4.5 million and $18.1 million, respectively.

Additionally, we plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. We have already transitioned some services and continue work on the transition of marketing services. As we continue to develop our transition plans, at this time we are unable to predict the full costs of the transition, in which periods we will incur those costs, or the impact on our financial results, but the transition may cause us to incur significant costs, which could adversely affect our financial condition, results of operations, and cash flows.

On November 2, 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments. The reductions represent approximately 5.8% of our non-faculty workforce. We incurred an aggregate of approximately $3.1 million of pre-tax cash expenses associated with employee severance benefits, all of which we expect will be incurred in the fourth quarter of 2022. The reduction in force is expected to result in pre-tax labor and benefit savings in 2022 of approximately $2.3 million, and approximately $13.5 million on an annualized basis. These cost savings do not include expenses associated with employee severance benefits.

The headcount reductions reflect ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. There can be no assurance that we will be successful or recognize the benefits we anticipate. Furthermore, the savings anticipated in 2022 will be offset in the short-term by severance and other related costs, and over the long-term may be offset by increases to wages and salaries necessary to remain competitive.

Acquisition of Rasmussen University

In connection with the completion of the Rasmussen Acquisition, on the RU Closing Date, we entered into the Credit Agreement and, pursuant thereto, the Lenders provided us with (i) the $175.0 million Term Loan and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or together with the Term Loan, the Facilities. We paid a portion of the consideration for the Rasmussen Acquisition with proceeds from the Term Loan. For more information on the Facilities and their terms, please refer to “Note 8. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Quarterly Report.

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

Operating Activities

Net cash provided by operating activities was $52.2 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash from operating activities is primarily due to payments received from the Army and other changes in working capital due to the timing of receipts and payments. Cash flow from operations for the nine months ended September 30, 2021 was negatively impacted by the timing of the Rasmussen Acquisition. RU receives the majority of its cash receipts during the first month of each fiscal quarter while disbursements occur throughout the quarter. Pursuant to the terms of the Rasmussen Acquisition, the Seller in the transaction retained substantially all of the cash held by RU on the Closing Date. Accordingly, from the Closing Date through September 30, 2021, and continuing through mid-October when RU received its TPPPA, the majority of RU’s operations were funded by APEI. Accounts receivable at September 30, 2022, decreased approximately $8.5 million compared to December 31, 2021, primarily as a result of improvement in Army’s processing of invoices and payments to APUS. Accounts payable and accrued liabilities, and accrued compensation and benefits at September 30, 2022 were approximately $5.7 million higher than December 31, 2021, primarily due to the timing of payment processing.

Investing Activities

Net cash used in investing activities was $8.2 million and $331.3 million for the nine months ended September 30, 2022 and 2021, respectively. Investing activities for the nine months ended September 30, 2021 include the Rasmussen Acquisition. Capital expenditures of $10.9 million for the nine months September 30, 2022 were partially offset by net proceeds from the GSUSA Acquisition and the sale of real property of $2.0 million and $0.8 million, respectively. For the nine months ended September 30, 2021, capital expenditures were $5.8 million. The increase in capital expenditures in 2022 as compared to the 2021 period was primarily due to the inclusion of RU Segment capital expenditures of $6.9 million in the 2022 period.

Financing Activities

Net cash used in financing activities was $8.2 million for the nine months ended September 30, 2022, compared to $244.5 million of net cash provided by financing activities for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the cash used in financing activities was largely due to principal payments made on our debt borrowings. For the nine months ended September 30, 2021, the cash provided by financing activities was due to our underwritten public offering of common stock and the long-term debt issuance.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. For a summary of our contractual obligations, please refer to Item 7 of Part II of our Annual Report.

RU is a party to service contracts with a third party, Collegis, to provide marketing and information technology services. The agreements expire September 30, 2024. Notices of the non-renewal of the marketing and information technology services contracts were issued to Collegis in April 2022. On October 17, 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Approximately $6.5 million in transition related fees will be due to Collegis as specific transition obligations are completed, a portion of which is expected to be incurred in the fourth quarter of 2022 with the remainder expected to be incurred in the first quarter of 2023.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum value for marketing and information technology services over the remaining periods, excluding the transition-related fees in connection with the termination of the marketing services, are approximately $4.5 million and $18.1 million, respectively.

Additionally, we plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. We have already transitioned some services and continue work on the transition of marketing services.

In connection with the GSUSA Acquisition, we assumed an operating lease obligation in the aggregate amount of $50.0 million over 15 years for GSUSA’s Washington, D.C., headquarters facility. For more information on the timing and amount of our future lease obligations, please refer to “Note 5. Leases” included in the Notes to the Consolidated Financial Statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2022. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in LIBOR on our variable rate indebtedness, we would incur an incremental $1.7 million in interest expense per year, excluding any offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The interest rate cap agreement provides us with interest rate protection in the event the three month LIBOR rate increases above 2% and has a January 2025 termination date. As of September 30, 2022, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2022. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

On September 1, 2021, we completed the Rasmussen Acquisition. Please refer to “Note 3. Acquisition Activity” included in the Notes to the Consolidated Financial Statements in this Quarterly Report for more information on this acquisition. In accordance with SEC guidance, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. As noted under Item 9A, Controls and Procedures, contained in our Annual Report, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting as of December 31, 2021 did not include the internal controls of RU. Management is continuing to integrate the acquired operations of RU into our overall financial reporting process, and as a result of these integration activities, certain controls will be evaluated and may be changed. Based on SEC guidance, management also did not assess the effectiveness of internal control over financial reporting of GSUSA.

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

In March 2022, ED completed negotiated rulemaking processes intended to develop regulations related to Title IV participation. Topics addressed included modifications to the 90/10 Rule, gainful employment requirements, public service student loan forgiveness programs, BDTR, mandatory pre-dispute arbitration, prohibition of class-action lawsuits, closed school discharges, ability to benefit provisions, certification procedures for participation in Title IV programs, change in ownership and change in control rules and procedures, financial responsibility standards, and standards of administrative capability, among others. In October, 2022, ED announced final regulations relating to the 90/10 Rule, BDTR, arbitration proceedings, closed school discharges, and change in ownership and change in control rules, as well as the public service loan forgiveness program, interest capitalization, total and permanent disability discharges, and false certification of a student’s eligibility for Title IV loans. However, the negotiated rulemaking committees did not reach consensus on most of the draft regulations that they addressed, which means ED is not bound to use language developed during the negotiated rulemaking process for those regulations, and we cannot predict the nature or final form of any regulations not yet adopted by ED. We cannot ascertain whether final regulations yet to be adopted by ED regulations could harm our business or materially and adversely affect our financial conditions and results of operations.

The HEA requires all for-profit education institutions to comply with the 90/10 Rule. In March 2021, the American Rescue Plan Act of 2021, or ARPA, was enacted and modified the 90/10 Rule to require that a for-profit institution derive not less than 10% of its revenue from sources other than “federal education assistance funds”. The final regulations announced in October 2022 relating to the 90/10 Rule provide that for fiscal years beginning on or after January 1, 2023, federal funds used to calculate the revenue percentage will include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. Under the final regulations, ED will identify in a future Federal Register notice the federal agencies to which the provision applies, as well as the “other educational assistance funds” provided by that agency, with updates published as needed. In connection with its announcement of the final regulations, ED confirmed that the 90/10 Rule would no longer permit institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, we expect that TA and VA benefits will be included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages will increase, particularly at APUS. Inclusion of TA in the 90/10 calculation could also cause other educational institutions to decrease their focus on serving military-affiliated students using TA benefits, and while that could have a positive impact on our enrollments from those students, it could also have an adverse impact on our ability to meet the requirements of the 90/10 Rule. The final regulations also include other requirements, including: institutions must request and disburse Title IV funds before the end of the fiscal year (or, for institutions operating under the reimbursement method or the heightened cash monitoring method, make disbursements by the end of the fiscal year and report the funds in the “90%” side of the ratio for that fiscal year); institutions are restricted in when and how they can count institutional loans and alternative financing arrangements as non-federal revenue; institutions may, under certain circumstances, include non-federal revenue from non-Title IV programs in their 90/10 calculation; and institutions must notify ED and students in a timely manner if they fail the 90/10 Rule. These changes, and any resulting actions we take to adjust the operations of our institutions to comply with the 90/10 Rule, could have a material adverse impact on the financial condition and operations of our institutions.

The final BDTR regulations generally create a single standard and streamlined process for relief that would apply to all future and pending BDTR claims as of July 1, 2023 instead of standards varying based on the date of the borrower’s first loan disbursement; provide that substantial misrepresentation, substantial omission of fact, breach of contract, aggressive and deceptive recruitment, or judgments or final secretarial actions could lead to borrower defense discharges; establish a rebuttable presumption of detriment warranting relief for borrowers who attended a closed school alleged to have engaged in such misconduct; establish a reconsideration process for borrowers whose claims are not approved for a full discharge; and create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims, as well as provide a clear timeline for adjudication of group and individual claims. The proposed regulations permit ED to hold colleges accountable for the cost of discharges, including establishing a recoupment process separate from the approval of BDTR claims and under regulatory standards in place at the time the loans were issued. In addition, the proposed regulations would prohibit institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. With respect to closed school discharges, ED described that the proposed regulations would provide automatic discharges to any borrower who was enrolled within 180 days prior to a school’s closure and who did not complete their education at the school or through an approved teach-out agreement at another school within one year after the closure of their original school (or for borrowers who started but did not complete a program at another school, one year after their last date of attendance at that school). For closed school discharges, the final regulations define “school” to include a school’s main campus or any location or branch of the main campus, regardless of whether the school or its location or branch is considered Title IV eligible. When an additional location closes, ED will treat that additional location as a closed school for the purposes of a closed school discharge, regardless of whether the main campus stays open, and eligibility for the discharge applies only to that location. The final regulations shorten the period for automatic discharge so that borrowers are less likely to default on their loans after a closure of their school.

The final regulations announced in October 2022 relating to change in ownership and change in control rules and procedures increase the ownership interest threshold from 25 percent to 50 percent for a change in ownership that results in a change in control automatically triggering ED’s approval process, and also provide that ED’s approval process may apply when a change in control occurs despite not meeting the 50 percent threshold. The final regulations also require institutions to notify ED and students of a planned change in ownership that results in a change in control at least 90 days in advance. In addition, the final regulations impose reporting obligations on institutions for changes in ownership that do not result in a change in control, lowering the threshold for reporting such changes from 25 percent to 5 percent ownership interest. The final regulations also: require additional financial protection (i.e., letters of credit) when a new owner is lacking financial statements or as ED determines necessary; and eliminate the existing requirement that ED continue an institution’s participation with the same terms and conditions in their Title IV agreement as prior to the transaction. In addition, the final regulations define “main campus” and modify the definitions of “additional location” and “branch campus” to clarify that a location must be within the same “ownership structure” of the institution. These changes may affect our acquisition and growth strategies. Any resulting actions we take to adjust our operations could have an adverse impact on the financial condition and operations of our institutions.

The negotiated rulemaking committee focused on draft gainful employment regulations did not reach consensus. However, in connection with the negotiated rulemaking process, ED released information rates data that it calculated for the two metrics that ED is contemplating using for purposes of determining Title IV eligibility of gainful employment programs. Those two metrics are referred to as the debt-to-earnings rates (which involve two rates, namely the discretionary earnings rate and the annual earnings rate) and the earnings threshold measure. In a memorandum accompanying the informational rates and ED’s assessments of whether programs would fail on either of the proposed measures based on those rates, ED explained that the methodology it used to produce this data differed from ED’s proposed methodology from the negotiated rulemaking sessions, that any final regulation’s methodology may change, and that the outcomes depicted in the informational rates for particular programs may differ from those generated by a future gainful employment rule. ED also made certain assumptions that may not prove to be accurate. Out of the 30 RU programs, 47 APUS programs, and three HCN programs that ED assessed in the informational rates for which gainful employment data was available and subject to the qualifications set forth in ED’s related memorandum, eight RU programs and three APUS programs failed one or both measures. At this time, the outcome of any future gainful employment rulemaking is uncertain and it is difficult to predict whether our institutions’ programs will satisfy any future gainful employment metrics, including whether any programs identified as failing in the informational rates will in fact fail or whether other programs will fail or pass. The failure of any of our institutions’ programs to meet the required metrics could adversely impact those institutions and programs. ED’s Spring 2022 Agency Rule List indicates a target date of April 2023 for publication of the gainful employment proposed regulations, which would mean any changes would be effective no earlier than July 1, 2024.

ED’s Spring 2022 Agency Rule List also indicated a target date of April 2023 for publication of proposed regulations relating to ability to benefit, financial responsibility, administrative capability, and certification procedures.

Failure to improve certain of our programs’ NCLEX pass rates and to more generally satisfy NCLEX requirements could reduce our enrollments and revenue, lead to adverse actions taken by state boards of nursing, and limit our ability to offer educational programs.

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

In addition, RU’s ADN Programs in Bloomington, Minnesota, in Illinois, and in Kansas each experienced 2021 first-time NCLEX pass rates below the applicable state threshold. This was the third consecutive year of below threshold pass rates for the Bloomington program and the second consecutive year for the Illinois and Kansas programs. As a result of the

Bloomington program’s pass rates, the Minnesota Board of Nursing, or MBN, conducted a survey of the program and found that RU had not complied with certain MBN rules. In August 2022, RU entered into a stipulation and consent stemming from the survey findings that requires the program to comply with the established first-time NCLEX pass rate by the end of 2023, maintain a specified student to faculty ratio in 2023, comply with MBN rules and provide the MBN with quarterly status reports in 2023, with a potential penalty for non-compliance up to and including withdrawal of approval of the program. By limiting the student to faculty ratio, the order constrains our ability to enroll students based on our ability to attract and retain qualified faculty. RU has implemented a variety of measures in an effort to improve student performance and raise NCLEX scores, including taking action prior to entrance of the order to voluntarily reduce enrollment in the Bloomington, Minnesota ADN Program. In addition, based on the first-time NCLEX pass rate in the Bloomington ADN Program in the third quarter of 2022, RU has informed the MBN that RU will voluntarily further reduce enrollments in the program starting with the quarterly cohort in January. There can be no assurance that these efforts will improve NCLEX scores above the applicable threshold if at all or that the program will be found to be in full compliance with the terms of the order. In addition, as a result of the order, the Minnesota Office of Higher Education, or MOHE, has informed RU of certain expectations it has with respect to the ADN Program, including that RU must identify a clinical site for each student that is no more than 50 miles from the student’s home and must establish pathways for students to continue their education at a non-RU campus if the ADN Program loses MBN approval. Furthermore, RU must provide certain information to MOHE, including information regarding clinical sites, faculty, students, NCLEX scores, marketing material, and disclosures to students about their ability to receive a refund if the ADN program loses MBN approval and the student elects not to complete the program through a teach-out. The order and MOHE’s related scrutiny could have an adverse impact on our reputation and ability to enroll students and MOHE could choose to withdraw RU’s licensure to continue the Bloomington ADN Program, and any failure to comply with the order or MOHE’s requests or any further adverse action by MOHE could have an adverse impact on our ability to continue the Bloomington ADN Program, any of which would have an adverse effect on our results of operations, cash flows, and financial condition.

In February 2022, the Illinois ADN Program was placed on probationary status by the Illinois Department of Financial and Professional Regulation, or IDFPR, as a result of which RU is required to temporarily reduce enrollment in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. If after two years the pass rate does not satisfy the required standard, the program will be reevaluated by the IDFPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. An Illinois statute also requires nursing programs to achieve accreditation by the end of 2022 in order to meet state approval requirements. Although IDFPR has indicated that candidacy status satisfies this requirement, IDFPR could change its position. The Illinois ADN program has been in candidacy status for initial accreditation with the Accreditation Commission for Education in Nursing, or ACEN, since July 2020. ACEN will not grant accreditation to a program on probationary status with IDFPR. The current candidacy is set to expire in July 2024, and RU cannot be assured of being off of probation with IDFPR at that time. If the program is not granted ACEN accreditation by July 2024, RU intends to request from IDFPR an extension to achieve accreditation through July 2025. However, there is no guarantee that IDFPR will grant an extension. If RU is not able to obtain accreditation by or remain in candidacy status after July 2024, and IDFPR does not grant an extension of the timeline to obtain accreditation, RU may have to close its Illinois ADN Program.

In October 2022, ACEN granted certain RU nursing programs continued accreditation with conditions. Specifically, RU’s ADN program in Overland Park, Kansas, and RU’s ADN and PN programs in Moorhead, Minnesota, experienced first-time NCLEX pass rates below ACEN’s required threshold. For the two Moorhead, Minnesota programs, ACEN also identified evidence of noncompliance with respect to analysis and use of assessment data in program decision-making. The ADN programs have two years, and the PN program has 18 months, to demonstrate compliance with all criteria related to the standard for which the programs were found to be in noncompliance. If compliance is not achieved by the end of the monitoring period, ACEN may determine to deny continuing accreditation absent good cause, which would likely make it more difficult to enroll students in these programs. ACEN accreditation, or accreditation or candidacy status with another national nursing accrediting body, is required under MBN nursing program approval rules. If ACEN denies continuing accreditation and RU is unable to obtain accreditation or candidacy status with another national nursing accrediting body, RU would likely have to close the affected Minnesota programs.

Any voluntary, required, or other reduction in enrollment will have an adverse impact on our revenue. If RU and HCN are unable to improve NCLEX first-time scores over time in relevant locations, this situation could have an adverse impact on our ability to enroll students and eventually our ability to continue the ADN Programs, either of which would have an adverse effect on our results of operations, cash flows, and financial condition.

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

Our student registrations and revenue have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition to new systems for soldiers to request tuition assistance.

Army service members participating in TA programs constituted approximately 16% of APUS’s adjusted net course registrations for 2021. APUS relies on the ability of the Army, and the other branches of the Armed Forces, to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army in 2021 transitioned from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, for soldiers to use to request TA. This transition was beset by delays and disruption of the Army’s TA programs. In connection with the transition, we experienced challenges related to system performance, process changes and software defects, and there was an adverse impact on registrations and revenue for the second and third quarters of 2021. Soldiers could continue to directly register for courses with the expectation TA could be retroactively applied for, and the Army created a process for soldiers to seek reimbursement for out-of-pocket costs incurred as a result of this disruption and related processes for institutions. However, in July 2022, the Army ended the process for institutions, meaning that students needed to retroactively seek and obtain TA directly through ArmyIgnitED, and the student process expired on August 26, 2022. Failure to submit a TA request by that date for courses that would have been covered by this process resulted in no TA funding being provided. As a result of the previous alternative process for institutions, ArmyIgnitED does not currently reflect all courses previously taken by soldiers at APUS in the relevant period, and ArmyIgnitED therefore understates the amounts due to APUS. Our efforts to work with the Army to resolve these discrepancies may be unsuccessful. As a result of the requirement to retroactively seek TA and the expiration of related processes, it is possible that we could incur bad debt expense if soldiers who expected to receive TA do not receive it and do not otherwise pay the tuition for their courses. The disruption to the Army’s systems also adversely impacted APUS’s ability to invoice the Army for Army registrations and has adversely impacted accounts receivable. While we have seen improvement in Army’s processing of invoices and payments to APUS during recent periods, this improvement may not continue, and we cannot predict when this disruption will be resolved with the Army’s systems fully operational or the timing of expected cash receipts from the Army. Furthermore, if payments from the Army that would otherwise have been expected in 2022 are delayed into 2023, that could cause APUS’s 90/10 Rule percentage to increase and have an adverse impact on its ability to meet the requirements of the 90/10 Rule.

During the third quarter of 2022, the Army transitioned from the initial version of ArmyIgnitED to an upgraded ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices from July 30, 2022 until August 29, 2022, which impacted our ability to collect on our accounts receivable and caused our accounts receivable to increase and, as a result, may cause our bad debt expense to increase. As of September 30, 2022, approximately $13.8 million, of which $6.3 million is older than 60 days from the course start date, was due from the

Army due to the disruption caused by the transition to ArmyIgnitED. There can be no assurance that our efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable, bad debt, and cash flow or that ArmyIgnitED 2.0 will work as expected. Difficulties associated with this or any further upgrade or transition to a new service provider, including the related data migration, could cause further disruption to soldiers’ ability to seek and obtain TA and to the Army’s processing of invoices and payments to APUS. We could experience similar challenges with any other system transitions undertaken by other branches of the DoD or the government. For example, VA has announced that it plans in 2023 to upgrade systems used for veteran education benefits, and we have no assurance that this upgrade will not disrupt veteran access to those benefits and our ability to collect on related accounts receivable. The inability of soldiers to participate in TA programs, or of veterans to access VA education benefit programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition, particularly because soldiers make up the largest group of TA participants at APUS.

Our ongoing transition away from Collegis for currently outsourced RU information technology and marketing functions may not be timely, efficient, or cost-effective, or may pose other operational challenges.

RU currently relies on Collegis for a variety of outsourced information technology functions, including data center, learning management system, user support, and network and voice services, and for marketing services under one contract for information technology and another for marketing services. In April 2022, we notified Collegis that we intended to permit the contracts to expire by their terms on September 30, 2024. Subsequently, in October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023. These developments with Collegis could have adverse impacts on our ongoing relationship with Collegis or the level of service that it provides. We plan to transition all of the services currently outsourced to Collegis back to our operations or to one or more other third-party vendors by September 30, 2024. We have transitioned some services and continue work on the transition of certain marketing services. As we continue to develop our transition plans, at this time, we are unable to predict the full costs of the transition, in which periods we will incur those costs, or the impact on our financial results. However, the transition will cause us to incur significant time and expense, may not be timely, efficient, or cost-effective, or may otherwise be difficult to implement or pose operational challenges, any of which could adversely affect our business, financial condition, results of operations, and cash flows. This transition will require the efforts of multiple parties, including third-party vendors, and we cannot be assured that the level of cooperation among the parties will not create added challenges. In addition, there is no assurance that any contracts with third parties that replace Collegis for any of these services will be on terms that are favorable to us.

If we are unable to attract, retain, and develop skilled personnel and management, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

We must attract, retain, and develop diverse and highly qualified faculty, management, administrators, and other skilled personnel to our institutions. As we continue to grow our business, make acquisitions, and expand our geographic scope, we need to ensure effective succession for key executive and employee roles in order to meet the growth, development, and profitability goals of our business. Hiring competition is intense, especially for faculty in specialized areas and qualified executives. As the COVID-19 pandemic abates, there continues to be a shortage in access to nursing faculty, which impacts our ability to recruit and retain qualified nursing faculty at RU and HCN. We also believe that current job market dynamics, including low unemployment, have further increased the challenge of hiring and employee retention. Overall, turnover of our employees across the company during the first three quarters of 2022 was approximately 1.6% higher than turnover in 2021, and turnover in 2021 was approximately 6% to 10% higher than in 2020, depending on segment. Although we have taken additional steps to retain our current faculty and source and recruit talent, there can be no assurance that our efforts will be successful.

In parts of the country where RU operates, the challenge with recruiting qualified faculty has been particularly difficult, and in 2022 our faculty to student ratio has increased, which contributed to RU voluntarily reducing enrollments in certain markets in order to focus on student satisfaction and success, including in an effort to improve our NCLEX scores. Specifically, enrollment in Rasmussen’s Bloomington, MN ADN program was reduced 30.1% for the 2022 summer quarter and 43.3% for the fall quarter, each as compared to the prior year period, in order to accommodate a specified faculty to student ratio. RU’s August 2022 stipulation and consent with MBN requires the ADN program to maintain this specified faculty to student ratio through 2023.

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

ED has conducted and may in the future conduct compliance reviews of our institutions, which could disrupt our institutions’ operations and adversely affect their performance.

ED regularly conducts program reviews of educational institutions that are participating in Title IV programs. RU is currently subject to an ongoing Title IV program review, and ED recently completed a program review of HCN.

In September 2022, RU received a program review report from ED with respect to the previously disclosed open program review for the 2015-2016 and 2016-2017 award years. ED asserted 14 findings of noncompliance with Title IV rules, including rules related to Title IV administration, policies, and consumer information and reporting requirements, and the federal work study, Pell Grant, and Federal Supplemental Educational Opportunity Grant programs. The program review requires RU to do a review in connection with the federal work study finding, prepare policies and procedures, return small amounts of funds to two students, provide training, and take other actions in connection with the findings, and to provide a response, which RU plans to timely provide. ED will review the response and then issue a final program review determination specifying any liabilities. At this time, we cannot predict the outcome of the RU program review, when it will be completed, or whether ED will place any liability or other limitations on RU as a result of the review.

If the results of compliance reviews are unfavorable to us, our institutions may be subject to liability or other requirements or limitations. Even if our institutions adequately address issues raised by an agency review, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews.

In July 2022, HCN received from ED the final program review determination from a review that had been pending since June 2017, and in September 2022 ED notified HCN that it had closed the program review and no further action was required. The review included findings of a failure to prorate fees, return of Title IV funds calculations that were not properly computed, untimely and inaccurate reporting to the National Student Loan Data System, incomplete verification, and cost of attendance formulation deficiencies. HCN was required to do a full file review in connection with the return of Title IV funds finding, to have the review tested by an independent auditor, and to prepare policies and procedures and take other actions in connection with the findings. Total liabilities were approximately $12,000.

We may not achieve the anticipated benefits of our cost savings efforts, including our recent reduction in force, and any savings may be offset by increased costs in other areas.

On November 2, 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments. The reduction in force is expected to result in pre-tax labor and benefit savings in 2022 of approximately $2.3 million, and approximately $13.5 million on an annualized basis. The headcount reductions reflect ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. There can be no assurance that we will be successful or recognize the benefits we anticipate. Furthermore, some of the savings anticipated in 2022 will be offset in the short-term by severance and other related costs, and over the long-term may be offset by increases to wages and salaries necessary to remain competitive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended September 30, 2022, we did not repurchase any shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2022	—	—	—	565,604	8,396,734
July 1, 2022 - July 31, 2022	—	—	—	582,378	8,396,734
August 1, 2022 - August 31, 2022	—	—	—	619,922	8,396,734
September 1, 2022 - September 30, 2022	—	—	—	619,922	8,396,734
Total	—	$—	—	619,922	$8,396,734

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

(2)On May 2, 2019, our Board authorized the repurchase of up to $35.0 million of our common stock, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend, or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans.

(3)During the three month period ended September 30, 2022, we were deemed to have repurchased 8,257 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    The Company and Dr. Vernon Smith determined on October 20, 2022 that Dr. Smith would be stepping down from his role as Senior Vice President and Provost of APUS, effective November 4, 2022. Dr. Smith will receive severance benefits under the terms of our Executive Severance Plan consistent with the provisions for a termination of Dr. Smith’s employment without cause or by Dr. Smith for good reason. A copy of the Executive Severance Plan is filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2017.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	November 8, 2022
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 8, 2022
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)