Form 10-K
period 2022-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2023-03-14
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the price at which the common stock was last sold on the Nasdaq Global Select Market on that date, was approximately $302 million.

The total number of shares of common stock outstanding as of March 10, 2023, was 19,030,770.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2022 fiscal year) are incorporated by reference into Part III of this Annual Report.

AMERICAN PUBLIC EDUCATION, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•changes in and our ability to comply with the extensive regulatory framework applicable to our industry, as well as state law and regulations and accrediting agency requirements, and the expected impacts of any non-compliance;
•our ability to manage, grow, and diversify our business and execute our business initiatives and strategy;
•our cash needs and expectations regarding cash flow from operations, including the impacts of our debt service and the dividend payments that are required to be paid on our Series A Senior Preferred Stock;
•our ability to undertake initiatives to improve the learning experience, attract students who are likely to persist, and improve student outcomes;
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
•future impacts of the COVID-19 pandemic; and
•our financial performance generally.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us, and are not guarantees of future results. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Risks and uncertainties involved in the forward-looking statements include, among others, the factors set forth below in “Summary of Risk Factors”.

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Annual Report, including in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements.

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

Risks Related to Attracting and Retaining Students

•Our success and financial performance depend on the effectiveness of our ability to attract students who persist in our institutions’ programs. If we are unable to effectively market our programs or expand into new markets, our results of operations would be negatively affected.

•Our student registrations, revenue, and cash flow have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition to new systems for soldiers to request DoD tuition assistance, or TA.

•Enrollments and course registrations by active-duty service members may be adversely affected by factors not directly related to education programs, including changes in military activity and budgets.

•DoD’s Memoranda of Understanding, or MOUs, impose extensive regulatory requirements with respect to participation in DoD TA programs, and our revenue and number of students would decrease if we are no longer able to receive funds under DoD TA programs or if TA changes.

•Changes our institutions may make to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed may adversely affect enrollment and profitability.

•If our institutions are unable to successfully adjust to future market demands, our performance may be impaired.

•Continued strong competition in the postsecondary education market, including the military and nursing education markets and from non-traditional offerings, could decrease our market share and increase our cost of acquiring students.

Risks Related to the Regulation of Our Industry

•If we or our institutions fail to comply with the regulatory requirements for the operation of postsecondary education institutions or to maintain institutional accreditation, we could face a decline in student enrollment, penalties, and significant restrictions on operations, including loss of the ability to participate in DoD TA programs, Title IV programs, Department of Veterans Affairs benefits, and of access to federal student loans and grants.

•Recent Department of Education negotiated rulemakings could result in regulations that materially and adversely affect our business.

•The failure to meet applicable NCLEX pass rates and other NCLEX standards could reduce our enrollments, revenue, and cash flow, lead to adverse actions by state boards of nursing, and limit our ability to offer or force us to close educational programs.

•The inability of our institutions’ graduates to obtain outcomes in their chosen fields of study could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

•A failure of Hondros College of Nursing, or HCN, to satisfy accreditation standards could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, results of operations, and cash flows.

•If one of our institutions does not comply with the “90/10 Rule”, it will lose eligibility to participate in federal student financial aid programs.

Risks Related to Our Business

•Economic and market conditions in the United States and abroad and changes in interest rates could affect our enrollments, success with placement and persistence and cohort default rates.

•Our business could be harmed if we experience a disruption in the ability to process Title IV financial aid.

•Business combinations and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention, and we may not realize the expected benefits of any consummated combinations or acquisitions.

•Efforts to diversify our business model may provide strategic and operational challenges that we are not prepared or able to address.

•We have implemented a shared services model for services to our institutions, and challenges encountered due to the ongoing operation and expansion of this model could cause strategic or operational challenges.

•We have incurred substantial indebtedness, the cost of servicing that debt could adversely affect our business and financial results, and we may not be able in the future to service that debt.

•Our Series A Senior Preferred Stock provides rights, preferences, and privileges that are not held by our common stockholders, and is senior to our common stock.

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

Risks Related to Our Technology Infrastructure

•Our ongoing transition away from Collegis, LLC for outsourced Rasmussen University information technology and marketing functions may not be timely, efficient, or cost-effective, or may pose other operational challenges.

•We need to continue to expend time, money, and resources into our institutions’ information technology, which could adversely affect our systems, controls, and operating efficiency, and those of our institutions.

•Significant information technology system disruptions could negatively impact our ability to generate revenue and could damage our reputation, limiting our ability to attract and retain students.

•Data security breaches and cyber-attacks could compromise sensitive information and cause system disruptions and significant damage to our business and reputation.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
American Public Education, or APEI, provides online and campus-based postsecondary education and career learning to approximately 107,100 students through four subsidiary institutions. Our institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society and to offer opportunities to advance students in their current professions or to help them prepare for their next career.

Our Vision and Mission

Our vision is for education that transforms lives, advances careers, and improves communities. Our mission is to provide inclusive, high-quality and relevant education that empowers learners to achieve their ambitions and be of service to their communities while realizing return on their education investment. Our institutions of advanced learning are purpose-built to prepare service-minded students for employment, careers, and leadership in a diverse and changing world. We are the number one educator of active-duty military and of veterans, operate the nation’s largest pre-licensure nursing platform focused on a Diploma in Practical Nursing, or PN degree, and an Associate Degree in Nursing, or ADN degree, and operate one of the largest providers of training to the federal government and public workforce.

Our Institutions

We have four subsidiary institutions: American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA.

American Public University System

APUS provides online postsecondary education to approximately 88,900 adult learners. APUS traces its roots to American Military University, or AMU, which was founded in 1991 as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. APUS has broadened its focus to include other military communities, veterans, and public service and public service-minded communities, with a focus on educating those who serve, and has two components: AMU, which is focused on educating students from the military, national security, military-affiliated and service communities, like police, firefighters, emergency personnel, and government employees, and American Public University, or APU, which is focused on educating career-focused working adults with an emphasis on educating professionals working in service-related communities, including nursing, public health, public administration, and business administration. Today, a majority of APUS students are undergraduate-level students in addition to its graduate and certificate students.

APUS is exclusively an online institution of higher learning, designed to meet the needs of the military, military-affiliated, public service, and working adult students. Many of these students serve in positions requiring extended and irregular work schedules, are on call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, and often must balance family and work demands. Although APUS’s focus has broadened since its founding, it continues to have an emphasis on its relationship with the military community. As of December 31, 2022, approximately 65% of APUS’s students self-reported that they served in the military on active-duty at the time of initial enrollment, and approximately 11% of APUS’s students self-reported that they are a military veteran. The remainder of APUS’s students are other military or military-affiliated professionals (such as reservists or National Guard members), public service professionals (such as law enforcement personnel or other first responders), and other non-military students (such as working adult students and military spouses).

APUS is institutionally accredited by The Higher Learning Commission, or HLC, a regional accrediting agency recognized by the U.S. Department of Education, or ED, with an Open Pathway designation, which affords institutions greater opportunity to pursue institutional improvement projects than the alternative Standard Pathway designation. Most other higher education institutions accept APUS’s courses for transfer credit as a result of this accreditation.

Rasmussen University

RU provides nursing- and health sciences-focused postsecondary education to over 15,600 students at its 22 campuses in six states and online. At the beginning of its 123-year history, RU focused on educating business students to prepare them for practical careers in bookkeeping, secretarial services, and accounting. RU’s foundation of education that transforms lives created an inclusive institution built to serve those not typically served by traditional higher education. While RU continues to offer programs across a broad range of study including business, technology, and education, it launched its focus on healthcare education in 2006, and today offers a comprehensive “ladder” of nursing degrees, including pre-licensure PN and ADN degrees, post-licensure Bachelor of Science in Nursing, or BSN and RN to BSN degrees, Master of Science degrees in Nursing, Specialties and Nurse Practitioner, and a Doctorate of Nurse Practice.

RU is committed to innovation in program delivery. For example, RU offers competency-based education, or CBE, helping to advance this learning approach where students learn by doing, manage their pace, and stay connected with faculty and peers. Additionally, virtually every nursing program at RU incorporates online content alongside lab and clinical or classroom components. As of December 31, 2022, approximately 7,600 students are pursuing nursing degrees at RU, over 90% of whom are enrolled in RU’s pre-licensure nursing degree programs, and approximately 8,000 students are enrolled in non-nursing programs.

RU is institutionally accredited by HLC with an Open Pathway designation and all of RU’s Nursing programs are programmatically accredited by specialty nursing accrediting bodies. As with APUS, most other higher education institutions accept RU’s courses for transfer credit as a result of RU’s HLC accreditation.

APEI acquired RU on September 1, 2021, which we refer to as the Rasmussen Acquisition, adding what we believe is an attractive portfolio of programs to APEI, with a strong alignment around mission and culture.

Hondros College of Nursing

HCN provides nursing education to approximately 2,600 students across eight campuses in three contiguous Midwestern states with six campuses in Ohio, one campus in Indianapolis, Indiana, and one campus in suburban Detroit, Michigan, that opened in October 2022. HCN offers pre-licensure nursing programs that are designed to prepare individuals for productive careers through both a PN Degree and an ADN Degree, and two Direct Entry ADN Degree options that offer an accelerated graduation pathway for students who meet certain transfer, academic, and entrance exam requirements.

HCN’s students principally receive on-campus instruction at one of HCN’s campuses and offer certain courses in a virtual setting for those that prefer remote course learning. For the fiscal year ended December 31, 2022, approximately 60% of HCN students were enrolled in the PN program, while 40% were enrolled in the ADN program.

HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES, a national accrediting agency recognized by ED. HCN’s PN program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA.

Graduate School USA

GSUSA, based in Washington, DC, is one of the largest providers of career learning to the federal government and public employee workforce. We acquired substantially all of the assets of GSUSA on January 1, 2022, advancing our focus on delivering training that provides students with pathways to employment and career advancement. GSUSA provides contract training to more than 100 federal government agency customers and through direct enrollment by federal, state, and municipal government employees, contractors, and non-government employees.

GSUSA provides career learning both in-person at its headquarters facility in Washington, D.C. and at customer sites, as well as online. GSUSA offers a catalog of more than 300 courses specializing in foundational and continuing professional development, as well as leadership training and practice management through its Center for Leadership and Management and Government Audit Training Institute. GSUSA trained over 25,000 individuals in 2022.

GSUSA is accredited by the Accrediting Council for Continuing Education and Training, or ACCET.

Our Segments

We have three reportable segments: the APUS Segment; the RU Segment; and the HCN Segment. Unallocated corporate activity, eliminations, and GSUSA’s results are included in “Corporate and Other” in the Consolidated Financial Statements. Financial information regarding each of our reportable segments is reported and discussed in this Annual Report in the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following information for our segments is as of December 31, 2022.

2022 Developments and Future Financial Objectives

Acquisition Activity

We acquired GSUSA on January 1, 2022, advancing our focus on career learning that provides pathways to employment and career advancement, and began repositioning GSUSA and focusing it on a return to growth. During 2022, we also continued work to integrate RU, which we acquired on September 1, 2021, including through certain restructuring activities.

Campus Expansions and Relocations

In October 2022, HCN opened a new campus in suburban Detroit. The campus is now enrolling PN students from the Detroit area. Additionally, effective in 2022, the Indiana State Board of Nursing approved an increase in the maximum enrollment at its Indianapolis campus to 200 students per calendar year as compared to 30 in 2021. In July 2022, RU opened a consolidated RU Hennepin/Anoka campus in Minnesota by merging two existing campuses and relocating to a new space. The campus offers over 55 career-focused programs across seven areas of study.

Insourcing of Marketing and Information Technology

RU has historically outsourced the vast majority of its information technology functions and marketing services through two contracts, one for each of marketing and information technology, with Collegis, LLC, or Collegis. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023. Outsourced information technology services under the Collegis information technology contract will continue through September 2024, when we intend to allow the contract to expire. We have completed the transition of RU marketing in-house to our centralized marketing team and plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors.

Executive Leadership Changes

We made several changes and additions to our executive leadership team in 2022 with strategic hires aimed at bolstering our ability to deliver improved student experience and outcomes, accelerating growth and transformation, building human capital capabilities, and moving both APUS and RU into the future. New members of executive leadership team include a new Executive Vice President and Chief Experience Officer, a new Executive Vice President and Chief Information Officer, a new Senior Vice President and Chief Human Resources Officer, a new President of APUS, a new Acting President of RU, and a new Acting President for GSUSA. In addition, in January 2023, we announced a new President of GSUSA. Please refer to “Our Institutions and Our Operations – Information About our Executive Officers” below for additional information about our executive officers serving as of the date of this Annual Report.

Financial Highlights

On December 28, 2022, we issued $40.0 million of Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing holders of our common stock.

In December 2022, we made prepayments totaling $65.0 million on our senior secured term loan facility, or the Term Loan. As a result of this prepayment, we will not be required to make any quarterly principal payments until payment of the outstanding principal amount at maturity in September 2027.

Financial Objectives

We strive to build on the momentum created by our actions and achievements in fiscal 2022 and to continue to execute on our strategic plan. Specifically, we are focused broadly on (i) achieving public market scale by growing the revenue of our enterprise organically and inorganically and (ii) delivering improved enterprise-wide operating margins.
Our Market and Competition

Market Characteristics

The overall U.S. postsecondary education market is large, with approximately 4,500 institutions of higher learning, diverse in its business models, and fragmented such that no one institution has a significant market share. Most postsecondary institutions, including for-profit postsecondary institutions, regardless of where they are located, how they are organized, or who they serve, face challenges, including:

•demand for relevance and return on investment, as they must prepare students with relevant skills to work in new and rapidly changing industries, respond to technological change, and support employers in efforts to optimize and advance their workforce;
•focus on quality and affordability, including via questions from potential students, lawmakers, the media, and others about the quality and cost of postsecondary education and the impact of poor quality and high costs;
•changes in consumer demands as prospective students look to unbundle their education and pursue credentials outside of degrees;
•a continually changing regulatory environment;
•the prospect of enrollment declines, with overall fall 2022 enrollment down 0.7 percent as compared to fall 2021 and significantly below 2019 levels; and
•rapid technological transformation, including through increasing demand for online offerings and the utilization of technology to enhance student learning.

Competition

In addition to the characteristics outlined above, the U.S. postsecondary education market is characterized by intense competition. Competitive factors include, among other things:

•the quality of the academic program and alignment to high growth jobs;
•affordability;
•breadth of degree offerings;
•flexibility in delivery models;
•frequency of course or program starts;

•faculty experience;
•level of support for student success;
•career counseling and placement services;
•reputation;
•effectiveness in attracting college-ready students; and
•compliance track record.

Institutions Serving Military Students

APUS has focused on serving the military community since its founding, and the community continues to be a primary source of APUS students. Approximately 2,500 institutions serve military students through participation in Department of Defense, or DoD, tuition assistance programs, or TA, including APUS. APUS’s primary competitors for military students are other institutions offering online instruction and colleges and universities offering on-campus instruction near military installations.

We believe that APUS will continue to see competition in the military community from both not-for-profit and for-profit schools, as well as from the Armed Forces themselves, including through distance learning programs. For example, the Navy recently launched the U.S. Naval Community College, a community college supporting naval education for enlisted service members. As of November 2022, the U.S. Naval Community College had enrolled approximately 1,700 service members since March 2020 in two pilot programs, and it plans to eventually achieve the capability to accommodate up to 5,000 students. While a number of schools with which APUS competes are participating partners with the U.S. Naval Community College, as a for-profit institution, APUS is not an eligible partner. As traditional not-for-profit public and private schools advance online capabilities, we believe that they will also present increasing competition for APUS.

Nursing Programs

RU and HCN’s nursing programs are offered as campus-based programs in the geographic areas surrounding their campuses. In the approximately 20 market areas where RU and HCN’s combined 30 on-ground nursing campuses are located, we compete with a mix of community colleges, public and private postsecondary institutions, and other career-focused nursing colleges offering similar pre-licensure nursing programs. Because of the relatively local focus of these pre-licensure programs, our competitive environment is moderately fragmented and affected by various factors specific to the states and particular areas where campuses are located, including local supply and demand for nurses and nursing schools. We are also continuing to focus on growing our post-licensure programs, for which the competitive environment is less fragmented and has larger competitors, including because RN to BSN and other post-licensure degrees are available online, as well as in traditional campus-based environments.

Other Public and Postsecondary Institutions

Within the broader postsecondary education market, our institutions compete primarily with not-for-profit, public, and private two-year and four-year colleges, as well as other for-profit schools, particularly those that offer online learning programs. Due to an increase in online postsecondary offerings, we could face increased competition as students pursue degree and credential-based postsecondary education from a wider selection of online offerings. For example, we anticipate increased competition from campus-based postsecondary institutions as they continue to increase online degree programs and develop more non-traditional programs.

Most public institutions are aided by substantial government subsidies. Public and private not-for-profit institutions benefit from grants, tax-exemptions, contributions, and other financial resources not widely available to for-profit institutions. Many public competitors also benefit from longstanding name recognition and are able to directly recruit students in a more cost-effective manner, especially in their local markets. Many private institutions are able to make larger investments in marketing, including because they charge higher tuition.

Non-Traditional Competition

We also face competition from competing schools and others providing non-traditional education programs, often without charge or at low costs, including:

•institutions offering competency-based education, or CBE, programs and single course or course packages aimed at credentialing outcomes rather than degree outcomes;

•corporate training and other companies partnering with universities or the federal government to offer alternative educational paths for students and the federal government workforce, respectively;
•entities providing coding bootcamps or micro-credentials; and
•non-degree granting institutions such as massive online course, or MOOC, providers.

We believe that our institutions will continue to face new competition from non-traditional programs.

For more information on competition within the postsecondary education market in which we compete, refer to “Risk Factors – Risks Related to Attracting and Retaining Students”.

Our Opportunities and Strengths

Our Opportunities

Active-Duty Military and Veterans

The U.S. military community will continue to be an important market segment for online education. We believe service members will continue to seek respected universities that provide military-focused support services coupled with an online curriculum and flexible scheduling. We believe service members are particularly interested in postsecondary credentials that offer both career advancement within the military and preparation for employment outside of the military.

The U.S. military is demonstrating increased levels of support for credentials other than degrees. For example, Credentialing Opportunities On-Line, or COOL, is a program for each of the military branches and DoD civilians that links military occupations and experiences to civilian credentials (e.g., occupational certifications, licenses, and apprenticeships). The Army also offers an expanded credentialing program called the Army Credentialing Assistance Program, or Army CA, which is designed to support soldiers who wish to pursue civilian credentials, licenses, and certifications that may lead directly to a specific job. APUS is an approved training provider for Army CA. Service members using these programs may be eligible for assistance in paying for credentials, licenses, and certifications. Although utilization of our CA programs to date has been limited, we believe other service branches may follow the Army’s example or pursue other approaches to enhancing support for credentialing, including, for example, the Coast Guard’s CA Program, which has an annual combined cap on benefits higher than that of the Army. There are currently approximately 400 approved Army CA providers, none of which we believe have material market share.

We believe that military veterans represent another important addressable market for online education. The U.S. Census Bureau estimates that in 2022 there were approximately 1.7 million veterans aged 18 to 34 and 4.6 million veterans aged 35 to 54. We believe that our military heritage, affordability, and online offerings are attractive to veterans. New policies and campaigns to facilitate the hiring of veterans may lower barriers to non-military jobs and facilitate veteran-owned businesses. As these policies and campaigns lower barriers to non-military jobs and facilitate veteran-owned businesses, we believe online universities offer valuable educational opportunities for veterans regardless of where they live, work, or learn.

Nursing

The expanding need for healthcare coupled with a nursing shortage is driving significant demand for nursing education. Projected employment for both registered nurses and licensed practical nurses is expected to grow by approximately 6% annually from 2021 to 2031, according to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook. When factoring in the need to replace workers who transfer to different occupations or exit the labor force, such as to retire, the U.S. Bureau of Labor Statistics projects more than 260,000 openings each year for registered nurses (203,200) and practical nurses (58,800) through 2031.

There is significant unmet demand from qualified students for nursing educational programs. Despite anticipated job opportunity growth, qualified applicants are not always accepted by nursing programs, primarily due to program selectivity, a shortage of clinical sites, faculty, and resource constraints. However, given the state and regulatory approvals necessary, investment in campuses, specialized programmatic knowledge and related accreditations, clinical placement requirements, time to receive approval to grow enrollments, and various standards that nursing schools must meet, we believe there are challenges for new entrants to nursing education. We also believe we may distinguish ourselves from our competitors by developing direct partnerships with healthcare providers as they become more involved in educating and training their future workforces, of which nurses are the largest segment.

Career Learning

U.S. employers are increasingly reporting significant gaps between required skills and the capabilities of their workforce. Working adults also recognize the need to be lifelong learners. We believe employers and professional associations will seek partnerships with academic institutions to advance the skills and productivity of their workforce through higher education and career learning programs, which we see as an opportunity, particularly for APUS, RU, and GSUSA. We also believe that there is an opportunity to expand the APU brand more broadly to attract students beyond its historical constituency.

Our Competitive Strengths

Return on Educational Investment and Affordability

Our institutions are committed to continually assessing and enhancing our academic programs and student services to offer a high-quality education and facilitate successful outcomes for our students and graduates that align with employer needs. In addition, as described in “Our Institutions and Operations – Human Capital” below, our institutions focus on excellence by hiring experienced faculty and continuing to develop their capabilities.

Providing affordable degree and certificate programs is an important element of our competitive strategy. The combined tuition and fees at APUS are generally less than the average in-state cost at a public university. APUS’s low tuition and fees, in combination with APUS-funded tuition grants and book grants provided to all undergraduate students, and active-duty military students and their spouses and dependents at the master’s level, result in significant savings and mean that APUS students are not required to take on as much debt as they might at another institution. APUS’s generous transfer credit policy, and use of open educational resources, further reduce a student’s out-of-pocket costs.

Tuition and fees at RU and HCN are also designed to be affordable and competitive when compared with those of similar institutions offering the same level of flexibility, accessibility, and student experience. RU students may also lower their total cost of attendance through self-directed assessments, which provide savings by permitting students who demonstrate proficiency in a subject to test out of courses. Similarly, HCN students may apply performance-based grants and needs-based grants toward the balance of their tuition. Please refer to “Our Institutions and Operations – Our Institutions – Affordability and Cost of Attendance” below.

We believe that, given broad concerns about rising tuition and student loan debt in higher education, there are opportunities to create awareness and attract college-ready students with the primary message of affordability and value, in order to help achieve a Higher Education Return on Investment for our Customers, or HEROICTM.

Relevant Offerings Aligned with Demand

Our institutions offer programs aligned to jobs that U.S. Bureau of Labor Statistics data and non-governmental organizations have indicated as high growth areas. Our institutions are also committed to continually assessing and enhancing our academic programs and student services to offer a high-quality education and facilitate successful outcomes for our students and graduates that align with employer needs. The depth and breadth of APUS’s and RU’s non-nursing program offerings are designed to effectively address the diverse needs of students who enter into education programs with vastly different educational and career backgrounds and goals. APUS also utilizes Industry Advisory Councils to evaluate its current curriculum and determine the career relevance of programs and degrees, which facilitate efforts to connect APUS’s curriculum to the industries and the students it serves and to deliver a high-quality academic product. RU and HCN, meanwhile, create new nurses to meet the significant imbalance of supply and demand that exists for nurses by preparing and training nursing students to enter the nursing profession as licensed nurses.

Flexible Program Offerings

Our institutions offer flexible learning modalities to meet the needs of busy working adults. APUS offers online delivery with monthly starts and academic support offerings are individualized to students’ needs, while RU offers CBE programs, a blend of online and in person courses for their nursing and other healthcare-related programs, and flexible start dates and online courses for other programs. HCN offers programs that accommodate working adults by offering blended online and in-person courses for the PN and ADN programs, as well as daytime and evening/weekend options. GSUSA offers virtual and in-person instructor-led, blended, and on demand online courses to accommodate the need for immediate application-specific training.

Market Leadership

Our status as a market leader in key areas we serve means that we operate from a position of strength. APUS is the number one educator of active-duty military and of veterans. Since its founding, APUS has broadened its focus to include other military communities, veterans, and public service and service-minded communities, with a focus on a broad purpose of “educating those who serve.” As of December 31, 2022, approximately 65% of APUS’s students self-reported that they served in the military on active-duty at the time of initial enrollment, and approximately 11% of APUS’s students self-reported that they are a military veteran. We are also the largest educator of ADN and PN pre-licensure nurses in the United States. RU has more than 7,600 nursing students at its 22 campuses across six states and online with over 90% of those students pursuing a pre-licensure PN Degree, ADN Degree, or post-licensure BSN. RU enrolls the largest number of ADN students in the United States and, together with HCN’s nearly 2,600 nursing students, we have the largest population of PN and ADN students in the country. Finally, we are one of the largest providers of training to the federal and public employee workforces through GSUSA with its extensive portfolio of government agency customers and directly enrolled federal government employees.

Expansive Nursing Footprint

Our institutions train nurses online and at 30 campuses across nine states and also offer online programs. Given the state and regulatory approvals necessary, the investment in physical campus facilities, the specialized programmatic knowledge and related accreditations, clinical placement requirements, the time to receive approval to grow nursing enrollments and various standards that nursing schools must meet, we believe nursing education – and in particular first or pre-licensure nursing education – provides us with opportunities to distinguish ourselves from our competitors. In addition, we believe we are one of the only educators with a full “ladder” of nursing curriculum from PN to Doctoral degree.

Our Business Strategy and Goals

Win with Service-Minded Students

At our core is a recognition of the importance of individuals who serve the country and society at large. We aim to deliver on our vision of education that transforms lives, advances careers, and improves communities by “educating those who serve.” Our institutions are purpose-built to educate the service-minded student by offering programs designed to prepare individuals for contributions to their profession and society and to provide opportunities to advance students in their current professions or help them prepare for their next career.

We seek to offer curriculum in bundles that resonate with service-minded students. We expect to continue to focus on education that provides real skills and pathways to employment and career advancement in fields that align with demand. We aim to deliver differentiated, memorable learner experiences across the entire student journey.

Deliver a Return on Higher Education Investment

We seek to maximize a student’s return on their educational investment. We believe learners are looking for a practical solution that provides value in return for their educational investment and that fits their lifestyle and values. We believe there are opportunities to create awareness and attract college-ready students with the primary message of affordability and value.

Grow a National Nursing Platform

We are focused on expanding nursing opportunities through geographic campus expansion and the expansion of our programs and course offerings. This focus includes expansion of our post-licensure enrollments, particularly at RU where key post-licensure programs have already been established and are primarily delivered online, which represents an opportunity for our alumni and other already-licensed nurses to advance their nursing careers. We also seek to enhance provider partnerships to act as a catalyst for enrollment growth and defray student costs. We intend to continue to seek opportunities for both organic and inorganic growth, including by exploring acquisitions of other nursing schools.

Build a Career Learning Platform

We believe that our institutions provide us with a foundation from which we can build a career learning platform. We intend to expand GSUSA into new domains and models. We seek to grow and expand nursing provider partnerships such as the one HCN entered into in the fourth quarter of 2022 with a large national healthcare provider to provide tuition sponsorship in exchange for a work commitment. Among our institutions’ offerings are certificate programs, credentialing, and CBE programs.

Transform the Company to Achieve Sustainable Growth

We aim to increase our public market scale by growing the revenue and expanding operating margins of the enterprise organically and inorganically. We intend to develop capabilities to drive organic growth and plan to continue to assess and pursue strategic investments and acquisitions and integrate and grow them for inorganic growth. Our strategy is organized around areas where we believe we have “the right to win.” For example, we will continue to focus on being the top educator for active-duty military and veterans and pre-licensure nurses. We also aim to deliver improved enterprise-wide operating margins by continuing to exercise financial discipline and taking steps such as our efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions.

Optimize Our Cost Structure Through the Shared Services Model

We aim to drive better, faster, more cost effective, responsible, scalable results for our institutions by delivering shared services to them, as noted in “Our Institutions and Operations” below. We believe that the shared services model promotes the efficient use of resources.

OUR INSTITUTIONS AND OPERATIONS

    We provide postsecondary education through three educational institutions of higher learning: APUS, RU, and HCN. We also provide career learning to the federal government workforce through GSUSA. Each institution is primarily responsible for its own academic mission, while APEI performs certain business functions on a shared basis for the benefit of APUS, RU, HCN, and GSUSA, with the capability to further expand these shared services to these entities. We believe that the shared services model promotes the efficient use of resources.

Our Institutions

Programs and Areas of Study

We offer a total of 184 degree programs, 138 certificate programs, and four diploma programs, through our institutions. We offer programs across a broad range of fields of study, including public service-focused fields such as nursing, national security, military studies, intelligence, and homeland security, as well as traditional academic fields such as business, health science, information technology, justice studies, education, and liberal arts. In addition, through GSUSA, our offerings also include career learning opportunities in leadership, finance, human resources, and other fields of study critical to the federal government workforce.

Programs	Number
APUS
Doctoral Degrees	2
Master’s Degrees	46
Bachelor’s Degrees	58
Associate Degrees	30
RU
Doctoral Degrees	1
Master’s Degrees	6
Bachelor’s Degrees	19
Associate Degrees	21
HCN
Associate Degrees	1
Total Degree Programs:	184

Certificates
APUS	115
RU	13
GSUSA	10
Total Certificates:	138
Diplomas
RU	3
HCN	1
Total Diplomas:	4

Total Programs, Certificates, and Diplomas	326

General Academics

APUS offers 136 degree programs and 115 certificate programs. More than 1,800 distinct courses are available in either eight- or sixteen-week formats. Most APUS academic terms begin on the first Monday of each month. APUS’ certificate programs generally require a minimum of 18 credit hours and focus on a particular component of a broader degree program. Among those programs are 16 undergraduate and 16 graduate NanoCerts programs, focused programs comprised of three academic courses in a related area of interest that provide skills necessary for career or professional development and result in a micro credential. RU offers over 60 programs across six schools of study in addition to nursing. RU offers more than 800 distinct courses in 5.5 or 11-week formats with terms beginning in January, April, July, and October of each year.

Nursing

RU offers a comprehensive “ladder” of nursing degrees including a pre-licensure Diploma in PN, an ADN, and a BSN, as well as the post-licensure RN to BSN, Master of Science in Nursing and Doctorate of Nurse Practice. In addition, RU also offers a post-graduate nursing certificate. HCN offers on-campus instruction leading to a Diploma in PN and an ADN, as well as a Direct Entry ADN option that offers an accelerated graduation pathway for students who meet certain transfer, academic and entrance exam requirements. Portions of the programs are taught online. Academic terms for HCN’s PN and ADN programs begin four times each year, with courses starting in January, April, July, and October. Graduates of RU and HCN’s PN and ADN programs are eligible to seek licensure after passing the applicable National Council Licensure Examination, or NCLEX, exams.

Government Training

GSUSA offers professional development and training courses for federal government agencies and the federal government workforce, serving organizations and individuals with programs designed to support organizational missions, career and occupational development, and the personal ambitions of adult learners. GSUSA’s offerings include more than 300 courses across 14 program areas.

Student Body

Overall, our institutions have approximately 107,100 students enrolled online and at 30 campuses across nine states, with enrollment calculated differently depending on the institution. In addition, GSUSA trained over 25,000 individuals in 2022.

The student body of APUS consists of approximately 88,900 enrolled students, most of whom are employed full-time. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence, who are currently attending a course or have completed at least one course within the last 12 months. As of December 31, 2022, approximately 65% of APUS’s students self-reported that they served in the military on active-duty at the time of initial enrollment, and approximately 11% of APUS’s students self-reported that they are a military veteran. The remainder of APUS’s students are other military or military-affiliated professionals (such as reservists or National Guard members), public service professionals (such as law enforcement personnel or other first responders), and other non-military students (such as working adult students and military spouses). Many APUS students have significant prior education and career experiences; 90% are working adults and the average age of APUS students is 31. APUS is designed to serve those adult learners with tailored offerings to support them in successfully reaching their individual goals.

RU provides education to approximately 15,600 enrolled students. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence. RU offers programs across a broad range of fields of study, but recent years have seen an increased focus on healthcare, specifically nursing education. At RU, 75% of students are over the age of 25 and 86% are female. As of December 31, 2022, approximately 7,600 students are pursuing nursing degrees at RU, over 90% of whom are enrolled in RU’s pre-licensure degree programs.

HCN provides nursing education to approximately 2,600 students at six campuses in Ohio, one campus in Indianapolis, and one in suburban Detroit. The average HCN student is approximately 32 years old and 93% of HCN students are female.

Accreditation

Our institutions have institutional accreditation and their programs often have programmatic or specialized accreditation. Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Students and sponsors of tuition reimbursement programs look to accreditation for quality assurance, and employers rely on institutions’ accredited status when evaluating a candidate’s credentials. APUS and RU have institutional accreditation from HLC with an Open Pathway designation, which affords institutions greater opportunity to pursue institutional improvement projects than the alternative Standard Pathway designation. HCN is institutionally accredited by ABHES. GSUSA is accredited by ACCET.

In addition to institutional accreditation, certain of our programs offered have received specialized accreditation. For example, the Accreditation Council for Business Schools and Programs, or ACBSP, accredits approximately 15 different business-focused academic programs offered by APUS, and accredits APUS’s accounting program under a specialized accounting accreditation. The Commission on Collegiate Nursing Education, or CCNE, accredits the Bachelor and Master of Science in Nursing programs. Certain programs offered by RU have received specialized accreditation as well. For example, RU’s ADN and Licensed Practical Nursing programs are accredited by the Accrediting Commission for Education in Nursing. The BSN and Master of Science in Nursing degree programs at RU are accredited by CCNE. HCN’s PN program is accredited by the National League for Nursing Commission for Nursing Education Accreditation, or NLN CNEA.

RU and HCN’s locations and programs are approved by state agencies as well. For example, the nursing education programs offered by RU and HCN are approved by the relevant state boards of nursing.

For more information on accreditation and licensure, please refer to “Regulatory Environment – Accreditation” and “Regulatory Environment – State Authorization/Licensure” in this Annual report.

Admissions and Admissions Standards

We work to attract students who are more likely to persist and succeed in our programs and continue to work to identify and implement changes and initiatives in an effort to attract and enroll more college-ready students more effectively. We welcome students to apply for admission at any time through online application processes at APUS, HCN, and RU. The current qualification for most undergraduate programs is a high school diploma or General Education Development certificate. Applicants for graduate programs must hold a bachelor’s degree from an accredited U.S. institution or an equivalent foreign institution. Certain programs may have additional admissions standards and restrictions.

Affordability and Cost of Attendance

We have long been focused on offering our students affordable programs. Affordable tuition has been a priority of APUS since its founding. APUS tuition remains among the lowest in the four-year for-profit sector. The combined tuition and fees at APUS are generally less than the average in-state cost at a public university. APUS costs are about 25% less than the average in-state full-time undergraduate tuition, fees, and books at four-year public universities, based on the final 2021-2022 institutional data reported to the U.S. Department of Education through The Integrated Postsecondary Education Data System. This low tuition and fees, in combination with APUS-funded tuition grants and book grants provided to all undergraduate students, and to active-duty military students and their spouses and dependents at the master’s level, result in significant savings. Additionally, APUS's generous transfer credit policy, and use of open educational resources, further reduce a student’s out-of-pocket costs. Tuition and fees at RU and HCN are also designed to be affordable and competitive with those of similar institutions.

Tuition and Fees

At APUS, tuition for undergraduate courses is $285 per credit hour, tuition for master’s level classes is $370 per credit hour, and there is a technology fee of either $65 or $100 per course, depending on the course. In general, a bachelor’s degree may be earned for $34,200 in tuition costs at current tuition rates, and APUS master’s degrees may be earned for $13,320 in tuition at current tuition rates. APUS does not charge an admission fee or fees for services such as registration, course drops, or similar events that trigger fees at many other institutions. Because APUS is an exclusively online institution, there are no required resident fees, such as for parking, food service, student union, and recreation. APUS charges students a technology fee but provides a grant to cover the technology fee for students using TA. When applicable, APUS students are charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees. APUS plans to adopt modest tuition and fee increases effective in the second quarter of 2023, with a corresponding increase in grants to military students.

RU’s costs vary among its programs and between part-time and full-time attendance. RU’s ADN program typically costs $409 per credit hour in addition to course fees. Credit hour costs range from $199 per credit hour to $419 per credit hour for other undergraduate programs. At the graduate level, RU offers five different master’s programs for $260 per credit hour or less. RU charges a $175 course technology and resource fee for each course. Students may purchase required textbooks or e-books through RU for a flat fee of $15 for each textbook (traditional or e-book) for each course. RU adopted modest tuition increases, which took effect on January 3, 2023, for select programs to help offset the increased costs of delivering a quality education.

HCN’s costs vary among its programs. HCN’s PN program may be completed for approximately $18,600 in tuition and fees and the ADN program may be completed for approximately $26,400 in tuition and fees, depending on the campus location. Fees include the cost of examination review materials, lab fees, and test review fees, among others. Some of these costs are payable to HCN and others are payable to third parties. HCN’s students also incur costs for textbooks, supplies, uniforms, and its technology package. These costs vary by program and are paid for by HCN’s students as the textbooks or supplies are needed. HCN estimates that over the life of its programs, a student’s costs related to textbooks and supplies will be approximately $4,000 for the PN program and $6,000 for the ADN program. HCN plans to implement a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs.

Grants and Other Fee Reduction Opportunities

To support APUS’s active-duty military students using TA, APUS provides an APUS-funded tuition grant so that undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents have a net tuition of $250 per credit hour, which is the same amount as covered by TA and, when combined with the APUS funded book grant described below, means that active-duty military utilizing TA may attain an undergraduate or master’s degree at APUS for no out-of-pocket cost. APUS’s tuition grant applied to approximately 71% of its total net course registrations in 2022. In addition, veterans who qualify for 100% of their Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill, benefits are expected to generally have no out-of-pocket expenses either.

Undergraduate students and all active-duty military students and their spouses and dependents enrolled in courses for academic credit at APUS receive textbooks and certain course materials at no additional cost to them through an APUS-funded institutional book-grant program. APUS also utilizes open access and online library materials where appropriate and works with various publishers to reduce the cost of textbooks and course materials for both graduate students who pay for textbooks and course materials and for APUS who funds the book grant.

At RU, students can lower their total cost of attendance through self-directed assessments, which provide savings by permitting students who demonstrate proficiency in a subject to test out of courses. Self-directed assessments, when available, may be attempted for a prepaid fee, which is generally $149 per attempt.

HCN students may apply performance-based grants and needs-based grants toward the balance of their tuition. HCN offers an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources.

RU and HCN both offer their students an extended payment plan option. The extended payment plans are designed to assist students with educational costs including tuition and fees. Payment plans require ongoing payments while the student is enrolled in a program and extend after the last day of attendance or graduation. To the extent interest is applied, it is generally fixed and does not accrue until the student departs the program or graduates. The extended payment plan options do not impose any origination fees.

Sources of Student Financing and Financial Aid

Our students finance their education through a combination of individual resources, ED’s Title IV programs, private loans, state and federal grants, institutional grants, TA, Department of Veterans Affairs, or VA, educational benefits, and corporate reimbursement programs. Most students rely on some form of financial aid in addition to their individual resources. At APUS, students utilizing DoD’s TA programs accounted for 47%, those using VA education benefits 21%, and those utilizing ED’s Title IV programs 18% of net course registrations in 2022. We believe that the ability of our students to participate in these programs is essential to APUS’s success. At RU, students utilizing ED’s Title IV programs as their primary source of payment accounted for approximately 74%, those utilizing state grants, cash, or private/alternative loans accounted for approximately 24%, and those using VA education benefits approximately 2% in 2022. In addition, most HCN students rely on some form of financial aid in addition to their individual resources.

Participation in TA, VA education benefits, and Title IV programs adds to our institutions’ regulatory burden and results in increased regulatory scrutiny, as described more fully below in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements”. Federal legislative activity and actions by ED, DoD, and VA may adversely impact the ability of our students to obtain tuition financing, which as with any other limitations on tuition financing could have a material adverse effect on enrollments and our financial condition, as described more fully below in “Risk Factors – Risks Related to Our Business”.

Student Retention and Academic Outcomes

Our institutions are focused on executing initiatives that will more effectively support their students and help improve those students’ educational outcomes. Improved engagement is an important element in our goal of retaining qualified students. For example, APUS and RU improve engagement through, among other things, faculty engagement initiatives and co-curricular initiatives to increase the level of engagement and collaboration in the classroom and strengthen the bond between those institutions and their students. We also carry out initiatives intended to improve the educational outcomes of our students. For example, RU recently established a Center of Nursing Excellence that is dedicated to helping students pass the NCLEX exam the first time by identifying student-specific challenge areas and providing customized tutoring resources and faculty training to help shore up gaps in student knowledge. RU plans to integrate NCLEX testing simulation and preparation tools throughout the curriculum and to conduct a curriculum assessment to identify areas where RU can better enable student mastery and success.

Career Development

We believe assisting students in advancing their careers in their current profession or securing employment after completion of their programs or courses is an essential part of our mission. Our institutions offer an array of career services, including complementary personalized career advice for students and alumni through direct interaction with career services staff, career events such as in-person and virtual job fairs and on-campus recruiting, and institution-sponsored online job boards. APUS also offers career planning tools, such as an interest assessment to identify career options that fit student interests and guides to careers associated with student majors, and career preparation services, such as mock interview services, resume review services, and social media review services to improve students’ employer-facing online profiles. RU provides a variety of self-service resources, including access to a networking, job posting, a career research website, online resume building and interview preparation tools, webinars, and video tutorials, as well as online programmatic advising by dedicated career services advisors. We strive to link students directly with employers where we can. For example, beginning in the fourth quarter of 2022, HCN entered into a partnership with a large national healthcare provider to assist certain HCN students in funding their tuition costs. The healthcare provider is fully funding the tuition costs of students it selects from HCN’s ADN program at its HCN’s Toledo, Ohio campus in exchange for the students agreeing to work for the provider for an agreed time period following graduation. We plan to launch additional healthcare partnerships for RU and HCN in 2023.

Marketing and Branding

We strive to align our marketing efforts with our business and strategy and to tailor our marketing approach to our educational offerings and the students we serve. This approach encompasses all our learning modalities, from online to on-campus to hybrid, and all our educational outcomes, from certification to degree, and leading to the career outcomes students seek after they leave us. As part of these efforts, we continue to highlight certain key marketing and branding messages that align with our strategy, including educating those who serve, affordability and value.

We execute our marketing efforts through both direct-to-student and business-to-business channels. Our marketing relationship with students extends across the entire student journey from recruitment to post-graduation and includes efforts to drive student awareness, improve student onboarding, increase persistence, improve student performance, and focus on career outcomes. We aim to market to students wherever they may be, through their chosen media or marketing channel, and in the geographies where they are located. Our approach includes in-person and relationship-based marketing as well as digital (including search, company-owned and external content, and social media), and more traditional television, radio, and print marketing efforts.

We also work with partners we believe can provide us with better access to the students we aim to reach. Almost 30% of our RU enrollments are associated with a partner relationship. We have agreements with more than 260 employers whose employees pursue an education at RU. Additionally, we provide more than 130 APUS partner organizations with services to maximize strategic workforce development goals. This includes partnerships with community colleges, which prepare students for transfer opportunities to APUS for bachelor’s degree programs. We also have begun establishing new partnerships with healthcare providers to further career outcomes and defray costs of education, as discussed more fully in “Our Institutions – Career Development” above.

Marketing efforts tailored for our institutions consider prospective and current students, including their respective educational goals. To that end, APUS marketing has historically had a relationship-based aspect focused on building long-term relationships with businesses, professional organizations, and individuals in the military, military-affiliated, and public service communities. We also have programs at APUS that aim to assist members of the military as they transition into private sector jobs. RU and HCN nursing program marketing includes leveraging relationships with and marketing to the healthcare community, and in late 2022 we increased our non-nursing marketing for RU in response to demand.

In 2022, we began efforts to centralize our marketing organization. Our centralized team is currently providing all marketing and branding services for APUS and GSUSA and providing many of these services for HCN. RU historically relied on Collegis for a variety of outsourced marketing services. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, and we have completed the transition of RU marketing in-house to our centralized marketing team. We are also developing marketing expertise that spans a variety of functional areas and to extend our use of marketing technology and analytics. We currently use technology and analytics to improve marketing mix, audience targeting, new initiatives, messaging, and creative decisions, as well as advertising development, delivery, and testing.

Information Technology

    Information technology systems are essential to our student experience and our business operations. APEI provides information technology services to APUS, RU, HCN, and GSUSA through a shared services model. In addition, RU is party to a service agreement with Collegis to provide information technology services through September 2024. RU currently relies on Collegis for a variety of outsourced information technology functions, including data center, learning management system, user support, and network and voice services, and its technology infrastructure is currently hosted, managed, and supported by Collegis.

Our Ongoing Technology Transformation

We are in the midst a multi-year technology transformation program to enable us to enhance the learning experience for students, to better accommodate new flexible learning modalities, and to improve the operational effectiveness of our enterprise. We are also currently migrating key applications, systems, and data to the cloud rather than hosting in our own co-located data centers. With the recent acquisitions of RU and GSUSA, we are developing and executing plans to incorporate these institutions into this transformation program as well, and looking for ways to incorporate their systems, infrastructure, and processes into our standard technology stack.

In April 2022, we notified Collegis that we intend to permit RU’s contract with Collegis to expire by its terms in September 2024. We plan to insource all of the technology and services currently provided by Collegis or to cloud services or third-party vendors over which we will have management oversight. As part of the transition away from Collegis, we plan to look more broadly for opportunities further improve operational effectiveness across our information technology operations and for opportunities to rationalize our technology portfolio to create a more consistent, standardized technology stack.

Student Information and Instructional Delivery

Our core enterprise systems are (i) our student information and services systems, or SIS, platforms which our institutions use to interact with and provide support to students in areas such as admissions, registration, tuition payment, grade reporting, progress toward degrees, and various other functions, and (ii) our learning management system, or LMS, platforms, which our institutions use to deliver course content and support teaching, learning, and collaboration.

We have a legacy customized SIS at APUS that we refer to as Partnership At a Distance™, or PAD, and proprietary information systems and processes to support PAD, into which we have invested significant time and money. PAD is designed to enable APUS to provide each student with individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking. We continually evaluate PAD for possible changes and upgrades and anticipate that we will eventually make significant changes to or replace this system. RU uses Anthology Campus Nexus as its SIS. The RU SIS environment is currently hosted with Collegis, which maintains all systems, support, and hosting. RU’s and APUS’s admissions function are managed inside of Salesforce and connected to Anthology for RU and PAD for APUS to ensure all pertinent information is synchronized appropriately. HCN and GSUSA currently have their own SIS platforms, but we plan to consolidate the separate platforms used by HCN and GSUSA to a standard platform for those institutions beginning in 2024. More broadly, we continue to review and assess our student information and services platforms and their capabilities, including whether to consolidate to a standard platform across more or all of our institutions.

In 2021, we completed work to consolidate HCN and APUS onto a single, cloud-based LMS platform, Brightspace by D2L. RU uses Blackboard Ultra as its LMS platform. This environment is hosted with Blackboard, which is now owned by Anthology. All RU support for Blackboard Ultra is currently provided by Collegis.

In addition to our student information and services systems and our LMS platforms, we also have several other systems that support the student experience, financial aid processing, financial management, human resources processes, marketing, and decision support. We are continuing to consolidate APUS’s customer relationship management systems onto a single platform, the first phases of which were completed in 2022. In early 2023, we will be launching a new native mobile application to improve the student experience at APUS.

Our Information Technology Infrastructure

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

Our Information Security Efforts

The performance, reliability, and security of the networks and technology infrastructure we use or rely on is critical to our operations, our institutions’ reputation, and our ability to attract and retain students. As such, we have a dedicated Chief Information Security Officer in addition to our Chief Information Officer, and our Board of Directors reviews our cybersecurity and other information technology risks and our plans to mitigate them. In 2022, we hired additional information security employees and implemented 24x7 security monitoring by a third-party service provider. We use external vendors to perform security assessments on a periodic basis to review and assess our information security and utilize this information to audit ourselves, to monitor the security of our technology infrastructure, and to assess whether and how to prioritize the allocation of scarce resources to protect data and systems. We also require third-party vendors to maintain a level of security that is acceptable to us and work closely with vendors to address potential and actual security concerns and attacks.

For more information on our information technology investments and their effects on our results of operations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”, and for more information regarding risks related to our information technology, refer to “Risk Factors – Risks Related to Our Technology Infrastructure.”

Human Capital

Strategy and Values

Our ability to deliver on our Company mission and to continue to transform our enterprise to focus on quality student outcomes, and on sustainable growth is tightly aligned with our human capital strategy. Our performance depends on the talents, experience, and efforts of our employees, and on our ability to foster a culture and practice of high performance, innovation, cooperation, integrity, and respect. We seek to be a destination for high-potential employees and desire to build a bench of future leaders by developing best-in-class human capital capabilities. During 2022, our key human capital efforts focused on centralizing our human capital function, implementing a common talent acquisition methodology, and improving responses to human capital inquiries. We also began implementing a streamlined and proactive approach to employee communication to drive connectivity, engagement, and efficiencies.

As of December 31, 2022, APEI’s employee population comprised the following:

	Faculty Members (Full-Time)	Other Professional Staff (Full-Time)	Total Full-Time Employees	Faculty Members (Part-Time)	Other Professional Staff (Part-Time)	Total
APUS	338	530	868	1,343	9	2,220
RU	293	453	746	1,911	273	2,930
HCN	112	142	254	70	27	351
GSUSA	—	56	56	230	17	303
Corporate	—	433	433	—	7	440
Total	743	1,614	2,357	3,554	333	6,244

Our employees have diverse backgrounds, influenced in part by the geography in which our headquarters, administrative facilities, and campuses are located, and by the communities we serve, in particular nursing, military, military-affiliated, and veteran communities.

As of December 31, 2022, our employee diversity was as follows:

	Female (1)	People of Color (2)
APUS	54%	22%
RU	80%	31%
HCN	75%	26%
GSUSA	52%	42%
Corporate	57%	25%

(1) Consists of employees self-identifying as female.
(2) Consists of employees self-identifying as Black or African American, Hispanic, Asian American, Native American, or more than one race.

Diversity and inclusion are at the core of our values, and we believe that reflects the expectations of students we serve. In the first quarter of 2023, we launched an enterprise-wide, cross-functional Inclusion and Impact Council that includes members of executive leadership and focuses on driving awareness and harmonization around diversity, equity, inclusion, and belonging initiatives. To support our diversity and inclusion efforts, we also have diversity and inclusion task forces and committees at our institutions.

Talent Development and Retention

We believe the quality of our faculty and non-faculty staff is critical to the student experience and student outcomes and is therefore vital to our institutions’ success. Hiring competition is intense, especially for faculty in specialized areas and qualified executives. RU and HCN also compete with both nursing schools and traditional employers of healthcare professionals to fill open faculty positions. A nursing faculty shortage continues, adversely affecting our ability to recruit and retain qualified nursing faculty at RU and HCN. We believe that current job market dynamics, including low unemployment, have further increased the challenge of hiring and employee retention. Overall, turnover of our employees during 2022 increased when compared to 2021. Excluding RU and GSUSA, which were not part of the organization for all of 2021, turnover in 2022 increased approximately 14% to 24%, depending on segment. For 2022, 8.3% of full-time employee terminations were voluntary and 19.6% were involuntary. Turnover in 2021 was approximately 6% to 10% higher than in 2020, depending on segment. Although we have taken additional steps to retain our current faculty and source and recruit talent, there can be no assurance that our efforts will be successful.

Our strategic initiatives require our personnel to perform at a high level and to adapt and learn new skills and capabilities. New faculty members complete on-boarding, orientation, and training. All faculty have annual development opportunities and requirements. In addition, our institutions regularly review faculty performance. We have implemented a centralized talent and transformation team to focus on improving internal learning and development practices and succession planning to ensure that we cultivate skills needed to deliver high quality student outcomes and help grow our operations. In 2022, we invested in both change management and integration talent at the Company level to assist in further integrating our institutions, and we implemented a consistent compliance training approach across the organization. We are committed to working to ensure that new hires and employees are fully trained on key compliance issues in a timely manner, and we review all required compliance trainings to ensure the training is comprehensive.

Staffing our Institutions

We believe that hiring and retaining well-educated and qualified faculty members is important to our success. We have centralized more of our talent acquisition function in an effort to improve talent search efficiency, increase the consistency of our sourcing practices, and strengthen hiring processes. This centralization and new leadership has significantly reduced our time to fill metrics and improved our ability to assess talent needs company-wide. Within the first six months after centralizing hiring for all staff across APEI, APUS, RU, and GSUSA and all faculty at RU, the average time to fill new positions decreased by 28%.

At APUS, approximately 65% of our full-time faculty have a terminal degree in their field of study, and virtually all undergraduate faculty members hold graduate degrees. At RU and HCN, all nursing faculty have earned a BSN or higher. Many APUS faculty members have relevant experience at other universities and within military, corporate, and government institutions. In addition to having the necessary educational requirements, RU and HCN seek faculty members who have demonstrated experience in the field of nursing.

Employee Engagement and Relations

We measure employee engagement, including faculty, on an ongoing basis by soliciting feedback, including a company-wide engagement survey for all employees in 2022, in order to understand the views of our employees. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee and faculty experience. None of our employees are parties to a collective bargaining agreement, and management considers employee relations to be good.

Health and Safety

We are committed to the health and well-being of our employees and assess our well-being initiatives and marketplace trends on an ongoing basis. Beginning in 2022, we began to increase our focus on employee well-being. For example, we enlarged our Total Rewards Team, which is focused on benefits and well-being, we harmonized paid-time off policies across the Company, and we started quarterly benefits town hall meetings hosted by executive leadership. In 2023, we added paid parental leave to support our employees and their families and as an additional retention tool.

Since the abatement of the COVID-19 pandemic, we have allowed employees to return to a hybrid work setting, and we continue monitoring guidelines and regulations and updating our policies accordingly. Employees are continuing to follow a blended model of working onsite and remotely, and we have committed to determining the optimal mix of site-based, flexible, and fully remote work models on a department and role basis.

Driven in part by the immediate need to respond to the impact from Hurricane Ian, in the fourth quarter of 2022, we began developing a new company-wide disaster response protocol in an effort to ensure smooth execution of assistance, recovery efforts, and leadership response focused not just on operational matters, but on supporting our employees.

Community Impact

We intend for our Inclusion and Impact Council to lead efforts to ensure that we positively impact the communities in which our employees work and live, including by organizing volunteer opportunities. Beginning in 2023, we are providing full-time employees, faculty, and staff with eight hours of additional paid time off for volunteering and giving back to society.

Information About our Executive Officers

    Set forth below is certain information concerning our executive officers serving as of the date of this Annual Report.

Name	Age	Position
Angela Selden	57	President and Chief Executive Officer, APEI
Richard W. Sunderland, Jr., CPA	62	Executive Vice President, Chief Financial Officer, APEI
Craig S. MacGibbon	59	Executive Vice President, Chief Information Officer, APEI
Jeffrey C. Tognola	52	Executive Vice President, Chief Experience Officer, APEI
Thomas A. Beckett	55	Senior Vice President, General Counsel and Secretary, APEI
Tanya J. Axenson	47	Senior Vice President, Chief Human Resources Officer, APEI
Nuno S. Fernandes	46	President, APUS
Javier Miyares	76	Acting President, RU
Harry T. Wilkins	66	Chief Executive Officer, HCN

Angela Selden joined us in September 2019 as President and Chief Executive Officer and a member of our Board of Directors. Ms. Selden had previously served as Chief Executive Officer of DIGARC, LLC, an education technology provider to higher education institutions, since October 2016. From July 2015 until April 2016, Ms. Selden was Interim Chief Executive Officer of Skybridge Americas, a global contact center and provider of fulfillment solutions, and she served as a member of its board of directors from July 2015 through December 2018. Prior to Skybridge Americas, Ms. Selden served as Chief Executive Officer of Workforce Insight, LLC, a global provider of strategic workforce management, from 2014 to 2015, after Workforce Insight’s acquisition by Baird Capital Partners, where Ms. Selden served as Executive in Residence from 2013 to 2014 and participated in the acquisition of Workforce Insight. Prior to her role at Baird, Ms. Selden served as Chief Executive Officer and Executive Co-Chairman of Arise Virtual Solutions, Inc., a virtual workforce solutions outsourcer from January 2005 until August 2011. Earlier in her career, Ms. Selden spent 18 years at Accenture, including serving as the Managing Partner leading Accenture’s North American West Consumer and Industrial Products group to significant growth.

Richard W. Sunderland, Jr., CPA joined us in February 2011 as a consultant and became Senior Vice President of Finance of APUS in December 2012. In January 2014, Mr. Sunderland was appointed Executive Vice President and Chief Financial Officer of APEI. Prior to joining APUS, Mr. Sunderland served as the Chief Financial Officer of NovaSom, Inc. from 2008 to 2010. In addition, Mr. Sunderland served as Chief Financial Officer of Active Day, Inc. between 2005 and 2008, and in various roles, including as Controller, Senior Vice President and Chief Financial Officer, of NeighborCare, Inc. from 1993 to 2004.

    Craig S. MacGibbon joined us in August 2022 as Executive Vice President and Chief Information Officer. Prior to joining APEI, Mr. MacGibbon was a partner of Wavestone US (formerly WGroup), the North American arm of Paris-based global management and IT consulting firm Wavestone, from July 2019 to August 2022. Before joining Wavestone US, Mr. MacGibbon was the Chief of Application Development and Support of Synovus Financial Corporation from August 2015 to August 2019, Vice President of Global Shared Services of Las Vegas Sands Corporation from 2014 to 2015, Chief Information Officer of UIL Holdings Corporation (now Avangrid) from 2013 to 2014 and Senior Vice President and Chief Information Officer of Enterprise Solutions of Fifth Third Bank from 2010 to 2013. Mr. MacGibbon has also held leadership roles with Michelin North America, Hubbell Inc., Emerson Electric Co., and Goldwell Cosmetics. Mr. MacGibbon began his career in the US Navy, serving four years as an Avionics technician.

Jeffrey C. Tognola joined us in January 2022 as Executive Vice President and Chief Experience Officer, having previously served as the Senior Vice President, Commercial Operations, Chief Marketing Officer and Chief Operating Officer of Walden University, a subsidiary of Laureate Education Inc., from January 2017 until January 2022. Prior to that, Mr. Tognola served as the Vice President, Global Digital Marketing and Enrollment/Sales and then Divisional Vice President, Global Digital Marketing and Sales, of Laureate Education, Inc. from 2011 until 2016. Earlier, he served in a variety of marketing roles for 20x200.com, Gogo Inc., Medco Health Solutions, Prudential Financial, and AT&T.

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

Tanya J. Axenson joined us in July 2022 as Senior Vice President and Chief Human Resources Officer. Prior to joining APEI, Ms. Axenson served as Senior Vice President of HR and Chief Diversity Officer of Erickson Senior Living, which develops, operates, and manages continuing care retirement communities, from January 2021 to July 2022. Previously, Ms. Axenson also served as Vice President and Chief Human Resources Officer of Aerotek, Inc., a leading talent solutions provider, from September 2012 to January 2021. Ms. Axenson also previously held various other human capital and legal roles at Exelon/Constellation Energy, an energy provider, and served as an associate attorney at Gibson, Dunn & Crutcher LLP.

Nuno S. Fernandes joined APUS as President in September 2022. Prior to joining APUS, Mr. Fernandes served at Ilumno, a company that partners with universities in Latin America to expand access to higher education throughout the region, as President and Chief Executive Officer from May 2019 to September 2022, Executive Vice President, Global Operations and Strategic Alliances from April 2018 to May 2019, Executive Vice President, Strategic Alliances from May 2017 to April 2018, Senior Vice President, Global Operations from September 2016 to May 2017, Chief Marketing and Operations Officer from September 2015 to September 2016, Senior Vice President Marketing, Enrollment and Student Services from January 2014 to September 2015 and Senior Vice President Marketing, Enrollment from January 2013 to January 2014. Mr. Fernandes has also held various leadership roles at Overseas Leisure Group and Bosch.

Javier Miyares joined RU as Acting President in June 2022. Prior to his appointment as Acting President, Mr. Miyares served as President of University of Maryland Global Campus from 2019 to 2020. In addition, Mr. Miyares served in various capacities at the University of Maryland University College, including President and Acting President from 2012 to 2019, Senior Vice President for Institutional Effectiveness from 2011 to 2012 and Vice President for Planning, Research and Accountability from 2001 to 2011. Prior to this, while at University System of Maryland, Mr. Miyares was the Associate Vice

Chancellor for Finance and Administration from 1999 to 2001, the Assistant Vice Chancellor for Academic Affairs from 1994 to 1999, and the Director or Institutional Studies and Analysis from 1991 to 1994.

Harry T. Wilkins rejoined us in May 2019 as the Chief Executive Officer of HCN, a position he previously held from December 2013 until his retirement in December 2015. From July 2021 until June 2022, Mr. Wilkins was also the Executive Vice President, Strategy, Growth and Innovation of APUS. Prior to December 2013, Mr. Wilkins served as our Chief Financial Officer of APEI. Prior to serving as the Chief Financial Officer of APEI, Mr. Wilkins had various executive roles, including serving as the Chief Financial Officer of Strayer Education, Inc., now Strategic Education, Inc.

Intellectual Property

We and our institutions own and exercise rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect our intellectual property.

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

Our institutions rely on agreements under which they obtain rights to use course content developed by faculty members and other third-party content providers. Our institutions own the copyright for a work by a faculty member where there has been express agreement on such ownership, if the institutions compensated the faculty member for the particular product, or if the institutions funded the research in whole or in part.

We or our institutions have secured or claim rights to trademarks for various names and terms used in our and their respective businesses, including rights in “American Public Education, Inc.,” “American Public University System,” “American Military University,” “American Public University,” “Rasmussen University” and others. In connection with our acquisition of HCN, we received a royalty-free, irrevocable, exclusive, transferable, sublicensable license to use the name “Hondros College of Nursing” and, instead of “Nursing,” any other qualifier directly related to nursing, medicine, or healthcare in connection with the business and operations of HCN. The trademarks and service marks we use are central to our institutions’ brand identities overall and marketing efforts, including how prospective students identify them.

Our institutions also own rights to internet domain names pertaining to their brand names and other unique descriptors. We and our institutions vigorously defend against infringement of intellectual property rights, including trademarks, service marks and copyrights.

Seasonality and Quarterly Fluctuations

We experience fluctuations in quarterly results and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Operating results fluctuate as a result of seasonal or other variations in enrollments. For example, historically, across our institutions, our enrollments are higher in the fall term when students traditionally start their education. Our student population also varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations to continue.

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

REGULATORY ENVIRONMENT

We and our institutions are regulated by (i) accrediting agencies, (ii) state regulatory bodies, and (iii) the federal government through ED. APUS, RU, and HCN are approved to participate in TA programs administered by DoD and veterans’ education benefits programs administered by the VA and are therefore also subject to oversight by those agencies. Regulations, standards, and policies of these agencies address the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, and financial operations and condition. We are also regulated in some cases other federal agencies including the Consumer Financial Protection Bureau, or CFPB, and Federal Trade Commission, or FTC.

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

Accreditation

Institutional Accreditation

Accreditation is a voluntary, non-governmental process through which an institution submits to review its institution or programs based on the standards of the accrediting agency and the stated aims and purposes of the institution or program. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations, and publicly recognize those institutions or programs that meet the stated criteria and are considered accredited institutions or accredited programs. Accredited institutions and programs are subject to periodic review to assess institutional and program integrity, to encourage continued high performance and improvement, and to confirm that accreditation criteria continue to be satisfied. An institution or program that does not meet the criteria may have its accreditation limited, revoked, or not renewed.

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

Additional information about each of our institutions’ accreditation is provided above in “Our Institutions and Operations – Our Institutions – Academics – Accreditation” and as follows:

•APUS is institutionally accredited by HLC. APUS’s next reaffirmation of accreditation is scheduled for 2030-2031. APUS is accredited with the Open Pathway designation, which affords institutions greater opportunity to pursue institutional improvement projects than the alternative Standard Pathway designation.

•RU is institutionally accredited by HLC. RU’s next comprehensive evaluation for reaffirmation of accreditation is scheduled for 2025-2026. RU is accredited with the Open Pathway designation.

•HCN is institutionally accredited by ABHES. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program that is not meeting ABHES’ outcomes thresholds to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. In prior years, several HCN programs at certain HCN campuses have failed to satisfy ABHES’s student achievement measures, and as a result ABHES has placed certain locations and programs on outcomes reporting status and required action plans. For the reporting year ended June 30, 2022, the PN program at the Akron, Cincinnati, Cleveland, Columbus, Dayton, and Toledo campuses, and the ADN program at the Akron campus, were below the benchmark for retention. ABHES previously asked HCN to provide updated rates for the period July 1, 2021 through March 31, 2022 and an updated action plan to address any rate that remained below 70% in that period. HCN expects that ABHES will require programs below benchmark to provide similar reports based on the retention rate from the period between July 1, 2022 through March 31, 2023. The PN program at the Cincinnati, Cleveland, Columbus, and Dayton campuses were below benchmark in both 2020-2021 and 2021-2022, and in February 2023, ABHES placed the PN program at each of these campuses on program-specific warning status, which directs HCN to justify why approval of each program should not be withdrawn, which at a minimum will require HCN to demonstrate that it has developed and implemented a corrective action plan. For more information on the risks associated with these rates and program-specific warning status, refer to the risk factor in “Risk Factors” with the caption beginning “A failure of HCN to satisfy ABHES accreditation standards...”.

•GSUSA is institutionally accredited by ACCET. GSUSA does not participate in the Title IV, TA, or VA education benefits programs.

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

Programmatic Accreditation and Professional Recognition

In addition to institutional accreditation, our institutions have obtained programmatic accreditation or professional recognition for certain programs, as described more fully above in “Our Institutions and Operations – Our Institutions – Academics – Accreditation”. Among other standards and requirements, programmatic accreditors may utilize benchmarks for student outcomes in the programs they accredit and may require the institution to address outcomes that fail to satisfy those benchmarks or may take other action based on such matters. If one of our institutions fails to satisfy the standards of these programmatic accrediting agencies or professional organizations for the relevant programs, the institutions could be subject to restrictions or could lose the programmatic accreditation or professional recognition for those programs, which could result in materially reduced student enrollments, prevent the institution from offering the programs in certain states where programmatic accreditation is required, or prevent our students from seeking and obtaining licensure or employment.

The Accreditation Commission for Education in Nursing, or ACEN, accredits certain RU PN and ADN programs at certain RU locations. RU’s Illinois ADN program has been in candidacy status for initial accreditation with ACEN since July 2020. ACEN will not grant accreditation to a program on probationary status with the Illinois Department of Financial and Professional Regulation, or IDFPR, as RU’s Illinois ADN program is. The current candidacy is set to expire in July 2024. In September 2021, ACEN granted RU’s ADN program in Bloomington, Minnesota continued accreditation with conditions, and in September 2022, ACEN granted RU’s ADN and PN programs in Moorhead, Minnesota and RU’s ADN program in Overland Park, Kansas continued accreditation with conditions, in each case because the program experienced first-time NCLEX pass rates below ACEN’s required threshold. For the two Moorhead, Minnesota programs, ACEN also identified evidence of noncompliance with respect to analysis and use of assessment data in program decision-making. The ADN programs have two years, and the PN program has 18 months, from the date the conditions were imposed, to demonstrate compliance with all criteria related to the standard for which the programs were found to be in noncompliance. If compliance is not achieved by the end of the monitoring period, ACEN may determine to deny continuing accreditation absent good cause.

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

The State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states (all states except California), districts, and territories that establishes national standards for interstate offering of postsecondary distance education and is intended to make it easier for students to take online courses offered by institutions based in another jurisdiction. SARA requires member jurisdictions to approve institutions in their jurisdiction to participate in SARA, based upon institutional accreditation and financial stability, and to resolve student complaints. Applications must be renewed annually. SARA does not cover, or limits its coverage related to, certain activities. As a result, an institution may still be required to obtain state authorization from, for example, agencies, or boards responsible for professional licensure. For information on our institutions’ status under SARA, please refer to “State Authorization/Licensure of Our Institutions” in this Annual Report.

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

Federal Requirements for State Authorization/Licensure
“Home” State Authorization
ED regulations specify how an institution may demonstrate, as required by ED, that it is authorized to offer postsecondary education programs by the state(s) where it is located, including the state where its main campus is located, which we refer to as its “home” state, and that the home state otherwise satisfies ED requirements. If ED determines that an institution does not have the required state approval, the institution will be ineligible to participate in Title IV programs. If one of our institutions were to lose its ability to participate in Title IV programs in connection with “home” state authorization requirements, it would also lose its ability to participate in TA and VA, be unable to operate in the state and grant credentials, and lose institutional accreditation.

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

State Authorization/Licensure of Our Institutions
APUS is authorized to enroll students from each of the 50 states and the District of Columbia. APUS is headquartered in Charles Town, West Virginia, and is authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC. Under current law, if APUS were to lose its accreditation by HLC, WVHEPC may suspend, withdraw, or revoke APUS’s authorization. Failure to comply with WVHEPC requirements could result in APUS losing its authorization from WVHEPC, its accreditation by HLC, its eligibility to participate in Title IV programs and TA, or its ability to offer certain programs, any of which could force APUS to cease operations. APUS participates in SARA. APUS also has obtained authorization to operate in California, which is the only state that is a non-SARA jurisdiction. Until June 30, 2021, APUS was also required to be certified by the State Council of Higher Education for Virginia, or SCHEV, because it had administrative offices in Manassas, Virginia. However, effective May 31, 2021, APUS terminated its lease for administrative offices in Virginia, and APUS therefore did not renew its certification its SCHEV certification before it expired on June 30, 2021.

RU is headquartered in Bloomington, Minnesota, and has 22 campuses across Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin. HCN is headquartered in Westerville, Ohio, and has six campuses in Ohio, one in Indiana, and one in Michigan. RU and HCN have obtained from the relevant state postsecondary education agencies the requisite authorizations, approvals, or registrations for the states in which they have campuses. In addition, the nursing education programs offered by RU and HCN are approved by the relevant state boards of nursing. RU and HCN participate in SARA.

To maintain regulatory approval from the state board of nursing or equivalent body in the states that we operate, an educational program must maintain a certain pass rate, as defined by the state, of first-time test takers of the NCLEX. If a program does not attain this pass rate, the program may face various consequences, including development and implementation of a plan of corrective action, issuance of a corrective order, or revocation of approval pursuant to an adjudication proceeding. In Indiana, a program that is under initial accreditation may not be granted full accreditation if the program’s pass rate is lower than one standard deviation below the average national pass rate. In addition, if the program’s pass rate is lower than one standard deviation below the average national pass rate for three consecutive years, the program may be subject to additional oversight or a change in accreditation status.

In recent years, a number of programs at certain RU campuses or in certain states, including its Bloomington, Minnesota, Illinois, Kansas, and Fort Myers, Florida ADN programs and its Moorhead, Minnesota PN program, as well as HCN’s Ohio ADN program, have not met state-established first-time NCLEX benchmarks for consecutive years. We believe that low pass rates may be the result of a number of factors, including without limitation the academic preparedness of our students, curriculum gaps, changes in the mode of course delivery including the use of virtual courses, testing failures and inconsistencies, imbalances in enrollment and resources, and changes in admission standards.

As a result of the Bloomington program’s pass rates, the Minnesota Board of Nursing, or MBN, conducted a survey of the program and found that RU had not complied with certain MBN rules. In August 2022, RU entered into a stipulation and consent stemming from the survey findings that requires the program to comply with the established first-time NCLEX pass rate by the end of 2023, maintain a specified student to faculty ratio in 2023, comply with MBN rules, and provide the MBN with quarterly status reports in 2023, with a potential penalty for non-compliance up to and including withdrawal of approval of the program. In addition, as a result of the order, the Minnesota Office of Higher Education, or MOHE, has informed RU of certain expectations it has with respect to the ADN program, including that RU must identify a clinical site for each student that is no more than 50 miles from the student’s home and must establish pathways for students to continue their education at a non-RU campus if the ADN program loses MBN approval. RU also fulfilled two information and documentation requests to MOHE in the Fall 2022 academic term and must continuously provide to MOHE NCLEX scores and copies of any reports submitted to MBN or ACEN as they become available.

In February 2022, RU’s Illinois ADN program was placed on probationary status by the IDFPR as a result of which RU is required to temporarily reduce admitted students in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. If after two years the pass rate does not satisfy the required standard, the program will be reevaluated by the IDFPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. An Illinois statute also requires nursing programs to have achieved accreditation by the end of 2022 in order to meet state approval requirements. Although the IDFPR has indicated that candidacy status satisfies this requirement, the IDFPR could change its position. See also “Accreditation – Programmatic Accreditation and Professional Recognition” above.

In April 2022, RU’s Kansas ADN program was issued a notice of concern by the Kansas Board of Nursing, or KBN, requiring RU to submit to the KBN a plan of action to improve its NCLEX pass rates. The Kansas ADN program has until April 2023 to increase its NCLEX pass rate to the regulatory standard. Kansas regulations were amended effective January 2022 to increase threshold pass rates and change corrective actions for noncompliance. The Kansas ADN program experienced pass rates below the amended threshold in 2022. It is unknown which corrective action standards the KBN may apply, but under the amended standards it could take action up to directing the program to cease admissions.

In February 2023, the Florida Board of Nursing, or FBN, placed RU’s Fort Myers, Florida ADN program on probation until its pass rate reaches the applicable threshold for a calendar year. RU is required to disclose this status to active and prospective students. If the program fails to achieve the required NCLEX pass rate within two years following placement on probation, FBN may extend the program’s status for a year, provided demonstrated progress. However, absent further extension or achievement of the required rate by the end of the extension, Florida law provides that FBN shall terminate the program.

HCN’s ADN program has been on provisional approval status in Ohio since March 2017 due to not meeting the first-time pass rate standard for four consecutive years. The Ohio Board of Nursing, or OBN, will consider restoring a program to full approval status if the program meets the first-time pass rate standard for at least two consecutive years. In January 2023, OBN placed HCN’s PN program on provisional approval for a period of 18 months due to two self-reported instances of noncompliance with faculty credential and program records requirements. As a result, HCN must submit to OBN progress reports evidencing that it meets and maintains nursing program requirements. Additionally, HCN will host a site visit from OBN in 2024 after which OBN may reconsider the provisional approval status. If a program on provisional approval fails to meet OBN requirements at the end of the time period established for provisional approval, OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval.

RU and HCN have been implementing changes to their instruction of the ADN program, including programmatic certification improvement plans at RU and curriculum, admissions, and academic achievement and course retake policy changes at HCN, in order to help prepare students and graduates for successful performance on the NCLEX. However, there is no assurance that these changes will be successful in the required time periods, or will not have negative effects on RU’s or HCN’s enrollment. If RU and HCN are unable to improve NCLEX scores over time, and in some cases by the deadlines imposed on their programs at certain campuses and in certain states as discussed above, this situation could have an adverse impact on their ability to enroll students and eventually our ability to continue offering the ADN programs associated with the applicable campuses.

Failure to comply with state authorization or licensure requirements has impacted and could in the future restrict our institutions’ ability to recruit or enroll students or result in other sanctions, including fines and penalties. New laws, regulations, interpretations, or changed circumstances related to our institutions’ educational programs could increase our cost of doing business and affect our ability to recruit students and offer programs in particular states, which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business. Additional information regarding the current impacts and potential risks associated with our NCLEX pass rates is provided in the “Risk Factors” section of this Annual Report.

Student Financing Sources and Related Regulations/Requirements
Our students finance their education through a combination of Title IV programs, TA, education benefits administered by the VA, private loans, corporate reimbursement programs, individual resources, and institutional grants, and in the case of RU and HCN, an extended payment plan option. Participation in federal student aid programs, including those administered by the DoD and VA, and the extended payment plan option at RU and HCN, adds to the regulation of our operations. In particular, the Higher Education Act of 1964, as amended, or the HEA, and related ED regulations subject us to significant scrutiny in the form of numerous standards we must satisfy in order to participate in and administer Title IV programs.

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

Higher Education Act

The HEA must be periodically reauthorized by Congress and each Title IV program must be funded through appropriations acts on an annual basis. The most recent comprehensive reauthorization occurred in 2008 when Congress reauthorized most HEA programs through the 2014 federal fiscal year. The reauthorization has been temporarily extended in the years that have followed. Congress previously considered comprehensive legislation to reauthorize the HEA, including proposals from Republicans and Democrats, referred to as the Student Aid Improvement Act and the College Affordability Act, respectively, and Congress could consider such legislation again in the future.

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

Eligibility and Certification Procedures. An institution must apply periodically to ED for continued certification to participate in Title IV programs. Recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in ownership resulting in a change of control. An institution may come under review when it expands its activities in certain ways, such as opening an additional location, adding a new program, or, in certain cases, when it modifies academic credentials that it offers.

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

In June 2020, APUS timely applied for recertification to participate in Title IV programs. ED subsequently notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023. APUS must apply for recertification by March 31, 2023. ED issued APUS a provisional program participation agreement, or PPPA, outlining the terms of provisional certification. As described in the PPPA, ED granted approval on a provisional basis because APUS was subject to an open program review at the time of renewal. That program review was closed in January 2021 with no findings, penalties, or further action required.

In July 2021, ED notified RU that in connection with RU’s March 2019 change in ownership that preceded our acquisition of RU, ED was imposing certain temporary growth restrictions on the institution, including imposing limitations on new programs and locations and imposing a cap on the number of students that participate in Title IV programs that can be enrolled. ED also continued to require RU to submit periodic financial and Title IV enrollment reports, a requirement first imposed in connection with the financial responsibility letter of credit described below. In September 2021, RU submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective as of October 14, 2021, that allows RU to continue disbursing Title IV funds while ED reviews the change in ownership application. The TPPPA continues the growth restrictions that ED imposed as a result of the March 2019 change in ownership, including the enrollment cap. The TPPPA specifies that after ED reviews and accepts financial statements and compliance audits for one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek removal of the enrollment cap and approval for new programs that replace current programs. The TPPPA also specifies that at least until after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under our ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. The growth restrictions under the TPPPA could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or changed programs.

In June 2021, HCN timely applied for recertification to participate in Title IV programs. ED subsequently notified HCN that it had been granted provisional certification until September 30, 2023. HCN must apply for recertification by June 30, 2023. As described in the PPPA, ED granted approval on a provisional basis because HCN was subject to an open program review at the time of recertification. As described in “Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews”, in July 2022, HCN received a final program review determination from ED, and in September 2022, ED notified HCN that it had closed the program review and no further action was required.

Administrative Capability. ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV program funds, timely submission of accurate reports to ED, referring to ED’s Office of Inspector General, or ED OIG, credible information that a student or employees with Title IV responsibilities may have engaged in fraud or illegal conduct in connection with Title IV program administration, and various other procedural matters.

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

As of September 30, 2020, prior to the Rasmussen Acquisition, RU had a composite score equal to 1.4. RU elected to post a letter of credit with ED totaling $23.1 million, which represents 10% of the Title IV program funds received by RU during its most recently completed fiscal year. Upon the closing of the Rasmussen Acquisition, APEI was required to fund this letter of credit using a restricted deposit account that required a deposit of 105%, or $24.2 million, to secure the RU letter of credit. Under the TPPPA for RU described above, a letter of credit will continue to be required at least until ED reviews and accepts financial statements and compliance audits that cover one complete fiscal year of RU’s Title IV participation under APEI’s ownership. Additionally, RU is required to make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1. Under HCM1, RU must first make Title IV disbursements to eligible students and parents and pay any credit balances before the institution requests or receives funds for the amount of those disbursements from ED.

ED may also apply the financial responsibility standards to other entities under common ownership with an eligible institution. At the request of ED, for purposes of evaluating the financial responsibility of our institutions, including the composite score calculation, we supply consolidated financial statements to ED. Because ED does not review each of our institution’s financial statements separately, a determination by ED that our consolidated financial statements do not satisfy the “financial responsibility” requirements could cause all of our institutions to lose access to Title IV program funding or result in other penalties or conditions on continued participation.

In September 2019, ED published amendments to its financial responsibility standards that took effect July 1, 2020. We refer to these regulations as the 2019 Borrower Defense Regulations. The 2019 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection, such as a letter of credit, to ED. Triggering events are characterized as either mandatory or discretionary. ED will consider an institution unable to meet its financial or administrative obligations if an institution experiences a mandatory triggering event. ED may consider an institution not to be financially responsible if an institution experiences a discretionary triggering event. If the institution is subject to two or more of these discretionary triggering events, ED will consider the institution to be subject to a mandatory triggering event and therefore unable to meet its financial or administrative obligations. For each triggering event, to demonstrate that the institution remains financially responsible, the institution may submit evidence that the triggering event has been resolved, that the institution has insurance that will cover part or all of the debt or liabilities, or that the triggering event has not or will not have a material adverse effect on the institution. If ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. ED has indicated a target date of April 2023 for publication of proposed regulations to amend the current financial responsibility standards.

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

Using the applicable 90/10 formula, the following table contains the percentage of cash-basis revenue earned from Title IV program funds:

	2020	2021	2022
APUS	35%	34%	31%
RU	76%	75%	74%
HCN	82%	81%	80%

The American Rescue Plan Act or ARPA, which was enacted in March 2021, modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”. ARPA provides that the amendment applies to institutional fiscal years beginning on or after January 1, 2023. ED published final regulations in October 2022 that address ARPA’s amendments to the 90/10 Rule. The regulations provide that for fiscal years beginning on or after January 1, 2023, federal funds used to calculate the “90” side of the ratio include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. ED confirmed that the 90/10 Rule would no longer permit institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages will increase, particularly at APUS. See the Risk Factor captioned “If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs.” The final regulations also include other requirements, including: institutions must request and disburse Title IV funds before the end of the fiscal year (or, for institutions operating under the reimbursement method or the heightened cash monitoring method, make disbursements by the end of the fiscal year and report the funds in the “90%” side of the ratio for that fiscal year); institutions are restricted in when and how they can count institutional loans and alternative financing arrangements as non-federal revenue; institutions may, under certain circumstances, include non-federal revenue from non-Title IV programs in their 90/10 calculation; and institutions must notify ED and students in a timely manner if they fail the 90/10 Rule.

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

Student Loan Defaults. Under the HEA, an educational institution may lose its eligibility to participate in Title IV programs if defaults on the repayment of federal loans by its students exceed 30% for each of three consecutive years, or 40% in any one year. An institution’s cohort default rate is calculated as the percentage of borrowers who entered repayment in the relevant fiscal year who default before the end of the second fiscal year following the fiscal year in which the borrowers entered repayment. If an institution’s cohort default rate is equal to or greater than 30%, it must establish a default prevention task force.

In October 2022, ED released official three-year cohort default rates for federal fiscal year 2019. The final official ED cohort default rates for APUS, RU, and HCN for the federal fiscal years 2017, 2018, and 2019 are as follows:

	2017	2018	2019
APUS	15.2%	9.4%	2.4%
RU	9.4%	7.8%	1.6%
HCN	12.1%	8.1%	1.1%

If one or more of our institutions has a default rate in excess of allowable levels, it could result in that institution’s or those institutions’ loss of eligibility to participate in Title IV programs or incurring additional costs related to default prevention. In March 2020, in connection with the COVID-19 pandemic, ED implemented a temporary freeze on payments and interest accruals for federal student loans that is expected to continue pending implementation of ED’s broader debt relief program or resolution of associated litigation. During this period of temporary relief, we would expect borrowers to be substantially less likely to default on federal student loans, which may have artificially lowered our institutions’ cohort default rates for federal fiscal year 2019 and may similarly artificially lower our institutions’ cohort default rates for federal fiscal years occurring during the forbearance period. Upon expiration of the temporary freeze, borrowers will again need to make repayments on loans and loans will again accrue interest, which may lead to higher cohort default rates.

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

ED recently issued new guidance that significantly expands the types of activities and functions that constitute third-party servicer activities for Title IV purposes, including, for example, recruitment and retention services, provision of software products and services that involve Title IV administration activities, and provision of educational content and instruction. The guidance, with respect to which ED has invited comments, also states ED’s position that an institution may not contract with a vendor that is a third-party servicer for Title IV purposes if the vendor (or its subcontractors) is located outside the U.S. or is owned or operated by an individual who is not a U.S. citizen or national or a lawful U.S. permanent resident. Our institutions must assess their arrangements with third parties to determine whether a vendor must now be treated as a third-party servicer based on the guidance, and such assessment may lead to a need to modify or end existing contracts and establish new contracts.

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

If 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of ED equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. If ED determines that one of our institutions has repeatedly failed to comply with ED regulations, it may take adverse action against the institution on the basis of the repeated finding or may find that the institution has failed to demonstrate administrative capability, as described above. As described in Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews, in January 2022, HCN received a program review report from ED that included a finding related to return of Title IV funds calculations that were not properly calculated. In connection with that finding, HCN was required to conduct a full file review and have the review tested by an independent auditor. In July 2022, HCN issued a final program review determination with respect to all findings, resulting in total liabilities of approximately $12,000.

Misrepresentation. Under the HEA and its implementing regulations, ED may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation regarding the nature of its education program, its financial charges, or the employability of its graduates. The rule covers both acts and omissions of fact.

The Clery Act. Our institutions must comply with certain campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or the Clery Act. The Clery Act requires an institution, among other things, to report to ED and disclose in an annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred on or within the institution’s “Clery geography,” which comprises an institution’s campus and non-campus buildings and property, public property on or adjacent to and accessible from the campus, and in some cases areas within the patrol jurisdiction of the campus police or security department, and to publish certain policies and procedures related to campus safety. A failure to comply with the Clery Act could result in our institutions being fined or having their eligibility to participate in Title IV programs limited, suspended, or terminated, could lead to litigation, or could harm our institutions’ reputation, each of which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.

Borrower Defenses. Under the HEA, ED regulations may specify which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment, or BDTR, of a Direct Loan. ED’s previous regulations permitted a borrower to assert a BDTR of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. In November 2016, ED published the 2016 Borrower Defense Regulations, which address, among other matters, which acts or omissions of an institution of higher education a student borrower or group of borrowers may assert as a defense to repayment of a Direct Loan. For Direct Loans first disbursed on or after July 1, 2017, the 2016 Borrower Defense Regulations created a new federal standard for BDTR of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. The 2016 Borrower Defense Regulations were in effect until the 2019 Borrower Defense Regulations went into effect July 1, 2020. In September 2019, ED published the 2019 Borrower Defense Regulations, which, among other things, modify the BDTR for Direct Loans made on or after July 1, 2020, the limitation periods for such claims, and the processes for resolution of such claims. The 2016 Borrower Defense Regulations continue to apply to all Direct Loans made on or after July 1, 2017 and before July 1, 2020, with certain exceptions pursuant to the 2019 Borrower Defense

Regulations. The 2019 Borrower Defense Regulations apply to all Direct Loans made on or after July 1, 2020 and before July 1, 2023 due to the 2022 Borrower Defense Regulations explained below.

In March 2021, ED announced a revised approach for determining relief for borrowers who successfully assert borrower relief claims. Under this new approach, a borrower will receive full loan relief when evidence shows that the institution engaged in certain misconduct. This policy rescinded the prior administration’s formula that generally granted only partial loan relief for borrower defense claims. Under the 2016 and the 2019 Borrower Defense Regulations, ED may initiate a separate proceeding to collect from an institution the amount of relief granted based on a BDTR claim. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, our repayment liability to ED could have a material adverse effect on our financial condition, results of operations, and cash flows.

On November 1, 2022, ED published final regulations with an effective date of July 1, 2023 to address BDTR, loan discharge, pre-dispute arbitration and class-action waivers, among other issues, or the 2022 Borrower Defense Regulations. The 2022 Borrower Defense Regulations will create a single standard and streamlined process for relief that will: apply to all future and pending BDTR claims as of July 1, 2023 instead of standards varying based on the date of the borrower’s first loan disbursement; define what kinds of misconduct could lead to borrower defense discharges (substantial misrepresentation, substantial omission of fact, breach of contract, aggressive and deceptive recruitment, and certain judgments or final ED actions); establish a reconsideration process for borrowers whose claims are not approved for a full discharge; create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims; and provide a clear timeline for adjudication of group and individual claims. The 2022 Borrower Defense Regulations indicate that ED will hold colleges accountable for the cost of discharges, including by establishing a recoupment process separate from the approval of BDTR claims and making a recoupment determination based on the standards in place at the time the loan was first disbursed.

Closed School Loan Discharge. The 2019 Borrower Defense Regulations modified ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if an institution or location closes. For example, the 2016 Borrower Defense Regulations previously provided for an automatic loan discharge under certain circumstances, but the 2019 Borrower Defense Regulations eliminated the automatic loan discharge for schools closing on or after July 1, 2020. Based on the automatic loan discharge rules, ED found RU responsible for $168,630 in closed school loan discharges as a result of campus consolidations in North Dakota in 2015 and in Wisconsin in 2016; the liability was reduced on appeal to $77,569. RU may also face closed school discharge liabilities as a result of the 2021 consolidation of two Florida campuses. The 2022 Borrower Defense Regulations will provide for automatic discharges to any borrower who was enrolled within 180 days prior to a school’s closure and who did not complete their education at the school or through an approved teach-out agreement at another school within one year after the closure of their original school. The final regulations shorten the previous period for automatic discharge so borrowers do not default on their loans after a closure of their school.

Dispute Resolution. The 2019 Borrower Defense Regulations also generally removed prohibitions on pre-dispute arbitration agreements or class action waivers contained in the 2016 Borrower Defense Regulations and required institutions whose students must enter into pre-dispute arbitration agreements or class action waivers as a condition of enrollment to disclose publicly those requirements in an easily accessible format and prohibited such institutions from requiring a student to participate in arbitration or any internal dispute resolution process prior to filing a BDTR application with ED. The 2022 Borrower Defense Regulations prohibit institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained.

COVID-19 Financial Aid Matters. ED has issued several guidance documents regarding the appropriate use of monetary relief provided to higher education institutions in connection with the COVID-19 pandemic and related reporting requirements regarding regulatory flexibility in the administration of federal student aid as a result of challenges related to COVID-19. These guidance documents provide institutions further information on allowable practices for the administration of federal work study, measurement of satisfactory academic progress, and proper return of unearned federal student aid to ED. In addition, ED implemented a temporary freeze on payments and interest accruals for federal student loans. This administrative forbearance period began on March 20, 2020 and was extended several times. On November 22, 2022, ED announced that the administrative forbearance would continue pending implementation of ED’s broader debt relief program or resolution of associated litigation. Specifically, payments will resume 60 days after ED is permitted to implement the program or the litigation is resolved. If the program has not been implemented and the litigation has not been resolved by June 30, 2023, payments will resume 60 days after that date. We cannot predict the extent to which the ongoing effects of the COVID-19 pandemic or related regulatory or legislative activity may impact us or our institutions in the future.

Other Department of Education Regulation

Privacy of Student Personal Information and Records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and ED’s regulations implementing FERPA require education institutions to protect the privacy of students’ education records by, among other things, limiting disclosure of a student’s personally identifiable information without prior written consent. If an institution fails to comply with FERPA, ED may require corrective actions or terminate eligibility to participate in Title IV programs. In addition, education institutions engaged in financial activities such as the granting of student loans are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, and implementing regulations, which among other things, requires reasonable security practices to protect personally identifiable financial information of students, parents, or other individuals in a customer relationship with the institution. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. Institutions are also subject to the FTC’s general deceptive and unfair practices jurisdiction of Section 5 of the FTC Act for processing student information. FTC enforcement focuses primarily on: (1) collecting, using, sharing, or retaining personal information inconsistent with representations, commitments, and promises in privacy policies and other public statements; (2) privacy policies that do not adequately inform consumers about actual practices; and (3) failing to reasonably protect the security, privacy, and confidentiality of personal information. Institutions must also comply with the FTC Red Flags Rule, a requirement designed to identify and mitigate identity theft for certain student accounts. States can also bring similar enforcement actions under so called “mini-FTC Acts” as well as other applicable privacy and security laws. For example, the California Consumer Privacy Act, or the CCPA, and implementing regulations impose disclosure and notice obligations on institutions and provides a broad array of consumer rights relating to California residents and their personal information, including among others, the right to access personal information, the right to opt out of sales of personal information, and the right to delete personal information. The CCPA has the potential for significant civil penalties for failing to comply as well as a private right of action and statutory damages for data breaches that are the result of unreasonable security. The California Privacy Rights Act, or CPRA, will expand the CCPA’s requirements when it becomes effective in 2023 and other comprehensive state privacy laws with varying requirements also come into effect in 2023. Our collection of personal information relating to individuals in the European Union, or EU, may implicate the EU’s comprehensive General Data Protection Regulation, or GDPR. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation.

Accessibility for Students with Disabilities. Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance, which includes us. ED’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, has asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, ED’s Office for Civil Rights has taken enforcement action against several institutions of higher education, including primarily online institutions, after determining that their websites and online learning management platforms were not accessible to persons with a disability. If one of our institutions is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. An institution that does not come into compliance with Section 504 could lose access to federal funding, including the ability to participate in the Title IV programs and TA.

Title IX. Title IX of the Education Amendments of 1972, or Title IX, prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. ED regulations effective as of August 2020 define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. In June 2022, ED released proposed regulations that would significantly revise how schools, including higher education institutions, must address cases involving sex-based discrimination, including cases of sexual harassment, sex-based harassment, and assault. The proposed regulations also would explicitly include protections against discrimination based on sexual orientation, gender identity, and sex characteristics. In addition, the proposed regulations would update protections against discrimination because of pregnancy, related conditions, or terminations of pregnancy.

Distance Education. Regulations that were effective July 2021 provide institutions additional flexibility in offering distance education and competency-based education programs. Definitions in the rule clarify the instructional requirements that distance education programs must abide in order to remain eligible for Title IV disbursements. Failure to comply with these standards could lead to adverse actions by ED.

Department of Defense

Regulation of Tuition and Credentialing Assistance

Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the DoD’s TA program. Service members may use TA to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by ED. APUS participates in TA, and for students in APUS undergraduate, and beginning January 2020, for students in APUS master’s programs, APUS provided grants so that APUS tuition rates per credit hour can be 100% covered by TA provided that the student does not exceed the annual limits per student. RU and HCN also participate in TA. RU’s active-duty military students in most undergraduate programs and master’s level graduate programs receive per credit tuition pricing at a tuition rate that is commensurate with available TA funding to allow tuition charges to be 100% covered by TA. HCN offers an alumni achievement grant of up to $1,200 to assist qualifying PN program alumni as they progress into the ADN program, as well as an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources.

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

DoD requires educational institutions to meet certain criteria, including generally having at least 20 students on base, and to request access in writing that outlines among other things the specific purpose of the visit, in order to access installations solely to provide counseling, and the Air Force expressly prohibits education institutions from holding regular or recurring office hours on installations solely to provide counseling. This limits APUS’s ability to support existing students and serve new students. If APUS is not able to improve its access to military installations and its existing students on those installations, or find alternative methods to serve those students, its military enrollments may decline.

Each institution participating in TA is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in TA. Pursuant to the DoD MOUs, among other requirements, institutions must: explain certain tools to service members, such as ED’s “College Navigator” website and the “Paying for College” website of the CFPB; comply with requirements related to readmission policies for service members; abide by limitations on the use of funds derived from TA; provide certain academic and student support services; disclose information about transfer of credit; in certain circumstances, return TA funds to DoD (such as when a student ceases to attend or an institution cancels a course); offer to service members loan counseling before private student loans are offered or recommended; and comply with ED’s Title IV “program integrity” rules, including rules related to incentive payments and misrepresentation. The DoD MOUs also provide that an institution may only participate in TA if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. Additional information regarding the potential risks associated with the DoD MOUs is provided in the “Risk Factors” section of this Annual Report.

Several federal government agencies have established an online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill, TA, and other military-related education benefit programs. An institution having recurring substantive complaints, or demonstrating an unwillingness to resolve complaints, may face a range of penalties, including revocation of its MOU and removal from participation in TA.

In addition to TA, branches of the U.S. military offer CA, which links soldiers to and in many cases provides funds for approved training courses or exams related to occupational licenses or certifications, and associated books, supplies and materials. Students in the military may use both TA and CA, subject to a combined cap on benefits. COOL is a program for each of the military branches and DoD civilians that links military occupations and experiences to civilian credentials (e.g., occupational certifications, licenses, and apprenticeships). While benefits vary by service, service members may be eligible for assistance in paying for certifications, including by prior payment (e.g., vouchers) or service member reimbursement. Students must meet certain eligibility requirements in order to receive CA, including in some cases service time, experience, and TA eligibility requirements. The Army additionally offers an expanded credentialing program designed to support soldiers who wish to pursue civilian credentials, licenses, and certifications that lead directly to a specific job, including in areas outside of a soldier’s Military Occupational Specialty. Through Army CA, soldiers can request funding for fees associated with qualifying programs listed on Army COOL. APUS is an approved training provider for Army CA programs. Students in the Army utilizing both Army CA and TA are subject to an annual combined cap on benefits of $4,000. We believe other service branches may follow the Army’s example or pursue other approaches to enhancing support for credentialing, including, for example, the Coast Guard’s CA Program, which has an annual combined cap on benefits of $9,000.

Department of Defense Funding

A series of automatic federal budget cuts, known as sequestration, have impacted certain federal student aid programs since fiscal year 2013 and have been extended through fiscal year 2030. As a result of uncertainty about the availability of funding, several military branches initially suspended and later announced changes to their TA programs. For example, the Army now requires service members to complete one year of service after graduation from Advanced Individual Training in order to be eligible for TA, and the Army and the Coast Guard have both reduced the total per service member annual benefits.

Congressional inaction on budgetary matters has led to lapses in funding, resulting in government shutdowns, and subsequent policy changes that have affected federal student aid programs at DoD. A future government shutdown, particularly one that includes DoD or suspension or resulting modification of TA programs, including in connection with the failure to increase or a delay in increasing the federal debt ceiling, could have a material adverse effect on APUS’s enrollments and on our cash flows, results of operations, and financial condition.

Funding shortfalls have also affected DoD federal student aid programs. For example, as a result of the expected exhaustion of annual TA benefits available to sailors, in May 2019, the Navy ceased approving TA funds for eligible sailors until the start of the government’s fiscal year 2020. Currently, Navy service members must have a minimum of three years of service before becoming eligible to use TA and cannot be in their last year of service, and for TA and the Navy College Program for Afloat College Education, funding is capped at 18 semester hours per fiscal year combined, and career funding is capped at 120 semester hours combined. In addition, eligible sailors can only use TA to fund two courses each quarter of the fiscal year, and reservists on one-year orders are ineligible for TA.

We expect each military branch and the DoD to continually evaluate their approach to education funding, and the resulting changes could have an impact on the funds available to service members to pursue their education at our institutions.

Department of Veterans Affairs

The VA administers education benefits provided by federal law, including the Montgomery GI Bill, or GI Bill, and the Post-9/11 GI Bill. APUS, RU and HCN are approved to provide education to veterans and members of the selective reserve and their dependents by the state approving agencies where the campus is located. In order for an institution to participate in VA education benefits, it must be a participant in the Title IV programs.

For the 2022-2023 academic year, an eligible veteran who attends a non-public U.S. institution may receive veterans’ education benefits to pay for tuition and fees based on the net cost to the veteran up to $26,381.37. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members in that location who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive a monthly housing allowance equal to 50% of the national average, or $916.50 per month.

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

The Johnny Isakson and David P. Roe, M.D. Veterans Health Care and Benefits Improvement Act of 2020, or the Isakson Roe Act, enacted in January 2021, modified policies related to GI Bill and other VA-administered education funds, in part to align VA requirements with DoD and ED requirements related to student financial aid. Section 1018 of the Isakson Roe Act mandates that schools that receive veterans education benefits: (i) provide VA students with information on total cost of an education program, an estimate of debt the student will have upon graduation, graduation rates, requirements to obtain any license, certification, or approval for which the course of education is designed to provide preparation, and certain other information; (ii) inform VA students of the availability and potential eligibility of federal financial aid before packaging or arranging private student loans or alternative financing programs; (iii) avoid fraudulent and unduly aggressive recruiting or automatic renewal techniques; (iv) avoid misrepresentations or payment of incentive compensation on the basis of securing enrollments; (v) provide VA students with information regarding graduation requirements; (vii) obtain required approvals from the institutions’ accrediting agency for new courses or programs; (viii) maintain a policy to accommodate service members and reservists to be readmitted if they are temporarily unable to attend due to service requirements; and (ix) appoint a point of contact to provide academic and financial aid advising.

The Responsible Education Mitigating Options and Technical Extensions Act, enacted in December 2021, provides COVID-19 related extensions to certain veterans education benefits and clarifies that the Isakson Roe Act Section 1018 prohibition on incentive compensation does not apply to foreign students residing outside the U.S. who are ineligible for federal student financial aid.

Institutions were generally required to be in compliance with the Isakson Roe Act by August 2021. However, the Isakson Roe Act allowed institutions to seek from the VA a one-academic-year waiver of Section 1018. Subsequently, the REMOTE Act delayed the effective date of the Isakson Roe Act’s Section 1018 requirements to August 1, 2022, and institutions were permitted to seek a one-academic-year waiver of that deadline beginning June 15, 2022. RU did not seek a waiver of the August 1, 2021 compliance deadline and believes it satisfied Section 1018 requirements by that deadline. In September 2021, APUS and HCN received waivers for the requirements of Section 1018 for the period August 1, 2021 through July 31, 2022. APUS and HCN did not seek additional waiver extensions and believe they satisfied Section 1018 requirements by July 31, 2022.

The Training in High-Demand Roles to Improve Veteran Employment Act, or the THRIVE Act, enacted in June 2021, amended provisions related to veterans education programs found in the American Rescue Plan Act of 2021 and the Isakson Roe Act. The legislation requires the VA to work with the Department of Labor to determine the list of high-demand occupations for rapid retraining assistance, excludes programs pursued solely through distance learning on a half-time basis or less from the housing stipend available to those in the retraining program, and requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The legislation also requires the VA to take disciplinary action if a person with whom an institution has an agreement to provide educational or recruiting services violates the VA’s incentive compensation prohibitions.

On August 26, 2022, the President signed into law the Ensuring the Best Schools for Veterans Act of 2022, which modifies how the VA implements the rule generally forbidding use of VA benefits for students enrolling in a program in which more than 85% of students enrolled in the program have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA, or the 85/15 Requirement. Among other things, the law clarifies that reporting associated with the 85/15 Requirement generally does not apply to institutions at which 35% or fewer students receive GI bill benefits, computed separately for the main campus and any branch or extension of the institution. The law also exempts programs for which fewer than 10 students have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA. An institution that meets the requirements for an exemption must submit verifying information to the VA on a biennial basis.

Additional Sources of Student Payments
In addition to the Title IV, DoD, and VA programs described above, eligible students may participate in other financial aid programs or receive support from other governmental and private sources. Some of our students finance their own education or receive full or partial employer tuition reimbursement. Our institutions enter into agreements with various employers through which our institutions agree to a variety of terms, including terms related to the provision of tuition grants to eligible employees. Our institutions may offer interest free payment plans of less than 12 months to students to assist them with the financing of educational expenses. In certain circumstances, our students may access alternative loan programs from a number of private lenders, which are intended to cover the difference between what the student receives from all financial aid sources and the student’s total cost of attendance. As a condition to an institution’s participation in the Title IV programs, the institution must adopt a code of conduct pertaining to student loans, including alternative loans.

RU and HCN both offer their students an extended payment plan option. The extended payment plans are designed to assist students with educational costs including tuition and fees. The extended payment plans are subject to various federal and state laws and regulations, such as the Truth in Lending Act as implemented in Regulation Z, the Equal Credit Opportunity Act

as implemented in Regulation B and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act.

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

Consumer Protection

Consumer Financial Protection Bureau

The CFPB has pursued enforcement actions against certain for-profit institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2021, the CFPB Education Loan Ombudsman released its annual report analyzing approximately 1,900 private student loan complaints and approximately 3,400 federal student loan complaints received between September 1, 2020 and August 31, 2021. In October 2022, the annual report analyzed approximately 2,960 private student loan complaints (an increase of approximately 56% compared to prior-year data) and approximately 5,450 federal student loan complaints (an increase of approximately 60% compared to prior-year data). We do not know what enforcement actions the CFPB may pursue, or what steps Congress or federal agencies may take, in response to these reports and whether such actions, if any, will have an adverse effect on our business or results of operations.

Federal Trade Commission

In October 2021, in what it termed a broad-based initiative to deter for-profit college fraud, the FTC issued informational notices to 70 for-profit higher education institutions, including APUS and RU, informing them of certain marketing practices the FTC had previously determined to be deceptive or unfair and therefore unlawful under the FTC Act. The FTC indicated that an institution’s receipt of the notice was not an indication that the institution has engaged in deceptive or unfair conduct. The informational notices were sent in furtherance of an FTC Act provision permitting penalties against those engaging in unfair or deceptive acts or practices with actual knowledge of their unfair or deceptive nature. The informational notices informed the institutions that engaging in such practices could subject a company to civil penalties under that provision. By providing the informational notices, the FTC is able to document that the institutions have knowledge that the FTC has found these marketing practices to be unfair or deceptive. The FTC also announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Federal Student Aid and the VA. We do not know what enforcement actions the FTC may pursue in light of its recent informational notices and whether such actions, if any, will have an adverse effect on our business or results of operations.

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
Our institutions are subject to compliance reviews and audits by various external agencies, including ED, ED OIG, state licensing agencies, DoD, VA, and accrediting agencies. The HEA and ED regulations also require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable ED OIG audit standards. In addition, to enable ED to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with ED regulations.

In September 2016, ED began a program review of APUS’s administration of the Title IV programs during the 2014-2015 and 2015-2016 award years. ED closed the program review in January 2021, with no findings, penalties, or requirements for further action.

In July 2017, ED began a program review of RU’s administration of Title IV program during the 2015-2016 and 2016-2017 award years. In September 2022, RU received a program review report from ED that asserted 14 findings of noncompliance with Title IV rules, including rules related to Title IV administration, policies, and consumer information and reporting requirements, and the federal work study, Pell Grant, and Federal Supplemental Educational Opportunity Grant programs. The program review required RU to do a review in connection with the federal work study finding, prepare policies and procedures, return small amounts of funds to two students, provide training, and take other actions in connection with the findings, and to provide a response, which RU timely provided. ED will review the response and then issue a final program review determination specifying any liabilities. At this time, we cannot predict the outcome of the RU program review, when it will be completed, or whether ED will place any liability or other limitations on RU as a result of the review.

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

In order to participate in TA, institutions must agree to participate in DoD’s Voluntary Education Institutional Compliance Program, or ICP. An institution that through the ICP is found noncompliant with DoD requirements and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA. APUS has previously been subject to ICP reviews.

Potential Effect of Regulatory Violations
If our institutions fail to comply with the regulatory standards governing Title IV programs, ED could impose one or more sanctions, including transferring our institutions to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring the posting of an irrevocable letter of credit in favor of ED as a condition for continued Title IV certification, taking emergency action against our institutions, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate participation in Title IV programs. If our institution’s approval to participate in Title IV programs is terminated, it will also lose its ability to participate in TA pursuant to its DoD MOU, as well as in education benefits administered by the VA.

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

Regulatory Actions and Restrictions on Operations

Many actions that we may wish to take in connection with our operations are subject to regulation from a variety of agencies. For example, ED’s regulations, state regulatory requirements, and accrediting agency standards may, in certain instances, limit our ability to acquire or sell institutions, and to establish additional locations and programs. For example, as described in “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, RU is currently subject to certain temporary growth restrictions on the institution, including imposing limitations on new programs and locations and imposing a cap on the number of students that participate in Title IV programs that can be enrolled. Many states require approval before institutions can add new programs, campuses, or teaching locations. Generally, these agencies require institutions to notify them, and sometimes require institutions to obtain their approval, in advance of opening a new location or implementing new programs. APUS is regulated by its institutional accreditor, the HLC, as well as a state agency in West Virginia. RU’s is regulated by its institutional accreditor, the HLC, as well as the six state agencies where RU physical campuses are located, which include Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin. HCN is regulated by ABHES, and the state agencies in Ohio, Indiana, and Michigan.

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

For example, the Rasmussen Acquisition was required to be reported to, and in some cases approved by, various education regulatory bodies. RU also pursued post-closing notices and consents related to the change in ownership. State agencies, accreditors, boards of nursing, and other relevant regulators also required further action with respect to the Rasmussen Acquisition. For example, HLC required an additional site visit within six months of the closing date of the Rasmussen Acquisition, and the visit occurred in February 2022. Additionally, some regulators required approval after the change in ownership in order to continue proper licensure, accreditation, approval, or authorization.

In addition, on January 1, 2022, APEI acquired substantially all of the assets of GSUSA for approximately $1.0 million, subject to working capital adjustments. GSUSA is licensed by the D.C. Higher Education Licensure Commission, or DCHELC, and accredited by ACCET. DCHELC and ACCET approved the transaction.

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

The HEA provides that after an institution undergoes a change in ownership and control ED may temporarily provisionally certify the institution based on a materially complete application received within 10 business days after the change occurred. ED may continue such temporary provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application, provided the institution has timely supplied all required information and documentation. If ED approves the application, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification.

When a change in ownership and control occurs, ED applies certain financial tests to determine the financial responsibility of the institution under the new ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership and control, and the same-day balance sheet must satisfy certain requirements. In addition, when a change in ownership and control occurs and there is a new owner, the institution must submit to ED the new owner’s audited financial statements for its two most recently completed fiscal years. If those audits do not satisfy ED requirements, ED may impose conditions on continued Title IV participation, such as a letter of credit, certain growth restrictions including with respect to adding locations and programs, and additional monitoring requirements. ED’s financial responsibility standards are described more fully above in “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”.

In October 2022, ED announced final regulations relating to change in ownership and change in control rules and procedures, effective July 1, 2023. The ownership interest threshold for publicly traded corporations remains at 25%, as described above. For entities that are not closely held or publicly traded corporations, including limited liability companies, limited liability partnerships, limited partnerships, and similar types of legal entities, the final regulations increase the ownership interest threshold from 25% to 50% for a change in ownership that results in a change in control automatically triggering ED’s approval process, and also provide that ED’s approval process may apply when a change in control occurs despite not meeting the 50 percent threshold. The final regulations also require institutions to notify ED and students of a planned change in ownership that results in a change in control at least 90 days in advance. In addition, the final regulations impose reporting obligations on institutions for changes in ownership that do not result in a change in control, lowering the threshold for reporting such changes from 25 percent to 5 percent ownership interest for all entity types. The final regulations also: require additional financial protection (i.e., letters of credit) when a new owner is lacking financial statements or as ED determines necessary; and eliminate the existing requirement that ED continue an institution’s participation with the same terms and conditions in their Title IV agreement as prior to the transaction. In addition, the final regulations define “main campus” and modify the definitions of “additional location” and “branch campus” to clarify that a location must be within the same “ownership structure” of the institution.

State Regulatory Agencies
Many states require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status. The types of and triggers for such reporting or approval vary, but many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control may require us to obtain approval of the change in ownership and control in order to maintain our state approval. In certain circumstances, state approving agencies responsible for oversight of veterans education benefits also may require an institution to obtain approval for a change in ownership and control.

Accreditors
Many accrediting agencies, including HLC, require institutions of higher education to report or obtain approval for certain changes in legal status, ownership, form of control, or other aspects of institutional status, but the types of and triggers for such reporting or approval vary. Many accrediting agencies also require on-site evaluations to confirm the appropriateness of any approval. Some accrediting agencies’ oversight may also extend to defined changes that occur in an institution’s parent or controlling entity, and not necessarily the institution itself. Such oversight could trigger additional reviews of the institution and possible change in accreditation status.

Should we attempt to enter into transactions with institutions accredited by other accreditors, we would be required to follow the requirements of such accreditors. Our management may not have experience with the accreditors of the target institution, which would increase the risks related to such a transaction and management of the institution subsequent to the transaction.

Restrictions on Adding Locations and Educational Programs
ED may, as a condition of participation in Title IV programs, require prior approval of new locations, programs, or otherwise restrict the number of programs an institution may add. ED’s regulations require institutions to report and, in certain cases (such as when an institution is provisionally certified such as ours), to seek approval for a new additional campus location at which at least 50% of a program will be offered if the institution wants to disburse Title IV program funds to students enrolled at that location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and programs and disburse Title IV program funds in connection with those locations and programs without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

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

Other Regulations

GSUSA’s contracts are governed by the Federal Acquisition Regulation, or FAR, a regulatory framework. The FAR affects how GSUSA interacts and does business with its federal government clients, including by providing government agencies with rights not typically found in commercial contracts. Our government contracts may provide for termination by the government at any time, without cause. In addition, we may be subject to audits and investigations relating to these contracts, and any violations could result in civil and criminal penalties and administrative sanctions, including termination of contract, refund or suspension of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. Information about risks associated with GSUSA’s contracts being governed by the FAR is provided in the “Risk Factors” section of this Annual Report.

Other Recent Legislative and Regulatory Activity

Many of our students rely on federally funded programs, including Title IV programs, TA and education benefits administered by the VA that may be affected by changes in the federal budget. Due to the substantial amount of federal funds disbursed to schools through Title IV programs, TA and education benefits administered by the VA, the large number of students and institutions participating in these programs, and significant political interest in the cost of education, Congress continues to show interest in regulation and oversight of institutions of higher education, especially those that are for-profit.

In addition, ED held negotiated rulemaking sessions from January through March 2022 to address other topics for which proposed or final regulations have not yet been issued, including ability to benefit provisions, certification procedures for participation in Title IV programs, financial responsibility requirements, gainful employment program requirements, and standards of administrative capability.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this Annual Report, including our “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any of the risk factors described below could significantly and adversely affect our business, financial condition, results of operations, cash flows, and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also adversely affect our business, financial condition, results of operations, cash flows, and prospects. As a result of the risks and uncertainties described below as well as such additional risks and uncertainties, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Attracting and Retaining Students

Our success and financial performance depend on the effectiveness of our ability to attract students who persist in our institutions’ programs.

Building awareness and reputation among potential students of our institutions and the programs they offer is critical to our institutions’ ability to attract new students. In order to maintain and increase our revenue, profits, and cash flows, our institutions must continue to attract new, qualified students in a cost-effective manner, and these students must remain active and successful in our institutions’ programs. In addition, because our institutions experience declines in their student populations as a result of graduation, transfers to other academic institutions, withdrawals, military deployments, and other reasons, in order to grow we need to first attract sufficient students to replace those who have left. Some of the factors that could prevent us from successfully advertising and marketing our institutions’ programs and from successfully enrolling and retaining qualified students in those programs include:

•our institutions’ failure to maintain accreditation, state authorization, eligibility for Title IV programs or other sources of financial aid, or other approvals;
•the emergence of more, and more successful, competitors, and alternative education models, including from military services, as a greater number of schools pursue online education, and in the nursing education geographies we serve;
•changes and revisions to policies of the DoD and the various military services;
•challenges in maintaining strong relationships with military and military-affiliated communities;
•factors related to our institutions’ marketing, including the costs of internet advertising and multi-faceted interactive marketing campaigns;
•challenges in designing initiatives that successfully attract students, including nursing students, who are likely to persist and succeed in our programs;
•the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;
•performance problems with our institutions’ online systems;
•increased regulation of online education, including in states in which we do not have a physical presence;
•limitations on our ability to enroll nursing students or offer nursing education programs as a result of failure to satisfy NCLEX pass rate requirements;
•investigations or litigation by government agencies, other regulators, or private parties that may limit our ability to operate or damage our reputation;
•challenges in maintaining a positive reputation among students, employers, and other stakeholders;
•student dissatisfaction with our institutions’ services and programs;
•a decrease in the perceived or actual economic benefits that students derive from our institutions’ programs or programs provided by for-profit schools generally;
•failure to develop, deliver and maintain a message or image that resonates well with our institutions’ students;
•adverse publicity regarding us, our institutions, our competitors, or online or for-profit education generally;
•challenges related to RU’s transition from Collegis for marketing services to in-house marketing;
•failure to maintain and improve our campuses;
•challenges in maintaining, developing, and expanding GSUSA’s customer relationships with the federal government and its employees, including as a result of challenges in marketing to the federal government; and
•a decline in the acceptance of or demand for online education generally, including as the COVID-19 pandemic continues to abate.

If we are unable to continue to develop awareness and a positive reputation of our institutions and the programs we offer, and to recruit and enroll students that persist in our programs over time, our enrollments will suffer and there could be a material adverse effect on our financial condition and results of operations.

If we are unable to effectively market our programs or expand into new markets, our results of operations would be negatively affected.

Our marketing strategy for APUS traditionally focused on building long-term, mutually beneficial relationships with businesses, other organizations, and individuals in the military, military-affiliated, and public service communities. We must continue to develop and expand marketing channels that attract college-ready students unaffiliated with the military who may perform well at APUS, including given limitations on access to military students, as discussed further below under the Risk Factor that begins “If APUS does not have strong relationships with, and access to, various military installations...”, and a continued focus on efforts to attract students outside of the military, including in order to maintain compliance with the 90/10 Rule. However, we have experienced challenges attracting such students, and there is no assurance that we will be able to do so on a cost-effective basis or to prevent a further decline in non-military enrollments at APUS.

Furthermore, because APUS’s tuition is generally lower than that of most of its competitors, it has fewer dollars to spend per student on marketing and advertising than our competitors. Our pricing structure and margin profile may limit the availability of financial resources to be used for marketing and enrollment generation purposes. Nevertheless, we have tried to, and may in the future try to, implement new marketing tactics and channels, including those with which we have no experience, and there is no guarantee that our marketing and branding efforts will achieve their desired results. If we are unable to develop and optimize marketing and advertising programs that are effective in developing awareness of our institutions and the programs we offer and their value propositions and are unable to enroll and retain qualified students in military and non-military markets, our enrollments would suffer, and there could be a material adverse effect on our financial condition and results of operations.

The success of RU and HCN depend, in part, on our ability to maintain and increase student enrollments in those institutions’ programs. As part of our strategy to continue to build a national nursing platform, we intend to open new campuses and other operating locations, similar to the new HCN campus in Detroit, Michigan that started its first class in October 2022. Such actions require us to obtain appropriate federal, state, and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. We continue to work on identifying the appropriate balance of academic achievement requirements, admissions requirements, and attracting appropriate students, as well as identifying and remediating the factors impacting enrollments, but cannot predict whether our initiatives and efforts will be successful over the long term if at all. In addition, with the opening of new campuses, we have been and will be marketing in geographic areas in which our institutions did not previously have a campus, and these marketing efforts may not be successful. If in the future we are unable to effectively market RU’s and HCN’s programs, we may not be able to successfully maintain and increase those institutions’ enrollments, which would negatively affect our results of operations.

If we are unable to, or suffer any delay in our ability to, obtain appropriate approvals and accreditations, open, and attract additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise effectively manage the operations of newly established campuses, our results of operations and financial condition could be adversely affected. In addition, the inability to expand existing programs efficiently, or successfully, pursue new program initiatives, and add new campuses, including as a result of marketing failures, would harm our ability to grow our business and could have an adverse impact on our financial condition.

If APUS does not have strong relationships with, and access to, various military installations and installation education centers, our ability to maintain enrollments from military students and our future growth may be impaired.

As of December 31, 2022, approximately 65% of APUS’s students self-reported that they served in the military on active-duty at the time of initial enrollment, and students participating in TA constituted approximately 47% of APUS’s adjusted net course registrations for 2022. We are highly dependent on our relationship with the military and its members, and our ability to attract and retain military service members as students. Because APUS relies on referrals and personal relationships for recruiting, impediments to access can have an adverse effect on maintaining and generating registrations from military students.

DoD requires us to meet certain criteria, including generally having at least 20 students on base, and to request access in writing, in order to access installations solely to provide counseling, and the Air Force expressly prohibits us from holding regular or recurring office hours on installations solely to provide counseling. This adversely affects our efforts to support existing students and serve new students. Furthermore, DoD MOUs, which specify terms and conditions of participation in TA and are discussed in more depth in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Defense”, and the related increased focus by DoD on relationships with and oversight of educational providers, or additional DoD restrictions, could lead to adverse changes in the nature of our relationships with military installations and their education centers and our access to military service members.

An inability to maintain strong relationships with installation education centers and with military service members would have an adverse effect on APUS’s ability to attract and retain qualified students, resulting in an adverse effect on our financial condition.

Our student registrations, revenue, and cash flow have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition to new systems for soldiers to request TA.

APUS relies on the ability of the Army, and the other branches of the Armed Forces, to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army in 2021 transitioned from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, for soldiers to use to request TA. This transition was beset by delays and disruption of the Army’s TA programs. In connection with the transition, we experienced challenges related to system performance, process changes and third-party software defects, and there was an adverse impact on registrations and revenue, profits, and cash flow in second and third quarters of 2021. Due to the transition, ArmyIgnitED does not currently reflect all courses previously taken by soldiers at APUS in the relevant period or all amounts due to APUS. Our efforts to work with the Army to resolve these discrepancies continue but may be unsuccessful. We could incur bad debt expense if the Army does not recognize and process payments for all courses taken by soldiers during this period, or if soldiers do not otherwise pay the tuition for courses not reimbursed through Army TA.

In August 2022, the Army transitioned from the initial version of ArmyIgnitED to an upgraded ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices from July 30, 2022 until August 29, 2022, which impacted our ability to collect on our accounts receivable, caused our accounts receivable to increase and, as a result, may cause our bad debt expense to increase. As of December 31, 2022, approximately $26.0 million, of which $16.5 million is older than 60 days from the course start date, was due from the Army due to the disruption caused by the transition to ArmyIgnitED and upgrade to ArmyIgnitED 2.0. There can be no assurance that our efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable, bad debt, and cash flow will be successful or that ArmyIgnitED 2.0 will work as expected. Furthermore, some payments from the Army that were expected in 2022 were delayed into 2023, which together with recent amendments to the 90/10 Rule is expected to cause APUS’s 90/10 Rule percentage to increase and could make it less likely that APUS meets the 90/10 Rule requirements for 2023. Any future delays in receipt of funds from the Army, or other service branches could have an adverse impact on our cash flow and results of operations.

Difficulties associated with this or any further upgrade or transition to a new service provider, including the related data migration, could cause further disruption to soldiers’ ability to seek and obtain TA and to the Army’s processing of invoices and payments to APUS. We could experience similar challenges with any other system transitions undertaken by other branches of the DoD or the government. For example, VA has announced that it plans in 2023 to upgrade systems used for veteran education benefits, and we have no assurance that this upgrade will not disrupt veteran access to those benefits and our ability to collect on related accounts receivable. The inability of soldiers to participate in TA programs, or of veterans to access VA education benefit programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition.

Enrollments and course registrations by active-duty service members may be adversely affected by a variety of factors not directly related to education programs, including changes in military activity and budgets.

Events not directly related to education programs could lead to a reduction in registrations from students on active-duty. For example, after experiencing an increase in net course registrations in 2020, which we believe may have been due in part to the impact of the COVID-19 pandemic, registration and enrollments thereafter moderated, including as a result of broader education sector enrollment headwinds and, in certain periods, disruption resulting from the transition to ArmyIgnitED. Large-scale personnel reductions or other significant drawdowns of U.S. active-duty military forces would also likely have a negative effect on enrollment and course registrations. Increased operations and overseas deployments could also negatively impact the ability of certain active-duty military students to pursue higher education, including due to increased demands on active-duty service members and limited internet access associated with some deployments.

The United States is nearing the federal debt ceiling, the Department of the Treasury has begun implementing measures to prevent a default on the U.S. national debt, and certain members of Congress have called for negotiations to reduce federal spending in exchange for increasing the debt ceiling. Budget cuts or constraints, including in connection with the failure to increase or a delay in increasing the federal debt ceiling, could negatively affect us by leading to force reductions or cuts to services and tools that we or APUS’s students rely upon for recruitment, enrollment, access, and TA. Even temporary changes to military activity and budgets may adversely affect operations. For example, funding for the federal government or portions thereof, including the DoD, Department of Homeland Security, and Coast Guard, lapsed and resulted in partial shutdowns in 2018 and 2019. Any future government shutdown could have a material adverse effect on APUS’s enrollments and on our cash flows, results of operations, and financial condition, and U.S. government default on its debt would have broad adverse macroeconomic effects that would materially affect our cash flow and results of operations.

We will remain subject to the risk of events that occur within and with respect to the military, even where they do not directly relate to the use of TA. Because of our dependence on active-duty military students, changes that occur within and with respect to the military could have a material adverse effect on our operations.

DoD’s MOUs impose extensive regulatory requirements on our institutions with respect to participation in DoD TA programs, and our revenue and number of students would decrease if our institutions are no longer able to receive funds under DoD TA programs or if TA is reduced, eliminated, or suspended.

As described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Defense” and “Regulatory Environment – Compliance with Regulatory Standards and the Effect of Regulatory Violations – Compliance Reviews”, each institution participating in TA is party to an MOU in a similar form outlining certain commitments and agreements in connection with accepting funds from TA. For example, the MOUs include an agreement to participate in the ICP in order to participate in TA. An institution that is found noncompliant with DoD requirements through the ICP and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA.

The DoD MOUs also provide that an institution may only participate in TA if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. Failure to comply with an MOU could result in an institution losing the ability to participate in TA. We also believe that in certain circumstances DoD may impose sanctions for failure to comply other than denying an institution the ability to participate in TA, including restricting student enrollment in TA programs, suspending an institution from enrolling new students, limiting access to military installations, subjecting the institution to heightened compliance oversight, or otherwise limiting an institution’s ability to participate in TA. If we fail to comply with the requirements of an MOU, it could result in sanctions, up to losing the ability to participate in TA, that could have a significant adverse effect on our results of operations and financial condition.

Students participating in TA constituted approximately 47% of APUS’s adjusted net course registrations for 2022. We do not know the scale or nature of future actions that may be taken with respect to TA, which could include eliminating those programs, reducing the funds, benefits, or level of reimbursement available thereunder, changing the eligibility criteria for beneficiaries, enacting new restrictions on institutional participation, or imposing other eligibility criteria on institutions, all of which could impact enrollments from service members. Other administrative changes to DoD programs could also have negative effects on our enrollments.

Changes to eligibility requirements under TA have already occurred, and there could be additional changes to the programs in the future. For example, as of October 2021, funding for Navy service members was limited due to the increase in number of years of service before Navy service members are eligible to receive funds. Additional changes to TA could occur due to Congressional action or DoD policy and funding changes. For example, the failure of Congress to pass appropriations legislation has limited the release of funds at times in the past, such as during a partial government shutdown that began in December 2018 in which the Coast Guard suspended its TA program, and could do so in the future as well, including as a result of budget disputes related to the federal debt ceiling. Annual TA funding is limited and could be exhausted in any given year due to budget constraints or changes in demand or policy. For example, as a result of the expected exhaustion of annual TA benefits available to sailors, in May 2019, the Navy ceased approving TA funds for eligible sailors until the start of fiscal year 2020, which adversely impacted our results of operations for the third quarter of 2019. We are unable to predict whether and to what extent the Navy or other services will impose limitations on TA approvals in the future as a result of limited funding. Furthermore, we expect each military branch and the DoD to continually evaluate their approaches to education, including by launching or expanding their own institutions, as discussed in further detail in the Risk Factor that begins “Strong competition in the military market...” below, and such actions could have an impact on the funds available to service members to pursue their education at our institutions. Changes in funding allocations could have a material adverse effect on APUS’s enrollments.

If we are no longer able to receive funds from TA, or if those programs are modified, reduced, eliminated, or temporarily suspended, our enrollments, revenue, and cash flow could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition. See also “Our student registrations, revenue, and cash flows have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition to new systems for soldiers to request TA” above.

Changes our institutions may make to their operations to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed may adversely affect our institutions’ enrollment, profitability, financial condition, results of operations, and cash flows.

We have identified, and continue to work to identify, potential changes and initiatives that we believe will more effectively attract and enroll students who are ready for and who are likely to persist in our institutions’ programs, support those students, and help improve their educational outcomes, including through changes to admissions, initiatives to increase the level of engagement and collaboration in the classroom and to strengthen the bond with students, the establishment of a center for nursing excellence at RU, and changes to curriculum and academic achievement and course retake policies.

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

We believe that our institutions need to continuously update and expand the content of their existing programs and develop new programs, specializations, and modes of teaching in order to continue to attract and retain qualified students. However, the updates and expansions of our institutions’ existing programs and the development of new programs and specializations may not be accepted by accreditors, state and federal regulators such as ED, existing or prospective students, or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if our institutions are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as competitors introduce competing programs. To offer a new academic program, our institutions may be required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, growth restrictions may be imposed on our institutions in connection with changes in ownership or otherwise that adversely impact our ability to adjust to future market demands. For example, RU is currently subject to ED-imposed restrictions on new programs and locations and on the number of students receiving Title IV who can be enrolled at RU and to state-imposed constraints on enrollment in Minnesota and admitted students in Illinois. These restrictions could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or modified programs. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations, or other factors, our institutions’ ability to attract and retain students could be impaired and our financial results could suffer.

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

We have limited experience participating in the DoD’s credentialing assistance programs, and increased use of CA could have an adverse impact on our business strategy and results of operations.

Students in the Army may use both TA and CA, subject to a combined cap on benefit amounts. Increased use of credentialing assistance in the Army could result in fewer funds being used or available for TA, which could adversely impact enrollments and our results of operations. We believe other service branches may also expand their credentialing programs or pursue other approaches to enhancing support for credentialing, such as the Coast Guard’s Credentialing Assistance Program, but there can be no assurance that they will do so or that we will benefit as a result. For example, the DoD and military branches could move increasingly toward credentialing assistance as a preferred choice for soldiers, which could reduce funds available for TA and adversely impact enrollments and our results of operations, particularly if we are unsuccessful in developing our credentialing assistance offerings.

We have limited experience and few current offerings in CA. As a result, our ability to comply with related regulatory requirements and to enroll students in programs eligible for credentialing assistance remains uncertain, and we may not be as recognized as other providers in this area. Failure to comply with applicable regulatory requirements or to enroll students in credentialing assistance programs could have an adverse effect on our plans to be competitive in the area of credentialing assistance at APUS.

Continued strong competition in the postsecondary education market could decrease our institutions’ market share and increase our cost of acquiring students.

Within the postsecondary education market, our institutions compete primarily with not-for-profit public and private two-year and four-year colleges, as well as other for-profit schools. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources, or course delivery tools, that are superior to those of our institutions and other for-profit schools. Many of these competitors, whether for-profit, not-for-profit, or public, may also be able to leverage their greater scale, size, name recognition, and financial and other resources to compete more efficiently for potential students, or to provide instructional and support resources that may be superior to those of our institutions and other for-profit schools. In addition, as indicated in the Risk Factor that begins “Strong competition in the military market...” below, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. Within the nursing education market, we compete with other schools offering similar programs, including for-profit and not-for-profit public and private colleges, that may have greater resources or a greater market presence or reputation in the local areas we serve. In addition, because of the relatively local focus of RU’s and HCN’s nursing programs, our competitive environment is impacted by various factors that are specific to the particular areas where our campuses are located, including local supply and demand dynamics for nurses and nursing schools. RU’s and HCN’s results are therefore more susceptible to the actions of single competitors than the results of an institution that draws from a broader geographical area. For example, a particularly effective or ineffective marketing approach by another school, or the opening or closing of another school, could have unanticipated detriments or benefits to RU’s and HCN’s competitive position.

Within the postsecondary education market generally, we have experienced increased competition from new market entrants providing both online and non-traditional programs, including providers partnering with Online Program Management, and a shift of for-profit institutions to not-for-profit status. We operate 30 on-ground campuses in approximately 20 markets where we compete with a mix of local career colleges and two- and four-year colleges. Because of the relatively local focus of these programs, our competitive environment is impacted by various factors that are specific not only to states where campuses are located but also to the particular areas where the campuses are located, including local supply and demand for nurses and nursing schools. Title IV postsecondary degree-granting institutions generally and private for-profit institutions specifically have experienced recent declines in enrollment. Although primarily online institutions saw an increase in enrollment in the fall of 2022 as compared to the fall of 2021, they saw a decline as compared to the fall of 2020. Longer term projections suggest that previous growth in enrollment in postsecondary degree-granting institutions is slowing. The combination of reduced growth or declines in the postsecondary student population and the entrance of additional providers in the online postsecondary education market will further intensify competition, and any decline in the number of enrollments could have an adverse effect on our results of operations. In addition, increased competition for college-ready students has led to an increase in the cost of advertising in certain marketing channels. Continued increases in the cost of advertising may adversely impact our ability to attract college-ready students and/or increase our student acquisition costs.

We expect to continue to face greater competition from non-traditional offerings, provided by both educational institutions and non-traditional providers.

Competing institutions and others provide non-traditional education programs without charge or at low costs, including CBE programs, coding bootcamps, micro-credentialing, massive open online courses, and other flexible and individualized programs. We believe that our institutions will continue to face new competition from non-traditional programs, including lower cost programs. We offer or are working to develop our own alternatives in some of these areas. For example, RU has offered CBE programs since 2017 and CBE options are available in most of RU’s programs. However, these efforts may not be successful. Other institutions have programs that are more fully developed, and our offerings may not be as successful or receive market acceptance. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. Increased availability of federal student financial aid for CBE programs could create additional competition and drive additional students toward non-traditional education programs. These factors could cause our institutions’ enrollments, revenue, and profitability to decrease significantly.

Strong competition in the military market could decrease our institutions’ market share and increase our cost of acquiring students.

We anticipate that APUS will continue to see strong competition within the military market, which continues to be a primary market for APUS. There are a number of for-profit schools and not-for-profit institutions that focus on the military market because of the size of the market and the availability of funding, and some for-profit schools seek to attract students eligible for TA, VA education benefits, or both, which has historically been at least in part as a strategy of those institutions to satisfy the 90/10 Rule. Some of these institutions may develop relationships with the military and education service officers that are stronger than APUS’s, which could have an adverse effect on APUS’s ability to attract and retain qualified students, and ultimately, on our financial condition. In addition, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. For example, the Department of the Navy, in cooperation with the U.S. Marine Corps, Coast Guard, and Coast Guard Reservists, in January 2022 expanded a pilot program for online courses at the United States Naval Community College, a community college supporting naval education for enlisted service members, with over 1,100 students enrolled into targeted associate’s degree and certificate programs with partner colleges and universities. While a number of schools with which APUS competes participate in this program, APUS is not an eligible partner. Other Armed Forces branches may also begin offering distance learning through their own institutions.

Risks Related to the Regulation of Our Industry

If we or our institutions fail to comply with the extensive regulatory requirements for the operation of postsecondary education institutions, we and our institutions could face penalties and significant restrictions on operations, including loss of federal student loans and grants and access to DoD TA programs.

We and our institutions are regulated by (i) accrediting agencies, (ii) state regulatory bodies, and (iii) the federal government through ED. Our institutions are also subject to DoD and VA oversight because our institutions participate in TA and veterans’ education benefits programs administered by the VA. Regulations, standards, and policies of these agencies address the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, and financial operations and condition. These regulatory requirements can also affect our ability to acquire new institutions, open new locations, add new or expand existing educational programs, change our corporate structure or ownership, and make other substantive changes. Compliance with these requirements increases our cost of operations.

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

If our institutions fail to maintain their institutional accreditation, they would lose the ability to participate in Title IV and DoD TA programs and our student enrollments would decline.

Accreditation at the institutional level by an accrediting agency recognized by ED is necessary to participate in Title IV and TA programs. Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as the requirements to apply and wait for approval before making certain changes. For example, as it did with the Rasmussen Acquisition, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. Failure to meet accreditation criteria or standards or to comply with accreditation policies and requirements could result in the loss of accreditation at the discretion of the accrediting agency. The complete loss of institutional accreditation at one of our institutions would, among other things, render the institution and its students ineligible to participate in Title IV and TA programs, and have a material adverse effect on our enrollments, revenue, and results of operations. In addition, loss of Title IV participation would result in loss of VA participation.

The standards of accrediting agencies that accredit our institutions and programs can and do vary, and accreditation agencies may prescribe more rigorous standards than are currently in place. Complying with more rigorous accreditation standards could require significant changes to the way we operate our business and increase our administrative and other costs. No assurances can be given that our institutions or programs would be able to comply with more rigorous accreditation standards in a timely manner or at all. If one of our institutions or programs does not meet its accreditation requirements, its accreditation could be limited, modified, suspended, or terminated. Failure to maintain institutional accreditation would make our institutions ineligible to participate in Title IV and TA programs, which could have a material adverse effect on the institution’s student enrollment and revenue. In addition, accrediting bodies may adopt new or revised criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of our programs or for-profit institutions like ours.

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

In March 2022, ED completed negotiated rulemaking processes intended to develop regulations related to Title IV participation. Topics addressed included modifications to the 90/10 Rule, gainful employment requirements, public service student loan forgiveness programs, BDTR, mandatory pre-dispute arbitration, prohibition of class-action lawsuits, closed school discharges, ability to benefit provisions, certification procedures for participation in Title IV programs, change in ownership and change in control rules and procedures, financial responsibility standards, and standards of administrative capability, among others. In October 2022, ED announced final regulations relating to some topics that were addressed as part of negotiated rulemaking, such as the 90/10 Rule, BDTR, arbitration proceedings, closed school discharges, and change in ownership and change in control rules, as well as the public service loan forgiveness program, interest capitalization, total and permanent disability discharges, and false certification of a student’s eligibility for Title IV loans. More information about these final regulations is described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements” and “Regulatory Environment – Regulatory Actions and Restrictions on Operations – Changes in Ownership Resulting in a Change of Control – U.S. Department of Education”. We cannot ascertain whether final regulations yet to be adopted by ED regulations could harm our business or materially and adversely affect our financial conditions and results of operations.

The negotiated rulemaking committee focused on draft gainful employment regulations did not reach consensus. However, in connection with the negotiated rulemaking process, ED released information rates data that it calculated for the two metrics that ED is contemplating using for purposes of determining Title IV eligibility of gainful employment programs. Those two metrics are referred to as the debt-to-earnings rates (which involve two rates, namely the discretionary earnings rate and the annual earnings rate) and the earnings threshold measure. In a memorandum accompanying the informational rates and ED’s assessments of whether programs would fail on either of the proposed measures based on those rates, ED explained that the methodology it used to produce this data differed from ED’s proposed methodology from the negotiated rulemaking sessions, that any final regulation’s methodology may change, and that the outcomes depicted in the informational rates for particular programs may differ from those generated by a future gainful employment rule. ED also made certain assumptions that may not prove to be accurate. Out of the 30 RU programs, 47 APUS programs, and three HCN programs that ED assessed in the informational rates for which gainful employment data was available and subject to the qualifications set forth in ED’s related memorandum, eight RU programs and three APUS programs failed one or both measures. At this time, the outcome of any future gainful employment rulemaking is uncertain, and it is difficult to predict whether our institutions’ programs will satisfy any future gainful employment metrics, including whether any programs identified as failing in the informational rates will in fact fail or whether other programs will fail or pass. The failure of any of our institutions’ programs to meet the required metrics could adversely impact those institutions and programs. ED’s Spring 2022 Agency Rule List indicates a target date of April 2023 for publication of the gainful employment proposed regulations, which would mean any changes would be effective no earlier than July 1, 2024.

ED’s Spring 2022 Agency Rule List also indicated a target date of April 2023 for publication of proposed regulations relating to ability to benefit, financial responsibility, administrative capability, and certification procedures.

Failure to improve certain of our programs’ NCLEX pass rates and to more generally satisfy NCLEX requirements could reduce our enrollments, revenue, and cash flow, lead to adverse actions taken by state boards of nursing, and limit our ability to offer educational programs.

The majority of RU’s graduates, HCN graduates, and certain APUS graduates seek professional licensure, employment or other outcomes in their chosen fields following graduation, particularly in nursing. Their success in obtaining these outcomes depends on numerous factors, including individual merits of the graduate, whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association, whether the program meets all state requirements for professional licensure, and the accreditation of the institution and the specific program. As discussed more fully in “Regulatory Environment – State Authorization/Licensure”, failure to satisfy NCLEX pass rate requirements imposed by state boards of nursing can result in the state boards of nursing and other regulators taking certain adverse actions, including placement of a program on provisional approval status or withdrawal of approval pursuant to an adjudication proceeding, and NCLEX exam pass rate requirements could limit our institutions’ ability to expand into new geographies.

A number of programs at certain RU campuses and in certain states, including its Bloomington and Moorhead, Minnesota, Illinois, Kansas, and Fort Myers, Florida ADN programs and its Moorhead, Minnesota PN program, as well as HCN’s Ohio ADN program, have experienced first-time NCLEX pass rates below applicable thresholds for consecutive years. As described more fully in “Regulatory Environment – State Authorization/Licensure – State Authorization/Licensure of Our Institutions”, as a result, regulators and accreditors have in some cases placed these programs on probationary or similar status or required them to take corrective action, including limiting, or taking action that has the effect of limiting, enrollment. We believe that low pass rates may be the result of a number of factors, including without limitation the academic preparedness of our students, curriculum gaps, changes in the mode of course delivery including the use of virtual courses, testing failures and inconsistencies, imbalances in enrollment and resources, and changes in admission standards. We are taking action aimed at improving NCLEX pass rates and meeting related standards, but there can be no assurance that we have accurately identified the underlying reasons for low pass rates or that our efforts to improve these pass rates will succeed in a timely fashion if at all. Significant changes to the NCLEX effective April 2023 may initially result in lower first-time NCLEX pass rates and could decrease or delay the effectiveness of our efforts to timely improve pass rates for programs subject to adverse regulator or accreditor action. In addition, merely being subject to disciplinary, probationary, or similar status or requirements could make it more difficult to improve NCLEX pass rates or meet other applicable standards, such as by damaging our reputation and making it more difficult to recruit students who are likely to succeed or at all. Any voluntary, required, or other reduction in enrollment will have an adverse impact on our revenue.

Although variability in regulator and accreditor approach to and use of discretion in enforcement of NCLEX pass rate standards makes it difficult to predict consequences, failure to abide by the terms of any restrictive status placed on these programs, take appropriate corrective action, or reach applicable threshold rates within an established timeframe could subject impacted programs to additional adverse action, including withdrawal of approval, and we could take voluntary action to curtail or terminate affected programs, any of which would have an adverse effect on our results of operations, cash flows, and financial condition. Even if the affected programs have long-term success in complying with NCLEX pass rate standards, the actions we take to comply could result in increased costs or decreased enrollments, and impairment of RU or HCN goodwill.

RU’s Bloomington, Minnesota ADN program has been adversely impacted by regulatory action and heightened scrutiny as a result of the failure to meet applicable NCLEX pass rates, and further action by regulators and accreditors could result in additional adverse impacts or cause us to have to close the program.

RU’s Bloomington, Minnesota ADN program has been subject to adverse action and heightened scrutiny from regulators as a result of continued failure to meet applicable NCLEX pass rates, and further action by such regulators, which we believe to be reasonably possible, could adversely impact our ability to continue the Bloomington, Minnesota ADN program or potentially the ADN programs at all of RU’s Minnesota campuses, which would have an adverse effect on our results of operations, cash flows, and financial condition. A stipulation and consent order with the MBN requires the Bloomington, Minnesota ADN program to among other things reach applicable NCLEX pass rate standards by the end of 2023 and maintain a specified student to faculty ratio in 2023, with a potential penalty up to and including withdrawal of program approval. The student to faculty ratio limit constrains our ability to enroll students based on our ability to attract and retain qualified faculty. RU has voluntarily further reduced enrollments in the Bloomington, Minnesota ADN program new cohorts starting in January 2023, but there can be no assurance that these or other efforts will improve NCLEX scores above the applicable threshold or by the required deadline, if at all, or that the program will be found to be in compliance with the order. As a result of the order, the Minnesota Office of Higher Education, or MOHE, informed RU that it expects RU to identify a clinical site for each student within 50 miles from the student’s home, disclose to potential students that RU may not be able to satisfy the MBN’s order, and provide options for students unable to complete the program if the MBN were to withdraw program approval, including a refund option. The MBN order and MOHE’s related scrutiny could have an adverse impact on our reputation and ability to enroll students. Additionally, in September 2021, ACEN placed conditions on the Bloomington, Minnesota ADN program’s continued accreditation, requiring it to demonstrate compliance with all applicable accreditation criteria within two years. ACEN may determine to deny continuing accreditation absent good cause because the program did not meet the applicable pass rate requirement in 2022. ACEN accreditation, or accreditation or candidacy status with another national nursing accrediting body, is required under MBN nursing program approval rules. If ACEN denies continuing accreditation and RU is unable to obtain accreditation or candidacy status with another national nursing accrediting body, RU would likely have to close the Bloomington, Minnesota ADN program.

RU’s Illinois ADN program has been adversely impacted by regulatory action, including as a result of the failure to meet applicable NCLEX pass rates, and further action by regulators and accreditors could result in additional adverse impacts.

RU’s Illinois ADN program has not met state-established first-time NCLEX benchmarks for three consecutive years. In February 2022, RU’s Illinois ADN program was placed on probationary status by the IDFPR, as a result of which RU is required to temporarily reduce admitted students in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. If after two years the pass rate does not satisfy the required standard, the program will be reevaluated by the IDFPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. Although RU has two years to demonstrate improved pass rates, RU is also scheduled to appear before the IDFPR’s Board of Nursing in May 2023, at which point IDFPR is similarly expected to consider whether the program will be allowed to continue on probation. We could fail to improve RU’s Illinois ADN program’s first-time NCLEX passing rates, and IDFPR could require us to continue on probationary status, impose additional restrictions on RU’s Illinois ADN program, or determine that the program should be disapproved, which would have an adverse effect on our results of operations, cash flows, and financial condition.

An Illinois statute also requires nursing programs in the state to have achieved accreditation by the end of 2022 in order to meet state approval requirements. RU’s Illinois ADN program has been in candidacy status for initial accreditation with ACEN since July 2020. Although the IDFPR has indicated that candidacy status satisfies this requirement, the IDFPR could change its position. ACEN will not grant accreditation to a program on probationary status with the Illinois Department of Financial and Professional Regulation, or IDFPR, as RU’s Illinois ADN program is. The current candidacy is set to expire in July 2024. If ACEN ultimately denies continuing accreditation and RU is unable to obtain accreditation or candidacy status with another national nursing accrediting body, RU would likely have to close the Illinois ADN program.

The inability of our institutions’ graduates to obtain professional licensure, employment or other outcomes in their chosen fields of study, particularly in nursing, could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

As explained in the Risk Factor that begins with the caption “Failure to improve certain of our programs’ NCLEX pass rates...”, the majority of RU’s graduates, HCN graduates and certain APUS graduates seek professional licensure, employment or other outcomes in their chosen fields following graduation, particularly in nursing. State requirements for licensure are subject to change, as are professional certification standards, and we may not become aware of changes that may impact our students in certain instances. In the event that one or more states refuse to recognize our institutions’ students for professional licensure based on factors relating to our institutions or programs, the potential growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, requirements for employment vary from employer to employer and from field to field. To the extent our graduates fail to satisfy requirements for employment by particular employers or in a particular profession based on characteristics of our programs, the ability to maintain enrollments, as well as the potential for growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, if our institutions’ graduates fail to obtain professional licensure, employment, or other outcomes in their chosen fields of study, we and our institutions could be exposed to litigation, including class-action litigation, claiming that we are at fault for such failure, which would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A failure of HCN to satisfy ABHES accreditation standards, including specific student achievement indicators, could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, results of operations, and cash flows.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% first-time pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or other good cause. In prior years, several HCN programs at certain HCN campuses have failed to satisfy ABHES’s student achievement measures, and as a result ABHES has placed certain locations and programs on outcomes reporting status and required action plans. For the reporting year ended June 30, 2022, the PN program at the Akron, Cincinnati, Cleveland, Columbus, Dayton, and Toledo campuses, and the ADN program at the Akron campus, were below the benchmark for retention. ABHES previously asked HCN to provide updated rates for 2020-2021 reporting year and an updated action plan to address any rate that remains below 70% in that period. HCN expects that ABHES will require programs below benchmark to provide similar reports based on the retention rate from the period between July 1, 2022 through March 31, 2023. The PN program at the Cincinnati, Cleveland, Columbus, and Dayton campuses were below benchmark for each of the last two reporting years. As a result, in February 2023, ABHES placed the PN program at each of these campuses on program-specific warning status, which directs HCN to justify why approval of each program should not be withdrawn, which at a minimum will require HCN to demonstrate that it has developed and implemented a corrective action plan. If ABHES determines that HCN’s response to the program-specific warning status is insufficient, it could take action that could have an adverse impact on our results of operations, cash flow, and financial condition, including limiting program enrollment, suspending program enrollment and new starts until HCN meets terms and conditions established by ABHES, or withdraw approval for one or more programs. HCN is also required to disclose the program-specific warnings to current and prospective students, which could adversely affect HCN’s reputation and enrollments.

If any HCN campus or program fails to satisfy ABHES achievement measures, enrollment in such HCN campus or program could decline, or we could be forced to cease enrollments at that campus or in that program, which could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, results of operations, and cash flows. The actions HCN takes to comply with ABHES requirements may not be successful in resolving existing issues and, if those actions are targeted at specific campuses or programs, may fail to prevent additional issues arising with respect to those or other campuses or programs. Similarly, even if HCN is successful in the long term in complying with these standards, the actions HCN takes to comply could result in increased costs or decreased enrollments, and impairment of HCN goodwill.

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

If our institutions fail to maintain state authorization in the states where they are physically located, the institutions would lose their ability to grant degrees and other credentials in that state and to participate in Title IV programs and DoD TA programs.

As discussed in “Regulatory Environment – State Licensure/Authorization”, to participate in Title IV programs and TA, an institution must be legally authorized by the relevant education agency of the state in which its main campus is physically located. Loss of state authorization by one of our institutions in the state in which its main campus is physically located would cause that institution to be ineligible to participate in Title IV programs, and therefore also TA and VA, to be unable to operate in the state and grant credentials, and to lose institutional accreditation. If one of our institutions were to lose state authorization as to a non-main campus location, it would be unable to award Title IV aid to students at that location and it would be unable to operate at that location.

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

Various states impose regulatory requirements on educational institutions operating within their boundaries, including registration requirements applicable to online education institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state. As described more fully in “Regulatory Environment – State Licensure/Authorization” and “Regulatory Environment – State Authorization/Licensure”, our institutions must comply with the requirements of SARA and California, which is the only state that does not participate in SARA, with regard to the interstate offering of postsecondary distance education and online education. Those requirements may change from time to time and, in some instances, are ambiguous or are left to the interpretative discretion of state regulators. Changes in requirements to participate in SARA or changes to state laws and regulations and the interpretation of those laws and regulations may limit our ability to offer education programs and award degrees. If one of our institutions were to fail to comply with such requirements, the institution could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education. If one of our institutions were to fail to comply with state requirements to obtain licensure or authorization, it could also be subject to injunctive actions or penalties. We cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s rules may be modified, interpreted, and enforced, our institutions’ ability to comply with SARA’s requirements and retain eligibility, or the impact that failure to meet the SARA requirements may have on our business.

As more fully described in “Regulatory Environment – State Licensure/Authorization”, our institutions are subject to regulations that, among other things, clarify the required methodology for determining the state in which a student is located for purposes of satisfying state authorization requirements for distance education courses and require an institution to disclose certain information related to whether programs leading to professional licensure meet applicable state requirements, regardless of program modality. Failure to make the disclosures required by these regulations could put us at risk of administrative enforcement action or related litigation, including claims from students related to misrepresentation and other matters. In addition, we cannot predict whether, or to what extent, such disclosure requirements will have an effect on our enrollment processes and results.

Our institutions must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by ED prior to seeking recertification, and our future success may be adversely affected if our institutions are unable to successfully maintain certification or obtain recertification.

As more fully described in “Regulatory Environment–Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, APUS, RU and HCN must periodically seek recertification from ED, and ED may review our institutions’ eligibility and certification to participate in Title IV programs, or the scope thereof.

If our institutions are unable to successfully maintain certification or obtain recertification to participate in ED’s Title IV programs, they will not be able to participate in TA because each DoD MOU requires an institution to be certified to participate in Title IV programs in order to participate in TA. Similarly, an institution is required to be certified to participate in the Title IV programs in order to be eligible to participate in the VA education benefits programs. Loss of participation in Title IV programs, TA, and the VA education benefits programs would have a material adverse effect on our enrollments, revenue, results of operations, and financial condition.

In addition, also as more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, ED must in some cases provisionally certify an institution, which imposes additional conditions on the institution’s receipt of Title IV funds. For example, APUS, RU and HCN are currently provisionally certified with ED. As more fully described in the Risk Factor that begins “RU is currently on provisional certification with ED...” below, the TPPPA entered into by RU and ED in connection with the Rasmussen Acquisition continues growth restrictions that ED imposed as a result of RU’s March 2019 change in ownership, including an enrollment cap on students who participate in Title IV. APUS and HCN are subject to provisional certification until June 30, 2023 and September 30, 2023, respectively, because each was subject to an open program review at the time of renewal. APUS must apply for recertification by March 31, 2023 and HCN by June 30, 2023, and there can be no assurance that ED will grant recertification on a non-provisional basis at that time.

If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs.

The HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs, as calculated under ED’s regulations. As more fully described in “Regulatory Environment–Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – The ‘90/10 Rule,’” for fiscal years beginning on or after January 1, 2023, federal funds used to calculate the “90%” side of the ratio include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. ED confirmed that the 90/10 Rule would no longer permit institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages will increase, particularly at APUS. Some payments from the Army that were expected in 2022 were delayed into 2023, which together with the recent amendments to the 90/10 Rule is expected to cause APUS’s 90/10 Rule percentage to increase and could make it less likely that APUS meets the 90/10 Rule requirements for 2023. As a result, we anticipate that APUS could fail the 90/10 Rule for fiscal 2023, which would require APUS to notify ED and students of this failure, could subject us to heightened regulatory scrutiny and possible adverse regulatory action, and could damage our reputation, which would have a material adverse impact on our results of operation, cash flow, and financial condition. Inclusion of TA in the 90/10 calculation could also cause other educational institutions to decrease their focus on serving military students using TA benefits, and while that could have a positive impact on our enrollments from those students, it could also have an adverse impact on our ability to meet the requirements of the 90/10 Rule. This change, and any resulting actions we take to adjust the operations of our institutions to comply with the rule, could have a material adverse impact on the financial condition and operations of our institutions.

We cannot predict the likelihood that Congress or ED will continue to modify the 90/10 Rule with respect to relevant sources of funds or other aspects of the calculation. For example, in recent years Congress has considered various other proposals that would modify the 90/10 Rule, including proposals to decrease the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions. In addition, at least one state has passed, and other states may in the future pass, their own versions of the 90/10 Rule that like the new federal 90/10 Rule include TA and VA education benefits or other sources of funds in the “90%” side of the ratio. To the extent that any additional laws or regulations are adopted that further limit or condition the participation of for-profit schools or distance education programs in TA or in Title IV programs, or that further limit or condition the amount of TA for which for-profit schools or distance education programs are eligible to receive, our financial condition and results of operations could be materially and adversely affected.

For the past three years, RU has derived less than 80% and HCN has derived more than 80% of its total revenue on a cash accounting basis from Title IV programs as calculated under ED’s regulations. If RU and HCN are unable to attract students who do not depend on Title IV program aid or through TA or VA benefits, such as students who finance their own education or receive full or partial tuition reimbursement from non-government employers, their 90/10 Rule percentage may increase.

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

Our institutions’ failure to meet financial responsibility standards may result in additional regulatory requirements that may negatively impact cash flow or the loss of eligibility by one of our institutions to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED, or post a letter of credit in favor of ED, and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight of its participation in Title IV programs. As described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, ED’s annual evaluations for compliance with financial responsibility standards include a composite score calculation based on line items from an institution’s audited financial statements. Generally, an institution’s composite score must be at 1.5 or above for the institution to be deemed financially responsible. Under certain circumstances, institutions with a composite score less than 1.5 may be able to establish financial responsibility on an alternative basis by complying with various conditions. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone”, and the “zone alternative” permits institutions to demonstrate financial responsibility by meeting specific monitoring requirements. Although our consolidated composite score is expected to be above 1.5 at our next financial responsibility test, there is no assurance that it will remain at 1.5 or above in the future or that if it falls in the “zone” in the future that we will be able to demonstrate financial responsibility. Failure to meet ED’s financial responsibility standards or being subject to zone alternative requirements could adversely affect our results of operations and our operations.

In addition, institutions with composite scores below 1.5 also do not qualify for approval from SARA, unless, in the case of scores above 1.0, the home state exercises its discretion to consider additional financial information. If SARA were not to renew our institutions’ approval due to low composite scores, we would need to obtain approval or exemptions in states in which our institutions offer distance education programs or discontinue offerings to students in such states.

An obligation to post a letter of credit, or to accept other conditions, such as a change in our system of Title IV payment from ED for purposes of disbursement, as a result of not meeting financial responsibility standards, could increase our costs of regulatory compliance, or affect our cash flow. As discussed in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, as of September 30, 2020, prior to its acquisition by us, RU’s financial ratios failed to meet ED’s standards of financial responsibility. On May 10, 2021, RU posted a letter of credit with ED totaling $23.1 million, which represents 10% of the Title IV program funds received by RU during its most recently completed fiscal year. Additionally, RU is required to make Title IV disbursements to eligible students and parents under HCM1 and provide monthly and bi-weekly financial and enrollment reporting to ED.

The 2019 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection to ED. For more on the financial responsibility provisions of the Borrower Defense Regulations, please refer to “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Borrower Defenses”. If, under the 2019 Borrower Defense Regulations, ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. If one of our institutions is found not to have satisfied ED’s financial responsibility requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, and results of operations. If we, as the parent company of an eligible institution, are found not to have satisfied ED’s financial responsibility measures, all of our institutions could be limited in their access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, results of operations, and financial position.

A failure to demonstrate “administrative capability” may result in the loss of eligibility to participate in Title IV programs.

ED’s regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs and the sanctions ED may impose if an institution fails to satisfy any of those criteria. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV program funds, timely submission of accurate reports to ED, referring to ED OIG credible information that a student or employees with Title IV responsibilities may have engaged in fraud or illegal conduct in connection with Title IV program administration, and various other procedural matters. If an institution fails to satisfy any of the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer the institution from the “advance” system of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” method of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

If one of our institutions is found not to have satisfied ED’s administrative capability requirements, it could be limited in its access to, or lose, Title IV program funding or certain Title IV-related conditions or fines could be imposed, which would adversely affect our enrollment, revenue, results of operations, and financial condition.

ED rules related to BDTR claims and requirements related to dispute resolution may create significant liability that could have a material adverse effect on our business.

Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan under the Direct Loan Program, or a Direct Loan. Under the Borrower Defense Regulations, as more fully described in “Regulatory – Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Borrower Defenses”, ED may initiate a proceeding to collect from an institution the amount of relief resulting from a borrower defense brought by an individual borrower. If ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans, we could be subject to repayment liability to ED that could have a material adverse effect on our financial condition, results of operations, and cash flows.

The 2016 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2017 and before July 1, 2020, prohibit requiring students to initially engage in an institutions’ internal complaint processes, prohibit pre-dispute arbitration agreements, and class action lawsuit waivers, and require notification to ED of arbitration filings and awards, for claims that may form the basis for a BDTR. The 2019 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2020 and before July 1, 2023, generally remove these prohibitions, but require institutions whose students must enter into pre-dispute arbitration agreements or class action waivers to disclose publicly those requirements, and prohibit requiring a student to participate in arbitration or any internal dispute resolution process prior to filing a BDTR application with ED. The 2022 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2023 and to all BDTR claims pending as of that date, prohibit institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. As a result of these dispute resolution provisions, we could incur claims and expenses that could have a material adverse effect on our business, financial condition, and results of operations.

As more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements”, the 2022 Borrower Defense Regulations address BDTR, among other issues. We cannot predict whether the final regulations, which are effective July 1, 2023, will result in regulatory changes that would harm our business.

The postsecondary education regulatory environment has changed and may change in the future as a result of U.S. federal elections.

Changes in Presidential administrations and control of Congress as a result of the outcome of elections or other events could result in changes in or new legislation, appropriations, regulations, standards, policies and enforcement actions that could materially affect our business, including material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under student financial assistance programs, and costs of doing business.

For example, as a result of the 2020 U.S. federal elections, Democrats, who tend to support more regulation of and restrictions on for-profit institutions, gained control of the executive branch and both houses of Congress, and as a result of the 2022 U.S. federal midterm elections, Democrats retained control of the Senate and lost control of the House of Representatives. The Biden administration and 2020 Congress have acted and may continue to act to change or eliminate education-related legislation and ED regulations, and to enact new legislation, such as legislation to reauthorize the HEA, and ED has initiated and could initiate new rulemaking processes to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. For example, ARPA, which modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”, was enacted in 2021, and ED has issued final regulations to address the 90/10 Rule and other topics. ED also issued final regulations to address BDTR, public service student loan forgiveness programs, mandatory pre-dispute arbitration, and prohibition of class-action lawsuits, among other issues. We cannot predict the extent to which the Biden administration and Congress, or any future administration or Congress, will act to change or eliminate or to implement new laws, regulations, standards, policies, and practices, nor can we predict the form that new laws, regulations, standards, policies, or practices may take or the extent to which those regulations, practices or policies may impact us or our institutions.

A failure by our institutions to comply with ED’s incentive payment rule could result in sanctions and liability under the False Claims Act.

If one of our institutions pays a bonus, commission, or other incentive payment in violation of the HEA’s prohibition on such payments, commonly referred to as the incentive payment rule, the institution could be subject to sanctions, which could have a material adverse effect on our business. If ED determines that one of our institutions violated the incentive payment rule, it may require the institution to modify its payment arrangements to ED’s satisfaction. ED may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in Title IV programs. ED may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. As described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Incentive Payment Rule”, changes in the interpretation of this prohibition may create uncertainty about what constitutes impermissible incentive payments and errors in the implementation of our compensation programs and arrangements may also lead to impermissible payments. Ambiguities as to how the incentive payment rule is interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may negatively affect our ability to recruit, retain, and motivate employees.

DoD MOUs requires that institutions participating in TA have policies in place that are compliant with regulations issued by ED related to restrictions on incentive payments. In addition, the Johnny Isakson and David P. Roe, M.D. Veterans Health Care and Benefits Improvement Act of 2020 bans incentive payments based on success in securing enrollments or financial aid with regard to VA benefits.

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

As described more fully under “Regulatory Environment – Student Financing Sources and Related Regulations/ Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Student Loan Defaults”, to remain eligible to participate in Title IV programs, an educational institution’s federal student loan cohort default rates must remain below certain specified levels. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Educational institutions will lose eligibility to participate in Title IV programs if their cohort default rate is equal to or greater than 30% for three consecutive years, or if the cohort default rate exceeds 40% for any given year.

Government policies to minimize the adverse economic impact of the COVID-19 pandemic have artificially lowered our institutions’ cohort default rates, which nevertheless may be higher than otherwise expected as a result of the pandemic. Congress and ED have implemented a temporary freeze on student loan payments and interest accruals, which means borrowers are less likely to default on their loans and our institutions’ cohort default rates are lower not because borrowers are making timely repayments but because the government is allowing them not to make payments. At the same time, borrowers may face economic constraints as a result of the pandemic, which may lead to an increase in defaults and therefore an increase in our institutions’ cohort default rates upon expiration of the forbearance period.

If one of our institutions is required to develop a formal default prevention plan, it may increase our administrative costs, which would adversely impact our results of operations. In addition, if Congress or ED restricts permitted types of default prevention assistance, the default rates of our former students may be negatively impacted. Congress could also increase the measuring period, which could negatively impact our default rates. In the past, members of Congress have also introduced proposed legislation that would assess institutions a share of the costs associated with default of student loans by students who were enrolled in the institutions’ education programs and would tie an institution’s obligation to make such “risk-sharing” payments to the institution’s eligibility to participate in the Title IV programs. If one of our institutions loses its eligibility to participate in Title IV programs because of high student loan default rates, students would no longer be eligible to use Title IV program funds at that institution, which would significantly reduce that institution’s enrollments and revenue and cash flows and have a material adverse effect on our results of operations.

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

As discussed in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education”, ED recently issued guidance that significantly expands the types of activities and functions that constitute third-party servicer activities for Title IV purposes and states ED’s position that an institution may not contract with a third-party servicer for Title IV purposes if the servicer (or its subcontractors) is located outside the U.S. or is owned or operated by an individual who is not a U.S. citizen or national or a lawful U.S. permanent resident. Our institutions must assess their arrangements with third parties to determine whether a vendor must now be treated as a third-party servicer based on the guidance, and such assessment may lead to a need to modify or end existing contracts and establish new contracts. Any transition by our institutions to or from a third-party servicer for any services as a result of the new guidance could be costly and present other risks related to the transition, which could have a material adverse effect on our financial condition and results of operations.

Our institutions will be subject to sanctions that could be material to our results and damage our reputation if ED determines that our institutions failed to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.

As more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Regulation of Title IV Financial Aid Programs – Title IV Return of Funds”, an institution participating in Title IV programs must calculate unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must timely return those funds. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual Title IV compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit.

Our institutions’ failure to comply with ED’s substantial misrepresentation rules could result in material sanctions.

ED may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges, or the employability of its graduates. As part of the 2022 Borrower Defense Regulations, which become effective July 1, 2023, ED modified the substantial misrepresentation rule to explicitly include certain “omissions of fact” as a basis for a misrepresentation claim or BDTR claim. If ED determines that an institution has engaged in substantial misrepresentation, ED may: (i) if the institution is provisionally certified, as our institutions currently are, revoke an institution’s program participation agreement or impose limitations on its participation in Title IV programs; (ii)

deny participation applications made on behalf of the institution; or (iii) initiate a proceeding against the institution to fine the institution or to limit, suspend, or terminate the institution’s participation in Title IV programs. If administrative actions or litigation claiming substantial misrepresentation were brought against our institutions, we could incur legal costs related to their investigation and defense, which could materially and adversely impact our financial condition.

Failure to comply with the Clery Act as implemented by ED could result in sanctions.

Our institutions must comply with certain campus safety and security reporting requirements as well as other requirements in the Clery Act. The Clery Act requires an institution to report to ED and disclose in an annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred within the institution’s “Clery geography,” which comprises an institution’s campus and non-campus buildings and property, public property on or adjacent to and accessible from the campus, and in some cases areas within the patrol jurisdiction of the campus police or security department. Our institutions each publish an annual security report as required by the Clery Act, and their failure to comply with the Clery Act requirements or regulations promulgated by ED could result in our institutions being fined or having their eligibility to participate in Title IV programs limited, suspended, or terminated, could lead to litigation, or could harm our institutions’ reputation, each of which could, in turn, adversely affect our institutions’ enrollments and revenue and have a material effect on our business.

Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.

Our institutions make certain course content available to students through personal computers, mobile devices, and other technological devices. The curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including ED and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities, including via specific technical standards. For example, as discussed further in “Regulatory Environment – Department of Education – Regulation of Title IV Financial Aid Programs – Accessibility for Students and Disabilities”, ED’s Office for Civil Rights has in recent years taken enforcement action against higher education institutions in connection with the inaccessibility of their websites and online learning management platforms to persons with a disability.

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

In September 2022, RU received a program review report from ED with respect to the previously disclosed open program review for the 2015-2016 and 2016-2017 award years. ED asserted 14 findings of noncompliance with Title IV rules, including rules related to Title IV administration, policies, and consumer information and reporting requirements, and the federal work study, Pell Grant, and Federal Supplemental Educational Opportunity Grant programs. The program review report requires RU to do a review in connection with the federal work study finding, prepare policies and procedures, return small amounts of funds to two students, provide training, and take other actions in connection with the findings, and to provide a response, which RU timely provided. ED will review the response and then issue a final program review determination specifying any liabilities. At this time, we cannot predict the outcome of the RU program review, when it will be completed, or whether ED will place any liability or other limitations on RU as a result of the review.

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

In addition, the FTC has investigated and, in some cases, brought lawsuits against for-profit institutions alleging that the institutions engaged in deceptive trade practices, and the Consumer Financial Protection Bureau has sued for-profit institutions for engaging in allegedly illegal predatory lending practices. In October 2021, in what it termed a broad-based initiative to deter for-profit college fraud, the FTC issued informational notices to 70 for-profit higher education institutions, including APUS and RU, informing them of certain marketing practices the FTC had previously determined to be deceptive or unfair and therefore unlawful under the FTC Act and thereby documenting that the institutions have knowledge that the FTC has found these marketing practices to be unfair or deceptive. The FTC also announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Federal Student Aid and the Department of Veterans Affairs. Also in October 2021, ED announced that it had restored an Office of Enforcement within ED’s Office of Federal Student Aid to strengthen oversight of and enforcement actions against postsecondary institutions that participate in federal student loan, grant, and work-study programs. Any civil penalties or enforcement actions could have a material and adverse effect on our financial condition and results of operations.

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

We and other for-profit postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State attorneys general have increasingly focused on allegations of improper recruiting, compensation, and deceptive marketing practices, among other issues. States may also have consumer disclosure laws, including laws specifically applicable to for-profit institutions, and a state attorney general may take the position that any such laws apply to institutions that offer wholly online education to students in the state. In recent years, a number of state attorneys general launched investigations into for-profit postsecondary education institutions. For example, in August 2018, we resolved an Attorney General of Massachusetts investigation without any finding or admission of wrongdoing on APUS’s part. Other state attorneys general may also initiate inquiries into us or our institutions. Actions by state attorneys general and other governmental agencies, such as the recently restored Office of Enforcement within ED’s Office of Federal Student Aid, whether or not involving us or our institutions, could damage our reputation and the reputation of our institutions and limit the ability to recruit and enroll students, which could reduce student demand for our institutions’ programs and adversely impact our revenue and cash flow from operations.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.

Regulatory investigations and civil litigation brought against other for-profit education institutions have attracted adverse media and social media coverage, have been the subject of federal and state legislative hearings, and have in some cases resulted in legislation or rulemaking. In some cases, institutions have ceased operations, including while under multiple government investigations. Broader allegations against the overall for-profit school sector have negatively affected public perceptions of for-profit education institutions, including our institutions, and this trend could continue or broaden. In addition, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress, and governmental agencies have led to adverse media and social media coverage of postsecondary and for-profit education. Adverse media or social media coverage regarding others in our industry, or regarding us or our institutions directly, could damage our reputation, could result in lower enrollments at our institutions, lower revenue, and increased expenses, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, state attorneys general, or other governmental authorities with respect to all for-profit institutions, including us and our institutions. For these reasons or others, not-for-profit or public education institutions may act to differentiate themselves from the for-profit education institutions, including by choosing not to enter into collaborations with for-profit institutions, including us, or by excluding for-profit institutions from membership in industry groups. Similarly, some corporations may choose not to collaborate with for-profit providers such as us for programs for their employees or for other training purposes. For example, when Walmart announced that it will not be renewing its partnership agreement with APUS, it announced a new program that only involved not-for-profit institutions.

If we undergo a change in ownership or control, ED will place our institutions on provisional certification to the extent they are not already on provisional status, and the terms of that provisional certification could limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, our revenue, and results of operations.

As described more fully under “Regulatory Environment – Regulatory Actions and Restrictions on Operations”, an institution whose parent undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility. Future transactions could constitute a change in ownership or control under ED’s regulations and could cause ED to leave provisional certification in place for our institutions as required by the HEA. The conditions of provisional certification or heightened scrutiny by ED could impact, among other things, our institutions’ ability to add educational programs, or additional locations, our ability to acquire other institutions, or our ability to make other significant changes. For example, as described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, ED imposed growth restrictions on RU in connection with RU’s 2019 change in ownership and continued those restrictions after the Rasmussen Acquisition as part of RU’s temporary provisional certification. In addition, if ED were to determine that our institutions were unable to meet their responsibilities while they were provisionally certified, as our institutions currently are, ED could seek to revoke our institutions’ certification to participate in Title IV programs with fewer due process protections than if they were fully certified. Limitations on our institutions’ operations could, and the loss of our institutions’ certification to participate in Title IV programs would, adversely affect our institutions’ enrollments, and our revenue and results of operations. See also the Risk Factor that begins “RU is currently on provisional certification with ED...” below.

RU is currently on provisional certification with ED, including because of the Rasmussen Acquisition, and the terms of that provisional certification could limit its potential for growth.

In July 2021, ED notified RU that in connection with its March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, including limitations on new programs and locations and a cap on enrollments by students that participate in Title IV programs. Additionally, ED required RU to submit periodic financial and enrollment reports, a requirement that it had imposed on RU in connection with a financial responsibility letter of credit previously imposed on RU. Please refer to the Risk Factor with the caption that begins “A failure to demonstrate ‘financial responsibility’ may result in the loss of eligibility...”. In September 2021, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a TPPPA, effective as of October 14, 2021, that allows RU to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. The TPPPA continues the growth restrictions that ED imposed as a result of the March 2019 change in ownership, including the same enrollment cap, with certain qualifications more fully described in “Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “-Student Financing Sources and Related Regulations/Requirements”. These growth restrictions could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current education or market needs by providing new or changed programs. The growth restrictions could also have an adverse effect on our ability to grow revenue or meet investors’ and financial analysts’ expectations for financial performance.

If regulators do not approve or delay their approval of transactions involving a change of control of our Company or of institutions that we own or acquire, our and our institutions’ ability to operate could be impaired.

If we or one of our institutions experiences a change of ownership or control under the standards of applicable state regulatory bodies, accrediting agencies, ED, or other regulators, we or the institution governed by such agencies must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock, significant changes in the composition of an institution’s Board of Directors, internal restructurings, acquisitions of institutions including the Rasmussen Acquisition, or certain other transactions. Some of these transactions or events may be beyond our control. Our or our institutions’ failure to obtain, or a delay in receiving, approval of any change of control from the relevant regulatory agencies following a transaction involving a change of ownership or control could result in a suspension of operating authority, loss of accreditation, or suspension, loss of ability to participate in Title IV programs or certain growth restrictions including with respect to adding locations and programs, which could have a material adverse effect on our institutions and our financial condition. Our failure to obtain, or a delay in receiving, any approval of any change of control from other states in which we are currently licensed or authorized could require our institutions to suspend activities in that state or otherwise impair our institutions’ operations. The potential adverse effects of a change of control could influence, among other things, future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could have an adverse effect on the market price of our common stock. Growth restrictions that ED could impose as a result of change in ownership are more fully described in “Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “-Student Financing Sources and Related Regulations/Requirements”.

Certain contingents of Congress continue to examine the for-profit postsecondary education sector, which could result in targeted legislation, heightened oversight, or additional ED rulemaking that may limit or condition Title IV program participation of for-profit schools in a manner that may materially and adversely affect our business.

Certain contingents of Congress continue to examine institutions like ours. This examination has resulted in the introduction of various pieces of legislation, the holding of several hearings by various Congressional committees, and Congressional investigations and inquiries. We have previously incurred significant legal and other costs to respond to Congressional inquiries and could incur significant legal and other costs to respond to any future inquiries. We cannot predict the extent to which, or whether, Congress may refocus on for-profit education institutions, but Democrats, who gained control of both houses of Congress as a result of the 2020 U.S. federal elections and who retain control of the Senate as a result of the 2022 U.S. federal midterm elections, tend to support more regulation of and restrictions on for-profit institutions. We also cannot predict the extent to which, or whether, any hearings or investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions, or common law causes of action.

Congress has in the past changed, and may in the future change, eligibility standards and funding levels for federal student financial aid programs, DoD TA, and other programs. Other governmental or regulatory bodies may also change similar laws or regulations relating to such programs, which could adversely affect our student population, revenue, and financial condition.

Title IV programs are made available pursuant to the provisions of the HEA, and the HEA comes up for reauthorization by Congress approximately every five to six years. In the recent past, Congress has passed short-term non-substantive extensions of the HEA pending comprehensive reauthorization legislation. Further, when Congress does not act on comprehensive reauthorization through a single piece of legislation, it may act through multiple pieces of legislation. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Congress has previously considered comprehensive legislation to reauthorize the HEA, and is expected to consider such legislation again in the future. We cannot predict whether, in what form, or when, the two houses of Congress will reauthorize the HEA or whether, or when, the President will sign reauthorization legislation. Amendments to the HEA could occur as part of reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations. Additionally, Congress determines the funding level for each Title IV program on an annual basis.

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

We are not in a position to predict whether any particular legislation that could adversely affect the for-profit education sector will be passed by Congress or signed into law in the future, but Democrats, who tend to support more regulation of and restrictions on for-profit institutions, gained control of the executive branch and both houses of Congress as a result of the 2020 U.S. federal elections, and retain control of the Senate as a result of the 2022 U.S. federal midterm elections. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institutions and adversely affect our revenue and results of operations.

Failure to comply with the various federal and state laws and regulations governing RU’s and HCN’s extended payment plan options could subject us to fines, penalties, obligations to discharge loans and other injunctive requirements.

RU and HCN offer extended payment plan options designed to assist students with educational costs, including tuition and fees. The extended payment plans are subject to various federal and state laws and regulations, as discussed in “Regulatory Environment – Student Financing Sources and Related Regulations / Requirements – Additional Sources of Student Payments”. If we do not comply with these laws and regulations, we could be subject to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, either of which could have a material adverse effect on our business, financial condition, results of operations, and cashflows, and result in the imposition of significant restrictions on us and our ability to operate.

Risks Related to Our Business

Economic and market conditions in the U.S. and abroad and changes in interest rates could affect our enrollments, success with placement and persistence and cohort default rates.

Our business has been and may in the future be adversely affected by a general economic slowdown, recession, or other adverse economic developments in the U.S. or abroad, including rising interest rates and inflation. Our institutions derive a significant portion of their revenue from Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not government subsidized. Historically low interest rates have created a favorable borrowing environment for students. However, our students may have to pay higher interest rates on their Title IV program loans and private loans as a result of recent and expected future interest rate increases. Increases in applicable interest rates could result in a corresponding increase in educational costs to our existing and prospective students, which could result in a reduction in our enrollment. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some Title IV programs, which could adversely impact our operations and financial condition. In addition, inflation has and in the future could result in increased costs of labor and materials, which could adversely impact our operations and financial condition.

Adverse economic developments, such as those that resulted from the COVID-19 pandemic, that affect the United States could also result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, could result in declines in our success with placements and persistence. In addition, adverse economic developments could adversely affect the ability or willingness of our former students to repay student loans, which could increase our institutions’ student loan cohort default rates and require increased time, attention, and resources to manage these defaults. Our institutions’ students are able to borrow Title IV loans in excess of their tuition and fees. The excess is received by such students as a credit balance refund. However, if a student withdraws, our institutions must return any unearned Title IV funds (which may include a portion of the credit balance refund) and must seek to collect from the student any resulting amounts owed to the institution. A protracted economic slowdown could negatively impact such students’ abilities to satisfy debts to the institution, including debts that result from returns of unearned Title IV amounts. As a result, the amount of Title IV funds we would have to return without repayment from our institutions’ students could increase, and our financial results could suffer.

Our business could be harmed if our institutions experience a disruption in their ability to process Title IV financial aid.

We collected a substantial portion of our fiscal year 2022 consolidated revenue from receipt of Title IV financial aid program funds. Any processing disruptions by ED, by our institutions, or by third-party service providers may impact the ability of our institutions’ students to obtain Title IV financial aid on a timely basis. If our institutions experience a disruption in their ability to process Title IV financial aid, either because of administrative challenges on their part or the part of their vendors, or the inability of ED to process Title IV funds on a timely basis, it could have a material adverse effect on our institutions’ business and on our financial condition, results of operations, and cash flows. If our institutions experience a disruption in their ability to process Title IV financial aid because of administrative challenges on their part or the part of their vendors, ED could require that our institutions become subject to payment methods for Title IV programs that are not the advance payment system, which could have a material adverse effect on our institutions’ cash flows.

Business combinations and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention, and we may not realize the expected benefits of any consummated business combinations or acquisitions.

From time to time, we explore or enter into business combinations and acquisitions, such as our recent Rasmussen Acquisition and GSUSA acquisition, which are typically accompanied by a number of risks, including:

•failure to consummate or delay in consummating the transactions;
•lack of understanding of the target business;
•unrealistic expectations for the benefits of the acquisitions or underestimation of the difficulties and costs of integration;
•failure to achieve anticipated transaction benefits or projected financial results and operational synergies;
•difficulties consolidating operations and integrating financial, information technology and other systems, as well as challenges in maintaining uniform, effective, or compliant standards, controls, policies, and procedures, including financial reporting procedures;
•disruption or termination of relationships with students or business partners;
•distraction of management’s and other key personnel’s attention from normal business operations during the acquisition and integration processes;
•inability to obtain, or delay in obtaining, approval of the acquisition from the necessary regulatory agencies, or the imposition of operating restrictions or a letter of credit requirement on us or on the acquired institution such as in the case of the Rasmussen Acquisition;
•expenses associated with the integration efforts;
•adverse tax or accounting impact; and
•unidentified issues not discovered in the due diligence process, including legal and regulatory contingencies.

Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. Further, many acquisitions result in the acquirer recording goodwill. If any acquisitions for which we record goodwill are not successful or experience challenges, that goodwill may become impaired and have an adverse impact on our results of operations. For example, we recorded a non-cash charge of $144.9 million, and to reflect the corresponding tax impact of $36.0 million, during the fiscal year ended December 31, 2022 to reduce the carrying value of RU goodwill and intangible assets as a result of determining that the fair value of RU was less than its carrying value. This was due to RU’s underperformance in the second quarter of 2022 as compared to projections at the time of acquisition as well as the decline in our market value and that of comparable companies. We believe that it is a reasonable possibility that we will be required to record further impairment charges to reduce the carrying value of RU Segment goodwill in future periods.

The Rasmussen Acquisition was, and our acquisition of any other educational institution would also likely be, considered a change in ownership and control of the acquired institution under applicable regulatory standards. For the Rasmussen Acquisition, we needed, and for any such acquisition, we would need approval from ED, and we would need to notify or obtain approval from applicable state agencies and accrediting agencies, and possibly other regulatory bodies, to the extent those agencies or bodies require such actions. A number of these approvals can only be requested after completion of an acquisition. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are not successful in completing acquisitions, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could result in dilutive issuances of securities or could require use of substantial portions of our available cash, as in the HCN acquisition and the Rasmussen Acquisition, or issuances of debt and equity, as in connection with the Rasmussen Acquisition, which could adversely affect our financial condition.

We have not yet been able to fully achieve the anticipated benefits of the Rasmussen Acquisition, as evidenced by the reduction in carrying value of goodwill and intangible assets discussed above, and may not be able to achieve the anticipated benefits of any future acquisition, including cost savings and other synergies and growth opportunities, during the anticipated time frame, or at all. For example, events outside our control, such as changes in regulation and laws and economic trends, could adversely affect our ability to realize the expected benefits. A continued inability to realize the full extent of the anticipated benefits of the Rasmussen Acquisition or an inability to realize in full anticipated benefits of any future acquisition could have an adverse effect on our revenue, results of operations, and level of expenses, which may adversely affect the value of our common stock.

Our acquisition of GSUSA may not achieve its expected benefits and we may not be successful in operating GSUSA or executing our plans for its business, including because of our limited experience in training and compliance with government contracting law.

GSUSA is one of the largest providers of training to the federal government workforce, a market in which we have limited experience, and its contracts are governed by the FAR, a regulatory framework with which we have limited experience. The FAR creates compliance risk, affects how GSUSA interacts and does business with its federal government clients, including by providing government agencies with rights not typically found in commercial contracts, and may impose added costs on GSUSA’s business. Our government contracts may provide for termination by the government at any time, without cause. In addition, we may be subject to audits and investigations relating to these contracts, and any violations could result in civil and criminal penalties and administrative sanctions, including termination of contract, refund or suspension of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. The acquisition of GSUSA remains subject also to certain of the risks described in the Risk Factors captioned “Business combinations and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention, and we may not realize the expected benefits of any consummated business combinations or acquisitions” above and “Efforts to diversify our business outside of the traditional areas served by our institutions may provide strategic and operational challenges that we are not prepared or able to address” below. Our inability to realize the expected benefits of the acquisition of GSUSA or to successfully operate its business or execute our business plans for GSUSA would adversely impact our financial condition and results of operations.

Efforts to diversify our business outside of the traditional areas served by our institutions may provide strategic and operational challenges that we are not prepared or able to address.

We intend to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. As we seek opportunities to expand our business and serve markets beyond those traditionally served by our institutions, such as the federal government training market through the acquisition of GSUSA, we may encounter strategic and operational challenges different from those within our existing institutions. We or our institutions may have limited experience operating in new businesses and markets or new modes of teaching and may need to modify systems and strategies or enter into arrangements with other institutions and organizations. In addition, our systems and infrastructure may not be able to respond quickly enough to support new business opportunities, or we may not otherwise be able to address the strategic or operational differences of or compliance challenges associated with these new opportunities. If we are unable to successfully capitalize on new opportunities, the value of our common stock may decline over time, including because of the challenges of growing our core business under our current model.

We have implemented a shared services model for services to our institutions, and challenges encountered due to the ongoing operation and expansion of this model could cause strategic or operational challenges and adversely impact us.

Over the last several years, we have invested capital and human resources in the transition and implementation of a shared services model pursuant to which APEI provides services to our institutions that were previously handled directly within those institutions. However, APEI’s provision of shared services may not provide the level of service or respond quickly enough to meet the business needs of our institutions. We may not achieve the expected or desired synergies or other benefits of implementing shared services. In addition, the operation and continued expansion of the shared services model could lead to strategic and operational challenges, inefficiencies, or increased costs, any of which could cause our institutions to become dissatisfied with the shared services model, and adversely affect our business, financial condition, results of operations, and cash flows.

We rely on third-party vendors whose service may be of lower quality than ours, whose responsiveness may be less timely than ours, and whose compliance practices may increase our operational and compliance risk.

We rely on third-party vendors to provide certain services to our institutions and their students primarily related to information technology services, our learning management system, and financial aid processing, and expect to rely more heavily on such vendors, particularly through cloud computing services, in the future. While we monitor and assess vendor service, it is possible that the quality of service and the timeliness of vendor responses may be less than the service and responsiveness that we or our institutions would provide. Lack of service level agreements with third-party vendors may negatively impact our operations, and third-party vendors may lack adequate business continuity planning. Using third-party vendors increases compliance risk that the vendors may not adequately protect personal information, or that they may not comply with applicable federal or state regulations. Further, transitioning from existing vendors or from in-house processes to new providers or from third-party providers to in-house processes or vice versa, such as the transition of RU marketing from Collegis to our in-house, centralized marketing team and the planned transition of information technology and related services currently outsourced to Collegis to our control and management or to cloud services or third-party vendors over which we will have management oversight, involves inherent risks, including the risk of significant disruption of integral processes or the decrease in quality of service as compared to the prior provider. In the event third-party vendors fail to provide services, lack adequate continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected.

There can be no guarantee that our business will generate sufficient cash flow from operations or that future capital or borrowings will be available to us in an amount sufficient to enable us to fund our other liquidity needs.

Although we believe our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt and interest obligations, and planned capital expenditures for the next 12 months and the foreseeable future, our future capital requirements, and our ability to generate sufficient cash to fund our future operations will depend on a number of factors. Our business may not generate sufficient cash flow from operations, and future capital or borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness, pay dividends on our Series A Senior Preferred Stock when due, or fund our other liquidity needs. Failure to achieve business performance consistent with our expectations, to reverse the decline in enrollments at RU, including as a result of regulatory action, or any government shutdown could adversely impact our cash flows and results of operations. In addition, our efforts to comply with the 90/10 Rule could lead us to reduce enrollments or require us to make expenditures that would reduce our existing cash available for operations.

We have incurred substantial indebtedness under our credit agreement, the cost of servicing that debt could adversely affect our business and financial results, and we may not be able in the future to service that debt.

Our ability to make scheduled payments on or to refinance our obligations under the credit agreement will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. The indebtedness we incurred in connection with the Rasmussen Acquisition requires us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. There can be no assurance that our business will generate sufficient cash flow from operations to service our indebtedness. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our business and financial condition would be materially harmed.

Our Series A Senior Preferred Stock provides rights, preferences, and privileges that are not held by our common stockholders, and is senior to our common stock, which could adversely affect our cash flows, liquidity, and financial condition.

We are required to pay periodic cash dividends to the holders of our Series A Senior Preferred Stock, which will accrue at an annual rate equal to Term SOFR (as defined in the Certificate of Designation) plus 10.00%, and will increase by 2.0% on June 28, 2025 and another 0.5% on October 1, 2025 and the first day of every following quarter, subject to a maximum of Term SOFR plus 25.0%, other than an increase in the dividend rate in connection with an event of default under the Certificate of Designation. Our ability to pay dividends will depend upon our financial condition, cash flows, and operating performance, which are subject to economic and competitive conditions and to factors beyond our control. Our failure to pay dividends when due would result in an immediate increase in the dividend rate by 6.0% per annum until there is no longer any default in existence and continuing, and (if the failure occurs prior to June 29, 2027) will trigger an immediate requirement to make a payment to the holders of the Series A Senior Preferred Stock equal to a make-whole amount plus a significant additional premium. We refer to this payment as the Early Premium Amount. We also have the option, from time to time, to redeem the Series A Senior Preferred Stock pro rata in whole or in part. Payment of dividends or the exercise of this redemption right could adversely impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, and other general corporate purposes.

In addition, holders of our Series A Senior Preferred Stock have certain consent rights that limit our ability to obtain debt or preferred stock financing or take certain other corporate actions. Without the consent of at least 60% of the then outstanding shares of Series A Senior Preferred Stock, with certain exceptions, we may not, among other things, (i) incur any indebtedness if such incurrence would cause our Total Net Leverage Ratio (as defined in the purchase agreement for the Series A Senior Preferred Stock) to exceed 0.75:1, (ii) issue any capital stock senior to or pari passu with the Series A Senior Preferred Stock, (iii) declare or pay any cash dividends on our common stock, or (iv) repurchase more than an aggregate of $30 million of our common stock. Such consent rights may limit our financial and operational flexibility, which could have a material adverse effect on our business or liquidity.

Finally, our common stock ranks junior to our Series A Senior Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. In the event of our liquidation, dissolution or winding-up of our affairs, no distribution or payment may be made to holders of our common stock until we have paid to holders of the Series A Senior Preferred Stock a liquidation preference equal to $100,000 per share of Series A Senior Preferred Stock plus accrued and unpaid dividends plus the Early Premium Amount.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms.

We may need additional capital in the future for various reasons, including to finance business acquisitions, as we did with the Rasmussen Acquisition, or investments in technology or to achieve growth or fund other business initiatives. There is no assurance that capital will be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise capital may have rights, preferences, or privileges senior to those of existing stockholders, such as our Series A Senior Preferred Stock stockholders have compared to the rights of our common stockholders. If adequate capital is not available or is not available on acceptable terms, our and our institutions’ ability to expand, develop or enhance services or products, or respond to competitive pressures, will be limited.

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

In recent years, we experienced increases in bad debt in our HCN segment, and in the fourth quarter of 2023 we experienced increases in bad debt at RU. We have also had periods at APUS where we have experienced increases in our bad debt expense, and there is no assurance that bad debt expense will not increase at APUS again in the future or at RU. There is no assurance that we will be able to limit our exposure to bad debt or that steps we take to limit bad debt will be effective. Bad debt increases at our institutions could have a material adverse effect on our financial condition, cash flows, and results of operations.

If our institutions fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institutions may lose the ability to participate in Title IV programs or DoD TA programs, or have participation in these programs conditioned or limited.

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

ED requires institutions that participate in Title IV programs to refer to the ED OIG credible information about fraud or other illegal conduct involving Title IV programs, and in the past our institutions have referred to the OIG information with respect to potential fraud by applicants and students. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, ED may find that our institutions do not satisfy ED’s administrative capability requirements, which could have the adverse effects described in the Risk Factor captioned “A failure to demonstrate “administrative capability” may result in the loss of eligibility to participate in Title IV programs”. In addition, our institutions’ ability to participate in Title IV programs and TA is conditioned on maintaining accreditation by an accrediting agency that is recognized by ED. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs, like APUS’s programs, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs, TA, or both.

If we are unable to attract, retain, and develop skilled personnel and management, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

We must attract, retain, and develop diverse and highly qualified faculty, management, administrators, and other skilled personnel to our institutions. As we continue to grow our business, make acquisitions, and expand our geographic scope, we need to ensure effective succession for key executive and employee roles in order to meet the growth, development, and profitability goals of our business. Hiring competition is intense, especially for faculty in specialized areas and qualified executives. There continues to be a shortage in access to nursing faculty, which impacts our ability to recruit and retain qualified nursing faculty at RU and HCN. We also believe that current job market dynamics, including low unemployment, have further increased the challenge of hiring and employee retention. Overall, turnover of our employees during 2022 increased when compared to 2021. Excluding RU and GSUSA, which were not part of the organization for all of 2021, turnover in 2022 increased approximately 14% to 24%, depending on segment. For 2022, 8.3% of full-time employee terminations were voluntary and 19.6% were involuntary. Turnover in 2021 was approximately 6% to 10% higher than in 2020, depending on segment. Although we have taken additional steps to retain our current faculty and source and recruit talent, there can be no assurance that our efforts will be successful.

In certain RU campus geographies, the challenge with recruiting qualified faculty has been particularly difficult, and in 2022 our faculty to student ratio has increased. For example, for the Bloomington, Minnesota ADN program, RU is now required by the Minnesota Board of Nursing to maintain a specified full-time faculty to student ratio, which contributed to RU reducing enrollments by voluntarily increasing admissions standards and capping the number of students that can be accepted to the program quarterly in order to meet the ratio requirement, concentrate on student satisfaction and success, and focus on improving NCLEX scores. For the January 2023 start date in the Bloomington, Minnesota ADN program, the voluntary cap represented a 67.1% decrease in enrollment potential as compared to the prior year.

Any failure to develop and maintain a positive culture and strong employee morale or to continue fostering the growth and development of our personnel, including through the use of staff performance evaluation systems and processes, could have a material adverse effect on our business and results of operations. In addition, to the extent our leaders behave in a manner that is not consistent with our values, such as leading with integrity, we could experience significant impact to our brand and reputation, as well as to our culture. Hiring and retention may also depend on our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive.

We must manage leadership development and succession planning throughout our business. We have had a number of other executive officers retire or otherwise depart our Company over the last several years and we continually evaluate our leadership structure. While we have employment agreements with our Chief Executive Officer and our Chief Financial Officer, we do not have employment agreements with other executives or personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the transfer of critical knowledge. Management turnover and vacancies may negatively impact operations, morale, and our ability to execute. While we have processes in place for management transition and the transfer of knowledge, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel, or transfer knowledge, could significantly impact our business and results of operations. For example, during 2022, we had unexpected leadership departures at RU that we believe contributed to declines in enrollment at RU in 2022 and that will have a negative impact on starts in the first half of 2023 and overall fiscal 2023 results of operations.

While we continue to work to strengthen our management team and to attract and retain high-caliber talent, including through various human resources programs and what we believe are competitive market compensation and benefits practices, our efforts may not be successful. If we fail to attract new faculty, management, administrators, or skilled personnel or fail to retain, develop, and motivate our existing faculty, management, administrators, and skilled personnel, our institutions and our ability to serve our students, acquire new students, expand our programs, open new locations, make investments or acquisitions, and update or enhance our technology could be severely harmed, and changes in management could disrupt our business and cause uncertainty.

We may not achieve the anticipated benefits of our cost savings efforts, including our recent reduction in force, and any savings may be offset by increased costs in other areas.

On November 2, 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments. The reduction in force resulted in pre-tax labor and benefit savings in 2022 of approximately $2.3 million and approximately $13.5 million on an annualized basis. The headcount reductions reflect ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. There can be no assurance that we will be successful or recognize the benefits we anticipate from this reduction in force. Furthermore, some of the savings realized in 2022 will be offset in the short-term by severance and other related costs, is expected to be further offset by increased expenditures as a result of the insourcing of marketing and information technology services previously outsourced to Collegis, and over the long-term may be offset by increases to wages and salaries necessary to remain competitive. Reductions in force may also result in increased costs, as opposed to cost savings, including due to associated legal risks, and could distract management and employees.

We have limited experience in making investments in other entities, and any such investments may not result in strategic benefits for our business or could expose us to other risks.

From time to time we may pursue strategic investments in or partnerships or joint ventures with other schools, service providers, education technology-related companies, and other types of entities. These types of investments involve significant challenges and risks, including that the investment does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management’s attention is diverted from our core business, and expose us to the operating and financial risks of the entities in which we invest. We may not have the ability to control the policies, management, or affairs of entities in which we do not have sole control, which could negatively affect our ability to realize the strategic benefits of those investments. We may not realize strategic benefits from investments and as a result may be required to, and in the past have been required to, reduce the carrying value of investments. If we wish to dispose of an investment due to failure to realize benefits, underperformance, or otherwise, we may not be able to do so in a timely fashion or may have to sell at less than our carrying value, as we did in 2021 with our interest in Second Avenue Software. Any of these events could harm our operating results or financial condition.

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

We rely on dividends, distributions and other payments, advances, and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments and generate all of our operating income through our subsidiaries. As a result, we rely on dividends and other payments or distributions from our operating subsidiaries to meet our obligations, including payments of principal and interest on our debt and dividends on our Series A Senior Preferred Stock, and to fund acquisitions and investments. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to us depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements such as obligations to maintain certain restricted cash or post letters of credit, financial performance, accreditation requirements, agreements entered into by those operating subsidiaries, and the covenants of any future obligations that we or our subsidiaries may incur. For example, due to financial performance, RU and HCN did not pay a dividend and GSUSA did not make a distribution to APEI in 2022.

Legal proceedings, particularly class action lawsuits, may require human and financial resources, distract our management, and negatively affect our reputation and results of operations.

From time to time, we and our institutions have been and may be involved in various legal proceedings. In recent years, we have observed litigation brought against for-profit schools, including class actions brought by students and prospective students based on alleged misrepresentations about a school’s programs, “qui tam” lawsuits, and investigations by state attorneys general into for-profit postsecondary education institutions, which are described above under the heading “Risks Related to the Regulation of Our Industry”. Such matters can be time-consuming, require significant human and financial resources to investigate and respond to claims brought in any future litigation, and may divert management’s attention from operating our business. Furthermore, such matters are unpredictable and could lead to larger payments or liabilities, including adverse regulatory action, and, as a result, negatively affect our results of operations.

Risks Related to Our Technology Infrastructure

Our ongoing transition away from Collegis for outsourced RU marketing and information technology functions may not be timely, efficient, or cost-effective, or may pose other operational challenges.

RU has historically relied on Collegis for a variety of outsourced marketing services and information technology functions under one contract for marketing services and another for information technology functions. In April 2022, we notified Collegis that we intended to permit the contracts to expire by their terms on September 30, 2024. The marketing services contract was thereafter mutually terminated effective January 31, 2023. We have transitioned the marketing services and plan to transition the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors by September 30, 2024. We expect to conduct the majority of information technology transition and incur most of the associated expenses in 2024. The transition will cause us to incur significant time and expense, may not be timely, efficient, or cost effective, or may otherwise be difficult to implement or pose operational challenges, any of which could adversely affect our business, financial condition, results of operations, and cash flows. This transition will require the efforts of multiple parties, including third-party vendors, and we cannot be assured that the level of cooperation among the parties will not create added challenges. These developments could also have adverse impacts on our ongoing relationship with Collegis or the level of service that it provides. In addition, there is no assurance that any contracts with third parties that replace Collegis for any of these services will be on terms that are favorable to us or that the quality of service we provide will be better than that provided by Collegis.

We need to continue to expend time, money, and resources into our and our institutions’ information technology, which may place a strain on our capacity that could adversely affect our systems, controls, and operating efficiency, and those of our institutions.

We need to invest capital, time, and resources to update our information technology, including our hardware and student-facing systems, in response to competitive pressures in the marketplace and student expectations, including data analytics, artificial intelligence, interactive and immersive user and learning experience technologies such as those that leverage virtual and augmented reality, multi-channel customer engagement, and robotic process automation, to update or replace older systems and infrastructure, and to enhance functionality. We have made investments to integrate the technology systems of RU and GSUSA and will likely have to make similar investments for any other business we may acquire in the future. The nature and age of our current information technology may limit our business opportunities, and our efforts to maintain and improve our information technology systems may not be successful, may cost more than expected, may increase our level of spending, not all of which can be capitalized, may take longer than expected or require us to devote more of our information technology resources than expected, or may otherwise adversely affect our financial condition. We may also be unable to address all of the initiatives that we would like to pursue or find that the number of projects we are working on impacts our ability to adequately address critical areas, and may fail to correctly prioritize information technology projects, which could increase costs or limit our growth. As a result of unsuccessful development efforts, or as a result of replacing outdated technology, software, or other technology related assets, we have in the past had and may in the future have assets that become impaired. We continually evaluate APUS’s customized student information and services system, PAD, for possible changes and upgrades and anticipate that we will eventually make significant changes to or replace that system, as well. In addition, failure to address poor data quality and integrity as well as a lack of consistency and standardization in defining, collecting, managing, using, and storing data may adversely affect our business and results of operations.

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

Significant system disruptions to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructure, and systems of third parties, could negatively impact our ability to generate revenue and could damage our reputation, limiting our ability to attract and retain students.

The performance and reliability of our and our institutions’ networks and technology infrastructure, including those of third parties systems we use or rely on, is critical to our operations and our institutions’ reputation and ability to attract and retain students. Any system error or failure, including as a result of outages and other difficulties that may result from having or relying on outdated systems or infrastructure, or a sudden and significant increase in bandwidth usage, could interrupt our or our institutions’ ability to operate and could result in the unavailability of our online classrooms, preventing students from accessing their courses and adversely affecting our results of operations. In addition, our institutions’ technology infrastructure, and the technology infrastructure of our third-party vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber-attacks, terrorist activities, and telecommunications failures, as well as our own failure to fully develop or test our disaster recovery plans.

At APUS, PAD has been predominantly developed in-house, with limited support from outside vendors. To the extent that we have utilized third-party vendors to provide certain software products for our systems, we have generally needed to integrate those products into, and ensure that they function with, PAD. We continuously work on upgrades to PAD, and our employees devote substantial time to its development and to the successful integration of third-party products into PAD. To the extent that we face system disruptions, malfunctions or vulnerabilities with PAD or the failure of PAD to meet internal or industry standards, or lose employees with experience on our systems, we may not have the capacity to address such disruptions, malfunctions, vulnerabilities, or failures or to continue to administer or make adequate modifications to PAD with our internal resources, and we may not be able to identify outside contractors with expertise relevant to our custom system.

We rely on third parties for certain information technology capabilities. We use third-party services such as cloud computing and software-as-a-service for certain aspects of our operations and are reliant on the capabilities of vendors for such functions. Vendors may take actions beyond our control that could adversely affect our access to the providers’ services, including discontinuing or limiting our access to their platforms or modifying or interpreting their terms of service or other policies in a manner that impacts our ability to run our business and operations. In addition, there is no assurance that we will be able to renew contracts with vendors that are subject to expiration or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. Any transition of third-party services, whether to another vendor or directly to us or our institutions, could be difficult to implement and cause us to incur significant time and expense. Any significant downtime or other interruption or disruption of these services could adversely impact our operations and our business.

Any significant interruption in the operation of our or our vendors’ data centers or server rooms could cause a loss of data. Even with redundancy, a significant interruption in the operation of these facilities or the loss of institutional and operational data due to a natural disaster, fire, power interruption, act of terrorism, or another unanticipated catastrophic event, including as a result of climate change, may not be preventable. Any significant interruption in the operation of these facilities, including an interruption caused by the failure to successfully expand or upgrade systems, or to manage transitions and implementations, could reduce the ability to manage network and technological infrastructure, which could adversely affect our institutions’ operations and reputations. Additionally, our institutions do not necessarily control the operation of the facilities hosting our technology infrastructure and may be required to rely on other parties to provide physical security, facilities management, and communications infrastructure services. If any third-party vendors encounter financial difficulties or other events beyond our control occur that cause them to fail to adequately secure and maintain their facilities or provide necessary connectivity or capacity, our institutions and their students may experience interruptions in service or the loss or theft of important data, which could adversely affect our financial condition.

Data security breaches and cyber-attacks could compromise sensitive information, including personal information, and cause system disruptions and significant damage to our business and reputation.

We process and maintain on our network systems certain information that is confidential, proprietary, personal (such as social security numbers, tax return information, personal and family financial data and student academic records, and including information about students, their families, employees, and contractors), or otherwise sensitive, including financial and confidential business information. Our computer networks, and the networks of our third-party vendors, may be vulnerable to unauthorized access by computer hackers, phishing, ransomware, computer viruses, denial of service attacks, malicious social engineering and other security attacks or security problems, including vulnerabilities in software and software code. An individual or group that circumvents security measures could misappropriate confidential, proprietary, or personal information or cause interruptions or malfunctions in operations. In addition, errors in the storage, use, or transmission of personal information, errors with our systems or networks, or intentional or unintentional misuse or loss of personal information could result in a breach of student or employee privacy. Our systems and the systems maintained by our third-party providers have been subject to attempts to gain unauthorized access, breaches, and other system disruptions and these and similar incidents could happen again. It may be difficult to anticipate or to detect immediately such incidents, the scope of such incidents and the damage caused thereby, and we may not yet be aware of, or know the scope of and damage caused by, prior incidents. If we or third parties with access to our systems, or to confidential, proprietary, or personal information experience security breaches in the future or we learn of a past breach that we or third parties have experienced, we may be required to expend significant resources to investigate, remediate, or disclose these security breaches or to address resulting regulatory investigations or litigation. Such breaches could result in imposition of penalties, disruption to our operations, and damage to our reputation. Our increased use and reliance on cloud computing could expose us to additional risks. While our contractual arrangements with third-party providers such as cloud computing vendors provide for the protection of information, we cannot control these vendors or their systems and cannot guarantee that a data security or privacy breach of their systems will not occur in the future.

We use external vendors to perform security assessments on a periodic basis to review and assess our information security. We utilize this information to audit ourselves, monitor the security of our technology infrastructure, and assess whether and how to prioritize the allocation of scarce resources to protect data and systems. However, we cannot ensure that these security assessments and audits will identify or appropriately categorize relevant risks or result in the protection of our computer networks against security breaches. Similarly, although we require our third-party vendors contractually to maintain a level of security that is acceptable to us and work closely with vendors to address potential and actual security concerns and attacks, we cannot ensure that they will protect confidential, proprietary, or personal information on their systems. Breaches at third-party vendors may also affect our systems. System disruptions and security breaches to our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructures and systems of third parties could have an adverse effect on our financial condition.

We face an ever-increasing number of threats to our computer networks and systems, including unauthorized activity and access, malicious penetration, system viruses, ransomware, phishing, other malicious code and vulnerabilities in software and software code and cyber-attacks, including individual or organized cyber-attacks. Any of these threats could breach our security and disrupt our systems. These risks increase when we make changes to our information technology systems or implement new ones. Our size makes us a prominent target for hacking and other cyber-attacks within the education industry. From time to time we experience security events and incidents, and these reflect an increasing level of sophistication, organization, and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats and may subsequently be deemed to have been inadequate by regulators or courts. The lack of prescriptive measures in data security and cybersecurity laws could contribute to any such regulator or court findings. An organization or individual who circumvents computer system security measures could misappropriate confidential, proprietary, or personal information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of or alleviate problems caused by these system disruptions and security breaches. Any of these events could have a material adverse effect on our business and financial condition. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.

Failure to comply with privacy laws or regulations could have an adverse effect on our business.

Various federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of student and consumer data. These laws could be applied in a manner that results in costs, the imposition of fines and operational conditions on our business. For example, if an institution fails to comply with FERPA, ED may require corrective actions by the institution or may terminate an institution’s eligibility to participate in Title IV programs. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. In addition, this area of the law and interpretations of applicable laws and regulations differ and are evolving. State and federal legislatures in the U.S. and countries globally have been enacting and considering new legislation. These evolving laws and interpretations are difficult to predict and could adversely impact our business, including by increasing compliance costs, by for example, restricting use or sharing of consumer data, including for marketing or advertising. The CCPA and related regulations is an example of a U.S. state law that imposes disclosure obligations on businesses for individuals’ personal information and affords those individuals rights relating to their personal information that may affect our ability to use personal information. The CCPA provides for penalties and includes a private right to action for certain data breaches. The CCPA is being expanded by the CPRA in 2023. Other new state privacy laws taking effect in 2023 include laws in Colorado, Connecticut, Utah, and Virginia. In addition, our institutions may be subject to the GDPR, which has extensive requirements relevant to businesses handling personal information about individuals in the EU. These laws’ applicability to us could result in substantial compliance costs or liabilities. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation. Claims of failure to comply with our institutions’ privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our institutions’ reputation and could have an adverse effect on our financial condition. The enactment of additional privacy and data security laws or amendments to existing laws could result in significant costs and require us to change some of our business practices.

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
•actual or anticipated changes in our earnings, our institutions’ net course registrations or enrollments, or fluctuations in our results of operations;
•our ability to meet or exceed, or changes in, the expectations of securities analysts, or the extent or accuracy of analyst coverage of our company;
•the actual, anticipated, or perceived impact of changes in the political environment, government policies, laws and regulations, or similar changes made by accrediting bodies;
•the depth and liquidity of the market for our common stock;
•general economic conditions and trends;
•catastrophic events;
•purchases or sales of large blocks of our stock;
•future issuances of common stock or other securities;
•recruitment or departure of key personnel; or
•actions of others in our industry, including but not limited to acquisitions, investments, or strategic alliances.

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

Our quarterly results fluctuate and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Our revenue and results of operations normally fluctuate as a result of seasonal or other variations in our institutions’ enrollments and associated expenses. The student population at our institutions varies as a result of new enrollments, graduations, student attrition, increased military operations and deployments, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns at our institutions and related fluctuations in expenses. These fluctuations may result in volatility in our results of operations, have an adverse effect on the market price of our common stock, or both.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
American Public Education, Inc., or APEI, and American Public University System, Inc. together operate administrative facilities in Charles Town, West Virginia, which also serve as our corporate headquarters. In Charles Town, we have six owned facilities totaling approximately 211,000 square feet. APEI’s administrative offices also include approximately 3,000 square feet of leased space in Baltimore, Maryland under a lease that expires in May 2024 and, beginning in January 2023, approximately 3,100 square feet of leased space in Fort Lauderdale, Florida under a lease that expires in January 2026.

Rasmussen University leases administrative office space in suburban Chicago, Illinois, Minneapolis, Minnesota, and Orlando, Florida, and leases 22 campuses located in six states and a planned campus in Dallas, Texas. These administrative offices and campuses include a total of 27 leased facilities with approximately 780,000 square feet combined. Lease terms and extension options vary by facility with expiration dates ranging from 2023 to 2033.

Hondros College of Nursing leases an administrative office located in suburban Columbus, Ohio, and leases six campuses in Ohio, a campus in Indianapolis, Indiana, and a campus in Detroit, Michigan, which opened in October 2022. These administrative office and campuses include a total of 12 leased facilities with approximately 200,000 square feet combined. Lease terms and extension options vary by facility with expiration dates ranging from 2023 to 2032.

Graduate School USA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii with approximately 62,000 square feet combined, under operating leases that expire through 2036.

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
Holders
As of March 10, 2023, there were approximately 436 holders of record of our common stock.
Common Stock Dividends
We have not historically paid dividends on our common stock, and our credit agreement contains limitations on the payments of future dividends. The payment of any dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness, and other factors deemed relevant by our Board.

Performance Graph

The graph below matches the cumulative five-year total return of holders of American Public Education, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Nasdaq Composite index, a customized peer group of six companies that includes Adtalem Global Education Inc., Grand Canyon Education Inc., Perdoceo Education Corp

(formerly known as Career Education Corporation), Strategic Education Inc., Lincoln Educational Services Corporation, or Lincoln, and Universal Technical Institute, Inc., or UTI, and of our former peer group, which included Zovio, Inc. (formerly known as Bridgepoint Education, Inc.), or Zovio, but did not include Lincoln or UTI. The peer group no longer includes Zovio because we no longer consider it to be a peer following changes to its business. We added Lincoln and UTI to our peer group to replace Zovio in order to continue to show comparative performance with a similarly sized group of for-profit postsecondary education companies. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017, and tracks the value of those investments, respectively, through December 31, 2022.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
APEI	100.00	113.61	109.34	121.68	88.82	49.06
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Nasdaq Composite	100.00	97.16	132.81	192.47	235.15	158.65
2021 Peer Group	100.00	109.44	115.94	96.92	80.43	100.34
2022 Peer Group	100.00	110.69	119.57	100.13	85.37	104.85

The stock price performance included in the graph and table above is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, our Board approved an additional authorization to repurchase up to $25.0 million of shares of our common stock. Subject to market conditions, applicable legal requirements, and other factors, repurchases may be made from time to time in the open market or in privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors as we deem appropriate.
As of December 31, 2022, approximately $8.4 million remained available under the current purchase authorization. Our credit agreement includes restrictions on our ability to repurchase our common stock, and the terms of our Series A Senior Preferred Stock require the consent of the holders of at least 60% of the then outstanding shares of our Series A Senior Preferred Stock in order for us to repurchase more than $30.0 million of our common stock in the aggregate.

    The following table presents our share repurchases during the three months ended December 31, 2022. For additional information regarding our share repurchases please refer to “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11. Stockholders’ Equity – Repurchase”.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
October 1, 2022 - October 31, 2022	—	$—	—	624,923	$8,396,734
November 1, 2022 - November 30, 2022	—	—	—	624,923	8,396,734
December 1, 2022 - December 31, 2022	—	—	—	624,923	8,396,734
Total	—	$—	—	624,923	$8,396,734

(1)On December 9, 2011, our Board of Directors approved a stock repurchase program for our common stock under which we could annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate us to repurchase any shares, may be suspended or discontinued at any time, and is funded using our available cash.

(2)On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may from time to time enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price, and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend, or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

(3)During the three month period ended December 31, 2022, 394 shares of common stock were deemed to have been repurchased for common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, or this Annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations, and involves risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors”, “Special Note Regarding Forward-Looking Statements”, and elsewhere in this Annual Report. For a discussion of our financial condition and results of operations for 2021 compared to 2020, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 2, 2022, which discussion is incorporated in this Annual Report by reference and which is available free of charge on the SECs website at www.sec.gov.

OVERVIEW
    We are a provider of online and campus-based postsecondary education, and career learning, to approximately 107,100 students through four subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA. Our subsidiary institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN and are certified by the U.S. Department of Education, or ED, to participate in Title IV programs. Additional information regarding our subsidiary institutions and their regulation is included in the “Business” section of this Annual Report.
On September 1, 2021, we completed the acquisition of RU, or the Rasmussen Acquisition, for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, of $325.5 million in cash, net of cash acquired.

We relied on debt financing pursuant to our Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, to fund a portion of the consideration for the Rasmussen Acquisition. For more information on this financing, please refer to “– Liquidity and Capital Resources – Liquidity – Acquisition of Rasmussen University” and “Note 8. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Annual Report. For more information on the Rasmussen Acquisition, please refer to “Note 3. Acquisition Activity” included in the Notes to the Consolidated Financial Statements in this Annual Report, and for more information on the impacts of regulatory action related to the Rasmussen Acquisition, please refer to “– Reportable Segments – RU Change in Ownership” in this Annual Report.

On January 1, 2022, we completed the acquisition of substantially all the assets of GSUSA, for $1.0 million, subject to working capital adjustments. At closing, we received approximately $1.9 million from the seller, which represented the estimated net working capital at closing net of the initial cash payment to the seller of $0.5 million, which is the purchase price less $0.5 million that we retained to secure the indemnification obligations of the seller. The purchase price reflects the $0.5 million due to the seller post-closing and additional adjustments to the estimated net working capital at closing.

Our financial results do not include the RU Segment or GSUSA results prior to the respective acquisition closing dates. Therefore, our consolidated results for the year ended December 31, 2021 include the operations of RU for the months of September through December 2021 only, and the consolidated results do not reflect the operations of GSUSA in the 2021 periods. Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”, which includes unallocated corporate activity and eliminations, and for the year ended December 31, 2022, the operational activities of GSUSA.

Our revenue is largely driven by the number of students enrolled at our institutions, the number of and types of courses that students take, student payor source, and the mix of programs students attend. Our consolidated revenue in 2022 was $606.3 million, representing a $187.5 million, or 44.8%, increase from $418.8 million in 2021. The 2022 revenue increase was primarily due to the inclusion of RU Segment revenue for the full year. A significant portion of our revenue comes from our institutions’ participation in Title IV programs, APUS’s participation in the TA programs, and other government programs, and this creates significant risks to our operations.

Our operations are organized into three reporting segments:
•American Public University System, or APUS Segment. This segment reflects the operational activities of APUS.

•Rasmussen University Segment, or RU Segment. This segment reflects the operational activities of RU.

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

Prior to the Rasmussen Acquisition, we had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the HCN Segment. The APEI Segment previously reported the results of both APUS and unallocated corporate expenses. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment. We therefore present its operational activities within “Corporate and Other”. We also include adjustments to reconcile segment results to the Consolidated Financial Statements in “Corporate and Other”, primarily related to unallocated corporate activity and eliminations, and which also were generally previously reported within the former APEI Segment. Prior periods have been updated to conform to the revised presentation.

Financial information regarding each of our reportable segments is reported in this Annual Report in the sections “Financial Statements and Supplementary Data” and “– Operating Results by Reportable Segment Year Ended December 31, 2022 Compared to Year Ended December 31, 2021”.

Student Body. As of December 31, 2022, approximately 65% of APUS’s students self-reported that they served in the military on active-duty at the time of initial enrollment, and as a result APUS is particularly reliant on tuition assistance programs, or TA, and the Department of Defense, or DoD, budget. At APUS, active-duty military students generally take fewer courses per year on average than non-military students and have a lower revenue per net course registration than other funding sources. A significant portion of APUS’s registrations are also attributable to students using VA education benefits, and funds from Title IV programs. RU nursing students and HCN students generally attend classes at physical campuses and use Title IV program funds. At APUS and for RU programs outside pre-licensure nursing and allied health, all coursework is delivered online. For the fiscal year ended December 31, 2022, 48% of RU students were enrolled in nursing programs, 19% in health sciences programs, 16% in business programs, with the remainder of students in education, technology, design and justice studies programs. For the fiscal year ended December 31, 2022, approximately 60% of HCN students were enrolled in the Practical Nursing, or PN program, while 40% were enrolled in the Associate Degree in Nursing, or ADN program.

Increased Costs and Expenses. Our costs and expenses have increased over time due in part to the acquisitions of RU and GSUSA, the addition of new HCN campuses, including HCN’s new campus located in suburban Detroit, which opened in October 2022, increases in nursing faculty and employee compensation, as well as increases in advertising and Title IV costs as a result of increased competition and rising inflation rates, and the changing needs of our students, including costs for technology required to support students at our institutions. For example, in 2022, we continued to incur expenses to invest in replacements and upgrades to our information technology systems.

We believe that in order to continue to attract and retain qualified students our institutions need to continuously update and expand the content of their existing programs and develop new programs, specializations and modes of teaching, faculty engagement initiatives, and co-curricular initiatives. These efforts may require obtaining appropriate regulatory approvals, incurring marketing expenses, and making investments in management and capital expenditures, including technology-related expenditures. Initiatives to attract and retain qualified students require significant time, energy, and resources, and if our efforts are not successful, our results of operations, cash flows, and financial condition may be adversely impacted. For more information about the risks related to attracting and retaining qualified students please refer to “Risk Factors – Risks Related to Attracting and Retaining Students”.

Reductions in Force. We implemented multiple reductions in force in 2021 and 2022. On August 9, 2021, we completed a reduction in force that resulted in the termination of 11 full-time faculty members at APUS and 28 non-faculty employees across a variety of roles and departments at APEI and APUS, representing approximately 3.2% of the APUS full-time faculty workforce, and 3.1% of the APEI and APUS non-faculty workforce. We incurred approximately $1.0 million of pre-tax cash expenses associated with employee severance benefits as a result of this reduction in force. The reduction in force resulted in $1.4 million and $3.3 million in pre-tax labor and benefit savings in 2021 and 2022, respectively.

On January 14, 2022, RU completed a reduction in force that resulted in the termination of nine full-time faculty members and 19 non-faculty employees across a variety of roles and departments at RU, representing approximately 3.0% of RU’s full-time faculty workforce, and 2.1% of RU’s non-faculty workforce. We incurred an aggregate of approximately $0.4 million of pre-tax cash expenses associated with employee severance benefits as a result of this reduction in force. The reduction in force resulted in pre-tax labor and benefit savings of approximately $2.7 million in 2022.

Additionally, on November 2, 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments representing approximately 5.8% of our non-faculty workforce. We incurred an aggregate of approximately $3.1 million of pre-tax cash expenses associated with employee severance benefits as a result of this reduction in force, all of which were incurred in the fourth quarter of 2022. The reduction in force resulted in pre-tax labor and benefit savings in 2022 of approximately $2.3 million, or approximately $13.5 million on an annualized basis. We anticipate a portion of these annualized cost savings to be reinvested in the business in future years.

The cost savings noted above do not include expenses associated with employee severance benefits. We recorded expenses for termination benefits related to the workforce reductions in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 420, Exit or Disposal Cost Obligations.

Our Initiatives. Our revenue may decline, and our costs and expenses may increase, as our institutions adjust to changes in their student composition, undertake initiatives to improve the learning experience, and work to attract students who are more likely to persist in their programs. Additional initiatives that we are implementing or may implement that may increase costs and expenses or adversely affect our revenue may include the following:

•altering our institutions’ marketing programs to target the appropriate prospective students;
•investing in technology related to our overall information technology transformation program;
•insourcing RU marketing and information technology functions and services from Collegis;
•changing admissions standards, requirements, processes, and procedures;
•implementing more stringent satisfactory academic progress standards;
•changing tuition costs and payment options;
•upgrading existing campuses and opening additional campuses to meet student needs;
•changing fund disbursement methods; and
•implementing alternative learning delivery methods.

Information technology systems are an essential part of the student experience and our business operations, as discussed more fully in “Business – Information Technology” in this Annual Report. APEI provides information technology services to APUS, HCN, RU, and GSUSA through a shared services model. We are in the midst a multi-year technology transformation program to enable us to enhance the learning experience for students, to better accommodate new flexible learning modalities, and to improve our operational effectiveness. We believe we will need to continue, and potentially increase, our investment of time and money in technology operations and enhancements to support our systems and mission and evaluate when it is appropriate to make significant changes, modifications, or upgrades. We believe we will also need to continue to make investments in information technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, and to update older systems and to enhance functionality. We also expect operating and capital expenditures to increase in future periods as we accelerate the investment in and refreshment of our information technology systems.

Changes and upgrades to our information technology systems have resulted and may continue to result in our incurring significant costs, including in the short term, and carry risk to our operations and financial results. In 2021 and 2022, we incurred approximately $6.0 million, and $3.2 million, respectively, in information technology costs in our APUS Segment related to our multi-year technology transformation program. In 2021, we completed work to consolidate HCN and APUS onto a single, cloud-based LMS platform, Brightspace by D2L. We are continuing to consolidate APUS’s customer relationship management systems onto a single platform, the first phases of which we completed in 2022. We also have several other systems that support the student experience, financial aid processing, financial management, human resources processes, marketing, and decision support. In early 2023, we will be launching a new native mobile application to improve the student experience at APUS. Not all of our information technology spending can be capitalized, and our investments may cost more than expected or fail to be successful. Furthermore, as a result of unsuccessful development efforts, or a result of replacing outdated technology, software, or other technology related assets, we may have assets that become impaired.

Opening new campuses and maintaining existing campuses at RU and HCN may result in our incurring significant costs in the future. At RU and HCN, adding new campuses is a necessary step to extend our student reach throughout the U.S. For example, during 2021 and 2022, HCN opened new campuses in Akron, Ohio, and Detroit, Michigan, respectively, and in July 2022, RU opened a consolidated Hennepin/Anoka, Minnesota campus by merging two existing campuses and relocating to a new space. We expect operating and capital expenditures to increase in future periods as we continue to add new campuses and incur maintenance costs at existing campuses.

RU Change in Ownership. The Rasmussen Acquisition was required to be reported to, and in some cases approved by, various education regulatory bodies. An institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. ED does not provide pre-closing approval. In September 2021, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective in October 2021, that allows RU to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. The TPPPA continues the growth restrictions that ED imposed as a result of RU’s previous March 2019 change in ownership, including limitations on new programs and locations, and an enrollment cap, until after ED reviews and accepts financial statements and compliance audits that cover complete fiscal periods of RU’s Title IV participation under our ownership. The growth restrictions under the TPPPA could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or changed programs. For more information on the regulatory review related to the Rasmussen Acquisition and RU’s previous change in ownership, please refer to the sections in “Business – Regulatory Environment” entitled “Student Financing Sources and Related Regulations/Requirements – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures” and “Regulatory Actions and Restrictions on Operations –Change in Ownership Resulting in a Change of Control”.

Competition. The U.S. postsecondary education market is characterized by intense competition, with approximately 4,500 institutions of higher learning. Due to the increase in online postsecondary offerings, which accelerated as a result of the COVID-19 pandemic, coupled with the prospect of continued postsecondary enrollment declines in the United States, we face increased competition as fewer students pursue degree-based postsecondary education from a wider selection of offerings. For example, the Navy recently launched the U.S. Naval Community College, which supports naval education for enlisted service members. While a number of schools with which APUS competes are participating partners with the U.S. Naval Community College, APUS is not an eligible partner. Navy-related registrations were 5% of total net registrations, using TA as their primary pay type, in each of the years ended December 31, 2020, 2021, and 2022, respectively. We expect each military branch and the DoD to continually evaluate their approaches to education, and any resulting changes could have a material adverse effect on APUS’s enrollments. For more information on our competition and its potential impacts, please refer to “Business – Our Market and Competition – Competition” in this Annual Report.

ArmyIgnitED. APUS relies on the ability of the Armed Forces to process service members’ participation in TA programs, and from time-to-time changes to processes have impacted the ability of service members to participate in the TA programs. The Army in 2021 transitioned from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, for soldiers to use to request TA. This transition was beset by delays and disruption of the Army’s TA programs. In connection with the transition, we experienced challenges related to system performance, process changes, and third-party software defects. The disruption to Army TA and resulting decreases in Army registrations had an adverse impact on registrations and revenue, profits and cash flow for the quarters ending June 30, 2021 and September 30, 2021. In addition, due to the transition, ArmyIgnitED does not currently reflect all courses previously taken by soldiers at APUS in the relevant period, and ArmyIgnitED does not reflect all amounts due to APUS. In August 2022, the Army transitioned from the initial version of ArmyIgnitED to an upgraded ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices from July 30, 2022 until August 29, 2022, which impacted our ability to collect on our accounts receivable, caused our accounts receivable to increase and, as a result, may cause our bad debt expense to increase. As of December 31, 2022, approximately $26.0 million, of which $16.5 million is older than 60 days from the course start date, was due from the Army due to the disruption caused by the transition to ArmyIgnitED and upgrade to ArmyIgnitED 2.0. There can be no assurance that our efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable, bad debt, and cash flow will be successful or that ArmyIgnitED 2.0 will work as expected.

Regulated Industry. Our institutions operate in a highly regulated industry. For more information on the regulations to which our institutions are subject and recent regulatory developments, please refer to “Business – Regulatory Environment” in this Annual Report. Regulations may impact our financial results in a way that we cannot predict and may have an adverse impact on our financial condition.

OUR KEY FINANCIAL METRICS
Revenue
When reviewing our revenue, we evaluate the following elements: net course registrations and enrollment; tuition rate; net tuition; and other fees.

Net course registrations and enrollment. For financial reporting and analysis purposes, APUS measures its student population in terms of aggregate course enrollments, or net course registrations. Net course registrations, which include one-credit lab courses combined with their related three-credit courses, represent the aggregate number of courses in which students remain enrolled after the date by which they may drop the course without financial penalty. RU and HCN measure their student population in terms of student enrollments. Student enrollment represents the total number of students enrolled in a course immediately after the date students may drop a course without financial penalty.

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

The average number of courses per term at APUS varies by payor type. For example, Title IV students take more courses per term than TA students. As a result, should the number of APUS’s students who utilize ED’s Title IV programs decrease (or the number of students using TA increase), we anticipate that it may cause the average number of courses per student per term to decrease.

You should not rely on the results of any prior periods as an indication of future net course registrations at APUS, student enrollments at RU and HCN, or consolidated revenue. The composition of our students, changing market demands, and competition make forecasting very difficult, and we are unable to determine if we will continue to grow or what level of growth we will achieve, if any. Similarly, you should not rely on our operating margins in any prior periods as an indication of our future operating margins.

Tuition rate. Providing affordable degree and certificate programs is an important element of our competitive strategy. APUS plans to adopt modest tuition and fee increases for non-military students effective in the second quarter of 2023, but we estimate that APUS’s tuition and fees will remain lower than the average in-state cost at public universities. RU adopted modest tuition increases, which took effect on January 3, 2023, for select programs to help offset the increased costs of delivering a quality education, and HCN plans to implement a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs to offset the increased costs of delivering a quality, competitive education. At RU and HCN, the tuition increases are adjusted to be consistent with the local campus markets. Even inclusive of these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

Net tuition. Tuition revenue varies from period to period based on the aggregate number of students attending courses and the number of courses students are attending during the period, the student payor source, the mix of programs that students are attending during the period, the number of students starting courses each month during the period, and the timing of course starts each month or term. Tuition revenue is adjusted to reflect amounts for students who withdraw from a course in the month or term in which the withdrawal occurs. We also provide tuition grants and scholarships to certain students to assist them financially with their educational goals. The cost of these grants and scholarships is reported as a reduction of tuition revenue in the period incurred for purposes of establishing net tuition revenue.

Other fees. In addition to tuition, APUS charges a per course technology fee of $65 or $100 per course, depending on the course. In the second quarter of 2023, APUS plans to increase the technology fee up to $150 per course for non-military students. APUS students are also charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees, when applicable. APUS provides a grant to cover the technology fee for students using TA and other programs, as applicable. Technology fee revenue net of grants was approximately $8.3 million in 2020, $7.9 million in 2021, and $7.3 million in 2022, or 2.6%, 2.8%, and 2.6% of revenue, respectively.

RU and HCN students are charged fees for various items such as applications, testing, books and supplies, laboratory work, technology, and graduation. For example, RU charges a course technology and resource fee of $175 per course and a one-time administrative fee for certain programs, up to $495, for all new, reentering, and program transfer students.

Costs and Expenses
We categorize our costs and expenses in the following categories: instructional costs and services expenses; selling and promotional expenses; general and administrative expenses; loss on disposals of long-lived assets; impairment of goodwill and intangible assets; and depreciation and amortization.
Instructional costs and services expenses. Instructional costs and services expenses are directly attributable to the educational services our institutions provide to their students. Instructional costs and services expenses include salaries and benefits for full-time faculty, administrators, and academic advisors, and costs associated with part-time faculty. Instructional costs and services expenses also include costs associated with curriculum development, academic records and graduation, and other services provided by our institutions, such as evaluating transcripts. Instructional costs and services expenses are generally affected by the cost of academic resources, the efficiency of delivering academic products and services to our students, salaries and benefits for our faculty and other academic and administration personnel, and the level of expenditures for new and existing academic programs. At RU and HCN, instructional costs and services expenses also includes operating expenses directly associated with campus operations, including rent. At APUS, instructional costs and services expenses include expenses related to course materials, learning resources, the library, the APUS-funded book grant program, and instructional pay for part-time faculty that are primarily dependent on the number of students taught.
Selling and promotional expenses. Selling and promotional expenses include salaries and benefits of personnel engaged in student enrollment, advertising costs, and marketing material production costs, and include expenses from the third-party contract with Collegis to provide marketing services to RU, which was terminated effective January 31, 2023. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, the level of expenditures for advertising initiatives for new and existing academic programs, and costs incurred in connection with the third-party contract at RU. We believe the impact of competition and the rising cost of internet search and other advertising media has caused our student acquisition costs to increase. This trend may continue, and our student acquisition costs may continue to increase.

General and administrative expenses. General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, financial aid processing, information technology (including expenses from the third-party contract with Collegis to provide IT services to RU), human resources, facilities, compliance, and other corporate functions, the cost of renting and maintaining administrative facilities, technology expenses, and costs for professional services. General and administrative expenses also include bad debt expense. General and administrative expenses are generally affected by the costs of salaries and benefits for our general and administrative personnel, the efficiency of delivering back-office support including technology services, and the level of expenditures for supporting company initiatives.

Loss on disposals of long-lived assets. Loss on disposals of long-lived assets is the difference between the long-lived assets’ residual value and their book value at the time of the assets’ disposition or abandonment.
Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets recognizes the difference between the carrying value of goodwill and intangible assets and the fair value of goodwill and intangible assets.
Depreciation and amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software, and program development on a straight-line basis over the estimated useful lives of the assets. In addition, we incur amortization expense for the amortization of identified intangible assets with a definite life resulting from the Rasmussen Acquisition.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition and the valuation of goodwill and indefinite-lived intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ and have a material impact on our Consolidated Financial Statements, or our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates. The following discussion of our critical accounting policies and estimates is intended to supplement the accounting policies presented in “Note 2. Significant Accounting Policies” included in our Consolidated Financial Statements.
Business combinations. We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, the purchase price be allocated to all tangible assets and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess purchase price over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. The determination of the fair value of assets acquired and liabilities assumed requires estimates and assumptions with respect to the timing and amounts of cash flow projections, revenue growth rates, earnings before interest and taxes margins, student attrition rates, royalty rates, discount rates, and useful lives. These estimates are based on assumptions we believe to be reasonable, and, when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we recorded adjustments to the assets acquired and liabilities assumed, with a corresponding adjustment to goodwill.

Goodwill and indefinite-lived intangible assets.

Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. We recorded $217.4 million of goodwill in our RU Segment in connection with the RU acquisition and $38.6 million of goodwill in our HCN Segment in connection with the HCN acquisition. There was no goodwill recorded in connection with the acquisition of GSUSA reported in Corporate and Other, and there is no goodwill in our APUS Segment.

In addition to goodwill, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which includes trade name, accreditation, licensing, Title IV, and affiliate agreements. There were no indefinite useful life intangible assets identified as a result of the acquisition of GSUSA. There are no indefinite-lived intangible assets in our APUS Segment.

We recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN, and GSUSA, respectively. There are no indefinite-lived intangible assets in our APUS Segment.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events and circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The process of evaluating goodwill and indefinite-lived intangible assets for impairment is subjective and requires significant judgment and estimates. When performing an optional qualitative analysis, we consider many factors including: general economic conditions, industry and market conditions, certain cost factors, financial performance and key business drivers (for example, student enrollment), long-term operating plans, and potential changes to significant assumptions and estimates used in the most recent fair value analysis. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions and estimates. Actual results may differ and have a material impact or our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates.

We estimate fair value in our quantitative analysis by weighting the results from three different valuation approaches. They include: (1) discounted cash flow; (2) guideline public company; and (3) guideline transaction for comparable transactions. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. We incorporate the use of projected financial information and a discount rate that are developed using market participant based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and approved by management. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the fair value of RU and HCN. Under the comparable transaction method, pricing terms from other transactions in the higher education market were used to determine the fair value. Values derived under the three valuation methods are then weighted to estimate RU and HCN’s enterprise values. If we determine that the carrying amount of a reporting unit exceeds its fair value, we then calculate the implied fair value of the reporting unit goodwill as compared to its carrying amount to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

At October 31, 2021, we annually assessed goodwill and indefinite-lived intangible assets for our HCN Segment, resulting in no impairment. Due to the timing of the RU acquisition, a quantitative analysis was not conducted for our RU Segment at October 31, 2021.

During the second quarter of 2022, we completed a qualitative assessment to determine if an interim goodwill impairment test was necessary for our RU Segment. The assessment concluded that due to our RU Segment under performance when compared to the 2022 internal targets, enrollment declines in the second quarter 2022, projected enrollment trends, the decline in financial performance projected for the remainder of 2022, and our decline in market value and that of comparable companies, it was more likely than not that the fair value of our RU Segment was less than its carrying value. We proceeded with a quantitative impairment test as of May 31, 2022. As a result, we recorded a non-cash goodwill impairment charge of $131.4 million, and to reflect the corresponding tax impact, to reduce the carrying value of the RU Segment goodwill. In addition, we concluded there were indicators of impairment of the RU Segment accreditation, licensing and Title IV indefinite-lived intangible assets. We determined the fair value of the intangible asset was $11.0 million, or $13.5 million less than its carrying value. As a result, we recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of our RU Segment indefinite-lived intangible assets. There were no indicators of impairment for our HCN Segment.
At October 31, 2022, we completed our annual assessment of goodwill and indefinite-lived intangibles for our RU and HCN Segments. The annual assessment concluded that the fair value of goodwill for RU and HCN exceeded their carrying values by approximately $10.0 million, or 5%, and $4.9 million, or 13%, respectively. Significant assumptions in the forecast used in the discounted cash flow valuation model include the recovery in our RU Segment enrollment in year three to historical norms and two future campus openings in our HCN Segment. These assumptions could be negatively affected by and of the following including, but not limited to, changes in our regulatory environment, declines in student enrollment, adverse actions by state boards of nursing including enrollment caps, and increases in our expenses not in our plan. In addition, we determined the fair value of our RU Segment’s indefinite-lived intangible asset was less than its carrying value. As a result, we recorded a $2.0 million non-cash impairment charge to reduce the carrying value of our RU Segment indefinitely-lived intangible assets for accreditation, licensing and Title IV to $9.0 million. There was no impairment to HCN goodwill or indefinite-lived intangible assets. The estimated fair value of our RU Segment does not significantly exceed its carrying amount at the date of testing. We applied a hypothetical ten percent decrease to the fair values of our RU and HCN Segment, which at December 31, 2022, would have triggered additional impairment testing and analysis for our RU Segment. Applying the hypothetical decrease to the fair value of our HCN Segment did not result in an additional impairment.

At December 31, 2022, after the reduction in carrying value due to the goodwill and intangible assets in 2022, and, in the case impairment charges in prior years in the HCN Segment, goodwill is $86.0 million and $26.6 million in the RU and HCN Segments, respectively.

Significant assumptions inherent to valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in the higher education market. Future changes, including minor changes in the significant assumption or other factors including revenue, operating income, valuation multiples, and other inputs to the valuation process may result in future impairment charges, and those charges could be material.
For additional details regarding goodwill and indefinite-lived intangible assets please refer to “Note 6. Goodwill and Intangible Assets” included in our Consolidated Financial Statements.

Series A Senior Preferred Stock. On December 28, 2022, we issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company. Additionally, we accrued $48,000 in dividends for the period ended December 31, 2022.

The Series A Senior Preferred Stock has been classified as permanent equity on the accompanying Consolidated Balance Sheets. The Series A Senior Preferred Stock is recorded net of issuance costs. Dividends accrued on the Series A Senior Preferred Stock are included in preferred stock dividends on the Consolidated Statements of Income. Our preferred stock dividends are cumulative and accrue as contractually obligated. Dividends will be paid upon approval by the Board of Directors.

The determination as to permanent equity treatment considered the obligations to the shareholder. The Series A Senior Preferred Stock is only redeemable at the Company’s option. Upon a change of control, default, non-compliance event or liquidation event an increased dividend rate is applicable, and dependent on timing, an early premium may be applicable, but the Series A Senior Preferred Stock is not mandatorily redeemable.

The Company evaluated the Series A Senior Preferred Stock at issuance for the embedded derivative features and the potential need for bifurcation under ASC 815 Derivatives and Hedging- Embedded Derivatives. The Company engaged an independent valuation firm to assist with the evaluation. As of December 31, 2022, the embedded features identified for bifurcation were determined to have minimal or no value and therefore deemed to not be material to the financial statements.

The Series A Senior Preferred Stock has no stated maturity, is not convertible, is not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at the Company’s option. The Company has the right to redeem the preferred stock pro rata in whole or in part at the price per share equal to the liquidation preference, plus any applicable early premium amount noted in the Certificate of Designation and Purchase Agreement.

The Series A Senior Preferred Stock has no voting rights for directors or otherwise, except as required by law or with respect to certain protective provisions. Without the consent of at least 60% of the then outstanding shares of Series A Senior Preferred Stock, with certain exceptions, the Company may not, among other things, (i) incur any indebtedness if such incurrence would cause the Company’s Total Net Leverage Ratio (as defined in the Purchase Agreement) to exceed 0.75:1, (ii) issue any capital stock senior to or pari passu with the Series A Senior Preferred Stock, (iii) declare or pay any cash dividends on the Company’s common stock, or (iv) repurchase more than an aggregate of $30 million of the Company’s common stock.

For additional details regarding the Series A Senior Preferred Stock, please refer to “Note 11. Stockholders’ Equity” included in our Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS

    We consider the applicability and impact of all Accounting Standards Updates, or ASUs. Please refer to “Note 2 Significant Accounting Policies” included in our Consolidated Financial Statements for information relating to our discussion of the effects of recent accounting pronouncements.

Results of Operations

The following table sets forth statements of income data as a percentage of revenue for each of the years ended:

	2021	2022
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	41.2%	47.6%
Selling and promotional	22.3%	25.5%
General and administrative	24.7%	19.9%
Loss on disposals of long-lived assets	0.3%	0.2%
Impairment of goodwill and intangible assets	—%	24.2%
Depreciation and amortization	4.3%	5.3%
Total costs and expenses	92.8%	122.7%
Income (loss) from operations before interest and income taxes	7.2%	(22.7)%
Gain on acquisition	—%	0.6%
Interest income (expense)	(1.0)%	(2.9)%
Income (loss) from operations before income taxes	6.2%	(25.0)%
Income tax expense	1.8%	(6.0)%
Equity investment loss	(0.2)%	—%
Net income (loss)	4.2%	(19.0)%
Preferred Stock Dividend	—%	—%
Net income (loss) available to common stockholders	4.2%	(19.0)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Our results of operations for the years ended December 31, 2021 and 2022 do not include the financial results for RU and GSUSA prior to their acquisition dates, of September 1, 2021 and January 1, 2022, respectively. Therefore, the prior year period presented is not directly comparable to the current period.
For a more detailed discussion of our results by reportable segment, please refer to “Operating Results by Reportable Segment” in this Annual Report.
Revenue
For the year ended December 31, 2022, our consolidated revenue was $606.3 million, an increase of $187.5 million, or 44.8%, compared to $418.8 million in 2021. The increase in revenue was primarily due to the inclusion of the RU Segment and GSUSA. For the year ended December 31, 2022, RU Segment revenue increased $163.8 million, and GSUSA generated $21.1 million. In 2021, RU Segment contributed four months of revenue and GSUSA was not yet acquired. The increase in revenue was also due to revenue increases of $1.4 million, or 0.5%, in revenue in our APUS Segment and $1.3 million, or 2.8%, in our HCN Segment.

APUS net course registrations increased approximately 1.5% to 350,400 for the year ended December 31, 2022 from approximately 345,300 in the 2021 period. The increase in net course registrations was primarily due to an increase in military related registrations from students utilizing TA, which generate a lower revenue per registration. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the year ended December 31, 2022, RU enrollment decreased 7.4% as compared to the prior year period in 2021. We believe this decline in enrollment, which reflects year-over-year declines in new and total nursing enrollment, as well as declines in non-nursing and online programs, was caused, in part, by caps on nursing student enrollment at certain RU campuses, reduced demand for nursing education due to record low unemployment in some RU markets, increasing pay for nurses resulting in fewer available nursing faculty to educate and oversee clinicals, and unexpected leadership departures.

In February 2022, the Illinois ADN Program was placed on probationary status by the Illinois Department of Professional Regulation, or IDPR, as a result of which RU is required to temporarily reduce admitted students in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. Additionally, in July 2022, we implemented a voluntary enrollment reduction in RU’s Bloomington, Minnesota ADN Program as part of an effort to meet desired faculty to student ratios and improve student performance. RU is now required to maintain a specified faculty to student ratio in 2023 for the Bloomington ADN Program, which constrains our ability to increase enrollments for that program based on our ability to attract and retain qualified faculty. Finally, based on the first-time NCLEX pass rate in the Bloomington ADN Program in the third quarter of 2022, RU has informed the Minnesota Board of Nursing, or MBN, that RU would voluntarily further reduce enrollments in the program starting with the quarterly cohort in January 2022. The various factors adversely impacting NCLEX pass rates and RU enrollments, including nursing enrollments, including those described in “Risk Factors” in this Annual Report, are expected to continue to negatively impact RU’s results.

For the year ended December 31, 2022, HCN student enrollment increased approximately 4.5% as compared to the prior year period in 2021. We believe that the increase in total student enrollment at HCN was due, in part, to the opening of the Akron campus in April 2021 and the Detroit, Michigan campus in October 2022, and to the Indiana State Board of Nursing action to increase the maximum enrollment at the Indianapolis campus, which effective for the 2022 calendar year, increased maximum enrollment to 200 students per calendar year from 30 students in 2021. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

Costs and Expenses
For the year ended December 31, 2022, costs and expenses were $743.7 million, an increase of $355.3 million, or 91.5%, compared to $388.4 million in 2021. The increase in costs and expenses as compared to the prior year period was primarily due to the inclusion of 12 months of RU Segment expenses in 2022 as compared to four months in 2021, the inclusion of GSUSA in Corporate and other expenses in 2022, and a non-cash impairment charge of $146.9 million to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact for the year ended December 31, 2022. For the year ended December 31, 2022, the increase in RU Segment and GSUSA costs and expenses were $184.9 million and $22.8 million, respectively, excluding the goodwill and intangible assets impairment charge in the RU Segment. Other increases in costs and expenses include employee compensation costs, bad debt expense, instructional materials costs, and advertising costs in our HCN Segment and employee compensation costs in Corporate and Other. The increase in cost and expenses were partially offset by decreases in employee compensation costs and professional fees in our APUS Segment.

In 2022, costs and expenses include the following items on a pretax basis: $3.2 million in information technology costs related to our multi-year technology transformation program and $1.9 million in professional fees primarily related to the Rasmussen and GSUSA acquisitions in Corporate and Other. In 2021, costs and expenses include the following items on a pretax basis: $7.6 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other and $6.0 million in information technology costs related to our multi-year technology transformation program.

Costs and expenses as a percentage of revenue increased to 122.7% in 2022 from 92.8% in 2021. Our income before interest and income taxes as a percentage of revenue, or our operating margin, decreased to negative 22.7% from 7.2% compared to the same prior year period. The increase in our costs and expenses as a percentage of revenue and decrease in our operating margin was primarily due to the factors discussed above.

Instructional costs and services expenses. For the year ended December 31, 2022, instructional costs and services expenses were $288.5 million, an increase of approximately $115.9 million, or 67.1%, compared to $172.6 million in 2021. The increase in instructional costs and services expenses was primarily due to the inclusion of RU Segment and GSUSA instructional costs and services expenses of $94.3 million and $13.9 million, respectively, for the full year in 2022, compared to four months of RU Segment instructional costs and services expenses and no GSUSA instructional services costs and expenses in the prior year period. The increase was also due to increases in employee compensation costs and instructional materials costs in our HCN Segment and increases in graduation event costs and in employee compensation costs in our APUS Segment. Instructional costs and services expenses as a percentage of revenue were 47.6% in 2022, compared to 41.2% in 2021.

Selling and promotional expenses. For the year ended December 31, 2022, selling and promotional expenses were $154.6 million, an increase of $61.3 million, or 65.7%, compared to $93.3 million in 2021. The increase in selling and promotional expenses was primarily due to the inclusion of RU Segment and GSUSA selling and promotional expenses of $56.0 million and $4.1 million, respectively, for the full year in 2022, compared to four months of RU Segment selling and promotional expenses and no GSUSA selling and promotional expenses in the prior year period. The increase is also due to increases in employee compensation costs in our HCN Segment and Corporate and Other and increases in marketing costs in our APUS Segment, partially offset by decreases in employee compensation costs and advertising costs in our APUS Segment. Selling and promotional expenses as a percentage of revenue were 25.5% in 2022 compared to 22.3% in 2021.

General and administrative expenses. For the year ended December 31, 2022, general and administrative expenses were $120.4 million, an increase of $17.0 million, or 16.4%, compared to $103.4 million in 2021. The increase in general and administrative expenses was primarily due to the inclusion of additional RU Segment and GSUSA general and administrative expenses of $18.4 million and $4.2 million, respectively, for the full year in 2022, compared to four months of RU Segment general and administrative expenses and no GSUSA general and administrative expenses in the prior year period. The increase was also due to an increase in IT maintenance costs in the APUS Segment, HCN Segment, and Corporate and Other. These increases were partially offset by a decrease in consulting costs in the APUS Segment, HCN Segment and Corporate and Other. In 2022, general and administrative expenses include the following costs on a pre-tax basis: $3.2 million of information technology costs related to our multi-year technology transformation program; and $1.9 million in professional fees primarily related to the RU and GSUSA Acquisitions in Corporate and Other. In 2021, general and administrative expenses include the following costs on a pre-tax basis: $7.6 million in professional fees primarily related to the Rasmussen Acquisition in Corporate and Other; and $6.0 million of information technology costs related to our multi-year technology transformation program. General and administrative expenses as a percentage of revenue were 19.9% in 2022 compared to 24.7% in 2021.

For the year ended December 31, 2022, consolidated bad debt expense increased to $13.5 million, or approximately 2.2% of revenue, from $7.8 million, or approximately 1.9% of revenue, in 2021. The increase in bad debt expense was primarily due to the inclusion of $5.0 million and $0.1 million of RU Segment and GSUSA bad debt expense, respectively, for the year ended December 31, 2022, as compared to four months of RU Segment bad debt expense in 2021, no GSUSA bad debt expense in the prior year period, and an increase in bad debt expense at RU in the fourth quarter of 2022.

Loss on disposal of long-lived assets. The loss on disposal of long-lived assets was $1.2 million in 2022, compared to $1.3 million in 2021.

Depreciation and amortization. Depreciation and amortization expenses were $32.1 million in 2022, compared to $17.8 million in 2021, an increase of $14.3 million or 80.3%. The increase in depreciation and amortization expenses was primarily due to the inclusion of $16.2 million and $0.6 million of RU Segment and GSUSA depreciation and amortization expenses, respectively, for the year ended December 31, 2022, as compared to four months of RU Segment depreciation and amortization expenses and no GSUSA depreciation and amortization expenses in the prior year period. These increases were partially offset by a decrease in our APUS Segment depreciation and amortization expense.

Impairment of goodwill and intangible assets. The non-cash, pre-tax impairment of goodwill and intangible assets of $146.9 million resulted from the reduction of the carrying value of goodwill and intangible assets in our RU Segment, and the corresponding tax impact. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 6. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Annual Report.
Stock-based compensation. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses in 2022 were $8.0 million in the aggregate, representing an increase of $0.4 million, or 4.6%, compared to $7.7 million in 2021. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

The table below reflects our stock-based compensation expense recorded in our Consolidated Statements of Income included in our Consolidated Financial Statements for the years ended 2021 and 2022 (in thousands):

	Year Ended December 31,
	2021	2022
Instructional costs and services	$1,480	$1,254
Selling and promotional	771	823
General and administrative	5,403	5,932
Total stock-based compensation expense	$7,654	$8,009
Interest income (expense). Interest expense, net of interest income, was $17.7 million in 2022, compared to net interest expense of $4.3 million in 2021. The increase in interest expense in 2022 as compared to 2021 was due to the twelve months of interest on a secured term loan facility in the aggregate principal amount of $175.0 million entered into in connection with the Rasmussen Acquisition, or the Term Loan, compared to four months in the prior year period. In addition, as a result of our December 2022 prepayments on the Term Loan totaling $65.0 million, we wrote off a proportionate amount of unamortized debt issuance costs in the amount of $3.9 million. The write off is recorded in interest expense on the Consolidated Statements of Income for the year ended December 31, 2022.

Income tax (benefit) expense. Due to pre-tax losses in 2022, we recognized an income tax benefit for 2022 of $36.3 million, compared to income tax expense of $7.5 million in 2021. The effective tax rate was 24.0% benefit and 29.7% expense in 2022 and 2021, respectively. As a percent of pre-tax loss in 2022 versus pre-tax income in 2021, the decrease in our effective tax rate for 2022 is due to a higher overall state tax rate in 2022 compared to 2021 and the impact of ASU 2016-09. The effective tax rate for 2022 includes expense of $0.6 million compared to a benefit of approximately $0.3 million related to ASU 2016-09 in 2021.

Equity investment loss. Equity investment loss was $0.02 million in 2022, compared to equity investment loss of $0.8 million in 2021.
Net income (loss). The net loss in 2022 was $115.0 million, compared to net income of $17.8 million in 2021, a decrease of $132.8 million. This decrease was related to the factors discussed above, and is primarily due to the non-cash, pre-tax impairment of goodwill and intangible assets of $146.9 million, and the corresponding tax impact of $36.0 million.
Preferred stock dividends. Preferred stock dividends accrued in 2022 were $48,000. The Series A Senior Preferred Stock issuance occurred in December 2022, and the first dividend payments will be made in 2023. There were no preferred stock dividends in 2021.

Net income (loss) available to common stockholders. The net loss available to common stockholders in 2022 was $115.0 million, compared to net income available to common stockholders of $17.8 million in 2021, a decrease of $132.8 million. This decrease was related to the factors discussed above.

Operating Results by Reportable Segment - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2022	$ Change	% Change
Revenue
APUS Segment	$283,700	$285,128	$1,428	0.5%
RU Segment	89,483	253,257	163,774	183.0%
HCN Segment	45,803	47,078	1,275	2.8%
Corporate and Other	(183)	20,865	21,048	NM
Total Revenue	$418,803	$606,328	$187,525	44.8%
Income (loss) from operations before interest and income taxes
APUS Segment	$51,050	$58,452	$7,402	14.5%
RU Segment	1,630	(166,557)	(168,187)	NM
HCN Segment	1,829	(4,011)	(5,840)	(319.3)%
Corporate and Other	(24,138)	(25,232)	(1,094)	4.5%
Total income (loss) from operations before interest and income taxes	$30,371	$(137,348)	$(167,719)	(552.2)%

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”. These adjustments include unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment, and, effective January 1, 2022, the operational activities of GSUSA.

APUS Segment

Our APUS Segment revenue was $285.1 million in 2022, an increase of $1.4 million, or 0.5%, compared to $283.7 million in 2021, which is primarily attributable to higher net course registrations. Net course registrations at APUS increased 1.5% to approximately 350,400 in 2022 compared to the 2021 period. The increase in net course registrations was primarily due to an increase in military related registrations from students utilizing TA, which generate a lower revenue per registration. Income from operations before interest and income taxes was approximately $58.5 million in 2022, an increase of $7.4 million, or 14.5%, compared to the 2021 period. The increase in income from operations before interest and income taxes is due to the changes in revenue and expenses discussed above.

RU Segment

Our RU Segment revenue was $253.3 million in 2022, an increase of $163.8 million, or 183.0%, compared to $89.5 million in 2021, as 2021 included only four months of revenue. RU Segment loss from operations before interest and income taxes was $166.6 million in 2022 compared to income from operations before income and taxes was $1.6 million in 2021. The RU Segment loss includes impairment charges on goodwill and intangible assets of $146.9 million, and the corresponding tax impact of $36.0 million. Enrollment at RU decreased approximately 7.4% during the year ended December 31, 2022 as compared to the 2021 period. We believe this decline in enrollment, which reflects year-over-year declines in new and total nursing enrollment, as well as declines in non-nursing program and online enrollments, was caused, in part, to caps on nursing student enrollment at certain RU campuses, reduced demand for nursing education due to record low unemployment in some RU markets, and increasing pay for nurses resulting in fewer available nursing faculty to educate and oversee clinicals.

HCN Segment

Our HCN Segment revenue was approximately $47.1 million in 2022, an increase of $1.3 million, or 2.8% compared to $45.8 million in the 2021 period, which is primarily attributable to an increase in student enrollment. HCN student enrollment increased 4.5% in 2022 compared to the 2021 period. The increase in HCN total student enrollment was primarily due to the opening of the Akron campus in April 2021 and the Detroit, Michigan campus in October 2022, and to the

Indianapolis campus, which effective for the 2022 calendar year could enroll up to 200 students per calendar year compared to 30 students in 2021. Loss from operations before interest and income taxes in the HCN Segment was approximately $4.0 million in 2022 compared to income from operations of $1.8 million in 2021, a decrease of $5.8 million. The decrease in income from operations before interest and income taxes is due to the changes in revenue and expenses discussed above.

Liquidity and Capital Resources
Cash, cash equivalents, and restricted cash were $149.6 million and $129.5 million at December 31, 2021 and 2022, respectively, representing a decrease of $20.2 million, or 13.5%, in the 2022 period. The decrease in cash was due to the prepayment of debt, partially offset by an increase in cash provided by operations, and the proceeds from our Series A Senior Preferred Stock offering in December 2022. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. For more on our material cash requirements from known contractual and other obligations, please refer to “Contractual Obligations” in this Annual report.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Another significant source of revenue is derived from TA from the DoD and programs from the Department of Veterans Affairs. Generally, these funds are received within 60 days of the start of the courses to which they relate.

In 2021, the Army transitioned from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, for soldiers to use to request TA. This transition was beset by delays and disruption of the Army’s TA programs. In connection with the transition, we experienced challenges related to system performance, process changes, and third-party software defects. The disruption to Army TA and resulting decreases in Army registrations had an adverse impact on registrations and revenue, profits and cash flow for the quarters ending June 30, 2021 and September 30, 2021. In addition, due to the transition, ArmyIgnitED does not currently reflect all courses previously taken by soldiers at APUS in the relevant period, and ArmyIgnitED does not reflect or all amounts due to APUS. In August 2022, the Army transitioned from the initial version of ArmyIgnitED to an upgraded ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices from July 30, 2022 until August 29, 2022, which impacted our ability to collect on our accounts receivable, caused our accounts receivable to increase and, as a result, may cause our bad debt expense to increase. For the year ended December 31, 2022, APUS received approximately $48.8 million in payments from the Army. As of December 31, 2022, approximately $26.0 million, of which $16.5 million is older than 60 days from the course start date, was due from the Army due to the disruption caused by the transition to ArmyIgnitED and upgrade to ArmyIgnitED 2.0. There can be no assurance that our efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable, bad debt, and cash flow will be successful or that ArmyIgnitED 2.0 will work as expected.

Furthermore, some payments from the Army that were expected in 2022 were delayed until 2023, which is expected to cause APUS’s 90/10 Rule percentage to increase and could make it more difficult for APUS to meet the 90/10 Rule requirements for 2023. Failure to meet the 90/10 Rule for fiscal 2023, which would require APUS to notify ED and students of this failure, could subject us to heightened regulatory scrutiny and possible adverse regulatory action, and could damage our reputation, which would have a material adverse impact on our results of operation, cash flow, and financial condition. Steps that we may take to reduce our 90/10 Rule percentage in order to comply with the 90/10 Rule, may require us to make significant cash expenditures to acquire new students who do not receive educational assistance funds provided by a federal agency, which would reduce the amount of cash we have available to fund our operations. Furthermore, any future delays in receipt of funds from the Army, or other service branches could have an adverse impact on our cash flow and results of operations. For more information about the risks related to the Army’s transition to new systems for soldiers to request TA please refer to “Risk Factors – Risks Related to Attracting and Retaining Students”.

The United States is nearing the federal debt ceiling, the Department of the Treasury has begun implementing measures to prevent a default on the U.S. national debt, and certain members of Congress have called for negotiations to reduce federal spending in exchange for increasing the debt ceiling. Budget cuts or constraints, including in connection with the failure to increase or a delay in increasing the federal debt ceiling, could negatively affect us by leading to force reductions or cuts to services and tools that we or APUS’s students rely upon for recruitment, enrollment, access, and TA. Even temporary changes to military activity and budgets may adversely affect operations. For example, funding for the federal government or portions thereof, including the DoD, Department of Homeland Security, and Coast Guard, lapsed and resulted in partial shutdowns in 2018 and 2019. Any future government shutdown could have a material adverse effect on APUS’s enrollments and on our cash flows and results of operations, and U.S. government default on its debt would have broad adverse macroeconomic effects that would materially affect our cash flow and results of operations.

Our operating expenditures may increase in future periods as we continue to invest in the modernization of our information technology systems, advertising, and other expenditures. For the years ended December 31, 2020, 2021 and 2022, we incurred approximately $5.9 million, $6.0 million, and $3.2 million, respectively, of information technology costs related to our multi-year technology transformation program, focusing on specific information technology projects, including replacements of our learning management and customer relationship management systems. APUS completed the migration of all students to the new learning management system in the first quarter of 2021, and completed the first phases of the implementation of the new customer relationship management system in January 2022. APUS will continue to evaluate the Partnership At a Distance™, or PAD, customized student information and services system for possible changes and upgrades and anticipate that we will eventually make significant changes to that system as well.

Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the maintenance of existing campuses at RU and HCN, the opening of new campuses at RU and HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. Professional fees may continue to be elevated or increase as we continue the integration of RU and the integration of GSUSA, and continue to evaluate investments in strategic growth opportunities and enhancements to our business capabilities. We also expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. For the years ended December 31, 2020, 2021, and 2022, we incurred approximately $4.3 million, $7.6 million and $1.9 million, respectively, of acquisition-related expenses, which are included in general and administrative expenses on the Consolidated Statements of Income.

RU has historically relied on Collegis, LLC, or Collegis, for a variety of outsourced marketing services and information technology functions under one contract for marketing services and another for information technology functions. In April 2022, we notified Collegis that we intended to permit both contracts to expire by their terms on September 30, 2024. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Approximately $6.5 million in transition related fees became due to Collegis as specific transition obligations were completed. We paid approximately $3.3 million in transition fees to Collegis in the fourth quarter of 2022, with the remainder to be paid in the first quarter of 2023. Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024.

We have completed the transition of RU marketing in-house to our centralized marketing team and plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. As we continue to develop our transition plans, at this time we are unable to predict the full costs of the transition, in which periods we will incur those costs, or the impact on our financial results, but the transition may cause us to incur significant costs, which could adversely affect our financial condition, results of operations, and cash flows.

We raised additional capital to finance the Rasmussen Acquisition, and we may also need additional capital in the future, including to finance other business acquisitions and investments in technology or to achieve growth or fund other business initiatives.

In December 2022, we issued $40 million of Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company. We used a portion of the net proceeds from the sale of the Series A Senior Preferred Stock, along with available cash, to repay approximately $65 million of the outstanding principal balance of our Term Loan. After the repayment, the aggregate amount of the Term Loan outstanding was $99.1 million at December 31, 2022. We are required to pay periodic cash dividends to the holders of our Series A Senior Preferred Stock, which will accrue at an annual rate equal to Term SOFR (as defined in the Certificate of Designation) plus 10.00%, and will increase by 2.0% on June 28, 2025 and another 0.5% on October 1, 2025 and the first day of every following quarter, subject to a maximum of Term SOFR plus 25.0%, other than an increase in the dividend rate in connection with an event of default under the Certificate of Designation. We also have the option, from time to time, to redeem the Series A Senior Preferred Stock pro rata in whole or in part. Payment of dividends or the exercise of this redemption right could adversely impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, and other general corporate purposes.

In connection with the completion of the Rasmussen Acquisition, on September 1, 2021, or the Closing Date, we entered into a Credit Agreement with Macquarie Capital Funding LLC, as administrative agent and collateral agent, Macquarie Capital (USA) Inc., and Truist Securities, Inc. as joint lead arrangers and bookrunners, and a syndicate of lenders, or the Lenders and, pursuant to the Credit Agreement, the Lenders provided us with (i) the $175.0 million Term Loan, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or together with the Term Loan, the Facilities. We paid a portion of the consideration for the Rasmussen Acquisition with proceeds from the Term Loan. For more information on the Facilities and their terms, please refer to “Note 8. Long-Term Debt” included in the Consolidated Financial Statements in this Annual Report.

We believe our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt and interest obligations, and planned capital expenditures for the next 12 months and the foreseeable future. However, our future capital requirements and our ability to generate sufficient cash to fund our future operations will depend on a number of factors. There can be no guarantee that our business will generate sufficient cash flow from operations or that future capital or borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to pay dividends on our Series A Senior Preferred Stock when due, or to fund our other liquidity needs. Failure to achieve business performance consistent with our expectations, to reverse the decline in enrollments at RU, including as a result of regulatory action, or to comply with the 90/10 Rule, or any government shutdown could adversely impact our cash flows and results of operations. In addition, our efforts to comply with the 90/10 Rule could lead us to reduce enrollments or require us to make expenditures that would reduce our existing cash available for operations. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness or pay a special dividend to holders of our Series A Senior Preferred Stock, which would also reduce our existing cash available for operations. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Operating Activities
Net cash provided by operating activities was $16.3 million and $29.2 million in 2021 and 2022, respectively. The increase in cash from operating activities is primarily due to payments received from Army and other changes in working capital due to the timing of receipts and payments. In 2021, cash flow from operations was negatively impacted by the timing of the Rasmussen Acquisition. RU receives the majority of its cash receipts during the first month of each fiscal quarter while disbursements occur throughout the quarter. Pursuant to the terms of the Rasmussen Acquisition, the seller in the transaction retained substantially all of the cash held by RU on the Closing Date. Accordingly, from the Closing Date through September 30, 2021, and continuing through mid-October 2021 when RU entered into its TPPPA, APEI funded the majority of RU’s operations. Cash flow from operating activities also increased due to lower estimated tax payments in 2022 compared to the prior year. Tax payments for income taxes were approximately $7.5 million in 2021 compared to $4.0 million in 2022.

Investing Activities
Net cash used in investing activities was $336.7 million and $13.7 million in 2021, and 2022, respectively. This decrease in investing activities was primarily related to the $325.5 million of cash used for the Rasmussen Acquisition in 2021. The increase in capital expenditures in 2022 as compared to the 2021 period was primarily due to the inclusion of RU Segment capital expenditures of $9.3 million in the 2022 period.

Financing Activities
Net cash provided by financing activities was $242.3 million in 2021, compared to $35.7 million of net cash used in financing activities in 2022. The cash used in financing activities in 2022 was due to debt principal prepayments made in December 2022, offset by proceeds from the issuance of our Series A Senior Preferred Stock. Cash provided by financing activities in 2021 was due to our underwritten public offering of common stock for aggregate net proceeds of approximately $86.2 million and proceeds of $175.0 million from the Term Loan in connection with the Rasmussen Acquisition, partially offset by debt issuance costs of $13.6 million.

Contractual Obligations
Long-term debt

We have long-term debt outstanding under the Credit Agreement of $99.1 million as of December 31, 2022. No principal payments are due in 2023 as a result of the December 2022 prepayments. Interest payable of $9.2 million is due in 2023, assuming the variable rate as of December 31, 2022. For more information on the timing and amount of our future principal and interest payments, please refer to “Note 8. Long-Term Debt” included in the Consolidated Financial Statements in this Annual Report.

Lease obligations

We have leases for office space and campus facilities. As of December 31, 2022, we had lease payment obligations of $153.8 million, with $18.8 million payable in 2023. In connection with the acquisition of GSUSA on January 1, 2022, we assumed lease obligations in the aggregate of $50.0 million over 15 years for GSUSA’s Washington, D.C., headquarters facility. For more information on the timing and amount of our future lease obligations, please refer to “Note 7. Leases” included in the Consolidated Financial Statements in this Annual Report.

Other purchase obligations

As of December 31, 2022, we had other purchase obligations of $14.7 million, with $8.3 million payable in 2023. RU is a party to service contracts with a third party, Collegis, to provide marketing and information technology services. The agreements expire September 30, 2024. Notices of the non-renewal of the marketing and information technology services contracts were issued to Collegis in April 2022. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Approximately $6.5 million in transition related fees became due to Collegis as specific transition obligations were completed. We paid approximately $3.3 million in transition fees to Collegis in the fourth quarter of 2022, with the remainder to be paid in the first quarter of 2023. We have completed the transition of RU marketing in-house to our centralized marketing team.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum value for marketing and information technology services over the remaining periods, excluding the transition-related fees in connection with the termination of the marketing services, are approximately $1.1 million and $15.8 million, respectively. We plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors.

Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business arising from fluctuations in market prices, however, our ability to raise our tuition and fees depends on market conditions. While APUS, RU, and HCN plan to increase certain tuition and fees beginning in 2023, including in order to offset increased faculty costs, there may be periods during which we are unable to fully recover increases in our costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market value of future investments. We invest our excess cash in bank deposit accounts, money market funds invested in federal securities and short-term U.S. Treasury bills with original maturities of three months or less when purchased.
Market Risk
We had no material derivative financial instruments or derivative commodity instruments as of December 31, 2022. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk
We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.
In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in LIBOR, we would incur an incremental $1.0 million in interest expense per year, excluding any impact offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The interest rate cap agreement provides us with interest rate protection in the event the LIBOR rate increases above

2% and has a January 2025 termination date. As of December 31, 2022, the interest rate cap agreement hedged $87.5 million of principal under the Term Loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
American Public Education, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in Item 15(c) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Assets — RU Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

In connection with the Company’s September 1, 2021 acquisition of Rasmussen University (“RU”), the Company recorded $217.4 million of goodwill, representing the excess of the purchase price over the amount assigned to the new assets acquired and the fair value assigned to identified intangible assets. Additionally, the Company recorded an initial fair value of $86.5 million related to intangible assets acquired with the acquisition.

Goodwill is tested for impairment annually as of October 31, through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. When it is determined that a quantitative impairment test should be performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit's carrying value over the fair value is recognized as an impairment loss. During the second quarter of 2022, the Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount. Therefore, the Company performed a quantitative impairment test for the Rasmussen University Segment (RU Segment) as of May 31, 2022. The implied fair value of goodwill was calculated and compared to the recorded goodwill. As a result, the Company recorded a non-cash impairment charge of $131.4 million, and to reflect the corresponding tax impact of $36.0 million, to reduce the carrying value of the RU Segment goodwill. Additionally, the Company impaired the value of intangible assets acquired with RU. During the second quarter of 2022, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment accreditation, licensing, and Title IV indefinite lived intangible asset. As of December 31, 2022, the Company concluded an additional impairment of $2.0 million for Accreditation, Licensing, and Title IV Intangible Asset acquired with the acquisition of RU.

Given the significant estimates and assumptions made by management to estimate the fair value of the RU reporting unit at the interim impairment test date and the annual impairment test date, and the sensitivity of the estimated fair value to changes in those estimates and assumptions, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions utilized in its impairment analyses, particularly the revenue growth rate, the EBITDA margin, the selection of the discount rate, and the selection of the royalty rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included evaluating management's fair value estimate and significant assumptions, projections of expected revenue growth rate, EBITDA margin, discount rate and royalty rate, used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Our audit procedures related to the revenue growth rate, EBITDA margin, discount rate and royalty rate included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of RU, such as controls related to management’s revenue growth rates, EBITDA margin, the selection of the discount rate and selection of the royalty rate.
•We evaluated the reasonableness of management’s revenue growth rates and EBITDA margin by comparing management’s rates with:
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
•We evaluated the impact of changes in management’s forecasts from the interim impairment test date of May 31, 2022 and the annual impairment test date of October 31, 2022.
•With the assistance of our fair value specialists, we evaluated the valuation methodology, discount rate used, and royalty rates used, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.
•We compared the carrying value for the Reporting Unit to amounts recorded by the Company.
•We recalculated the excess or deficit of fair value over the carrying value for the Reporting Unit.

Preferred Stock Equity Raise— Refer to Note 11 to the financial statements

Critical Audit Matter Description

On December 28, 2022 (the “Closing Date”), the Company issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share (the “Preferred Stock”), to affiliates of Redwood Capital Management, LLC and MSD Partners, L.P., affiliates of each of which are existing common stockholders of the Company (the “Investors”). The sale of the Preferred Stock was consummated on the Closing Date pursuant to a purchase agreement (the “Purchase Agreement”) among the Company and the Investors.

We identified auditing the Company’s evaluation of the accounting treatment for the Series A Senior Preferred Stock and embedded derivative features, specifically the qualification for permanent equity accounting and identification of the embedded features as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification of the Series A Senior Preferred Stock included the following:

•Obtained and reviewed the Purchase Agreement to understand the terms and conditions, economic substance, and redemption rights.
•Obtained an understanding of management’s process for determining the qualification of the stock issuance for equity accounting treatment, we verified management's records of new equity instruments by reading the original agreements for the equity instruments and assessing the terms relating to the technical accounting guidance.
•Obtained an understanding of management’s process for identifying embedded derivative features in the Purchase Agreement and the valuation process for the derivatives.
•We consulted with subject matter experts with specialized skill and knowledge in technical accounting with respect to the application of accounting literature to the transaction, and evaluated the related accounting conclusions, including the classification of the transaction in permanent equity. Furthermore, we consulted on the reasonableness of the embedded derivative features identified based on guidance.
•We assessed the required financial statement disclosures related to the transactions for completeness and accuracy.
•We tested the effectiveness of controls over management’s technical accounting analysis for the issuance, including analysis of related disclosures.

/s/ Deloitte & Touche LLP

McLean, VA
March 14, 2023

We have served as the Company's auditor since 2018.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets

	As of December 31,
	2021	2022
	(In thousands, except per share amounts)
Assets
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$149,627	$129,458
Accounts receivable, net of allowance of $11,396 in 2021 and $13,328 in 2022	36,026	42,353
Prepaid expenses	11,681	11,409
Income tax receivable	5,303	2,871
Total current assets	202,637	186,091
Property and equipment, net	102,417	100,892
Operating lease assets, net	77,943	108,870
Deferred income taxes	—	35,355
Intangible assets, net	85,082	54,734
Goodwill	243,486	112,593
Other assets, net	14,043	16,521
Total assets	$725,608	$615,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,497	$3,808
Accrued compensation and benefits	15,131	15,010
Accrued liabilities	10,819	13,784
Deferred revenue and student deposits	21,776	23,760
Lease liabilities, current	13,705	14,396
Long-term debt, current	8,750	—
Total current liabilities	83,678	70,758
Lease liabilities, long term	69,488	101,420
Deferred income taxes	5,059	—
Long-term debt, net	151,771	93,151
Total liabilities	309,996	265,329
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized shares - 10,000,000; Series A Senior Preferred Stock, no shares issued or outstanding in 2021; 400 shares issued and outstanding in 2022 ($155,587 liquidation preference per share, $62,235 in aggregate)	—	39,691
Common Stock, $.01 par value; authorized shares - 100,000,000; 18,709,171 issued and outstanding in 2021; 18,892,791 issued and outstanding in 2022	187	189
Additional paid-in capital	286,385	292,854
Accumulated other comprehensive income	108	3,102
Retained earnings	128,932	13,891
Total stockholders’ equity	415,612	349,727
Total liabilities and stockholders’ equity	$725,608	$615,056
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income

	Year Ended December 31,
	2020	2021	2022
	(In thousands, except per share amounts)
Revenue	$321,785	$418,803	$606,328
Costs and expenses:
Instructional costs and services	122,161	172,622	288,472
Selling and promotional	72,989	93,317	154,649
General and administrative	88,043	103,379	120,352
Loss on disposals of long-lived assets	851	1,282	1,176
Impairment of goodwill and intangible assets	—	—	146,900
Depreciation and amortization	12,984	17,832	32,127
Total costs and expenses	297,028	388,432	743,676
Income (loss) from operations before interest and income taxes	24,757	30,371	(137,348)
Gain on acquisition (Note 3)	—	—	3,828
Interest income (expense)	1,092	(4,277)	(17,728)
Income (loss) from operations before income taxes	25,849	26,094	(151,248)
Income tax expense (benefit)	7,020	7,511	(36,276)
Equity investment loss	(7)	(831)	(21)
Net income (loss)	18,822	17,752	(114,993)
Preferred stock dividends	—	—	48
Net income (loss) available to common stockholders	$18,822	$17,752	$(115,041)
Net income (loss) per common share:
Basic	$1.27	$0.98	$(6.10)
Diluted	$1.25	$0.97	$(6.08)
Weighted average number of shares outstanding:
Basic	14,876	18,085	18,859
Diluted	15,047	18,255	18,914
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income

	2020	2021	2022
	(In thousands)
Net income (loss)	$18,822	$17,752	$(114,993)
Other comprehensive income, net of tax:
Unrealized gain on hedging derivatives, net of taxes	—	108	2,994
Comprehensive income (loss)	$18,822	$17,860	$(111,999)

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)
					Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	15,177,864	$152	$190,620	—	$105,961	$296,733
Issuance of common stock under employee benefit plans	—	—	257,718	2	(2)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(78,847)	(1)	(2,096)	—	—	(2,097)
Stock-based compensation	—	—	—	—	7,075	—	—	7,075
Repurchased and retired shares of common stock	—	—	(547,563)	(5)	—	—	(13,603)	(13,608)
Net income	—	—	—	—	—	—	18,822	18,822
Balance as of December 31, 2020	—	—	14,809,172	148	195,597	—	111,180	306,925
Issuance of common stock in public offering			3,680,000	37	86,168	—	—	86,205
Issuance of common stock under employee benefit plans	—	—	319,468	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(99,469)	(1)	(3,031)	—	—	(3,032)
Stock-based compensation	—	—	—	—	7,654	—	—	7,654
Unrealized gain on hedging derivatives, net of taxes			—	—	—	108	—	108
Net income	—	—	—	—	—	—	17,752	17,752
Balance as of December 31, 2021	—	—	18,709,171	187	286,385	108	128,932	415,612
Issuance of preferred stock in private offering	400	39,691	—	—	—	—	—	39,691
Preferred Stock Dividends	—	—	—	—	—	—	(48)	(48)
Issuance of common stock under employee benefit plans	—	—	264,384	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(80,764)	(1)	(1,537)	—	—	(1,538)
Stock-based compensation	—	—	—	—	8,009	—	—	8,009
Unrealized gain on hedging derivatives, net of taxes			—	—	—	2,994	—	2,994
Net loss	—	—	—	—	—	—	(114,993)	(114,993)
Balance as of December 31, 2022	400	$39,691	18,892,791	$189	$292,854	$3,102	$13,891	$349,727

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2021	2022
Operating activities	(In thousands)

Net income (loss)	$18,822	$17,752	$(114,993)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,984	17,832	32,127
Amortization and write-off of debt issuance costs	—	885	6,480
Stock-based compensation	7,075	7,654	8,009
Equity investment loss	7	831	21
Deferred income taxes	(811)	5,530	(41,910)
Loss on disposal of long-lived assets	851	1,282	1,176
Gain on acquisition	—	—	(3,828)
Impairment of goodwill and intangible assets	—	—	146,900
Other	24	15	16
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(6,327)	(7,637)	(2,045)
Prepaid expenses	320	(614)	354
Income tax receivable/payable	1,935	(5,481)	2,432
Operating lease assets, net	(16)	2,606	1,373
Other assets	(165)	(1,517)	519
Accounts payable	(86)	8,026	(10,207)
Accrued compensation and benefits	1,907	(3,406)	(141)
Accrued liabilities	3,612	(4,432)	2,917
Deferred revenue and student deposits	4,678	(23,061)	15
Net cash provided by operating activities	44,810	16,265	29,215
Investing activities
Cash paid for acquisition, net of cash acquired	—	(325,509)	1,951
Capital expenditures	(4,926)	(11,828)	(16,389)
Proceeds from the sale of real property	767	672	765
Net cash used in investing activities	(4,159)	(336,665)	(13,673)
Financing activities
Cash paid for repurchase of common/restricted stock	(15,705)	(3,032)	(1,538)
Cash received from issuance of common stock	—	86,205	—
Cash received from issuance of preferred stock	—	—	39,691
Cash paid for principal on borrowings and finance leases	—	(2,188)	(73,864)
Cash received from borrowings	—	175,000	—
Cash paid for debt issuance costs	—	(13,644)	—
Net cash (used in) provided by financing activities	(15,705)	242,341	(35,711)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,946	(78,059)	(20,169)
Cash, cash equivalents, and restricted cash at beginning of period	202,740	227,686	149,627
Cash, cash equivalents, and restricted cash at end of period	$227,686	$149,627	$129,458
Supplemental disclosures of cash flow information
Interest paid	$—	$3,676	$12,496
Income taxes paid	$5,898	$7,464	$3,996
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

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, a nursing- and health sciences-focused institution, provides postsecondary education to students at its 22 campuses across six states and online. The Company completed the acquisition of RU, or the Rasmussen Acquisition, on September 1, 2021, or the RU Closing Date. Please refer to “Note 3. Acquisition Activity” in these Consolidated Financial Statements for more information on this acquisition. The Consolidated Financial Statements do not include the operating results or financial position of RU for any periods prior to the Closing Date. RU is institutionally accredited by HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students enrolled at six campuses in Ohio, one campus in Indianapolis, Indiana, and, beginning in October 2022, one campus in Detroit, Michigan, to serve the needs of the nursing and healthcare communities. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES.

•American Public Training LLC, which is referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. The Company completed the acquisition of substantially all the assets of GSUSA, or the GSUSA Acquisition, on January 1, 2022, or the GSUSA Closing Date. Please refer to “Note 3. Acquisition Activity” in these Consolidated Financial Statements for more information on this acquisition. The Consolidated Financial Statements do not include the operating results or financial position of GSUSA for any periods prior to the GSUSA Closing Date. GSUSA is accredited by the Accrediting Council for Continuing Education and Training, or ACCET.

GSUSA operates as a stand-alone subsidiary of APEI but does not meet the quantitative thresholds to qualify as a reportable segment. Therefore, GSUSA’s results are combined and presented within “Corporate and Other”. Please refer to “Note 14. Segment Information” for more information on the Company’s reporting segments.

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”. These adjustments include unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment, and effective January 1, 2022, the operational activities of GSUSA.

Note 2. Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:

Basis of presentation and accounting. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Business combinations. The Company accounts for business combinations in accordance with Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations, or FASB ASC 805, which requires the acquisition method to be used for all business combinations. Under ASC 805, the assets and liabilities of an acquired company are reported at business fair value along with the fair value of acquired intangible assets at the date of acquisition. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed, and the fair value assigned to identifiable intangible assets.

The Company completed the Rasmussen and GSUSA Acquisitions on September 1, 2021 and January 1, 2022, respectively. Accordingly, the financial results of the Company as of and for any periods ended prior to the respective acquisition dates do not include the financial results of RU and GSUSA and therefore are not directly comparable.

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

Restricted cash. Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.2 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.7 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Consolidated Balance Sheets as of December 31, 2021 and 2022, excluding the restricted certificates of deposit, was $2.2 million and $2.0 million, respectively. Total restricted cash as of December 31, 2021 and 2022 was $27.0 million and $26.9 million, respectively.

Accounts receivable. The Company accounts for receivables in accordance with FASB ASC 310, Receivables. Course tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments upon enrollment or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or tuition assistance programs that remit payments directly to the subsidiary institution. RU and HCN also offer extended payment plan options.

When a student remits payment after a course or term has begun, accounts receivable is reduced. If payment is made prior to the start of a course or term, the payment is recorded as a student deposit, and the student is provided access to the course when courses start, in the case of APUS and GSUSA, or allowed to start the term, in the case of RU and HCN. If a payment option is confirmed, the student is allowed to start the course or term. Generally, if no receipt is confirmed or payment option secured, the student will be dropped from the course or not allowed to start the term. Therefore, billed accounts receivable represent charges that have been prepared and sent to students or the applicable third-party payor according to the terms agreed upon in advance.

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

Property and equipment. All property and equipment is carried at cost less accumulated depreciation, except the acquired assets of RU and GSUSA, which were recorded at fair value at the Closing Date. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvement depreciation is calculated on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. For tax purposes, different methods are used. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.

The Company capitalizes certain costs for software development in accordance with FASB ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and these costs are classified as property and equipment in the Consolidated Balance Sheets. These costs are amortized over the estimated useful life of five years. The Company also capitalizes certain costs for academic program development and these costs are amortized over an estimated life not to exceed three years.
    Leases. The Company accounts for lease arrangements in accordance with FASB ASC 842, Leases. The Company determines if there is a lease at inception. The Company analyzes each lease arrangement to determine whether it should be classified as an operating lease or a finance lease. Lease assets are right-of-use assets, or ROU assets, which represent the right to use an underlying asset for the lease term. Lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments and excludes lease incentives.

Leases with a term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has elected to combine lease and non-lease components as a single component when calculating the ROU asset and lease liability.

Goodwill and intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and Accounting Standards Update, or ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are deductible for tax purposes.

The Company annually assesses goodwill for impairment, or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

Finite-lived intangible assets acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets.

For additional details regarding goodwill and indefinite-lived intangible assets, please refer to “Note 6. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

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

Investments. The Company accounts for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments - Equity Method and Joint Ventures and FASB ASC 321, Investments - Equity Securities. The Company applies ASC 323, Investments - Equity Method and Joint Ventures to investments when it has the ability to exercise significant influence but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as equity investment loss. Investments that do not meet the equity method requirements are accounted for using the cost method under ASC 321, Investments - Equity Securities, with changes in the fair value of the investment reported in the Consolidated Statements of Income as equity investment loss.

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

Derivatives and hedging. Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and re-measured at fair value at each reporting date. For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.

Deferred revenue and student deposits. Deferred revenue and student deposits at December 31, 2021 and 2022 was $21.8 million and $23.8 million, respectively. Deferred revenue includes payments that have been received from students for courses or terms that are still in process and student deposits represent cash received from students prior to the commencement of a course or term and are refundable to the student in the event the student withdrawals before the start of the course or term.

Series A Senior Preferred Stock. The Company accounts for preferred equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and has classified its Series A Senior Preferred Stock as permanent equity on the accompanying Consolidated Balance Sheets. The Series A Senior Preferred Stock is recorded net of issuance costs. Dividends on the Series A Senior Preferred Stock are included in preferred stock dividends on the Consolidated Statements of Income. The Preferred Stock Series A is a cumulative, perpetual, redeemable instrument. Dividends will be accrued as contractually obligated and paid upon approval by the Company’s Board of Directors.

Revenue recognition. The Company recognizes revenue in accordance with accounting standard, FASB ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when evidence of a contract exists, delivery has occurred or as instructional services are delivered, the price is determinable, and collectability is reasonably assured. Revenue from fees is recognized as information or services are delivered to students, assuming all other revenue recognition criteria are met. For additional information regarding revenue recognition, please refer to “Note 4. Revenue” in these Consolidated Financial Statements.

The Company provides scholarships and grants and, in the case of APUS, technology fee grants to certain students to assist them financially and promote their enrollment. Scholarship assistance and technology fee grants of $45.6 million, $54.6 million, and $68.8 million were provided for the years ended December 31, 2020, 2021 and 2022, respectively, and are included as a reduction to revenue in the accompanying Consolidated Statements of Income.
Advertising costs. Advertising costs are expensed as incurred during the year. Advertising expenses for the years ended December 31, 2020, 2021 and 2022 were $51.3 million, $60.3 million, and $90.5 million, respectively, and are included in selling and promotional expenses in the accompanying Consolidated Statements of Income.
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
Under FASB ASC 740, Income Taxes, the Company is required to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined more likely than not to not be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. An uncertain tax position is reversed if it no longer meets the more likely than not threshold of being sustained. There were no material uncertain tax positions as of December 31, 2020, 2021 or 2022. The Company has not recorded any material interest or penalties during any of the years presented.
Stock-based compensation. The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation, which requires companies to expense share-based compensation based on fair value, and ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Stock-based payments may include incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing.

    Stock-based compensation cost is recognized as expense generally over a three-year vesting period using the straight-line method for employees and the graded-vesting method for members of the Company’s Board of Directors. It is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the Company’s common stock. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity for the same maturity as the estimated life of the option quoted on an investment basis in effect at the time of grant for that business day.

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

    The Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued liabilities are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The valuation of the interest rate cap is measured as the present value of all expected future cash flows based on the London Interbank Offered Rate, or LIBOR-based, yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty. As such, the Company’s interest rate cap falls within Level 2 of the fair value hierarchy. The carrying value of long-term debt approximates fair value as it is based on a variable rate index.

Concentration of credit risk. The Company maintains its cash, cash equivalents, and restricted cash in bank deposit accounts with various financial institutions. Cash, cash equivalents, and restricted cash balances may exceed the FDIC insurance limit. The Company has historically not experienced any losses in such accounts.

Recent Accounting Pronouncements. The Company considers the applicability and impact of all ASUs, issued by the FASB. ASUs issued but not listed were assessed and determined to be either not applicable or expected to have minimal impact on its consolidated financial position and/or results of operations.

Note 3. Acquisition Activity

On the RU Closing Date, the Company completed the Rasmussen Acquisition for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, and net of cash acquired, of $325.5 million in cash.

The Company applied the acquisition method of accounting to the Rasmussen Acquisition, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable assets and liabilities assumed was allocated to goodwill. Goodwill reflects the fair value associated with the RU workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the acquisition was allocated to the RU reportable segment in the amount of $217.4 million and is deductible for tax purposes.

The preliminary opening balance sheet was subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and goodwill. The Company had up to one year from the RU Closing Date, or the measurement period, to complete the allocation of the purchase price. The Company completed its assessment of the fair value of certain acquired assets and liabilities assumed during the measurement period, and, as a result, during the first quarter of 2022, recorded a $0.5 million increase in goodwill in connection with the Rasmussen Acquisition based on the final working capital adjustment. During the second quarter of 2022, the Company recorded a non-cash impairment charge of $131.4 million to reduce the carrying value of RU Segment goodwill, as discussed further in “Note 6. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

The following table summarizes the components of the consideration along with the purchase price allocation (in thousands):

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

The fair value of the identified intangible assets, including the trade name, student roster, and lead conversions was determined using the income-based approach. The fair value of curricula and accreditation, licensing, and Title IV identified intangible assets was determined using the cost approach. The table below presents a summary of intangible assets acquired and the useful lives of these assets (in thousands):

Intangible Assets	Useful life	Amount
Trade name	Indefinite	$26,500
Accreditation, licensing, and Title IV	Indefinite	24,500
Student roster	2 years	20,000
Curricula	3 years	14,000
Lead conversions	2 years	1,500
		$86,500

During the second and fourth quarters of 2022, the Company recorded non-cash impairment charges of $13.5 million and $2.0 million, respectively, to reduce the carrying value of RU Segment accreditation, licensing, and Title IV indefinite lived intangible assets, as discussed further in “Note 6. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

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

The Company applied the acquisition method of accounting to the GSUSA Acquisition, whereby the assets acquired and liabilities assumed were recognized at fair value on the GSUSA Closing Date. There was no goodwill recorded as a result of the GSUSA Acquisition, but an approximate $3.8 million noncash, non-taxable gain on the acquisition was recorded and is included as a separate line item on the Consolidated Statements of Income.

The preliminary opening balance sheet is subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities assumed. The Company has up to one year from the GSUSA Closing Date, or the measurement period, to complete the allocation of the purchase price. As the Company finalizes its assessment of the fair values of certain acquired assets and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments in the period in which the adjustments occur. During the second quarter of 2022, the Company recorded a $0.7 million decrease in the gain on acquisition in connection with the GSUSA Acquisition based on the final working capital adjustment.

The following table summarizes the components of the consideration along with the purchase price allocation (in thousands):

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

The gain on acquisition represents the excess of the fair value of net assets acquired over consideration paid. The consideration paid represents a substantial discount to the book value of GSUSA’s net assets at the GSUSA Closing Date, primarily due to the fair value adjustments related to the trade name, fixed assets, and right-of-use lease assets and liabilities compared to book value. The gain on acquisition was primarily the result of prior financial results, a lack of access to capital by the Seller, and the agreed upon purchase price which reflected the fact that GSUSA may need additional capital to fund operating losses.

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

Intangible Assets	Useful life	Amount
Customer contracts and relationships	2.5 years	$744
Curricula	3 years	158
Trade name	1 year	35
Accreditation and licensing	2.5 years	28
		$965

Pro forma financial information relating to the GSUSA Acquisition is not presented because the GSUSA Acquisition did not represent a significant business acquisition for the Company.

The Company incurred approximately $7.6 million and $1.9 million of acquisition-related expenses related to RU and GSUSA, for the years ended December 31, 2021 and December 31, 2022, respectively. These expenses are included in general and administrative expenses on the Consolidated Statements of Income.

Note 4. Revenue

    The following is a description of principal activities from which the Company generates its revenue.

    Instructional services. Instructional services revenue includes tuition, contract training, technology, and laboratory fees. The Company generally recognizes revenue ratably as instructional services are provided over the course or term, which is, for APUS, either an eight- or sixteen-week course, for RU and HCN, a quarterly term, and for GSUSA, the length of the training program. Tuition is charged by course or term, technology fees are charged to APUS students on a per course basis, and technology and laboratory fees are charged to RU and HCN students on a per term basis, when applicable. Generally, instructional services are billed when a course or term begins and paid within thirty days of the bill date.

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

RU also provides an RU-funded tuition grant to support students who are U.S. Military active-duty service members, National Guard, Reserve, retired military and veterans enrolling in a degree, Diploma or Certificate program. RU also extends the grant to eligible spouses and dependents of active-duty military, retired military, and veterans.

APUS, RU, and HCN also provide grants and scholarships to certain students to assist them financially with their educational goals.

Disaggregation of Revenue
    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Year Ended December 31, 2020
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$283,827	$—	$30,346	$(243)	$313,930
Graduation fees	1,336	—	—	—	1,336
Textbook and other course materials	—	—	5,197	—	5,197
Other fees	775	—	548	(1)	1,322
Total Revenue	$285,938	$—	$36,091	$(244)	$321,785

	Year Ended December 31, 2021
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$281,689	$74,515	$38,569	$(183)	$394,590
Graduation fees	1,309	—	—	—	1,309
Textbook and other course materials	—	13,461	6,695	—	20,156
Other fees	702	1,507	539	—	2,748
Total Revenue	$283,700	$89,483	$45,803	$(183)	$418,803

	Year Ended December 31, 2022
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$283,079	$211,253	$39,505	$20,865	$554,702
Graduation fees	1,348	—	—	—	1,348
Textbook and other course materials	—	38,740	6,964	—	45,704
Other fees	701	3,264	609	—	4,574
Total Revenue	$285,128	$253,257	$47,078	$20,865	$606,328

The RU Segment reflects the operations of RU, which was acquired on the RU Closing Date. The Company did not consolidate the financial results of the RU Segment prior to the RU Closing Date.

Corporate and Other includes tuition and contract training revenue earned by GSUSA from the GSUSA Closing Date through December 31, 2022, and the elimination of intersegment revenue. The APUS Segment charges the HCN Segment and corporate employees for the value of courses taken at APUS by HCN Segment employees and corporate employees.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of December 31, 2021 and December 31, 2022.
    The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at December 31, 2021 was $21.8 million and includes $12.9 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $8.9 million in consideration received in advance for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2022 was $23.8 million and includes $13.0 million in future revenue that has not yet been earned for courses and terms that are in progress as well as $10.8 million in student deposits.

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
Refund Policies
The Company provides a stated period of time during which students may withdraw from a course for APUS, or a term for RU and HCN, without further financial obligation resulting in a refund liability. If a student withdraws during the academic term, the Company calculates the portion of tuition that is non-refundable based on the tuition refund policy and the applicable state laws and recognizes it as revenue in the period the withdrawal occur. For GSUSA, a refund is provided only if the student cancels before the start of a course.

Refund Liability
The Company uses the portfolio approach and applies the expected value method to determine if a refund liability exists. This requires management judgment and the use of estimates and historical data to assess the likelihood and magnitude of a revenue reversal due to a refund liability. Due to the short duration of the courses, and the refund policy described above, any uncertainty regarding a student’s withdrawal is resolved in a short time period. Based on measurement and analysis, the Company determined that a significant reversal in the cumulative amount of revenue recognized is not expected. The Company includes this estimate in the transaction price. The refund liabilities for APUS and GSUSA, which are included in deferred revenue, are not material for all periods presented. APUS and GSUSA update the measurement of the refund liability at the end of each reporting period for changes in expectations, and if the reversal becomes significant, recognizes corresponding adjustments to revenue.

Because RU and HCN’s terms coincide with the Company’s fiscal quarter periods, there are no refund liabilities as of December 31, 2021 and 2022 for RU or HCN.

Note 5. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful Life	2021	2022
		(in thousands)
Land	—	$8,952	$8,798
Building and building improvements	15 - 39 years	51,936	50,589
Leasehold improvements	up to 15 years	30,342	37,157
Office equipment	5 years	1,139	1,461
Computer equipment	3 - 5 years	22,509	23,658
Furniture and fixtures	5 - 7 years	15,433	17,924
Other capital assets	5 years	168	168
Software development	3 - 5 years	79,088	74,314
Program development	3 years	11,062	11,631
		220,629	225,700
Accumulated depreciation and amortization		118,212	124,808
		$102,417	$100,892
    The Company disposed of long-lived assets resulting in a loss of $0.9 million, $1.3 million, and $1.2 million during the years ended December 31, 2020, 2021, and 2022, respectively. The disposals and losses were primarily related to assets no longer in use. The losses on long-lived assets are included as loss on disposals of long-lived assets in these Consolidated Financial Statements.

For the years ended December 31, 2020, 2021, and 2022, the APUS Segment sold certain excess real property located in Charles Town, West Virginia, for a net sales price of $0.8 million, $0.7 million, and $0.8 million, respectively, resulting in a loss on disposals of long-lived assets of $0.4 million, $0.5 million, and $0.4 million, respectively. The loss is included in loss on disposals of long-lived assets in these Consolidated Financial Statements.

During the years ended December 31, 2020, 2021, and 2022, the Company recorded depreciation expense of $13.0 million, $12.7 million and $16.2 million, respectively.

Note 6. Goodwill and Intangible Assets

    In connection with its acquisitions, the Company applied FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company recorded $217.4 million and $38.6 million of goodwill in connection with the RU and HCN acquisitions, respectively, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company later recorded impairment charges reducing the carrying value of RU and HCN goodwill to $86.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA.

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company annually assesses goodwill for impairment, or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

During the second quarter of 2022, the Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount as a result of RU’s under performance compared to projections at the time of acquisition, along with the decline in market value of the Company and comparable companies. Therefore, during the second quarter, the Company proceeded with an interim quantitative impairment test for the RU Segment. The implied fair value of goodwill was calculated and compared to the recorded goodwill. As a result, during the second quarter, the Company recorded a non-cash impairment charge of $131.4 million, and the corresponding tax impact of $36.0 million, to reduce the carrying value of RU Segment goodwill. The goodwill impairment charge recorded eliminated the difference between the fair value of goodwill and the book value of goodwill. During the fourth quarter of 2022, the Company completed its annual assessment of RU Segment goodwill for impairment and determined that the fair value was greater than the carrying value and therefore there was no impairment of RU Segment goodwill as of the valuation date which was October 31.
The Company engaged an independent valuation firm to assist with the valuations. The independent valuation firm weights the results of three different valuation methods to determine fair value: (1) discounted cash flow; (2) guideline public company; and (3) guideline transaction for comparable transactions. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the fair value of RU and HCN. Under the comparable transaction method, pricing terms from other transactions in the higher education market were used to determine the fair value. Values derived under the three valuation methods were then weighted to estimate RU and HCN’s enterprise values. The income and cost approaches were used, as applicable, to value the RU and HCN’s indefinite-lived intangibles assets.

For the years ended December 31, 2020, 2021, and 2022, the Company completed its annual assessment of HCN goodwill and concluded that HCN’s fair value was more than the carrying value; consequently, there was no impairment.

The Company’s 2022 annual assessment concluded that the fair value of RU and HCN exceeded their carrying values by approximately $10.0 million, or 5%, and $4.9 million, or 13%, respectively.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2021 and 2022 are as follows (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill

Goodwill as of December 31, 2020	$—	$—	$26,563	$26,563
Goodwill acquired		217,203		217,203
Impairment	—	—	—	—
Adjustments		(280)		(280)
Goodwill as of December 31, 2021	$—	$216,923	$26,563	$243,486
Goodwill acquired	—	—	—	—
Impairment	—	(131,400)	—	(131,400)
Adjustments	—	507	—	507
Goodwill as of December 31, 2022	$—	$86,030	$26,563	$112,593

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

The Company recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. During the years ended December 31, 2021 and 2022, the Company recorded amortization expense related to definite lived intangible assets of $5.1 million and $15.8 million, respectively. As of December 31, 2020, all recorded identified intangible assets with a definite useful life related to the acquisition of HCN were fully amortized.

At the acquisition dates, the useful life assigned to each type of intangible asset with a definite useful life was as follows:

Useful Life
Student contracts and relationships	2.5 years - 6 years
Non-compete agreements	5 years
Curricula	3 years
Accreditation and licensing	2.5 years
Lead conversions	2 years
Student Roster	2 years
Trade name	1 year

During the second and fourth quarters of 2022, the Company concluded it was more likely than not the fair value of the Company’s RU Segment intangible assets was less than its carrying amount as a result of RU’s under performance compared to projections at the time of acquisition and as compared to revised projections. As a result, the Company completed impairment tests related to the valuation of its RU Segment intangible assets during the second and fourth quarters. The implied fair value of intangible assets was calculated and compared to the recorded value and determined the fair value of the accreditation, licensing, and Title IV indefinite lived intangible assets was $11.0 million, or $13.5 million less than its carrying value during the second quarter, and $9.0 million, or $2.0 million less than the carrying value in the fourth quarter. As a result, the Company recorded a non-cash impairment charge of $15.5 million to reduce the carrying value of RU Segment indefinite-lived intangible assets during 2022. The impairment charge recorded eliminated the difference between the fair value of the accreditation, licensing, and Title IV indefinite lived intangible assets, and the book value.

The following table represents the balance of the Company’s intangible assets as of December 31, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$3,333	$—	$16,667
Curricula	14,405	1,961	—	12,444
Student contracts and relationships	3,870	3,870	—	—
Lead conversions	1,500	250	—	1,250
Non-compete agreements	86	86	—	—
Total finite-lived intangible assets	$39,861	$9,500	$—	$30,361
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	—	26,186
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	—	54,721
Total intangible assets	$94,582	$9,500	$—	$85,082

The following table represents the balance of the Company’s intangible assets as of December 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$13,333	$—	$6,667
Curricula	14,563	6,680	—	7,883
Student and customer contracts and relationships	4,614	4,168	—	446
Lead conversions	1,500	1,000	—	500
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licensing	28	11	—	17
Total finite-lived intangible assets	$40,826	$25,313	$—	$15,513
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	15,500	10,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	15,500	39,221
Total intangible assets	$95,547	$25,313	$15,500	$54,734

Finite-lived intangible assets are amortized in a manner that reflects the estimated economic benefit of the intangible assets and are amortized on a straight-line basis.

The future amortization of finite-lived intangible assets is as follows (in thousands):

Future Amortization of Intangibles	Amortization
2023	12,195
2024	3,318
Total	$15,513

Determining fair value requires judgment and the use of significant estimates and assumptions, including fluctuations in enrollments, revenue growth rates, operating margins, discount rates, and future market conditions, among others. Given the current competitive and regulatory environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

Note 7. Leases
    The Company has operating leases for office space and campus facilities. As a result of the GSUSA Acquisition, the Company acquired leases for copiers and printers that have been classified as finance leases.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Maryland and, beginning in January 2023, in Florida, under operating leases that expire in May 2024 and January 2026. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 22 campuses located in six states under operating leases that expire through October 2033. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases six campuses located in Ohio, one campus in Indianapolis, Indiana, and one campus in suburban Detroit, Michigan, which opened in October 2022, under operating leases that expire through June 2032. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii under operating leases that expire through September 2036.

Operating lease assets are ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term on the Consolidated Balance Sheets. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments and excludes lease incentives.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the years ended December 31, 2020, 2021, and 2022 was approximately $2.9 million, $7.5 million, and $19.9 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the years ended December 31, 2021 and 2022 was $7.2 million and $19.5 million, respectively, and is included in operating cash flows.

Finance Leases

In connection with the GSUSA Acquisition, the Company acquired leases for copiers and printers that are classified as finance leases and expire on December 31, 2024. The Company pledged the assets financed to secure the outstanding lease obligations. As of December 31, 2022, the total finance lease liability was $0.2 million with an average interest rate of 3.75%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $0.1 million for the year ended December 31, 2022, and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

    The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of December 31, 2022 (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
2023	$18,454	$114
2024	17,176	113
2025	15,534	—
2026	15,087	—
2027	14,487	—
2028 and beyond	62,715	—
Total future minimum lease payments	$143,453	$227
Less: imputed interest	(27,855)	(9)
Present value of operating lease liabilities	$115,598	$218
Less: lease liabilities, current	(14,289)	(107)
Lease liabilities, long-term	$101,309	$111

Balance Sheet Classification
Current
Operating lease liabilities, current	$14,289
Finance lease liabilities, current	107
Long-term
Operating lease liabilities, long-term	101,309
Finance lease liabilities, long-term	111
Total lease liabilities	$115,816

Other Information
Weighted average remaining lease term (in years)
Operating leases	8.97
Finance leases	2.00
Weighted average discount rate
Operating leases	4.2%
Finance leases	3.8%

Note 8. Long-Term Debt

In connection with the Rasmussen Acquisition, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on the Closing Date and is presented net of deferred financing fees on the Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of December 31, 2021 and 2022, the remaining unamortized deferred financing fees were $12.3 million and $5.9 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding on the Revolving Credit Facility as of December 31, 2021 and 2022.

The Credit Agreement provides the Company with the option, subject to certain conditions, including obtaining commitments from one or more lenders, to increase the total commitments under the Revolving Credit Facility, increase the amount of the Term Loan and/or incur incremental term loan facilities in an aggregate amount not to exceed the sum of (A) the greater of (1) $91.0 million and (2) an amount equal to consolidated EBITDA on a pro forma basis for the most recently ended four-quarter period (less the aggregate amount of certain other incremental indebtedness permitted to be incurred by APEI, and plus the aggregate amount of voluntary prepayments of certain other incremental indebtedness permitted to be incurred by APEI) and (B) an amount (1) in the case of secured incremental facilities that rank pari passu with the Facilities, such that the First Lien Net Leverage Ratio would not be greater than 1.50 to 1.00 and the Total Net Leverage Ratio would not be greater than 2.00 to 1.00, (2) in the case of secured incremental facilities that rank junior to the Facilities, such that the Secured Net Leverage Ratio would not be greater than 1.75 to 1.00 and the Total Net Leverage Ratio would not be greater than 2.00 to 1.00, and (3) in the case of unsecured incremental facilities, such that the Total Net Leverage Ratio would not be greater than 2.00 to 1.00 or the Interest Coverage Ratio would not be less than 2.00 to 1.00. The First Lien Net Leverage Ratio, the Secured Net Leverage Ratio and the Total Net Leverage Ratio are each defined in the Credit Agreement and reflect a ratio of (x) in the case of the First Lien Net Leverage Ratio, consolidated first lien indebtedness (net of unrestricted cash and cash equivalents in excess of $50.0 million) to consolidated EBITDA, (y) in the case of the Secured Net Leverage Ratio, consolidated secured indebtedness (net of unrestricted cash and cash equivalents in excess of $50.0 million) to consolidated EBITDA, and (z) in the case of the Total Net Leverage Ratio, consolidated total indebtedness to consolidated EBITDA. The Interest Coverage Ratio is also defined in the Credit Agreement and reflects a ratio of consolidated EBITDA to consolidated interest expense.

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to LIBOR (subject to a 0.75% floor) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of December 31, 2022, the Facilities borrowing rate was 9.57%, excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility. APEI is required to make principal payments of the Term Loan on the last day of each quarter, commencing with the quarter ended December 31, 2021, in an amount equal to $2.2 million per quarter. During the years ended December 31, 2021 and 2022, APEI paid $4.6 million and $18.7 million, respectively, of interest, amortization of debt issuance costs, and unused commitment fees related to its Term Loan and Revolving Credit Facility.

In December 2022, APEI made prepayments totaling $65.0 million on the Term Loan. With this prepayment, APEI is not required to make quarterly principal payments until payment of the outstanding principal amount at maturity in September 2027. In addition, as a result of the debt prepayment, the Company wrote off a proportionate amount of unamortized debt issuance costs in the amount of $3.9 million. The write off is recorded in interest expense on the Consolidated Statements of Income for the year ended December 31, 2022.

Subject to certain exceptions, including debt prepayments, the Term Loan contains mandatory prepayment requirements, including with respect to excess cash flow, proceeds of certain asset sales, casualty and condemnation events, and unpermitted debt issuances. With the December 2022 debt prepayment, APEI has no mandatory prepayment obligation for the year ended December 31, 2022.

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

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0. As of December 31, 2022, the Company was in compliance with all debt covenants.

Please refer to “Note 11. Stockholders’ Equity” in these Consolidated Financial Statements for information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock.

Long-term debt consists of the following (in thousands):

	As of December 31,
	2021	2022
Credit agreement	$172,813	$99,063
Deferred financing fees	(12,292)	(5,912)
	160,521	93,151
Less: Current portion	(8,750)	—
	$151,771	$93,151

Scheduled maturities of long-term debt at December 31, 2022 are as follows (in thousands):

Maturities of Long-Term Debt	Loan Payments
2027	99,063
Total	$99,063

Derivatives and Hedging

The Company is subject to interest rate risk as all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. This interest rate cap agreement, designated as a cash flow hedge, provides the Company with interest rate protection in the event the LIBOR rate exceeds 2.0%. The interest rate cap was effective October 1, 2021 and will expire on January 1, 2025.

Changes in the fair value of the interest rate cap designated as a hedging instrument that effectively offset the variability of cash flows associated with the Company’s variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

At December 31, 2022, the $4.5 million fair value of the interest rate cap is recorded in other assets in the Consolidated Balance Sheets. The unrealized gain of $3.0 million is included within other comprehensive income.

For the year ended December 31, 2022, the Company reclassified approximately $0.5 million from other comprehensive income to interest expense. The Company estimates that approximately $2.6 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

Note 9. Income Taxes

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2020	2021	2022

Current income tax expense (benefit):
Federal	$5,685	$513	$4,293
State	2,146	1,535	2,086
	7,831	2,048	6,379
Deferred income tax expense (benefit):
Federal	(608)	4,948	(36,395)
State	(203)	515	(6,260)
	(811)	5,463	(42,655)
Income Tax Expense (Benefit)	$7,020	$7,511	$(36,276)

The tax effects of principal temporary differences are as follows (in thousands):

	As of December 31,
	2021	2022

Deferred tax assets
Goodwill and intangibles	$—	$34,001
Operating lease liability	20,717	28,657
Allowance for doubtful accounts	2,061	3,172
Interest expenses	—	1,572
Restricted stock	1,329	1,367
Accrued vacation and severance	768	727
Investment	774	771
Other	716	206
Stock option compensation expense	159	232
Deferred revenue	—	36
Net operating loss	3,338	—
Total gross deferred tax assets	29,862	70,741
Valuation allowance	(743)	(547)
Total net deferred tax assets	29,119	70,194
Deferred tax liabilities
Income tax deductible capitalized software development costs	(2,121)	(1,273)
Operating lease asset	(19,442)	(27,026)
Property and equipment	(10,110)	(3,622)
Accounts receivable	—	(1,434)
Prepaid expenses	(1,136)	(437)
Goodwill and intangibles	(1,302)	—
Other comprehensive income- unrealized gain on interest rate cap	(67)	(1,047)
Total deferred tax liabilities	(34,178)	(34,839)
Deferred tax (liabilities) assets, net	$(5,059)	$35,355

At December 31, 2022, the Company had state net operating loss carryforwards and federal capital loss carryforwards of $56.4 million and $1.8 million, respectively, which are available to offset future taxable income. The federal capital loss carryforwards will expire in 2026 while the state net operating loss carryforwards will begin to expire in various years from 2036 through 2041. The amount of state net operating losses that can be carried forward indefinitely is $28.6 million. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.

Income tax expense (benefit) differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to the application of state apportionment laws, permanent tax differences, and other temporary differences (in thousands):

	Year Ended December 31,
	2020		2021		2022
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$5,427	21.00%	$5,305	21.00%	$(31,778)	21.00%
State taxes, net	1,156	4.48%	1,576	6.24%	(4,163)	2.75%
Permanent differences	491	1.90%	678	2.68%	318	(0.21)%
Equity-based compensation benefits	(305)	(1.18)%	(219)	(0.87)%	479	(0.32)%
Gain on acquisition	—	—%	—	—%	(947)	0.63%
Post-employment benefits	(67)	(0.26)%	—	—%	—	—%
Uncertain tax position	49	0.19%	—	—%	—	—%
Valuation allowance	287	1.11%	206	0.82%	(197)	0.13%
Other	(18)	(0.07)%	(35)	(0.14)%	12	(0.01)%
	$7,020	27.17%	$7,511	29.73%	$(36,276)	23.97%

    Permanent differences in the table above are mainly attributable to executive and stock compensation, nondeductible meals and entertainment expenses, and non-deductible employer contributions to the American Public Education, Inc. Employee Stock Purchase Plan, or the ESPP.

    There were no material uncertain tax positions as of December 31, 2020, 2021, or 2022. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.
The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For U.S. federal and state tax purposes, tax years 2019-2021 remain open to examination.

Note 10. Other Employee Benefits
The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to its eligible employees. Participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and Internal Revenue Service limits. The plan provides for Company discretionary profit-sharing contributions at matching percentages. Employees immediately vest 100% in all salary reduction contributions and employer contributions.
The Company made discretionary contributions to the plan of $4.2 million, $5.1 million, and $6.2 million for the years ended December 31, 2020, 2021, and 2022, respectively.
The Company has established the ESPP with quarterly enrollment periods. Eligible participants may only enter the plan and establish their withholdings at the start of an enrollment period. Participating employees may withdraw from the plan and end payroll deductions at any time up to five days before the share purchase date and funds will be returned to them. Under the ESPP, participating employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually or the value of the common stock purchased per participant cannot exceed $25,000. In 2014 and again in 2020 the Company’s stockholders approved amendments to the plan increasing the number of shares available for purchase by participating employees and extended the term of the ESPP. The current term of the ESPP is now May 15, 2030, and at December 31, 2022 there remain 20,080 shares available for purchase under the ESPP.

Shares purchased in the open market for issuance to employees pursuant to the plan for the years ended December 31, 2020, 2021, and 2022 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2020	3,922	$23.93	$20.34	$14,078
June 30, 2020	2,737	$29.60	$25.16	$12,152
September 30, 2020	4,015	$28.19	$23.96	$16,977
December 31, 2020	3,550	$30.48	$25.91	$16,231
Total/Weighted Average	14,224	$27.86	$23.68	$59,438
March 31, 2021	3,284	$35.63	$30.29	$17,550
June 30, 2021	3,527	$28.34	$24.09	$14,993
September 30, 2021	5,203	$25.61	$21.77	$19,987
December 31, 2021	5,583	$22.25	$18.91	$18,633
Total/Weighted Average	17,597	$26.96	$22.92	$71,163
March 31, 2022	9,112	$21.24	$18.05	$29,031
June 30, 2022	12,380	$16.16	$13.74	$30,009
September 30, 2022	23,407	$9.14	$7.77	$32,091
December 31, 2022	15,947	$12.86	$10.93	$30,762
Total/Weighted Average	60,846	$13.36	$11.35	$121,893

Note 11. Stockholders’ Equity
Stock Incentive Plans
    The American Public Education, Inc. 2017 Omnibus Incentive Plan, or 2017 Incentive Plan, became effective on May 12, 2017, or the Effective Date. Upon effectiveness of the 2017 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan. The 2017 Incentive Plan allows the Company to grant up to 1,675,000 shares, as well as shares of the Company’s common stock that were available for issuance under the 2011 Incentive Plan as of the Effective Date. In addition, the number of shares of common stock available under the 2017 Incentive Plan was increased from time to time by the number of shares subject to outstanding awards granted under the 2011 Incentive Plan that terminate by expiration, forfeiture, cancellation or otherwise without issuance of such shares following the Effective Date. On May 15, 2020, the Company’s stockholders approved an amendment to the 2017 Incentive Plan to increase the number of shares available for issuance thereunder by 1,425,000 and to extend the term of the 2017 Plan to May 15, 2030, as well as to clarify limitations on repricing. On May 20, 2022, the Company’s stockholders approved an amendment to the 2017 Incentive Plan to increase the number of shares available for issuance thereunder by 1,125,000 and to clarify provisions on vesting in dividends or dividend equivalent rights paid on unvested awards and the determination of fair market value. Grants under the 2017 Incentive Plan generally vest over a period of three years and the Company recognizes compensation expense over that period. The 2017 Incentive Plan includes a provision that allows individuals who have reached certain service and retirement eligibility criteria on the date of grant an accelerated service period of one year. The Company recognizes compensation expense for these individuals over the accelerated period. As of December 31, 2022, all shares subject to outstanding awards are under the 2017 Incentive Plan.

Restricted Stock and Restricted Stock Unit Awards

    The fair value of the Company’s restricted stock and restricted stock unit awards is calculated based on the closing price of the Company’s stock on the date of grant. The estimated fair value of these awards is recognized as stock-based compensation expense and is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Company’s Board of Directors. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates.

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2019	546,940	$27.81
Shares granted	396,976	24.94
Vested shares	(307,937)	26.95
Shares forfeited	(109,179)	26.56
Non vested, December 31, 2020	526,800	$26.43

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2020	526,800	$26.43
Shares granted	343,851	29.50
Vested shares	(268,329)	26.66
Shares forfeited	(95,535)	28.78
Non vested, December 31, 2021	506,787	$27.68

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2021	506,787	$27.68
Shares granted	617,830	20.10
Vested shares	(267,554)	27.29
Shares forfeited	(187,390)	24.20
Non vested, December 31, 2022	669,673	$22.00

There were 48,434, 3,233, and 490,127 shares of restricted stock or restricted stock units excluded in the computation of diluted net income per common share for the years ended December 31, 2020, 2021, and 2022, respectively.
At December 31, 2022, total unrecognized compensation expense in the amount of $8.5 million relates to non-vested restricted stock and restricted stock units, which will be recognized over a weighted average period of 1.8 years.
As a result of termination of employment, the Company accepted the following common shares for forfeiture: 73,808 shares for $1,855,784 in 2020, 89,944 shares for $2,581,284 in 2021, and 181,801 shares for $4,339,191 in 2022.
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
The table below sets forth stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2019	43,134	$23.77	9.73	$156
Options granted	17,370	33.11	10	$—
Awards exercised	—	—
Options forfeited	—	—
Outstanding, December 31, 2020	60,504	$26.45	8.96	$264
Exercisable, December 31, 2020	14,378	$23.77	8.73	$88

The table below sets forth stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2020	60,504	$26.45	8.96	$264
Options granted	51,230	27.72	10	$—
Awards exercised	—	—
Options forfeited	(10,214)	30.83
Outstanding, December 31, 2021	101,520	$26.65	8.39	$—
Exercisable, December 31, 2021	34,547	$25.34	7.10	$—

The table below sets forth stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2021	101,520	$26.65	8.39	$—
Options granted	56,249	13.90	10	$—
Awards exercised	—	—
Options forfeited	(24,181)	27.99
Outstanding, December 31, 2022	133,588	$21.04	8.09	$37
Exercisable, December 31, 2022	58,782	$25.19	6.59	$—

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	Year Ended December 31,
	2020	2021	2022
Expected volatility	48.74%	44.18%	48.08%
Expected dividends	—%	—%	—%
Expected term, in years	10	10	10
Risk-free interest rate	0.68%	1.35%	2.95%
Weighted-average fair value of options granted during the year	$18.99	$15.13	$8.53
For the years ended December 31, 2020, 2021, and 2022, there were 60,504, 101,520, and 133,588 anti-dilutive stock options excluded from the calculation of diluted net income per share, respectively.
At December 31, 2022, total unrecognized compensation expense in the amount of $0.6 million relates to non-vested stock options, which will be recognized over a weighted average period of 2.2 years.
Stock-Based Compensation Expense
For the years ended December 31, 2020, 2021, and 2022, the Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2021	2022
	(In thousands)
Instructional costs and services	$1,535	$1,480	$1,254
Selling and promotional	1,007	771	823
General and administrative	4,533	5,403	5,932
Total stock-based compensation expense	$7,075	$7,654	$8,009
The Company recognized income tax benefits of $1.9 million, $2.3 million, and $1.5 million from vested restricted stock and restricted stock units for the years ended December 31, 2020, 2021, and 2022, respectively.
Repurchase
The Company’s Board of Directors has approved a stock repurchase program for common stock, under which the Company can annually purchase up to the cumulative number of shares issued or deemed issued in that year under the equity incentive and stock purchase plans. Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions based on business and market conditions. The stock repurchase program does not obligate the Company to repurchase any shares, may be suspended or discontinued at any time, and is funded using available cash.

On May 2, 2019, the Company’s Board of Directors authorized the repurchase of up to $35.0 million of the Company’s shares of common stock, and on December 5, 2019, the Board approved an additional authorization of up to $25.0 million of shares. Subject to market conditions, applicable legal requirements, and other factors, the repurchases may be made from time to time in the open market or in privately negotiated transactions. The authorization does not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors the Company deem appropriate. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. The Company has no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to the Company’s repurchase program under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued in that year under its equity incentive and stock purchase plan.

The Company’s credit agreement includes restrictions on its ability to repurchase its common stock, and the terms of the Series A Senior Preferred Stock require the consent of the holders of at least 60% of the then outstanding shares of the

Series A Senior Preferred Stock in order for the Company to repurchase more than $30.0 million of its common stock in the aggregate.

During the year ended December 31, 2020, the Company repurchased 547,563 shares of the Company’s common stock for approximately $13.6 million.

During the years ended December 31, 2021 and 2022, the Company did not repurchase shares of common stock. As of December 31, 2022, the Company has remaining $8.4 million under its share repurchase authorization.

During the years ended December 31, 2020, 2021, and 2022, the Company was deemed to have repurchased 78,847, 99,469, and 80,764 shares, respectively, of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by the Company’s Board of Directors as described above.

Series A Senior Preferred Stock
On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.

The Series A Senior Preferred Stock has cumulative dividends that accrue daily at the initial annual rate, which is equal to the Secured Overnight Financing Rate, or SOFR (selected by the Company for each divided period), plus 10.00%, or an initial rate of 14.55%. On the 30-month anniversary of the closing date, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. Dividend periods will be monthly, quarterly or every six months, at the Company’s option. Dividends will be paid, after declaration by the Company’s Board of Directors, for each dividend period. If the Company selects a dividend period longer than three months, an interim dividend payment will be required for each three month period.

The Company evaluated the Series A Senior Preferred Stock at issuance for the embedded derivative features and the potential need for bifurcation under ASC 815-15 Derivatives and Hedging- Embedded Derivatives. The Company engaged an independent valuation firm to assist with the evaluation. As of December 31, 2022, the embedded features identified for bifurcation were determined to have minimal or no value and therefore deemed to not be material to the financial statements.

The Series A Senior Preferred Stock has no stated maturity, is not convertible, is not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at the Company’s option. The Company has the right to redeem the preferred stock pro rata in whole or in part at the price per share equal to the liquidation preference, plus any applicable early premium amount noted in the Certificate of Designation and Purchase Agreement.

The Liquidation Preference of $62.2 million is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation, as of December 31, 2022. Events of default include an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The Series A Senior Preferred Stock has no voting rights for directors or otherwise, except as required by law or with respect to certain protective provisions. Without the consent of at least 60% of the then outstanding shares of Series A Senior Preferred Stock, with certain exceptions, the Company may not, among other things, (i) incur any indebtedness if such incurrence would cause the Company’s Total Net Leverage Ratio (as defined in the Purchase Agreement) to exceed 0.75:1, (ii) issue any capital stock senior to or pari passu with the Series A Senior Preferred Stock, (iii) declare or pay any cash dividends on the Company’s common stock, or (iv) repurchase more than an aggregate of $30 million of the Company’s common stock.

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

Note 13. Concentration
    Our students utilize various payment sources and programs to finance their education expenses, including funds from: Department of Defense, or DoD, tuition assistance programs, or TA, education benefit programs administered by the U.S. Department of Veteran’s Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. As of December 31, 2022, approximately 65% of APUS students self-reported that they served in the military on active-duty at the time of initial enrollment. Active-duty military students generally take fewer courses per year on average than non-military students.
    A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2020	2021	2022
DoD tuition assistance programs	43%	45%	47%
VA education benefits	22%	21%	21%
Title IV programs	21%	20%	18%
Cash and other sources	14%	14%	13%

A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2020	2021	2022
Title IV programs	77%	76%	74%
Cash and other sources	21%	22%	24%
VA education benefits	2%	2%	2%

A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2020	2021	2022
Title IV programs	82%	81%	80%
Cash and other sources	16%	17%	18%
VA education benefits	2%	2%	2%

Reductions in or changes to TA, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s operations and financial condition.

Note 14. Segment Information
In connection with the Rasmussen Acquisition (as further described in “Note 3. Acquisition Activity”), the Company revised its reportable segments to include RU as a reportable segment to reflect the manner in which the chief operating decision-maker evaluates performance and allocates resources. Prior to the third quarter of 2021, the Company had two reportable segments: the American Public Education, Inc. Segment, or APEI Segment, and the Hondros College of Nursing Segment, or HCN Segment. Subsequent to the Rasmussen Acquisition, the Company has three reportable segments: the APUS Segment, which was previously included within the former APEI Segment; the RU Segment; and the HCN Segment. The APEI Segment previously reported the results of both APUS and remaining unallocated corporate expenses. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment; therefore, its operational activities are presented below within “Corporate and Other”. Adjustments to reconcile segment results to the Consolidated Financial Statements, including unallocated corporate activity and eliminations, which generally were previously reported within the APEI Segment, are also included in “Corporate and Other”. Prior periods have been updated to conform to the revised presentation.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

A summary of financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2020	2021	2022
Revenue
APUS Segment	$285,938	$283,700	$285,128
RU Segment	—	89,483	253,257
HCN Segment	36,091	45,803	47,078
Corporate and Other	(244)	(183)	20,865
Total revenue	$321,785	$418,803	$606,328
Depreciation and amortization
APUS Segment	$12,323	$9,064	$6,373
RU Segment	—	7,989	24,206
HCN Segment	620	738	958
Corporate and Other	41	41	590
Total depreciation and amortization	$12,984	$17,832	$32,127
Income (loss) from operations before interest and income taxes
APUS Segment	$43,438	$51,050	$58,452
RU Segment	—	1,630	(166,557)
HCN Segment	722	1,829	(4,011)
Corporate and Other	(19,403)	(24,138)	(25,232)
Total income (loss) from operations before interest and income taxes	$24,757	$30,371	$(137,348)
Interest income (expense)
APUS Segment	$303	$210	$219
RU Segment	—	132	79
HCN Segment	17	9	23
Corporate and Other	772	(4,628)	(18,049)
Total interest income (expense)	$1,092	$(4,277)	$(17,728)
Income tax expense (benefit)
APUS Segment	$11,127	$14,023	$16,465
RU Segment	—	509	(41,651)
HCN Segment	193	522	(1,026)
Corporate and Other	(4,300)	(7,543)	(10,064)
Total income tax expense (benefit)	$7,020	$7,511	$(36,276)
Capital expenditures
APUS Segment	$4,724	$3,902	$3,817
RU Segment	—	5,987	9,263
HCN Segment	202	1,939	3,134
Corporate and Other	—	—	175
Total capital Expenditures	$4,926	$11,828	$16,389

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
	2021	2022
Assets
APUS Segment	$126,926	$113,551
RU Segment	429,299	300,625
HCN Segment	51,936	59,820
Corporate and Other	117,447	141,060
Total assets	$725,608	$615,056

Note 15. Subsequent Events
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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2021
Revenue	$88,541	$78,014	$98,248	$154,000
Income (loss) from operations before income taxes	10,751	1,999	(43)	13,387
Net income (loss) available to common stockholders	8,107	531	(267)	9,381
Net income (loss) per common share:
Basic	$0.50	$0.03	$(0.01)	$0.50
Diluted	$0.49	$0.03	$(0.01)	$0.50
2022
Revenue	$154,747	$149,608	$149,535	$152,438
Income (loss) from operations before income taxes	6,378	(145,355)	(4,620)	(7,651)
Net income (loss) available to common stockholders	5,333	(110,029)	(3,762)	(6,583)
Net income (loss) per common share:
Basic	$0.28	$(5.83)	$(0.20)	$(0.35)
Diluted	$0.28	$(5.82)	$(0.20)	$(0.35)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2022 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on its assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Deloitte & Touche LLP, which audited and reported on our Consolidated Financial Statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its report that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Public Education, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 14, 2023, expressed an unqualified opinion on those financial statements.
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
March 14, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers
Pursuant to General Instruction G(3) of Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report under the caption “Information About our Executive Officers”.
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

Additional Information
The additional information regarding directors, executive officers, and corporate governance required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders, or our Proxy Statement, which will be filed with the Securities and Exchange Commission, or the SEC, no later than 120 days following December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2022.

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

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

2.1	Membership Interest Purchase Agreement dated October 28, 2020, by and among American Public Education Inc., FAH Education, LLC, Rasmussen, LLC, and Rasmussen College, LLC (5)
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fifth Amended and Restated Bylaws of the Company (15)
3.3	Certificate of Designation of Series A Senior Preferred Stock (16)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
4.2	Description of Securities (filed herewith)
10.1+	American Public Education, Inc. 2017 Omnibus Incentive Plan (7)
10.2+	Amendment Number One to the American Public Education, Inc. 2017 Omnibus Incentive Plan (9)
10.3+	Amendment Number Two to the American Public Education, Inc. 2017 Omnibus Incentive Plan (14)
10.4+	American Public Education, Inc. Executive Severance Plan (7)
10.5+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.6+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (4)
10.7+	Amendment Number Two to the American Public Education, Inc. Employee Stock Purchase Plan (9)
10.8+	APUS Non-Qualified Plan (6)
10.9+	Form of Indemnification Agreement with directors and executive officers (2)
10.10+	Executive Employment Agreement, dated August 21, 2019, by and between American Public Education, Inc. and Angela Selden (8)
10.11+	Amendment to Executive Employment Agreement, dated September 23, 2020, by and between American Public Education, Inc. and Angela Selden (10)
10.12+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (3)
10.13+	Employment Agreement dated May 3, 2018, by and among American Public Education, Inc., American Public University System, Inc. and Patrik Dyberg (17)
10.14*	D2L Master Terms and Conditions Agreement, dated as of October 31, 2019 by and between American Public University System, Inc. and D2L Ltd (11)
10.15
Credit Agreement, dated September 1, 2021, by and among American Public Education, Inc., the Lenders and Issuing Banks from time to time party thereto, Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc., and Truist Securities, Inc. (12)

10.16
Collateral Agreement, dated September 1, 2021, by and among American Public Education, Inc., Macquarie Capital Funding LLC, as administrative agent and collateral agent and the Guarantors from time to time party thereto. (12)

10.17*	Third Amended and Restated Information Technology Services Agreement, dated October 1, 2016, by and between Rasmussen College Inc. and Collegis, LLC (13)
10.18*
Statement of Work #4, dated March 15, 2019, by and between Collegis, LLC, and Rasmussen College, LLC, subject to the terms of the Third Amended and Restated Information Technology Services Agreement, dated October 1, 2016. (13)

10.19*
Series A Senior Preferred Stock Purchase Agreement, dated December 28, 2022, by and between American Public Education, Inc. and Redwood Master Fund, Ltd., Redwood Drawdown Master Fund III, L.P., MSD SIF Holdings II, L.P. and MSD Special Investments Fund II, L.P. (16)

21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.
(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on October 29, 2020.
(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 15, 2017.
(8)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on August 22, 2019.
(9)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 18, 2020.
(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-33810), filed with the Commission on November 9, 2020.
(11)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-33810) filed with the Commission on March 9, 2021.
(12)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on September 2, 2021.
(13)
Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (File No. 001-33810) filed with the Commission on November 8, 2021.

(14)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on May 24, 2022.
(15)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on December 23, 2022.
(16)	Incorporated by reference to exhibit filed with the registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on December 28, 2022.
(17)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-33810), filed with the Commission on August 8, 2018.

AMERICAN PUBLIC EDUCATION, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2022:
American Public University System Segment	$1,750	$1,658	$(1,697)	$1,711
Rasmussen University Segment	3,444	8,657	(7,554)	4,547
Hondros College of Nursing Segment	6,202	4,706	(3,970)	6,938
Corporate and Other[2]	—	132	—	132
Allowance for receivables	$11,396	$15,153	$(13,221)	$13,328
Year ended December 31, 2021:
American Public University System Segment	$2,196	$1,693	$(2,139)	$1,750
Rasmussen University Segment[1]	—	5,902	(2,458)	3,444
Hondros College of Nursing Segment	3,787	4,293	(1,878)	6,202
Allowance for receivables	$5,983	$11,888	$(6,475)	$11,396
Year ended December 31, 2020:
American Public University System Segment	$2,240	$1,276	$(1,320)	$2,196
Hondros College of Nursing Segment	3,934	2,526	(2,673)	3,787
Allowance for receivables	$6,174	$3,802	$(3,993)	$5,983

1Rasmussen University Segment additions include $3.5 million beginning balance as of September 1, 2021.
2Corporate and Other includes activity for GSUSA as of January 1, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	March 14, 2023	By:	/s/ Angela Selden
		Name:	Angela Selden
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Angela Selden	March 14, 2023	President, Chief Executive Officer and Director
Angela Selden		(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr., CPA	March 14, 2023	Executive Vice President and
Richard W. Sunderland, Jr., CPA		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	March 14, 2023	Chairperson of the Board of Directors
Eric C. Andersen

*	March 14, 2023	Director
Granetta B. Blevins

*	March 14, 2023	Director
Anna M. Fabrega

*	March 14, 2023	Director
Jean C. Halle

*	March 14, 2023	Director
James Kenigsberg

*	March 14, 2023	Director
Dr. Barbara Kurshan

*	March 14, 2023	Director
Daniel S. Pianko

*	March 14, 2023	Director
William G. Robinson, Jr.

* Richard W. Sunderland, Jr., by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ Richard W. Sunderland, Jr.
Richard W. Sunderland, Jr.

Attorney in Fact