Form 10-Q
period 2023-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2023-05-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of May 5, 2023 was 17,718,641.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of March 31, 2023	As of December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$136,161	$129,458
Accounts receivable, net of allowance of $14,068 in 2023 and $13,328 in 2022	37,073	42,353
Prepaid expenses	17,434	11,409
Income tax receivable	5,189	2,871
Total current assets	195,857	186,091
Property and equipment, net	100,285	100,892
Operating lease assets, net	108,048	108,870
Deferred income taxes	34,667	35,355
Goodwill	112,593	112,593
Intangible assets, net	50,790	54,734
Other assets, net	16,282	16,521
Total assets	$618,522	$615,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,797	$3,808
Accrued compensation and benefits	16,363	15,010
Accrued liabilities	13,783	13,784
Deferred revenue and student deposits	28,866	23,760
Lease liabilities, current	13,517	14,396
Total current liabilities	79,326	70,758
Lease liabilities, long-term	102,726	101,420
Long-term debt, net	93,557	93,151
Total liabilities	275,609	265,329
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2023 and 2022, respectively. ($151,905 and $155,587 liquidation preference per share, $60,762 and $62,235 in aggregate, for 2023 and 2022, respectively) (Note 12)	39,691	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 18,978,406 issued and outstanding in 2023; 18,892,791 issued and outstanding in 2022	190	189
Additional paid-in capital	294,082	292,854
Accumulated other comprehensive income	2,627	3,102
Retained earnings	6,323	13,891
Total stockholders’ equity	342,913	349,727
Total liabilities and stockholders’ equity	$618,522	$615,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenue	$149,689	$154,747
Costs and expenses:
Instructional costs and services	73,889	71,698
Selling and promotional	39,924	39,319
General and administrative	33,489	29,589
Loss on disposals of long-lived assets	1	793
Depreciation and amortization	7,756	8,148
Total costs and expenses	155,059	149,547
(Loss) income from operations before interest and income taxes	(5,370)	5,200
Gain on acquisition (Note 3)	—	4,533
Interest expense	(1,779)	(3,355)
(Loss) income before income taxes	(7,149)	6,378
Income tax (benefit) expense	(1,414)	1,040
Equity investment loss	(5)	(5)
Net (loss) income	$(5,740)	$5,333
Preferred stock dividends	1,457	—
Net (loss) income available to common stockholders	$(7,197)	$5,333

Earnings per common share:
Basic	$(0.38)	$0.28
Diluted	$(0.38)	$0.28
Weighted average number of common shares:
Basic	18,982	18,805
Diluted	19,072	18,879

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net (loss) income	$(5,740)	$5,333
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on hedging derivatives	(28)	1,761
Tax effect	6	(437)
Unrealized gains (losses) on hedging derivatives, net of taxes	(22)	1,324

Reclassification of (gains) losses to net income	(602)	—
Tax effect	149	—
Reclassifications of (gains) losses to net income, net of taxes	(453)	—
Total other comprehensive (loss) income	(475)	1,324

Comprehensive (loss) income	$(6,215)	$6,657

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	18,709,171	$187	$286,385	$108	$128,932	$415,612
Issuance of common stock under employee benefit plans	—	—	218,512	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(71,331)	(1)	(1,443)	—	—	(1,444)
Stock-based compensation	—	—	—	—	2,356	—	—	2,356
Other comprehensive gain	—	—	—	—	—	1,324	—	1,324
Net income	—	—	—	—	—	—	5,333	5,333
Balance as of March 31, 2022	—	$—	18,856,352	$189	$287,295	$1,432	$134,265	$423,181

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	400	$39,691	18,892,791	$189	$292,854	$3,102	$13,891	$349,727
Preferred Stock dividends	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of common stock under employee benefit plans	—	—	245,638	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(85,023)	(1)	(994)	—	—	(995)
Stock-based compensation	—	—	—	—	2,224	—	—	2,224
Repurchased and retired shares of common stock	—	—	(75,000)	(1)	1	—	(371)	(371)
Other comprehensive loss	—	—	—	—	—	(475)	—	(475)
Net loss	—	—	—	—	—	—	(5,740)	(5,740)
Balance as of March 31, 2023	400	$39,691	18,978,406	$190	$294,082	$2,627	$6,323	$342,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Operating activities
Net (loss) income	$(5,740)	$5,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,756	8,148
Amortization of debt issuance costs	431	654
Stock-based compensation	2,224	2,356
Equity investment loss	5	5
Deferred income taxes	688	901
Loss on disposals of long-lived assets	1	793
Gain on acquisition	—	(4,533)
Other	—	5
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	5,280	6,644
Prepaid expenses	(6,025)	(3,623)
Income tax receivable/payable	(2,318)	537
Operating leases, net	1,277	1,218
Other assets	(268)	241
Accounts payable	2,989	(2,492)
Accrued compensation and benefits	1,353	2,401
Accrued liabilities	(1)	2,492
Deferred revenue and student deposits	5,106	4,175
Net cash provided by operating activities	12,758	25,255
Investing activities
Cash received from acquisition, net of cash paid	—	1,932
Capital expenditures	(3,206)	(2,965)
Proceeds from the sale of real property	—	754
Net cash used in investing activities	(3,206)	(279)
Financing activities
Cash paid for repurchase of common stock	(1,366)	(1,444)
Preferred stock dividends paid	(1,455)	—
Cash paid for principal on borrowings and finance leases	(28)	(2,216)
Net cash used in financing activities	(2,849)	(3,660)
Net increase in cash, cash equivalents, and restricted cash	6,703	21,316
Cash, cash equivalents, and restricted cash at beginning of period	129,458	149,627
Cash, cash equivalents, and restricted cash at end of period	$136,161	$170,943

Supplemental disclosure of cash flow information
Interest paid	$2,511	$2,700
Income taxes paid	$62	$41

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements
Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to herein as the “Company,” is a provider of online and campus-based postsecondary education, and career learning through Graduate School USA, to students through the following subsidiary institutions:

•American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC.

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to students at its 22 campuses in six states and online. RU is institutionally accredited by the HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides postsecondary nursing education to students enrolled at its eight campuses in three states. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES.

•American Public Training LLC, which is referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. GSUSA is accredited by the Accrediting Council for Continuing Education and Training, or ACCET.

The Company’s subsidiary institutions are licensed or otherwise authorized by state authorities to offer education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”. These adjustments include unallocated corporate activity and eliminations, and the operational activities of GSUSA. GSUSA operates as a stand-alone subsidiary of APEI, but does not meet the quantitative thresholds to qualify as a reportable segment, and does not have other requisite characteristics as a reportable segment. Therefore, GSUSA’s results are combined and presented within “Corporate and Other”.

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

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. This Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the Annual Report.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.2 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.7 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, excluding the restricted certificates of deposit, was $2.2 million and $2.0 million, respectively. Total restricted cash as of March 31, 2023 and December 31, 2022 was $27.2 million and $26.9 million, respectively.

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

Finite-lived intangible assets acquired in business combinations are recorded at fair value on their acquisition date and are amortized on a straight-line basis over the estimated useful life of the asset.

The Company reviews its indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets.

For additional details regarding goodwill and indefinite-lived intangible assets, please refer to “Note 6. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

Stock-based Compensation

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

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Instructional costs and services	$279	$459
Selling and promotional	229	296
General and administrative	1,716	1,601
Total stock-based compensation expense	$2,224	$2,356

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2023 and 2022, the Management Development and Compensation Committee of the Board approved an annual incentive arrangement for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant, and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s current year annual incentive-based compensation plans of approximately $2.0 million during the three months ended March 31, 2023, compared to an aggregate expense of approximately $1.8 million during the three months ended March 31, 2022.

Income Taxes

The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. All ASUs issued subsequent to the filing of the Annual Report on March 14, 2023 were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Acquisition Activity

Acquisition of Graduate School USA

On January 1, 2022, or the GSUSA Closing Date, the Company completed the GSUSA Acquisition pursuant to an Asset Purchase Agreement dated August 10, 2021 by and between American Public Training LLC, and Graduate School USA, or the Seller, for an aggregate purchase price of $1.0 million, subject to working capital adjustments. At closing, the Company received approximately $1.9 million from the Seller, which represents the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million, which is the purchase price less $0.5 million retained by the Company to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing, and additional adjustments to the estimated net working capital at closing.

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

The preliminary opening balance sheet was subject to adjustment based on a final assessment of the fair value of certain acquired assets and liabilities assumed. The Company had up to one year from the GSUSA Closing Date, or the measurement period, to complete the allocation of the purchase price. The Company completed its assessment of the fair values of certain acquired assets and liabilities assumed during the measurement period, and, as a result, during the second quarter of 2022, the Company recorded a $0.7 million decrease in the gain on acquisition for a net gain of $3.8 million in connection with the GSUSA Acquisition based on the final working capital adjustment.

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

The gain on acquisition represents the excess of the fair value of net assets acquired over consideration paid. The consideration paid represents a substantial discount to the book value of GSUSA’s net assets at the GSUSA Closing Date, primarily due to the fair value adjustments related to the trade name, fixed assets, and right-of-use, or ROU, lease assets and liabilities compared to book value. The gain on acquisition was primarily the result of prior financial results, a lack of access to capital by the Seller, and the agreed upon purchase price that reflected the fact that GSUSA may need additional capital to fund operating losses.

The fair values of the customer contracts and relationships and trade name intangible assets were determined using the income-based approach. The fair values of the curricula and accreditation and licensing identified intangible assets were determined using the cost approach. The table below presents a summary of intangible assets acquired and the useful lives of these assets (in thousands):

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

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended March 31, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$73,422	$48,196	$10,981	$5,104	$137,703
Graduation fees	369	—	—	—	369
Textbook and other course materials	—	8,707	1,994	—	10,701
Other fees	187	564	165	—	916
Total Revenue	$73,978	$57,467	$13,140	$5,104	$149,689

	Three Months Ended March 31, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$72,585	$55,917	$9,733	$3,017	$141,252
Graduation fees	335	—	—	—	335
Textbook and other course materials	—	10,294	1,663	—	11,957
Other fees	170	888	145	—	1,203
Total Revenue	$73,090	$67,099	$11,541	$3,017	$154,747

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of March 31, 2023 and December 31, 2022.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at March 31, 2023 was $28.9 million and included $17.1 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $11.8 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2022 was $23.8 million and included $13.0 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.8 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

Note 5. Leases

The Company’s principal leasing activities include leases for facilities, which are classified as operating leases, and, as a result of the GSUSA Acquisition, leases for copiers and printers, classified as finance leases.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Maryland and, beginning in January 2023, in Florida, under operating leases that expire in May 2024 and January 2026, respectively. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 22 campuses located in six states under operating leases that expire through October 2033. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases eight campuses located in three states under operating leases that expire through June 2032. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii, under operating leases that expire through September 2036.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three months ended March 31, 2023 and 2022 was $5.3 million and $5.0 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three month periods ended March 31, 2023 and 2022 was $4.9 million and $4.8 million, respectively, and is included in operating cash flows.

Finance Leases

In connection with the GSUSA Acquisition, the Company acquired leases for copiers and printers that are classified as finance leases and expire on December 31, 2024. The Company pledged the assets financed to secure the outstanding leases. As of March 31, 2023, the total finance lease liability was $0.2 million, with an average interest rate of 3.75%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $0.03 million for both the three months ended March 31, 2023 and 2022, respectively, and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of March 31, 2023 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2023 (remaining)	$13,292	$86
2024	17,851	113
2025	16,323	—
2026	15,782	—
2027	15,183	—
2028	13,990	—
2029 and beyond	52,480	—
Total future minimum lease payments	$144,901	$199
Less: imputed interest	(28,850)	(7)
Present value of operating lease liabilities	$116,051	$192
Less: lease liabilities, current	(13,409)	(108)
Lease liabilities, long-term	$102,642	$84

Balance Sheet Classification (Unaudited)
Current
Operating lease liabilities, current	$13,409
Finance lease liabilities, current	108
Long-term
Operating lease liabilities, long-term	102,642
Finance lease liabilities, long-term	84
Total lease liabilities	$116,243

Other Information (Unaudited)
Weighted average remaining lease term (in years)
Operating leases	8.86
Finance leases	1.75
Weighted average discount rate
Operating leases	4.4%
Finance leases	3.8%

Note 6. Goodwill and Intangible Assets

    In connection with its acquisitions, the Company has applied FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company recorded $217.4 million and $38.6 million of goodwill in connection with the RU and HCN acquisitions, respectively, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company later recorded non-cash impairment charges reducing the carrying value of RU and HCN goodwill to $86.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA.

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

At March 31, 2023 the Company performed a qualitative analysis for our RU and HCN Segments’ goodwill and indefinite-lived intangible assets. As part of the analysis, the Company considered all the events and circumstances listed in FASB ASC 350, Intangibles-Goodwill and Other, in addition to other entity-specific factors. Factors considered include: RU and HCN’s financial and enrollment performance against internal targets; economic factors; RU key leadership changes including the appointment of a new President and appointees to other significant leadership roles; and the continued favorable growth outlook for nursing education. In addition, the Company considered the 2022 annual quantitative analysis performed and concluded that the events in the first quarter of 2023 did not have a significant impact on the fair value of our RU Segment. After completing the qualitative review of goodwill for the RU and HCN Segments for the three months ended March 31, 2023, the Company concluded it was more likely than not that the fair value of the RU and HCN Segments were more than the carrying value and therefore it was not necessary to perform a quantitative impairment test. The Company determined that there was no impairment of RU or HCN Segment goodwill and indefinite-lived intangible assets during the three months ended March 31, 2023 and 2022.

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

The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2023 (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2022	$—	$86,030	$26,563	$112,593
Goodwill acquired	—	—	—	—
Impairment	—	—	—	—
Adjustments	—	—	—	—
Goodwill as of March 31, 2023	$—	$86,030	$26,563	$112,593

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which include trade name, accreditation, licensing, and Title IV, and affiliate agreements. The Company later recorded non-cash impairment charges reducing the carrying value of RU identified intangible assets with an indefinite useful life to $35.5 million. There were no indefinite useful life intangible assets identified as a result of the GSUSA Acquisition. There are no indefinite-lived intangible assets in our APUS Segment.

The Company recorded $35.5 million, $4.4 million and $1.0 million, of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. There are no definite-lived intangible assets in our APUS Segment. During the three months ended March 31, 2023 and 2022, the Company recorded amortization expense related to definite lived intangibles assets of $3.9 million and $4.0 million, respectively.

The following table represents the balance of the Company’s intangible assets as of March 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	$15,833	$—	$4,167
Curricula	14,563	7,860	—	6,703
Student and customer contracts and relationships	4,614	4,242	—	372
Lead conversions	1,500	1,187	—	313
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	14	—	14
Total finite-lived intangible assets	$40,826	$29,257	$—	$11,569
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	15,500	10,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	15,500	39,221
Total intangible assets	$95,547	$29,257	$15,500	$50,790

The following table represents the balance of the Company’s intangible assets as of December 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$13,333	$—	$6,667
Curricula	14,563	6,680	—	7,883
Student contracts and relationships	4,614	4,168	—	446
Lead conversions	1,500	1,000	—	500
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	11	—	17
Total finite-lived intangible assets	$40,826	$25,313	$—	$15,513
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	15,500	10,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	15,500	39,221
Total intangible assets	$95,547	$25,313	$15,500	$54,734

For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in the Annual Report.

Note 7. Earnings Per Common Share

Earnings per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net (loss) income available to common stockholders is net (loss) income adjusted for preferred stock dividends declared. Diluted earnings per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards. The table below reflects the calculation of earnings per common share and the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share (in thousands, expect per share amounts).

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Earnings per common share
Net (loss) income	$(5,740)	$5,333
Preferred Stock Dividend	1,457	—
Net (loss) income available to common shareholders	$(7,197)	$5,333
Basic weighted average shares outstanding	18,982	18,805
(Loss) earnings per common share	$(0.38)	$0.28

Diluted earnings per common share
Net (loss) income available to common shareholders	$(7,197)	$5,333
Basic weighted average shares outstanding	18,982	18,805
Effect of dilutive restricted stock and options	90	74
Diluted weighted average shares outstanding	19,072	18,879
Diluted (loss) earnings per common share	$(0.38)	$0.28

The table below reflects a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per share because the effect would have been antidilutive (in thousands).

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Antidilutive securities:
Stock options	136	103
Restricted shares	666	173
Total antidilutive securities	802	276

Note 8. Long-Term Debt

In connection with the Rasmussen Acquisition, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, which together with the Term Loan is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on the Closing Date and is presented net of deferred financing fees on the Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of March 31, 2023 and December 31, 2022, the remaining unamortized deferred financing fees were $5.5 million and $5.9 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2023 and December 31, 2022.

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to LIBOR (subject to a 0.75% floor) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of March 31, 2023, the Facilities borrowing rate was 10.13%, excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

In December 2022, APEI made prepayments totaling $65.0 million on the Term Loan. With this prepayment, APEI is not required to make quarterly principal payments on the Term Loan until payment of the outstanding principal amount at maturity in September 2027.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0. As of March 31, 2023, APEI was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred stock, please refer to “Note 12. Preferred Stock” in these Consolidated Financial Statements.

Long-term debt consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Credit agreement	$99,063	$99,063
Deferred financing fees	(5,506)	(5,912)
Total debt	93,557	93,151

Less: Current portion	—	—
Long-Term Debt	$93,557	$93,151

Scheduled maturities of long-term debt at March 31, 2023 are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	99,063
Total	99,063

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

As of March 31, 2023 and December 31, 2022, the fair value of the interest rate cap totaled $3.9 million and $4.5 million, respectively, and was recorded in Other assets on the Consolidated Balance Sheets. The unrealized loss of $22,000, net of taxes, is included in accumulated other comprehensive income. During the three months ended March 31, 2023, the Company reclassified approximately $0.6 million from other comprehensive income to interest expense. The Company estimates that approximately $2.6 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

Note 9. Segment Information

The Company has three reportable segments: the APUS Segment, the RU Segment, and the HCN Segment. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment, and does not have other requisite characteristics as a reportable segment, therefore, its operational activities are presented below within “Corporate and Other”. Adjustments to reconcile segment results to the Consolidated Financial Statements, including unallocated corporate activity and eliminations, are also included in “Corporate and Other”.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenue:
APUS Segment	$73,978	$73,090
RU Segment	57,467	67,099
HCN Segment	13,140	11,541
Corporate and Other	5,104	3,017
Total Revenue	$149,689	$154,747
Depreciation and amortization:
APUS Segment	$1,400	$1,701
RU Segment	5,927	6,079
HCN Segment	290	222
Corporate and Other	139	146
Total Depreciation and amortization	$7,756	$8,148
Income (loss) from operations before interest and income taxes:
APUS Segment	$17,074	$13,182
RU Segment	(12,864)	891
HCN Segment	(1,303)	(995)
Corporate and Other	(8,277)	(7,878)
Total (loss) income from operations before interest and income taxes	$(5,370)	$5,200
Interest income (expense):
APUS Segment	$160	$39
RU Segment	1	3
HCN Segment	19	2
Corporate and Other	(1,959)	(3,399)
Total Interest expense	$(1,779)	$(3,355)
Income tax expense (benefit):
APUS Segment	$5,513	$4,674
RU Segment	(3,954)	306
HCN Segment	(345)	(316)
Corporate and Other	(2,628)	(3,624)
Total Income tax (benefit) expense	$(1,414)	$1,040
Capital expenditures:
APUS Segment	$300	$441
RU Segment	2,006	1,924
HCN Segment	827	500
Corporate and Other	73	100
Total Capital Expenditures	$3,206	$2,965

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Assets:
APUS Segment	$125,170	$113,551
RU Segment	297,980	300,625
HCN Segment	64,109	59,820
Corporate and Other	131,263	141,060
Total Assets	$618,522	$615,056

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

Note 11. Concentration

    The Company’s students utilize various payment sources and programs to finance their education expenses, including funds from: the U.S. Department of Defense, or DoD, tuition assistance programs, or TA; education benefit programs administered by the U.S. Department of Veterans Affairs, or VA; federal student aid from Title IV programs; and cash and other sources.

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
DoD tuition assistance programs	49%	48%
VA education benefits	21%	21%
Title IV programs	16%	18%
Cash and other sources	14%	13%
A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
Title IV programs	74%	74%
Cash and other sources	24%	24%
VA education benefits	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
Title IV programs	79%	79%
Cash and other sources	20%	19%
VA education benefits	1%	2%

Note 12. Preferred Stock

On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.

The Series A Senior Preferred Stock has cumulative dividends that accrue daily at the initial annual rate, which is equal to the Secured Overnight Financing Rate, or SOFR (selected by the Company for each divided period), plus 10.00%, or an initial rate of 14.55% for the first dividend period, a quarterly dividend period. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of March 31, 2023, the dividend rate was 14.88% based on a three-month dividend period. Dividend periods will be monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates using a three-month period. Dividends will be paid, after declaration by the Company’s Board of Directors, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the three-month period ended March 31, 2023, $1.5 million of dividends were declared and paid on preferred stock.

The Series A Senior Preferred Stock has no stated maturity, is not convertible, is not subject to any mandatory redemption, sinking fund or other similar provisions, and will remain outstanding unless redeemed at the Company’s option. The Company has the right to redeem the preferred stock pro rata in whole or in part at the price per share equal to the liquidation preference, or the Liquidation Preference, plus any applicable early premium amount noted in the Certificate of Designation and Purchase Agreement.

The Liquidation Preference of $60.8 million and $62.2 million as of March 31, 2023 and December 31, 2022. respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation, as of March 31, 2023 and December 31, 2022, respectively. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of March 31, 2023, and December 31, 2022, the make-whole payment included in the Liquidation Preference was $17.8 million and $19.3 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025 at which time it will be eliminated. Events of default include an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or Quarterly Report, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or “APEI,” and its subsidiary institutions collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis is unaudited. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our Annual Report.

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
•our ability to undertake initiatives to improve the learning experience and attract students who are likely to persist, and improve student outcomes;
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
•our use of our share repurchase program; and
•our financial performance generally.

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
•our inability to effectively market our programs or expand into new markets;
•the loss of our ability to receive funds under TA programs or the reduction, elimination, or suspension of TA, or continued disruption due to systems used to request TA;
•our inability to maintain enrollments from military students;

•adverse effects of changes our institutions make to improve the student experience and enhance their ability to identify and enroll students who are likely to succeed;
•our failure to successfully adjust to future market demands;
•our failure to comply with regulatory and accrediting agency requirements or to maintain institutional accreditation , and risks related to any actions we may take to prevent or correct such failure;
•adverse impacts of recent Department of Education, or ED, negotiated rulemakings;
•our failure to meet applicable NCLEX pass rates and other NCLEX standards, and the consequences thereof;
•our failure to comply with the “90/10 Rule,”
•our loss of eligibility to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs, or ability to process Title IV financial aid;
•economic and market conditions in the United States and abroad and changes in interest rates;
•risks related to business combinations and acquisitions, including integration challenges, business disruption, dilution of stockholder value, and diversion of management attention;
•risks related to our substantial indebtedness and our Series A Preferred Stock; and
•our dependence on and need to continue to invest in our technology infrastructure.

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Quarterly Report, including in the “Risk Factors” section, in the “Risk Factors” section of our Annual Report, and in our various filings with the Securities and Exchange Commission, or the SEC. It is important that you read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If any of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You should also read the more detailed description of our business in our Annual Report when considering forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements herein, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, except as required by law.

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 106,600 students through American Public University System, or APUS, RU, and Hondros College of Nursing, or HCN, and career learning through GSUSA. These subsidiary institutions are purpose built to offer programs designed to prepare individuals to be of service to their communities, as well as help students progress in their current professions or prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN, are certified by ED to participate in Title IV programs.

Acquisitions

On January 1, 2022, or the GSUSA Closing Date, our wholly owned subsidiary, American Public Training, LLC, completed our acquisition of substantially all the assets of GSUSA, or the Seller, for $1.0 million, subject to working capital adjustments. At closing, we received approximately $1.9 million from the Seller, which represents the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million, which is the purchase price less $0.5 million we retained to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing and additional adjustments to the estimated net working capital at closing.

For more information on the GSUSA Acquisition, please refer to, “Note 3. Acquisition Activity” included in the Notes to the Consolidated Financial Statements in our Annual Report and in this Quarterly Report.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 89,600 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public

University, or APU. As of March 31, 2023, approximately 66% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to over 14,300 students at its 22 campuses in six states and online. As of March 31, 2023, approximately 6,800 students are pursuing nursing degrees at RU, approximately 90% of whom are enrolled in RU’s pre-licensure degree programs.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,700 students at eight campuses in three states. All of HCN’s students are enrolled in its pre-licensure degree programs.

•American Public Training LLC, referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce, through a catalog of over 300 courses specializing in foundational and continuing professional development, as well as leadership training to advance the performance of government agencies through the competency and career advancement of their employees. GSUSA operational activities are presented within “Corporate and Other”.

Tuition Increases

In April 2023, APUS implemented tuition and fee increases for its non-military and veteran students. With these tuition and fee increases, we believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented tuition increases, which took effect on January 3, 2023, for select programs to help offset the increased costs of delivering a quality education, and HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs to offset the increased costs of delivering a quality, competitive education.

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

Regulatory and Legislative Activity

The Accreditation Commission for Education in Nursing, or ACEN, accredits certain RU PN and ADN programs at certain RU locations. In September 2021, ACEN granted RU’s ADN program in Bloomington, Minnesota continued accreditation with conditions. The ADN program had two years from the date the conditions were imposed to demonstrate compliance with all applicable accreditation criteria. If compliance is not achieved by the end of the monitoring period, ACEN may determine to deny continuing accreditation absent good cause. ACEN had a site visit at the Bloomington, Minnesota ADN program in April 2023. We believe that ACEN’s site visit team is planning to recommend withdrawal of accreditation following its April 2023 site visit. RU will have an opportunity to respond to that recommendation before the ACEN board makes a decision, and we believe that we have a strong rationale for why accreditation should not be withdrawn for this program. As explained more fully in “Risk Factors”, if ACEN denies continuing accreditation, RU has the ability to immediately reapply for accreditation with ACEN or with another national nursing accreditor, the first step of which would be candidacy. If RU is unable to obtain accreditation or candidacy status with ACEN or another national nursing accrediting body, RU would likely have to close the Bloomington, Minnesota ADN program, which would have a material adverse impact on RU’s enrollments and RU’s and our results of operations.

Third-party servicers that institutions engage for the administration of participation in Title IV programs must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to ED for any violation by the servicer of any Title IV provision. In February 2023, as more fully described in ‘Regulatory Environment’ in Part I, Item 1 of our Annual Report, ED issued guidance that would have significantly expanded the types of activities and functions that constitute third-party servicer activities for Title IV purposes and that stated ED’s position that an institution may not contract with third-party servicers with specified foreign ties. However, in April 2023, ED effectively rescinded this guidance and indicated that it intended to reissue the guidance in revised form, with an effective date of at least six months after publication, and to remove provisions pertaining to foreign ownership of third-party servicers.

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other”. These adjustments include unallocated corporate activity and eliminations, and the operational activities of GSUSA.

Summary of Results

Consolidated revenue for the three months ended March 31, 2023 decreased to $149.7 million from $154.7 million, or by 3.3%, compared to the prior year period. Our operating margins decreased to negative 3.7% for the three months ended March 31, 2023 from 3.4% in the prior year period. Our net loss for the three months ended March 31, 2023 was $5.7 million compared to net income of $5.3 million in the prior year period, a decrease of $11.1 million.
For the three months ended March 31, 2023, APUS net course registrations increased 2,300, or by 2.4%, to 96,300, as compared to the prior year period. APUS Segment revenue increased to $74.0 million from $73.1 million, or by 1.2%, compared to the prior year period. APUS operating margins increased to 23.1% from 18.0% in the prior year period.

RU total enrollment, for the three months ended March 31, 2023, decreased to approximately 14,300, or by 11.7%, compared to the prior year period. RU Segment revenue decreased to $57.5 million from $67.1 million, or by 14.4%, compared to the prior year period. RU Segment operating margins decreased to negative 22.4% from 1.3% in the prior year period.

For the three months ended March 31, 2023, HCN total enrollment increased to approximately 2,700, or by 10.1%, compared to the prior year period. New student enrollment at HCN for the three months ended March 31, 2023 increased approximately 200 students to 730, or by 36.0%, as compared to the prior year period, which contributed to the increase in total enrollment. HCN Segment operating margins decreased to negative 9.9% from negative 8.6% in the prior year period.

Critical Accounting Policies and Use of Estimates

Goodwill and indefinite-lived intangible assets. Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. In connection with our acquisitions of RU and HCN, we recorded $217.4 million and $38.6 million of goodwill, respectively, in our RU and HCN Segments. There was no goodwill recorded in connection with the acquisition of GSUSA reported in Corporate and Other, and there is no goodwill in our APUS Segment.

In addition to goodwill, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, in our RU and HCN Segments which includes trade name, accreditation, licensing, Title IV, and affiliate agreements. There were no indefinite useful life intangible assets identified as a result of the acquisition of GSUSA reported in Corporate and Other. There are no indefinite-lived intangible assets in our APUS Segment.

We recorded, at each respective subsidiary, $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN, and GSUSA, respectively, reported in our RU and HCN Segments, and in Corporate and Other. There are no definite-lived intangible assets in our APUS Segment.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events and circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The process of evaluating goodwill and indefinite-lived intangible assets for impairment is subjective and requires significant judgment and estimates. When performing an optional qualitative analysis, we consider many factors, including general economic conditions, industry and market conditions, certain cost factors, financial performance and key business drivers (for example, student enrollment), long-term operating plans, and potential changes to significant assumptions and estimates used in the most recent fair value analysis. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions and estimates. Actual results may differ and have a material impact or our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates.

The results of the annual assessment completed as of October 31, 2022 concluded that the fair value of goodwill for RU and HCN exceeded their carrying values by approximately $10.0 million, or by 5%, and $4.9 million, or by 13%, respectively. Significant assumptions in the forecast used in the discounted cash flow valuation model for the October 31, 2022 valuation, include the recovery in our RU Segment enrollment in year three to historical norms and two future campus openings in our HCN Segment. These assumptions could be negatively affected by any of, but not limited to, changes in our regulatory environment, declines in student enrollment, adverse actions by state boards of nursing including enrollment caps, and increases in our expenses not in our budgeted plan. We applied a hypothetical ten percent decrease to the fair values of our RU and HCN Segment, which at December 31, 2022 would have triggered additional impairment testing and analysis for our RU Segment. Applying the hypothetical decrease to the fair value of our HCN Segment did not result in an additional impairment.

At March 31, 2023, we performed a qualitative analysis for our RU and HCN Segments’ goodwill and indefinite-lived intangible assets. As part of our analysis we considered all the events and circumstances listed in Financial Accounting Standards Board Accounting Standards Codification 350, Intangibles-Goodwill and Other, in addition to other entity-specific factors. Factors of consideration included: RU’s and HCN’s financial and enrollment performance against internal targets for the first quarter of 2023; the fact that the overall long-term outlook remains similar to that used in the annual assessment; economic factors; key leadership changes including the appointment of a new President and appointees to other significant leadership roles; and the continued favorable growth outlook for nursing education. In addition, we considered the 2022 quantitative analysis performed and concluded that the events in the first quarter of 2023 did not have a significant impact on the fair value of our RU Segment. After completing the qualitative review of goodwill and indefinite-lived intangible assets for our RU and HCN Segments for the three months ended March 31, 2023, we concluded it was more likely than not that the fair value of the RU and HCN Segments was more than the carrying value and therefore it was not necessary to perform a quantitative goodwill impairment test.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended March 31, 2023 were 96,300 compared to 94,000 for the three months ended March 31, 2022, an increase of 2,300, or 2.4%. The increase in net course registrations at APUS in 2023 as compared to 2022 was due primarily due to increases in military registrations from students utilizing TA. APUS Segment operating margins increased to 23.1% from 18.0% in the prior year period. The increase in the operating margin was primarily due to an increase in revenue during the period and decreases in advertising costs and employee compensation costs partially offset by increases in technology costs as compared to the prior year period.

For the three months ended March 31, 2023, RU total enrollment decreased to approximately 14,300, or by 11.7% as compared to the prior year period. We believe this decline in enrollment, which reflects year-over-year declines in new and total nursing enrollment, as well as declines in campus-based non-nursing programs, was caused, in part, by the prior departure of leadership accountable for enrollment and nursing operations, caps on nursing student enrollment at certain RU campuses due to returning to on-ground nursing education, and increasing pay for nurses resulting in fewer available nursing faculty to educate students and oversee clinicals. RU Segment operating margins decreased to negative 22.4% from 1.3% in the prior year period. The decrease in the operating margin was primarily due a decrease in revenue during the period, and $2.4 million in transition services fees related to the termination of the Collegis marketing contract effective January 31, 2023.

At HCN, total enrollment for the three months ended March 31, 2023 increased to approximately 2,700, or by 10.1%, as compared to the prior year period. We believe that the increase in new and total student enrollment at HCN is due, in part, to enrollment growth in recently opened campuses including the opening of the Detroit, Michigan campus in October 2022. For the three months ended March 31, 2023, HCN Segment operating margins decreased to negative 9.9% from negative 8.6% in the prior year period. The decrease in the operating margin is primarily due to increases in nursing faculty compensation costs, other employee compensation costs, technology costs, bad debt expense, and Title IV costs partially offset by decreases in advertising costs as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.4	46.3
Selling and promotional	26.7	25.4
General and administrative	22.4	19.1
Loss on disposals of long-lived assets	—	0.5
Depreciation and amortization	5.2	5.3
Total costs and expenses	103.7	96.6

Income (loss) from operations before interest and income taxes	(3.7)	3.4
Gain on acquisition	—	2.9
Interest expense	(1.2)	(2.2)

Income (loss) from operations before income taxes	(4.9)	4.1
Income tax (benefit) expense	(0.9)	0.7
Equity investment loss	—	—
Net (loss) income	(4.0)	3.4
Preferred Stock Dividend	1.0	—
Net income available to common shareholders	(5.0)%	3.4%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue. Our consolidated revenue for the three months ended March 31, 2023 was $149.7 million, a decrease of $5.1 million, or 3.3%, compared to $154.7 million for the three months ended March 31, 2022. The decrease in revenue was primarily due to a $9.6 million, or 14.4% decrease in revenue in our RU Segment partially offset by a $2.0 million, or 63.9%, increase in GSUSA revenue included in Corporate and Other, a $1.6 million, or 13.9% increase in revenue in our HCN Segment and a $0.9 million, or 1.2% increase in revenue in our APUS Segment. The RU Segment revenue decrease was primarily due to an 11.7% decrease in total student enrollment as compared to the prior year period. The APUS Segment revenue increase was primarily due to a 2.4% increase in net course registrations as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 36.0% increase in new student enrollment included in a 10.1% increase in total student enrollment compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended March 31, 2023 were $155.1 million, an increase of $5.5 million, or 3.7%, compared to $149.5 million for the three months ended March 31, 2022. Costs and expenses for the three months ended March 31, 2023 include $2.4 million in transition services fees in our RU Segment selling and promotional expenses related to the termination of the marketing contract with Collegis, LLC, or Collegis, effective January 31, 2023. Other increases in costs and expenses for the three months ended March 31, 2023 as compared to the prior year period include increases in bad debt expense, and employee compensation and technology costs, partially offset by a decrease in advertising costs. Costs and expenses as a percentage of revenue increased to 103.7% for the three months ended March 31, 2023 from 96.6% for the three months ended March 31, 2022.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2023 were $73.9 million, an increase of $2.2 million, or 3.1%, compared to $71.7 million for the three months ended March 31, 2022. The increase in instructional costs and services expenses was primarily due to an increase in nursing faculty compensation costs, technology costs and classroom costs in our HCN Segment, increases in employee compensation and related costs, travel costs and technology costs in Corporate and Other, and an increase in technology costs in our RU Segment, partially offset by decreases in employee compensation costs in our APUS and RU Segments. Instructional costs and services expenses as a percentage of revenue increased to 49.4% for the three months ended March 31, 2023 from 46.3% for the three months ended March 31, 2022.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2023 were $39.9 million, an increase of $0.6 million, or 1.5%, compared to $39.3 million for the three months ended March 31, 2022. Selling and promotional expenses for the three months ended March 31, 2023 include $2.4 million in transition services fees in our RU Segment related to the termination of the Collegis marketing contract effective January 31, 2023. This increase was partially offset by decreases in advertising costs in our APUS and HCN Segments. Selling and promotional expenses as a percentage of revenue increased to 26.7% for the three months ended March 31, 2023 from 25.4% for the three months ended March 31, 2022.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2023 were $33.5 million, an increase of $3.9 million, or 13.2%, compared to $29.6 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to increases in technology costs in all segments and Corporate and Other, an increase in bad debt expense in our RU and HCN Segments, and increases in employee compensation costs in Corporate and Other. Consolidated bad debt expense for the three months ended March 31, 2023 was $3.9 million, or 2.6% of revenue, compared to $2.8 million, or 1.8% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 22.4% for the three months ended March 31, 2023 from 19.1% for the three months ended March 31, 2022. As we continue to evaluate strategic growth opportunities and enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses related to professional fees will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $1,000 for the three months ended March 31, 2023 compared to $0.8 million for the three months ended March 31, 2022. The prior year loss was primarily related to the sale of excess facilities located in Charles Town, West Virginia.

Depreciation and amortization expenses. Depreciation and amortization expenses were $7.8 million and $8.1 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expenses as a percentage of revenue decreased to 5.2% for the three months ended March 31, 2023 from 5.3% for the three months ended March 31, 2022.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.2 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Gain on acquisition. The $4.5 million gain on acquisition for the period ended March 31, 2022 resulted from the GSUSA Acquisition and represents the excess of the fair value of net assets acquired over consideration paid.

Interest expense. Interest expense was $1.8 million for the three months ended March 31, 2023, compared to $3.4 million for the three months ended March 31, 2022. The decrease in interest expense was primarily due to the decrease in the outstanding balance in our senior secured term loan facility. In December 2022, we made $65.0 million in prepayments to reduce our outstanding debt.

Income tax (benefit) expense. We recognized an income tax benefit of $1.4 million for the three months ended March 31, 2023, compared to income tax expense of $1.0 million for the three months ended March 31, 2022, or an effective tax rate benefit of 19.8% in 2023 compared to an effective tax rate of 16.3% in 2022. The increase in effective tax rate from the prior year period is primarily related to the non-taxable gain on acquisition in 2022, and an increase in non-deductible stock compensation expense in the three months ended March 31, 2023 as compared to prior year period.

Net (loss) income. Our net loss was $5.7 million for the three months ended March 31, 2023, compared to net income of $5.3 million for the three months ended March 31, 2022, a decrease of $11.1 million. This decrease was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends for the three months ended March 31, 2023 were $1.5 million. The Series A Senior Preferred Stock was issued in December 2022, and therefore there were no preferred stock dividends in the comparable prior year period.

Net income (loss) available to common stockholders. The net loss available to common stockholders for the three months ended March 31, 2023 was $7.2 million, compared to net income available to common stockholders of $5.3 million for the three months ended March 31, 2022, a decrease of $12.5 million. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenue:
APUS Segment	$73,978	$73,090
RU Segment	57,467	67,099
HCN Segment	13,140	11,541
Corporate and Other	5,104	3,017
Total Revenue	$149,689	$154,747
Income (loss) from operations before interest and income taxes:
APUS Segment	$17,074	$13,182
RU Segment	(12,864)	891
HCN Segment	(1,303)	(995)
Corporate and Other	(8,277)	$(7,878)
Total income (loss) from operations before interest and income taxes	(5,370)	$5,200

APUS Segment

For the three months ended March 31, 2023, the $0.9 million, or 1.2%, increase to approximately $74.0 million in revenue in our APUS Segment was primarily attributable to higher net course registrations. Net course registrations increased 2.4% to approximately 96,300 from approximately 94,000 in the prior year period, due primarily to an increase in registration by military students utilizing TA, which generate a lower revenue per registration than other funding sources. Income from operations before interest and income taxes increased to $17.1 million, or by 29.5%, during the three months ended March 31, 2023 from $13.2 million in the prior year period, an increase of $3.9 million, as a result of the increase in revenue and an overall decrease in expenses as compared to the same period in 2022.

RU Segment

For the three months ended March 31, 2023, the $9.6 million, or 14.4% decrease to approximately $57.5 million in revenue in the RU Segment was primarily due to an 11.7% decrease in total student enrollment to approximately 14,300 from approximately 16,200 in the prior year period. The RU Segment loss from operations before interest and income taxes was $12.9 million for the three months ended March 31, 2023, as compared to income of $0.9 million in the prior year period, a decrease of $13.8 million. The 2023 period includes $2.4 million of transition fees related to the termination of the Collegis marketing services contract.

HCN Segment

For the three months ended March 31, 2023, the $1.6 million, or 13.9% increase to approximately $13.1 million in revenue in our HCN Segment was primarily due to year-over-year increases in new students, which contributed to the increase of total student enrollment. New student enrollment at HCN increased 36.0% to approximately 730, and total student enrollment increased 10.1% to approximately 2,700 students as compared to the same period in 2022. The loss from operations before interest and income taxes was $1.3 million during the three months ended March 31, 2023, compared to a loss from operations before interest and income taxes of $1.0 million in the same period in 2022, a decrease of $0.3 million.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $136.2 million and $129.5 million at March 31, 2023 and December 31, 2022, respectively, representing an increase of $6.7 million, or 5.2%. The increase in cash was primarily due to payments received by APUS from the Army in the first quarter of 2023 related to courses taken in 2022, and the timing of other receipts and payments. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

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

The Higher Education Act of 1965, as amended, requires for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs, as calculated under ED’s regulations. Some payments from the Army that were expected in 2022 are being received in 2023, which, together with recent changes to the 90/10 Rule and faster enrollment growth among service members than non-military growth, has caused APUS’s 90/10 Rule percentage to increase and could make it more difficult for APUS to meet the 90/10 Rule requirements for 2023. Failure to meet the 90/10 Rule for fiscal 2023, which would require APUS to notify ED and students of this failure, would lead to placement of APUS on provisional certification status for two years with respect to its Title IV participation, could subject us to heightened regulatory scrutiny and possible adverse regulatory action, and could damage our reputation, which would have a material adverse impact on our results of operation, cash flow, and financial condition. Steps that we may take to reduce our 90/10 Rule percentage in order to comply with the 90/10 Rule may require us to make significant cash expenditures to acquire new students who do not receive educational assistance funds provided by a federal agency, which would reduce the amount of cash we have available to fund our operations. Furthermore, any future delays in receipt of funds from the Army or other service branches could have an adverse impact on our cash flow and results of operations. For more information please refer to the section entitled “Risk Factors” in our Annual Report.

During the third quarter of 2022, the Army transitioned from the initial version of ArmyIgnitED, a system for soldiers to use to request TA, to ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices from July 30, 2022 until August 29, 2022, which impacted our ability to collect on our accounts receivable and caused our accounts receivable to increase. As of March 31, 2023, approximately $19.2 million, of which $10.0 million is older than 60 days from the course start date, was due from the Army, as compared to $26.0 million due from the Army as of December 31, 2022, of which $16.5 million was older than 60 days from the course start date. In early 2023 we have experienced an improvement in Army’s processing of invoices and payments. During the three months ended March 31, 2023, APUS received approximately $20.7 million in payments from the Army. While we are taking efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable and cash flow, there can be no assurance that these efforts will be successful.

Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, including as a result of insourcing of information technology functions and marketing services from Collegis, the maintenance or relocation of existing campuses at RU and HCN and GSUSA’s classroom and administrative facility, the opening of new campuses at HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth.

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

RU has historically relied on Collegis for a variety of outsourced marketing services and information technology functions under one contract for marketing services and another for information technology functions. In April 2022, we notified Collegis that we intended to permit both contracts to expire by their terms on September 30, 2024. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Expenses for the fourth quarter of 2022 include $3.9 million in transition fees in connection with the termination of the Collegis marketing services contract as specific transition obligations were completed, and first quarter of 2023 expenses include the remaining $2.4 million in transition service fees, for total non-recurring transition service fees of $6.3 million.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum expenses for information technology services over the remaining period is approximately $13.6 million.

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

Share Repurchase Program

During the three months ended March 31, 2023, we repurchased 75,000 shares of common stock for approximately $0.4 million. On March 16, 2023, our Board of Directors confirmed the availability under our existing share repurchase program to repurchase up to approximately $8.0 million of shares of our common stock. We fully expended this $8.0 million as of April 30, 2023 and repurchased a total of 1,335,357 shares of our common stock with this amount.

Operating Activities

Net cash provided by operating activities was $12.8 million and $25.3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash from operating activities was primarily due to the net loss during the three months ended March 31, 2023, compared to net income in the prior year period, and changes in working capital due to the timing of receipts and payments. Accounts receivable at March 31, 2023, decreased approximately $5.3 million compared to December 31, 2022, primarily as a result of improvement in Army’s processing of invoices and payments to APUS. Accounts payable, accrued liabilities, and accrued compensation and benefits at March 31, 2023 were approximately $4.3 million higher than December 31, 2022, primarily due to the timing of payment processing.

Investing Activities

Net cash used in investing activities was $3.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Investing activities for the three months ended March 31, 2023 include capital expenditures of $3.2 million. For the three months ended March 31, 2022, capital expenditures were $3.0 million, partially offset by net proceeds from GSUSA Acquisition and the proceeds from the sale of real property of $1.9 million and $0.8 million, respectively.

Financing Activities

Net cash used in financing activities was $2.8 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the cash used in financing activities of $1.5 million was related to the payment of a dividend on our preferred stock, $1.4 million used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants, and purchases of our common stock under our share repurchase program. For the three months ended March 31, 2022, the cash used in financing activities was primarily due to $1.4 million used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants, and $2.2 million in principal payments on our long term debt. Due to debt prepayments made in December 2022, no further principal payments are required on our outstanding debt until 2027.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. For a summary of our contractual obligations, please refer to Item 7 of Part II of our Annual Report.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum expenses for information technology services over the remaining period is approximately $13.6 million. We plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors in the future. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Expenses for the fourth quarter of 2022 include $3.9 million in transition fees in connection with the termination of the Collegis marketing services contract as specific transition obligations were completed, and first quarter of 2023 expenses include the remaining $2.4 million in transition service fees, for total non-recurring transition service fees of $6.3 million. We completed the transition of RU marketing in-house to our centralized marketing team during the first quarter of 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2023. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in LIBOR on our variable rate indebtedness, we would incur an incremental $1.0 million in interest expense per year, excluding any offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The interest rate cap agreement provides us with interest rate protection in the event the three month LIBOR rate increases above 2% and has a January 2025 termination date. As of March 31, 2023, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2023. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

RU’s Bloomington, Minnesota ADN program has been adversely impacted by regulatory action and heightened scrutiny as a result of the failure to meet applicable regulatory and accreditor requirements, and further action by regulators and accreditors could result in additional adverse impacts or cause us to have to close the program.

RU’s Bloomington, Minnesota ADN program has been subject to adverse action and heightened scrutiny from regulators as a result of continued failure to meet applicable regulatory and accreditor requirements, and further action by such regulators, which we believe to be reasonably possible, could adversely impact our ability to continue the Bloomington, Minnesota ADN program or potentially the ADN programs at all of RU’s Minnesota campuses, which would have an adverse effect on our results of operations, cash flows, and financial condition. In September 2021, ACEN placed conditions on the Bloomington, Minnesota ADN program’s continued accreditation, requiring it to demonstrate compliance with all applicable accreditation criteria within two years. ACEN conducted a site visit at the Bloomington, Minnesota ADN program for April 2023. We believe that ACEN’s site visit team is planning to recommend withdrawal of accreditation following its April 2023 site visit based on the team’s findings that the program did not demonstrate compliance with certain accreditation criteria related to student outcomes. RU will have an opportunity to respond to that recommendation before the ACEN board makes a decision, and we believe that we have a strong rationale for why accreditation should not be withdrawn for this program. If ACEN denies continuing accreditation, RU has the ability to immediately reapply for accreditation with ACEN or with another national nursing accreditor, the first step of which would be candidacy. If RU is unable to obtain accreditation or candidacy status with ACEN or another national nursing accrediting body, RU would likely have to close the Bloomington, Minnesota ADN program. In addition, a stipulation and consent order with the MBN requires the Bloomington, Minnesota ADN program to among other things reach applicable NCLEX pass rate standards by the end of 2023 and maintain a specified student to faculty ratio in 2023, with a potential penalty up to and including withdrawal of program approval. The student to faculty ratio limit constrains our ability to enroll students based on our ability to attract and retain qualified faculty. RU has voluntarily further reduced enrollments in the Bloomington, Minnesota ADN program new cohorts starting in January 2023, but there can be no assurance that these or other efforts will improve NCLEX scores above the applicable threshold or by the required deadline, if at all, or that the program will be found to be in compliance with the order. As a result of the order, the Minnesota Office of Higher Education, or MOHE, informed RU that it expects RU to identify a clinical site for each student within 50 miles from the student’s home, disclose to potential students that RU may not be able to satisfy the MBN’s order, provide options for students unable to complete the program if the MBN were to withdraw program approval, including a refund option, and to provide MOHE with copies of any reports submitted to MBN or ACEN as they become available. The MBN order and MOHE’s related scrutiny could have an adverse impact on our reputation and ability to enroll students.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended March 31, 2023, we repurchased 75,000 shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2023	—	—	—	—	8,396,734
January 1, 2023 - January 31, 2023	—	—	—	7,618	8,396,734
February 1, 2023 - February 28, 2023	—	—	—	350,614	8,396,734
March 1, 2023 - March 31, 2023	75,000	4.96	75,000	614,120	8,024,734
Total	75,000	$4.96	75,000	614,120	$8,024,734

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

(2)On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may from time to time enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. On March 16, 2023, our Board of Directors confirmed the availability under our existing share repurchase program to repurchase up to approximately $8.0 million of shares of the Company’s common stock. The amount and timing of share repurchases are subject to a variety of factors, including liquidity, cash flow, stock price, general business and market conditions, and applicable legal requirements. The authorization does not obligate the Company to acquire any shares, and repurchases may be commenced or suspended and the program may be discontinued at any time based on market conditions and other factors that the Company deems appropriate. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

(3)During the three month period ended March 31, 2023, we were deemed to have repurchased 85,023 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Cooperation Agreement, dated March 20, 2023, by and among 325 Capital LLC, 325 Capital Master Fund LP, 325 Capital GP LLC, Daniel M. Friedberg, Anil K. Shrivastava, and Michael D. Braner. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit filed with the Company’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on March 20, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	May 9, 2023
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 9, 2023
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)