Form 10-Q
period 2023-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2023-08-08
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of August 4, 2023 was 17,774,399.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of June 30, 2023	As of December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$139,403	$129,458
Accounts receivable, net of allowance of $13,170 in 2023 and $13,328 in 2022	30,459	42,353
Prepaid expenses	15,416	11,409
Income tax receivable	3,698	2,871
Total current assets	188,976	186,091
Property and equipment, net	99,592	100,892
Operating lease assets, net	105,155	108,870
Deferred income taxes	52,688	35,355
Goodwill	59,593	112,593
Intangible assets, net	35,845	54,734
Other assets, net	16,958	16,521
Total assets	$558,807	$615,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,657	$3,808
Accrued compensation and benefits	17,717	15,010
Accrued liabilities	13,231	13,784
Deferred revenue and student deposits	28,553	23,760
Lease liabilities, current	14,032	14,396
Total current liabilities	79,190	70,758
Lease liabilities, long-term	100,796	101,420
Long-term debt, net	93,941	93,151
Total liabilities	273,927	265,329
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2023 and 2022, respectively. ($147,470 and $155,587 liquidation preference per share, $58,988 and $62,235 in aggregate, for 2023 and 2022, respectively) (Note 12)	39,691	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 17,770,389 issued and outstanding in 2023; 18,892,791 issued and outstanding in 2022	178	189
Additional paid-in capital	296,142	292,854
Accumulated other comprehensive income	2,880	3,102
(Accumulated deficit) retained earnings	(54,011)	13,891
Total stockholders’ equity	284,880	349,727
Total liabilities and stockholders’ equity	$558,807	$615,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue	$147,214	$149,608	$296,903	$304,355
Costs and expenses:
Instructional costs and services	74,998	72,089	148,887	143,787
Selling and promotional	32,966	35,846	72,890	75,165
General and administrative	32,533	29,923	66,022	59,512
Impairment of goodwill and intangible assets (Note 6)	64,000	144,900	64,000	144,900
Loss on disposals of long-lived assets	32	(9)	33	784
Depreciation and amortization	7,953	8,119	15,709	16,267
Total costs and expenses	212,482	290,868	367,541	440,415
Loss from operations before interest and income taxes	(65,268)	(141,260)	(70,638)	(136,060)
Gain on acquisition (Note 3)	—	(705)	—	3,828
Interest expense	(1,097)	(3,390)	(2,876)	(6,745)
Loss before income taxes	(66,365)	(145,355)	(73,514)	(138,977)
Income tax benefit	(15,137)	(35,332)	(16,551)	(34,292)
Equity investment loss	(4)	(6)	(9)	(11)
Net loss	$(51,232)	$(110,029)	$(56,972)	$(104,696)
Preferred stock dividends	1,487	—	2,944	—
Net loss available to common stockholders	$(52,719)	$(110,029)	$(59,916)	$(104,696)

Loss per common share:
Basic	$(2.94)	$(5.83)	$(3.25)	$(5.56)
Diluted	$(2.93)	$(5.82)	$(3.23)	$(5.54)
Weighted average number of common shares:
Basic	17,932	18,865	18,457	18,835
Diluted	17,991	18,907	18,531	18,893

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net loss	$(51,232)	$(110,029)	$(56,972)	$(104,696)
Other comprehensive (loss) income, net of tax:
Unrealized gain on hedging derivatives	1,037	822	1,009	2,439
Tax effect	(256)	(204)	(250)	(605)
Unrealized gain on hedging derivatives, net of taxes	781	618	759	1,834

Reclassification of gains to net income	(702)	—	(1,304)	—
Tax effect	174	—	323	—
Reclassifications of gains to net income, net of taxes	(528)	—	(981)	—
Total other comprehensive income (loss)	253	618	(222)	1,834

Comprehensive loss	$(50,979)	$(109,411)	$(57,194)	$(102,862)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	400	$39,691	18,892,791	$189	$292,854	$3,102	$13,891	$349,727
Preferred Stock dividends	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of common stock under employee benefit plans	—	—	245,638	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(85,023)	(1)	(994)	—	—	(995)
Stock-based compensation	—	—	—	—	2,224	—	—	2,224
Repurchased and retired shares of common stock	—	—	(75,000)	(1)	1	—	(371)	(371)
Other comprehensive loss	—	—	—	—	—	(475)	—	(475)
Net loss	—	—	—	—	—	—	(5,740)	(5,740)
Balance as of March 31, 2023	400	39,691	18,978,406	$190	$294,082	$2,627	$6,323	$342,913
Preferred Stock dividends	—	—	—	—	—	—	(1,487)	(1,487)
Issuance of common stock under employee benefit plans	—	—	53,756	1	(1)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,416)		(7)	—	—	(7)
Stock-based compensation	—	—			2,068	—		2,068
Repurchased and retired shares of common stock	—	—	(1,260,357)	(13)	—	—	(7,615)	(7,628)
Other comprehensive loss	—	—			—	253		253
Net loss	—	—			—	—	(51,232)	(51,232)
Balance as of June 30, 2023	400	$39,691	17,770,389	$178	$296,142	$2,880	$(54,011)	$284,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	18,709,171	$187	$286,385	$108	$128,932	$415,612
Issuance of common stock under employee benefit plans	—	—	218,512	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(71,331)	(1)	(1,443)	—	—	(1,444)
Stock-based compensation	—	—	—	—	2,356	—	—	2,356
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	1,324	—	1,324
Net income	—	—	—	—	—	—	5,333	5,333
Balance as of March 31, 2022	—	—	18,856,352	$189	$287,295	$1,432	$134,265	$423,181
Issuance of common stock under employee benefit plans	—	—	22,185	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(782)	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	—	2,350	—	—	2,350
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	510	—	510
Net loss	—	—	—	—	—	—	(110,029)	(110,029)
Balance as of June 30, 2022	—	—	18,877,755	$189	$289,635	$1,942	$24,236	$316,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Operating activities
Net loss	$(56,972)	$(104,696)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,709	16,267
Amortization of debt issuance costs	840	1,299
Stock-based compensation	4,292	4,706
Equity investment loss	9	11
Deferred income taxes	(17,333)	(35,091)
Loss on disposals of long-lived assets	33	784
Impairment of goodwill and intangible assets	64,000	144,900
Gain on acquisition	—	(3,828)
Other	—	9
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	11,894	13,488
Prepaid expenses	(4,007)	(2,869)
Income tax receivable/payable	(827)	538
Operating leases, net	2,784	1,433
Other assets	(718)	567
Accounts payable	1,849	(11,221)
Accrued compensation and benefits	2,707	2,513
Accrued liabilities	(554)	12,937
Deferred revenue and student deposits	4,793	3,644
Net cash provided by operating activities	28,499	45,391
Investing activities
Cash received from acquisition, net of cash paid	—	1,932
Capital expenditures	(6,553)	(7,309)
Proceeds from the sale of real property	—	765
Net cash used in investing activities	(6,553)	(4,612)
Financing activities
Cash paid for repurchase of common stock	(9,001)	(1,454)
Preferred stock dividends paid	(2,943)	—
Cash paid for principal on borrowings and finance leases	(57)	(4,433)
Net cash used in financing activities	(12,001)	(5,887)
Net increase in cash, cash equivalents, and restricted cash	9,945	34,892
Cash, cash equivalents, and restricted cash at beginning of period	129,458	149,627
Cash, cash equivalents, and restricted cash at end of period	$139,403	$184,519

Supplemental disclosure of cash flow information
Interest paid	$5,143	$5,438
Income taxes paid	$1,535	$635

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

Unaudited Interim Financial Information

The unaudited interim Consolidated Financial Statements do not include all the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. This Quarterly Report on Form 10-Q, or this Quarterly Report, should be read in conjunction with the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the Annual Report.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.2 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.7 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, excluding the restricted certificates of deposit, was $1.6 million and $2.0 million, respectively. Total restricted cash as of June 30, 2023 and December 31, 2022 was $26.6 million and $26.9 million, respectively.

Cash and cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
Cash, cash equivalents, and restricted cash	$139,403	$129,458
Less: restricted cash	(26,599)	(26,939)
Total unrestricted cash	$112,804	$102,519

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
The Company annually assesses goodwill for impairment in the fourth quarter, or more frequently if events and circumstances indicate that goodwill might be impaired. Impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

Finite-lived intangible assets acquired in business combinations are recorded at fair value on their acquisition date and are amortized on a straight-line basis over the estimated useful life of the asset.

The Company reviews its intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets.

For additional details regarding goodwill and intangible assets, please refer to “Note 6. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

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

    Stock-based compensation cost is recognized as an expense generally over a three-year vesting period using the straight-line method for employees and the graded-vesting method for members of the Company’s Board of Directors. It is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the Company’s common stock. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity for the same maturity as the estimated life of the option quoted on an investment basis in effect at the time of grant for that business day.

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

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Instructional costs and services	$258	$408	$537	$867
Selling and promotional	188	216	417	512
General and administrative	1,622	1,726	3,338	3,327
Total stock-based compensation expense	$2,068	$2,350	$4,292	$4,706

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2023 and 2022, the Management Development and Compensation Committee of the Board approved an annual incentive arrangement for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant, and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. The Company recognized an aggregate expense associated with the Company’s current year annual incentive-based compensation plans of approximately $1.8 million and $3.8 million during the three and six months ended June 30, 2023, compared to an aggregate expense of approximately $0.6 million and $2.4 million during the three and six months ended June 30, 2022.

Income Taxes

The Company has historically calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to income before income taxes for the period, adjusted for discrete items. For the three and six months ended June 30, 2023, the Company has elected to utilize the actual effective tax rate as allowed by FASB ASC 740, Accounting for Income Taxes. The Company calculated the interim tax provision for the three and six months ended June 30, 2023 as if it was the annual period and determined the income tax expense or benefit on that basis. The Company believes that the actual effective tax rate for the three and six months ended June 30, 2023 is a better estimate than the annual effective tax rate, as the annual effective tax rate method was highly sensitive to insignificant changes to estimated annual tax expense.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. All ASUs issued subsequent to the filing of the Annual Report on March 14, 2023 were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Acquisition Activity

Acquisition of Graduate School USA

On January 1, 2022, or the GSUSA Closing Date, the Company completed the acquisition of GSUSA, or the GSUSA Acquisition, pursuant to an Asset Purchase Agreement dated August 10, 2021 by and between American Public Training LLC, and Graduate School USA, or the Seller, for an aggregate purchase price of $1.0 million, subject to working capital adjustments. At closing, the Company received approximately $1.9 million from the Seller, which represented the estimated net working capital at closing net of an initial cash payment to the Seller of $0.5 million, which was the purchase price less

$0.5 million retained by the Company to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing, and additional adjustments to the estimated net working capital at closing.

The Company applied the acquisition method of accounting to the GSUSA Acquisition, whereby the assets acquired and liabilities assumed were recognized at fair value on the GSUSA Closing Date. There was no goodwill recorded as a result of the GSUSA Acquisition, but an approximate $4.5 million non-cash, non-taxable gain on the acquisition was recorded and is included as a separate line item on the Consolidated Statements of Income.

The preliminary opening balance sheet was subject to adjustment based on a final assessment of the fair value of certain acquired assets and liabilities assumed. The Company had up to one year from the GSUSA Closing Date, or the measurement period, to complete the allocation of the purchase price. The Company completed its assessment of the fair values of certain acquired assets and liabilities assumed during the measurement period, and, as a result, during the second quarter of 2022, the Company recorded a $0.7 million decrease in the gain on acquisition for a net gain of $3.8 million based on the final working capital adjustment.

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

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended June 30, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$72,923	$43,513	$12,116	$7,420	$135,972
Graduation fees	388	—	—	—	388
Textbook and other course materials	—	7,890	2,004	—	9,894
Other fees	246	568	146	—	960
Total Revenue	$73,557	$51,971	$14,266	$7,420	$147,214

	Three Months Ended June 30, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$69,336	$53,323	$9,730	$4,327	$136,716
Graduation fees	380	—	—	—	380
Textbook and other course materials	—	9,798	1,623	—	11,421
Other fees	188	770	133	—	1,091
Total Revenue	$69,904	$63,891	$11,486	$4,327	$149,608

	Six Months Ended June 30, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$146,345	$91,709	$23,097	$12,524	$273,675
Graduation fees	757	—	—	—	757
Textbook and other course materials	—	16,597	3,998	—	20,595
Other fees	433	1,132	311	—	1,876
Total Revenue	$147,535	$109,438	$27,406	$12,524	$296,903

	Six Months Ended June 30, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$141,921	$109,240	$19,463	$7,344	$277,968
Graduation fees	715	—	—	—	715
Textbook and other course materials	—	20,092	3,286	—	23,378
Other fees	358	1,658	278	—	2,294
Total Revenue	$142,994	$130,990	$23,027	$7,344	$304,355

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of June 30, 2023 and December 31, 2022.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at June 30, 2023 was $28.6 million and included $12.2 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $16.4 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2022 was $23.8 million and included $13.0 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.8 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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
•the lease grants an option to purchase the asset that the lessee is expected to exercise;
•the lease term reflects a major part of the asset’s economic life;
•the present value of the lease payments equals or exceeds the fair value of the asset; or
•the asset is specialized with no alternative use to the lessor at the end of the term.

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Maryland and, beginning in January 2023, in Florida, under operating leases that expire in May 2024 and January 2026, respectively. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 22 campuses located in six states under operating leases that expire through October 2033. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases eight campuses located in three states under operating leases that expire through December 2032. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii, under operating leases that expire through September 2036.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six months ended June 30, 2023 was $5.1 million and $10.4 million, respectively, compared to $5.1 million and $10.1 million for the three and six months ended June 30, 2022, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and six months ended June 30, 2023 was $5.1 million and $10.1 million, respectively, compared to $5.2 million and $10.0 million for the three and six months ended June 30, 2022, respectively, and is included in operating cash flows.

Finance Leases

In connection with the GSUSA Acquisition, the Company acquired leases for copiers and printers that are classified as finance leases and expire on December 31, 2024. The Company pledged the assets financed to secure the outstanding leases. As of June 30, 2023, the total finance lease liability was $0.2 million, with an average interest rate of 3.75%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $30,000 and $0.1 million for both the three and six months ended June 30, 2023 and 2022, respectively, and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of June 30, 2023 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2023 (remaining)	$9,199	$57
2024	18,147	113
2025	16,765	—
2026	16,238	—
2027	15,653	—
2028	14,228	—
2029 and beyond	52,408	—
Total future minimum lease payments	$142,638	$170
Less: imputed interest	(27,975)	(5)
Present value of operating lease liabilities	$114,663	$165
Less: lease liabilities, current	(13,923)	(109)
Lease liabilities, long-term	$100,740	$56

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$13,923
Finance lease liabilities, current	109
Long-term:
Operating lease liabilities, long-term	100,740
Finance lease liabilities, long-term	56
Total lease liabilities	$114,828

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	8.68
Finance leases	1.51
Weighted average discount rate:
Operating leases	4.4%
Finance leases	3.8%

Note 6. Goodwill and Intangible Assets

    In connection with its acquisitions, the Company has applied FASB ASC 805 using the acquisition method of accounting. The Company recorded $217.4 million and $38.6 million of goodwill in connection with the RU and HCN acquisitions, respectively, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company recorded non-cash impairment charges in 2022 for RU, and 2016 and 2019 for HCN, reducing the carrying value of RU and HCN goodwill to $86.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA.

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which include trade name, accreditation, licensing, and Title IV, and affiliate agreements. The Company recorded non-cash impairment charges in 2022, reducing the carrying value of RU identified intangible assets with an indefinite useful life to $35.5 million. There were no indefinite useful life intangible assets identified as a result of the GSUSA Acquisition. There are no indefinite-lived intangible assets in our APUS Segment.

The Company recorded $35.5 million, $4.4 million and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. There are no definite-lived intangible assets in our APUS Segment. The Company recorded amortization expense related to definite lived intangibles assets of approximately $4.0 million and $7.9 million during both the three and six months ended June 30, 2023 and 2022, respectively.

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

During the three months ended June 30, 2023, in connection with preparation of this Quarterly Report, the Company completed a qualitative assessment of RU and HCN Segment goodwill to determine if an interim goodwill impairment testing was necessary. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions. The Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount resulting from RU’s underperformance when compared to 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and the Company’s market value. There were no indicators of impairment at HCN. As a result, the Company completed a quantitative impairment test related to the valuation of its RU Segment goodwill during the second quarter of 2023. The implied fair value of RU Segment goodwill was calculated and compared to the recorded value. As a result, the Company recorded a non-cash impairment charge of $53.0 million, and the corresponding tax impact of $15.8 million to reduce the carrying value of RU Segment goodwill to $33.0 million. The impairment charge recorded eliminated the difference between the fair value and book value of RU Segment goodwill.

The Company also evaluated events and circumstances related to the valuation of its intangible assets recorded within the RU and HCN Segments to determine if there were indicators of impairment. The Company concluded there were indicators of impairment during the three months ended June 30, 2023 of the RU Segment intangible assets. There were no indicators of impairment at HCN. As a result, the Company recorded a non-cash impairment charge of $11.0 million to reduce the carrying values of the RU Segment trade name and RU Segment accreditation, licensing and Title IV indefinite-lived intangible assets during the second quarter of 2023 to $18.5 million and $6.0 million, respectively. The impairment charge recorded eliminated the difference between the fair value of the trade name and accreditation, licensing, and Title IV indefinite lived intangible assets, and their book values.

In total, the Company recorded non-cash impairment charges of $64.0 million during the three months ended June 30, 2023 related to RU Segment goodwill and intangible assets, and the corresponding tax impact of $15.8 million.

During the three months ended June 30, 2022, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount as a result of circumstances that included RU’s performance to date against 2022 internal targets and overall 2022 financial performance to date. There were no indicators of impairment at HCN. Therefore, the Company proceeded with a quantitative impairment test related to the valuation of its RU Segment goodwill during the second quarter of 2022. The implied fair value of goodwill was calculated and compared to the recorded goodwill. As a result, the Company recorded a non-cash impairment charge of $131.4 million, and the corresponding tax impact of $36.0 million, to reduce the carrying value of RU Segment goodwill. The impairment charge recorded eliminated the difference between the fair value and book value of RU Segment goodwill.

Further, during the three months ended June 30, 2022, the Company also evaluated events and circumstances related to the valuation of its intangible assets recorded within the RU and HCN Segments to determine if there were indicators of impairment. These evaluations concluded there were indicators of impairment during the three months ended June 30, 2022 of RU Segment intangible assets. There were no indicators of impairment at HCN. As a result, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment accreditation, licensing, and Title IV indefinite-lived intangible assets. The impairment charge recorded eliminated the difference between the fair value of the accreditation, licensing, and Title IV indefinite lived intangible assets, and its book value.

In total, the Company recorded non-cash impairment charges of $144.9 million during the three months ended June 30, 2022 related to RU Segment goodwill and intangible assets, and the corresponding tax impact.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2023 (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2021	$—	$216,923	$26,563	$243,486
Goodwill acquired	—	—	—	—
Impairment	—	(131,400)	—	(131,400)
Adjustments	—	507	—	507
Goodwill as of December 31, 2022	$—	$86,030	$26,563	$112,593
Goodwill acquired	—	—	—	—
Impairment	—	(53,000)	—	(53,000)
Adjustments	—	—	—	—
Goodwill as of June 30, 2023	$—	$33,030	$26,563	$59,593

The following table represents the balance of the Company’s intangible assets as of June 30, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	$18,333	$—	$1,667
Curricula	14,563	9,040	—	5,523
Student and customer contracts and relationships	4,614	4,316	—	298
Lead conversions	1,500	1,375	—	125
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	17	—	11
Total finite-lived intangible assets	$40,826	$33,202	$—	$7,624
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$33,202	$26,500	$35,845

The following table represents the balance of the Company’s intangible assets as of December 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$13,333	$—	$6,667
Curricula	14,563	6,680	—	7,883
Student contracts and relationships	4,614	4,168	—	446
Lead conversions	1,500	1,000	—	500
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	11	—	17
Total finite-lived intangible assets	$40,826	$25,313	$—	$15,513
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	15,500	10,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	15,500	39,221
Total intangible assets	$95,547	$25,313	$15,500	$54,734

For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in the Annual Report.

Note 7. Loss Per Common Share

Loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net loss available to common stockholders is net loss adjusted for preferred stock dividends declared. Diluted loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards. The table below reflects the calculation of loss per common share and the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted loss per common share (in thousands, expect per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Loss per common share
Net loss	$(51,232)	$(110,029)	$(56,972)	$(104,696)
Preferred Stock Dividend	1,487	—	2,944	—
Net loss available to common shareholders	$(52,719)	$(110,029)	$(59,916)	$(104,696)
Basic weighted average shares outstanding	17,932	18,865	18,457	18,835
Loss per common share	$(2.94)	$(5.83)	$(3.25)	$(5.56)

Diluted loss per common share
Net loss available to common shareholders	$(52,719)	$(110,029)	$(59,916)	$(104,696)
Basic weighted average shares outstanding	17,932	18,865	18,457	18,835
Effect of dilutive restricted stock and options	59	42	74	58
Diluted weighted average shares outstanding	17,991	18,907	18,531	18,893
Diluted loss per common share	$(2.93)	$(5.82)	$(3.23)	$(5.54)

The table below reflects a summary of securities that could potentially dilute basic loss per common share in future periods that were not included in the computation of diluted loss per share because the effect would have been antidilutive (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock options	163	102	163	102
Restricted shares	966	684	966	621
Total antidilutive securities	1,129	786	1,129	723

Note 8. Long-Term Debt

In connection with the acquisition of RU, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, which together with the Term Loan is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the acquisition of RU, was fully funded on September 1, 2021, the closing date of the acquisition of RU, and is presented net of deferred financing fees on the Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of June 30, 2023 and December 31, 2022, the remaining unamortized deferred financing fees were $5.1 million and $5.9 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2023 and December 31, 2022.

In June 2023, in connection with the cessation of publication of the London Interbank Offered Rate, or LIBOR, the Credit Agreement was amended to change the applicable floating index rate at which interest on borrowings under the Facilities would accrue from LIBOR to Term Secured Overnight Financing Rate, or Term SOFR (as defined in the Credit Agreement, as amended), a forward-looking term rate. Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term SOFR (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI and subject to a 0.75% floor after giving effect to such adjustment) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of June 30, 2023, the Facilities borrowing rate was 10.65%, excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

In December 2022, APEI made prepayments totaling $65.0 million on the Term Loan. With this prepayment, APEI is not required to make quarterly principal payments on the Term Loan until payment of the outstanding principal amount at maturity in September 2027.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0. As of June 30, 2023, APEI was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred stock, please refer to “Note 12. Preferred Stock” in these Consolidated Financial Statements.

Long-term debt consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
Credit agreement	$99,063	$99,063
Deferred financing fees	(5,122)	(5,912)
Total debt	93,941	93,151

Less: Current portion	—	—
Long-Term Debt	$93,941	$93,151

Scheduled maturities of long-term debt at June 30, 2023 are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	$99,063
Total	$99,063

Derivatives and Hedging

The Company is subject to interest rate risk, as all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. This interest rate cap agreement, designated as a cash flow hedge, provided the Company with interest rate protection in the event LIBOR exceeded 2.0%. The interest rate cap was effective October 1, 2021 and was scheduled to expire on January 1, 2025.

In connection with cessation of publication of LIBOR, the Company terminated its existing interest rate cap agreement and entered into a new interest rate cap agreement that transitioned the benchmark rate to Term SOFR effective June 30, 2023. The new interest rate cap agreement is structured in a way that there is no change in the value to the Company and provides the Company with interest rate protection in the event that the Term SOFR rate exceeds 1.78%. The new interest rate cap agreement will expire on December 31, 2024.

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

As of June 30, 2023 and December 31, 2022, the fair value of the interest rate cap totaled $4.2 million and $4.5 million, respectively, and was recorded in Other assets on the Consolidated Balance Sheets. The unrealized gain of $1.0 million, net of taxes, is included in accumulated other comprehensive income. During the three and six months ended June 30, 2023, the Company reclassified approximately $0.7 million and $1.3 million, respectively, from other comprehensive income to interest expense. The Company estimates that approximately $1.0 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

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

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$73,557	$69,904	$147,535	$142,994
RU Segment	51,971	63,891	109,438	130,990
HCN Segment	14,266	11,486	27,406	23,027
Corporate and Other	7,420	4,327	12,524	7,344
Total Revenue	$147,214	$149,608	$296,903	$304,355
Depreciation and amortization:
APUS Segment	$1,291	$1,586	$2,691	$3,287
RU Segment	6,195	6,160	12,122	12,239
HCN Segment	323	223	613	445
Corporate and Other	144	150	283	296
Total Depreciation and amortization	$7,953	$8,119	$15,709	$16,267
Income (loss) from operations before interest and income taxes:
APUS Segment	$18,941	$13,624	$36,015	$26,806
RU Segment (Note 6)	(77,274)	(146,553)	(90,138)	(145,662)
HCN Segment	(235)	(630)	(1,538)	(1,625)
Corporate and Other	(6,700)	(7,701)	(14,977)	$(15,579)
Total loss from operations before interest and income taxes	$(65,268)	$(141,260)	$(70,638)	$(136,060)
Interest income (expense):
APUS Segment	$669	$38	$829	$77
RU Segment	—	5	1	8
HCN Segment	23	3	42	5
Corporate and Other	(1,789)	(3,436)	(3,748)	$(6,835)
Total Interest expense	$(1,097)	$(3,390)	$(2,876)	$(6,745)
Income tax expense (benefit):
APUS Segment	$4,207	$10,511	$9,720	$15,185
RU Segment	(18,224)	(36,687)	(22,178)	(36,381)
HCN Segment	160	(566)	(185)	(882)
Corporate and Other	(1,280)	(8,590)	(3,908)	(12,214)
Total Income tax benefit	$(15,137)	$(35,332)	$(16,551)	$(34,292)
Capital expenditures:
APUS Segment	$1,349	$957	$1,649	$1,398
RU Segment	1,279	2,994	3,285	4,918
HCN Segment	205	390	1,032	890
Corporate and Other	514	3	587	103
Total Capital Expenditures	$3,347	$4,344	$6,553	$7,309

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
Assets:
APUS Segment	$124,429	$113,551
RU Segment	241,543	300,625
HCN Segment	63,298	59,820
Corporate and Other	129,537	141,060
Total Assets	$558,807	$615,056

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

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
DoD tuition assistance programs	47%	46%	48%	47%
VA education benefits	22%	22%	22%	21%
Title IV programs	17%	18%	17%	18%
Cash and other sources	14%	14%	13%	14%
A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Title IV programs	75%	74%	74%	74%
Cash and other sources	24%	24%	24%	24%
VA education benefits	1%	2%	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Title IV programs	79%	82%	79%	80%
Cash and other sources	19%	16%	20%	18%
VA education benefits	2%	2%	1%	2%

Note 12. Preferred Stock

On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.

The Series A Senior Preferred Stock has cumulative dividends that accrue daily at the initial annual rate, which is equal to SOFR (selected by the Company for each divided period), plus 10.00%, or an initial rate of 14.55% for the first dividend period, a three-month dividend period. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6.00% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of June 30, 2023, the dividend rate was 15.23% based on a three-month dividend period. Dividend periods will be monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates using a three-month period. Dividends will be paid, after declaration by the Company’s Board of Directors, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the three and six months ended June 30, 2023, $1.5 million and $2.9 million, respectively, of dividends were declared and paid on Series A Senior Preferred Stock.

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

The Liquidation Preference of $59.0 million and $62.2 million as of June 30, 2023 and December 31, 2022, respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of June 30, 2023 and December 31, 2022, the make-whole payment included in the Liquidation Preference was $16.0 million and $19.3 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025 at which time it will be eliminated. Events of default include an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The following table lists the components of the liquidation preference for the periods presented below (in thousands):

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,071	$40,069
Make whole payment	16,002	19,251
Early redemption premium	2,915	2,915
Liquidation Preference	$58,988	$62,235

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

Note 13. Subsequent Event

On August 1, 2023, we completed a reduction in force that resulted in the termination of 35 employees and the elimination of 46 open positions across a variety of roles and departments at APEI, RU, HCN and GSUSA. The headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. We incurred an aggregate of approximately $1.7 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force. The reduction in force is expected to result in pre-tax labor and benefit savings in 2023 of approximately $3.8 million, excluding severance costs, and approximately $8.1 million in savings on an annualized basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or Quarterly Report, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or APEI, and its subsidiary institutions collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis is unaudited. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our Annual Report.

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
•our cost savings efforts and their benefits;
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
•our failure to comply with regulatory and accrediting agency requirements or to maintain institutional accreditation, the consequences thereof, and risks related to any actions we may take to prevent or correct such failure;
•adverse impacts of recent Department of Education, or ED, negotiated rulemakings;
•our failure to meet applicable NCLEX pass rates and other NCLEX standards, and the consequences thereof;
•our failure to comply with the “90/10 Rule”;
•our loss of eligibility to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs, or ability to process Title IV financial aid;
•our inability to recognize the benefits of our cost savings efforts;
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

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 106,200 students worldwide through American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, and career learning through Graduate School USA, or GSUSA. These subsidiary institutions are purpose-built to deliver inclusive, high-quality education that empowers learners to achieve their ambitions, serve their communities, and realize a return on their educational investment. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN, are certified by ED to participate in Title IV programs.

Acquisitions

On January 1, 2022, or the GSUSA Closing Date, our wholly owned subsidiary, American Public Training, LLC, completed our acquisition, or the GSUSA Acquisition, of substantially all the assets of Graduate School USA, or the Seller, for $1.0 million, subject to working capital adjustments. At closing, we received approximately $1.9 million from the Seller, which represents the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million, which is the purchase price less $0.5 million we retained to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing and additional adjustments to the estimated net working capital at closing.

For more information on the GSUSA Acquisition, please refer to, “Note 3. Acquisition Activity” included in the Notes to the Consolidated Financial Statements in our Annual Report and in this Quarterly Report.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 89,300 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public

University, or APU. As of June 30, 2023, approximately 66% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to over 13,900 students at its 22 campuses in six states and online. As of June 30, 2023, approximately 6,400 students are pursuing nursing degrees at RU, approximately 90% of whom are enrolled in RU’s pre-licensure nursing degree programs.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 3,000 students at eight campuses in three states. All of HCN’s students are enrolled in its pre-licensure nursing degree programs.

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

Tuition Increases

In April 2023, APUS implemented tuition and fee increases for its non-military and veteran students. Even with these tuition and fee increases, we believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented tuition increases, which took effect on January 3, 2023, for select programs to help offset the increased costs of delivering a quality education, and HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs to offset the increased costs of delivering a quality, competitive education.

Cost and Expense Reductions

On August 1, 2023, we completed a reduction in force that resulted in the termination of 35 employees and the elimination of 46 open positions across a variety of roles and departments at APEI, RU, HCN and GSUSA. The headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. We incurred an aggregate of approximately $1.7 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force. The reduction in force is expected to result in pre-tax labor and benefit savings in 2023 of approximately $3.8 million, excluding severance costs, and approximately $8.1 million in savings on an annualized basis.

Additionally, beginning in the third quarter, we plan to reduce non-labor costs by approximately $0.8 million to $1.1 million.

In November 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments representing approximately 5.8% of our non-faculty workforce. We incurred an aggregate of approximately $3.1 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force, all of which were incurred in the fourth quarter of 2022. The reduction in force resulted in pre-tax labor and benefit savings of approximately $2.3 million in 2022, or approximately $13.5 million on an annualized basis.

In January 2022, RU completed a reduction in force that resulted in the termination of nine full-time faculty members and 19 non-faculty employees across a variety of roles and departments at RU, representing approximately 3.0% of RU’s full-time faculty workforce, and 2.1% of RU’s non-faculty workforce. We incurred an aggregate of approximately $0.4 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force. The reduction in force resulted in pre-tax labor and benefit savings of approximately $2.7 million in 2022.

Regulatory and Legislative Activity

The Accreditation Commission for Education in Nursing, or ACEN, accredits certain RU Practical Nursing, or PN, and Associate Degree in Nursing, or ADN, programs at certain RU locations. In September 2021, ACEN granted RU’s ADN program in Bloomington, Minnesota continued accreditation with conditions. The ADN program has two years from the date the conditions were imposed to demonstrate compliance with all applicable accreditation criteria. If compliance is not achieved by the end of the monitoring period, ACEN may determine to deny continuing accreditation absent good cause. ACEN had a site visit at the Bloomington, Minnesota ADN program in April 2023. In June 2023, ACEN’s site visit team recommended denial of continuing accreditation for the Bloomington, MN ADN program. However, RU has an opportunity to respond to this recommendation before the ACEN board makes a decision, and we believe that we have a strong rationale for why continuing accreditation should not be denied for this program. We expect the ACEN board to make a decision in August or September 2023. As explained in the “Risk Factors” section of this Quarterly Report, if ACEN denies continuing accreditation, RU has the ability to immediately reapply for accreditation with ACEN or with another nursing program accreditor, the first step of which would be candidacy. Due to previously self-imposed enrollment caps in this program, enrollment in the Bloomington, MN ADN program currently represents approximately 2% of RU’s current total enrollment. If RU is unable to obtain accreditation or candidacy status with ACEN or another nursing program accreditor, RU would likely have to close its Bloomington, Minnesota ADN program, which would have an adverse impact on RU’s enrollments and RU’s and our results of operations, cash flows, and financial condition.

An Illinois statute requires nursing programs in the state to have achieved accreditation by the end of 2022 in order to meet state approval requirements. RU’s Illinois ADN program has been in candidacy status for initial accreditation with ACEN since July 2020. Although the Illinois Department of Financial and Professional Regulation, or IDFPR, has indicated that candidacy status satisfies this requirement, the IDFPR could change its position. ACEN will not grant accreditation to a program on probationary status with the IDFPR, as RU’s Illinois ADN program is. The current candidacy is set to expire in July 2024. As explained in the “Risk Factors” section of this Quarterly Report, if ACEN ultimately denies continuing accreditation and RU is unable to obtain accreditation or candidacy status with another national nursing accrediting body, RU will likely have to close its Illinois ADN program, which would have an adverse impact on RU’s enrollments and RU’s and our results of operations, cash flows, and financial condition. A bill to amend the Illinois Nurse Practice Act, or HB2509, could positively impact the RU ADN program offered in Illinois by providing the program with additional time to improve National Council Licensure Examination, or NCLEX, rates. HB2509 was approved by the Illinois legislature and was sent to the governor on June 16, 2023; he has until August 15, 2023 to sign it. If signed, HB2509 will take effect January 1, 2024. HB2509 would change the Illinois NCLEX pass rate requirements from a one-year rate measurement based on first attempts only to a three-year average that includes all test attempts. It would also temporarily remove nursing programs from probationary status for a period of three years. Removal from probationary status may be viewed favorably by ACEN or another nursing program accreditor and may result in RU’s Illinois ADN program obtaining ACEN accreditation and thus to be deemed to have met Illinois’ requirement for RU’s Illinois ADN programs to have achieved accreditation by the end of 2022 in order to meet state approval requirements.

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

Summary of Results

Consolidated revenue for the three months ended June 30, 2023 decreased to $147.2 million from $149.6 million, or by 1.6%, compared to the prior year period. Our net loss for the three months ended June 30, 2023 was $51.2 million, compared to a net loss of $110.0 million in the prior year period, a decrease of $58.8 million. Results for the three months ended June 30, 2023 include a non-cash impairment charge of $64.0 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact. Our operating margins increased to negative 44.3% for the three months ended June 30, 2023, compared to negative 94.4% in the prior year period. Excluding the impact of the non-cash impairment charge, for the three months ended June 30, 2023, our operating margin was negative 0.9% and our net loss was $3.0 million. Results for the three months ended June 30, 2022 include a non-cash impairment charge of $144.9 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact. Excluding the impact of the non-cash impairment charge, for the three months ended June 30, 2022, our operating margin was 2.4% and our net loss was $1.1 million.

Consolidated revenue for the six months ended June 30, 2023 decreased to $296.9 million from $304.4 million, or by 2.4%, compared to the prior year period. Results for the six months ended June 30, 2023 include a non-cash impairment charge of $64.0 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact. Our operating margins increased to negative 23.8% for the six months ended June 30, 2023 from negative 44.7% in the prior year period. Our net loss for the six months ended June 30, 2023 was $57.0 million, compared to net loss of $104.7 million in the prior year period, a decrease of $47.7 million. Excluding the impact of the non-cash impairment charge, for the six months ended June 30, 2023, our operating margin was negative 2.2% and our net loss was $8.8 million. Results for the six months ended June 30, 2022 include a non-cash impairment charge of $144.9 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets and the corresponding tax impact. Excluding the non-cash impairment charge for the six months ended June 30, 2022, our operating margin was 2.9% and our net income was $4.2 million.

APUS net course registrations for the three months ended June 30, 2023 increased to approximately 88,300 from approximately 83,500, an increase of 4,800, or 5.7%, compared to the prior year period. APUS Segment revenue for the three months ended June 30, 2023 increased to $73.6 million from $69.9 million, or by 5.2%, compared to the prior year period. APUS net course registrations for the six months ended June 30, 2023 increased to approximately 184,500 from approximately 177,400, or approximately 4.0%. APUS Segment revenue six months ended June 30, 2023 increased to $147.5 million from $143.0 million, or by 3.2%, compared to the prior year period. For the three months ended June 30, 2023, APUS Segment operating margins increased to 25.8% from 19.5% in the prior year period and increased to 24.4% from 18.7% for the six months ended June 30, 2023, compared to the prior year period.

RU total enrollment for the three months ended June 30, 2023, decreased to approximately 13,900 from approximately 15,900, a decrease of 2,000 or 12.6% compared to the prior year period. RU Segment revenue for the three months ended June 30, 2023 decreased to $52.0 million from $63.9 million, or by 18.7%, compared to the prior year period. RU total enrollment for the six months ended June 30, 2023 decreased 12.1%, as compared to the prior year period. RU Segment revenue for the six months ended June 30, 2023 decreased to $109.4 million from $131.0 million, or by 16.5%, compared to the prior year period. Excluding the impact of the non-cash impairment charge discussed above, for the three months ended June 20, 2023, RU Segment operating margins decreased to negative 25.5% from negative 2.6% in the prior year period and decreased to negative 23.9% for the six months ended June 30, 2023 from negative 0.6% in the prior year period.
At HCN, total enrollment for the three months ended June 30, 2023 increased to approximately 3,000 from approximately 2,400, an increase of approximately 600, or 22.3%, compared to the prior year period. HCN Segment revenue for the three months ended June 30, 2023 increased to $14.3 million from $11.5 million, or by 24.2%, compared to the prior year period. HCN total enrollment for the six months ended June 30, 2023 increased approximately 16.2%, as compared to the prior year period. For the three months ended June 30, 2023, HCN Segment operating margins increased to negative 1.6% from negative 5.5% in the three months ended June 30, 2022. For the six months ended June 30, 2023, HCN Segment operating margins increased to negative 5.6% from negative 7.1% in the prior year period.

Critical Accounting Policies and Use of Estimates

Goodwill and indefinite-lived intangible assets. Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. In connection with our acquisitions of RU and HCN, we recorded $217.4 million and $38.6 million of goodwill, respectively, in our RU and HCN Segments. The Company recorded non-cash impairment charges in 2022 for RU, and 2016 and 2019 for HCN, reducing the carrying value of RU and HCN Segment goodwill to $86.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA reported in Corporate and Other, and there is no goodwill in our APUS Segment.

In addition to goodwill, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, in our RU and HCN Segments, which include intangible assets related to trade name, accreditation, licensing, and Title IV, and affiliate agreements. The Company recorded non-cash impairment charges in 2022, reducing the carrying value of RU identified intangible assets with an indefinite useful life to $35.5 million. There were no indefinite useful life intangible assets identified as a result of the acquisition of GSUSA reported in Corporate and Other. There are no indefinite-lived intangible assets in our APUS Segment.

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

We estimate fair value in our quantitative analysis by weighting the results from three different valuation approaches. They include: (1) discounted cash flow; (2) guideline public company; and (3) guideline transaction for comparable transactions. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. We incorporate the use of projected financial information and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and approved by management. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the fair value of RU and HCN. Under the comparable transaction method, pricing terms from other transactions in the higher education market were used to determine the fair value. Values derived under the three valuation methods are then weighted to estimate RU and HCN’s enterprise values. If we determine that the carrying amount of a reporting unit exceeds its fair value, we then calculate the implied fair value of the reporting unit goodwill as compared to its carrying amount to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

During the second quarter of 2023, we completed qualitative assessments to determine if an interim goodwill impairment test was necessary. We concluded that due to our RU Segment underperformance when compared to the 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and our market value, it was more likely than not that the fair value of our RU Segment was less than its carrying value. Therefore, we proceeded with a quantitative impairment test. As a result of these assessments, we recorded a non-cash goodwill impairment charge of $53.0 million, which reflects the corresponding tax impacts, to reduce the carrying value of the RU Segment goodwill. In addition, we concluded there were indicators of impairment of the RU Segment’s intangible assets. As a result, we recorded non-cash impairment charges of $11.0 million to reduce the carrying value of our RU Segment indefinite-lived intangible assets. There were no indicators of impairment for our HCN Segment.

During the second quarter of 2022, we completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. We concluded that it was more likely than not that the fair value of our RU Segment was less than its carrying value. Therefore, we proceeded with a quantitative impairment test. We also completed our annual assessment at October 31, 2022 of goodwill and indefinite-lived intangibles for RU and HCN Segments. As a result of these assessments, we recorded a non-cash goodwill impairment charge of $131.4 million, and to reflect the corresponding tax impact, in the second quarter of 2022, to reduce the carrying value of the RU Segment goodwill. In addition, we concluded there were indicators of impairment of the RU Segment intangible assets during the second quarter of 2022 and during the annual assessment. We determined the fair value of the RU Segment accreditation, licensing and Title IV indefinite-lived intangible asset was $13.5 million, during the second quarter of 2022, and $2.0 million, during the annual assessment, less than its carrying value. As a result, we recorded a total non-cash impairment charge of $15.5 million during 2022 to reduce the carrying value of our RU Segment indefinite-lived intangible assets. There were no indicators of impairment for our HCN Segment.

Determining fair value requires judgment and the use of significant estimates and assumptions, including fluctuations in enrollments, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in the higher education market. Future changes, including minor changes in the significant assumption or other factors including revenue, operating income, valuation multiples, and other inputs to the valuation process may result in future impairment charges, and those charges could be material. Given the current competitive and regulatory environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

For more information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Use of Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended June 30, 2023 increased to approximately 88,300 from approximately 83,500, an increase of 4,800, or 5.7%, compared to the prior year period. APUS net course registrations for the six months ended June 30, 2023 increased to approximately 184,500 from approximately 177,400, or 4.0%. The increase in net course registrations was primarily due to increases in military registrations from students utilizing TA. APUS Segment operating margins increased to 25.8% for the three months ended June 30, 2023 from 19.5% for the prior year period, and increased to 24.4% for the six months ended June 30, 2023 from 18.7% for the prior year period. The increase in the operating margin was primarily due to an increase in revenue during the period and decreases in advertising costs and employee compensation costs, partially offset by increases in technology costs as compared to the prior year period.

RU total enrollment for the three months ended June 30, 2023, was 13,900 compared to 15,900 for the three months ended June 30, 2022, a decrease of 12.6%, driven by a 22.0% decrease in nursing enrollment. RU enrollment for the six months ended June 30, 2023 decreased 12.1%, driven by a 20.0% decrease in nursing enrollment. We believe this decline in enrollment, which reflects year-over-year declines in new and total nursing enrollment, as well as declines in campus-based non-nursing programs, was caused, in part, by the prior departure of leadership accountable for enrollment and nursing operations and caps on nursing student enrollment at certain RU campuses. Excluding the impact of the non-cash impairment charge discussed above, RU Segment operating margin decreased to negative 25.5% from negative 2.6% for the three months ended June 30, 2023 and decreased to negative 23.9% from negative 0.6% for the six months June 30, 2023, compared to the prior year periods. The decrease in the operating margin was primarily due to decreases in revenue during three and six months ended June 30, 2023, as a result of declines in enrollment, specifically total nursing enrollment, which decreased 22.0% and 20.0% during three and six months ended June 30, 2023, respectively, as well as increases in employee compensation costs and marketing expenses which includes $2.4 million in transition services fees during the six months ended June 30, 2023 related to the termination of the Collegis, LLC, or Collegis, marketing contract effective January 31, 2023, as compared to the prior year period.

At HCN, total enrollment for the three months ended June 30, 2023 increased to approximately 3,000 from approximately 2,400, an increase of approximately 600, or 22.3%, compared to the prior year period. HCN total enrollment for the six months ended June 30, 2023 increased approximately 16.2%, as compared to the prior year period. We believe that the increase in new and total student enrollment at HCN is due, in part, to enrollment growth in recently opened campuses including the opening of the Detroit, Michigan campus in October 2022. HCN Segment operating margin increased to negative 1.6% from negative 5.5% for the three months ended June 30, 2023 and increased to negative 5.6% from negative 7.1% for the six months ended June 30, 2023, compared to the prior year periods. The increase in the operating margin is primarily due to increases in revenue, partially offset by increases in compensation costs, rent expense and building maintenance costs, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	50.9	48.2	50.1	47.2
Selling and promotional	22.4	24.0	24.6	24.7
General and administrative	22.1	20.0	22.2	19.6
Impairment of goodwill and intangible assets	43.5	96.9	21.6	47.6
Loss on disposals of long-lived assets	—	—	—	0.3
Depreciation and amortization	5.4	5.3	5.3	5.3
Total costs and expenses	144.3	194.4	123.8	144.7

Loss from operations before interest and income taxes	(44.3)	(94.4)	(23.8)	(44.7)
Gain on acquisition	—	(0.5)	—	1.3
Interest expense	(0.7)	(2.3)	(1.0)	(2.2)

Loss from operations before income taxes	(45.1)	(97.2)	(24.8)	(45.6)
Income tax benefit	(10.3)	(23.6)	(5.6)	(11.3)
Equity investment loss	—	—	—	—
Net loss	(34.8)	(73.6)	(19.2)	(34.3)
Preferred Stock Dividend	1.0	—	1.0	—
Net loss available to common shareholders	(35.8)%	(73.6)%	(20.2)%	(34.3)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue. Our consolidated revenue for the three months ended June 30, 2023 was $147.2 million, a decrease of $2.4 million, or 1.6%, compared to $149.6 million for the three months ended June 30, 2022. The decrease in revenue was primarily due to a $11.9 million, or 18.7%, decrease in revenue in our RU Segment, partially offset by a $3.7 million, or 5.2% increase in revenue in our APUS Segment, a $3.1 million, or 70.2%, increase in GSUSA revenue included in Corporate and Other, and a $2.8 million, or 24.2%, increase in revenue in our HCN Segment. The RU Segment revenue decrease was primarily due to an 12.6% decrease in total student enrollment as compared to the prior year period, partially offset by increases in tuition in certain programs implemented in January 2023. The APUS Segment revenue increase was primarily due to a 5.7% increase in net course registrations as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 22.3% increase in total student enrollment, as well as a 5% tuition increase implemented during the second quarter, compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended June 30, 2023 were $212.5 million, a decrease of $78.4 million, or 26.9%, compared to $290.9 million for the three months ended June 30, 2022, due primarily to a $80.9 million decrease in goodwill and intangible asset impairment charges in our RU Segment. Costs and expenses for the three months ended June 30, 2023 include a non-cash impairment charge of $64.0 million to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact. This compares to a non-cash impairment charge of $144.9 million in the prior year period. Costs and expenses for the three months ended June 30, 2023 as compared to the prior year period, excluding impairment charges, increased $2.5 million, due primarily to increases in employee compensation costs, bad debt expense, building rent and maintenance costs, and technology costs, partially offset by a decrease in advertising costs. Costs and expenses as a percentage of revenue decreased to 144.3% for the three months ended June 30, 2023 from 194.4% for the three months ended June 30, 2022. Excluding impairment charges, costs and expenses were 100.9% of revenue for the three months ended June 30, 2023, compared to 97.6% of revenue in the prior year period.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2023 were $75.0 million, an increase of $2.9 million, or 4.0%, compared to $72.1 million for the three months ended June 30, 2022. The increase in instructional costs and services expenses was primarily due to an increase in employee compensation costs in our APUS Segment and Corporate and Other, increases in nursing faculty compensation costs and classroom costs in our HCN Segment due to increased revenue, and increases in building maintenance costs and classroom costs in our RU Segment, partially offset by decreases in employee compensation costs in our RU Segment. Increases in employee compensation costs in both our APUS and HCN Segments were primarily due to increased revenue. Instructional costs and services expenses as a percentage of revenue increased to 50.9% for the three months ended June 30, 2023 from 48.2% for the three months ended June 30, 2022.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2023 were $33.0 million, a decrease of $2.9 million, or 8.0%, compared to $35.8 million for the three months ended June 30, 2022. This decrease in selling and promotional expenses was primarily due to decreases in advertising costs in our APUS and RU Segments and Corporate and Other. Selling and promotional expenses as a percentage of revenue decreased to 22.4% for the three months ended June 30, 2023 from 24.0% for the three months ended June 30, 2022.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2023 were $32.5 million, an increase of $2.6 million, or 8.7%, compared to $29.9 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase in employee compensation costs in Corporate and Other and our RU Segment, an increase in bad debt expense in all segments, and an increase in technology costs in our HCN Segment and Corporate and Other, partially offset by decreases in professional fees in our APUS and RU Segments and Corporate and Other. Consolidated bad debt expense for the three months ended June 30, 2023 was $3.9 million, or 2.7% of revenue, compared to $2.9 million, or 2.0% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 22.1% for the three months ended June 30, 2023 from 20.0% for the three months ended June 30, 2022. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $32,000 for the three months ended June 30, 2023, compared to a gain of $9,000 for the three months ended June 30, 2022.

Impairment of goodwill and intangible assets. For the three months ended June 30, 2023, we recorded $64.0 million in non-cash impairment charges in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets compared to $144.9 million for the three months ended June 30, 2022. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 6. Goodwill and Intangible Assets” included in the Notes to Consolidated Financial Statements in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.0 million and $8.1 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expenses as a percentage of revenue was 5.4% for both the three months ended June 30, 2023 and 2022, respectively.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.1 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Gain on acquisition. The $0.7 million decrease in gain on acquisition for the period ended June 30, 2022 was due to the final working capital adjustment in connection with the GSUSA Acquisition.

Interest expense. Interest expense was $1.1 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in interest expense was primarily due to the decrease in the outstanding balance in our senior secured term loan facility. In December 2022, we made $65.0 million in prepayments to reduce our outstanding debt.

Income tax benefit. We recognized an income tax benefit of $15.1 million and $35.3 million for the three months ended June 30, 2023 and 2022, respectively, or an effective tax rate benefit of 22.8% in 2023, compared to an effective tax rate benefit of 24.3% in 2022. The three months ended June 30, 2023 and 2022 include a $15.8 million and $36.0 million income tax benefit related to the impairment of goodwill and intangible assets, respectively. Excluding the $15.8 million and $36.0 million, income tax expense for both the three months ended June 30, 2023 and 2022 was $0.7 million, or an effective tax rate expense of 28.0% and 144.9%, respectively. The effective tax rate for both periods were impacted by non-deductible expenses in relation to the pre-tax losses.

Net (loss) income. Our net loss was $51.2 million and $110.0 million, respectively, for the three months ended June 30, 2023 and 2022, a decrease in loss of $58.8 million. This decrease was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends for the three months ended June 30, 2023 were $1.5 million. Our Series A Senior Preferred Stock was issued in December 2022, and therefore there were no preferred stock dividends in the comparable prior year period.

Net income (loss) available to common stockholders. The net loss available to common stockholders for the three months ended June 30, 2023 was $52.7 million, compared to net loss available to common stockholders of $110.0 million for the three months ended June 30, 2022, a decrease of $57.3 million. This decrease in net loss available to common shareholders was related to the factors discussed above.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue. Our consolidated revenue for the six months ended June 30, 2023 was $296.9 million, a decrease of $7.5 million, or 2.4%, compared to $304.4 million for the six months ended June 30, 2022. The decrease in revenue was primarily due to a $21.6 million, or 16.5% decrease in revenue in our RU Segment, partially offset by a $5.1 million, or 67.6%, increase in GSUSA revenue included in Corporate and Other, a $4.5 million, or 3.2% increase in revenue in our APUS Segment and a $4.4 million, or 19.0% increase in revenue in our HCN Segment. The RU Segment revenue decrease was primarily due to a 12.1% decrease in total student enrollment, partially offset by tuition increases in certain programs implemented in January 2023, as compared to the prior year period. The APUS Segment revenue increase was primarily due to a 4.0% increase in net course registrations as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 16.2% increase in total student enrollment compared to the prior year period.

Costs and expenses. Costs and expenses for the six months ended June 30, 2023 were $367.5 million, a decrease of $72.9 million, or 16.5%, compared to $440.4 million for the six months ended June 30, 2022 due primarily to a $80.9 million decrease in goodwill and intangible asset impairment charges in our RU Segment. Costs and expenses for the six months ended June 30, 2023 include a non-cash impairment charge of $64.0 million to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact. This compares to a non-cash impairment charge of $144.9 million in the prior year period. Costs and expenses for the six months ended June 30, 2023, excluding impairment charges, increased $8.0 million as compared to the prior year period and include $2.4 million in transition services fees in our RU Segment selling and promotional expenses related to the termination of the marketing contract with Collegis, effective January 31, 2023. Other increases in costs and expenses for the six months ended June 30, 2023 as compared to the prior year period include increases in employee compensation costs, bad debt expense, technology costs, and building rent and maintenance costs, partially offset by a decrease in advertising costs and professional services costs. Costs and expenses as a percentage of revenue decreased to 123.8% for the six months ended June 30, 2023 from 144.7% for the six months ended June 30, 2022. Excluding impairment charges and Collegis transition service fees, costs and expenses were 101.4% of revenue for the three months ended June 30, 2023, compared to 97.1% of revenue in the prior year period.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2023 were $148.9 million, an increase of $5.1 million, or 3.5%, compared to $143.8 million for the six months ended June 30, 2022. The increase in instructional costs and services expenses was primarily due to increases in nursing faculty compensation costs, building rent and maintenance costs and classroom costs in our HCN Segment due to increased revenue, increases in employee compensation costs and professional services costs in our APUS Segment and Corporate and Other, and increases in technology costs, building maintenance costs and professional services costs in our RU Segment, partially offset by decreases in employee compensation costs in our RU Segment. Increases in employee compensation costs in both our APUS and HCN Segments were primarily due to increases in revenue. Instructional costs and services expenses as a percentage of revenue increased to 50.1% for the six months ended June 30, 2023 from 47.2% for the six months ended June 30, 2022.
Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2023 were $72.9 million, a decrease of $2.3 million, or 3.0%, compared to $75.2 million for the six months ended June 30, 2022. Selling and promotional expenses for the six months ended June 30, 2023 include $2.4 million in transition services fees in our RU Segment related to the termination of the Collegis marketing contract effective January 31, 2023, offset by decreases in advertising costs in all segments and Corporate and Other. Selling and promotional expenses as a percentage of revenue decreased to 24.6% for the six months ended June 30, 2023 from 24.7% for the six months ended June 30, 2022. Excluding the Collegis transition service fees, selling and promotional expenses were 23.7% of revenue for the six months ended June 30, 2023, compared to 24.7% of revenue in the prior year period.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2023 were $66.0 million, an increase of $6.5 million, or 10.9%, compared to $59.5 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increases in employee compensation costs in our RU and HCN Segments and Corporate and Other, increases in technology costs in all segments and Corporate and Other, and increases in bad debt expense in all segments, partially offset by decreases in professional fees in our APUS and RU Segments and Corporate and Other. Consolidated bad debt expense for the six months ended June 30, 2023 was $7.8 million, or 2.6% of revenue, compared to $5.7 million, or 1.9% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 22.2% for the six months ended June 30, 2023 from 19.6% for the six months ended June 30, 2022. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $33,000 and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The prior year loss was primarily related to the sale of excess facilities located in Charles Town, West Virginia.

Impairment of goodwill and intangible assets. For the six months ended June 30, 2023, we recorded $64.0 million in non-cash impairment charges in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, compared to $144.9 million for the six months ended June 30, 2022. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 6. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $15.7 million and $16.3 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expenses as a percentage of revenue were 5.3% for both the six months ended June 30, 2023 and June 30, 2022.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $4.3 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Gain on acquisition. The $3.8 million gain on acquisition for the for the six months ended June 30, 2022 resulted from the GSUSA Acquisition and represents the excess of the fair value of net assets acquired over consideration paid.

Interest expense. Interest expense was $2.9 million and $6.7 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in interest expense was primarily due to the decrease in the outstanding balance in our senior secured term loan facility. In December 2022, we made $65.0 million in prepayments to reduce our outstanding debt.

Income tax benefit. We recognized an income tax benefit of $16.6 million and $34.3 million, for the six months ended June 30, 2023 and 2022, respectively, or an effective tax rate benefit of 22.5% in 2023 compared to an effective tax rate benefit of 24.7% in 2022. The six months ended June 30, 2023 and 2022 include a $15.8 million and $36.0 million income tax benefit related to the impairment of goodwill and intangible assets, respectively. Excluding the $15.8 million and $36.0 million income tax benefits, the income tax benefit for the six months ended June 30, 2023 was $0.8 million, or an effective tax rate benefit of 7.9%, compared to income tax expense of $1.7 million, or an effective tax rate of 28.9%, for the six months ended June 30, 2022. The 2023 effective tax rate was impacted by non-deductible expenses in relation to the pre-tax loss for the period. The 2022 effective tax rate was impacted by the non-taxable gain on acquisition and higher non-deductible expenses in relation to the pre-tax income for the period.

Net (loss) income. Our net loss was $57.0 million and $104.7 million for the six months ended June 30, 2023 and 2022, respectively, a decrease in net loss of $47.7 million. This decrease was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends for the six months ended June 30, 2023 were $2.9 million. The Series A Senior Preferred Stock was issued in December 2022, and therefore there were no preferred stock dividends issued in the comparable prior year period.

Net income (loss) available to common stockholders. The net loss available to common stockholders was $59.9 million and $104.7 million for the six months ended June 30, 2023 and 2022, respectively, a decrease in net loss available to common stockholders of $44.8 million. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$73,557	$69,904	$147,535	$142,994
RU Segment	51,971	63,891	109,438	130,990
HCN Segment	14,266	11,486	27,406	23,027
Corporate and Other	7,420	4,327	12,524	7,344
Total Revenue	$147,214	$149,608	$296,903	$304,355
Income (loss) from operations before interest and income taxes:
APUS Segment	$18,941	$13,624	$36,015	$26,806
RU Segment	(77,274)	(146,553)	(90,138)	(145,662)
HCN Segment	(235)	(630)	(1,538)	(1,625)
Corporate and Other	(6,700)	(7,701)	(14,977)	(15,579)
Total loss from operations before interest and income taxes	$(65,268)	$(141,260)	$(70,638)	$(136,060)

APUS Segment

For the three months ended June 30, 2023, the $3.7 million, or 5.2%, increase to approximately $73.6 million in revenue in our APUS Segment was primarily attributable to higher net course registrations. Net course registrations increased 5.7% to approximately 88,300 from approximately 83,500 in the prior year period, primarily due to an increase in registration by military students utilizing TA, which generate a lower revenue per registration than other funding sources. Income from operations before interest and income taxes increased to $18.9 million, or by 39.0%, during the three months ended June 30, 2023 from $13.6 million in the prior year period, an increase of $5.3 million, as a result of the increase in revenue and an overall decrease in expenses as compared to the same period in 2022.

For the six months ended June 30, 2023, the $4.5 million, or 3.2%, increase to approximately $147.5 million in revenue in our APUS Segment was primarily attributable to higher net course registrations. Net course registrations increased 4.0% to approximately 184,500 from approximately 177,400 in the prior year period, primarily due to an increase in registration by military students utilizing TA, which generate a lower revenue per registration than other funding sources. Income from operations before interest and income taxes increased to $36.0 million, or by 34.4%, during the six months ended June 30, 2023 from $26.8 million in the prior year period, an increase of $9.2 million, as a result of the increase in revenue and an overall decrease in expenses as compared to the same period in 2022.

RU Segment

For the three months ended June 30, 2023, the $11.9 million, or 18.7%, decrease to approximately $52.0 million in revenue in the RU Segment was primarily due to a 12.6% decrease in total student enrollment driven by a 22.0% decrease in nursing enrollment as compared to the prior year period, partially offset by tuition increases in certain programs implemented in January 2023. The RU Segment loss from operations for the three months ended June 30, 2023 and 2022 includes goodwill and intangible asset impairment charges and the corresponding tax impacts of $64.0 million and $144.9 million, respectively. The RU Segment loss from operations before interest and income taxes was $77.3 million for the three months ended June 30, 2023, compared to a loss from operations of $146.6 million in the prior year period. Excluding the impairment charges, the RU Segment loss from operations before interest and income taxes was $13.3 million for the three months ended June 30, 2023, compared to a loss from operations before interest and income taxes of $1.7 million in the prior year period.

For the six months ended June 30, 2023, the $21.6 million, or 16.5%, decrease to approximately $109.4 million in revenue in the RU Segment was primarily due to a 12.1% decrease in total student enrollment driven by a 20.0% decrease in nursing enrollment, partially offset by tuition increases in certain programs which took effect in January 2023, as compared to the same period in 2022. The RU Segment loss from operations before interest and income taxes was $90.1 million for the six months ended June 30, 2023, compared to a loss from operations of $145.7 million for the six months ended June 30, 2022. The RU Segment loss from operations for the six months ended June 30, 2023 and 2022 includes goodwill and intangible asset impairment charges and the corresponding tax impacts of $64.0 million and $144.9 million, respectively. Excluding the impairment charges, the RU Segment loss from operations before interest and income taxes was $26.1 million for the three months ended June 30, 2023, compared to a loss from operations before interest and income taxes of $0.8 million in the prior year period.

We believe this decline in total nursing enrollment was caused, in part, by the prior departure of leadership accountable for enrollment and nursing operations and caps on nursing student enrollment at certain RU campuses.

HCN Segment

For the three months ended June 30, 2023, the $2.8 million, or 24.2% increase to approximately $14.3 million in revenue in our HCN Segment was primarily due to year-over-year increase in total student enrollment, as well as a 5% tuition increase implemented during the second quarter. Total student enrollment increased 22.3% to approximately 3,000 students as compared to the same period in 2022. The loss from operations before interest and income taxes was $0.2 million during the three months ended June 30, 2023, compared to a loss from operations before interest and income taxes of $0.6 million in the same period in 2022, a decrease of $0.4 million.

For the six months ended June 30, 2023, the $4.4 million, or 19.0% increase to approximately $27.4 million in revenue in our HCN Segment was primarily due to year-over-year increases in total student enrollment. Total student enrollment increased 16.2%, as compared to the same period in 2022. The loss from operations before interest and income taxes was $1.5 million during the six months ended June 30, 2023, compared to a loss from operations before interest and income taxes of $1.6 million in the same period in 2022, a decrease of $0.1 million.

We believe that the increase in total student enrollment is primarily due to the opening of new campuses, including the Detroit, Michigan campus, which opened in October 2022.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $139.4 million and $129.5 million at June 30, 2023 and December 31, 2022, respectively, representing an increase of $9.9 million, or 7.6%. The increase in cash was primarily due to payments received by APUS from the Army, which totaled approximately $42 million during the first six months of 2023, of which approximately $20.9 million in payments related to periods prior to 2023, and the timing of other receipts and payments. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

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

During the third quarter of 2022, the Army transitioned from the initial version of ArmyIgnitED, a system for soldiers to use to request TA, to ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices from July 30, 2022 until August 29, 2022, which impacted our ability to collect on our accounts receivable and caused our accounts receivable to increase. In early 2023, we experienced an improvement in Army’s processing of current invoices and payments, while continuing to work with the Army on invoices submitted during the transition to ArmyIgnitED 2.0. During the six months ended June 30, 2023, APUS received approximately $42.0 million in payments from the Army as compared to $38.8 million in payments received from the Army during the six months ended June 30, 2022. As of June 30, 2023, approximately $10.6 million, of which $6.1 million is older than 60 days from the course start date, was due from the Army, as compared to $26.0 million due from the Army as of December 31, 2022, of which $16.5 million was older than 60 days from the course start date.

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

Professional fees may continue to be elevated or increase as we continue the integration of RU and GSUSA and continue to evaluate enhancements to our business capabilities, particularly in technology.

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

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum expenses for information technology services over the remaining period is approximately $11.3 million.

We plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. As we continue to develop our transition plans, at this time we estimate that the cost of the transition will be between approximately $1.0 million and $1.5 million for the remainder of 2023, and between approximately $4.0 million and $5.0 million in 2024.

Share Repurchase Program

On March 16, 2023, our Board of Directors confirmed the availability under our existing share repurchase program to repurchase up to approximately $8.0 million of shares of our common stock. We fully expended this $8.0 million as of April 30, 2023 and repurchased a total of 1,335,357 shares of our common stock.

Operating Activities

Net cash provided by operating activities was $28.5 million and $45.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash from operating activities was primarily an increase in negative cash flow from operations in our RU and HCN Segments, and changes in working capital due to the timing of receipts and payments. Accounts receivable at June 30, 2023 decreased approximately $11.9 million compared to December 31, 2022, primarily as a result of improvement in Army’s processing of invoices and payments to APUS. Accounts payable, accrued liabilities, and accrued compensation and benefits at June 30, 2023 were approximately $4.0 million higher than December 31, 2022, primarily due to the timing of payment processing.

Investing Activities

Net cash used in investing activities was $6.6 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively. Investing activities for the six months ended June 30, 2023 include capital expenditures of $6.6 million. For the six months ended June 30, 2022, capital expenditures were $7.3 million, partially offset by net proceeds from the GSUSA Acquisition of $1.9 million and the proceeds from the sale of real property of $0.8 million, respectively.

Financing Activities

Net cash used in financing activities was $12.0 million and $5.9 million for the six months ended June 30, 2023 and 2022, respectively. Financing activities for the six months ended June 30, 2023 include $2.9 million related to the payment of dividends on our preferred stock and $8.0 million used for the repurchase of our common shares, and $1.0 million for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. For the six months ended June 30, 2022, the cash used in financing activities was primarily due to $1.5 million used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants and $4.4 million in principal payments on our long term debt. Due to debt prepayments made in December 2022, no further principal payments are required on our outstanding debt until 2027.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. For a summary of our contractual obligations, please refer to Item 7 of Part II of our Annual Report.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum expenses for information technology services over the remaining period is approximately $11.3 million. We plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors in the future. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Expenses for the fourth quarter of 2022 include $3.9 million in transition fees in connection with the termination of the Collegis marketing services contract as specific transition obligations were completed, and first quarter of 2023 expenses include the remaining $2.4 million in transition service fees, for total non-recurring transition service fees of $6.3 million. We completed the transition of RU marketing in-house to our centralized marketing team during the first quarter of 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2023. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term SOFR on our variable rate indebtedness, we would incur an incremental $1.0 million in interest expense per year, excluding any offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The new interest rate cap agreement, as further discussed in “Note 8 Long Term Debt” included in the Notes to the Consolidated Financial Statements in this Quarterly Report, provides us with interest rate protection in the event the one-month Term SOFR rate increases above 1.78% and has a December 31, 2024 termination date. As of June 30, 2023, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2023. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 1A. Risk Factors

    An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the “Risk Factors” section of our Annual Report and the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. With the exception of the following, there have been no material changes in the risk factors set forth in the “Risk Factors” section of our Annual Report.

RU’s Bloomington, Minnesota ADN program has been adversely impacted by regulatory action and heightened scrutiny as a result of the failure to meet applicable regulatory and accreditor requirements, and further action by regulators and accreditors could result in additional adverse impacts or cause us to have to close the program.

RU’s Bloomington, Minnesota ADN program has been subject to adverse action and heightened scrutiny from regulators as a result of continued failure to meet applicable regulatory and accreditor requirements, and further action by such regulators, which we believe to be reasonably possible, could adversely impact our ability to continue the Bloomington, Minnesota ADN program or potentially the ADN programs at all of RU’s Minnesota campuses, which would have an adverse effect on our results of operations, cash flows, and financial condition. In September 2021, ACEN placed conditions on the Bloomington, Minnesota ADN program’s continued accreditation, requiring it to demonstrate compliance with all applicable accreditation criteria within two years. ACEN conducted a site visit at the Bloomington, Minnesota ADN program for April 2023. In June 2023, ACEN’s site visit team recommended denial of continuing accreditation for the Bloomington, MN ADN program based on the team’s findings that the program did not demonstrate compliance with certain accreditation criteria related to student outcomes. However, RU has an opportunity to respond to this recommendation before the ACEN board makes a decision, and we believe that we have a strong rationale for why continuing accreditation should not be denied for this program. We expect the ACEN board to make a decision in September 2023. If ACEN denies continuing accreditation, RU has the ability to immediately reapply for accreditation with ACEN or with another national nursing accreditor, the first step of which would be candidacy. Due to previously self-imposed enrollment caps, enrollment in this program currently represents approximately 2% of RU’s current total enrollment. If RU is unable to obtain accreditation or candidacy status with ACEN or another national nursing accrediting body, RU would likely have to close its Bloomington, Minnesota ADN program, which would have an adverse impact on RU’s enrollments and RU’s and our results of operations, cash flows, and financial condition.

In addition, a stipulation and consent order with the Minnesota Board of Nursing, or MBN, requires the Bloomington, Minnesota ADN program to among other things reach applicable NCLEX pass rate standards by the end of 2023 and maintain a specified student to faculty ratio in 2023, with a potential penalty up to and including withdrawal of program approval. The student to faculty ratio limit constrains our ability to enroll students based on our ability to attract and retain qualified faculty. RU voluntarily further reduced enrollments in the Bloomington ADN program for new cohorts that started in January 2023, but there can be no assurance that these or other efforts will improve NCLEX scores above the applicable threshold or by the required deadline, if at all, or that the program will be found to be in compliance with the order. As a result of the order, the Minnesota Office of Higher Education, or MOHE, informed RU that it expects RU to identify a clinical site for each student within 50 miles from the student’s home, disclose to potential students that RU may not be able to satisfy the MBN’s order, provide options for students unable to complete the program if the MBN were to withdraw program approval, including a refund option, and provide MOHE with copies of any reports submitted to MBN or ACEN as they become available. The MBN order and MOHE’s related scrutiny could have an adverse impact on our reputation and ability to enroll students, and could result in the closure of the Bloomington, Minnesota ADN program, which would have an adverse impact on RU’s enrollments and RU’s and our results of operations, cash flows, and financial condition.

We may not achieve the anticipated benefits of our cost savings efforts, including reductions in force, and any savings may be offset by increased costs in other areas.

On August 1, 2023, we completed a reduction in force that resulted in the termination of 35 employees and the elimination of 46 open positions across a variety of roles and departments. The reduction in force is expected to result in pre-tax labor and benefit savings in 2023 of approximately $3.8 million, excluding severance costs, and approximately $8.1 million in savings on an annualized basis. The headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. We continue to examine our cost structure for additional opportunities in the near term. We anticipate completing our current review during the third quarter of 2023, and there can be no assurance that we will be successful or recognize the benefits we anticipate from our cost savings efforts. Furthermore, some of the savings anticipated in 2023 will be offset in the short-term by severance and other related costs, and over the long-term may be offset by increases to wages and salaries necessary to remain competitive, or by additional hiring if we determine it is necessary. Reductions in force may also result in increased costs, as opposed to cost savings, including due to associated legal risks, and could distract management and employees. This headcount reduction, together with previous headcount reductions, could also adversely affect employee morale and make it more difficult to hire and retain qualified personnel.

ED’s recently proposed rulemaking on gainful employment requirements could materially and adversely affect our business if finalized.

On May 19, 2023, ED released a notice of proposed rulemaking that would modify regulations related to Title IV participation, including gainful employment requirements, or the GE Proposal. The GE Proposal contemplates two new metrics that ED would use to determine the Title IV eligibility of gainful employment programs. The two metrics are referred to as the debt-to-earnings rates (which include two rates, the discretionary earnings rate and the annual earnings rate) and the earnings premium measure. ED released with the GE Proposal a data set, referred to as the program performance data, or the PPD, that includes calculations of the two metrics. The methodology ED used to produce the PPD differs from the proposed methodology in the GE Proposal because of data limitations, and any final regulation’s methodology may change as compared to the GE Proposal. However, out of the 30 RU programs, 47 APUS programs, and three HCN programs that ED assessed, which includes one program no longer offered at HCN, in the PPD for which gainful employment data was available, six RU programs and three APUS programs failed one or both of the new measures. Programs that fail at least one of the metrics would need to warn students that the program risks losing access to Title IV funding, and programs that fail to meet the metrics twice in a three-year period would lose access to Title IV funding. Under the GE Proposal, the failure of any of our institutions’ programs to meet the required metrics could therefore adversely impact those institutions and programs. At this time, the outcome of the gainful employment rulemaking remains uncertain, and it is difficult to predict whether our institutions’ programs will satisfy any future gainful employment metrics, including whether the programs identified as failing in the PPD will in fact fail or whether other programs will fail or pass. Any final gainful employment requirements would be effective no earlier than July 1, 2024.

ED is conducting and will in the future conduct compliance reviews of our institutions, which could disrupt our institutions’ operations and adversely affect their performance.

ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and the ED OIG regularly conducts audits and investigations of such institutions. ED finalized a Title IV program review of RU in July 2023, and APUS is currently subject to an ongoing Title IV program review.

In September 2022, RU received a program review report from ED with respect to the previously disclosed open program review for the 2015-2016 and 2016-2017 award years. ED asserted 14 findings of noncompliance with Title IV rules, including rules related to Title IV administration, policies, and consumer information and reporting requirements, and the federal work study, Pell Grant, and Federal Supplemental Educational Opportunity Grant programs. The program review report required RU to do a review in connection with the federal work study finding, prepare policies and procedures, return small amounts of funds to two students, provide training, and take other actions in connection with the findings, and to provide a response, which RU timely provided. In July 2023, RU received a final program review report from ED in which ED found that all the findings of noncompliance with Title IV rules had been resolved with a total liability of approximately $4,200 including a de minimis amount of interest associated with the liability.

In July 2023, ED began a program review of APUS’s administration of Title IV programs during the 2021-2022 and 2022-2023 award years that includes a review of compliance with the 90/10 Rule. At this time, we cannot predict the outcome of the APUS program review, when it will be completed, whether there will be any adverse findings in the resulting program review report, what findings there may be related to 90/10 Rule compliance, if any, or whether ED will place any liability or other limitations on APUS as a result of the review.

If the results of compliance reviews or other proceedings are unfavorable to us, our institutions may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions, or other penalties, including the requirement to make refunds. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our institutions, which may materially adversely affect our ability to operate. In addition, even if our institutions adequately address issues raised by an agency review, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews.

HLC moved APUS from the Open Pathway for reaffirmation of accreditation to the Standard Pathway, which will result in a comprehensive site visit occurring for the mid-cycle review in year four of the ten year accreditation cycle instead of a panel review.

HLC has determined to conduct a focused visit at APUS no later than March 2024. Specifically, HLC found potential concerns regarding APUS’s compliance with standards related to program development oversight and program assessment processes as a result of certain courses not being available for students in one program. Pursuant to HLC policy, APUS has transitioned from the Open Pathway to the Standard Pathway because of the decision to conduct a focused visit. As a result of this transition, APUS will be subject to a comprehensive site-visit for the year four mid-cycle review under the Standard Pathway, to take place in 2024-2025. The reaffirmation of accreditation site visit date remains unchanged and will take place 2030-2031.

HLC’s focused visit will result in a written report addressing the topics of concern identified in the action letter calling for the focused visit. The focused visit team report will include a recommendation to accept the report or may call for additional monitoring, sanction, show-cause order, or withdrawal of accreditation. Although APUS would have the opportunity to respond prior to any HLC action on the report, we cannot be sure that the HLC team will not identify deficiencies at APUS during the focused visit or call for negative accreditation-related action against APUS as a result.

RU’s Illinois ADN program has been adversely impacted by regulatory action, including as a result of the failure to meet applicable NCLEX pass rates, and further action by regulators and accreditors could result in additional adverse impacts.

RU’s Illinois ADN program has not met state-established first-time NCLEX benchmarks for three consecutive years. In February 2022, RU’s Illinois ADN program was placed on probationary status by the Illinois Department of Financial and Professional Regulation, or IDFPR, as a result of which RU is required to temporarily reduce admitted students in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. If after two years the pass rate does not satisfy the required standard, the program will be reevaluated by the IDFPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. While we have seen a recent improvement in the RU Illinois ADN program’s first-time NCLEX pass rate, the improved rate may not persist or further improve, and the IDFPR could require us to continue on probationary status, impose additional restrictions on RU’s Illinois ADN program, or determine that the program should be disapproved, which would have an adverse effect on our results of operations, cash flows, and financial condition.

An Illinois statute also requires nursing programs in the state to have achieved accreditation by the end of 2022 in order to meet state approval requirements. RU’s Illinois ADN program has been in candidacy status for initial accreditation with ACEN since July 2020. Although the IDFPR has indicated that candidacy status satisfies this requirement, the IDFPR could change its position. ACEN will not grant accreditation to a program on probationary status with the IDFPR, as RU’s Illinois ADN program is. The current candidacy is set to expire in July 2024. If ACEN ultimately denies initial accreditation and RU is unable to obtain accreditation or candidacy status with another national nursing accrediting body, RU would likely have to close the Illinois ADN program. Illinois HB2509, which is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Regulatory and Legislative Activity” above, may provide a path forward for RU. It could lead to RU’s removal from probation and full ACEN accreditation, providing RU with additional time to improve NCLEX rates. However, there is no assurance that HB2509 will be signed into law, or that if signed, it will benefit RU’s Illinois ADN program as anticipated.

Our institutions may lose eligibility to participate in Title IV programs if their student loan default rates are too high, and our future growth could be impaired as a result.

As described more fully under “Regulatory Environment – Student Financing Sources and Related Regulations/ Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Student Loan Defaults” in our Annual Report, to remain eligible to participate in Title IV programs, an educational institution’s federal student loan cohort default rates must remain below certain specified levels. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Educational institutions will lose eligibility to participate in Title IV programs if their cohort default rate is equal to or greater than 30% for three consecutive years, or if the cohort default rate exceeds 40% for any given year.

Government policies to minimize the adverse economic impact of the COVID-19 pandemic have artificially lowered our institutions’ cohort default rates, which nevertheless may be higher than otherwise expected as a result of the pandemic. Congress and ED implemented a temporary freeze on student loan payments and interest accruals, which means borrowers are less likely to default on their loans and our institutions’ cohort default rates are lower not because borrowers are making timely repayments but because the government is allowing them not to make payments. In June 2023, the Fiscal Responsibility Act was enacted, ending the freeze on payments and interest accruals. Accordingly, interest accrual on federal student loans will resume on September 1, 2023 and payments will be due beginning October 1, 2023, which may lead to an increase in defaults and therefore an increase in our institutions’ cohort default rates.

ED has announced a 12-month “on-ramp” to repayment, running from October 1, 2023 to September 30, 2024, so that financially vulnerable borrowers who miss monthly payments during this period will not be considered delinquent, reported to credit bureaus, placed in default, or referred to debt collection agencies. ED has also announced other actions intended to provide debt relief and support for student loan borrowers, such as instituting a new income-driven repayment plan. However, there can be no assurance that our institutions’ cohort default rates will benefit from these efforts, and the eventual end of the “on-ramp” period may also lead to an increase in defaults.

If one of our institutions loses its eligibility to participate in Title IV programs because of high student loan default rates, students would no longer be eligible to use Title IV program funds at that institution, which would significantly reduce that institution’s enrollments and revenue and cash flows and have a material adverse effect on our results of operations. In addition, if Congress or ED restricts permitted types of default prevention assistance, the default rates of our former students may be negatively impacted. Congress could also increase the measuring period, which could also negatively impact student default rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended June 30, 2023, we repurchased 1,260,357 shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1, 2023	—	$—	—	614,120	$8,024,734
April 1, 2023 - April 30, 2023	1,260,357	6.05	1,260,357	631,499	397,136
May 1, 2023 - May 31, 2023	—	—	—	746,141	397,136
June 1, 2023 - June 30, 2023	—	—	—	746,141	397,136
Total	1,260,357	$6.05	1,260,357	746,141	$397,136

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

(3)During the three month period ended June 30, 2023, we were deemed to have repurchased 1,416 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Amendment Number Three to the American Public Education, Inc. 2017 Omnibus Incentive Plan. (1)
10.2	Amendment Number Three to the American Public Education, Inc. Employee Stock Purchase Plan (2)
10.3	Amendment No. 1 to Credit Agreement, dated June 12, 2023, by and among American Public Education, Inc., Macquarie Capital Funding LLC, as administrative agent for the Lenders. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit filed with the Company’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on May 22, 2023.
(2)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 001-33810) filed with the SEC on June 7, 2023.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	August 8, 2023
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 8, 2023
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)