Form 10-Q
period 2023-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2023-11-07
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of November 3, 2023 was 17,783,615.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of September 30, 2023	As of December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$155,154	$129,458
Accounts receivable, net of allowance of $14,430 in 2023 and $13,328 in 2022	29,046	42,353
Prepaid expenses	14,752	11,409
Income tax receivable	4,173	2,871
Total current assets	203,125	186,091
Property and equipment, net	98,460	100,892
Operating lease assets, net	101,632	108,870
Deferred income taxes	48,666	35,355
Goodwill	59,593	112,593
Intangible assets, net	32,796	54,734
Other assets, net	10,999	16,521
Total assets	$555,271	$615,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,976	$3,808
Accrued compensation and benefits	18,645	15,010
Accrued liabilities	12,205	13,784
Deferred revenue and student deposits	29,243	23,760
Lease liabilities, current	14,207	14,396
Total current liabilities	82,276	70,758
Lease liabilities, long-term	97,289	101,420
Long-term debt, net	94,316	93,151
Total liabilities	273,881	265,329
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2023 and 2022, respectively. ($142,874 and $155,587 liquidation preference per share, $57,150 and $62,235 in aggregate, for 2023 and 2022, respectively) (Note 12)	39,691	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 17,783,615 issued and outstanding in 2023; 18,892,791 issued and outstanding in 2022	178	189
Additional paid-in capital	297,848	292,854
Accumulated other comprehensive income	2,537	3,102
(Accumulated deficit) retained earnings	(58,864)	13,891
Total stockholders’ equity	281,390	349,727
Total liabilities and stockholders’ equity	$555,271	$615,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue	$150,838	$149,535	$447,741	$453,890
Costs and expenses:
Instructional costs and services	73,228	71,817	222,115	215,604
Selling and promotional	33,315	40,917	106,205	116,082
General and administrative	30,885	29,667	96,907	89,179
Impairment of goodwill and intangible assets (Note 6)	—	—	64,000	144,900
(Gain) loss on disposals of long-lived assets	(16)	178	17	962
Depreciation and amortization	7,026	7,982	22,735	24,249
Total costs and expenses	144,438	150,561	511,979	590,976
Income (loss) from operations before interest and income taxes	6,400	(1,026)	(64,238)	(137,086)
Gain on acquisition (Note 3)	—	—	—	3,828
Interest expense, net	(792)	(3,594)	(3,668)	(10,339)
Income (loss) before income taxes	5,608	(4,620)	(67,906)	(143,597)
Income tax expense (benefit)	3,712	(860)	(12,839)	(35,152)
Equity investment loss, net of tax	(5,224)	(2)	(5,233)	(13)
Net loss	$(3,328)	$(3,762)	$(60,300)	$(108,458)
Preferred stock dividends	1,525	—	4,469	—
Net loss available to common stockholders	$(4,853)	$(3,762)	$(64,769)	$(108,458)

Loss per common share:
Basic	$(0.27)	$(0.20)	$(3.55)	$(5.75)
Diluted	$(0.27)	$(0.20)	$(3.54)	$(5.74)
Weighted average number of common shares:
Basic	17,778	18,885	18,230	18,854
Diluted	17,820	18,927	18,294	18,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net loss	$(3,328)	$(3,762)	$(60,300)	$(108,458)
Other comprehensive (loss) income, net of tax:
Unrealized gain on hedging derivatives	274	1,652	1,283	4,091
Tax effect	(84)	(410)	(365)	(1,015)
Unrealized gain on hedging derivatives, net of taxes	190	1,242	918	3,076

Reclassification of gains to net income	(768)	(63)	(2,072)	(63)
Tax effect	235	16	589	16
Reclassifications of gains to net income, net of taxes	(533)	(47)	(1,483)	(47)
Total other comprehensive (loss) income	(343)	1,195	(565)	3,029

Comprehensive loss	$(3,671)	$(2,567)	$(60,865)	$(105,429)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	400	$39,691	18,892,791	$189	$292,854	$3,102	$13,891	$349,727
Preferred Stock dividends	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of common stock under employee benefit plans	—	—	245,638	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(85,023)	(1)	(994)	—	—	(995)
Stock-based compensation	—	—	—	—	2,224	—	—	2,224
Repurchased and retired shares of common stock	—	—	(75,000)	(1)	1	—	(371)	(371)
Other comprehensive loss	—	—	—	—	—	(475)	—	(475)
Net loss	—	—	—	—	—	—	(5,740)	(5,740)
Balance as of March 31, 2023	400	39,691	18,978,406	$190	$294,082	$2,627	$6,323	$342,913
Preferred Stock dividends	—	—	—	—	—	—	(1,487)	(1,487)
Issuance of common stock under employee benefit plans	—	—	53,756	1	(1)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,416)	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Repurchased and retired shares of common stock	—	—	(1,260,357)	(13)	—	—	(7,615)	(7,628)
Other comprehensive gain	—	—			—	253		253
Net loss	—	—			—	—	(51,232)	(51,232)
Balance as of June 30, 2023	400	$39,691	17,770,389	$178	$296,142	$2,880	$(54,011)	$284,880
Preferred Stock dividends	—	—	—	—	—	—	(1,525)	(1,525)
Issuance of common stock under employee benefit plans	—	—	18,140	1	(1)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(4,914)	(1)	(26)	—	—	(27)
Stock-based compensation	—	—	—	—	1,733	—	—	1,733
Other comprehensive loss	—	—	—	—	—	(343)		(343)
Net loss	—	—	—	—	—	—	(3,328)	(3,328)
Balance as of September 30, 2023	400	$39,691	17,783,615	$178	$297,848	$2,537	$(58,864)	$281,390

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	18,709,171	$187	$286,385	$108	$128,932	$415,612
Issuance of common stock under employee benefit plans	—	—	218,512	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(71,331)	(1)	(1,443)	—	—	(1,444)
Stock-based compensation	—	—	—	—	2,356	—	—	2,356
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	1,324	—	1,324
Net income	—	—	—	—	—	—	5,333	5,333
Balance as of March 31, 2022	—	—	18,856,352	$189	$287,295	$1,432	$134,265	$423,181
Issuance of common stock under employee benefit plans	—	—	22,185	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(782)	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	—	2,350	—	—	2,350
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	510	—	510
Net loss	—	—	—	—	—	—	(110,029)	(110,029)
Balance as of June 30, 2022	—	—	18,877,755	$189	$289,635	$1,942	$24,236	$316,002
Issuance of common stock under employee benefit plans	—	—	22,578	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(8,257)	—	(80)	—	—	(80)
Stock-based compensation	—	—	—	—	1,997	—	—	1,997
Other comprehensive gain	—	—	—	—	—	1,195	—	1,195
Net loss	—	—	—	—	—	—	(3,762)	(3,762)
Balance as of September 30, 2022	—	—	18,892,076	$189	$291,552	$3,137	$20,474	$315,352

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Operating activities
Net loss	$(60,300)	$(108,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,735	24,249
Amortization of debt issuance costs	1,240	1,937
Stock-based compensation	6,025	6,703
Equity investment loss, net of tax	5,233	13
Deferred income taxes	(13,311)	(38,916)
Loss on disposals of long-lived assets	17	962
Impairment of goodwill and intangible assets	64,000	144,900
Gain on acquisition	—	(3,828)
Other	—	16
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	13,307	12,781
Prepaid expenses	(3,343)	279
Income tax receivable/payable	(1,302)	1,141
Operating leases, net	3,003	1,236
Other assets	(351)	210
Accounts payable	4,168	(5,232)
Accrued compensation and benefits	3,635	3,437
Accrued liabilities	(1,582)	6,975
Deferred revenue and student deposits	5,483	3,840
Net cash provided by operating activities	48,657	52,245
Investing activities
Cash received from acquisition, net of cash paid	—	1,951
Capital expenditures	(9,505)	(10,905)
Proceeds from the sale of real property	123	765
Net cash used in investing activities	(9,382)	(8,189)
Financing activities
Cash paid for repurchase of common stock	(9,028)	(1,534)
Preferred stock dividends paid	(4,466)	—
Cash paid for principal on borrowings and finance leases	(85)	(6,649)
Net cash used in financing activities	(13,579)	(8,183)
Net increase in cash, cash equivalents, and restricted cash	25,696	35,873
Cash, cash equivalents, and restricted cash at beginning of period	129,458	149,627
Cash, cash equivalents, and restricted cash at end of period	$155,154	$185,500

Supplemental disclosure of cash flow information
Interest paid	$7,863	$8,747
Income taxes paid	$1,551	$3,392

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other.” These adjustments include unallocated corporate activity and eliminations, and the operational activities of GSUSA. GSUSA operates as a stand-alone subsidiary of APEI, but does not meet the quantitative thresholds to qualify as a reportable segment, and does not have other requisite characteristics as a reportable segment. Therefore, GSUSA’s results are combined and presented within “Corporate and Other.”

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

Unaudited Interim Consolidated Financial Information

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.3 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.7 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, excluding the restricted certificates of deposit, was $2.3 million and $2.0 million, respectively. Total restricted cash as of September 30, 2023 and December 31, 2022 was $27.3 million and $26.9 million, respectively.

Cash and cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
Cash, cash equivalents, and restricted cash	$155,154	$129,458
Less: restricted cash	(27,295)	(26,939)
Total unrestricted cash	$127,859	$102,519

Investments

The Company accounts for its equity method and cost method investments under FASB ASC 321, Investments - Equity Securities. The Company periodically evaluates its equity method investment for indicators of an other-than-temporary impairment. Factors the Company considers when evaluating for an other-than-temporary impairment include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity investment loss, net of tax, and the equity investment balance is reduced to its fair value.

For each reporting period, the Company evaluates its cost method investments for observable price changes. Factors the Company may consider when evaluating an observable price change may include significant changes in the regulatory, economic or technological environment, changes in general market conditions, bona fide offers to purchase or sell similar investments, and other criteria.
Management must exercise significant judgment in evaluating the potential impairment of its equity and cost method investments.
The Company evaluated its equity method and cost method investments for impairment as of September 30, 2023, and concluded the fair value of a cost method investment was less than its carrying amount. As a result, the Company recorded an investment loss of $5.2 million, net of tax, during the three months ended September 30, 2023. This investment loss is included in equity investment loss, net of tax, in the Consolidated Statements of Income and is due to the investee entering into an agreement to be sold which will result in no sales proceeds to the Company. The investment loss recorded eliminated the difference between the fair value and the book value of the cost method investment. There were no indicators of impairment during the three and nine months ended September 30, 2022. The Company’s equity method and cost method investments are included in Other assets, net on the accompanying Consolidated Balance Sheets. As of September 30, 2023, the aggregate carrying amount of the Company’s investments accounted for under ASC 321 was approximately $3.3 million.

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
The Company annually assesses goodwill for impairment in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

Finite-lived intangible assets acquired in business combinations are recorded at fair value on their acquisition date and are amortized on a straight-line basis over the estimated useful life of the asset.

The Company reviews its intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, an impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets.

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

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Instructional costs and services	$176	$229	$713	$1,096
Selling and promotional	(25)	302	392	814
General and administrative	1,582	1,466	4,920	4,793
Total stock-based compensation expense	$1,733	$1,997	$6,025	$6,703

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2023 and 2022, the Management Development and Compensation Committee of the Board approved an annual incentive arrangement for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three months ended September 30, 2023, the Company recognized an aggregate benefit associated with the Company’s current year annual incentive-based compensation plans of approximately $0.7 million compared to an aggregate expense of approximately $0.4 million during the three months ended September 30, 2022. During the nine months ended September 30, 2023, the Company recognized an aggregate expense of approximately $3.2 million compared to an aggregate expense of approximately $2.9 million during the nine months ended September 30, 2022.

Income Taxes

The Company has historically calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to income before income taxes for the period, adjusted for discrete items. For the three and nine months ended September 30, 2023, the Company has elected to utilize the actual effective tax rate as allowed by FASB ASC 740, Accounting for Income Taxes. The Company calculated the interim tax provision for the three and nine months ended September 30, 2023, as if it was the annual period and determined the income tax expense or benefit on that basis. The Company believes that the actual effective tax rate for the three and nine months ended September 30, 2023, is a better estimate than the annual effective tax rate, as the annual effective tax rate method is highly sensitive to insignificant changes to estimated annual tax expense.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. All ASUs issued subsequent to the filing of the Annual Report on March 14, 2023, were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Acquisition Activity

Acquisition of Graduate School USA

On January 1, 2022, or the GSUSA Closing Date, the Company completed the acquisition of GSUSA, or the GSUSA Acquisition, pursuant to an Asset Purchase Agreement dated August 10, 2021, by and between American Public Training LLC, and Graduate School USA, or the Seller, for an aggregate purchase price of $1.0 million, subject to working capital adjustments. At closing, the Company received approximately $1.9 million from the Seller, which represented the estimated net working capital at closing net of an initial cash payment to the Seller of $0.5 million, which was the purchase price less $0.5 million retained by the Company to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing, and additional adjustments to the estimated net working capital at closing.

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

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended September 30, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$75,879	$43,743	$11,761	$8,618	$140,001
Graduation fees	381	—	—	—	381
Textbook and other course materials	—	7,707	1,796	—	9,503
Other fees	146	623	184	—	953
Total Revenue	$76,406	$52,073	$13,741	$8,618	$150,838

	Three Months Ended September 30, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$68,173	$50,973	$9,619	$7,843	$136,608
Graduation fees	374	—	—	—	374
Textbook and other course materials	—	9,814	1,631	—	11,445
Other fees	188	761	159	—	1,108
Total Revenue	$68,735	$61,548	$11,409	$7,843	$149,535

	Nine Months Ended September 30, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$222,224	$135,452	$34,858	$21,142	$413,676
Graduation fees	1,138	—	—	—	1,138
Textbook and other course materials	—	24,304	5,794	—	30,098
Other fees	579	1,755	495	—	2,829
Total Revenue	$223,941	$161,511	$41,147	$21,142	$447,741

	Nine Months Ended September 30, 2022
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$210,094	$160,213	$29,082	$15,187	$414,576
Graduation fees	1,089	—	—	—	1,089
Textbook and other course materials	—	29,906	4,917	—	34,823
Other fees	546	2,419	437	—	3,402
Total Revenue	$211,729	$192,538	$34,436	$15,187	$453,890

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of September 30, 2023 and December 31, 2022.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at September 30, 2023 was $29.2 million and included $18.0 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $11.2 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2022 was $23.8 million and included $13.0 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.8 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

Note 5. Leases

The Company’s principal leasing activities include leases for facilities, which are classified as operating leases, and, as a result of the GSUSA Acquisition, leases for copiers and printers, which are classified as finance leases.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine months ended September 30, 2023 was $5.3 million and $15.7 million, respectively, compared to $5.0 million and $15.1 million for the three and nine months ended September 30, 2022, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine months ended September 30, 2023 was $5.0 million and $15.2 million, respectively, compared to $4.8 million and $14.7 million for the three and nine months ended September 30, 2022, respectively, and is included in operating cash flows.

Finance Leases

In connection with the GSUSA Acquisition, the Company acquired leases for copiers and printers that are classified as finance leases and expire on December 31, 2024. The Company pledged the assets financed to secure the outstanding leases. As of September 30, 2023, the total finance lease liability was $0.1 million, with an average interest rate of 3.75%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $27,000 and $81,000 for the three and nine months ended September 30, 2023 and 2022, respectively, and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of September 30, 2023 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2023 (remaining)	$4,832	$28
2024	18,345	113
2025	16,765	—
2026	15,844	—
2027	15,653	—
2028	14,228	—
2029 and beyond	52,408	—
Total future minimum lease payments	$138,075	$141
Less: imputed interest	(26,716)	(4)
Present value of operating lease liabilities	$111,359	$137
Less: lease liabilities, current	(14,098)	(109)
Lease liabilities, long-term	$97,261	$28

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$14,098
Finance lease liabilities, current	109
Long-term:
Operating lease liabilities, long-term	97,261
Finance lease liabilities, long-term	28
Total lease liabilities	$111,496

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	8.52
Finance leases	1.25
Weighted average discount rate:
Operating leases	4.5%
Finance leases	3.8%

Note 6. Goodwill and Intangible Assets

    In connection with its acquisitions, the Company has applied FASB ASC 805 using the acquisition method of accounting. The Company recorded $217.4 million and $38.6 million of goodwill in connection with the RU and HCN acquisitions, respectively, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company recorded non-cash impairment charges in 2022 and 2023 for RU, and 2016 and 2019 for HCN, reducing the carrying value of RU and HCN goodwill to $33.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA.

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which include trade name, accreditation, licensing, and Title IV, and affiliate agreements. The Company recorded non-cash impairment charges in 2022 and 2023, reducing the carrying value of RU identified intangible assets with an indefinite useful life to $24.5 million. There were no indefinite useful life intangible assets identified as a result of the GSUSA Acquisition. There are no indefinite-lived intangible assets in the APUS Segment.

The Company recorded $35.5 million, $4.4 million and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. There are no definite-lived intangible assets in the APUS Segment. The Company recorded amortization expense related to definite lived intangibles assets of approximately $3.0 million and $10.9 million for the three and nine months ended September 30, 2023, respectively, compared to $4.0 million and $11.9 million for the three and nine months ended September 30, 2022, respectively.

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company annually assesses goodwill for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

During the three months ended June 30, 2023, the Company completed a qualitative assessment of RU and HCN Segment goodwill to determine if an interim goodwill impairment testing was necessary. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions. The Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount resulting from RU’s underperformance when compared to 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and the Company’s market value. There were no indicators of impairment at HCN. As a result, the Company completed a quantitative impairment test related to the valuation of its RU Segment goodwill during the second quarter of 2023. The implied fair value of RU Segment goodwill was calculated and compared to the recorded value. As a result, the Company recorded a non-cash impairment charge of $53.0 million, and the corresponding tax impact of $15.8 million to reduce the carrying value of RU Segment goodwill to $33.0 million. The impairment charge recorded eliminated the difference between the fair value and book value of RU Segment goodwill.

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

During the three months ended September 30, 2023 the Company performed a qualitative analysis for the RU and HCN Segments’ goodwill and indefinite-lived intangible assets. As part of the analysis, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill for the RU and HCN Segments for the three months ended September 30, 2023, the Company concluded it was more likely than not that the fair value of the RU and HCN Segments was more than the carrying value and therefore no quantitative impairment test and no impairment charge was necessary.

During the three months ended June 30, 2022, the Company completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount as a result of circumstances that included RU’s performance to date against 2022 internal targets and overall 2022 financial performance to date. There were no indicators of impairment at HCN. Therefore, the Company proceeded with a quantitative impairment test related to the valuation of its RU Segment goodwill during the second quarter of 2022. The implied fair value of goodwill was calculated and compared to the recorded goodwill. As a result, during the second quarter of 2022, the Company recorded a non-cash impairment charge of $131.4 million, and the corresponding tax impact of $36.0 million, to reduce the carrying value of RU Segment goodwill. The impairment charge recorded eliminated the difference between the fair value and book value of RU Segment goodwill.

Further, during the three months ended June 30, 2022, the Company also evaluated events and circumstances related to the valuation of its intangible assets recorded within the RU and HCN Segments to determine if there were indicators of impairment. These evaluations concluded there were indicators of impairment during the second quarter of 2022 of RU Segment intangible assets. There were no indicators of impairment at HCN. As a result, during the second quarter of 2022, the Company recorded a non-cash impairment charge of $13.5 million to reduce the carrying value of RU Segment accreditation, licensing, and Title IV indefinite-lived intangible assets. The impairment charge recorded eliminated the difference between the fair value of the accreditation, licensing, and Title IV indefinite lived intangible assets, and its book value.

In total, during the three months ended June 30, 2022, the Company recorded non-cash impairment charges of $144.9 million related to RU Segment goodwill and intangible assets, and $36.0 million related to the corresponding tax impact.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2023 (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2021	$—	$216,923	$26,563	$243,486
Goodwill acquired	—	—	—	—
Impairment	—	(131,400)	—	(131,400)
Adjustments	—	507	—	507
Goodwill as of December 31, 2022	$—	$86,030	$26,563	$112,593
Goodwill acquired	—	—	—	—
Impairment	—	(53,000)	—	(53,000)
Goodwill as of September 30, 2023	$—	$33,030	$26,563	$59,593

The following table represents the balance of the Company’s intangible assets as of September 30, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	10,219	—	4,344
Student and customer contracts and relationships	4,614	4,391	—	223
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	20	—	8
Total finite-lived intangible assets	$40,826	$36,251	$—	$4,575
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$36,251	$26,500	$32,796

The following table represents the balance of the Company’s intangible assets as of December 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$13,333	$—	$6,667
Curricula	14,563	6,680	—	7,883
Student contracts and relationships	4,614	4,168	—	446
Lead conversions	1,500	1,000	—	500
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	11	—	17
Total finite-lived intangible assets	$40,826	$25,313	$—	$15,513
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	15,500	10,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	15,500	39,221
Total intangible assets	$95,547	$25,313	$15,500	$54,734

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Loss per common share
Net loss	$(3,328)	$(3,762)	$(60,300)	$(108,458)
Preferred Stock Dividend	1,525	—	4,469	—
Net loss available to common shareholders	$(4,853)	$(3,762)	$(64,769)	$(108,458)
Basic weighted average shares outstanding	17,778	18,885	18,230	18,854
Loss per common share	$(0.27)	$(0.20)	$(3.55)	$(5.75)

Diluted loss per common share
Net loss available to common shareholders	$(4,853)	$(3,762)	$(64,769)	$(108,458)
Basic weighted average shares outstanding	17,778	18,885	18,230	18,854
Effect of dilutive restricted stock and options	42	42	64	52
Diluted weighted average shares outstanding	17,820	18,927	18,294	18,906
Diluted loss per common share	$(0.27)	$(0.20)	$(3.54)	$(5.74)

The table below reflects a summary of securities that could potentially dilute basic loss per common share in future periods that were not included in the computation of diluted loss per share because the effect would have been antidilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock options	163,382	135,597	163,382	135,597
Restricted shares	894,703	613,074	895,152	581,042
Total antidilutive securities	1,058,085	748,671	1,058,534	716,639

Note 8. Long-Term Debt

In connection with the acquisition of RU, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, which together with the Term Loan is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the acquisition of RU, was fully funded on September 1, 2021, the closing date of the acquisition of RU, and is presented net of deferred financing fees on the

Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of September 30, 2023 and December 31, 2022, the remaining unamortized deferred financing fees were $4.7 million and $5.9 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2023 and December 31, 2022.

In June 2023, in connection with the cessation of publication of the London Interbank Offered Rate, or LIBOR, the Credit Agreement was amended to change the applicable floating index rate at which interest on borrowings under the Facilities would accrue from LIBOR to Term Secured Overnight Financing Rate, or Term SOFR (as defined in the Credit Agreement, as amended), a forward-looking term rate. Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term SOFR (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI and subject to a 0.75% floor after giving effect to such adjustment) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of September 30, 2023, the Facilities borrowing rate was 10.95%, excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

In December 2022, APEI made prepayments totaling $65.0 million on the Term Loan. With this prepayment, APEI is not required to make quarterly principal payments on the Term Loan until payment of the outstanding principal amount at maturity in September 2027.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.0 to 1.0. As of September 30, 2023, APEI was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock, please refer to “Note 12. Preferred Stock” in these Consolidated Financial Statements.

Long-term debt consists of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
Credit agreement	$99,063	$99,063
Deferred financing fees	(4,747)	(5,912)
Total debt	94,316	93,151

Less: Current portion	—	—
Long-Term Debt	$94,316	$93,151

Scheduled maturities of long-term debt at September 30, 2023 are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	$99,063
Total	$99,063

Derivatives and Hedging

The Company is subject to interest rate risk, including because all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. This interest rate cap agreement, designated as a cash flow hedge, provided the Company with interest rate protection in the event LIBOR exceeded 2.0%. The interest rate cap was effective October 1, 2021, and was scheduled to expire on January 1, 2025.

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

As of September 30, 2023 and December 31, 2022, the fair value of the interest rate cap totaled $3.7 million and $4.5 million, respectively, and was recorded in Other assets, net on the Consolidated Balance Sheets. The unrealized gain for the three and nine months ended September 30, 2023, of $0.3 million and $1.3 million, respectively, net of taxes, is included in accumulated other comprehensive income. During the three and nine months ended September 30, 2023, the Company reclassified $0.8 million and $2.1 million, respectively, from other comprehensive income to interest expense. During the three and nine months ended September 30, 2022, the Company reclassified $0.1 million from other comprehensive income to interest expense. The Company estimates that approximately $1.1 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

Note 9. Segment Information

The Company has three reportable segments: the APUS Segment, the RU Segment, and the HCN Segment. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment and does not have other requisite characteristics as a reportable segment, therefore, its operational activities are presented below within “Corporate and Other.” Adjustments to reconcile segment results to the Consolidated Financial Statements, including unallocated corporate activity and eliminations, are also included in “Corporate and Other.”

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$76,406	$68,735	$223,941	$211,729
RU Segment	52,073	61,548	161,511	192,538
HCN Segment	13,741	11,409	41,147	34,436
Corporate and Other	8,618	7,843	21,142	15,187
Total Revenue	$150,838	$149,535	$447,741	$453,890
Depreciation and amortization:
APUS Segment	$1,316	$1,573	$4,007	$4,860
RU Segment	5,229	6,015	17,351	18,254
HCN Segment	314	248	927	693
Corporate and Other	167	146	450	442
Total Depreciation and amortization	$7,026	$7,982	$22,735	$24,249
Income (loss) from operations before interest and income taxes:
APUS Segment	$21,948	$12,532	$57,963	$39,338
RU Segment	(10,570)	(7,900)	(100,708)	(153,562)
HCN Segment	(641)	(1,392)	(2,179)	(3,017)
Corporate and Other	(4,337)	(4,266)	(19,314)	$(19,845)
Total income (loss) from operations before interest and income taxes	$6,400	$(1,026)	$(64,238)	$(137,086)
Interest income (expense):
APUS Segment	$728	$69	$1,557	$146
RU Segment	10	30	11	38
HCN Segment	26	5	68	10
Corporate and Other	(1,556)	(3,698)	(5,304)	$(10,533)
Total Interest expense, net	$(792)	$(3,594)	$(3,668)	$(10,339)
Income tax expense (benefit):
APUS Segment	$5,969	$(3,557)	$15,689	$11,628
RU Segment	(635)	(2,183)	(22,813)	(38,564)
HCN Segment	(271)	66	(456)	(816)
Corporate and Other	(1,351)	4,814	(5,259)	(7,400)
Total Income tax expense (benefit)	$3,712	$(860)	$(12,839)	$(35,152)
Capital expenditures:
APUS Segment	$1,243	$811	$2,892	$2,209
RU Segment	214	1,942	3,499	6,860
HCN Segment	331	776	1,363	1,666
Corporate and Other	1,164	67	1,751	170
Total Capital Expenditures	$2,952	$3,596	$9,505	$10,905

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
Assets:
APUS Segment	$93,918	$113,551
RU Segment	220,819	300,625
HCN Segment	59,491	59,820
Corporate and Other	181,043	141,060
Total Assets	$555,271	$615,056

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

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
DoD tuition assistance programs	46%	45%	47%	46%
VA education benefits	23%	22%	22%	21%
Title IV programs	18%	19%	17%	19%
Cash and other sources	13%	14%	14%	14%
A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Title IV programs	76%	74%	75%	74%
Cash and other sources	22%	24%	23%	24%
VA education benefits	2%	2%	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Title IV programs	79%	80%	79%	80%
Cash and other sources	20%	18%	20%	18%
VA education benefits	1%	2%	1%	2%

Note 12. Preferred Stock

On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.

The Series A Senior Preferred Stock has cumulative dividends that accrue daily at the initial annual rate, which is equal to SOFR (selected by the Company for each divided period), plus 10.00%, or an initial rate of 14.55% for the first dividend period, a three-month dividend period. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6.00% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of September 30, 2023, the dividend rate was 15.39% based on a three-month dividend period. Dividend periods will be monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates using a three-month period. Dividends will be paid, after declaration by the Company’s Board of Directors, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the three and nine months ended September 30, 2023, $1.5 million and $4.5 million, respectively, of dividends were declared and paid on the Series A Senior Preferred Stock.

The Series A Senior Preferred Stock has no stated maturity, is not convertible, is not subject to any mandatory redemption, sinking fund or other similar provisions, and will remain outstanding unless redeemed at the Company’s option. The Company has the right to redeem the Series A Senior Preferred Stock pro rata in whole or in part at the price per share equal to the liquidation preference, or the Liquidation Preference, plus any applicable early premium amount noted in the Certificate of Designation and Purchase Agreement.

The Liquidation Preference of $57.2 million and $62.2 million as of September 30, 2023 and December 31, 2022, respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of September 30, 2023 and December 31, 2022, the make-whole payment included in the Liquidation Preference was $14.2 million and $19.3 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025, at which time it will be eliminated. Events of default trigger an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The following table lists the components of the liquidation preference for the periods presented below (in thousands):

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,072	$40,069
Make whole payment	14,163	19,251
Early redemption premium	2,915	2,915
Liquidation Preference	$57,150	$62,235

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•changes in and our ability to comply with the extensive regulatory framework applicable to our industry, including the 90/10 Rule, as well as state law and regulations and accrediting agency requirements, and the expected impacts of any non-compliance;
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

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 106,300 students worldwide through American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, and career learning through Graduate School USA, or GSUSA. These subsidiary institutions are purpose-built to deliver inclusive, high-quality education that empowers learners to achieve their ambitions, serve their communities, and realize a return on their educational investment. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN, are certified by ED to participate in Title IV programs.

Acquisitions

On January 1, 2022, or the GSUSA Closing Date, our wholly owned subsidiary, American Public Training LLC, completed our acquisition, or the GSUSA Acquisition, of substantially all the assets of Graduate School USA, or the Seller, for $1.0 million, subject to working capital adjustments. At closing, we received approximately $1.9 million from the Seller, which represents the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million, which is the purchase price less $0.5 million we retained to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing and additional adjustments to the estimated net working capital at closing.

For more information on the GSUSA Acquisition, please refer to, “Note 3. Acquisition Activity” included in the Notes to the Consolidated Financial Statements in our Annual Report and in this Quarterly Report.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 90,000 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public

University, or APU. As of September 30, 2023, approximately 66% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to over 13,500 students at its 22 campuses in six states and online. As of September 30, 2023, approximately 5,700 students are pursuing nursing degrees at RU, approximately 90% of whom are enrolled in RU’s pre-licensure nursing degree programs.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 2,800 students at eight campuses in three states. All of HCN’s students are enrolled in its pre-licensure nursing degree programs.

•American Public Training LLC, referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce, through a catalog of over 300 courses specializing in foundational and continuing professional development, as well as leadership training to advance the performance of government agencies through the competency and career advancement of their employees. GSUSA operational activities are presented within “Corporate and Other.”

Tuition Increases

In April and July 2023, APUS implemented tuition and fee increases for its non-military and veteran students. Even with these tuition and fee increases, we believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented tuition increases, which took effect on January 3, 2023, for select programs to help offset the increased cost of delivering a quality education, and HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs to offset the increased cost of delivering a quality, competitive education.

Cost and Expense Reductions

During the three months ended September 30, 2023, we completed a reduction in force that resulted in the termination of 74 employees and the elimination of 57 open positions across a variety of roles and departments at APEI, RU, HCN and GSUSA. The headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. We incurred an aggregate of approximately $3.0 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force, all of which were incurred in the third quarter of 2023. The reduction in force is expected to result in pre-tax labor and benefit savings in 2023 of approximately $6.2 million, excluding severance costs, or approximately $15.5 million in savings on an annualized basis.

In November 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments representing approximately 5.8% of our non-faculty workforce. We incurred an aggregate of approximately $3.1 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force, all of which were incurred in the fourth quarter of 2022. The reduction in force resulted in pre-tax labor and benefit savings of approximately $2.3 million in 2022.

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

Regulatory and Legislative Activity

The Accreditation Commission for Education in Nursing, or ACEN, accredits certain RU Practical Nursing, or PN, and Associate Degree in Nursing, or ADN, programs at certain RU campuses. In September 2021, ACEN granted RU’s ADN program in Bloomington, Minnesota continued accreditation with conditions, requiring it to demonstrate compliance with all applicable accreditation criteria within two years. In June 2023, ACEN’s site visit team recommended denial of continuing accreditation for the program based on the team’s findings that the program did not demonstrate compliance with certain accreditation criteria related to student outcomes. RU thereafter responded to the recommendation detailing RU’s belief that good cause existed not to deny continuing accreditation. On October 6, 2023, RU received notice from ACEN that the ACEN board had granted continuing accreditation for good cause until September 2024. ACEN also requested a follow-up report for good cause to be submitted in advance of a required follow-up site visit in spring 2024 due to a finding of non-compliance related to an alleged lack of evidence that the program implements actions based on data analysis to improve the program completion rate. In conjunction with the spring 2024 follow-up visit, the ACEN board will also conduct a focused visit due to a complaint received by ACEN related to student clinical preparation and graduate clinical performance. If the ACEN board grants continuing accreditation following its review of the follow-up report and spring 2024 site visit report, the next evaluation visit will be scheduled for spring 2031. If the ACEN board denies continuing accreditation following its review of the report and the spring 2024 visit, the program can apply for an additional year of continuing accreditation for good cause. In August 2023, RU decided to voluntarily pause new enrollments beginning in November 2023. Due to previously self-imposed enrollment caps in this program and the pause on new enrollments, enrollment in the Bloomington, MN ADN program currently represents less than 2% of RU’s current total enrollment. If RU is unable to obtain accreditation or candidacy status with ACEN or another nursing accreditor, RU would likely have to close its Bloomington, Minnesota ADN program, which would have an adverse impact on RU’s enrollments and RU’s and our results of operations, cash flows, and financial condition.

The State of Illinois enacted legislation in August 2023, which takes effect January 1, 2024, that we believe could positively impact RU ADN program in Illinois by providing the program with additional time to improve National Council Licensure Examination, or NCLEX, pass rates. The legislation changes the Illinois NCLEX pass rate requirements from a one-year measurement based on first attempts only to a three-year average that includes all test attempts. It also temporarily removes all nursing programs from probationary status for a period of three years. The resulting removal from probationary status of RU’s Illinois ADN program may be viewed favorably by ACEN or another nursing program accreditor and may result in RU’s Illinois ADN program obtaining ACEN accreditation following a site visit in February 2024, which we also believe will allow RU to be deemed to have met Illinois’ requirement for its Illinois ADN program to have achieved accreditation by the end of 2022 in satisfaction of state approval requirements.

ED recently released a final rule amending and expanding the current financial responsibility, administrative capability, and certification regulations, which takes effect July 1, 2024. Under the amended regulations, institutions will be required to meet additional financial responsibility criteria and must report certain “financial responsibility” events to ED. In addition, ED may find that an institution has failed the administrative capability requirements if it: does not provide adequate financial aid counseling or career services; has been subject to a negative action by a state or federal agency, court, or accreditor; fails to verify high school diplomas; or does not timely place students in clinical or externship opportunities. ED may require institutions that fail to meet these financial responsibility and administrative capability criteria to participate in Title IV programs under a provisional certification or submit financial protection. ED may also impose additional requirements on the institution’s participation in Title IV programs, such as restrictions on enrollment, addition of new programs, or acquisitions.

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

In September 2023, ED released final official cohort default rates for institutions for federal fiscal year 2020, with ED reporting a zero percent cohort default rate for APUS, RU and HCN. These rates were favorably impacted by regulatory relief provided in connection with the COVID-19 pandemic pursuant to which borrowers with Title IV program student loans were not required to make payments. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.
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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in “Corporate and Other.” These adjustments include unallocated corporate activity and eliminations, and the operational activities of GSUSA.

Summary of Results

Consolidated revenue for the three months ended September 30, 2023 increased to $150.8 million from $149.5 million, or by 0.9%, compared to the prior year period. Our net loss for the three months ended September 30, 2023 was $3.3 million, compared to a net loss of $3.8 million in the prior year period, an increase of $0.4 million. The results for the three months ended September 30, 2023, include a non-cash investment loss of $5.2 million, net of tax, on one of our cost method equity investments, due to the investee entering into an agreement to be sold which will result in no sales proceeds. Our operating margins increased to 4.2% for the three months ended September 30, 2023, compared to negative 0.7% in the prior year period.

Consolidated revenue for the nine months ended September 30, 2023, decreased to $447.7 million from $453.9 million, or by 1.4%, compared to the prior year period. Results for the nine months ended September 30, 2023, include a non-cash impairment charge of $64.0 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact, and a non-cash investment loss of $5.2 million, net of tax, on one of our cost method investments in Corporate and Other. Results for the nine months ended September 30, 2022, include a non-cash impairment charge of $144.9 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact. Our operating margins increased to negative 14.3% for the nine months ended September 30, 2023 from negative 30.1% in the prior year period. Our net loss for the nine months ended September 30, 2023, was $60.3 million, compared to net loss of $108.5 million in the prior year period, a decrease of $48.2 million. Excluding the impact of the non-cash impairment charges, for the nine months ended September 30, 2023 and 2022, our operating margin was negative 0.1% and positive 1.7%, respectively, and our net loss was $6.9 million, compared to net income of $0.4 million in the prior year period. The net loss for the nine months ended September 30, 2023, includes a non-cash investment loss of $5.2 million, net of tax.

APUS net course registrations for the three months ended September 30, 2023, increased to approximately 92,300 from approximately 85,800, an increase of 6,500, or 7.6%, compared to the prior year period. APUS Segment revenue for the three months ended September 30, 2023, increased to $76.4 million from $68.7 million, or by 11.2%, compared to the prior year period. The revenue increase for the period was greater than the increase in net course registrations due to the April and July tuition and fee increases. APUS net course registrations for the nine months ended September 30, 2023, increased to approximately 276,900 from approximately 263,200, or approximately 5.2%. APUS Segment revenue nine months ended September 30, 2023, increased to $223.9 million from $211.7 million, or by 5.8%, compared to the prior year period. During the nine month period, the impact of the April and July tuition and fee increases was partially offset by a change in student mix to more students that utilize military TA at a lower revenue per net course registration. For the three months ended September 30, 2023, APUS Segment operating margins increased to 28.7% from 18.2% in the prior year period and increased to 25.9% from 18.6% for the nine months ended September 30, 2023, compared to the prior year period.

RU total enrollment for the three months ended September 30, 2023, decreased to approximately 13,500 from approximately 15,000, a decrease of 1,500, or 10.0%, compared to the prior year period. RU Segment revenue for the three months ended September 30, 2023, decreased to $52.1 million from $61.5 million, or by 15.4%, compared to the prior year period. RU total enrollment for the nine months ended September 30, 2023, decreased 11.5%, as compared to the prior year period. RU Segment revenue for the nine months ended September 30, 2023, decreased to $161.5 million from $192.5 million, or by 16.1%, compared to the prior year period. In both periods, the revenue decrease was greater than the enrollment decrease due to a change in student mix to more online students that have lower revenue per enrollment, partially offset by tuition increases implemented in January 2023. RU Segment operating margins decreased to negative 20.3% from negative 12.8% for the three months ended September 30, 2023, and improved to negative 62.4% for the nine months ended September 30, 2023, from negative 79.8% in the prior year period.
HCN total enrollment for the three months ended September 30, 2023, increased to approximately 2,800 from approximately 2,400, an increase of approximately 400, or 17.0%, compared to the prior year period. HCN Segment revenue for the three months ended September 30, 2023, increased to $13.7 million from $11.4 million, or by 20.4%, compared to the prior year period. HCN total enrollment for the nine months ended September 30, 2023, increased approximately 16.4%, as compared to the prior year period. HCN Segment revenue for the nine months ended September 30, 2023, increased to $41.1 million from $34.4 million, or by 19.5%, compared to the prior year period. In both periods, the revenue increase was greater than the enrollment increase due to tuition increases in the second quarter of 2023. For the three months ended September 30, 2023, HCN Segment operating margins improved to negative 4.7% from negative 12.2% in the three months ended September 30, 2022. For the nine months ended September 30, 2023, HCN Segment operating margins improved to negative 5.3% from negative 8.8% in the prior year period.

Critical Accounting Policies and Use of Estimates

Goodwill and indefinite-lived intangible assets. Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. In connection with our acquisitions of RU and HCN, we recorded $217.4 million and $38.6 million of goodwill, respectively, in our RU and HCN Segments. The Company recorded non-cash impairment charges in 2022 and 2023 for RU, and 2016 and 2019 for HCN, reducing the carrying value of RU and HCN Segment goodwill to $33.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA reported in Corporate and Other, and there is no goodwill in our APUS Segment.

In addition to goodwill, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, in our RU and HCN Segments, which include intangible assets related to trade name, accreditation, licensing, and Title IV, and affiliate agreements. The Company recorded non-cash impairment charges in 2022 and 2023, reducing the carrying value of RU identified intangible assets with an indefinite useful life to $24.5 million. There were no indefinite useful life intangible assets identified as a result of the acquisition of GSUSA reported in Corporate and Other. There are no indefinite-lived intangible assets in our APUS Segment.

We recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN, and GSUSA, respectively, reported in our RU and HCN Segments, and in Corporate and Other. There are no definite-lived intangible assets in our APUS Segment.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The process of evaluating goodwill and indefinite-lived intangible assets for impairment is subjective and requires significant judgment and estimates. When performing an optional qualitative analysis, we consider many factors, including general economic conditions, industry and market conditions, certain cost factors, financial performance and key business drivers (for example, student enrollment), long-term operating plans, and potential changes to significant assumptions and estimates used in the most recent fair value analysis. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions and estimates. Actual results may differ and have a material impact or our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates.

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

During the three months ended September 30, 2023 and 2022, we completed a qualitative analysis for the RU and HCN Segments’ goodwill and indefinite-lived intangible assets. As part of the analysis, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill for the RU and HCN Segments for the three months ended September 30, 2023 and 2022, the Company concluded it was more likely than not that the fair value of the RU and HCN Segments were more than the carrying value and therefore no quantitative impairment test and no impairment charge was necessary.

During the second quarter of 2023, we completed qualitative assessments to determine if an interim goodwill impairment test was necessary. We concluded that due to our RU Segment underperformance when compared to the 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and our market value, it was more likely than not that the fair value of our RU Segment was less than its carrying value. Therefore, we proceeded with a quantitative impairment test. As a result of these assessments, during the second quarter of 2023, we recorded a non-cash goodwill impairment charge of $53.0 million to reduce the carrying value of the RU Segment goodwill, and to reflect the corresponding tax impact. In addition, we concluded there were indicators of impairment of the RU Segment’s intangible assets. As a result, during the second quarter of 2023, we recorded non-cash impairment charges of $11.0 million to reduce the carrying value of our RU Segment indefinite-lived intangible assets. There were no indicators of impairment for our HCN Segment.

During the second quarter of 2022, we completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. We concluded that it was more likely than not that the fair value of our RU Segment was less than its carrying value. Therefore, we proceeded with a quantitative impairment test. We also completed our annual assessment at October 31, 2022 of goodwill and indefinite-lived intangibles for RU and HCN Segments. As a result of these assessments, we recorded a non-cash goodwill impairment charge of $131.4 million, and to reflect the corresponding tax impact, in the second quarter of 2022, to reduce the carrying value of the RU Segment goodwill. In addition, we concluded there were indicators of impairment of the RU Segment intangible assets during the second quarter of 2022 and during the annual assessment. We determined the fair value of the RU Segment accreditation, licensing and Title IV indefinite-lived intangible asset was $13.5 million, during the second quarter of 2022, and $2.0 million, during the annual assessment, less than its carrying value. As a result, we recorded total non-cash impairment charges of $15.5 million during 2022 to reduce the carrying value of our RU Segment indefinite-lived intangible assets. There were no indicators of impairment for our HCN Segment.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended September 30, 2023, increased to approximately 92,300 from approximately 85,800, an increase of 6,500, or 7.6%, compared to the prior year period. APUS net course registrations for the nine months ended September 30, 2023, increased to approximately 276,900 from approximately 263,200, or 5.2%. The increase in net course registrations during the three and nine months ended September 30, 2023, was primarily due to increases in military registrations from students utilizing TA which is at a lower revenue per net course registration. APUS Segment operating margins increased to 28.7% for the three months ended September 30, 2023, from 18.2% for the prior year period, and increased to 25.9% for the nine months ended September 30, 2023, from 18.6% for the prior year period. The increase in the operating margin was primarily due to increases in revenue during the three and nine months ended September 30, 2023, and decreases in advertising and marketing support costs and credit card processing fees, partially offset by increases in technology costs and bad debt expense as compared to the prior year period.

RU total enrollment for the three months ended September 30, 2023, was 13,500 compared to 15,000 for the three months ended September 30, 2022, a decrease of 1,500, or 10.0%, driven by a 26.0% decrease in nursing enrollment. RU enrollment for the nine months ended September 30, 2023, decreased 11.5%, driven by a 22.2% decrease in nursing enrollment. We believe this decline in enrollment, which reflects year-over-year declines in new and total nursing enrollment was caused, in part, by the prior departure of leadership accountable for enrollment and nursing operations and caps on nursing student enrollment at certain RU campuses. Excluding the impact of the non-cash impairment charge discussed above, RU Segment operating margin decreased to negative 20.3% for the three months ended September 30, 2023 from negative 12.8% in the prior year period, and decreased to negative 22.7% for the nine months September 30, 2023, from negative 4.5% in the prior year period. The decrease in the operating margin was primarily due to decreases in revenue during the three and nine months ended September 30, 2023, and increases in technology costs due in part to the Collegis contract mandated annual fee increase, facilities costs, and classroom materials costs, partially offset by decreases in advertising costs and employee compensation costs as compared to the prior year period. Additionally, the nine months ended September 30, 2023, includes increases in bad debt expense as well as $2.4 million in transition services fees related to the termination of the Collegis, LLC, or Collegis, marketing contract effective January 31, 2023, as compared to the prior year period.

HCN total enrollment for the three months ended September 30, 2023, increased to approximately 2,800 from approximately 2,400, an increase of approximately 400, or 17.0%, compared to the prior year period. HCN total enrollment for the nine months ended September 30, 2023, increased approximately 16.4%, as compared to the prior year period. We believe that the increase in new and total student enrollment at HCN is due, in part, to enrollment growth in recently opened campuses including the opening of the Detroit, Michigan campus in October 2022. HCN Segment operating margin improved to negative 4.7% from negative 12.2% for the three months ended September 30, 2023, and improved to negative 5.3% for the nine months ended September 30, 2023, from negative 8.8% in the prior year period. The improvement in the operating margin is primarily due to increases in revenue and decreases in advertising costs partially offset by increases in employee compensation costs, bad debt expense, and facilities costs, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.5	48.0	49.6	47.5
Selling and promotional	22.1	27.4	23.7	25.6
General and administrative	20.5	19.8	21.6	19.6
Impairment of goodwill and intangible assets	—	—	14.3	31.9
Loss on disposals of long-lived assets	—	0.1	—	0.2
Depreciation and amortization	4.7	5.3	5.1	5.3
Total costs and expenses	95.8	100.7	114.3	130.1

Loss from operations before interest and income taxes	4.2	(0.7)	(14.3)	(30.1)
Gain on acquisition	—	—	—	0.8
Interest expense, net	(0.5)	(2.4)	(0.8)	(2.3)

Loss from operations before income taxes	3.7	(3.1)	(15.1)	(31.6)
Income tax expense (benefit)	2.5	(0.6)	(2.9)	(7.7)
Equity investment loss, net of tax	(3.5)	—	(1.2)	—
Net loss	(2.2)	(2.5)	(13.5)	(23.9)
Preferred Stock Dividend	1.0	—	1.0	—
Net loss available to common shareholders	(3.2)%	(2.5)%	(14.5)%	(23.9)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue. Our consolidated revenue for the three months ended September 30, 2023, was $150.8 million, an increase of $1.3 million, or 0.9%, compared to $149.5 million for the three months ended September 30, 2022. The increase in revenue was primarily due to a $7.7 million, or 11.2% increase in revenue in our APUS Segment, a $2.3 million, or 20.4%, increase in revenue in our HCN Segment, and a $0.8 million, or 10.0%, increase in GSUSA revenue included in Corporate and Other, partially offset by $9.5 million, or 15.4%, decrease in revenue in our RU Segment. The RU Segment revenue decrease was primarily due to a 10.0% decrease in total student enrollment driven by a 26.0% decrease in nursing enrollment as compared to the prior year period, partially offset by increases in tuition in certain programs implemented in January 2023. The APUS Segment revenue increase was primarily due to a 7.6% increase in net course registrations and tuition and fee increases implemented in April and July 2023, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 17.0% increase in total student enrollment, as well as a 5% tuition increase implemented during the second quarter, compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended September 30, 2023, were $144.4 million, a decrease of $6.1 million, or 4.1%, compared to $150.6 million for the three months ended September 30, 2022. The decrease in costs and expenses for the three months ended September 30, 2023, as compared to the prior year period were due primarily to decreases in advertising costs, depreciation and amortization costs, and marketing support material costs, partially offset by increases in technology costs, bad debt expense, and employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN. Costs and expenses as a percentage of revenue decreased to 95.8% for the three months ended September 30, 2023, from 100.7% for the three months ended September 30, 2022.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2023, were $73.2 million, an increase of $1.4 million, or 2.0%, compared to $71.8 million for the three months ended September 30, 2022. The increase in instructional costs and services expenses was primarily due to increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN, and Corporate and Other due to higher revenue at GSUSA, an increase in classroom material costs in our RU and HCN Segments, and an increase in technology costs in our RU Segment, due in part to the Collegis contract mandated annual fee increase, partially offset by decreases in employee compensation costs in our RU Segment. Instructional costs and services expenses as a percentage of revenue increased to 48.5% for the three months ended September 30, 2023 from 48.0% for the three months ended September 30, 2022.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2023, were $33.3 million, a decrease of $7.6 million, or 18.6%, compared to $40.9 million for the three months ended September 30, 2022. The decrease in selling and promotional expenses was primarily due to decreases in advertising costs in all our segments, a decrease in marketing support materials costs in our APUS Segment and decreases in employee compensation costs in our RU and HCN Segments and Corporate and Other. Selling and promotional expenses as a percentage of revenue decreased to 22.1% for the three months ended September 30, 2023, from 27.4% for the three months ended September 30, 2022.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2023, were $30.9 million, an increase of $1.2 million, or 4.1%, compared to $29.7 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to an increase in bad debt expense in our APUS and HCN Segments, an increase in technology costs in our HCN and APUS Segments and Corporate and Other, an increase in professional fees in Corporate and Other, partially offset by decreases in employee compensation costs, primarily in our APUS Segment. Consolidated bad debt expense for the three months ended September 30, 2023, was $4.5 million, or 3.0% of revenue, compared to $3.7 million, or 2.5% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 20.5% for the three months ended September 30, 2023, from 19.8% for the three months ended September 30, 2022. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

(Gain) loss on disposals of long-lived assets. The gain on sale of long-lived assets was $16,000 for the three months ended September 30, 2023, compared to a loss of $178,000 for the three months ended September 30, 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses were $7.0 million and $8.0 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expenses as a percentage of revenue was 4.7% and 5.3% for the three months ended September 30, 2023 and 2022, respectively.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.7 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net, was $0.8 million and $3.6 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in interest expense was primarily due to the decrease in the outstanding balance in our senior secured term loan facility. In December 2022, we made $65.0 million in prepayments to reduce our outstanding debt.

Income tax expense (benefit). We recognized income tax expense of $3.7 million for the three months ended September 30, 2023, compared to an income tax benefit of $0.9 million in the prior year period, respectively, or an effective tax rate of 66.2% in 2023, compared to an effective tax rate benefit of 18.6% in 2022. The increase in the effective tax rate in 2023 is primarily due to a change in our estimated state apportionment, reducing the expected future benefit for our net deferred tax assets.

Net loss. Our net loss was $3.3 million, compared to a net loss of $3.8 million, for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.4 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends for the three months ended September 30, 2023, were $1.5 million. Our Series A Senior Preferred Stock was issued in December 2022, and therefore there were no preferred stock dividends in the comparable prior year period.

Net loss available to common stockholders. The net loss available to common stockholders for the three months ended September 30, 2023, was $4.9 million, compared to net loss available to common stockholders of $3.8 million for the three months ended September 30, 2022, an increase of $1.1 million. This increase in net loss available to common shareholders was related to the factors discussed above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue. Our consolidated revenue for the nine months ended September 30, 2023, was $447.7 million, a decrease of $6.1 million, or 1.4%, compared to $453.9 million for the nine months ended September 30, 2022. The decrease in revenue was primarily due to a $31.0 million, or 16.1% decrease in revenue in our RU Segment, partially offset by a $12.2 million, or 5.8% increase in revenue in our APUS Segment, a $6.7 million, or 19.5% increase in revenue in our HCN Segment, and a $5.9 million, or 38.1%, increase in GSUSA revenue included in Corporate and Other. The RU Segment revenue decrease was primarily due to a 11.5% decrease in total student enrollment, partially offset by tuition increases in certain programs implemented in January 2023, as compared to the prior year period. The APUS Segment revenue increase was primarily due to a 5.2% increase in net course registrations and tuition and fee increases implemented in April and July 2023, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 16.4% increase in total student enrollment compared to the prior year period, as well as a 5% tuition increase implemented during the second quarter, compared to the prior year period.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2023, were $512.0 million, a decrease of $79.0 million, or 13.4%, compared to $591.0 million for the nine months ended September 30, 2022. Costs and expenses for the nine months ended September 30, 2023, include a non-cash impairment charge of $64.0 million to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact. This compares to a non-cash impairment charge and the corresponding tax impact of $144.9 million in the prior year period, a decrease of $80.9 million in the current year period. Other increases in costs and expenses for the nine months ended September 30, 2023, as compared to the prior year period include increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN, technology costs, bad debt expense, and facilities costs, partially offset by a decrease in advertising costs and depreciation and amortization costs. Excluding impairment charges, on a pre-tax basis costs increased $1.9 million as compared to the prior year period and include $2.4 million in transition services fees in our RU Segment selling and promotional expenses related to the termination of the marketing contract with Collegis, effective January 31, 2023. Costs and expenses as a percentage of revenue decreased to 114.3% for the nine months ended September 30, 2023, from 130.1% for the nine months ended September 30, 2022. Excluding impairment charges and Collegis transition service fees, costs and expenses were 99.5% of revenue for the three months ended September 30, 2023, compared to 98.3% of revenue in the prior year period.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2023, were $222.1 million, an increase of $6.5 million, or 3.0%, compared to $215.6 million for the nine months ended September 30, 2022. The increase in instructional costs and services expenses was primarily due to increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations and APUS and enrollments at HCN, higher nursing faculty compensation costs, and classroom materials costs in our HCN Segment, higher employee compensation costs in Corporate and Other due to higher revenue at GSUSA, and increases in technology costs, facilities costs and professional services costs in our RU Segment, partially offset by decreases in employee compensation costs in our RU Segment and classroom materials costs in our APUS Segment. Instructional costs and services expenses as a percentage of revenue increased to 49.6% for the nine months ended September 30, 2023, from 47.5% for the nine months ended September 30, 2022.
Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2023 were $106.2 million, a decrease of $9.9 million, or 8.5%, compared to $116.1 million for the nine months ended September 30, 2022. The decrease in selling and promotional expenses was primarily due to decreases in advertising costs in all segments and Corporate and Other, partially offset by $2.4 million in transition services fees in our RU Segment related to the termination of the Collegis marketing contract effective January 31, 2023. Selling and promotional expenses as a percentage of revenue decreased to 23.7% for the nine months ended September 30, 2023 from 25.6% for the nine months ended September 30, 2022. Excluding the Collegis transition service fees, selling and promotional expenses were 23.2% of revenue for the nine months ended September 30, 2023, compared to 25.6% of revenue in the prior year period.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2023, were $96.9 million, an increase of $7.7 million, or 8.7%, compared to $89.2 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increases in employee compensation costs in our RU and HCN Segments and Corporate and Other, increases in bad debt expense in all segments, and increases in technology costs in all segments and Corporate and Other, partially offset by decreases in professional fees in our APUS and RU Segments and Corporate and Other. Consolidated bad debt expense for the nine months ended September 30, 2023, was $12.3 million, or 2.7% of revenue, compared to $9.4 million, or 2.1% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 21.6% for the nine months ended September 30, 2023, from 19.6% for the nine months ended September 30, 2022. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $17,000 and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. The prior year loss was primarily related to the sale of excess facilities located in Charles Town, West Virginia.

Impairment of goodwill and intangible assets. For the nine months ended September 30, 2023, we recorded $64.0 million in non-cash impairment charges in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact, compared to $144.9 million for the nine months ended September 30, 2022. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 6. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Quarterly Report.

Depreciation and amortization expenses. Depreciation and amortization expenses were $22.7 million and $24.2 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expenses as a percentage of revenue were 5.1% and 5.3% for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $6.0 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Gain on acquisition. The $3.8 million gain on acquisition for the for the nine months ended September 30, 2022, resulted from the GSUSA Acquisition and represents the excess of the fair value of net assets acquired over consideration paid.

Interest expense, net. Interest expense, net, was $3.7 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in interest expense was primarily due to the decrease in the outstanding balance in our senior secured term loan facility. In December 2022, we made $65.0 million in prepayments to reduce our outstanding debt.

Income tax expense (benefit). We recognized an income tax benefit of $12.8 million and $35.2 million, for the nine months ended September 30, 2023 and 2022, respectively, or an effective tax rate benefit of 18.9% in 2023 compared to an effective tax rate benefit of 24.5% in 2022. The nine months ended September 30, 2023 and 2022 include a $15.8 million and $36.0 million income tax benefit related to the impairment of goodwill and intangible assets, respectively. Excluding the $15.8 million and $36.0 million income tax benefits, the income tax expense for the nine months ended September 30, 2023 and 2022 was $3.0 million and $0.8 million, or an effective tax rate of 75.8% and 65.1%. The 2023 effective tax rate, excluding the impairment charge and the corresponding tax impact, was impacted by the items impacting the three months ended September 30, 2023, and higher non-deductible expenses in relation to the pre-tax loss for the period. The higher effective tax rate in 2022, excluding the impairment charge and the corresponding tax impact, is due to higher non-deductible expenses in relation to the pre-tax income for the period.

Net loss. Our net loss was $60.3 million and $108.5 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease in net loss of $48.2 million. This decrease was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends for the nine months ended September 30, 2023 were $4.5 million. The Series A Senior Preferred Stock was issued in December 2022, and therefore there were no preferred stock dividends issued in the comparable prior year period.

Net loss available to common stockholders. The net loss available to common stockholders was $64.8 million and $108.5 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease in net loss available to common stockholders of $43.7 million. This decrease was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$76,406	$68,735	$223,941	$211,729
RU Segment	52,073	61,548	161,511	192,538
HCN Segment	13,741	11,409	41,147	34,436
Corporate and Other	8,618	7,843	21,142	15,187
Total Revenue	$150,838	$149,535	$447,741	$453,890
Income (loss) from operations before interest and income taxes:
APUS Segment	$21,948	$12,532	$57,963	$39,338
RU Segment	(10,570)	(7,900)	(100,708)	(153,562)
HCN Segment	(641)	(1,392)	(2,179)	(3,017)
Corporate and Other	(4,337)	(4,266)	(19,314)	(19,845)
Total loss from operations before interest and income taxes	$6,400	$(1,026)	$(64,238)	$(137,086)

APUS Segment

For the three months ended September 30, 2023, the $7.7 million, or 11.2%, increase to approximately $76.4 million in revenue in our APUS Segment was primarily attributable to higher net course registrations. Net course registrations increased 7.6% to approximately 92,300 from approximately 85,800 in the prior year period, primarily due to an increase in registration by military students utilizing TA, and tuition and fee increases implemented in April and July 2023. Income from operations before interest and income taxes increased to $21.9 million, or by 75.1%, during the three months ended September 30, 2023, from $12.5 million in the prior year period, an increase of $9.4 million, as a result of the increase in revenue and an overall decrease in expenses as compared to the same period in 2022.

For the nine months ended September 30, 2023, the $12.2 million, or 5.8%, increase to approximately $223.9 million in revenue in our APUS Segment was primarily attributable to higher net course registrations. Net course registrations increased 5.2% to approximately 276,900 from approximately 263,200 in the prior year period, primarily due to an increase in registration by military students utilizing TA, and tuition and fee increases implemented in April and July 2023. Income from operations before interest and income taxes increased to $58.0 million, or by 47.3%, during the nine months ended September 30, 2023, from $39.3 million in the prior year period, an increase of $18.6 million, as a result of the increase in revenue and an overall decrease in expenses as compared to the same period in 2022.

RU Segment

For the three months ended September 30, 2023, the $9.5 million, or 15.4%, decrease to approximately $52.1 million in revenue in the RU Segment was primarily due to a 10.0% decrease in total student enrollment driven by a 26.0% decrease in nursing enrollment as compared to the prior year period, partially offset by tuition increases in certain programs implemented in January 2023. The RU Segment loss from operations before interest and income taxes was $10.6 million for the three months ended September 30, 2023, compared to a loss from operations of $7.9 million in the prior year period.

For the nine months ended September 30, 2023, the $31.0 million, or 16.1%, decrease to approximately $161.5 million in revenue in the RU Segment was primarily due to a 11.5% decrease in total student enrollment driven by a 22.2% decrease in nursing enrollment, partially offset by tuition increases in certain programs which took effect in January 2023, as compared to the same period in 2022. The RU Segment loss from operations before interest and income taxes was $100.7 million for the nine months ended September 30, 2023, compared to a loss from operations of $153.6 million for the nine months ended September 30, 2022.

We believe this decline in total nursing enrollment was caused, in part, by changes in nursing operations management and caps on nursing student enrollment at certain RU campuses.

HCN Segment

For the three months ended September 30, 2023, the $2.3 million, or 20.4% increase to approximately $13.7 million in revenue in our HCN Segment was primarily due to year-over-year increase in total student enrollment, as well as a 5% tuition increase implemented during the second quarter. Total student enrollment increased 17.0% to approximately 2,800 students as compared to the same period in 2022. The loss from operations before interest and income taxes was $0.6 million during the three months ended September 30, 2023, compared to a loss from operations before interest and income taxes of $1.4 million in the same period in 2022, a decrease of $0.8 million.

For the nine months ended September 30, 2023, the $6.7 million, or 19.5% increase to approximately $41.1 million in revenue in our HCN Segment was primarily due to year-over-year increases in total student enrollment. Total student enrollment increased 16.4%, as compared to the same period in 2022. The loss from operations before interest and income taxes was $2.2 million during the nine months ended September 30, 2023, compared to a loss from operations before interest and income taxes of $3.0 million in the same period in 2022, a decrease of $0.8 million.

We believe that the increase in total student enrollment is primarily due to the opening of new campuses, including the Detroit, Michigan campus, which opened in October 2022.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $155.2 million and $129.5 million at September 30, 2023 and December 31, 2022, respectively, representing an increase of $25.7 million, or 19.9%. The increase in cash was primarily due to payments received by APUS from the Army, which totaled approximately $51.3 million during the nine months ended September 30, 2023, of which approximately $18.1 million in payments related to periods prior to 2023, and the timing of other receipts and payments. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

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

The Higher Education Act of 1965, as amended, requires for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs and other federal educational assistance funds, as calculated under ED’s regulations. Payments from the Army that were expected in 2021 and 2022 were delayed and have been received in 2023. As of September 2023, approximately $18.1 million in these delayed Army payments had been received in 2023. These delayed Army payments, together with recent changes to the 90/10 Rule and faster enrollment growth among service members than non-military growth, has caused APUS’s 90/10 Rule percentage to increase and are making it more difficult for APUS to meet the 90/10 Rule requirements for 2023. Failure to meet the 90/10 Rule for fiscal 2023, which would require APUS to notify ED and students of this failure, would lead to placement of APUS on provisional certification status for two years with respect to its Title IV participation, could subject us to heightened regulatory scrutiny and possible adverse regulatory action, and could damage our reputation, which would have a material adverse impact on our results of operation, cash flow, and financial condition. Steps that we may take to reduce our 90/10 Rule percentage in order to comply with the 90/10 Rule may require us to make significant cash expenditures to acquire new students who do not receive educational assistance funds provided by a federal agency, which would reduce the amount of cash we have available to fund our operations. Furthermore, any future delays in receipt of funds from the Army or other service branches could have an adverse impact on our cash flow and results of operations. For more information please refer to the section entitled “Risk Factors” in our Annual Report.

During the third quarter of 2022, the Army transitioned from the initial version of ArmyIgnitED, a system for soldiers to use to request TA, to ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices from July 30, 2022 until August 29, 2022, which impacted our ability to collect on our accounts receivable and caused our accounts receivable to increase. In early 2023, we experienced an improvement in Army’s processing of current invoices and payments, while continuing to work with the Army on invoices submitted during the transition to ArmyIgnitED 2.0. Beginning in September of 2023, we began to change our approach to invoicing for TA to offset the effect of the receipt of the delayed payments from the Army. Previously, TA was typically billed by branch of service on a course-by-course basis when a student either started or completed a course. Beginning in September 2023, APUS is taking longer to bill TA, which we expect will have the effect of delaying into 2024 payments for TA that ordinarily would have been received in 2023. We anticipate that APUS’s change in billing approach will result in approximately $17.6 million of receivables that we would have expected to receive in 2023 will instead be received in 2024, which amount is consistent with the amount of the delayed Army payments that were received in 2023. As of September 30, 2023, approximately $13.5 million, of which $5.0 million is older than 60 days from the course start date, was due from the Army, as compared to $26.0 million due from the Army as of December 31, 2022, of which $16.5 million was older than 60 days from the course start date. In addition to the $17.6 million of receivables that will be received in 2024 due to the change in billing timing, we would expect to bill the Army and collect $4.3 million outstanding from courses that began in 2022 and prior, in 2024.

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

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum expenses for information technology services over the remaining period is approximately $9.3 million.

We plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. As we continue to develop our transition plans, at this time we estimate that the cost of the transition will be between approximately $1.3 million and $1.5 million for the remainder of 2023, and between approximately $2.0 million and $3.5 million in 2024.

Share Repurchase Program

On March 16, 2023, our Board of Directors confirmed the availability under our existing share repurchase program to repurchase up to approximately $8.0 million of shares of our common stock. We fully expended this $8.0 million as of April 30, 2023, and repurchased a total of 1,335,357 shares of our common stock.

Operating Activities

Net cash provided by operating activities was $48.7 million and $52.2 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash from operating activities was primarily due to an increase in negative cash flow from operations in our RU Segment, and changes in working capital due to the timing of receipts and payments. Accounts receivable at September 30, 2023 decreased approximately $13.3 million compared to December 31, 2022, primarily as a result of improvement in Army’s processing of invoices and payments to APUS. Accounts payable, accrued liabilities, and accrued compensation and benefits at September 30, 2023 were approximately $6.2 million higher than December 31, 2022, primarily due to the timing of payment processing.

Investing Activities

Net cash used in investing activities was $9.4 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively. Investing activities for the nine months ended September 30, 2023 include capital expenditures of $9.5 million compared to capital expenditures of $10.9 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, proceeds from the sale of real property were $0.1 million and $0.8 million, respectively. The nine months ended September 30, 2022, includes $2.0 million in cash received from the GSUSA Acquisition.

Financing Activities

Net cash used in financing activities was $13.6 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively. Financing activities for the nine months ended September 30, 2023, include $4.5 million related to the payment of dividends on our preferred stock and $8.0 million used for the repurchase of our common shares, and $1.0 million for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. For the nine months ended September 30, 2022, the cash used in financing activities was primarily due to $1.5 million used for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants and $6.6 million in principal payments on our long-term debt. Due to debt prepayments made in December 2022, no principal payments are required on our outstanding debt until 2027.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. For a summary of our contractual obligations, please refer to Item 7 of Part II of our Annual Report.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024. The total minimum expenses for information technology services over the remaining period is approximately $9.3 million. We plan to transition all of the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors in the future. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Expenses for the fourth quarter of 2022 include $3.9 million in transition fees in connection with the termination of the Collegis marketing services contract as specific transition obligations were completed, and first quarter of 2023 expenses include the remaining $2.4 million in transition service fees, for total non-recurring transition service fees of $6.3 million. We completed the transition of RU marketing in-house to our centralized marketing team during the first quarter of 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2023. We maintain our cash and cash equivalents in bank deposit accounts, money market funds and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term SOFR on our variable rate indebtedness, we would incur an incremental $1.0 million in interest expense per year, excluding any offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The new interest rate cap agreement, as further discussed in “Note 8 Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Quarterly Report, provides us with interest rate protection in the event the one-month Term SOFR rate increases above 1.78% and has a December 31, 2024 termination date. As of September 30, 2023, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2023. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

RU’s Bloomington, Minnesota ADN program has been subject to adverse action and heightened scrutiny from regulators as a result of continued failure to meet applicable regulatory and accreditor requirements, and further action by such regulators, which we believe to be reasonably possible, could adversely impact our ability to continue the Bloomington, Minnesota ADN program or potentially the ADN programs at all of RU’s Minnesota campuses, which would have an adverse effect on our results of operations, cash flows, and financial condition. In September 2021, ACEN placed conditions on the Bloomington, Minnesota ADN program’s continued accreditation, requiring it to demonstrate compliance with all applicable accreditation criteria within two years. In June 2023, ACEN’s site visit team recommended denial of continuing accreditation for the program based on the team’s findings that the program did not demonstrate compliance with certain accreditation criteria related to student outcomes. RU thereafter responded to the recommendation detailing RU’s belief that good cause existed not to deny continuing accreditation. On October 6, 2023, RU received notice from ACEN that the ACEN board had granted continuing accreditation for good cause until September 2024. ACEN also requested a follow-up report for good cause be submitted in advance of a follow-up visit in spring 2024 due to a finding of non-compliance related to an alleged lack of evidence that the program implements actions based on data analysis to improve the program completion rate. In conjunction with the spring 2024 follow-up visit, the ACEN board will also conduct a focused visit due to a complaint received by ACEN related to student clinical preparation and graduate clinical performance. If the ACEN board denies continuing accreditation following its review of the follow-up report and the spring 2024 site visit report, the program can apply for an additional year of continuing accreditation for good cause. There can be no assurance that ACEN will allow continuing accreditation following its spring 2024 visit or that if continuing accreditation is denied, an application for an additional year of continuing accreditation for good cause would be successful. In August 2023, RU decided to voluntarily pause new enrollments beginning in November 2023. Due to previously self-imposed enrollment caps and the pause on new enrollments, enrollment in this program currently represents less than 2% of RU’s current total enrollment. A Minnesota statute requires nursing programs in the state to provide evidence of current accreditation in order to meet state approval requirements. If RU is unable to obtain accreditation or candidacy status with ACEN or another national nursing accrediting body, RU would likely have to close its Bloomington, Minnesota ADN program, which would have an adverse impact on RU’s enrollments and RU’s and our results of operations, cash flows, and financial condition.

In addition, a stipulation and consent order with the Minnesota Board of Nursing, or MBN, requires the Bloomington, Minnesota ADN program to among other things reach applicable NCLEX pass rate standards by the end of 2023 and maintain a specified student to faculty ratio in 2023, with a potential penalty up to and including withdrawal of program approval. The student to faculty ratio limit constrains our ability to enroll students based on our ability to attract and retain qualified faculty and as of the Q3 NCLEX results, Bloomington Minnesota ADN program has not reached the applicable NCLEX pass rate standards. RU paused enrollments in the Bloomington ADN program, but there can be no assurance that these or other efforts will improve NCLEX scores above the applicable threshold or by the required deadline, if at all, or that the program will be found to be in compliance with the order. As a result of the order, the Minnesota Office of Higher Education, or MOHE, informed RU that it expects RU to identify a clinical site for each student within 50 miles from the student’s home, disclose to potential students that RU may not be able to satisfy the MBN’s order, provide options for students unable to complete the program if the MBN were to withdraw program approval, including a refund option, and provide MOHE with copies of any reports submitted to MBN or ACEN as they become available. The MBN order and MOHE’s related scrutiny could have an adverse impact on our reputation and ability to enroll students, and could result in the closure of the Bloomington, Minnesota ADN program in early 2024, which would have an adverse impact on RU’s enrollments and RU’s and our results of operations, cash flows, and financial condition. RU paused enrollments in the Bloomington, MN ADN program for the January 2023 quarter start date.

We may not achieve the anticipated benefits of our cost savings efforts, including reductions in force, and any savings may be offset by increased costs in other areas.

During the three months ended September 30, 2023, we completed a reduction in force that resulted in the termination of 74 employees and the elimination of 57 open positions across a variety of roles and departments. The reduction in force is expected to result in approximately $15.5 million in savings on an annualized basis. The headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. We continue to examine our cost structure for additional opportunities in the near term. There can be no assurance that we will be successful or recognize the benefits we anticipate from our cost savings efforts.

Furthermore, some of the savings anticipated in 2023 will be offset in the short-term by severance and other related costs, and over the long-term may be offset by increases to wages and salaries necessary to remain competitive, or by additional hiring if we determine it is necessary. A reduction in force may also result in increased costs, as opposed to cost savings, including due to associated legal risks, and could distract management and employees. This headcount reduction, together with previous headcount reductions, could also adversely affect employee morale and make it more difficult to hire and retain qualified personnel.

ED’s recently finalized new gainful employment requirements could materially and adversely affect our business after they take effect.

Pursuant to new gainful employment regulations, or the GE regulations, that will take effect July 1, 2024, ED will determine the Title IV eligibility of gainful employment programs based in part on satisfaction of specified performance levels of two performance measures defined by the regulations: the debt-to-earnings rates (which include two rates, the discretionary debt-to-earnings rate and the annual debt-to-earnings rate) and the earnings premium measure. ED previously released a data set, referred to as the program performance data, or the PPD, that includes calculations of the two metrics for certain programs. The methodology ED used to produce the PPD differs from the methodology that will be used to identify programs under the final GE regulation, primarily due to data limitations. However, out of the 30 RU programs, 47 APUS programs, and three HCN programs (including one no longer offered at HCN) that ED assessed in the PPD provided by ED, six current RU programs and three APUS programs failed one or both of the new measures. The six RU programs failing in the PPD represent 7.4% of total student enrollment for the three months ended September 30, 2023. The three APUS programs failing in the PPD represent 2.1% of total net course registrations for the nine months ended September 30, 2023.

Programs that fail to achieve the specified GE performance measures in two of any three successive years for which the debt-to-earnings rates or the earnings premium measure are calculated would lose access to Title IV funding. Under the GE regulations, the failure of any of our institutions’ programs to meet the required metrics could therefore adversely impact those institutions and programs. We expect that the earliest a program could lose eligibility is July 1, 2026. In addition, programs that fail any of the metrics in a year would need to warn enrolled and prospective students that the program risks losing access to Title IV funding. At this time, it is difficult to predict whether our institutions’ programs will satisfy the future gainful employment metrics, including whether the programs identified as failing in the PPD will in fact fail or whether other programs will fail or pass.

ED is conducting and will in the future conduct compliance reviews of our institutions, which could disrupt our institutions’ operations and adversely affect their performance.

ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and the ED OIG regularly conducts audits and investigations of such institutions. ED finalized a Title IV program review of RU in July 2023 and APUS is currently subject to an ongoing Title IV program review.

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

HLC has determined to conduct a focused visit at APUS in March 2024 after HLC raised potential concerns regarding APUS’s compliance with standards related to program development oversight and program assessment processes as a result of certain courses not being available for students in one program. Pursuant to HLC policy, APUS has transitioned from the Open Pathway to the Standard Pathway because of the decision to conduct a focused visit. As a result of this transition, APUS will be subject to a comprehensive site-visit for the year four mid-cycle review under the Standard Pathway, to take place in 2024-2025. The reaffirmation of accreditation site visit date remains unchanged and will take place 2030-2031.

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

RU’s Illinois ADN program has not met state-established first-time NCLEX benchmarks for three consecutive years. In February 2022, RU’s Illinois ADN program was placed on probationary status by the Illinois Department of Financial and Professional Regulation, or IDFPR, as a result of which RU is required to temporarily reduce admitted students in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. If after two years the pass rate does not satisfy the required standard, the program will be reevaluated by the IDFPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. In August 2023, the State of Illinois enacted legislation, which takes effect January 1, 2024, that will provide the program with additional time to improve NCLEX pass rates. The legislation changes the Illinois NCLEX pass rate requirements from a one-year measurement based on first attempts only to a three-year average that includes all test attempts and temporarily removes all nursing programs from probationary status for a period of three years.

An Illinois statute also requires nursing programs in the state to have achieved accreditation by the end of 2022 in order to meet state approval requirements. RU’s Illinois ADN program has been in candidacy status for initial accreditation with ACEN since July 2020. Although the IDFPR has indicated that candidacy status satisfies this requirement, the IDFPR could change its position. ACEN will not grant accreditation to a program on probationary status with the IDFPR, as RU’s Illinois ADN program is. The current candidacy is set to expire in July 2024. If ACEN ultimately denies initial accreditation and RU is unable to obtain accreditation or candidacy status with another national nursing accrediting body, RU would likely have to close the Illinois ADN program. Removal from probationary status pursuant to the newly enacted Illinois legislation described above may be viewed favorably by ACEN or another nursing program accreditor and may result in RU’s Illinois ADN program obtaining ACEN accreditation following a site visit in February 2024, which we also expect will allow RU to be deemed to have met Illinois’ requirement for its Illinois ADN program to have achieved accreditation by the end of 2022 to meet state approval requirements. However, there is no assurance that this legislation will benefit RU’s Illinois ADN program as anticipated or that the program will meet the new NCLEX pass rate requirements.

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

Government policies to minimize the adverse economic impact of the COVID-19 pandemic have artificially lowered our institutions’ cohort default rates, which nevertheless may be higher than otherwise expected as a result of the pandemic. Congress and ED implemented a temporary freeze on student loan payments and interest accruals, which means borrowers are less likely to default on their loans and our institutions’ cohort default rates are lower not because borrowers are making timely repayments but because the government is allowing them not to make payments. In June 2023, the Fiscal Responsibility Act was enacted, ending the freeze on payments and interest accruals. Accordingly, interest accrual on federal student loans resumed on September 1, 2023 and payments became due beginning October 1, 2023, which may lead to an increase in defaults and therefore an increase in our institutions’ cohort default rates.

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

RU is currently on provisional certification with ED, and the terms of that provisional certification could limit its potential for growth.

In July 2021, ED notified RU that in connection with its March 2019 change in ownership, ED was imposing certain temporary growth restrictions on the institution, including limitations on new programs and locations and a cap on enrollments by students that participate in Title IV programs. Additionally, ED required RU to submit periodic financial and enrollment reports, a requirement that it had imposed on RU in connection with a financial responsibility letter of credit previously imposed on RU. RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership and, effective October 2021, ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, that allowed RU to continue disbursing Title IV funds while ED reviewed the change in ownership application. The TPPPA continued the growth restrictions imposed as a result of the previous change in ownership, with certain qualifications more fully described in “Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “-Student Financing Sources and Related Regulations/Requirements” in our Annual Report.

In August 2023, ED notified RU that it had approved RU’s continued participation in the Title IV programs under APEI ownership. In the Provisional Program Participation Agreement, or PPPA, that RU executed in connection with the approval, ED continues to impose certain growth restrictions on RU that were included in the TPPPA, including limitations on new programs and locations and an enrollment cap on the number of students that participate in Title IV programs. ED also continues to require RU to submit periodic financial and Title IV enrollment reports. The PPPA no longer requires RU to post the financial responsibility letter of credit that ED had imposed based on the 2019 change in ownership and control of RU, although this letter of credit has not yet been released. We believe we have met all obligations for the release of the letter of credit. The PPPA also imposes new reporting requirements related to accrediting agency actions, government actions, and class actions and new reporting requirements related to student complaints. The PPPA specifies that after ED reviews and accepts financial statements and compliance audits for one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek removal of the enrollment cap and approval for new programs that replace current programs. The PPPA also specifies that at least until after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under our ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes.

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

If one or more of our institutions does not comply with the 90/10 Rule for two consecutive years, it or they will lose eligibility to participate in federal student financial aid programs.

The HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs and other federal educational assistance funds, as calculated under ED’s regulations. As more fully described in “Regulatory Environment–Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – The ‘90/10 Rule’” in our Annual Report, for fiscal years beginning on or after January 1, 2023, federal funds used to calculate the “90%” side of the ratio include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. ED confirmed that the 90/10 Rule would no longer permit institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages are increasing, particularly at APUS.

Cash payments from the Army to APUS that were expected in 2021 and 2022 have been received in 2023, which together with recent amendments to the 90/10 Rule and faster enrollment growth among service members than non-military growth has caused APUS’s 90/10 Rule percentage to increase. Beginning in September 2023, APUS changed its practice with respect to the timing of TA invoices to offset the impact in 2023 of the delayed receipt of cash payments from the Army that would have otherwise been received in prior years. There can be no assurance that APUS will be in compliance with the 90/10

Rule for 2023, and this change in practice could make it more difficult to comply with the 90/10 Rule for 2024. This change in practice will add to our accounts receivable as of December 31, 2023, as well as result in an increase to our leverage ratios as of December 31, 2023 under our Credit Agreement, as described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2022. Depending on what our leverage ratio is for the year ended December 31, 2023, we could be subject to limitations on our ability to incur additional indebtedness, pay dividends, or otherwise comply with the terms of our preferred stock. While we do not anticipate a higher leverage ratio will have material limitations on our expected operations for fiscal 2023, it could result in reduced operational flexibility. In addition, given the recent modifications of the 90/10 Rule, we also anticipate more general scrutiny of practices and compliance with the 90/10 Rule across the industry. As noted in the risk factor with the caption beginning “ED is conducting and will in the future conduct compliance reviews...”, ED is currently conducting a regular program review at APUS, which includes among other things a review of APUS’s compliance with the 90/10 Rule. Subsequent to ED’s site visit to APUS as part of the program review, APUS changed the way it calculates certain elements of 90/10 based on preliminary feedback from ED, which had the effect of a modest increase to the “90%” side of the ratio. At this time, we cannot predict whether ED could have further feedback or findings on APUS’s 90/10 compliance and related practices, whether as a result of the program review or otherwise.

Failure of one of our institutions to meet the 90/10 Rule for any fiscal year would require the institution to notify ED and students of this failure, would result in the institution being on provisional status for two fiscal years, could subject the institution to heightened regulatory scrutiny and possible adverse regulatory action, and could damage the institution’s reputation, which would have a material adverse impact on our results of operation, cash flow, and financial condition. Failure of an institution to meet the 90/10 Rule for two consecutive fiscal years results in the institution becoming ineligible to participate in Title IV programs for at least two fiscal years, and would have a material adverse impact on our results of operation, cash flow, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended September 30, 2023, we did not repurchase shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2023	—	—	—	746,141	397,136
July 1, 2023 - July 31, 2023	—	—	—	755,359	397,136
August 1, 2023 - August 31, 2023	—	—	—	755,359	397,136
September 1, 2023 - September 30, 2023	—	—	—	755,359	397,136
Total	—	$—	—	755,359	$397,136

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

(3)During the three month period ended September 30, 2023, we were deemed to have repurchased 4,914 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	November 7, 2023
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 7, 2023
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)