Form 10-K
period 2023-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2024-03-05
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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
Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the price at which the common stock was last sold on the Nasdaq Global Select Market on that date, was approximately $77 million.

The total number of shares of common stock outstanding as of March 1, 2024, was 17,505,345.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2023 fiscal year) are incorporated by reference into Part III of this Annual Report.

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
•actions by the Department of Defense, or DoD, or branches of the United States Armed Forces, including actions related to the disruption and suspension of DoD tuition assistance, or TA, programs and ArmyIgnitED, and expectations regarding the effects of those actions;
•actions by the U.S. Department of Education, or ED, institutional and programmatic accreditors, and state authorizing agencies and expectations regarding the effects of those actions;
•federal appropriations and other budgetary matters, including government shutdowns;
•changes in enrollment in postsecondary degree-granting institutions and workforce needs;
•the competitive environment in which we operate;
•our ability to recognize the benefits of our cost savings efforts and their benefits;
•challenges related to insourcing and outsourcing information technology services to our operations and third-party vendors, respectively;

•our ability to manage and influence our bad debt expense; and
•our financial performance generally.
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

Risks Related to Attracting and Retaining Students

•We depend on the effectiveness of our ability to attract students who persist in our programs. If we are unable to effectively market our programs or expand into new markets, our results of operations would be negatively affected.

•Enrollments and course registrations by active-duty service members may be adversely affected by factors not directly related to education programs, including changes in military activity and budgets.

•Continued declines in enrollments at Rasmussen University, or RU, could materially adversely affect RU’s and our profitability, financial condition, results of operations, and cash flows.

•Changes our institutions may make to improve the student experience and enhance their ability to identify and to enroll students who are likely to succeed may adversely affect enrollment, profitability, financial conditions and results of operations.

•Continued competition in the education market could decrease our market share and increase our cost of acquiring students, and if we are unable to successfully adjust to future market demands, our performance may be impaired.

Risks Related to the Regulation of Our Industry

•If we or our institutions fail to comply with regulatory requirements or to maintain institutional accreditation, we could face a decline in student enrollment, revenue, results of operations, or cash flows, sanctions or liability, and significant restrictions on operations, including loss of the ability to grant degrees or participate in DoD TA programs, Title IV programs, Department of Veterans Affairs benefits, and of access to federal student loans and grants.

•If one of our institutions does not comply with the “90/10 Rule” for two consecutive years, it or they will lose eligibility to participate in federal student financial aid programs.

•ED’s recently finalized gainful employment requirements could materially and adversely affect our business after they take effect.

•The failure to meet applicable National Council Licensure Examination, or NCLEX standards could reduce our enrollments, revenue, and cash flow, lead to adverse actions by state boards of nursing, and limit our ability to offer or force us to close educational programs.

•Recently introduced Florida legislation, if enacted, could have a material adverse impact on RU’s Florida nursing programs, RU’s planned Bloomington, Minnesota ADN program closure may adversely impact RU and us, and RU’s Illinois ADN program has been adversely impacted by regulatory action.

•The inability of graduates to obtain outcomes in their chosen fields of study could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

•ED rules related to borrower defense to repayment claims may create significant liability.

•Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate investigations, enforcement actions, or litigation against us.

Risks Related to Our Business

•Our student registrations, revenue, and cash flow have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition to new systems for soldiers to request TA.

•Economic and market conditions in the United States and abroad and changes in interest rates could affect our enrollments, success with placement and persistence, cohort default rates and ability to access additional capital.

•Our business could be harmed if we experience a disruption in the ability to process Title IV financial aid.

•Business combinations and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention, and we may not realize the expected benefits of any consummated acquisitions. Efforts to diversify our business model may provide challenges that we are not prepared or able to address.

•We have implemented a shared services model for services to our institutions, and challenges encountered due to the ongoing operation and expansion of this model could cause strategic or operational challenges.

•We rely on third-party vendors whose service may be of lower quality than ours, whose responsiveness may be less timely than ours, and whose compliance practices may increase our operational and compliance risk.

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

•We may not achieve the anticipated benefits of our cost savings efforts.

Risks Related to Our Technology Infrastructure

•Our ongoing transition away from Collegis, LLC for outsourced RU information technology and marketing functions to a new provider may not be timely, efficient, or cost-effective, or may pose other challenges.

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

•Cybersecurity incidents could compromise sensitive information and cause system disruptions and significant damage to our business and reputation.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
American Public Education, or APEI, provides online and campus-based postsecondary education to approximately 107,000 students, and career learning to approximately 27,000 individuals, through our subsidiary institutions. Our institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society and to offer opportunities to advance students in their current professions or to help them prepare for their next career.

Our Vision and Mission

Our vision is for education that transforms lives, advances careers, and improves communities. Our mission is to Power Potential and Prosperity for Those Who Serve. Our institutions of advanced learning are purpose-built to prepare service-minded students for employment, careers, and leadership in a diverse and changing world. We are the number one educator of active-duty military and of veterans through American Public University System, a national leader in pre-licensure nursing education, focused on a Diploma in Practical Nursing, or PN degree, and an Associate Degree in Nursing, or ADN degree, through Rasmussen University and Hondros College of Nursing, and operate one of the largest providers of training to the federal government and public workforce through Graduate School USA.

Our Institutions

We have four subsidiary institutions: American Public University System, Rasmussen University, Hondros College of Nursing, and Graduate School USA.

American Public University System

APUS provides online postsecondary education to approximately 89,800 adult learners. APUS traces its roots to American Military University, or AMU, which was founded in 1991, as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. Since then, APUS has broadened its focus to include other military communities, veterans, and public service and public service-minded communities, with a focus on educating those who serve, and has two components: AMU, which is focused on educating students from the military, national security, military-affiliated and service communities, like police, firefighters, emergency personnel, and government employees, and American Public University, or APU, which is focused on educating career-focused working adults with an emphasis on educating professionals working in service-related communities, including nursing, public health, public administration, and business administration. Today, a majority of APUS students are undergraduate-level students in addition to its graduate and certificate students.

APUS is exclusively an online institution of higher learning, designed to meet the needs of the military, military-affiliated, public service, and working adult students. Many of these students serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, and often must balance family and work demands. Although APUS’s focus has broadened since its founding, it continues to have an emphasis on its relationship with the military community. As of December 31, 2023, approximately 66% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 11% of APUS’s students self-reported that they are a military veteran. The remainder of APUS’s students are other military or military-affiliated professionals (such as reservists or National Guard members), public service professionals (such as law enforcement personnel or other first responders), and other non-military students (such as working adult students and military spouses).

APUS is institutionally accredited by The Higher Learning Commission, or HLC, a regional accrediting agency recognized by the U.S. Department of Education, or ED. Most other higher education institutions accept APUS’s courses for transfer credit as a result of this accreditation. HLC will conduct a focused visit at APUS in March 2024 after raising concerns regarding compliance with standards related to program development oversight and program assessment processes as a result of course availability in one program. APUS has a Standard Pathway designation, having transitioned from the Open Pathway in 2023 because of HLC’s decision to conduct a focused visit. All institutions on the Standard Pathway, including APUS, must undergo a mid-cycle comprehensive evaluation. A reaffirmation of accreditation site visit date will take place 2030-2031.

Rasmussen University

RU provides nursing- and health sciences-focused postsecondary education to over 14,100 students at its 22 campuses in six states and online. At the beginning of its 123-year history, RU focused on educating business students to prepare them for practical careers in bookkeeping, secretarial services, and accounting. RU’s foundation of education that transforms lives created an institution built to serve those not typically served by traditional higher education. While RU continues to offer programs across a broad range of study including business, technology, and education, it expanded its breadth and embarked on providing healthcare education in 2006. Today, RU offers a comprehensive “ladder” of nursing degrees, including pre-licensure PN and ADN degrees, post-licensure Bachelor of Science in Nursing, or BSN, and RN to BSN degrees, Master of Science degrees in Nursing, Specialties and Nurse Practitioner, and a Doctorate of Nurse Practice.

RU is committed to innovation in program delivery. For example, RU offers competency-based education, or CBE, helping to advance this learning approach where students learn by doing, manage their pace, and stay connected with faculty and peers. Additionally, virtually every nursing program at RU incorporates online content alongside lab and clinical or classroom components. As of December 31, 2023, approximately 5,700 students are pursuing nursing degrees at RU, over 90% of whom are enrolled in RU’s pre-licensure nursing degree programs, and approximately 8,400 students are enrolled in non-nursing programs.

RU is institutionally accredited by HLC with an Open Pathway designation, and all of RU’s Nursing programs are programmatically accredited by specialty nursing accrediting bodies. As with APUS, most other higher education institutions accept RU’s courses for transfer credit as a result of RU’s HLC accreditation.

APEI acquired RU on September 1, 2021, which we refer to as the Rasmussen Acquisition, adding what we believe is an attractive portfolio of programs to APEI, with a strong alignment around mission and culture.

Hondros College of Nursing

HCN provides nursing education to approximately 3,100 students across eight campuses in three states. HCN offers pre-licensure nursing programs that are designed to prepare individuals for productive careers through both a PN degree and an ADN degree, and two Direct Entry ADN degree options that offer an accelerated graduation pathway for students who meet certain transfer, academic, and entrance exam requirements.

HCN’s students principally receive on-campus instruction at one of HCN’s campuses and online for certain courses for those that prefer remote course learning. As of December 31, 2023, approximately 65% of HCN students were enrolled in a PN program and 35% were enrolled in an ADN program.

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

GSUSA provides career learning online as well as in-person at its headquarters facility in Washington, D.C. and at government and customer sites. GSUSA offers a catalog of more than 300 courses specializing in foundational and continuing professional development, as well as leadership training and practice management through its Center for Leadership and Management and Government Audit Training Institute. GSUSA trained over 27,000 individuals in 2023.

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

The following information for our segments is as of and for the year ended December 31, 2023.

2023 Developments and Future Financial Objectives

Campus Expansions and Relocations

In 2023, HCN relocated its former Fairborn, Ohio campus, located in a suburb of Dayton, Ohio, to a new, larger and more convenient, location in Dayton to better serve its students. HCN also intends to relocate its Toledo and Columbus, Ohio campuses to new, larger locations nearby. These relocations are expected to be completed in the summer and fall of 2024, respectively. In April 2023, RU completed the relocation of its Topeka, Kansas, campus to a new, larger location to expand its campus footprint and offer larger classrooms with improved nursing skills and simulation labs. In addition, RU intends to combine two campuses located in Ocala, Florida, into a single, expanded campus to improve the student experience.

Insourcing of Marketing and Information Technology

RU has historically outsourced the vast majority of its marketing and information technology functions through two contracts, one for each of marketing and information technology, with Collegis, LLC, or Collegis. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract, effective January 31, 2023, and completed the transition of RU marketing to our in-house centralized marketing team. Outsourced information technology services under the Collegis information technology contract will continue through September 2024, when we intend to allow the contract to expire, and transition all information technology functions currently outsourced to Collegis back to our operations and to one or more third-party vendors. In December 2023, we entered into an agreement to outsource certain of our information technology operations to a managed service provider, including service desk, end user support, and network support and operations.

Executive Leadership Changes

During 2023, we made strategic hires aimed at bolstering our ability to deliver improved student experience and outcomes, accelerating growth and transformation, including a new President of RU, a new President of GSUSA, and a new

Chief Marketing Officer. Please refer to “Our Institutions and Our Operations – Information About our Executive Officers” below for additional information about our executive officers serving as of the date of this Annual Report.

Rasmussen University Regulatory Metrics

RU’s new leadership team focused in 2023 on improving various regulatory metrics at RU, particularly NCLEX pass rates. We increased our focus on these metrics in 2023 in light of RU’s ADN enrollment declines, as a result of both voluntary and imposed enrollment caps in large part due to NCLEX pass rates below requisite state thresholds, as discussed further in the Risk Factors captioned “RU is currently on provisional certification with ED, and the terms of that provisional certification could limit its potential for growth” and “Continued declines in enrollments at RU could materially adversely affect RU’s and our profitability, financial condition, results of operations, and cash flows.” We believe that initiatives put in place by RU’s leadership during 2023, together with changes to the NCLEX that were implemented in April 2023, resulted in improvements to RU NCLEX pass rates, including improvements in the ADN program pass rates at nearly every campus in the second half of 2023 as compared to the first half of 2023. We expect NCLEX pass rates and regulatory metrics more generally to be a continued area of focus and improvement in 2024.

90/10 Compliance Outlook

We had a sustained focus in 2023 on the “90/10 Rule, which is described under “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility” below. While each of our institutions was in compliance with the 90/10 Rule for 2023, APUS’s relevant percentage for 2023 was 89%. In 2023, enrollments from students who use TA funds trended upward, while enrollments from students who use non-federal educational assistance funds continued to decline, causing APUS’s 90/10 percentage to increase and move closer to the threshold. Compliance with the “90/10” Rule will continue to be an area of focus, and despite our efforts, there can be no assurance that we will continue to be able to comply in future years, particularly at APUS. See the Risk Factors captioned “If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs” and “Our student registrations, revenue, and cash flow have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition to new systems for soldiers to request TA” for more information.

Cost and Expense Reductions

During 2023, we initiated several cost and expense reduction efforts, including a reduction in force in the third quarter that resulted in the termination of 74 employees and the elimination of 57 open positions across a variety of roles and departments at APEI, RU, HCN and GSUSA. The headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. We incurred an aggregate of approximately $3.0 million of pretax cash expenses associated with employee severance costs as a result of this reduction in force, all of which were incurred in the third quarter of 2023. The reduction in force is expected to result in pre-tax labor and benefit savings of approximately $15.5 million on an annualized basis.

Share Repurchase Program

On March 16, 2023, our Board of Directors confirmed the availability under an existing share repurchase program to repurchase up to approximately $8.0 million of shares of our common stock. We fully expended this $8.0 million as of April 30, 2023, and repurchased a total of 1,335,357 shares of our common stock. On November 27, 2023, the Board of Directors authorized a new program to repurchase up to an additional $10.0 million of shares of our common stock. In the fourth quarter, we repurchased 180,409 shares of our common stock under this repurchase authorization for an aggregate purchase amount of $1.6 million. In the aggregate, in 2023 we repurchased 1,515,766 shares of our common stock for $9.7 million. In January 2024, we repurchased 251,146 shares of our common stock for an aggregate purchase amount of $2.8 million. Effective February 1, 2024, we ceased purchases under this purchase authorization.

Financial Objectives

We strive to build on the momentum created by our actions and achievements in fiscal 2023 and to continue to execute on our strategic plan. Specifically, we are focused broadly on (i) achieving public market scale by growing the revenue of our enterprise organically and inorganically and (ii) delivering improved enterprise-wide operating margins.
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
•fluctuations in enrollment as evidenced by industry-wide undergraduate enrollment growth of 2.1% in the fall 2023 as compared to an overall industry-wide enrollment decline of 0.7% in the fall 2022; and
•rapid technological transformation, including through increasing demand for online offerings and the utilization of technology to enhance student learning, and emerging artificial intelligence, or AI, technologies.

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

Institutions Serving Military Students

APUS has focused on serving the military community since its founding, and the community continues to be a primary source of APUS students. Approximately 2,500 institutions serve military students through participation in Department of Defense, or DoD, tuition assistance, or TA, programs, including APUS. APUS’s primary competitors for military students are other institutions offering online instruction and colleges and universities offering on-campus instruction near military installations.

We believe that APUS will continue to see competition in the military community from both not-for-profit and for-profit schools, as well as from the Armed Forces themselves, including through distance learning programs. For example, the Navy in 2019 launched the U.S. Naval Community College, or the USNCC, a community college supporting naval education for enlisted service members. The USNCC now provides education to approximately 2,600 service members, and it plans to eventually achieve the capability to accommodate up to 25,000 students. While a number of schools with which APUS competes are participating partners with the USNCC, as a for-profit institution, APUS is not an eligible partner. As traditional not-for-profit public and private schools advance online capabilities, we believe that they will also present increasing competition for APUS.

The U.S. military is demonstrating increased levels of support for credentials other than degrees, which we believe could lead to enhanced competition from institutions serving military students. For example, Credentialing Opportunities On-Line, or COOL, is a program for each of the military branches and DoD civilians that links military occupations and experiences to civilian credentials (e.g., occupational certifications, licenses, and apprenticeships). The Army also offers an expanded credentialing program called the Army Credentialing Assistance Program, or Army CA, which is designed to support soldiers who wish to pursue civilian credentials, licenses, and certifications that may lead directly to a specific job. We believe other service branches may follow the Army’s example or pursue other approaches to enhancing support for credentialing, including, for example, the Coast Guard’s CA Program. APUS was previously an approved training provider for Army CA programs but ceased offering courses under the Army CA program in November 2022.

Nursing Programs

RU and HCN’s nursing programs are offered as campus-based programs in the geographic areas surrounding their campuses. In the approximately 20 market areas where RU and HCN’s combined 30 on-ground nursing campuses are located, we compete with a mix of community colleges, public and private postsecondary institutions, and other career-focused nursing colleges offering similar pre-licensure nursing programs. Because of the relatively local focus of these pre-licensure programs, our competitive environment is moderately fragmented and affected by various factors specific to the states and particular areas where campuses are located, including local supply and demand for nurses and nursing schools. We are also continuing to focus on growing our post-licensure nursing programs, for which the competitive environment is less fragmented and has larger competitors, including because RN to BSN and other post-licensure degrees are available online as well as in traditional campus-based environments.

Other Public and Postsecondary Institutions

Within the broader postsecondary education market, our institutions compete primarily with not-for-profit, public, and private two-year and four-year colleges, as well as other for-profit schools, particularly those that offer online learning programs. Due to an increase in online postsecondary offerings, we face increased competition as students pursue degree and credential-based postsecondary education from a wider selection of online offerings. For example, we anticipate increased competition from campus-based postsecondary institutions as they continue to increase online degree programs and develop more non-traditional programs.

Most public institutions are aided by substantial government subsidies. Public and private not-for-profit institutions benefit from grants, tax-exemptions, contributions, and other financial resources not widely available to for-profit institutions. Many public competitors also benefit from longstanding name recognition and are able to directly recruit students in a more cost-effective manner, especially in their local markets. Many private institutions are able to make larger investments in marketing, as their cost of tuition is higher than tuition at our institutions.

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
•entities providing coding bootcamps or micro-credentials; and
•non-degree granting institutions such as massive online course providers.

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

We believe that military veterans represent another important addressable market for online education. The U.S. Census Bureau estimates that in 2023 there were approximately 1.4 million veterans aged 18 to 34 and 3.9 million veterans aged 35 to 54. We believe that our military heritage, affordability, and online offerings are attractive to veterans. New policies and campaigns to facilitate the hiring of veterans may lower barriers to non-military jobs and facilitate veteran-owned businesses. As these policies and campaigns lower barriers to non-military jobs and facilitate veteran-owned businesses, we believe online universities offer valuable educational opportunities for veterans regardless of where they live, work, or learn.

Nursing

The expanding need for healthcare coupled with a nursing shortage continues to drive significant demand for nursing education. Projected employment for licensed practical nurses and registered nurses is expected to grow by approximately 5% and 6% annually, respectively, from 2022 to 2032, according to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook. When factoring in the need to replace workers who transfer to different occupations or exit the labor force, such as to retire, the U.S. Bureau of Labor Statistics projects openings each year for registered nurses of approximately 193,100, and approximately 54,400 for practical nurses, through 2032.

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

Career Learning

U.S. employers are increasingly reporting significant gaps between required skills and the capabilities of their workforce. Working adults also recognize the need to be lifelong learners. We believe employers and professional associations will seek partnerships with academic institutions to advance the skills and productivity of their workforce through higher education and career learning programs, which we see as an opportunity, particularly for APUS, RU, and GSUSA. We also believe that there is an opportunity to expand the APUS brand more broadly to attract students beyond its historical constituency.

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

Providing affordable, quality degree and certificate programs is an important element of our competitive strategy. The combined tuition and fees at APUS are generally less than the average in-state cost at a public university. APUS’s low tuition and fees, in combination with APUS-funded tuition grants and book grants provided to all undergraduate students result in significant savings and mean that APUS students are not required to take on as much debt as they might at another institution. APUS’s generous transfer credit policy, and use of open educational resources, further reduce a student’s out-of-pocket costs.

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

Relevant Offerings Aligned with Demand

Our institutions offer programs aligned to jobs that U.S. Bureau of Labor Statistics data and non-governmental organizations have indicated as high growth areas. Our institutions are also committed to continually assessing and enhancing our academic programs and student services to offer a high-quality education and facilitate successful outcomes for our students and graduates that align with employer needs. The depth and breadth of APUS’s and RU’s non-nursing program offerings are designed to effectively address the diverse needs of students who enter into education programs with vastly different educational and career backgrounds and goals. For example, APUS utilizes Industry Advisory Councils to evaluate its current curriculum and determine the career relevance of programs and degrees, which facilitate efforts to connect APUS’s curriculum to the industries and the students it serves and to deliver a high-quality academic product. RU and HCN, meanwhile, create new nurses to meet the significant imbalance of supply and demand that exists for nurses by preparing and training nursing students to enter the nursing profession as licensed nurses.

Flexible Program Offerings

Our institutions offer flexible learning modalities to meet the needs of busy working adults. APUS offers online delivery with monthly starts and academic support offerings are individualized to students’ needs, while RU offers CBE programs, a blend of online and in person courses for their nursing and other healthcare-related programs, and flexible start dates and online courses for other programs. HCN offers PN and ADN programs that accommodate working adults by offering on-campus instruction, online instruction for certain courses, as well as daytime and evening/weekend options. GSUSA offers virtual and in-person instructor-led, blended, and on demand online courses to accommodate the need for immediate application-specific training.

Market Leadership

Our status as a market leader in key areas we serve means that we operate from a position of strength in those areas. APUS is the number one educator of active-duty military and of veterans. Since its founding, APUS has broadened its focus to include other military communities, veterans, and public service and service-minded communities, with a focus on a broad purpose of “educating those who serve.” As of December 31, 2023, approximately 66% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 11% of APUS’s students self-reported that they are a military veteran. We are also a national leader in pre-licensure nursing education. RU has more than 5,700 nursing students at its 22 campuses across six states and online with over 90% of those students pursuing a pre-licensure PN degree, ADN degree, or post-licensure BSN degree. Finally, we are one of the largest providers of training to the federal and public employee workforces through GSUSA with its extensive portfolio of government agency customers and directly enrolled federal government employees.

Expansive Nursing Footprint

Our institutions train nurses at 30 campuses across nine states and online. Given the state and regulatory approvals necessary, the investment in physical campus facilities, the specialized programmatic knowledge and related accreditations, clinical placement requirements, the time to receive approval to grow nursing enrollments and various standards that nursing schools must meet, we believe nursing education – and in particular first or pre-licensure nursing education – provides us with opportunities to distinguish ourselves from our competitors. In addition, we believe we are one of the only educators with a full “ladder” of nursing curriculum from PN to Doctoral degrees.

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

Build a Career Learning Platform

We believe that our institutions provide us with a foundation from which we can build a career learning platform. We intend to expand GSUSA into new domains and models. We seek to enter into new, and expand existing nursing provider partnerships such as those at HCN. For example, during the fourth quarter of 2022, HCN entered into a tuition scholarship program with a national healthcare provider to provide scholarships to ADN students at its Toledo, Ohio campus in exchange for a work commitment following graduation. In the fall of 2023, HCN partnered with another national healthcare organization to provide similar scholarships to ADN students at its Columbus, Ohio campus. Additionally, among our institutions’ offerings are certificate programs, credentialing, and CBE programs.

Transform the Company to Achieve Sustainable Growth

We aim to increase our public market scale by growing the revenue of our enterprise organically and inorganically and delivering improved enterprise-wide operating margins. We intend to develop capabilities to drive organic growth and plan to continue to assess and pursue strategic investments and acquisitions and integrate and grow them for inorganic growth. Our strategy is organized around areas where we believe we have “the right to win.” For example, we will continue to focus on being the top educator for active-duty military and veterans and pre-licensure nurses. We also aim to deliver improved enterprise-wide operating margins by continuing to exercise financial discipline and taking steps such as our efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions.

Focus on Regulatory Metrics

We strive to deliver a quality, competitive education, which goes hand-in-hand with demonstrating compliance with various regulatory standards and metrics. We expect to continue to focus on the core elements of our business that are necessary to meet these standards and metrics. For example, in our nursing programs, we continue to be focused on improving various achievement metrics, particularly around NCLEX pass rates and retention statistics, and at APUS, we continue to focus on making sure we comply with the 90/10 Rule.

Optimize Our Cost Structure Through the Shared Services Model

We aim to deliver better, faster, more cost effective, responsible, scalable results for our institutions by providing shared services to them, as noted in “Our Institutions and Operations” below. We believe that the shared services model promotes the efficient use of resources.

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

Our Institutions

Programs and Areas of Study

We offer a total of 184 degree programs, 134 certificate programs, and four diploma programs, through our institutions. We offer programs across a broad range of fields of study, including public service-focused fields such as nursing, national security, military studies, intelligence, and homeland security, as well as traditional academic fields such as business, health science, information technology, justice studies, education, and liberal arts. In addition, through GSUSA, our offerings also include career learning opportunities in leadership, finance, human resources, and other fields of study critical to the federal government workforce.

Programs	Number
APUS
Doctoral Degrees	2
Master’s Degrees	46
Bachelor’s Degrees	58
Associate Degrees	31
RU
Doctoral Degrees	1
Master’s Degrees	5
Bachelor’s Degrees	19
Associate Degrees	21
HCN
Associate Degrees	1
Total Degree Programs:	184

Certificates
APUS	111
RU	13
GSUSA	10
Total Certificates:	134
Diplomas
RU	3
HCN	1
Total Diplomas:	4

Total Programs, Certificates, and Diplomas	322

General Academics

APUS offers 137 degree programs and 111 certificate programs across five schools of study. More than 1,800 distinct courses are available in either eight- or sixteen-week formats. Most APUS academic terms begin on the first Monday of each month. APUS’ certificate programs generally require a minimum of 18 credit hours and focus on a particular component of a broader degree program. Among those programs are 19 undergraduate and 18 graduate NanoCertsTM programs, focused programs comprised of three academic courses in a related area of interest that provide skills necessary for career or professional development and result in a micro credential. RU offers over 60 programs across seven schools of study in addition to nursing. RU offers more than 775 distinct courses in 5.5 or 11-week formats with terms beginning in January, April, July, and October of each year.

Nursing

RU offers a comprehensive “ladder” of nursing degrees, including a pre-licensure Diploma in PN, ADN degree, and a BSN degree, as well as the post-licensure RN to BSN degree, Master of Science in Nursing degree and Doctorate of Nurse Practice. In addition, RU also offers a post-graduate nursing certificate. HCN offers on-campus instruction leading to a Diploma in PN and an ADN degree, as well as a Direct Entry ADN degree option that offers an accelerated graduation pathway for students who meet certain transfer, academic and entrance exam requirements. Portions of these programs are taught online. Academic terms for HCN’s PN and ADN programs begin four times each year, with courses starting in January, April, July, and October. Graduates of RU and HCN’s PN and ADN programs are eligible to seek licensure after passing the applicable National Council Licensure Examination, or NCLEX, exams.

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

Student Body

Overall, our institutions have approximately 107,000 students enrolled online and at 30 campuses across nine states, with enrollment calculated differently depending on the institution. In addition, GSUSA trained over 27,000 individuals in 2023.

The student body of APUS consists of approximately 89,800 enrolled students, most of whom are employed full-time. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence, who are currently attending a course or have completed at least one course within the last 12 months. As of December 31, 2023, approximately 66% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 11% of APUS’s students self-reported that they are a military veteran. The remainder of APUS’s students are other military or military-affiliated professionals (such as reservists or National Guard members), public service professionals (such as law enforcement personnel or other first responders), and other non-military students (such as working adult students and military spouses). Many APUS students have significant prior education and career experiences; 91% are working adults and the average age of APUS students is 31. APUS is designed to serve those adult learners with tailored offerings to support them in successfully reaching their individual goals.

RU provides education to approximately 14,100 enrolled students. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence. RU offers programs across a broad range of fields of study, with a focus on healthcare, specifically nursing education. At RU, 81% of students are over the age of 25 and 73% are female. As of December 31, 2023, approximately 5,700 students are pursuing nursing degrees at RU, over 90% of whom are enrolled in RU’s pre-licensure degree programs.

HCN provides nursing education to approximately 3,100 students at eight campuses in three states. The average HCN student is approximately 33 years old and 93% of HCN students are female.

Accreditation

Our institutions have institutional accreditation, and their programs often have programmatic or specialized accreditation. Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Students and sponsors of tuition reimbursement programs look to accreditation for quality assurance, and employers rely on institutions’ accredited status when evaluating a candidate’s credentials. In 2023, APUS transitioned from the Open Pathway designation to the Standard Pathway designation. As a result of this transition, APUS will be subject to a focused site-visit in March 2024 and will be subject to a comprehensive site-visit for the year four mid-cycle review under the Standard Pathway, to take place in 2025. The reaffirmation of accreditation site visit date remains unchanged and will take place 2030-2031. RU has institutional accreditation from HLC with an Open Pathway designation, with the next comprehensive evaluation for reaffirmation of accreditation scheduled for May 2026. HCN is institutionally accredited by ABHES, and in February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses. GSUSA is accredited by ACCET.

In addition to institutional accreditation, certain of our programs offered have received specialized accreditation. For example, the Accreditation Council for Business Schools and Programs accredits approximately 15 different business-focused academic programs offered by APUS and accredits APUS’s accounting program under a specialized accounting accreditation. The Commission on Collegiate Nursing Education accredits the Bachelor and Master of Science in Nursing programs at APUS and RU. Certain programs offered by RU have received specialized accreditation as well. For example, RU’s ADN and Licensed Practical Nursing programs are accredited by the Accrediting Commission for Education in Nursing. HCN’s PN program is accredited by NLN CNEA.

RU and HCN’s locations and programs are approved by state agencies as well. For example, the nursing education programs offered by RU and HCN are approved by the relevant state boards of nursing.

For more information on accreditation and licensure, please refer to “Regulatory Environment – Accreditation” and “Regulatory Environment – State Authorization/Licensure” in this Annual report.

Admissions and Admissions Standards

We work to attract students who are more likely to persist and succeed in our programs and continue to work to identify and implement changes and initiatives in an effort to attract and enroll more college-ready students more effectively. We welcome students to apply for admission at any time through online application processes at APUS, HCN, and RU. The current qualification for most undergraduate programs is a high school diploma or General Education Development certificate. Applicants for graduate programs must hold a bachelor’s degree from an accredited U.S. institution or an equivalent foreign institution. Certain programs may have additional admissions standards and restrictions. For example, RU and HCN require prospective nursing students to achieve qualifying entrance exam scores for certain programs.

Affordability and Cost of Attendance

We have long been focused on offering our students affordable programs. Affordable tuition has been a priority of APUS since its founding. APUS tuition remains among the lowest in the four-year for-profit sector. The combined tuition and fees at APUS are generally less than the average in-state cost at a public university. APUS costs are more than 25% less than the average in-state full-time undergraduate tuition, fees, and books at four-year public universities, based on the final 2022-2023 institutional data reported to ED through the Integrated Postsecondary Education Data System. This low tuition and fees, in combination with APUS-funded tuition grants and book grants provided to all undergraduate students, resulted in significant savings to APUS students. Additionally, APUS’s generous transfer credit policy, and use of open educational resources, further reduce a student’s out-of-pocket costs. Tuition and fees at RU and HCN are also designed to be affordable and competitive with those of similar institutions offering the same level of flexibility, accessibility, and student experience.

Tuition and Fees

APUS implemented tuition and fee increases for its non-military and veteran students in the second and third quarters of 2023. At APUS, following the tuition increases, tuition for undergraduate courses is $350 per credit hour, while tuition for master’s level classes is $425 per credit hour. In general, a bachelor’s degree may be earned for $42,000 in tuition costs at current tuition rates, and APUS master’s degrees may be earned for $15,300 in tuition at current tuition rates. APUS does not charge an admission fee or fees for services such as registration, course drops, or similar events that trigger fees at many other institutions. Because APUS is an exclusively online institution, there are no required resident fees, such as for parking, food service, student union, and recreation. Students taking graduate courses at APUS are charged a technology fee of $85 per course. When applicable, APUS students are charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees. In the second quarter of 2024, as part of the continuous improvement initiatives in education quality, APUS plans to implement a modest tuition increase to master’s students across all categories, including military, non-military, and veteran students.

RU’s costs vary among its programs and between part-time and full-time attendance. In January 2023, RU implemented tuition increases for select programs to help offset the increased cost of delivering a quality education. RU’s ADN program typically costs $409 per credit hour in addition to course fees. Credit hour costs range from $199 per credit hour to

$419 per credit hour for other undergraduate programs. At the graduate level, RU offers six different master’s programs for $205 per credit hour or less. RU charges a $175 course technology and resource fee for each course. Students may purchase required textbooks or e-books through RU for a flat fee of $15 for each textbook (traditional or e-book) for each course.

HCN’s costs vary among its programs. In the second quarter of 2023, HCN implemented a 5% increase in tuition and fees across all programs to offset the increased cost of delivering a quality, competitive education. HCN’s PN program may be completed for approximately $19,600 in tuition and fees and the ADN program may be completed for approximately $27,800 in tuition and fees, depending on the campus location. Fees include the cost of examination review materials, lab fees, and test review fees, among others. Some of these costs are payable to HCN and others are payable to third parties. HCN’s students also incur costs for textbooks, supplies, uniforms, and its technology package. These costs vary by program and are paid for by HCN’s students as the textbooks or supplies are needed. HCN estimates that over the life of its programs, a student’s costs related to textbooks and supplies will be approximately $4,000 for the PN program and $6,000 for the ADN program.

At RU and HCN, tuition increases are adjusted to be consistent with the local campus markets. Even inclusive of recent increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions.

Grants and Other Fee Reduction Opportunities

Prior to September 2023, to support APUS’s active-duty military students using TA, APUS provided an APUS-funded tuition grant so that undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents had a net tuition of $250 per credit hour. In September 2023, APUS removed the APUS-funded tuition grant and APUS began providing a Preferred Military Rate of $250 per credit hour for undergraduate and master’s level courses, for all U.S. active-duty service members, National Guard members, Reservists, and military families. Active-duty military students using TA at the undergraduate level are expected to generally have no out-of-pocket expenses. In the second quarter of 2023, coinciding with the tuition increases described above, APUS added a 10% Veteran Grant for veterans and veteran’s family members, on standard undergraduate and master’s level courses. In addition, veterans who qualify for 100% of their Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill, benefits are expected to generally have no out-of-pocket expenses either.

Active-duty military undergraduate students and their spouses and dependents enrolled in courses for academic credit at APUS receive textbooks and certain course materials at no additional cost to them through an APUS-funded institutional book-grant program. APUS also utilizes open access and online library materials where appropriate and works with various publishers to reduce the cost of textbooks and course materials for both graduate students who pay for textbooks and course materials and for APUS, which funds the book grant.

At RU, students can lower their total cost of attendance through self-directed assessments, which provide savings by permitting students who demonstrate proficiency in a subject to test out of courses. Self-directed assessments, when available, may be attempted for a prepaid fee, which is generally $149 per attempt.

HCN students may apply performance-based grants and needs-based grants toward the balance of their tuition after all other funding sources. HCN offers an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources.

HCN offers its students an extended payment plan option. The extended payment plan is designed to assist students with educational costs including tuition and fees. Payment plans require ongoing payments while the student is enrolled in a program and extend after the last day of attendance or graduation. To the extent interest is applied, it is generally fixed and does not accrue until the student departs the program or graduates. The extended payment plan options do not impose any origination fees.

Sources of Student Financing and Financial Aid

Our students finance their education through a combination of individual resources, ED’s Title IV programs, private loans, state and federal grants, institutional grants, TA, Department of Veterans Affairs, or VA, educational benefits, and corporate reimbursement programs. Most students rely on some form of financial aid in addition to their individual resources. At APUS, students utilizing DoD’s TA programs as their primary source of payment accounted for 48%, those utilizing VA education benefits 22%, those utilizing ED’s Title IV programs 17%, and those utilizing cash and other sources 13%, of revenue in 2023. At RU, students utilizing ED’s Title IV programs as their primary source of payment accounted for 75%, those utilizing cash and other sources 23%, and those utilizing VA education benefits 2%, of revenue in 2023. In addition, most HCN students rely on some form of financial aid in addition to their individual resources. We believe that the ability of our students to participate in these programs is essential to the success of APUS, RU, and HCN.

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

Student Retention and Academic Outcomes

Our institutions are focused on executing initiatives that will more effectively support their students and help improve those students’ educational outcomes. Improved engagement is an important element in our goal of retaining qualified students. For example, APUS and RU improve engagement through, among other things, faculty engagement initiatives and co-curricular initiatives to increase the level of engagement and collaboration in the classroom and strengthen the bond between those institutions and their students. We also carry out initiatives intended to improve the educational outcomes of our students. For example, RU’s Council for Nursing Excellence is dedicated to helping students pass the NCLEX exam the first time by identifying student-specific challenge areas and providing customized tutoring resources and faculty training. We believe these initiatives contributed to improved NCLEX scores at certain campuses in 2023. RU also plans to integrate NCLEX testing simulation and preparation tools throughout the curriculum and to conduct a curriculum assessment to identify areas where RU can better enable student mastery and success.

Career Development

We believe assisting students in advancing their careers in their current profession or securing employment after completion of their programs or courses is an essential part of our mission. Our institutions offer an array of career services, including complementary personalized career advice for students and alumni through direct interaction with career services staff, career events such as in-person and virtual job fairs and on-campus recruiting, and institution-sponsored online job boards. APUS also offers career planning tools, such as an interest assessment to identify career options that fit student interests and guides to careers associated with student majors, and career preparation services, such as mock interview services, resume review services, and social media review services to improve students’ employer-facing online profiles. RU provides a variety of self-service resources, including access to a networking, job posting, a career research website, online resume building and interview preparation tools, webinars, and video tutorials, as well as online programmatic advising by dedicated career services advisors. We strive to link students directly with employers where we can. For example, during the fourth quarter of 2022, HCN entered into a tuition scholarship program with a national healthcare provider to provide scholarships to ADN students at its Toledo, Ohio campus in exchange for a work commitment following graduation. In the fall of 2023, HCN partnered with another national healthcare organization to provide similar scholarships to ADN students at its Columbus, Ohio campus.

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

We execute our marketing efforts through both direct-to-student and business-to-business channels. Our marketing relationship with students extends across the entire student journey from recruitment to post-graduation and includes efforts to drive student awareness, improve student onboarding, increase persistence, improve student performance, and focus on career outcomes. We aim to market to students wherever they may be, through their chosen media or marketing channel, and in the geographies where they are located. Our approach includes in-person and relationship-based marketing as well as digital (including search, company-owned and external content, social media, and streaming services), and more traditional media television, radio, and print marketing efforts.

We also work with partners we believe can provide us with better access to students who will persist in our institutions’ programs. Nearly 25% of our RU enrollments are associated with an alliance or partner relationship. We have agreements with over 300 employers whose employees pursue an education at RU. At APUS, this includes partnerships with community colleges, which prepare students for transfer opportunities to APUS for bachelor’s degree programs. At RU and HCN, we have begun establishing new partnerships with healthcare providers to further career outcomes and defray costs of education, as discussed more fully in “Our Institutions – Career Development” above.

Marketing efforts tailored for our institutions consider prospective and current students, including their respective educational goals. To that end, APUS marketing has historically had a relationship-based focus on building long-term relationships with businesses, professional organizations, and individuals in the military, military-affiliated, and public service communities. We also have programs at APUS that aim to assist members of the military as they transition into private sector jobs. RU and HCN nursing program marketing includes leveraging relationships with and marketing to the healthcare community, and in late 2022 we increased our non-nursing marketing for RU in response to demand, which continued throughout 2023 and which we expect will continue as part of our 2024 marketing strategy.

In 2022, we began efforts to centralize our marketing organization. Our centralized team is currently providing all marketing and branding services through a shared service model to APUS and GSUSA, and providing many of these services for HCN. RU historically relied on Collegis for a variety of outsourced marketing services. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, and we have completed the transition of RU marketing to our in-house centralized marketing team. We are also developing marketing expertise that spans a variety of functional areas and to extend our use of marketing technology and analytics. We currently use technology and analytics to improve marketing mix, audience targeting, new initiatives, messaging, and creative decisions, as well as advertising development, delivery, and testing. In 2023, to support all of our institutions, we also hired subject matter experts in all key marketing functional areas.

Information Technology

Information technology systems are essential to our student experience and our business operations. APEI provides information technology services to our institutions through a shared services model. In addition, RU is party to a service agreement with Collegis to provide information technology services through September 2024. RU currently relies on Collegis for a variety of outsourced information technology functions, including data center, learning management system, user support, and network and voice services, and its technology infrastructure is currently hosted, managed, and supported by Collegis.

Our Ongoing Technology Transition

We are in the midst of a multi-year technology transformation program to enable us to enhance the learning experience for students, better accommodate new flexible learning modalities, and improve the operational effectiveness of our enterprise. In April 2022, we notified Collegis that we intend to permit RU’s contract with Collegis to expire by its terms in September 2024. We plan to insource all the technology and services currently provided by Collegis to cloud services or third-party vendors over which we will have management oversight. As part of the transition from Collegis, we plan to continue looking more broadly for opportunities to further improve operational effectiveness across our information technology operations and rationalize our technology portfolio. For example, in December 2023, we entered into an agreement to outsource a number of our information technology operations, including some that were previously being handled by Collegis, to a managed service provider, including service desk, end user support, network support and operations.

Student Information and Instructional Delivery

Our core enterprise systems are (i) our student information and services systems, or SIS, platforms which our institutions use to interact with and provide support to students in areas such as admissions, registration, tuition payment, grade reporting, progress toward degrees, and various other functions, (ii) our learning management systems, or LMS, platforms, which our institutions use to deliver course content and support teaching, learning, and collaboration, and (iii) our customer relationship management systems, or CRM, which manage our admissions functions.

At APUS, we have a legacy customized SIS that we refer to as Partnership at a Distance™, or PAD, and proprietary information systems and processes to support PAD. RU uses Anthology Campus Nexus as its SIS. The RU SIS environment is currently hosted with Collegis, which maintains all systems, support, and hosting for RU. APUS and RU admissions functions are managed inside of Salesforce and connected to PAD for APUS and Anthology for RU to ensure all pertinent information is synchronized appropriately. HCN and GSUSA have their own SIS platforms. In 2024, we plan to replace the existing SIS platform used by GSUSA and will also begin moving HCN to a new SIS platform. More broadly, we continue to review and assess our student information and services platforms and their capabilities, including whether to consolidate to a standard platform across more or all our institutions.

PAD is designed to enable APUS to provide each student with individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking. We continually evaluate PAD for changes and upgrades and anticipate that we will eventually make significant changes to or replace this system.

In 2021, we consolidated APUS and HCN onto a single, cloud based LMS platform, Brightspace by D2L. RU uses Blackboard Ultra as its LMS platform. This environment is hosted with Blackboard, which is now owned by Anthology. All RU support for Blackboard Ultra is currently provided by Collegis.

We are continuing to consolidate APUS’s customer relationship management systems onto a single platform, the first phases of which were completed in 2022. In early 2023, at APUS we launched a new native mobile application to improve the student experience. The APUS mobile application provides current and future students with university information and access to academic tools via mobile and tablet, 24/7. Key features include registration, academic dashboard, task Manager, program tracker, and real-time notifications.

In addition to our student information and services systems, LMS platforms, and CRM systems, we also have several other systems that support the student experience, financial aid processing, fiscal management, human resources processes, marketing, and decision support.

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

Human Capital

Strategy and Values

Our ability to deliver on our mission and to continue to transform our enterprise to focus on quality student outcomes and on sustainable growth is tightly aligned with our human capital strategy. Our performance depends on the talents, experience, and efforts of our employees, and on our ability to foster a culture and practice of high performance, innovation, cooperation, integrity, and respect. We seek to be a destination for high-potential employees and desire to build a bench of future leaders by developing best-in-class human capital capabilities. During 2023, our key human capital efforts focused on centralizing certain components of our human capital strategy, including implementing a common talent acquisition methodology and common talent management and talent review process, as well as centralizing and improving responses to human capital inquiries through our HR Operations AskHR team. We also continue to implement a streamlined and proactive approach to employee communication to drive connectivity, engagement, and efficiencies.

As of December 31, 2023, APEI’s employee population comprised the following:

	Faculty Members (Full-Time)	Other Professional Staff (Full-Time)	Total Full-Time Employees	Faculty Members (Part-Time)	Other Professional Staff (Part-Time)	Total
APUS	326	568	894	1,341	6	2,241
RU	263	465	728	1,627	300	2,655
HCN	135	160	295	63	39	397
GSUSA	—	54	54	256	10	320
Corporate	—	422	422	—	2	424
Total	724	1,669	2,393	3,287	357	6,037

Our employees have diverse backgrounds, influenced in part by the geography in which our headquarters, administrative facilities, and campuses are located, and by the communities we serve, in particular military, military-affiliated, veteran, and nursing communities.

As of December 31, 2023, our employee diversity was as follows:

	Female (1)	People of Color (2)
APUS	53%	23%
RU	79%	32%
HCN	78%	28%
GSUSA	55%	44%
Corporate	57%	26%

(1) Consists of employees self-identifying as female.
(2) Consists of employees self-identifying as Black or African American, Hispanic, Asian American, Native American, or more than one race or ethnicity.

Diversity and inclusion is a business imperative at the core of our values, and we believe that diversity and inclusion reflects the expectations of students we serve. In the first quarter of 2023, we launched an enterprise-wide, cross-functional Inclusion and Impact Council that includes members of executive leadership, as well as inclusion champions from across all of our education units, and focuses on driving awareness and harmonization around diversity, equity, inclusion, and belonging initiatives. To support our diversity and inclusion efforts, we also have diversity and inclusion task forces and committees at our institutions.

Talent Development and Retention

We believe the quality of our faculty and non-faculty staff is critical to the student experience and student outcomes and is therefore vital to our institutions’ success. Hiring competition is intense, especially for faculty in specialized areas and qualified executives. RU and HCN also compete with both nursing schools and traditional employers of healthcare professionals to fill open faculty positions. A nursing faculty shortage continues, adversely affecting our ability to recruit and retain qualified nursing faculty at RU and HCN. We believe that current job market dynamics, including low unemployment, have further increased the challenge of hiring and employee retention. We strive to retain our talent and closely track retention among our employees, both faculty and staff. In 2023, we had full-time employee turnover of approximately 19%, of which 73% was voluntary and 27% was involuntary. In 2022, we had full-time employee turnover of approximately 28%, of which, 70% was voluntary and 30% was involuntary. Although we have taken additional steps to retain our current faculty and source and recruit talent, there can be no assurance that our efforts will be successful.

Our strategic initiatives require our personnel to perform at a high level and to adapt and learn new skills and capabilities. New faculty members complete on-boarding, orientation, and training. All faculty have annual development opportunities and requirements. In addition, our institutions regularly review faculty performance. We have implemented a centralized talent and transformation team to focus on improving internal learning and development practices and succession planning to ensure that we cultivate skills needed to deliver high quality student outcomes and help grow our operations. In 2023, we executed an enterprise-wide talent review for all vice-president and above employees to ensure a consistent review of talent and more meaningful development plans for those leaders, as well as enhanced succession planning. We also invested in both change management and integration talent at the Company level to assist in further integrating our institutions, and we continued our centralized and consistent compliance training approach across the organization. We are committed to working to ensure that new hires and employees are fully trained on key compliance issues at hire and also on an annual basis during the duration of employment. We also review all required compliance trainings annually to ensure the training is comprehensive.

Staffing our Institutions

We believe that hiring and retaining well-educated and qualified faculty members is important to our success. We continue to centralize more of our talent acquisition function in an effort to improve talent search efficiency, increase the consistency of our sourcing practices, and strengthen hiring processes. This centralization has significantly reduced our time to fill metrics and improved our ability to assess talent needs company-wide.

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

Employee Engagement and Relations

We measure employee engagement, including faculty, on an ongoing basis by soliciting feedback, including a company-wide annual employee engagement survey for all employees, in order to understand the views of our employees. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee and faculty experience. None of our employees are parties to a collective bargaining agreement, and management considers employee relations to be good.

Health and Safety

We are committed to the health and well-being of our employees and assess our well-being initiatives and marketplace trends on an ongoing basis. Beginning in 2022, and continuing in 2023, we have increased our focus on employee well-being and have enhanced our Total Rewards Team, which is focused on benefits and well-being. In 2023, we added paid parental leave to support our employees and their families and additional paid time off, including time for volunteerism, as additional retention tools.

Since the abatement of the COVID-19 pandemic, we have allowed employees to return to a hybrid work setting. Employees are continuing to follow a blended model of working onsite and remotely, and we have committed to determining the optimal mix of site-based, flexible, and fully remote work models on a department and role basis.

Community Impact

We intend for our Inclusion and Impact Council to lead efforts to ensure that we positively impact the communities in which our employees work and live, including by organizing volunteer opportunities. Beginning in 2023, we provided full-time employees, faculty, and staff with eight hours of additional paid time off for volunteering and giving back to society.

Information About our Executive Officers

    Set forth below is certain information concerning our executive officers serving as of the date of this Annual Report.

Name	Age	Position
Angela K. Selden	58	President and Chief Executive Officer, APEI
Richard W. Sunderland, Jr., CPA	63	Executive Vice President, Chief Financial Officer, APEI
Craig S. MacGibbon	60	Executive Vice President, Chief Information Officer, APEI
Thomas A. Beckett	56	Senior Vice President, General Counsel and Secretary, APEI
Tanya J. Axenson	48	Senior Vice President, Chief Human Resources Officer, APEI
Karmela Gaffney	56	Senior Vice President, and Chief Marketing Officer
Nuno S. Fernandes	47	President, APUS
Paula R. Singer	69	President and Chief Academic Officer, RU
Harry T. Wilkins	67	Chief Executive Officer, HCN

Angela K. Selden joined us in September 2019 as President and Chief Executive Officer and a member of our Board of Directors. Ms. Selden had previously served as Chief Executive Officer of DIGARC, LLC, an education technology provider to higher education institutions, since October 2016. From July 2015 until April 2016, Ms. Selden was Interim Chief Executive Officer of Skybridge Americas, a global contact center and provider of fulfillment solutions, and she served as a member of its board of directors from July 2015 through December 2018. Prior to Skybridge Americas, Ms. Selden served as Chief Executive Officer of Workforce Insight, LLC, a global provider of strategic workforce management, from 2014 to 2015, after Workforce Insight’s acquisition by Baird Capital Partners, where Ms. Selden served as Executive in Residence from 2013 to 2014 and participated in the acquisition of Workforce Insight. Prior to her role at Baird, Ms. Selden served as Chief Executive Officer and Executive Co-Chairman of Arise Virtual Solutions, Inc., a virtual workforce solutions outsourcer from January 2005 until

August 2011. Earlier in her career, Ms. Selden spent 18 years at Accenture, including serving as the Managing Partner leading Accenture’s North American West Consumer and Industrial Products group to significant growth.

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

Karmela Gaffney joined us in July 2023 as Acting Chief Marketing Officer before being hired for the role full-time in December 2023. Prior to joining APEI, Ms. Gaffney served as the Chief Marketing Officer of Academic Partnerships from 2020 to 2022 and Senior Vice President of Digital and Integrated Marketing at the same company from 2018 until 2020. Prior to this, Ms. Gaffney was Vice President, eCommerce and Phoenix.edu at University of Phoenix from 2015 to 2018 and was Vice President, Digital Commerce at Choice Hotels International from 2013 to 2015. Ms. Gaffney also previously held various leadership roles at Best Western Hotels & Resorts.

Nuno S. Fernandes joined APUS as President in August 2022. Prior to joining APUS, Mr. Fernandes served at Ilumno, a company that partners with universities in Latin America to expand access to higher education throughout the region, as President and Chief Executive Officer from May 2019 to August 2022, Executive Vice President, Global Operations and Strategic Alliances from April 2018 to May 2019, Executive Vice President, Strategic Alliances from May 2017 to April 2018, Senior Vice President, Global Operations from September 2016 to May 2017, Chief Marketing and Operations Officer from September 2015 to September 2016, Senior Vice President Marketing, Enrollment and Student Services from January 2014 to September 2015 and Senior Vice President Marketing, Enrollment from January 2013 to January 2014. Mr. Fernandes has also held various leadership roles at Overseas Leisure Group and Bosch.

Paula R. Singer joined us in April 2023 as President and Chief Academic Officer of RU and as a non-voting member of our RU Board of Directors. Prior to joining RU, Paula spent 27 years at Laureate Education, Inc. where she retired in January 2022 as the CEO of Laureate Online and Walden University. During her tenure with Laureate Education, Inc. Ms. Singer served as chairman of Walden University for 19 years. Ms. Singer is the co-founder and principal owner of Nurture Nest Montessori School and serves as a board director at the University of Connecticut Foundation.

Harry T. Wilkins rejoined us in May 2019 as the Chief Executive Officer of HCN, a position he previously held from December 2013 until his retirement in December 2015. From July 2021 until June 2022, Mr. Wilkins was also the Executive Vice President, Strategy, Growth and Innovation of APUS. Prior to December 2013, Mr. Wilkins served as our Chief Financial Officer of APEI. Prior to serving as the Chief Financial Officer of APEI, Mr. Wilkins had various executive roles, including serving as the Chief Financial Officer, at Strayer Education, Inc., now Strategic Education, Inc.

Intellectual Property

We and our institutions own and exercise rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect our intellectual property.

Our institutions own or license all course syllabi and course and instructional materials developed by their faculty and employees and, as such, these course materials may be used by our institutions in current and future courses as needed to facilitate instruction and may be modified by our institutions to meet evolving course or curriculum requirements. In general, our institutions do not assert ownership claims to scholarly works of their faculty, such as articles and books, which were not developed as course materials. Such intellectual property of our institutions’ individual faculty members remains the property of each such faculty member and is reserved specifically for use only by the faculty member who owns it unless the faculty member grants permission for use by others.

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

We or our institutions have secured or claim rights to trademarks for various names and terms used in our and their respective businesses, including rights in “American Public Education, Inc.,” “American Public University System,” “American Military University,” “American Public University,” “Graduate School USA”, “Rasmussen University”, and others. In connection with our acquisition of HCN, we received a royalty-free, irrevocable, exclusive, transferable, sublicensable license to use the name “Hondros College of Nursing” and, instead of “Nursing,” any other qualifier directly related to nursing, medicine, or healthcare in connection with the business and operations of HCN. The trademarks and service marks we use are central to our institutions’ brand identities overall and marketing efforts, including how prospective students identify them.

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

REGULATORY ENVIRONMENT

We and our institutions are regulated by (i) accrediting agencies, (ii) state regulatory bodies, and (iii) the federal government through ED. APUS, RU, and HCN are approved to participate in TA programs administered by DoD and veterans’ education benefits programs administered by the VA and are therefore also subject to oversight by those agencies. Regulations, standards, and policies of these agencies address the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, and financial operations and condition. We are also regulated in some cases by other federal agencies including the Consumer Financial Protection Bureau, or CFPB, and Federal Trade Commission, or FTC.

The postsecondary education regulatory environment is complex and continues to evolve. Changes in or new interpretations of law, regulations, standards, and policies could have material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under student financial assistance programs, and cost of doing business. The postsecondary education regulatory environment has also changed and may change in the future as a result of U.S. federal elections, changes in Presidential administrations and control of Congress, and legislative activity at the state level.

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

HLC will conduct a focused visit at APUS in March 2024 after raising concerns regarding compliance with standards related to program development oversight and program assessment processes as a result of issues with course availability in one program. HLC’s focused visit will result in a written report addressing the topics of concern identified in the letter calling for the focused visit. The focused visit team report will include a recommendation to accept the report or may call for additional monitoring, sanction, show-cause order, or withdrawal of accreditation. Although APUS would have the opportunity to respond prior to any HLC action on the report, we cannot be sure that the HLC team will not identify deficiencies at APUS during the focused visit or call for negative accreditation-related action against APUS as a result.

APUS has a Standard Pathway designation, having transitioned from the Open Pathway in 2023 because of HLC’s decision to conduct a focused visit. All institutions on the Standard Pathway must undergo a mid-cycle comprehensive evaluation. APUS is currently scheduled for its mid-cycle comprehensive evaluation site visit in 2025.

•RU is institutionally accredited by HLC. RU’s next comprehensive evaluation for reaffirmation of accreditation is scheduled for May 2026. RU is accredited with the Open Pathway designation.

•HCN is institutionally accredited by ABHES. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program that is not meeting ABHES’ outcomes thresholds to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or for other good cause. In prior years, several HCN programs at certain HCN campuses have failed to satisfy ABHES’s student achievement measures, and as a result ABHES has placed specific programs at certain campus locations on program-specific warning or outcomes reporting status and required action plans.

As a result of retention rates being below the 70% benchmark for 2021-2022 reporting year, which was the second consecutive full reporting year, ABHES placed the PN programs at the Cincinnati, Cleveland, Columbus, and Dayton campuses on program-specific warning status in January 2023. Due to the Toledo PN and Akron ADN program retention rates falling below the 70% benchmark for 2021-2022 reporting year, which was the first full reporting year, ABHES imposed additional reporting requirements for these programs. As a result of failing to meet the threshold benchmark, ABHES required HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2022-2023 reporting year by May 2023.

The reports submitted in response to this requirement demonstrated that the PN program at the Cincinnati, Cleveland, Columbus, and Dayton campuses and the ADN program at the Akron campus were above the 70% retention benchmark through the first three quarters of the 2022-2023 reporting year. As a result, the Cincinnati, Cleveland, Columbus, and Dayton PN programs were removed from program-specific warning status, and ABHES informed HCN that no additional information was required for the ADN program at the Akron campus. However, HCN reported that the retention rate for the PN program at the Toledo campus was below the 70% benchmark through the first three quarters of the 2022-2023 reporting year. Consequently, the Toledo PN program was placed on outcomes reporting status, and required to provide an additional report and action plan in October 2023, which HCN submitted.

For the reporting year ended June 30, 2023, the PN program at the Cleveland, Columbus, Dayton, and Toledo campuses, as well as the ADN program at the Akron and Dayton campuses, were below the 70% benchmark for retention. As a result, ABHES has continued the Toledo PN program on outcomes reporting status, due to its retention rate falling below the 70% benchmark. ABHES is also requiring additional reporting for the Cleveland PN, Columbus PN, Dayton PN, Dayton ADN, and Akron ADN programs. In conjunction with these actions, ABHES is requiring HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2023-2024 reporting year by May 2024. If the Cleveland PN, Columbus PN, Dayton PN, Dayton ADN, and Akron ADN programs do not meet the 70% retention benchmark by the third quarter of the 2023-2024 reporting year, ABHES will likely place these programs on outcomes reporting status. If the Toledo PN program does not meet the 70% retention benchmark by the third quarter of the 2023-2024 reporting year, ABHES will likely place the program on program-specific warning status.

For more information on the risks associated with these rates, refer to the risk factor in “Risk Factors” with the caption beginning “A failure of HCN to satisfy ABHES accreditation standards...”.

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
As further discussed in “State Authorization/Licensure – State Authorization/Licensure of Our Institutions” below, recently enacted legislation has resulted in the removal of all Illinois nursing programs, including RU’s Illinois ADN program, from probationary status for a period of three years. However, there were several bills introduced in the Illinois legislature in February 2024 seeking to modify this change in legislation. Furthermore, there can be no assurance that the removal from probationary status of RU’s Illinois ADN program will be viewed favorably by ACEN or another nursing program accreditor or would result in RU’s Illinois ADN program obtaining ACEN accreditation following the February 2024 site visit.

RU’s Bloomington, Minnesota ADN program has been subject to adverse action and heightened scrutiny from ACEN, which is its programmatic accreditor, and other regulators as a result of continued failure to meet applicable accreditor and regulatory requirements. As more fully discussed in the Risk Factor with the caption beginning “RU’s planned closure of its Bloomington, Minnesota ADN program…” in December 2023, RU informed the Minnesota Board of Nursing, or MBN, that it intends to voluntarily close the Bloomington, Minnesota ADN program on June 15, 2024. The MBN voted to approve the voluntary closure of the Bloomington, Minnesota ADN program at its February 1, 2024 meeting. Due to previous self-imposed enrollment caps and the pause on new enrollments, enrollment in this program currently represents less than 2% of RU’s current total enrollment. For all students enrolled in the Bloomington, Minnesota ADN program graduating after June 2024, their enrollment record will be transferred to RU’s St. Cloud, Minnesota ADN program. However, there can be no assurance that any or all remaining students in the program will transfer to the St. Cloud campus.

In September 2022, ACEN granted RU’s ADN and PN programs in Moorhead, Minnesota and RU’s ADN program in Overland Park, Kansas continued accreditation with conditions, in each case because the program experienced first-time NCLEX pass rates below ACEN’s required threshold. For the two Moorhead, Minnesota programs, ACEN also identified evidence of noncompliance with respect to analysis and use of assessment data in program decision-making. The ADN programs have two years, and the PN program has 18 months, from the date the conditions were imposed, to demonstrate compliance with all criteria related to the standard for which the programs were found to be in noncompliance, though ACEN does not necessarily have to take action on any particular timetable. If compliance is not achieved by the end of the monitoring period, ACEN may deny continuing accreditation absent good cause. In February 2024, RU’s Moorhead, Minnesota PN program submitted to ACEN a follow-up report and an application for continuing accreditation for good cause. If ACEN determines areas of non-compliance remain, ACEN could withdraw the PN program’s accreditation or grant it continuing accreditation for good cause.

RU’s Moorhead, Minnesota PN program is currently approved with the MBN, but first-time NCLEX pass rates have been below the standard for three consecutive years. RU expects that the MBN will place RU’s Moorhead, Minnesota PN program on conditional approval status and issue a corrective action order following the MBN’s April 2024 Board meeting.

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

Federal Requirements for State Authorization/Licensure
“Home” State Authorization
ED regulations specify how an institution may demonstrate, as required by ED, that it is authorized to offer postsecondary education programs by the state(s) where it is located, including the state where its main campus is located, which we refer to as its “home” state, and that the home state otherwise satisfies ED requirements. If ED determines that an institution does not have the required state approval, the institution will be ineligible to participate in Title IV programs. If one of our institutions were to lose its ability to participate in Title IV programs in connection with home state authorization requirements, it would also lose its ability to participate in TA and VA, be unable to operate in the state, grant credentials, and lose institutional accreditation.

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

State Authorization and Professional Licensure

Beginning July 1, 2024, new ED regulations will require institutions that offer postsecondary education programs leading to employment in an occupation that requires licensure or certification to meet certain additional requirements in order for those programs to maintain eligibility to participate in Title IV programs. In each state in which the institution is located, in which students enrolled in distance education are located, or where a student enrolled after July 1, 2024 attests that they intend to seek employment, the program must: (1) meet all applicable federal or state agency accreditation or pre-accreditation requirements, including as a condition of employment in the occupation for which the program prepares the students; (2) satisfy the applicable state education requirements for professional licensure or certification so that a student seeking employment may qualify to take any licensure or certification exam needed to practice or find employment in the state; and (3) comply with all applicable state laws related to closure.

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

RU is headquartered in Bloomington, Minnesota, and has 22 campuses across Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin. HCN is headquartered in Westerville, Ohio, and has six campuses in Ohio, one in Indiana, and one in Michigan. RU and HCN have obtained from the relevant state postsecondary education agencies the requisite authorizations, approvals, or registrations for the states in which they have campuses. In addition, the nursing education programs offered by RU and HCN are approved by the relevant state boards of nursing. RU and HCN participate in SARA and RU has also obtained authorization to operate in California, which is the only state that is a non-SARA jurisdiction. HCN does not offer online programs in California.

To maintain regulatory approval from the state board of nursing or equivalent body in the states that we operate, an educational program must maintain a certain pass rate on the relevant licensure exam, as defined by the state. If a program does not attain this pass rate, the program may face various consequences, including development and implementation of a plan of corrective action, issuance of a corrective order, or revocation of approval pursuant to an adjudication proceeding. In Indiana, a program that is under initial accreditation may not be granted full accreditation if the program’s pass rate is lower than one standard deviation below the average national pass rate. In addition, if the program’s pass rate is lower than one standard deviation below the average national pass rate for three consecutive years, the program may be subject to additional oversight or a change in accreditation status.

A number of programs at certain RU campuses and in certain states, including its Bloomington and Moorhead, Minnesota, Fort Myers, Florida, Ocala, Florida, Tampa/Brandon, Florida, and Illinois and Kansas ADN programs and its Moorhead, Minnesota PN program, as well as HCN’s Ohio ADN program, have not met state-established first-time NCLEX benchmarks for consecutive years. We believe that low pass rates may be the result of a number of factors, including, without limitation, the academic preparedness of our students, curriculum gaps, changes in the mode of course delivery including the use of virtual courses, testing failures and inconsistencies, imbalances in enrollment and resources, and changes in admission standards. For more information, please refer to the Risk Factor that begins with the caption “Failure to improve certain of our programs’ NCLEX pass rates...”

A stipulation and consent order with the MBN required RU’s Bloomington, Minnesota ADN program to, among other things, reach applicable NCLEX pass rate standards by the end of 2023 and maintain a specified student to faculty ratio in 2023, with a potential penalty up to and including withdrawal of program approval. The Bloomington, Minnesota ADN program did not reach the applicable NCLEX pass rates by the end of 2023. As a result, on December 29, 2023, RU informed the MBN that it intended to voluntarily close the Bloomington, Minnesota ADN program on June 15, 2024. The MBN approved the voluntary closure of the Bloomington, Minnesota ADN program at its February 1, 2024 meeting.
For all students enrolled in the Bloomington, Minnesota ADN program graduating after June 2024, their enrollment record will be transferred to RU’s St. Cloud, Minnesota ADN. However, there can be no assurance that any or all remaining students in the program will transfer to the St. Cloud campus.

In February 2022, RU’s Illinois ADN program was placed on probationary status by the IDFPR. Therefore, RU is required to temporarily reduce admitted students in the program by 25% and has two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. The requirement provided that after two years if the pass rate does not satisfy the required standard, the program will be reevaluated by the IDFPR for a determination as to whether the program will be allowed to continue on probation or whether it should be disapproved. An Illinois statute also required nursing programs to have achieved accreditation by the end of 2022 in order to meet state approval requirements. RU’s Illinois ADN program is currently in candidacy status with ACEN and was deemed by IDFPR to meet the state’s accreditation requirement based on such candidacy status, but actual accreditation has not yet been granted. The current candidacy status is set to expire in July 2024. Although the IDFPR has indicated that candidacy status satisfies this requirement, the IDFPR could change its position.

The State of Illinois enacted legislation in August 2023, which took effect on January 1, 2024, that we believe could positively impact RU’s Illinois ADN program by providing the program with additional time to improve NCLEX pass rates.

The legislation changed the Illinois NCLEX pass rate requirements from a one-year measurement based on first attempts only to a three-year average that includes all test attempts and temporarily removed all nursing programs, including RU’s Illinois ADN program, from probationary status for a period of three years. The IDFPR’s Board of Nursing now publicly lists RU as approved with no reference to probation. However, there can be no assurance that the IDFPR’s Board of Nursing will not seek to impose different or additional requirements in connection with this change in legislation or that additional legislation will not be enacted that imposes new requirements that are more restrictive than what is currently in place. Furthermore, there can be no assurance that the resulting removal from probationary status of RU’s Illinois ADN program may be viewed favorably by ACEN or another nursing program accreditor and may result in RU’s Illinois ADN program obtaining ACEN accreditation following a site visit in February 2024.

Kansas regulations were amended, effective January 2022, to increase the threshold first-time pass rate to 80% and change corrective actions for noncompliance. In April 2022, RU’s Kansas ADN program was issued a notice of concern by the Kansas Board of Nursing, or KBN, requiring RU to submit to the KBN a plan of action to improve its NCLEX pass rates. The Kansas ADN program has until April 2024 to increase its NCLEX pass rate to the regulatory standard. RU’s Kansas ADN program’s first-time pass rate exceeded the threshold pass rate for 2023.

In February 2023, the Florida Board of Nursing, or FBN, placed RU’s Fort Myers, Florida ADN program on probation until its pass rate reaches the applicable threshold for a calendar year. RU is required to disclose this status to active and prospective students. If the program fails to achieve the required NCLEX pass rate within two years following placement on probation, FBN may extend the program’s status for a year if the program is demonstrating progress toward achievement. However, absent further extension or achievement of the required rate by the end of the extension, Florida law provides that FBN shall terminate the program. In February 2024, FBN also placed RU’s Ocala, Florida and Tampa/Brandon, Florida ADN programs on probation – a status that must be disclosed to active and prospective students – until the programs’ pass rates reach the applicable threshold for a calendar year. RU was required to present an action plan to FBN on February 7, 2024, detailing benchmarks to measure progress toward achieving the required NCLEX pass rate. In January 2024, legislation that would significantly overhaul the regulation of Florida nursing programs in ways that could materially adversely impact RU’s Florida ADN and PN programs was introduced in the Florida senate, but at this time there can be no assurance that the legislation will be enacted as drafted or at all.

Rasmussen University had its annual review in January 2024, with the Florida Commission for Independent Education, or FCIE, where it waived a decision. Rasmussen is expected to appear on the May 2024, agenda where FCIE will review Florida campus NCLEX scores and campus income statements. Based on FCIE review, the FCIE may place Rasmussen on a provisional license due to recent NCLEX pass rates and campus income statements. If placed on provisional status, the Florida program would have one year to increase its NCLEX scores as well as improve its financials. If Rasmussen is unable to improve NCLEX scores and financials over time, this situation could have an adverse impact on their ability to enroll students and eventually our ability to continue offering our programs in Florida.

HCN’s ADN program has been on provisional approval status in Ohio since March 2017 due to not meeting the first-time pass rate standard for five consecutive years. The Ohio Board of Nursing, or OBN, will consider restoring a program to full approval status if the program meets the first-time pass rate standard for at least two consecutive years. In January 2023, OBN placed HCN’s PN program on provisional approval for a period of 18 months due to two self-reported instances of noncompliance with faculty credential and program records requirements. As a result, HCN must submit to OBN progress reports evidencing that it meets and maintains nursing program requirements. Additionally, HCN will host a site visit from OBN in 2024 after which OBN may reconsider the provisional approval status. If a program on provisional approval fails to meet OBN requirements at the end of the time period established for provisional approval, in this case as of June 2024, OBN may propose to continue provisional approval for a set time period or may propose to withdraw approval.

RU and HCN have been implementing changes to their ADN programs, including programmatic certification improvement plans at RU, and curriculum, academic achievement, and course retake policy changes at HCN, in order to help prepare students and graduates for successful performance on the NCLEX exam. However, there is no assurance that these changes will be successful in the required time periods or will not have negative effects on RU’s or HCN’s enrollment. If RU and HCN are unable to improve NCLEX scores over time, and in some cases by the deadlines imposed on their programs at certain campuses and in certain states as discussed above, this situation could have an adverse impact on their ability to enroll students and eventually our ability to continue offering the ADN programs at the applicable campuses.

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

Student Financing Sources and Related Regulations/Requirements
Our students finance their education through a combination of Title IV programs, TA, education benefits administered by the VA, private loans, corporate reimbursement programs, individual resources, and institutional grants, and in the case of HCN, an extended payment plan option. Participation in federal student aid programs, including those administered by the DoD and VA, and the extended payment plan option at HCN, adds to the regulation of our operations.

Department of Education
The Higher Education Act of 1965, as amended, or the HEA, and related ED regulations subject us to significant scrutiny in the form of numerous standards we must satisfy in order to participate in and administer Title IV programs. The federal government provides support for postsecondary education through the Title IV programs in the form of grants and loans to eligible students who can use those funds to enroll in an eligible educational program at any institution that has been certified by ED. An institution will be certified to participate in the Title IV programs only if, among other things, it enters into a written program participation agreement, or PPA, with ED, which conditions participation in Title IV programs upon compliance with ED regulations and any additional conditions specified in the PPA.

ED recently released a final rule modifying and expanding the current financial responsibility, administrative capability, and certification regulations, which takes effect July 1, 2024. Under the modified regulations, institutions will be required to meet additional financial responsibility criteria and must report certain “financial responsibility” events to ED. Such events include certain mandatory and discretionary triggers that capture financial circumstances that may not be reflected in an institution’s financial statements, including instances where an institution faces a potential loss of Title IV funding. Under the new rule, if ED determines that an institution has 90/10 Rule violations, high borrower default rates, or certain pending legal and administrative actions, it will require the institution to post “financial protection”, such as a letter of credit. ED may also require the institution to post financial protection if it determines that certain discretionary triggers may have an adverse effect on the financial condition of the institution, such as pending accrediting agency or government agency actions, high annual dropout rates, or pending borrower defense claims. If ED requires financial protection as a result of more than one mandatory or discretionary trigger, ED will require separate financial protection for each individual trigger. In addition to financial protection, ED may require institutions that fail to meet these financial responsibility criteria to participate in Title IV programs under a provisional certification. ED may also impose additional requirements on the institution’s participation in Title IV programs, such as restrictions on enrollment, addition of new programs, or acquisitions.

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

We cannot predict whether, in what form, or when, HEA reauthorization legislation will be enacted. Modifications to the HEA could occur as part of reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations.

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

New ED regulations, effective July 1, 2024, will implement supplementary performance measures that ED will consider when determining whether to certify or condition an institution’s participation in Title IV programs. Among other requirements, ED may consider amounts spent on instruction and instructional activities, academic support, and support services, compared to the amounts spent on recruiting activities, advertising, and other pre-enrollment expenditures. In addition, if a program is designed to meet educational requirements for a specific professional license or certification that is required for employment in an occupation, and the institution is required by an accrediting agency or state to report passage rates for the licensure exam for the program, ED may consider such passage rates.

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

In June 2020, APUS timely applied for recertification to participate in Title IV programs. ED subsequently notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023, because APUS was subject to an open program review at the time of renewal. That program review was closed in January 2021 with no findings, penalties, or further action required. APUS applied for recertification in March 2023. APUS’s recertification application is still pending, and APUS remains on provisional certification with ED.

In July 2023, ED began a program review of APUS’s administration of Title IV programs during the 2021-2022 and 2022-2023 award years, which includes, among other things, a review of compliance with the 90/10 Rule. APUS has not yet received a program review report from ED. Accordingly, at this time, we cannot predict the outcome of the APUS program review, when it will be completed, whether there will be any adverse findings in the resulting program review report, what findings there may be related to 90/10 Rule compliance, if any, or whether ED will place any liability or other limitations on APUS as a result of the review.

In July 2021, in connection with RU’s March 2019 change in ownership that preceded our acquisition of RU, ED imposed certain temporary growth restrictions on RU, including limitations on new programs and locations and a cap on enrollments of students who participate in Title IV programs. Additionally, ED required RU to submit periodic financial and enrollment reports and a financial responsibility letter of credit. In connection with the Rasmussen Acquisition, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership and, effective October 2021, ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, that allowed RU to continue disbursing Title IV funds while ED reviewed the change in ownership application. The TPPPA continued the restrictions that ED imposed as a result of the March 2019 change in ownership. In

August 2023, ED notified RU that it had approved RU’s continued participation in the Title IV programs under APEI ownership under a Provisional Program Participation Agreement, or PPPA. The PPPA continues to impose certain growth restrictions on RU that were included in the TPPPA, including limitations on new programs and locations and the enrollment of students that participate in Title IV programs. ED continues the prior requirement that RU submit periodic financial and Title IV enrollment reports. The PPPA also imposes new reporting requirements related to accrediting agency actions, government actions, class actions, and student complaints. The PPPA specifies that after ED reviews and accepts financial statements and compliance audits for one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek approval for new programs that replace current programs. Although one complete fiscal year of RU’s Title IV participation under APEI’s ownership has passed, and we believe that we may now seek approval for new programs that replace current programs, we have not yet confirmed with ED that it has accepted the financial statements and compliance audits for such purpose. The PPPA also specifies that after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under our ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. For the second and third fiscal years, RU is also subject to enrollment growth limitations, after which RU can request ED that release RU from further enrollment restrictions. The PPPA no longer requires RU to post the financial responsibility letter of credit that ED had imposed based on the 2019 change in ownership and control of RU, although this letter of credit has not yet been released. We believe we have met all obligations for the release of the letter of credit.

In June 2021, HCN timely applied for recertification to participate in Title IV programs. ED subsequently notified HCN that it had been granted Provisional Certification for all Title IV programs until September 30, 2023. ED granted approval on a Provisional basis because HCN was subject to an open program review at the time of recertification. As described in “Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews,” in July 2022, HCN received a final program review determination from ED, and in September 2022, ED notified HCN that it had closed the program review and no further action was required though the provisional designation remained. In June 2023, HCN again timely applied for recertification. ED subsequently notified HCN that it had been granted non-provisional participation in all Title IV programs effective August 15, 2023 and expiring June 30, 2026.

Co-Signature Requirements. A participating institution must sign a Program Participation Agreement with ED as a condition to participation in Title IV programs. New regulations, effective July 1, 2024, codify a current ED policy requiring signatures from corporations or other legal entities that have, or could have, a direct or indirect effect on the institution’s financial responsibility. Under the new regulations, entities with a direct or indirect ownership interest and the power to exercise control over the institution must co-sign the Program Participation Agreement. Co-signers agree that they are jointly and severally liable for the participating institution’s Title IV liabilities.

Administrative Capability. ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV program funds, timely submission of accurate reports to ED, referring to ED’s Office of Inspector General, or ED OIG, credible information that a student or employees with Title IV responsibilities may have engaged in fraud or illegal conduct in connection with Title IV program administration, and various other procedural matters. As described above, due to new regulations, effective July 1, 2024, ED may find that an institution has failed the administrative capability requirements if the institution does not provide adequate financial aid counseling or career services, has been subject to a negative action by a state or federal agency, court, or accreditor, fails to verify high school diplomas, or does not timely place students in geographically accessible clinical or externship opportunities. If an institution fails to satisfy any of the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer the institution from the “advance” system of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” method of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

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

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a complex formula based on line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). Generally, an institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in the Title IV programs as a financially responsible institution through the “zone alternative” or the “financial protection alternative” as set forth in ED regulations. Under the zone alternative, an institution: must request and receive funds under the heightened cash monitoring or reimbursement payment methods (resulting in a delayed method of cash funding for Title IV aid); may be required to provide additional information to ED upon request (e.g., early submission of financial statement and compliance audit, information about current operations and future plans); must require its auditor to express an opinion regarding compliance with zone alternative requirements; and must provide timely information to ED regarding certain oversight and financial events. Under the financial protection alternative, the institution must provide financial protection of at least 50% of the Title IV funding that it received during its most recently completed fiscal year.

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

On March 4, 2024, ED notified us that in calculating our composite score for the fiscal year-ended December 31, 2022, it excluded our deferred tax assets from its calculation of our assets. As a result, ED calculated that we had a 2022 consolidated composite score of 1.1 and our institutions were therefore in the “zone.” We disagree with ED’s calculation and conclusion and intend to submit a timely response to ED supporting our position that our deferred tax assets should not be excluded from the calculation and that our composite score was above 1.5 for the year-ended December 31, 2022. However, there can be no assurance that ED will agree with our position. If ED does not accept our position, we intend to comply with the zone alternative requirements. Under the zone alternative requirements, we would be required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institution’s accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institution’s current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative.

Institutions with composite scores below 1.5 do not qualify for approval from SARA unless, in the case of scores above 1.0, the home state exercises its discretion to consider additional financial information. Eligibility for SARA is determined separately for each of our institutions by the SARA portal agency in the institution’s home state. If the respective SARA portal agency for APUS, RU, or HCN were not to renew the institution’s approval due to a low composite score, we would need to obtain approval or exemptions in states in which the affected institution offers distance education programs or discontinue the affected institution’s offerings to students in such states. In addition, some states have adopted financial standards that are similar to ED’s composite score, which means an affected institution may be unable to obtain licensure in that state if it were to lose SARA participation. And, because composite scores are viewed as a measure of financial responsibility, other regulators or accreditors could consider a composite score that is in “zone” negatively, which could have an impact on their interactions with us and what they permit us to do.

As of September 30, 2020, prior to the Rasmussen Acquisition, RU had a composite score equal to 1.4. RU elected to post a letter of credit with ED totaling $23.1 million, which represented 10% of the Title IV program funds received by RU during its then most recently completed fiscal year. Upon the closing of the Rasmussen Acquisition, RU was required to fund this letter of credit using a restricted deposit account that required a deposit of 105%, or $24.2 million, to secure the RU letter of credit. Under the TPPPA for RU described above, ED continued to require a letter of credit at least until ED reviews and accepts financial statements and compliance audits that cover one complete fiscal year of RU’s Title IV participation under APEI’s ownership. The PPPA no longer requires RU to post the financial responsibility letter of credit that ED had imposed based on the 2019 change in ownership and control of RU, although this letter of credit has not yet been released. We believe we have met all obligations for the release of the letter of credit, but we understand from communications with ED that financial statements for the year ended December 31, 2022 remain under review by ED. Additionally, RU continues to be required to make Title IV disbursements to eligible students and parents under HCM1.

In September 2019, ED published modifications to its financial responsibility standards that took effect July 1, 2020. We refer to these regulations as the 2019 Borrower Defense Regulations. The 2019 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection, such as a letter of credit, to ED. Triggering events are characterized as either mandatory or discretionary. ED will consider an institution unable to meet its financial or administrative obligations if an institution experiences a mandatory triggering event. ED may consider an institution not to be financially responsible if an institution experiences a discretionary triggering event. For each triggering event, to demonstrate that the institution remains financially responsible, the institution may submit evidence that the triggering event has been resolved, that the institution has insurance that will cover part or all of the debt or liabilities, or that the triggering event has not or will not have a material adverse effect on the institution. If ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. In October 2023, ED published modifications to its financial responsibility standards that take effect on July 1, 2024. These revised standards include, among other requirements, an expanded list of conditions or other triggering events for which ED could require financial protection, such as a letter of credit. In addition, if ED requires financial protection as a result of more than one mandatory or discretionary trigger, it will require separate financial protection for each individual trigger.

The American Rescue Plan Act, or ARPA, which was enacted in March 2021, modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”. ED published final regulations in October 2022 that address ARPA’s modifications to the 90/10 Rule. The new regulations provide that for fiscal years beginning on or after January 1, 2023, and therefore for our institutions the year ended December 31, 2023, federal funds used to calculate the “90%” side of the ratio include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. ED confirmed that the 90/10 Rule would no longer permit institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages increased, particularly at APUS. In March 2021, the Army launched ArmyIgnitED, to replace GoArmyED as its system for processing the Army’s TA funds for participating institutions. Issues related to the launch of ArmyIgnitED resulted in cash payments from the Army to APUS that were expected in 2021 and 2022 to be received in 2023, which, together with the change to the 90/10 Rule, enrollment growth among service members as compared to declines in students who use non-federal educational assistance funds and the delayed receipt of funds have caused and may continue to cause, APUS’s 90/10 Rule percentage to increase, making it more difficult to satisfy the 90/10 Rule. While each of our institutions was in compliance with the 90/10 Rule for 2023, with APUS’s relevant percentage for 2023 being 89%, there can be no assurance that we will continue to be able to comply in future years, particularly at APUS. See the Risk Factor captioned “If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs” for more information.

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

The “90/10 Rule.” Under the so-called “90/10 Rule”, a for-profit institution is prohibited from deriving more than 90% of its revenue (as computed by ED) on a cash accounting basis (except for certain institutional loans) from Title IV programs for any fiscal year. If an institution fails to satisfy the 90/10 Rule for any fiscal year, the institution is placed on provisional status for two fiscal years. An institution that fails to satisfy the rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for at least two fiscal years and is required to demonstrate compliance with Title IV eligibility and certification requirements for at least two additional fiscal years prior to resuming Title IV program participation. Such institution would also lose the ability to participate in TA because DoD requires institutions to participate in the Title IV programs in order to participate in TA. Ineligibility of any one or more of our institutions to participate in Title IV programs and TA would have a material adverse effect on our enrollments, revenue, results of operations, and cash flows. See the Risk Factor with the caption beginning “If one or more of our institutions does not comply…” for more information.

Using the applicable 90/10 formula, the following table contains the percentage of cash-basis revenue earned from Title IV program funds:

	2021	2022	2023
APUS	34%	31%	89%
RU	75%	74%	77%
HCN	81%	80%	84%

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

Cohort Default Rate. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to requirements of the HEA, if the cohort default rate for any year exceeds 40% in any single year, or exceeds 30% for three consecutive years, an institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate.

In September 2023, ED released final official cohort default rates for institutions for federal fiscal year 2020 with ED reporting a zero percent cohort default rate for APUS, RU, and HCN. These cohort default rates were favorably impacted by regulatory relief provided in connection with the COVID-19 pandemic pursuant to which borrowers with Title IV program student loans were not required to make payments on their federal loans. As explained further in “Student Loan Defaults” below, interest accrual on federal student loans resumed on September 1, 2023, and payments became due beginning October 1, 2023, which may lead to higher default rates in the future.

The final official ED cohort default rates for APUS, RU, and HCN for the federal fiscal years 2018, 2019 and 2020 are as follows:

	2018	2019	2020
APUS	9.4%	2.4%	0.0%
RU	7.8%	1.6%	0.0%
HCN	8.1%	1.1%	0.0%

Student Loan Defaults. Government policies to minimize the adverse economic impact of the COVID-19 pandemic have artificially lowered our institutions’ cohort default rates, which nevertheless may be higher than otherwise expected as a result of the pandemic. Congress and ED implemented a temporary freeze on student loan payments and interest accruals, which means borrowers are less likely to default on their loans and our institutions’ cohort default rates are lower not because borrowers are making timely repayments but because the government is allowing them not to make payments. In June 2023, the Fiscal Responsibility Act was enacted, ending the freeze on payments and interest accruals. Accordingly, interest accrual on federal student loans resumed on September 1, 2023, and payments became due beginning October 1, 2023, which may lead to an increase in defaults and therefore an increase in our institutions’ cohort default rates.

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

Gainful Employment Regulations. Pursuant to new gainful employment, or GE, regulations, that will take effect July 1, 2024, ED will determine the Title IV eligibility of GE programs based in part on satisfaction of specified performance levels of two measures defined by GE regulations: the debt-to-earnings rates (which include two rates, the discretionary debt-to-earnings rate and the annual debt-to-earnings rate) and the earnings premium measure. ED previously released a data set, referred to as the program performance data, or the PPD, that includes calculations of the two metrics for certain programs. The methodology ED used to produce the PPD differs from the methodology that will be used under the final GE regulations, primarily due to data limitations. However, out of the 30 RU programs, 47 APUS programs, and three HCN programs (including one no longer offered at HCN) that ED assessed in the PPD, six current RU programs and three APUS programs failed one or both of the new measures. The six RU programs failing in the PPD represent 8.5% of total student enrollment for the three months ended December 31, 2023. The three APUS programs failing in the PPD represent 2.1% of total net course registrations for the three months ended December 31, 2023.

Programs that fail to achieve the specified performance levels of the GE measures in two of any three successive years for which the debt-to-earnings rates or the earnings premium measure are calculated would lose access to Title IV funding. Under the GE regulations, the failure of any of our institutions’ programs to satisfy the required specified performance levels could adversely impact those institutions and programs. We expect that the earliest a program could lose eligibility is July 1, 2026. In addition, programs that fail any of the metrics in a year will be required to warn enrolled and prospective students that the program risks losing access to Title IV funding. At this time, it is difficult to predict whether our institutions’ programs will satisfy the performance levels of future GE metrics, including whether the programs identified as failing in the PPD will in fact fail or whether other programs will fail or pass.

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

ED recently issued and subsequently retracted guidance that would have significantly expanded the types of activities and functions that constitute third-party servicer activities for Title IV purposes and stated ED’s position that an institution may not contract with a third-party servicer for Title IV purposes if the servicer (or its subcontractors) is located outside the U.S. or is owned or operated by an individual who is not a U.S. citizen or national or a lawful U.S. permanent resident. In a November 2023 press release, ED indicated that it intends to issue updated guidance in early 2024 with an effective date at least six months after its publication. Once final guidance is published, our institutions must assess their arrangements with third parties to determine whether a vendor must now be treated as a third-party servicer based on the guidance, and such assessment may lead to a need to modify or end existing contracts and establish new contracts.

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

If 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of ED equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. If ED determines that one of our institutions has repeatedly failed to comply with ED regulations, it may take adverse action against the institution on the basis of the repeated finding or may find that the institution has failed to demonstrate administrative capability, as described above. As described in Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews, in January 2022, HCN received a program review report from ED that included a finding related to return of Title IV funds calculations that were not properly calculated. In connection with that finding, HCN was required to conduct a full file review and have the review tested by an independent auditor. In July 2022, HCN issued a final program review determination with respect to all findings, resulting in total liabilities of approximately $12,000. On August 15, 2023 the U.S. Department of Education recertified HCN's Title IV Program Participation Agreement with no restrictions and removed the prior provisional classification.

Substantial Misrepresentation. Under the HEA and its implementing regulations, ED may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges, or the employability of its graduates. As part of the 2022 Borrower Defense Regulations, ED modified the substantial misrepresentation rule to explicitly include certain “omissions of fact” as a basis for a misrepresentation claim or borrower defense to repayment, or BDTR, claim. If ED determines that an institution has engaged in substantial misrepresentation regarding the nature of its education program, its financial charges, or the employability of its graduates, ED may: (i) if the institution is provisionally certified, as our institutions currently are, revoke an institution’s program participation agreement or impose limitations on its participation in Title IV programs; (ii) deny participation applications made on behalf of the institution; or (iii) initiate a proceeding against the institution to fine the institution or to limit, suspend, or terminate the institution’s participation in Title IV programs.

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

Borrower Defenses. Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a BDTR of a loan under the Direct Loan Program, or a Direct Loan. ED may initiate a proceeding to collect from an institution the amount of relief resulting from a borrower defense claim. Prior to 2016, ED’s regulations permitted a borrower to assert a BDTR of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. In November 2016, ED published the 2016 Borrower Defense Regulations, which address, among other matters, which acts or omissions of an institution of higher education a student borrower or group of borrowers may assert as a defense to repayment of a Direct Loan. For Direct Loans first disbursed on or after July 1, 2017, the 2016 Borrower Defense Regulations created a new federal standard for BDTR of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. The 2016 Borrower Defense Regulations were in effect from July 1, 2017 until July 1, 2020 when ED published new BDTR regulations. In September 2019, ED published the 2019 Borrower Defense Regulations, which, among other things, modify the standard for BDTR of Direct Loans made on or after July 1, 2020, the limitation periods for such claims, and the processes for resolution of such claims. The 2016 Borrower Defense Regulations continue to apply to all Direct Loans made on or after July 1, 2017 and before July 1, 2020, with certain exceptions pursuant to the 2019 Borrower Defense Regulations. The 2019 Borrower Defense Regulations apply to all Direct Loans made on or after July 1, 2020 and before July 1, 2023, when ED again published new BDTR regulations.

In March 2021, ED announced a revised approach for determining relief for borrowers who successfully assert borrower relief claims. Under this new approach, a borrower will receive full loan relief when evidence shows that the institution engaged in certain misconduct. This policy rescinded the prior administration’s formula that generally granted only partial loan relief for borrower defense claims. Under the 2016 Borrower Defense Regulations and the 2019 Borrower Defense Regulations, ED may initiate a separate proceeding to collect from an institution the amount of relief granted based on a BDTR claim.

On November 1, 2022, ED published final regulations with an effective date of July 1, 2023 to address BDTR, loan discharge, pre-dispute arbitration and class-action waivers, among other issues, or the 2022 Borrower Defense Regulations. The 2022 Borrower Defense Regulations will create a single standard and streamlined process for relief that will: apply to all future and pending BDTR claims as of July 1, 2023 instead of standards varying based on the date of the borrower’s first loan disbursement; allow students to assert borrower defenses related to Direct Consolidation Loans; define what kinds of misconduct could lead to borrower defense discharges (substantial misrepresentation, substantial omission of fact, breach of contract, aggressive and deceptive recruitment, and certain judgments or final ED actions); establish a reconsideration process for borrowers whose claims are not approved for a full discharge; create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims; and provide a clear timeline for adjudication of group and individual claims. The 2022 Borrower Defense Regulations indicate that ED will hold colleges accountable for the cost of discharges, including by establishing a recoupment process separate from the approval of BDTR claims and making a recoupment determination based on the standards in place at the time the loan was first disbursed. The effective date of the 2022 Borrower Defense Regulations is currently enjoined nationwide by court order, which means ED currently cannot apply the 2022 Borrower Defense Regulations to any institution.

As a result of the 2022 Borrower Defense Regulations injunction, ED announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense Regulations unless and until the effective date is reinstated, it will continue to adjudicate borrower defense applications under the 2016 Borrower Regulations and 2019 Borrower Defense Regulations if required pursuant to a court ordered settlement. In 2022, ED joined a class settlement agreement that would result in a blanket grant of automatic, presumptive relief for all BDTR applications filed by students at certain institutions through June 22, 2022, but our institutions were not included in the blanket grant of relief. The class settlement agreement would also provide certain expedited review of borrower defense claims related to institutions excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval. Borrowers had to have submitted an application by November 15, 2022 in order to receive expedited review.

In December 2023, RU received from ED 338 BDTR claims, all of which had submission dates between June 23, 2022 and November 15, 2022 for students attending RU between 2000 and 2022, seeking in the aggregate a discharge of approximately $6.1 million in loans. In December 2023, HCN received from ED 77 BDTR claims, all of which were dated between June 23, 2022 and November 15, 2022 for students attending HCN between 2007 and 2022, seeking in the aggregate a discharge of approximately $1.4 million in loans. RU and HCN dispute the validity of these claims and have filed responses to them with ED. We are unable to predict whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from RU and/or HCN. While we have not received any claims with respect to APUS at this time, we believe is it reasonably likely that we will receive claims in the future. Refer to the Risk Factor captioned “ED rules related to BDTR claims may create significant liability that could have an adverse effect on our business” for additional information.

Closed School Loan Discharge. The 2019 Borrower Defense Regulations modified ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if an institution or location closes. For example, the 2016 Borrower Defense Regulations previously provided for an automatic loan discharge under certain circumstances, but the 2019 Borrower Defense Regulations eliminated the automatic loan discharge for schools closing on or after July 1, 2020. Based on the automatic loan discharge rules, ED found RU responsible for $168,630 in closed school loan discharges as a result of campus consolidations in North Dakota in 2015 and in Wisconsin in 2016; the liability was reduced on appeal to $77,569. RU may also face closed school discharge liabilities as a result of the 2021 consolidation of two Florida campuses and the 2022 consolidation of two Minnesota campuses. The 2022 Borrower Defense Regulations will provide for automatic discharges to any borrower who was enrolled within 180 days prior to a school’s closure and who did not complete their education at the school or through an approved teach-out agreement at another school within one year after the closure of their original school. The final regulations shorten the previous period for automatic discharge so borrowers do not default on their loans after a closure of their school.

Dispute Resolution. The 2016 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2017 and before July 1, 2020, prohibit requiring students to initially engage in an institutions’ internal complaint processes, prohibit pre-dispute arbitration agreements, and class action lawsuit waivers, and require notification to ED of arbitration filings and awards, for claims that may form the basis for a BDTR. The 2019 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2020 and before July 1, 2023, generally remove these prohibitions but require institutions whose students must enter into pre-dispute arbitration agreements or class action waivers to disclose publicly those requirements, and prohibit requiring a student to participate in arbitration or any internal dispute resolution process prior to filing a BDTR application with ED. The 2022 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2023 and to all BDTR claims pending as of that date, prohibit institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. However, the effective date of the 2022 Borrower Defense Regulations is currently enjoined nationwide by court order, which means ED currently cannot apply the 2022 Borrower Defense Regulations to any institution, including the new dispute resolution rules.

Other Department of Education Regulation

Privacy of Student Personal Information and Records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and ED’s regulations implementing FERPA require education institutions to protect the privacy of students’ education records by, among other things, limiting disclosure of a student’s personally identifiable information without prior written consent. If an institution fails to comply with FERPA, ED may require corrective actions or terminate eligibility to participate in Title IV programs. In addition, education institutions engaged in financial activities such as the granting of student loans are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, and implementing regulations, which among other things, requires reasonable security practices to protect personally identifiable financial information of students, parents, or other individuals in a customer relationship with the institution. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. Institutions are also subject to the FTC’s general deceptive and unfair practices jurisdiction of Section 5 of the FTC Act for processing student information. FTC enforcement focuses primarily on: (1) collecting, using, sharing, or retaining personal information inconsistent with representations, commitments, and promises in privacy policies and other public statements; (2) privacy policies that do not adequately inform consumers about actual practices; and (3) failing to reasonably protect the security, privacy, and confidentiality of personal information. Institutions must also comply with the FTC Red Flags Rule, a requirement designed to identify and mitigate identity theft for certain student accounts. States can also bring similar enforcement actions under so called “mini-FTC Acts” as well as other applicable privacy and security laws. For example, the California Consumer Privacy Act, or the CCPA, and implementing regulations impose disclosure and notice obligations on institutions and provides a broad array of consumer rights relating to California residents and their personal information, including among others, the right to access personal information, the right to opt out of sales of personal information, and the right to delete personal information. The CCPA has the potential for significant civil penalties for failing to comply as well as a private right of action and statutory damages for data breaches that are the result of unreasonable security. The California Privacy Rights Act, or CPRA, expands the CCPA’s requirements and provides certain rights to consumers to correct personal information and limit its disclosure. Other comprehensive state privacy laws that our institutions may be subject to with varying requirements also came into effect in 2023. Our collection of personal information relating to individuals in the European Union, or EU, may implicate the EU’s comprehensive General Data Protection Regulation, or GDPR. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation.

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

Department of Defense

Regulation of Tuition

Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the DoD’s TA program. Service members may use TA to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by ED. APUS participates in TA, and for students in APUS undergraduate, and beginning January 2020, for students in APUS master’s programs, APUS provided grants so that APUS tuition rates per credit hour can be 100% covered by TA provided that the student does not exceed their annual funding limits per student. RU and HCN also participate in TA. RU’s active-duty military students in most undergraduate programs and master’s level graduate programs receive per credit tuition pricing at a tuition rate that is commensurate with available TA funding to allow tuition charges to be 100% covered by TA. HCN offers an alumni achievement grant of up to $1,200 to assist qualifying PN program alumni as they progress into the ADN program, as well as an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources.

In March 2013, DoD restricted the ability of service members who have not previously taken a postsecondary education course and who are in certain duty locations outside the continental United States, or overseas locations, to receive TA for courses offered by institutions of higher education that are not parties to contracts with the DoD to provide DoD voluntary education programs at those locations. Because we do not have contracts with the DoD to provide instruction at overseas locations, service members who begin their first postsecondary education program after arrival at an applicable overseas location may not use TA to pay for their education in our programs until after they have already successfully completed a course with an institution that has entered into a contract to provide voluntary education programs at that overseas location. Service members who were already enrolled in one of our programs before arriving at an overseas location may continue to receive TA for the in-progress program, but they will be encouraged to enroll in courses provided by institutions that provide programs at the applicable overseas location.

DoD requires educational institutions to meet certain criteria, including generally having at least 20 students on base, and to request access in writing that outlines among other things the specific purpose of the visit, in order to access installations solely to provide counseling, and generally prohibits education institutions from holding regular or recurring office hours on installations solely to provide counseling. This limits APUS’s ability to support existing students and serve new students. If APUS is not able to improve its access to military installations and its existing students on those installations, or find alternative methods to serve those students, its military enrollments may decline.

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

Several federal government agencies have established an online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, TA, and other military-related education benefit programs. An institution having recurring substantive complaints, or demonstrating an unwillingness to resolve complaints, may face a range of penalties, including revocation of its MOU and removal from participation in TA.

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

In 2024, Congress approved an approximately 5.9% increase in the funds appropriated for DoD federal student aid programs; however, it is unclear whether the increased funding will encourage the military branches to expand service member eligibility for TA programs, or the amount of the service member annual benefit. We expect each military branch and the DoD to continually evaluate their approach to education funding, and the resulting changes could have an impact on the funds available to service members to pursue their education at our institutions.

Department of Veterans Affairs

The VA administers education benefits provided by federal law, including the Montgomery GI Bill, or GI Bill, and the Post-9/11 GI Bill. APUS, RU and HCN are approved to provide education to veterans and members of the selective reserve and their dependents in West Virginia for APUS, and by the state approving agencies in states where RU and HCN campuses are located. In order for an institution to participate in VA education benefits, it must be a participant in the Title IV programs.

For the 2023-2024 academic year, an eligible veteran who attends a non-public U.S. institution may receive veterans’ education benefits to pay for tuition and fees based on the net cost to the veteran up to $27,120.05. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members in that location who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive a monthly housing allowance equal to 50% of the national average, or $967.40 per month.

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

Institutions were generally required to be in compliance with the Isakson Roe Act by August 2021. However, the Isakson Roe Act allowed institutions to seek from the VA a one-academic-year waiver of Section 1018. Subsequently, the REMOTE Act delayed the effective date of the Isakson Roe Act’s Section 1018 requirements to August 1, 2022, and institutions were permitted to seek a one-academic-year waiver of that deadline beginning June 15, 2022. RU did not seek a waiver of the August 1, 2021 compliance deadline, and it satisfied Section 1018 requirements by that deadline. In September 2021, APUS and HCN received waivers for the requirements of Section 1018 for the period August 1, 2021 through July 31, 2022. APUS and HCN did not seek additional waiver extensions, and they satisfied Section 1018 requirements by July 31, 2022.

The Training in High-Demand Roles to Improve Veteran Employment Act, or the THRIVE Act, enacted in June 2021, amended provisions related to veterans education programs found in ARPA and the Isakson Roe Act. The legislation requires the VA to work with the Department of Labor to determine the list of high-demand occupations for rapid retraining assistance, excludes programs pursued solely through distance learning on a half-time basis or less from the housing stipend available to those in the retraining program, and requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The legislation also requires the VA to take disciplinary action if a person with whom an institution has an agreement to provide educational or recruiting services violates the VA’s incentive compensation prohibitions.

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

HCN offers its students an extended payment plan option. The extended payment plan is designed to assist students with educational costs including tuition and fees. The extended payment plan is subject to various federal and state laws and regulations, such as the Truth in Lending Act as implemented in Regulation Z, the Equal Credit Opportunity Act as implemented in Regulation B and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act.

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

Consumer Protection

Consumer Financial Protection Bureau

The CFPB has pursued enforcement actions against certain for-profit institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2023, the CFPB Education Loan Ombudsman released its annual report analyzed approximately 2,350 private student loan complaints (a decrease of approximately 21% compared to prior-year data) and approximately 6,934 federal student loan complaints (an increase of approximately 27% compared to prior-year data). The CFPB indicated that almost nine in ten complaints involved problems consumers had dealing with their loan servicer. We do not know what enforcement actions the CFPB may pursue, or what steps Congress or federal agencies may take, in response to these reports and whether such actions, if any, will have an adverse effect on our business or results of operations.

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

In July 2017, ED began a program review of RU’s administration of Title IV program during the 2015-2016 and 2016-2017 award years. In September 2022, RU received a program review report from ED that asserted 14 findings of noncompliance with Title IV rules, including rules related to Title IV administration, policies, and consumer information and reporting requirements, and the federal work study, Pell Grant, and Federal Supplemental Educational Opportunity Grant programs. The program review required RU to do a review in connection with the federal work study finding, prepare policies and procedures, return small amounts of funds to two students, provide training, and take other actions in connection with the findings, and to provide a response, which RU timely provided. In July 2023, ED officially closed the program review by issuing a final program review determination and indicating that 12 of the findings were considered resolved with no liabilities. The remaining two findings related to Title IV administration had established liabilities of less than $100. ED determined that the total liability was minimal as it was under the $1,000 threshold so no recoupment was required; however, RU was responsible for, and has taken all steps necessary in ensuring that adequate corrective procedures had been implemented.

In July 2022, HCN received from ED the final program review determination from a review that had been pending since June 2017, and in September 2022 ED notified HCN that it had closed the program review, and no further action was required. The review included findings of a failure to prorate fees, return of Title IV funds calculations that were not properly computed, untimely and inaccurate reporting to the National Student Loan Data System, incomplete verification, and cost of attendance formulation deficiencies. HCN was required to do a full file review in connection with the return of Title IV funds finding, to have the review tested by an independent auditor, and to prepare policies and procedures and take other actions in connection with the findings. The total liability for this finding was $11,714.10, consisting of $11,538.00 principal owed to ED and $176.10 for the cost of funds associated with the unreturned funds.

In order to participate in TA, institutions must agree to participate in DoD’s Voluntary Education Institutional Compliance Program, or ICP. An institution that, through the ICP, is found noncompliant with DoD requirements and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA. APUS and RS have previously been subject to ICP reviews. For example, in February 2020, DoD informed APUS that it was one of 250 institutions selected for ICP review in 2020. Upon request, in May 2020, APUS submitted a self-assessment in connection with the ICP. On November 30, 2020, DoD issued a report finding that APUS did not clearly articulate certain policies or clearly make certain disclosures. As required, APUS submitted its corrective action plan and related evidentiary support and in April 2021, APUS was informed that the review had been completed and no further actions are required.

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

Regulatory Actions and Restrictions on Operations

Many actions that we may wish to take in connection with our operations are subject to regulation from a variety of agencies. For example, ED’s regulations, state regulatory requirements, and accrediting agency standards may, in certain instances, limit our ability to acquire or sell institutions, and to establish additional locations and programs. For example, as described in “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, RU is currently subject to certain temporary growth restrictions on the institution, including imposing limitations on new programs and locations and imposing a cap on the number of students that participate in Title IV programs that can be enrolled. Many states require approval before institutions can add new programs, campuses, or teaching locations. Generally, these agencies require institutions to notify them, and sometimes require institutions to obtain their approval, in advance of opening a new location or implementing new programs. APUS is regulated by its institutional accreditor, the HLC, as well as a state agency in West Virginia. RU’s is regulated by its institutional accreditor, the HLC, as well as the six state agencies where RU physical campuses are located, which include Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin. HCN is regulated by ABHES, and the state agencies in Ohio, Indiana, and Michigan. GSUSA is regulated by the Accrediting Council for Continuing Education & Training, as well as a district agency in the District of Columbia.

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

Restrictions on Adding Locations and Educational Programs
ED may, as a condition of participation in Title IV programs, require prior approval of new locations, programs, or otherwise restrict the number of programs an institution may add. ED’s regulations require institutions to report and, in certain cases (such as when an institution is provisionally certified such as APUS and RU), to seek approval for a new additional campus location at which at least 50% of a program will be offered if the institution wants to disburse Title IV program funds to students enrolled at that location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and programs and disburse Title IV program funds in connection with those locations and programs without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

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

Provisionally certified institutions of higher education such as APUS and RU, and institutions on HCM1 like RU, must seek prior approval from ED to offer new academic programs eligible for Title IV program funds and to open new locations at which Title IV program funds will be disbursed. A fully certified degree-granting institution generally is not obligated to obtain ED’s prior approval for a new location, an additional program leading to a degree at the same level previously approved by ED, or a new program that both prepares students for gainful employment in the same or related recognized occupation as an education program that has previously been designated as an eligible program at that institution and meets certain minimum-length requirements. However, ED could nevertheless require a fully certified institution to obtain prior approval for new programs and locations for purposes of Title IV program participation.

Other Regulations

GSUSA’s contracts are governed by the Federal Acquisition Regulation, or FAR, a regulatory framework. The FAR affects how GSUSA interacts and does business with its federal government clients, including by providing government agencies with rights not typically found in commercial contracts. Our government contracts may provide for termination by the government at any time, without cause. In addition, we may be subject to audits and investigations relating to these contracts, and any violations could result in civil and criminal penalties and administrative sanctions, including termination of contract, refund or suspension of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. Our GSA Schedule contract is set to expire on March 4, 2024, and GSUSA is preparing its application for a new GSA Schedule contract. If a new contract is not entered into, GSUSA’s government business would be materially adversely impacted. Information about risks associated with GSUSA’s contracts being governed by the FAR is provided in the “Risk Factors” section of this Annual Report.

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

In addition, ED announced its intent to hold negotiated rulemaking sessions in 2024 to address other topics for which proposed or final regulations have not yet been issued, including the recognition of accrediting agencies, institutional eligibility, return of Title IV funds, cash management, and third-party servicers.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making an investment, you should carefully consider the following risks, as well as the other information contained in this Annual Report, including our “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any of the risk factors described below could significantly and adversely affect our business, financial condition, results of operations, cash flows, and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also adversely affect our business, financial condition, results of operations, cash flows, and prospects. As a result of the risks and uncertainties described below, as well as such additional risks and uncertainties, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Attracting and Retaining Students

Our success and financial performance depend on the effectiveness of our ability to attract students who persist in our institutions’ programs.

Building awareness and reputation among potential students of our institutions and the programs they offer is critical to our institutions’ ability to attract new students. In order to maintain and increase our revenue, profits, and cash flows, our institutions must continue to enroll new, qualified students in a cost-effective manner, and these students must remain active and be successful in our institutions’ programs. In addition, because our institutions experience declines in their student populations as a result of graduation, transfers to other academic institutions, withdrawals, military deployments, and other reasons, in order to grow, we need to first attract sufficient students to replace those who have left. In addition to broader challenges with attracting qualified students, any negative effects resulting from the occurrence of risks set forth in this “Risk Factors” section, from action or inaction by us, regulators or accrediting agencies, or events beyond our control could prevent us from successfully advertising and marketing our institutions’ programs and from successfully enrolling and retaining qualified students in those programs. If we are unable to continue to develop awareness and a positive reputation of our institutions and the programs we offer, and to recruit and enroll students that persist in our programs over time, our enrollments will suffer and there could be a material adverse effect on our financial condition and results of operations.

If we are unable to effectively market our programs or expand into new markets, our results of operations would be negatively affected.

Our marketing strategy for APUS traditionally focused on building long-term, mutually beneficial relationships with businesses, other organizations, and individuals in military, military-affiliated, and public service communities. We must continue to develop and expand marketing channels that attract college-ready students unaffiliated with the military who may perform well at APUS, including given limitations on access to military students, as discussed further below under the Risk Factor that begins “If APUS does not have strong relationships with, and access to, various military installations...”, and a continued focus on efforts to attract students outside of the military, including in order to maintain compliance with the 90/10 Rule. However, we have experienced challenges attracting such students, and there is no assurance that we will be able to do so on a cost-effective basis or to prevent a further decline in non-military enrollments at APUS.

Furthermore, because APUS’s tuition is generally lower than that of most of its competitors, it has fewer dollars to spend per student on marketing and advertising than its competitors. Our pricing structure and margin profile may limit the availability of financial resources to be used for marketing and enrollment in general. Nevertheless, we have tried to, and may in the future try to, implement new marketing tactics and channels, including those with which we have no experience, and there is no guarantee that our marketing and branding efforts will achieve the desired results. If we are unable to develop and optimize marketing and advertising programs that are effective in developing awareness of our institutions and the programs we offer and their value propositions and are unable to enroll and retain qualified students in military and non-military markets, our enrollments would suffer, and there could be a material adverse effect on our financial condition and results of operations.

The success of RU and HCN depends, in part, on our ability to maintain and increase student enrollments in those institutions’ programs. As part of our strategy to continue to build a national nursing platform, we intend to open new campuses and other operating locations; however, as a result of disciplinary actions, RU is currently and may continue to be limited in its ability to expand into new geographical markets. Accordingly, there is no assurance that we will be able to effectuate this expansion strategy at RU and HCN or if such strategy will achieve desired results. For more on the limitations on our ability to expand our nursing programs into new geographical markets, see also the Risk Factors that begin with the captions “If our institutions are unable to successfully adjust…,” “If we or our institutions fail to comply with the extensive regulatory…,” “Failure to improve certain of our programs’ NCLEX pass rates...,” “RU’s planned closure of its Bloomington…,” and “RU is currently on provisional certification with ED…,” as well as “Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements” generally.

Opening new campuses and locations requires us to obtain appropriate federal, state, and accrediting agency approvals and to comply with any related requirements from those agencies. In addition, with the opening of new campuses, we have been and will be marketing in geographic areas in which our institutions did not previously have a campus, and these marketing efforts may not be successful. If in the future we are unable to effectively market RU’s and HCN’s programs, we may not be able to successfully maintain and increase those institutions’ enrollments, which would negatively affect our results of operations.

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

DoD requires us to meet certain criteria, including generally having at least 20 students on base, and to request access in writing, in order to access installations solely to provide counseling, and generally prohibits us from holding regular or recurring office hours on installations solely to provide counseling. This adversely affects our efforts to support existing students and serve new students. Furthermore, DoD MOUs, which specify terms and conditions of participation in TA and are discussed in more depth in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Defense”, and the related increased focus by DoD on relationships with and oversight of educational providers, or additional DoD restrictions, could lead to adverse changes in the nature of our relationships with military installations and their education centers and our access to military service members.

An inability to maintain strong relationships with installation education centers and with military service members would have an adverse effect on APUS’s ability to attract and retain qualified students, resulting in an adverse effect on our financial condition.

Enrollments and course registrations by active-duty service members may be adversely affected by a variety of factors not directly related to education programs, including changes in military activity, budgets and government shutdowns.

Events not directly related to education programs could lead to a reduction in registrations from students on active duty. For example, after experiencing an increase in net course registrations in 2020, which we believe may have been due in part to the impact of the COVID-19 pandemic, registration and enrollments thereafter moderated, including as a result of broader education sector enrollment headwinds and, in certain periods, disruption resulting from the transition to ArmyIgnitED discussed elsewhere in this Annual Report. Large-scale personnel reductions or other significant drawdowns of U.S. active-duty military forces would also likely have a negative effect on enrollment and course registrations. Increased operations and overseas deployments, increased demands on active-duty service members, and limited internet access associated with some deployments could also negatively impact the ability of certain active-duty military students to pursue higher education.

Congressional inaction on budgetary matters has led to lapses in funding, resulting in government shutdowns, and subsequent policy changes that have affected federal student aid programs at DoD. A future government shutdown, particularly one that impacts DoD or includes suspension or resulting modification of TA programs, including in connection with congressional action or inaction relating to the federal debt ceiling, could have a material adverse effect on APUS’s enrollments and on our cash flows, results of operations, and financial condition. In addition, budget cuts or constraints, including in connection with the failure to increase or a delay in increasing the federal debt ceiling, could negatively affect us by leading to force reductions or cuts to services and tools that we or APUS’s students rely upon for recruitment, enrollment, access, and TA. Even temporary changes to military activity and budgets may adversely affect operations.

We will remain subject to the risk of events that occur within and with respect to the military, even where they do not directly relate to the use of TA. Because of APUS’s dependence on active-duty military students, changes that occur within and with respect to the military could have a material adverse effect on our results of operations.

Continued declines in enrollments at RU could materially adversely affect RU’s and our profitability, financial condition, results of operations, and cash flows.

RU has experienced continued declines in enrollments since the first quarter of 2022. We believe that unexpected leadership departures at RU during 2022 had a negative impact on the first half of 2023 and overall 2023 results of operations, including enrollments. Enrollments were further impacted by adverse findings by accrediting agencies and state regulatory bodies as a result of failures to meet applicable NCLEX benchmarks, self-imposed enrollment caps, the pause on new enrollments, and the closure of the program, with respect to the Bloomington, Minnesota ADN program, as discussed in greater detail in “Risks Related to the Regulation of Our Industry”. If enrollments continue to decline, RU’s and our reputation, profitability, financial condition, results of operations, and cash flows could be materially adversely affected. While we have identified, and continue to work to identify, new marketing strategies and other initiatives that we believe will attract and enroll quality students, there can be no assurance that these efforts will be successful.

Changes our institutions may make to their operations to improve the student experience and enhance our institutions’ ability to identify and enroll students who are likely to succeed may adversely affect our institutions’ enrollment, profitability, financial condition, results of operations, and cash flows.

We have identified, and continue to work to identify, potential changes and initiatives that we believe will more effectively attract and lead to the enrollment of students who are ready for and who are likely to persist in our institutions’ programs, support those students, and help improve their educational outcomes, including through changes to admissions, initiatives to increase the level of engagement and collaboration in the classroom and strengthen the bond with students, the establishment of a Council for Nursing Excellence at RU, and changes to curriculum and course retake policies at RU and HCN.

Additional initiatives have included and may in the future include the following:

•further revising admissions standards and requirements;
•additional updates to the admissions process and procedures;
•implementing more stringent satisfactory academic progress standards;
•changing tuition costs and payment options; and
•altering our institutions’ marketing efforts to target the appropriate prospective students.

These initiatives require significant time, energy, and resources, and may adversely impact our institutions’ business, financial condition, results of operations, and cash flows, particularly in the near term. We may not succeed in achieving our objectives due to organizational, operational, regulatory, resource, or other constraints. If our efforts are not successful, we may experience reduced enrollment, increased expense, or other impacts on our business that materially and adversely impact our results of operations, cash flows, and financial condition. Even if these initiatives successfully lead to the identification and enrollment of students who are likely to succeed and to improvements in student experience, they could result in adverse impacts on enrollments. Due to the many factors that can impact enrollments, we may not appropriately identify the cause of any adverse impacts, and therefore may not be able to appropriately modify our initiatives to address such impacts.

If our institutions are unable to successfully adjust to future market demands by updating and expanding the content of existing programs and developing new programs, specializations, and modes of teaching on a timely basis and in a cost-effective manner, our performance may be impaired.

We believe that our institutions need to continuously update and expand the content of their existing programs and develop new programs, specializations, and modes of teaching in order to continue to attract and retain qualified students and remain competitive in the postsecondary education market. However, the updates and expansions of our institutions’ existing programs and the development of new programs and specializations may not be accepted by accreditors, state and federal regulators such as ED, existing or prospective students, or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if our institutions are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as competitors introduce competing programs. To offer a new academic program, our institutions may be required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, growth restrictions may be imposed on our institutions in connection with changes in ownership or otherwise that adversely impact our ability to adjust to future market demands. For example, including due to the change in control from APEI’s acquisition of RU,

RU is currently subject to ED-imposed restrictions on new programs and locations and on the number of students receiving Title IV who can be enrolled at RU. Additionally, state-imposed constraints exist on enrollment in Minnesota, Illinois, and Kansas. These restrictions will limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or modified programs. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations, or other factors, our institutions’ ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs, specializations, and modes of teaching or modifying or eliminating existing programs requires our institutions to make investments in management, academic resources including faculty, and capital expenditures, incur marketing expenses, and reallocate other resources. Our institutions may have limited experience providing courses in new fields of study or new modes of teaching (including non-degree credentials) and may need to modify systems and strategies or enter into arrangements with other institutions and organizations to provide new programs effectively and profitably. If our institutions are unable to establish new academic programs, increase the number of students enrolling in new academic programs, offer programs in a cost-effective manner, hire faculty to administer new programs or deliver specialized instruction, or otherwise manage effectively the operations of those programs, our results of operations and financial condition could be adversely affected.

Continued strong competition in the postsecondary education market could decrease our institutions’ market share and increase our cost of acquiring students.

Within the postsecondary education market, our institutions compete primarily with not-for-profit public and private two-year and four-year colleges, as well as other for-profit schools. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources, or course delivery tools, that are superior to those of our institutions and other for-profit schools. Many of these competitors, whether for-profit, not-for-profit, or public, may also be able to leverage their greater scale, size, name recognition, and financial and other resources to compete for potential students, or to provide instructional and support resources that may be superior to those of our institutions and other for-profit schools. In addition, as indicated in the Risk Factor that begins “Strong competition in the military market...” below, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. Within the nursing education market, we compete with other schools offering similar programs, including for-profit and not-for-profit public and private colleges, that may have greater resources or a greater market presence or reputation in the local areas we serve. In addition, because of the relatively local focus of RU’s and HCN’s nursing programs, our competitive environment is impacted by various factors that are specific to the particular areas where our campuses are located, including local supply and demand dynamics for our programs, nurses, and nursing schools. RU’s and HCN’s results are therefore more susceptible to the actions of single competitors than the results of an institution that draws from a broader geographical area. For example, a particularly effective or ineffective marketing approach by another school, or the opening or closing of another school, could have unanticipated detriments or benefits to RU’s and HCN’s competitive position.

Within the postsecondary education market generally, we have experienced increased competition from new market entrants providing both online and non-traditional programs, including providers partnering with Online Program Management, and a shift of for-profit institutions to not-for-profit status. We operate 30 on-ground campuses in approximately 20 markets where we compete with a mix of local career colleges and two- and four-year colleges. Because of the relatively local focus of these programs, our competitive environment is impacted by various factors that are specific not only to states where campuses are located but also to the particular areas where the campuses are located, including local supply and demand for nurses and nursing schools. In the fall of 2023, there was an industry-wide increase of approximately 2.1% in undergraduate enrollment for the first time since the beginning of the pandemic, as compared to an overall industry-wide enrollment decline of 0.7% in the fall 2022. Longer term projections suggest that previous growth in enrollment in postsecondary degree-granting institutions is slowing. The combination of reduced growth or declines in the postsecondary student population and the entrance of additional providers in the online postsecondary education market will further intensify competition, and any resulting decline in the number of enrollments could have an adverse effect on our results of operations. In addition, increased competition for college-ready students has led to an increase in the cost of advertising in certain marketing channels. Continued increases in the cost of advertising may adversely impact our ability to attract college-ready students and/or increase our student acquisition costs.

We expect to continue to face greater competition from non-traditional offerings, provided by both educational institutions and non-traditional providers.

Competing institutions and others provide non-traditional education programs without charge or at low costs, including CBE programs, coding bootcamps, micro-credentialing, massive open online courses, and other flexible and individualized programs. We believe that our institutions will continue to face new competition from non-traditional programs, including lower cost programs. We offer or are working to develop our own alternatives in some of these areas. However, these efforts may not be successful. Other institutions have programs that are more fully developed, and our offerings may not be as successful, broad or large enough or receive market acceptance. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. Increased availability of federal student financial aid for CBE programs could create additional competition and drive additional students toward non-traditional education programs. These factors could cause our institutions’ enrollments, revenue, and profitability to decrease significantly.

Strong competition in the military market could decrease our institutions’ market share and increase our cost of acquiring students.

We anticipate that APUS will continue to see strong competition within the military market, which continues to be a primary market for APUS. There are a number of for-profit schools and not-for-profit institutions that focus on the military market because of the size of the market and the availability of funding, and some for-profit schools seek to attract students eligible for TA, VA education benefits, or both. Some of these institutions may develop relationships with the military and education service officers that are stronger than APUS’s, which could have an adverse effect on APUS’s ability to attract and retain qualified students, and ultimately, on our financial condition.

In addition, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. For example, in January 2022, the Department of the Navy, in cooperation with the U.S. Marine Corps, Coast Guard, and Coast Guard Reservists, expanded a pilot program for online courses at the United States Naval Community College, or the USNCC, a community college supporting naval education for enlisted service members, with over 1,100 students enrolled into targeted associate’s degree and certificate programs with partner colleges and universities. The pilot program was completed on September 30, 2023 and a published report on the outcome is scheduled to be reported in early 2024. The USNCC has now entered the initial operating phase with approximately 2,600 students and anticipate being fully operational in 2028. While a number of schools with which APUS competes participate in this program, APUS as a for-profit institution, is not an eligible partner. Other Armed Forces branches may also begin offering distance learning through their own institutions.

Tuition and fee increases at RU, APUS, and HCN have had, and could have an adverse impact on enrollment, our financial condition and our results of operations.

RU implemented tuition increases, effective January 2023, for select programs, APUS implemented tuition and fee increases for its non-military and veteran students in the second and third quarters of 2023, and HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs. These increases were implemented to help offset the increased cost of delivering a quality, competitive education. However, higher tuition and fees could cause potential students to be unwilling, or unable, to enroll at our institutions and/or in affected programs, and existing students may be unwilling, or unable, to remained enrolled, which would result in lower enrollments at our institutions and adverse impacts on our financial condition and results of operations.

Risks Related to the Regulation of Our Industry

If we or our institutions fail to comply with the extensive regulatory requirements for the operation of postsecondary education institutions, we and our institutions could face penalties and significant restrictions on operations, including loss of federal student loans and grants and access to DoD TA programs.

We and our institutions are regulated by (i) accrediting agencies, (ii) state regulatory bodies, and (iii) the federal government through ED. Our institutions are also subject to DoD and VA oversight because our institutions participate in TA and veterans’ education benefits programs administered by the VA. Regulations, standards, and policies of these agencies affect the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, and financial operations and condition. These regulatory requirements can also affect our ability to acquire new institutions, open new locations, add new or expand existing educational programs, change our corporate structure or ownership, and make other substantive changes related to our Company. Compliance with these requirements increases our cost of operations.

Findings of noncompliance with these laws, regulations, standards, and policies could result in any of the respective regulatory agencies taking certain actions, including: imposing monetary fines, penalties, or injunctions; limiting operations, including restricting our institutions’ ability to offer new programs of study or to open new locations, or imposing limits on our growth; limiting or terminating our ability to grant degrees; restricting or revoking our institutions’ accreditation, licensure, or other approval required to operate; limiting, suspending, or terminating our institutions’ eligibility to participate in Title IV programs, TA, or VA education benefit programs; requiring us to repay funds, post a letter of credit, or become subject to payment methods for Title IV programs that are not the advance payment system; subjecting us to civil or criminal penalties; or other actions that could have a material adverse effect on our business. See also the Risk Factor that begins “Government and regulatory agencies and third parties…” below.

If one of our institutions were to lose its eligibility to participate in Title IV, TA, or VA education benefit programs, or if the amount of available funds under these programs were reduced, we could seek to arrange or provide alternative sources of revenue or financial aid for students. Although we believe that one or more private organizations would be willing to provide financial assistance to students attending our institutions, there is no assurance that this would be the case, and the terms of such financial aid might not be as favorable as those for funds under the Title IV, TA, or VA education benefit programs. We may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of our eligibility to participate in these programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on our financial condition and results of operations, even if we could arrange or provide alternative sources of revenue or student financial aid.

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

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to lawsuits under the federal False Claims Act, similar state false claim statutes, or various “whistleblower” statutes. These lawsuits in some cases can be prosecuted by a private plaintiff in respect of some action taken by us, even if ED or another regulatory body does not agree with the plaintiff’s theory of liability, or the government can intervene and become a party to the lawsuit. These lawsuits have the potential to generate significant financial liability linked to our receipt of government funds, including Title IV funds and TA funds. Noncompliance or alleged noncompliance may also result in derivative litigation or litigation involving other stakeholders. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources.

If our institutions fail to maintain their institutional accreditation, they would lose the ability to participate in Title IV and DoD TA programs and our student enrollments would decline.

Accreditation at the institutional level by an accrediting agency recognized by ED is necessary to participate in Title IV and TA programs. Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as the requirements to apply and wait for approval before making certain changes. For example, as it did with the Rasmussen Acquisition, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. Failure to meet accreditation criteria or standards or to comply with accreditation policies and requirements could result in the loss of accreditation at the discretion of the accrediting agency. The complete loss of institutional accreditation at one of our institutions would, among other things, render the institution and its students ineligible to participate in Title IV and TA programs, and have a material adverse effect on our enrollments, revenue, and results of operations. In addition, loss of Title IV participation would result in loss of TA and VA participation.

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

The HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs and other federal educational assistance funds, as calculated under ED’s regulations. As more fully described in “Regulatory Environment–Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – The ‘90/10 Rule,’” for fiscal years beginning on or after January 1, 2023, which for our institutions means the year ended December 31, 2023, federal educational assistance funds used to calculate the “90%” side of the ratio include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal educational assistance funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. ED confirmed that the 90/10 Rule no longer permits institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages increased, particularly at APUS. While each of our institutions was in compliance with the 90/10 Rule for 2023, with APUS’s relevant percentage for 2023 being 89%, there is no assurance that we will continue to be able to comply in future years, particularly at APUS.

As a result of the problems with TA discussed in further detail in the Risk Factor that begins “Our student registrations, revenue, and cash flow have been adversely impacted...” below, cash payments from the Army to APUS that were expected in 2021 and 2022 were received in 2023, which together with recent modifications to the 90/10 Rule and enrollment growth among service members as compared to declines in students who use non-federal educational assistance funds caused APUS’s 90/10 Rule percentage to increase. As of December 31, 2023, approximately $22.3 million, of which $12.7 million is older than 60 days from the course start date, was due from the Army, as compared to $26.0 million due from the Army as of December 31, 2022, of which $16.5 million was older than 60 days from the course start date. If we are unable to collect aged amounts due from the Army, this may cause our bad debt to increase. Moreover, the delayed invoicing discussed below may cause the “90%” side of the ratio to increase in 2024 or future years, which could have an adverse impact on our cash flow and results of operations, as well as APUS’s ability to comply with the 90/10 Rule in 2024 or future years.

In September 2023, APUS changed its approach to invoicing for TA to offset the effect of the receipt of the delayed payments from the Army due to ArmyIgnitED system issues. APUS is currently taking longer to bill TA, which had the effect of delaying into 2024 payments for TA that ordinarily would have been received in 2023. We estimate that APUS’s change in billing approach resulted in approximately $22.1 million of receivables that we would have expected to receive in 2023 being received in 2024. While the change in billing approach positively impacted the “90%” side of the ratio in 2023, it may cause the “90%” side of the ratio to increase in 2024 or future years. In addition to the $22.1 million of receivables received in 2024 due to the change in billing timing, in 2024 we expect to bill the Army and collect $4.0 million outstanding from courses that began in 2022 and prior. In January 2024, APUS separately revised its billing policy for students utilizing TA from two weeks to five weeks after course start date to nine weeks after the course start date. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days.

The change in billing practice also added to our accounts receivable as of December 31, 2023 and resulted in an increase to our leverage ratios as of December 31, 2023 under our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock, as described in Notes 9 and 13 to our audited consolidated financial statements for the year ended December 31, 2023. See the discussion below under “Our Series A Senior Preferred Stock provides rights, preferences, and privileges that are not held by our common stockholders, and is senior to our common stock, which could adversely affect our cash flows, liquidity, and financial condition” for a discussion of the impact on our leverage ratio. While we do not anticipate that a higher leverage ratio will have material limitations on our expected operations for 2024, it could result in reduced operational flexibility in 2024 and future years. In addition, given the recent modifications of the 90/10 Rule, we also anticipate more general scrutiny of practices and compliance with the 90/10 Rule across the industry. As noted in the Risk Factor with the caption beginning “Government and regulatory agencies and third parties...”, ED is currently conducting a regular program review at APUS, which includes, among other things, a review of APUS’s compliance with the 90/10 Rule. APUS has not yet received a program review report from ED, and accordingly, at this time we cannot predict whether ED could have further feedback or findings on APUS’s 90/10 Rule compliance and related practices, whether as a result of the program review or otherwise.

We cannot predict whether Congress or ED will continue to modify the 90/10 Rule with respect to relevant sources of funds or other aspects of the calculation. For example, in recent years Congress has considered various other proposals that would modify the 90/10 Rule, including proposals to decrease the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions. In addition, at least one state has passed, and other states may in the future pass, their own versions of the 90/10 Rule that like the new federal 90/10 Rule include TA and VA education benefits or other sources of funds in the “90%” side of the ratio. To the extent that any additional laws or regulations are adopted that further limit or condition the participation of for-profit schools or distance education programs in TA or in Title IV programs, or that further limit or condition the amount of TA for which for-profit schools or distance education programs are eligible to receive, our financial condition and results of operations could be materially and adversely affected.

For the past three years, RU has derived less than 80% and HCN has derived more than 80% of its total revenue on a cash accounting basis from Title IV programs and, as applicable, other federal educational assistance funds as calculated under ED’s modified regulations. If our institutions are unable to attract students who do not depend on Title IV program aid or TA or VA benefits, such as students who finance their own education or receive full or partial tuition reimbursement from non-government employers, their 90/10 Rule percentage may increase.

While each of our institutions was in compliance with the 90/10 Rule for 2023, we expect continued challenges with compliance with the 90/10 Rule, particularly at APUS. Enrollments at APUS from students who use TA funds have been trending upward, while enrollments from students who use non-federal educational assistance funds continued to decline. This is making it more difficult to satisfy the 90/10 Rule at APUS. In order to try and address the challenges with respect to 90/10 at APUS, we may pursue strategic transactions, including business combinations and acquisitions. Those transactions may not be successful or could cause disruption to our operations. For examples of some of the challenges that some types of strategic transactions could have, see the Risk Factor that starts with “Business combinations and acquisitions may be difficult to integrate …” below.

If any of our institutions fails to satisfy the 90/10 Rule and loses eligibility to participate in Title IV programs, it would also lose the ability to participate in TA because DoD requires institutions to participate in Title IV programs in order to participate in TA, and ineligibility of either or both of our institutions to participate in Title IV programs and TA would have a material adverse effect on our enrollments, revenue, results of operations, and cash flows. Similarly, failure of one of our institutions to meet the 90/10 Rule for any fiscal year would require the institution to notify ED and students of this failure, would result in the institution being on provisional status for two fiscal years, could subject the institution to heightened regulatory scrutiny and possible adverse regulatory action, and could damage the institution’s reputation, which would have a material adverse impact on our results of operation, cash flow, and financial condition. Failure of an institution to meet the 90/10 Rule for two consecutive fiscal years results in the institution becoming ineligible to participate in Title IV programs for at least two fiscal years, which would have a material adverse impact on our results of operation, cash flow, and financial condition.

DoD’s MOUs impose extensive regulatory requirements on our institutions with respect to participation in DoD TA programs, and our revenue and number of students would decrease if our institutions were no longer able to receive funds under DoD TA programs or if TA is reduced, eliminated, or suspended.

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

The DoD MOUs also provide that an institution may only participate in TA if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. Failure to comply with an MOU could result in an institution losing its ability to participate in TA. We also believe that in certain circumstances DoD may impose sanctions for a failure to comply instead of denying an institution the ability to participate in TA, including restricting student enrollment in TA programs, suspending an institution from enrolling new students, limiting access to military installations, subjecting the institution to heightened compliance oversight, or otherwise limiting an institution’s ability to participate in TA. If an institution fails to comply with the requirements of an MOU, it could result in sanctions, up to losing the ability to participate in TA, that could have a significant adverse effect on our results of operations and financial condition.

Students participating in TA constituted approximately 48% of APUS’s adjusted net course registrations for 2023. We do not know the scale or nature of future actions that may be taken with respect to TA, which could include eliminating those programs, reducing the funds, benefits, or level of reimbursement available thereunder, changing the eligibility criteria for beneficiaries, enacting new restrictions on institutional participation, or imposing other eligibility criteria on institutions, all of which could impact enrollments from service members. Other administrative changes to DoD programs could also have negative effects on our enrollments.

There have been previous changes to eligibility requirements under TA that have impacted us, and additional changes that impact us could occur in the future. Additional changes to TA could occur due to Congressional action or DoD policy and funding changes. For example, the failure of Congress to pass appropriations legislation has limited the release of funds at times in the past and could do so in the future as well, including as a result of budget disputes related to the federal debt ceiling. Annual TA funding is limited and could be exhausted in any given year due to budget constraints or changes in demand or policy. We are unable to predict whether and to what extent the Armed Forces will impose limitations on TA approvals in the future as a result of limited funding. Furthermore, we expect each military branch and the DoD to continually evaluate their approaches to education, including by launching or expanding their own institutions, as discussed in further detail in the Risk Factor that begins “Strong competition in the military market...” below, and such actions could have an impact on the funds available to service members to pursue their education at our institutions. Changes in funding allocations could have a material adverse effect on APUS’s enrollments.

If we are no longer able to receive funds from TA, or if those programs are modified, reduced, eliminated, or temporarily suspended, our enrollments, revenue, and cash flow could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition. See also the Risk Factor captioned “Our student registrations, revenue, and cash flows have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition to new systems for soldiers to request TA” below.

HLC has scheduled a comprehensive site visit for APUS for its mid-cycle review in year four of its ten-year accreditation cycle instead of a panel review.

HLC will conduct a focused visit at APUS in March 2024 after HLC raised potential concerns regarding APUS’s compliance with standards related to program development oversight and program assessment processes as a result of certain courses not being available for students in one program. Pursuant to HLC policy, APUS has transitioned from the Open Pathway to the Standard Pathway because of the decision to conduct a focused visit. As a result of this transition, APUS will be subject to a comprehensive site-visit for the year four mid-cycle review under the Standard Pathway, currently scheduled in the spring of 2025. The reaffirmation of accreditation site visit date remains unchanged and will take place 2030-2031.

HLC’s focused visit will result in a written report addressing the topics of concern identified in the letter calling for the focused visit. The focused visit team report will include a recommendation to accept the report or may call for additional monitoring, sanction, show-cause order, or withdrawal of accreditation. Although APUS would have the opportunity to respond prior to any HLC action on the report, we cannot be sure that the HLC team will not identify deficiencies at APUS during the focused visit or call for negative accreditation-related action against APUS as a result.

ED’s recently finalized new gainful employment requirements could materially and adversely affect our business after they take effect.

Pursuant to new gainful employment, or GE, regulations, that will take effect July 1, 2024, ED will determine the Title IV eligibility of GE programs based in part on satisfaction of specified performance levels of two measures defined by the GE regulations: the debt-to-earnings rates (which include two rates, the discretionary debt-to-earnings rate and the annual debt-to-earnings rate) and the earnings premium measure. ED previously released a data set, referred to as the program performance data, or the PPD, that includes calculations of the two metrics for certain programs. The methodology ED used to produce the PPD differs from the methodology that will be used under the final GE regulations, primarily due to data limitations. However, out of the 30 RU programs, 47 APUS programs, and three HCN programs (including one no longer offered at HCN) that ED assessed in the PPD, six current RU programs and three APUS programs failed one or both of the new measures. The six RU programs failing in the PPD represent 8.5% of total student enrollment for the three months ended December 31, 2023. The three APUS programs failing in the PPD represent 2.1% of total net course registrations for the three months ended December 31, 2023.

Programs that fail to satisfy the specified performance levels of the GE measures in two of any three successive years for which the debt-to-earnings rates or the earnings premium measure are calculated would lose access to Title IV funding. Under the GE regulations, the failure of any of our institutions’ programs to satisfy the required specified performance levels could adversely impact those institutions and programs. We expect that the earliest a program could lose eligibility is July 1, 2026. In addition, programs that fail any of the metrics in a year will be required to warn enrolled and prospective students that the program risks losing access to Title IV funding. At this time, it is difficult to predict whether our institutions’ programs will satisfy performance levels of future GE metrics, including whether the programs identified as failing in the PPD will in fact fail or whether other programs will fail or pass.

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

A number of programs at certain RU campuses and in certain states, including its Bloomington and Moorhead, Minnesota, Fort Myers, Florida, Ocala, Florida, Tampa/Brandon, Florida, and Illinois, and Kansas ADN programs and its Moorhead, Minnesota PN program, as well as HCN’s Ohio ADN program, have not met state-established first-time NCLEX benchmarks for consecutive years. As described more fully in “Regulatory Environment – State Authorization/Licensure – State Authorization/Licensure of Our Institutions”, as a result, regulators and accreditors have in some cases placed these programs on probationary or similar status or required them to take corrective action, including limiting, or taking action that has the effect of limiting, enrollment. We believe that low pass rates may be the result of a number of factors, including without limitation the academic preparedness of our students, curriculum gaps, changes in the mode of course delivery including the use of virtual courses, testing failures and inconsistencies, imbalances in enrollment and resources, and changes in admission standards. We are taking action aimed at improving NCLEX pass rates and meeting related standards, but there can be no assurance that we have accurately identified the underlying reasons for low pass rates or that our efforts to improve these pass rates will succeed in a timely fashion, if at all. Significant changes to the NCLEX were effective in April 2023. While the average scores at RU and HCN both increased, there were also increases nationwide, and the ultimate impact of the change in the NCLEX is still uncertain, including because NCLEX regulatory thresholds could change. In addition, merely being subject to disciplinary, probationary, or similar status or requirements could make it more difficult to improve NCLEX pass rates or meet other applicable standards, such as by damaging our reputation and making it more difficult to recruit students who are likely to succeed. Any voluntary, required, or other reduction in enrollment will have an adverse impact on our revenue.

In February 2023, the Florida Board of Nursing, or FBN, placed RU’s Fort Myers, Florida ADN program on probation until its pass rate reaches the applicable threshold for a calendar year. RU is required to disclose this status to active and prospective students. If the program fails to achieve the required NCLEX pass rate within two years following placement on probation, FBN may extend the program’s status for a year if the program is demonstrating progress toward achievement. However, absent further extension or achievement of the required rate by the end of the extension, Florida law provides that FBN shall terminate the program. In February 2024 FBN also placed RU’s Ocala, Florida and Tampa/Brandon, Florida ADN programs on probation – a status that must be disclosed to active and prospective students – until the programs’ pass rates reach the applicable threshold for a calendar year. RU was required to present an action plan to FBN on February 7, 2024, detailing benchmarks to measure progress toward achieving the required NCLEX pass rate. In January 2024, legislation that would significantly overhaul the regulation of Florida nursing programs in ways that could materially adversely impact RU’s Florida ADN and PN programs was introduced in the Florida senate, but at this time there can be no assurance that the legislation will be enacted as drafted or at all.

Although variability in regulator and accreditor approach to and use of discretion in enforcement of NCLEX pass rate standards makes it difficult to predict consequences, failure to abide by the terms of any restrictive status placed on these programs, take appropriate corrective action, or reach applicable threshold rates within a required timeframe could subject impacted programs to additional adverse action, including withdrawal of approval, and we could take voluntary action to curtail or terminate affected programs, any of which would have an adverse effect on our results of operations, cash flows, and financial condition. Even if the affected programs have long-term success in complying with NCLEX pass rate standards, the actions we take to comply could result in increased costs or decreased enrollments, and impairment of RU or HCN goodwill.

Recently introduced Florida legislation, if enacted, could have a material adverse impact on RU’s Florida ADN and PN programs.

In January 2024, legislation was introduced in the Florida senate that would significantly overhaul the regulation of Florida nursing programs. If enacted, this legislation could materially adversely impact RU’s Florida ADN and PN programs. At this time, it is uncertain whether the legislation will be attached to another bill, enacted as drafted, or enacted at all.

RU’s planned closure of the Bloomington, Minnesota ADN program effective June 2024 may adversely impact RU and us.

RU’s Bloomington, Minnesota ADN program has been subject to adverse action and heightened scrutiny from regulators as a result of a continued failure to meet applicable regulatory and accreditor requirements. In September 2021, ACEN placed conditions on the Bloomington, Minnesota ADN program’s continued accreditation, requiring it to demonstrate compliance with all applicable accreditation criteria within two years. In June 2023, ACEN’s site visit team recommended denial of continuing accreditation for the program based on the team’s findings that the program did not demonstrate compliance with certain accreditation criteria related to student outcomes despite RU’s belief that good cause existed not to deny continuing accreditation. ACEN notified RU in October 2023 that the ACEN board had granted continuing accreditation for good cause until September 2024. ACEN also requested a follow-up report for good cause be submitted in advance of a follow-up visit in spring 2024 related to student outcomes criteria. In addition with the planned spring 2024 follow-up visit, the ACEN board notified RU that it plans to conduct a focused visit due to a complaint received by ACEN related to student clinical preparation and graduate clinical performance. In August 2023, RU decided to voluntarily pause new enrollments beginning in November 2023. On December 29, 2023, RU informed the MBN that it intends to voluntarily close the Bloomington, Minnesota ADN program, effective June 15, 2024. The MBN approved the voluntary closure of the Bloomington, Minnesota ADN program at its February 1, 2024 meeting. For all students enrolled in the Bloomington, Minnesota ADN program graduating after June 2024, their enrollment record will be transferred to RU’s St. Cloud, Minnesota ADN. However, there can be no assurance that any or all remaining students in the program will find the St. Cloud transfer suitable. Due to previous self-imposed enrollment caps and the pause on new enrollments, enrollment in this program currently represents less than 2% of RU’s current total enrollment. As RU evaluates its other campuses and programs, it could make similar closure decisions about other programs or campuses. The closure of the Bloomington, Minnesota ADN program, or any closure of other programs or campuses, may have an adverse impact on RU’s enrollments and reputation, which could further impact RU’s enrollments operations, cash flows, and financial condition.

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

In August 2023, the State of Illinois enacted legislation, which took effect January 1, 2024, that provides programs with additional time to improve NCLEX pass rates. The legislation changed the Illinois NCLEX pass rate requirements from a one-year measurement based on first attempts only to a three-year average that includes all test attempts and removed all nursing programs, including RU’s Illinois ADN program, from probationary status for a period of three years. However, there can be no assurance that they will not seek to impose different or additional requirements in connection with this change in legislation. Furthermore, there can be no assurance that any resulting removal from probationary status of RU’s Illinois ADN program will be viewed favorably by ACEN or another nursing program accreditor or would result in RU’s Illinois ADN program obtaining ACEN accreditation following the February 2024 site visit.

An Illinois statute also requires nursing programs in the state to have achieved accreditation by the end of 2022 in order to meet state approval requirements. RU’s Illinois ADN program has been in candidacy status for initial accreditation with

ACEN since July 2020. Although the IDFPR has indicated that candidacy status satisfies this requirement, the IDFPR could change its position. ACEN will not grant accreditation to a program on probationary status with the IDFPR, as RU’s Illinois ADN program is. The current candidacy is set to expire in July 2024. If ACEN ultimately denies initial accreditation and RU is unable to obtain accreditation or candidacy status with another national nursing accrediting body, RU would likely have to close the Illinois ADN program. Removal from probationary status pursuant to the newly enacted Illinois legislation described above may be viewed favorably by ACEN or another nursing program accreditor and may result in RU’s Illinois ADN program obtaining ACEN accreditation following a site visit in February 2024. However, there is no assurance that this legislation will benefit RU’s Illinois ADN program as anticipated or that the program will meet the new NCLEX pass rate requirements.

The inability of our institutions’ graduates to obtain professional licensure, employment or other outcomes in their chosen fields of study, particularly in nursing, could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

As explained in the Risk Factor that begins with the caption “Failure to improve certain of our programs’ NCLEX pass rates...”, the majority of RU’s graduates, HCN graduates and certain APUS graduates seek professional licensure, employment or other outcomes in their chosen fields following graduation, particularly in nursing. State requirements for licensure are subject to change, as are professional certification standards, and we may not become aware of changes that may impact our students in certain instances. In addition, as further discussed in “Regulatory Environment – State Licensure/Authorization - Federal Requirements for State Authorization/Licensure - State Authorization and Professional Licensure”, new ED regulations will require institutions that offer postsecondary education programs leading to employment in an occupation that requires licensure or certification to meet certain additional requirements in order for those programs to maintain eligibility to participate in Title IV programs. In each state in which the institution is located, in which students enrolled in distance education are located, or where a student enrolled after July 1, 2024 attests that they intend to seek employment, the program must satisfy the applicable state education requirements for professional licensure or certification so that a student seeking employment may qualify to take any licensure or certification exam needed to practice or find employment in the state. In the event that one or more states refuse to recognize our institutions’ students for professional licensure based on factors relating to our institutions or programs, the potential and actual growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Further, requirements for employment vary from employer to employer and from field to field. To the extent our graduates fail to satisfy requirements for employment by particular employers or in a particular profession based on characteristics of our programs, the ability to maintain enrollments, as well as the potential for growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, if our institutions’ graduates fail to obtain professional licensure, employment, or other outcomes in their chosen fields of study, we and our institutions could be exposed to litigation, including class-action litigation, claiming that we are at fault for such failure, which would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A failure of HCN to satisfy ABHES accreditation standards, including specific student achievement indicators, could have a material adverse impact on HCN’s student enrollment, revenue, results of operations, and cash flows.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% first-time pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or for other good cause. In prior years, several HCN programs at certain HCN campuses have failed to satisfy ABHES’ student achievement measures, and as a result, ABHES has placed certain locations and programs on program-specific warning or outcomes reporting status and required action plans.

As a result of retention rates being below the 70% benchmark for the 2021-2022 reporting year, which was the second consecutive full reporting year, ABHES placed the PN programs at the Cincinnati, Cleveland, Columbus, and Dayton campuses on program-specific warning status in January 2023. Toledo PN and Akron ADN program retention rates fell below the 70% benchmark for the 2021-2022 reporting year, which was the first full reporting year. As a result of failing to meet the threshold benchmark, ABHES required HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2022-2023 reporting year by May 2023.

The reports submitted in response to this requirement demonstrated that the PN programs at the Cincinnati, Cleveland, Columbus, and Dayton campuses and the ADN program at the Akron campus were above the 70% retention benchmark through the first three quarters of the 2022-2023 reporting year. As a result, the Cincinnati, Cleveland, Columbus, and Dayton PN programs were removed from program-specific warning status, and ABHES informed HCN that no additional information was required for the ADN program at the Akron campus. However, HCN reported that the retention rate for the PN program at the Toledo campus was below the 70% benchmark through the first three quarters of the 2022-2023 reporting year. Consequently, the Toledo PN program was placed on outcomes reporting status, and required to provide an additional report and action plan in October 2023, which HCN submitted.

For the reporting year ended June 30, 2023, the PN program at the Cleveland, Columbus, Dayton, and Toledo campuses, as well as the ADN program at the Akron and Dayton campuses, were below the 70% benchmark for retention. As a result, ABHES continued the Toledo PN program on outcomes reporting status, due to its retention rate falling below the 70% benchmark. ABHES is also requiring additional reporting for the Cleveland PN, Columbus PN, Dayton PN, and Akron ADN programs. In conjunction with these actions, ABHES is requiring HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2023-2024 reporting year by May 2024. If the Cleveland PN, Columbus PN, Dayton PN, Dayton ADN, and Akron ADN programs do not meet the 70% retention benchmark by the third quarter of the 2023-2024 reporting year, ABHES will likely place these programs on outcomes reporting status. If the Toledo PN program does not meet the 70% retention benchmark by the third quarter of the 2023-2024 reporting year, ABHES will likely place the program on program-specific warning status.

If ABHES places any HCN program on program-specific warning status, and ABHES determines that HCN’s response to the program-specific warning status is insufficient, it could take action that could have an adverse impact on our results of operations, cash flow, and financial condition, including limiting program enrollment, suspending program enrollment and new starts until HCN meets terms and conditions established by ABHES, or withdraw approval for one or more programs. HCN is also required to disclose the program-specific warnings to current and prospective students, which could adversely affect HCN’s reputation and enrollments.

If any HCN campus or program fails to satisfy ABHES achievement measures, enrollment in such HCN campus or program could decline, or we could be forced to cease enrollments at that campus or in that program, which could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, results of operations, and cash flows. The actions HCN takes to comply with ABHES requirements may not be successful in resolving existing issues and, if those actions are targeted at specific campuses or programs, they may fail to prevent additional issues arising with respect to those or other campuses or programs. Similarly, even if HCN is successful in the long term in complying with these standards, the actions HCN takes to comply could result in increased costs or decreased enrollments, and impairment of HCN goodwill.

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

As discussed in “Regulatory Environment – State Licensure/Authorization”, to participate in Title IV programs and TA, an institution must be legally authorized by the relevant education agency of the state in which its main campus is physically located. Loss of state authorization by one of our institutions in the state in which its main campus is physically located would render that institution ineligible to participate in Title IV programs, and therefore also TA and VA, to be unable to operate in the state and grant credentials, and to lose institutional accreditation. If one of our institutions were to lose state authorization as to a non-main campus location, it would be unable to award Title IV aid to students at that location, and it would be unable to operate at that location.

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

Our institutions’ failure to comply with the requirements of SARA or regulations of ED or various states related to state authorization could result in actions that would have a material adverse effect on our enrollments, revenue, and results of operations.

Various states impose regulatory requirements on educational institutions operating within their boundaries, including registration requirements applicable to online education institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state. As described more fully in “Regulatory Environment – State Licensure/Authorization” and “Regulatory Environment – State Authorization/Licensure”, APUS and RU must comply with the requirements of California, which is the only state that does not participate in SARA, and APUS, RU, and HCN must comply with SARA, with regard to the interstate offering of postsecondary distance education and online education. Those requirements may change from time to time and, in some instances, are ambiguous or are left to the interpretative discretion of state regulators. Changes in requirements to participate in SARA or changes to state laws and regulations and the interpretation of those laws and regulations may limit our ability to offer education programs and award degrees. If one of our institutions were to fail to comply with such requirements, the institution could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education. If one of our institutions were to fail to comply with state requirements to obtain licensure or authorization, it could also be subject to injunctive actions or penalties. We cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s rules may be modified, interpreted, and enforced, our institutions’ ability to comply with SARA’s requirements and retain eligibility, or the impact that failure to meet the SARA requirements may have on our business.

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

In addition, also as more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, ED must in some cases provisionally certify an institution, which imposes additional conditions on the institution’s receipt of Title IV funds. For example, APUS and RU are currently provisionally certified with ED. As more fully described in the Risk Factor that begins “RU is currently on provisional certification with ED...” below, the PPPA, entered into by RU and ED in connection with the Rasmussen Acquisition continues restrictions that ED imposed as a result of RU’s March 2019 change in ownership, including an enrollment cap on students who participate in Title IV.

In June 2020, APUS timely applied for recertification to participate in Title IV programs. ED subsequently notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023 because APUS was subject to an open program review at the time of renewal. That program review was closed in January 2021 with no findings, penalties, or further action required. APUS applied for recertification on March 23, 2023. APUS’s recertification application is still pending and APUS remains on provisional certification. In June 2021, HCN timely applied for certification to participate in Title IV programs. ED subsequently notified HCN that it had been granted provisional certification for all Title IV programs until September 30, 2023. As described in the PPPA, ED granted approval on a provisional basis because HCN was subject to an open program review at the time of certification. As described in “Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews,” in July 2022, HCN received a final program review determination from ED, and in September 2022, ED notified HCN that it had closed the program review and no further action was required though the provisional designation remained. In June 2023, HCN again timely applied for recertification. ED subsequently notified HCN that it had been granted non-provisional participation in all Title IV programs effective August 15, 2023 and expiring June 30, 2026.

Our institutions’ failure to meet financial responsibility standards may result in additional regulatory requirements that may negatively impact cash flow or the loss of eligibility by one of our institutions to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED, and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight of its participation in Title IV programs. As described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, ED’s annual evaluations for compliance with financial responsibility standards include a composite score calculation based on line items from an institution’s audited financial statements. Generally, an institution’s composite score must be at 1.5 or above for the institution to be deemed financially responsible. Under certain circumstances, institutions with a composite score less than 1.5 may be able to establish financial responsibility on an alternative basis by complying with various conditions. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone”, and the “zone alternative” permits institutions to demonstrate financial responsibility by meeting specific monitoring requirements. For purposes of evaluating the financial responsibility of our institutions, including the composite score calculation, we supply consolidated financial statements to ED because ED does not review each of our institution’s financial statements separately. Failure to meet ED’s financial responsibility standards or being subject to zone alternative requirements could adversely affect our results of operations and our operations.

As described more fully in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, on March 4, 2024, ED notified us that according to its calculations, we had a 2022 consolidated composite score of 1.1 and our institutions were therefore in the “zone.” Although we disagree with ED’s calculation and conclusion and plan to submit a rebuttal to ED, ED may not agree with our position. If ED does not agree with our position, we intend to comply with the zone alternative requirements, under which we would be required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institution’s accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institution’s current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. A determination that we are in the zone could also result in additional adverse regulatory and accreditor requirements and actions, including with respect to SARA eligibility. If the respective SARA portal agency for APUS, RU, or HCN were not to renew the institution’s approval due to a low composite score, we would need to obtain approval or exemptions in states in which the affected institution offers distance education programs or discontinue the affected institution’s offerings to students in such states. In addition, some states have adopted financial standards that are similar to ED’s composite score, which means an affected institution may be unable to obtain licensure in that state if it were to lose SARA participation. And, because composite scores are viewed as a measure of financial responsibility, other regulators or accreditors could more generally consider a composite score that is in “zone” negatively, which could have an impact on their interactions with us and what they permit us to do.

An obligation to post a letter of credit, or to accept other conditions, such as a change in our system of Title IV payment from ED for purposes of disbursement, as a result of not meeting financial responsibility standards, could increase our costs of regulatory compliance, or affect our cash flow. As discussed in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, prior to its acquisition by us, RU’s financial ratios failed to meet ED’s standards of financial responsibility. In May 2021, RU posted a letter of credit with ED totaling $23.1 million, which represents 10% of the Title IV program funds received by RU during its most recently completed fiscal year as of that time. Additionally, RU is required to make Title IV disbursements to eligible students and parents under HCM1 and provide monthly and bi-weekly financial and enrollment reporting to ED.

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

ED recently released a final rule modifying and expanding the current financial responsibility, administrative capability, and certification regulations, which takes effect July 1, 2024. Under the modified regulations, institutions will be required to meet additional financial responsibility criteria and must report certain “financial responsibility” events to ED. Such financial responsibility events include certain mandatory and discretionary triggers that capture financial circumstances that may not be reflected in an institution’s financial statements, including instances where an institution faces a potential loss of Title IV funding. Under the new rule, if ED determines that an institution has 90/10 Rule violations, high borrower default rates, or certain pending legal and administrative actions, it will require the institution to post “financial protection”. ED may also require the institution to post financial protection if it determines that certain discretionary triggers may have an adverse effect on the financial condition of the institution, such as pending accrediting agency or government agency actions, high annual dropout rates, or pending borrower defense claims. If ED requires financial protection as a result of more than one mandatory or discretionary trigger, ED will require separate financial protection for each individual trigger. In addition to financial protection, ED may require institutions that fail to meet these financial responsibility criteria to participate in Title IV programs under a provisional certification. ED may also impose additional requirements on the institution’s participation in Title IV programs, such as restrictions on enrollment, addition of new programs, or acquisitions.

If one of our institutions is found not to have satisfied ED’s financial responsibility requirements, it could be limited in its access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, and results of operations. If we, as the parent company of an eligible institution, are found not to have satisfied ED’s financial responsibility measures, all of our institutions could be limited in their access to, or lose, Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenue, results of operations, and financial position. For more on the financial responsibility requirements, please refer to “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs”.

A failure to demonstrate “administrative capability” may result in the loss of eligibility to participate in Title IV programs.

ED’s regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs and the sanctions ED may impose if an institution fails to satisfy any of those criteria. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV program funds, timely submission of accurate reports to ED, referring to ED OIG credible information that a student or employees with Title IV responsibilities may have engaged in fraud or illegal conduct in connection with Title IV program administration, and various other procedural matters. ED may find that an institution has failed the administrative capability requirements if the institution does not provide adequate financial aid counseling or career services, has been subject to a negative action by a state or federal agency, court, or accreditor, fails to verify high school diplomas, or does not timely place students in geographically accessible clinical or externship opportunities. If an institution fails to satisfy any of the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer the institution from the “advance” system of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” method of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs, which would adversely affect our enrollment, revenue, results of operations, and financial condition. For more on the financial responsibility provisions of the Borrower Defense Regulations, please refer to “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Administrative Capability”.

ED rules related to BDTR claims may create significant liability that could have an adverse effect on our business and results of operations.

Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan under the Direct Loan Program, or a Direct Loan. As more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Borrower Defenses”, ED may initiate a proceeding to collect from an institution the amount of relief resulting from a borrower defense brought by an individual borrower. If ED determines that borrowers of Direct Loans (or Direct Consolidation Loans made after July 1, 2023) who attended our institutions have a defense to repayment of their Direct Loans, we could be subject to repayment liability to ED that could have a material adverse effect on our financial condition, results of operations, and cash flows. However, the July 1, 2023 effective date of the 2022 Borrower Defense Regulations is currently enjoined nationwide by court order, so we cannot predict whether the final regulations will result in regulatory changes that would harm our business.

As a result of the 2022 Borrower Defense Regulations injunction, ED announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense Regulations unless and until the effective date is reinstated, it will continue to adjudicate borrower defense applications under the 2016 Borrower Regulations and 2019 Borrower Defense Regulations if required pursuant to a court ordered settlement. In 2022, ED joined a class settlement agreement that would result in a blanket grant of automatic, presumptive relief for all BDTR applications filed by students at certain institutions through June 22, 2022, but our institutions were not included in the blanket grant of relief. The class settlement agreement would also provide certain expedited review of borrower defense claims related to institutions excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval. Borrowers had to have submitted an application by November 15, 2022 in order to receive expedited review.

In December 2023, RU received from ED 338 BDTR claims, all of which were dated between June 23, 2022 and November 15, 2022, for students attending RU between 2000 and 2022, seeking in the aggregate a discharge of approximately $6.1 million in loans. In December 2023, HCN received from ED 77 BDTR claims, all of which were dated between June 23, 2022 and November 15, 2022, for students attending HCN between 2007 and 2022, seeking in the aggregate a discharge of approximately $1.4 million in loans. RU and HCN dispute the validity of these claims and have filed responses to them with ED. We are unable to predict whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from RU and/or HCN. However, if in the future our institutions are subject to ED recoupment actions, our business, reputation, enrollments, and financial condition may be adversely impacted. While we have not received any claims with respect to APUS at this time, we believe is it reasonably likely that we will receive claims in the future. BDTR regulations, among other issues, are more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Borrower Defenses”.

The postsecondary education regulatory environment has changed and may change in the future as a result of U.S. federal elections.

Changes in Presidential administrations and control of Congress as a result of the outcome of elections or other events could result in changes in or new legislation, appropriations, regulations, standards, policies and enforcement actions that could materially affect our business, including material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under student financial assistance programs, and cost of doing business. For example, as a result of the 2020 U.S. federal elections, Democrats, who tend to support more regulation of and restrictions on for-profit institutions, gained control of the executive branch and both houses of Congress, and as a result of the 2022 U.S. federal midterm elections, Democrats retained control of the Senate and lost control of the House of Representatives. The Biden administration and 2020 Congress have acted and may continue to act to change or eliminate education-related legislation and ED regulations, and to enact new legislation, such as legislation to reauthorize the HEA, and ED has initiated and could initiate new rulemaking processes to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. For example, ARPA, which modifies the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10 percent of its revenue from sources other than “federal education assistance funds”, was enacted in 2021, and ED has issued final regulations to address the 90/10 Rule and other topics. ED also issued final regulations to address BDTR, public service student loan forgiveness programs, mandatory pre-dispute arbitration, and prohibition of class-action lawsuits, among other issues. We cannot predict the extent to which the Biden administration and Congress, or any future administration or Congress, will act to change or eliminate or to implement new laws, regulations, standards, policies, and practices, nor can we predict the form that new laws, regulations, standards, policies, or practices may take or the extent to which those regulations, practices or policies may impact us or our institutions.

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

As described more fully under “Regulatory Environment – Student Financing Sources and Related Regulations/ Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Student Loan Defaults” and “ –
Cohort Default Rate”, if the cohort default rate for any year exceeds 40% in any single year, or exceeds 30% for three consecutive years, an institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate.

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

As discussed in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education”, ED recently issued and subsequently retracted guidance that would have significantly expanded the types of activities and functions that constitute third-party servicer activities for Title IV purposes and stated ED’s position that an institution may not contract with a third-party servicer for Title IV purposes if the servicer (or its subcontractors) is located outside the U.S. or is owned or operated by an individual who is not a U.S. citizen or national or a lawful U.S. permanent resident. In a November 2023 press release, ED indicated that it intends to issue updated guidance in early 2024. with an effective date at least six months after its publication. Once final guidance is published, our institutions must assess their arrangements with third parties to determine whether a vendor must now be treated as a third-party servicer based on the guidance, and such assessment may lead to a need to modify or end existing contracts and establish new contracts. Any transition by our institutions to or from a third-party servicer for any services as a result of the new guidance could be costly and present other risks related to the transition, which could have a material adverse effect on our financial condition and results of operations.

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

As more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Regulation of Title IV Financial Aid Programs – Substantial Misrepresentation”, ED may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation regarding the nature of its education program, its financial charges, or the employability of its graduates. If administrative actions or litigation claiming substantial misrepresentation were brought against our institutions, we could incur legal costs related to their investigation and defense, which could materially and adversely impact our financial condition.

Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.

Our institutions make certain course content available to students through personal computers, mobile devices, and other technological devices. The curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. We also communicate to both the general public and our enrolled students through our websites, which also triggers accessibility requirements under federal law. Federal agencies, including ED and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities, including via specific technical standards. For example, as discussed further in “Regulatory Environment – Department of Education – Regulation of Title IV Financial Aid Programs – Accessibility for Students and Disabilities”, ED’s Office for Civil Rights, or OCR, has in recent years taken enforcement action against higher education institutions in connection with the inaccessibility of their websites and online learning management platforms to persons with a disability. In 2022, OCR initiated a random compliance review of APUS’s learning management system and courses. At this time, we cannot predict the outcome of the compliance review or when it will be completed, whether there will be any adverse findings in the resulting compliance review, or whether OCR will place any liability or other limitations on APUS as a result of the compliance review.

As a result of such enforcement action or as a result of new laws and regulations that require greater accessibility or accessibility in accordance with specific technical standards, our institutions may have to modify their online classrooms and other uses of technology to satisfy applicable requirements, which could require substantial financial investment. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as the class action complaint APUS received in July 2020 regarding its website accessibility that settled in September 2020, and defending against such actions may require our institutions to incur costs to modify their online classrooms and other uses of technology and costs of litigation.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate enforcement actions or litigation against us, any of which could disrupt our institutions’ operations and adversely affect their performance.

Our institutions are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of noncompliance, enforcement proceedings, and lawsuits by government agencies, regulatory agencies, students, employees, and third parties, including claims brought by third parties on behalf of the federal government. For example, ED regularly conducts program reviews of educational institutions that are participating in Title IV programs and ED OIG regularly conducts audits and investigations of such institutions. ED finalized a Title IV program review of RU in July 2023 and APUS is currently subject to an ongoing Title IV program review.

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

In July 2022, HCN received from ED the final program review determination from a review that had been pending since June 2017, and in September 2022 ED notified HCN that it had closed the program review, and no further action was required. The review included findings of a failure to prorate fees, return of Title IV funds calculations that were not properly computed, untimely and inaccurate reporting to the National Student Loan Data System, incomplete verification, and cost of attendance formulation deficiencies. HCN was required to do a full file review in connection with the return of Title IV funds finding, to have the review tested by an independent auditor, and to prepare policies and procedures and take other actions in connection with the findings. Total liabilities were approximately $12,000. HCN notified all students and/or borrowers in writing regarding payments made on their behalf. HCN timely submitted the total payment to ED and in accordance with instructions provided.

In addition, the FTC has investigated and, in some cases, brought lawsuits against for-profit institutions alleging that the institutions engaged in deceptive trade practices, and the Consumer Financial Protection Bureau has sued for-profit institutions for engaging in allegedly illegal predatory lending practices. In October 2021, in what it termed a broad-based initiative to deter for-profit college fraud, the FTC issued informational notices to 70 for-profit higher education institutions, including APUS and RU, informing them of certain marketing practices the FTC had previously determined to be deceptive or unfair and therefore unlawful under the FTC Act and thereby documenting that the institutions have knowledge that the FTC has found these marketing practices to be unfair or deceptive. APUS and RU were not specifically accused of wrongdoing. The FTC announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Federal Student Aid and the Department of Veterans Affairs. Also in October 2021, ED announced that it had restored an Office of Enforcement within ED’s Office of Federal Student Aid to strengthen oversight of and enforcement actions against postsecondary institutions that participate in federal student loan, grant, and work-study programs. Any civil penalties or enforcement actions could have a material and adverse effect on our financial condition and results of operations.

If the results of compliance reviews or other proceedings are unfavorable to our institutions, or if they are unable to defend successfully against lawsuits or claims, our institutions may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions, or other penalties, including the requirement to make refunds. Even if our institutions adequately address issues raised by a compliance review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us or one of our institutions may result in reputational damage, even if such claims and lawsuits are without merit, which could materially adversely affect our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our institutions, which may materially adversely affect our ability to operate.

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

Regulatory investigations and civil litigation brought against other for-profit education institutions have attracted adverse media and social media coverage, have been the subject of federal and state legislative hearings, and have in some cases resulted in legislation or rulemaking. In some cases, institutions have ceased operations, including while under multiple government investigations. Broader allegations against the overall for-profit school sector have negatively affected public perceptions of for-profit education institutions, including our institutions, and this trend could continue or broaden. In addition, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress, and governmental agencies have led to adverse media and social media coverage of postsecondary and for-profit education. Adverse media or social media coverage regarding others in our industry, or regarding us or our institutions directly, could damage our reputation, could result in lower enrollments at our institutions, lower revenue, and increased expenses, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, state attorneys general, or other governmental authorities with respect to all for-profit institutions, including us and our institutions. For these reasons or others, not-for-profit or public education institutions may act to differentiate themselves from the for-profit education institutions, including by choosing not to enter into collaborations with for-profit institutions, including us, or by excluding for-profit institutions from membership in industry groups. Similarly, some corporations have chosen and may in the future choose not to collaborate with for-profit providers such as us for programs for their employees or for other training purposes.

If we undergo a change in ownership or control, ED will place our institutions on provisional certification if they are not already on provisional status, and the terms of that provisional certification could limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, our revenue, and results of operations.

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

In July 2021, ED notified RU that in connection with its March 2019 change in ownership that preceded our acquisition of RU, ED imposed certain temporary growth restrictions on RU, including limitations on new programs and locations and a cap on enrollments by students that participate in Title IV programs. Additionally, ED required RU to submit periodic financial and enrollment reports, a requirement that it had imposed on RU in connection with a financial responsibility letter of credit previously imposed on RU. In connection with the Rasmussen Acquisition, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership and, effective October 2021, ED and RU entered into a TPPPA that allowed RU to continue disbursing Title IV funds while ED reviewed the change in ownership application. The TPPPA continued the growth restrictions imposed as a result of the previous change in ownership, with certain qualifications more fully described in “Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “Student Financing Sources and Related Regulations/Requirements”.

In August 2023, ED notified RU that it had approved RU’s continued participation in the Title IV programs under APEI ownership. In the PPPA that RU executed in connection with the approval, ED continues to impose certain growth restrictions on RU that were included in the TPPPA, including limitations on new programs and locations and an enrollment cap on the number of students that participate in Title IV programs. ED also continues to require RU to submit periodic financial and Title IV enrollment reports. The PPPA also imposes new reporting requirements related to accrediting agency actions, government actions, class actions and student complaints. The PPPA specifies that after ED reviews and accepts financial statements and compliance audits for one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek removal of the enrollment cap and approval for new programs that replace current programs. The PPPA also specifies that at least until after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under our ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. For the second and third fiscal years, RU is also subject to enrollment growth limitations, after which RU can request that ED release RU from further enrollment restrictions. The PPPA no longer requires RU to post the financial responsibility letter of credit that ED had imposed based on the 2019 change in ownership and control of RU, although this letter of credit has not yet been released. We believe we have met all obligations for the release of the letter of credit.

These growth restrictions could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students.

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

Title IV programs are made available pursuant to the provisions of the HEA. The HEA must be periodically reauthorized by Congress and each Title IV program must be funded through appropriations acts on an annual basis. The most recent comprehensive reauthorization occurred in 2008 when Congress reauthorized most HEA programs through the 2014 federal fiscal year. The reauthorization has been temporarily extended in the years that have followed. Congress previously considered comprehensive legislation to reauthorize the HEA, including proposals from Republicans and Democrats, referred to as the Student Aid Improvement Act and the College Affordability Act, respectively, and Congress could consider such legislation again in the future We cannot predict whether, in what form, or when, HEA reauthorization legislation will be enacted. Modifications to the HEA could occur as part of reauthorization, which could require us to modify our business practices and increase administrative costs, thereby negatively impacting our results of operations.

Future Congressional action, including in reauthorizations or appropriations acts, may result in legislative changes that could adversely affect the ability of our institutions to participate in Title IV programs, TA, and the availability of such funding sources for our students. Members of Congress may propose legislation to alter or modify the terms under which our institutions participate in the federal student financial aid programs. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our institutions or students to participate in these programs could materially harm our institutions’ business. A reduction in government funding levels could lead to lower enrollments at our institutions and require our institutions to arrange for alternative sources of financial aid for their students. Lower student enrollments at our institutions or their students’ inability to arrange alternative sources of funding could adversely affect our financial condition. Congressional action may also require our institutions to modify their practices in ways that could result in increased administrative and regulatory expenses.

We are not in a position to predict the extent to which, or whether, Congress may focus on for-profit education institutions or whether any particular legislation that could adversely affect the for-profit education sector will be passed by Congress or signed into law in the future, but Democrats, who tend to support more regulation of and restrictions on for-profit institutions, currently control the executive branch of the U.S. government. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institutions and adversely affect our revenue and results of operations.

Failure to comply with the various federal and state laws and regulations governing HCN’s extended payment plan option could subject us to fines, penalties, obligations to discharge loans and other injunctive requirements.

HCN offers an extended payment plan option designed to assist students with educational costs, including tuition and fees. The extended payment plan is subject to various federal and state laws and regulations, as discussed in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Additional Sources of Student Payments”. If we do not comply with these laws and regulations, we could be subject to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, either of which could have a material adverse effect on our business, financial condition, results of operations, and cashflows, and result in the imposition of significant restrictions on us and our ability to operate.

Risks Related to Our Business

Our student registrations, revenue, and cash flow have been adversely impacted and we could continue to experience adverse impacts as a result of the Army’s transition to new systems for soldiers to request TA.

APUS relies on the ability of the Army, and the other branches of the Armed Forces, to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army in 2021 transitioned from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, for soldiers to use to request TA. This transition was beset with delays and disruptions to the Army’s TA programs. In connection with the transition, we experienced challenges related to system performance, process changes and third-party software defects, and there was an adverse impact on registrations and revenue, profits, and cash flow in the second and third quarters of 2021. Due to the transition, ArmyIgnitED does not currently reflect all courses previously taken by soldiers at APUS in the relevant period or all amounts due to APUS. Our efforts to work with the Army to resolve these discrepancies continue but may be unsuccessful. We could incur bad debt expense if the Army does not recognize and process payments for all courses taken by soldiers during this period, or if soldiers do not otherwise pay the tuition for courses not reimbursed through Army TA.

In August 2022, the Army transitioned from the initial version of ArmyIgnitED to an upgraded ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses would be required to be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices for a portion of 2022, which impacted our ability to collect on our accounts receivable and caused our accounts receivable to increase. Furthermore, some payments from the Army that were expected in 2021 and 2022 were delayed into 2023, which, together with recent modifications to the 90/10 Rule and enrollment growth among service members as compared to declining enrollments from students who use non-federal educational assistance funds, caused the “90%” side of the ratio to increase for 2023 at APUS. The impact of the delayed receipt of funds and APUS’s change in billing process are discussed in further detail in the Risk Factor that begins “If one or more of our institutions does not comply with the 90/10 Rule…”. There can be no assurance that our continued efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable, bad debt, and cash flow will be successful or that ArmyIgnitED 2.0 will work as expected.

Difficulties associated with the transition to ArmyIgnitED or any further upgrade or transition to a new service provider, including the related data migration, could cause further disruption to soldiers’ ability to seek and obtain TA and to the Army’s processing of invoices and payments to APUS. We could experience similar challenges with any other system transitions undertaken by other branches of the DoD or the government. For example, VA has announced multi-year plans to upgrade systems used for veteran education benefits, and we have no assurance that upgrades will not disrupt veteran access to those benefits and our ability to collect on related accounts receivable. The inability of soldiers to participate in TA programs, or of veterans to access VA education benefit programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition.

Economic and market conditions in the U.S. and abroad and changes in interest rates could affect our enrollments, success with placement and persistence and cohort default rates.

Our business has been and may in the future be adversely affected by a general economic slowdown, recession, or other adverse economic developments in the U.S. or abroad, including rising interest rates and inflation. Our institutions derive a significant portion of their revenue from Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not government subsidized. Historically low interest rates have created a favorable borrowing environment for students. However, our students may have to pay higher interest rates on their Title IV program loans and private loans as a result of recent interest rate increases. Any increases in applicable interest rates could result in a corresponding increase in educational costs to our existing and prospective students, which could result in a reduction in our enrollment. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some Title IV programs, which could adversely impact our operations and financial condition. In addition, inflation has resulted and, in the future, could result in increased costs of labor and materials, which could adversely impact our operations and financial condition.

Adverse economic developments, such as those that resulted from the COVID-19 pandemic, that affect the U.S. could also result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, could result in declines in our success with placements and persistence. In addition, adverse economic developments could adversely affect the ability or willingness of our former students to repay student loans, which could increase our institutions’ student loan cohort default rates and require increased time, attention, and resources to manage these defaults. Our institutions’ students are able to borrow Title IV loans in excess of their tuition and fees. The excess is received by such students as a credit balance refund. However, if a student withdraws, our institutions must return any unearned Title IV funds (which may include a portion of the credit balance refund) and must seek to collect from the student any resulting amounts owed to the institution. A protracted economic slowdown could negatively impact such students’ abilities to satisfy debts to the institution, including debts that result from returns of unearned Title IV amounts. As a result, the amount of Title IV funds we would have to return without repayment from our institutions’ students could increase, and our financial results could suffer.

Our business could be harmed if our institutions experience a disruption in their ability to process Title IV financial aid.

We collected a substantial portion of our fiscal year 2023 consolidated revenue from receipt of Title IV financial aid program funds. Any processing disruptions by ED, by our institutions, or by third-party service providers may impact the ability of our institutions’ students to obtain Title IV financial aid on a timely basis. If our institutions experience a disruption in their ability to process Title IV financial aid, either because of administrative challenges on their part or the part of their vendors, or the inability of ED to process Title IV funds on a timely basis, it could have a material adverse effect on our institutions’ business and on our financial condition, results of operations, and cash flows. If our institutions experience a disruption in their ability to process Title IV financial aid because of administrative challenges on their part or the part of their vendors, ED could require that our institutions become subject to payment methods for Title IV programs that are not the advance payment system, which could have a material adverse effect on our institutions’ cash flows.

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
•unrealistic expectations for the benefits of the acquisitions or underestimation of the difficulties and costs of integration and impact on cash flow;
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
•increased costs of strategic transactions as a result of recent inflation and higher interest rates;
•adverse tax or accounting impact; and
•unidentified issues not discovered in the due diligence process, including legal and regulatory contingencies.

Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. Further, many acquisitions result in the acquirer recording goodwill. If any acquisitions for which we record goodwill are not successful or experience challenges, that goodwill may become impaired and have an adverse impact on our results of operations. For example, we recorded a non-cash charges of $146.9 million and $64.0 million, and to reflect the corresponding tax impact of $36.0 million and $15.8 million, during the fiscal years ended December 31, 2022 and 2023, respectively, to reduce the carrying value of RU goodwill and intangible assets as a result of determining that the fair value of RU was less than its carrying value.

In June 2023, we completed a qualitative assessment of RU and HCN Segment goodwill to determine if an interim goodwill impairment testing was necessary. We concluded it was more likely than not the fair value of the RU Segment was less than its carrying amount resulting from RU’s underperformance when compared to 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and our market value. As a result, we completed a quantitative impairment test related to the valuation of its RU Segment goodwill during the second quarter of 2023. Given the current competitive and regulatory environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment tests will prove to be accurate predictions of the future.

The Rasmussen Acquisition was, and our acquisition of any other educational institution would also likely be, considered a change in ownership and control of the acquired institution under applicable regulatory standards. For the Rasmussen Acquisition, we needed, and for any such acquisition, we would need approval from ED, and we would need to notify or obtain approval from applicable state agencies and accrediting agencies, and possibly other regulatory bodies, to the extent those agencies or bodies require such actions. A number of these approvals can only be requested after completion of an acquisition. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are not successful in completing acquisitions, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could result in dilutive issuances of securities or could require use of substantial portions of our available cash, or issuances of debt or equity, as in connection with the Rasmussen Acquisition, which could adversely affect our financial condition.

We have not yet been able to fully achieve the anticipated benefits of the Rasmussen Acquisition, as evidenced by the reduction in carrying value of goodwill and intangible assets discussed above and may not be able to achieve the anticipated benefits of any future acquisition, including cost savings and other synergies and growth opportunities, during the anticipated time frame, or at all. For example, events outside our control, such as changes in regulation and laws and economic trends, could adversely affect our ability to realize the expected benefits. A continued inability to realize the full extent of the anticipated benefits of the Rasmussen Acquisition or an inability to realize in full anticipated benefits of any future acquisition could have an adverse effect on our revenue, results of operations, and level of expenses, which may adversely affect the value of our common stock.

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

We rely on third-party vendors to provide certain services to our institutions and their students primarily related to information technology services, our learning management system, and financial aid processing, and expect to rely more heavily on such vendors, particularly through cloud computing services, in the future. For example, in December 2023, we entered into an agreement to outsource certain of our information technology operations to a managed service provider, including service desk, end user support, network support, and other information technology managed service operations. While we monitor and assess vendor service, it is possible that the quality of service and the timeliness of vendor responses may be less than the service and responsiveness that we or our institutions would provide. Using third-party vendors increases compliance risk that the vendors may not adequately protect personal information, or that they may not comply with applicable federal or state regulations.

Further, transitioning from vendors or from in-house processes to new providers or from third-party providers to in-house processes or vice versa, such as the transition of RU marketing from Collegis to our in-house centralized marketing team and the transition of information technology and related services previously outsourced to Collegis to our control and management or to cloud services or third-party vendors, involves inherent risks, including the risk of significant disruption of integral processes or the decrease in quality of service as compared to the prior provider. In the event third-party vendors fail to provide services, lack adequate business continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected.

There can be no guarantee that our business will generate sufficient cash flow from operations or that future capital or borrowings will be available to us in an amount sufficient to enable us to fund our other liquidity needs.

Although we believe our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt and interest obligations, and planned capital expenditures for the next 12 months and the foreseeable future, our future capital requirements, and our ability to generate sufficient cash to fund our future operations will depend on a number of factors. Our business may not generate sufficient cash flow from operations, and future capital or borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness, pay dividends on our Series A Senior Preferred Stock when due, or fund our other liquidity needs. Failure to achieve business performance consistent with our expectations, to reverse the decline in enrollments at RU, including as a result of regulatory action, or any government shutdown could adversely impact our cash flows and results of operations. In addition, our efforts to comply with the 90/10 Rule, including APUS’s change to its billing approach to delay invoicing for TA, could lead us to reduce enrollments, require us to make expenditures, or result in other outcomes that would reduce our existing cash available for operations.

We have incurred substantial indebtedness under our credit agreement, the cost of servicing that debt could adversely affect our business and financial results, and we may not be able in the future to service that debt.

Our ability to make scheduled payments on or to refinance our obligations under the credit agreement will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. The indebtedness we incurred in connection with the Rasmussen Acquisition requires us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. There can be no assurance that our business will generate sufficient cash flow from operations to service our indebtedness. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on terms favorable to us or commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our business and financial condition would be materially harmed. For more information, see the Risk Factor that begins with the caption “If one or more of our institutions does not comply...”

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

In addition, holders of our Series A Senior Preferred Stock have certain consent rights that limit our ability to obtain debt or preferred stock financing or take certain other corporate actions. Without the consent of at least 60% of the then outstanding shares of Series A Senior Preferred Stock, with certain exceptions, we may not, among other things, (i) incur any indebtedness if such incurrence would cause our Total Net Leverage Ratio (as defined in the purchase agreement for the Series A Senior Preferred Stock) to exceed 0.75 to 1:00, (ii) issue any capital stock senior to or pari passu with the Series A Senior Preferred Stock, (iii) declare or pay any cash dividends on our common stock, or (iv) repurchase more than an aggregate of $30 million of our common stock. Such consent rights may limit our financial and operational flexibility, which could have a material adverse effect on our business or liquidity.

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

We may need additional capital in the future for various reasons, including to finance business acquisitions, as we did with the Rasmussen Acquisition or to assist APUS in addressing 90/10 Rule compliance, or investments in technology or to achieve growth or fund other business initiatives. There is no assurance that capital will be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise capital may have rights, preferences, or privileges senior to those of existing stockholders, such as our Series A Senior Preferred Stock stockholders have compared to the rights of our common stockholders. If adequate capital is not available or is not available on acceptable terms, our and our institutions’ ability to expand, develop or enhance services or products, or respond to competitive pressures, will be limited.

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

In recent years, we have experienced increases in bad debt in each of our reportable segments. There is no assurance that we will be able to limit our exposure to bad debt or that steps we take to limit bad debt will be effective. Bad debt increases at our institutions could have a material adverse effect on our financial condition, cash flows, and results of operations.

If our institutions fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institutions may lose the ability to participate in Title IV programs or DoD TA programs or have participation in these programs conditioned or limited.

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

ED requires institutions that participate in Title IV programs to refer to ED OIG credible information about fraud or other illegal conduct involving Title IV programs, and in the past our institutions have referred to the OIG information with respect to potential fraud by applicants and students. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, ED may find that our institutions do not satisfy ED’s administrative capability requirements, which could have the adverse effects described in the Risk Factor captioned “A failure to demonstrate “administrative capability” may result in the loss of eligibility to participate in Title IV programs”. In addition, our institutions’ ability to participate in Title IV programs and TA is conditioned on maintaining accreditation by an accrediting agency that is recognized by ED. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs, like APUS’s programs, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs, TA, or both.

If we are unable to attract, retain, and develop skilled personnel and management, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

We must attract, retain, and develop diverse and highly qualified faculty, management, administrators, and other skilled personnel to our institutions. We need to ensure effective succession for key executive and employee roles in order to meet the growth, development, and profitability goals of our business. Hiring competition is intense, especially for faculty in specialized areas and qualified executives, and in areas such as information technology and finance. We also believe that current job market dynamics, including low unemployment, have further increased the challenge of hiring and employee retention.

There continues to be a shortage in access to nursing faculty, which may impact our ability to recruit and retain qualified nursing faculty at both RU and HCN. If we are unable to keep faculty to student ratios at satisfactory levels, we may implement certain initiatives, including, without limitation, increasing admissions standards and capping the number of students that can be accepted to the programs, in order to concentrate on student satisfaction and success and focus on improving NCLEX scores. These measures could have an adverse impact on enrollment.

We strive to retain our talent and closely track retention among our employees, both staff and faculty. In 2023, we had full-time employee turnover of approximately 19%, of which 73% was voluntary and 27% was involuntary. In 2022 we had full-time employee turnover of 28%, of which, 70% was voluntary and 30% was involuntary.

Any failure to develop and maintain a positive culture and strong employee morale or to continue fostering the growth and development of our personnel, including through the use of staff performance evaluation systems and processes, could have a material adverse effect on our business and results of operations. In addition, to the extent our leaders behave in a manner that is not consistent with our values, such as leading with integrity, we could experience significant impact to our brand and reputation, as well as to our culture. Hiring and retention may also depend on our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive. We are investing resources into supporting the development of our leaders and our network of inclusion and equity focused councils and committees.

We must manage leadership development and succession planning throughout our business. We have had a number of other executive officers retire or otherwise depart our Company over the last several years and we continually evaluate our leadership structure. While we have employment agreements with our Chief Executive Officer and our Chief Financial Officer, we do not have employment agreements with other executives or personnel, and the employment agreements that we do have do not prevent our executives from voluntarily ceasing to work for us. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the transfer of critical knowledge. Management turnover and vacancies may negatively impact operations, morale, and our ability to execute. While we have processes in place for management transition and the transfer of knowledge, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel, or transfer knowledge, could significantly impact our business and results of operations. For example, during 2022, we had unexpected leadership departures at RU that we believe contributed to declines in enrollment at RU in 2022 and that had a negative impact on the first half of 2023 and overall fiscal 2023 results of operations.

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

In the third quarter of 2023 we completed a reduction in force that resulted in the termination of 74 employees and the elimination of 57 open positions across a variety of roles and departments. The reduction in force is expected to result in pre-tax labor and benefit savings of approximately $15.5 million on an annualized basis. The headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions. We continue to examine our cost structure for additional opportunities. There can be no assurance that we will be successful or recognize the benefits we anticipate from our cost savings efforts.

Furthermore, some of the anticipated savings may be offset by increases to wages and salaries and benefits necessary to remain competitive, or by additional hiring if we determine it is necessary. Reductions in force may also result in increased costs, as opposed to cost savings, including due to associated legal risks, and could distract management and employees. Headcount reductions, including together with previous headcount reductions, could also adversely affect employee morale and make it more difficult to hire and retain qualified personnel.

We have limited experience in making investments in other entities, and any such investments may not result in strategic benefits for our business or could expose us to other risks.

From time to time we may pursue strategic investments in or partnerships or joint ventures with other schools, service providers, education technology-related companies, and other types of entities. These types of investments involve significant challenges and risks, including that the investment does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management’s attention is diverted from our core business, and expose us to the operating and financial risks of the entities in which we invest. We may not have the ability to control the policies, management, or affairs of entities in which we do not have sole control, which could negatively affect our ability to realize the strategic benefits of those investments. We may not realize strategic benefits from investments and as a result may be required to, and in the past have been required to, reduce the carrying value of investments. If we wish to dispose of an investment due to failure to realize benefits, underperformance, or otherwise, we may not be able to do so in a timely fashion or may have to sell at less than our carrying value, as we did in 2021 with our interest in an investment, initially invested in 2014, and in 2023 with our interest in an investment, initially invested in 2012, where the investee entered into an agreement to be sold which will result in no sales proceeds. Any of these events could harm our operating results or financial condition.

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

We cannot ensure that any measures we and our institutions take to protect our intellectual property or obtain rights to the intellectual property of others will be adequate, or that we have secured, or will be able to secure, appropriate protections for all of our institutions’ proprietary rights in the U.S. or foreign jurisdictions, or that third parties will not infringe upon or violate the proprietary rights of our institutions. Despite our efforts to protect these rights, third parties may attempt to develop competing programs or copy aspects of our institutions’ curriculum, online resource material, quality management, and other proprietary content. Any such attempt, if successful, could adversely affect our institutions’ business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our institutions’ competitors of competing courses and programs.

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

We rely on dividends, distributions and other payments, advances, and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments and generate all of our operating income through our subsidiaries. As a result, we rely on dividends and other payments or distributions from our operating subsidiaries to meet our obligations, including payments of principal and interest on our debt and dividends on our Series A Senior Preferred Stock, and to fund acquisitions and investments. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to us depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements such as obligations to maintain certain restricted cash or post letters of credit, financial performance, accreditation requirements, agreements entered into by those operating subsidiaries, and the covenants of any future obligations that we or our subsidiaries may incur. For example, due to financial performance, RU and HCN did not pay a dividend and GSUSA did not make a distribution to APEI in 2023. If our operating subsidiaries are unable to pay dividends or make other payments or distributions, and we are instead required to fund their operations, then our business, financial condition, and results of operations could be materially adversely impacted.

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

Risks Related to Our Technology Infrastructure

Our ongoing transition away from Collegis for outsourced RU marketing and information technology functions to a new provider may not be timely, efficient, or cost-effective, or may pose other operational challenges.

RU has historically relied on Collegis for a variety of outsourced marketing services and information technology functions under one contract for marketing services and another for information technology functions. In April 2022, we notified Collegis that we intended to permit the contracts to expire by their terms on September 30, 2024. The marketing services contract was thereafter mutually terminated effective January 31, 2023. We have transitioned the marketing services and are in the midst of transitioning the information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors by September 30, 2024. We expect to conduct the majority of information technology transition and incur most of the associated expenses in 2024. The transition has caused and will in the future cause us to incur additional expense related to transferring assets and services. The complexity and breadth of this insourcing creates inherent risks, including the risk of inefficiencies and significant disruption of typical information technology and business processes as new operations are coming online, a decrease in quality or speed of service as compared to the third-party provider, and unexpected additional expenses.

We need to continue to expend time, money, and resources into our and our institutions’ information technology, which may place a strain on our capacity that could adversely affect our systems, controls, and operating efficiency, and those of our institutions.

We need to invest capital, time, and resources to update our information technology, including our hardware and student-facing systems, in response to competitive pressures in the marketplace and student expectations, including data analytics, artificial intelligence, interactive and immersive user and learning experience technologies such as those that leverage virtual and augmented reality, multi-channel customer engagement, and robotic process automation, to update or replace older systems and infrastructure, and to enhance functionality. We have made investments to integrate the technology systems of RU and GSUSA and will likely have to make similar investments for any other business we may acquire in the future. The nature and age of our current information technology may limit our business opportunities, and our efforts to maintain and improve our information technology systems may not be successful, may cost more than expected, may increase our level of spending, not all of which can be capitalized, may take longer than expected or require us to devote more of our information technology resources than expected, or may otherwise adversely affect our financial condition. As a result, replacing outdated technology, software, or other technology related assets, we have in the past had and may in the future have assets that become impaired. We continually evaluate APUS’s customized student information and services system, PAD, for possible changes and upgrades and anticipate that we will eventually make significant changes to or replace that system, as well. In addition, failure to address poor data quality and integrity as well as a lack of consistency and standardization in defining, collecting, managing, using, and storing data may adversely affect our business and results of operations.

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

The performance and reliability of our and our institutions’ networks and technology infrastructure, including those of third parties’ systems we use or rely on, is critical to our operations and our institutions’ reputation and ability to attract and retain students. Any system error or failure, including as a result of outages and other difficulties that may result from having or relying on outdated systems or infrastructure, or a sudden and significant increase in bandwidth usage, could interrupt our or our institutions’ ability to operate and could result in the unavailability of our online classrooms, preventing students from accessing their courses and adversely affecting our results of operations. In addition, our institutions’ technology infrastructure, and the technology infrastructure of our third-party vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber-attacks, terrorist activities, and telecommunications failures, as well as our own failure to fully develop or test our business continuity and disaster recovery plans.

At APUS, PAD has been predominantly developed in-house, with limited support from outside vendors. To the extent that we have utilized third-party vendors to provide certain software products for our systems, we have generally needed to integrate those products into, and ensure that they function with, PAD. We continuously work on upgrades to modernize the architecture of PAD, and our employees devote substantial time to its development and to the successful integration of third-party products into PAD. To the extent that we face system disruptions, malfunctions or vulnerabilities with PAD or the failure of PAD to meet internal or industry standards, or lose employees with experience on our systems, we may not have the capacity to address such disruptions, malfunctions, vulnerabilities, or failures or to continue to administer or make adequate modifications to PAD with our internal resources, and we may not be able to identify outside contractors with expertise relevant to our custom system.

We rely on third parties for certain information technology capabilities. We use third-party services such as cloud computing and software-as-a-service for certain aspects of our operations and are reliant on the capabilities of vendors for such functions. Vendors may take actions beyond our control that could adversely affect our access to the providers’ services, including discontinuing or limiting our access to their platforms or modifying or interpreting their terms of service or other policies in a manner that impacts our ability to run our business and operations. In addition, there is no assurance that we will be able to renew contracts with vendors that are subject to expiration or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. Any transition of third-party services, whether to another vendor or directly to us or our institutions, could be difficult to implement and cause us to incur significant time and expense. Any significant downtime or other interruption or disruption of these services, whether due to cyber-attacks, other cybersecurity incidents, or other causes, could adversely impact our operations and our business.

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

Cybersecurity incidents could compromise sensitive information, including personal information, and cause system disruptions and significant damage to our business and reputation.

We process and maintain on our network systems certain information that is confidential, proprietary, personal, or otherwise sensitive, including financial and confidential business information. Our computer networks, and the networks of our third-party vendors, may be vulnerable to unauthorized access by computer hackers, phishing, ransomware, computer viruses, denial of service attacks, malicious social engineering and other cyber-attacks or security incidents, including vulnerabilities in software and software code. An individual or group, either internal or external, that circumvents security measures or exploits vulnerabilities could misappropriate confidential, proprietary, or personal information or cause interruptions or malfunctions in operations. In addition, errors in the storage, use, or transmission of confidential, proprietary, personal, or otherwise sensitive information, errors with our network systems, or intentional or unintentional misuse or loss of such information could result in a breach of student or employee privacy. Our network systems and the systems maintained by our third-party providers have been subject to attempts to gain unauthorized access, breaches, and other system disruptions, although to date no such incidents have been material to us, and these and similar incidents could happen again. It may be difficult to anticipate or to detect immediately such incidents, the scope of such incidents and the damage caused thereby, and we may not yet be aware of, or know the scope of and damage caused by, prior incidents. Due to the complexity and interconnectedness of our network systems, and those upon which we rely, the process of upgrading or patching our protective measures could itself create a risk of cybersecurity issues or system disruptions for us, as well as for educational institutions who rely upon, or have exposure to, such network systems. If we or third parties with which we engage for critical business processes or with access to our network systems, or to confidential, proprietary, personal, or otherwise sensitive information experience cyber-attacks or security incidents in the future or we learn of a past incident that we or third parties have experienced, we may be required to expend significant resources to investigate, remediate, recover from, or disclose these incidents or to address resulting regulatory investigations or litigation. Such incidents could result in imposition of penalties, disruption to our operations, damage to our reputation, any of which could have a material adverse effect on our business and financial condition. Our increased use and reliance on cloud computing could expose us to additional risks. While our contractual arrangements with third-party providers such as cloud computing vendors provide for the protection of information, we cannot control these vendors or their systems and cannot guarantee that an incident will not occur in the future.

We use external vendors to perform security assessments on a periodic basis to review and assess our information security. We utilize this information to audit ourselves, monitor the security of our technology infrastructure, and assess whether and how to prioritize the allocation of resources to protect data and systems. However, we cannot ensure that these security assessments and audits will identify or appropriately categorize all relevant risks or result in sufficient protection of our computer networks against cyber-attacks and security incidents. Similarly, although we require our third-party vendors contractually to maintain a level of security that is acceptable to us and work closely with vendors to address potential and actual security concerns and attacks, we cannot ensure that they will protect confidential, proprietary, personal, or otherwise sensitive information on their systems. Incidents at third-party vendors may also affect our network systems. System disruptions and security incidents affecting our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructures and systems of third parties could have an adverse effect on our financial condition. While we may be entitled to damages if our third-party service providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We face an ever-increasing number of threats to our computer networks systems, including unauthorized activity and access, malicious penetration, system viruses, ransomware, phishing, other malicious code and vulnerabilities in software and software code and cyber-attacks, including individual or organized cyber-attacks. Any of these threats could impact our security and disrupt our systems. These risks increase when we make changes to our network systems or implement new ones. Our size makes us a prominent target for hacking and other cyber-attacks within the education industry. From time to time we experience security events and incidents, and these reflect an increasing level of sophistication, organization, and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats and may subsequently be deemed to have been inadequate by regulators or courts. The lack of prescriptive measures in data security and cybersecurity laws could contribute to any such regulator or court findings of inadequacy. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.

Failure to comply with privacy laws or regulations could have an adverse effect on our business.

Various federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of student and consumer data. These laws could be applied in a manner that results in costs, the imposition of fines and operational conditions on our business. For example, if an institution fails to comply with FERPA, ED may require corrective actions by the institution or may terminate an institution’s eligibility to participate in Title IV programs. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. In addition, this area of the law and interpretations of applicable laws and regulations differ and are evolving. State and federal legislatures in the U.S. and countries globally have been enacting and considering new legislation. These evolving laws and interpretations are difficult to predict and could adversely impact our business, including by increasing compliance costs, by for example, restricting use or sharing of consumer data, including for marketing or advertising. The CCPA and related regulations is an example of a U.S. state law that imposes disclosure obligations on businesses for individuals’ personal information and affords those individuals rights relating to their personal information that may affect our ability to use personal information. The CCPA provides for penalties and includes a private right to action for certain data breaches. The CPRA expands the CCPA’s requirements and provides certain rights to consumers to correct personal information and limit its disclosure. Other comprehensive state privacy laws that our institutions may be subject to with varying requirements also came into effect in 2023. In addition, our institutions may be subject to the GDPR, which has extensive requirements relevant to businesses handling personal information about individuals in the EU. These laws’ applicability to us could result in substantial compliance costs or liabilities. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation. Claims of failure to comply with our institutions’ privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our institutions’ reputation and could have an adverse effect on our financial condition. The enactment of additional privacy and data security laws or amendments to existing laws could result in significant costs and require us to change some of our business practices.

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
•adverse rulings or findings by relevant governmental bodies;
•general economic conditions and trends;
•catastrophic events;
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
•the depth and liquidity of the market for our common stock;
•purchases or sales of large blocks of our stock;
•future issuances of common stock or other securities;
•recruitment or departure of key personnel; or
•investment strategies or other actions by those trading in our stock.

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

We may face risks associated with stockholder activism.

Publicly traded companies are subject to campaigns by stockholders advocating corporate actions related to matters such as corporate governance, operational practices, and strategic direction. We have previously been subject to stockholder activity and demands and may be subject to further activity and demands in the future. Such activities could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, and divert the attention of management, any of which could have an adverse effect on our business or the price of our common stock.

Our future results of operations and financial condition may not meet our guidance or expectations.

We provide guidance on our expected results of operations, financial condition, and other measures. Such forecasts are speculative and subject to risks and uncertainties, including those described in this “Risk Factors” section and elsewhere in this Annual Report, and reflect management’s estimates and assumptions as of the date of the guidance, which may turn out to be incorrect. Actual results may vary significantly from our guidance and could fall outside any range of expected outcomes we provide. Failure to successfully implement our plans or the occurrence of events or circumstances expressed or implied in this “Risk Factors” section, and any actions we may take to comply with the extensive regulatory framework applicable to our industry, including the 90/10 Rule, state law and regulations, and accrediting agency requirements, could result in actual results differing materially from our guidance, which could have a material adverse impact on our results of operations, cash flow, financial condition and the trading price of our common stock.

We have historically provided only quarterly guidance but are now providing annual guidance to emphasize our focus on long-term value creation. Annual guidance, while based on outcomes and assumptions that we believe, at the time guidance is given, are reasonable, may to a greater extent than quarterly guidance be unable to reflect the impact of certain actions taken by us, changes in legislation, regulatory actions, or accrediting agency decisions affecting any of our institutions, or other events, and may be less accurate than quarterly guidance.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Our Information Security Efforts

Cybersecurity Risk, Management, and Strategy

The performance, reliability, and security of the networks and technology infrastructure we use or rely on is critical to our operations, our institutions’ reputation, and our ability to attract and retain students. We have developed what we believe to be a robust cybersecurity program that incorporates a process of identifying and managing cybersecurity risks across the enterprise. As part of our cybersecurity risk management process, we identify risk by reviewing the elements within our technology stack and processes, including a full scan and identification process of all APEI’s digital and physical assets within the organization, covering hardware, software, data, and personnel. Assets are documented and assessed for their value, factoring in their significance and potential cost if compromised. We conduct a threat assessment for both internal (e.g., employees, contractors, etc.) and external (e.g., hackers, malware, etc.) cybersecurity threats, and we have established plans and actions to detect unauthorized activities. We engage third-party consultants to perform assessments, including annual penetration testing, and we maintain a risk register. The risk register includes documentation of identified risks, the potential impact and likelihood of occurrence, mitigation efforts and the required enterprise level response. Each of the identified risks is given a risk classification from low to high depending on the probability of occurrence and the severity of impact.

At least annually, we conduct tabletop exercises to simulate various attacks, enhancing our preparedness against potential threats. These tabletop exercises are conducted with the support of third-party cybersecurity experts. We perform continuous monitoring and detection of our systems, networks, and data repositories for suspicious activities by leveraging a third-party that provides 24x7 comprehensive monitoring of activity that is outside the normal patterns for our day-to-day operations. Our information security team works to stay up to date on threat intelligence through partnerships with outside agencies. We accumulate security event data into our security information and event management, or SIEM tool that tracks and monitors events providing a comprehensive view of how to respond to various threats.

We also have an internal information technology audit team that routinely scans the environment and documents our compliance efforts with regulations and standards that govern our business, such as the Sarbanes-Oxley Act, the Payment Card Industry Data Security Standard (PCI-DSS), the Health Insurance Portability and Accountability Act, FERPA, and the Gramm-Leach-Bliley Act Safeguards Rule.

We strive to make sure that the entire company is up to date with their responsibility and understand the importance of their contributions to staying cyber secure through a robust training and education program. Employees and contractors are responsible for taking mandated cyber training on an annual basis. We also run phishing exercises on a routine basis to help ensure employees can recognize and report in appropriate activity and social engineering attempts.

We have a process of continuous improvement by incorporating lessons learned from attempted attacks and feedback from phishing exercises, among other learnings. We also have a third-party risk management process pursuant to which new and existing vendors undergo a structured review of their controls and systems, as well as a periodic review from our security team to help ensure vendors protect our data and systems. We seek to require our third-party vendors contractually to maintain a level of security that is acceptable to us.

We have not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or that we believe are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We maintain specific insurance coverage to mitigate losses associated with certain cybersecurity incidents that impact our or our third parties’ information technology and information systems, but there can be no assurance that coverage would be adequate in relation to any incurred losses.

Our cybersecurity risk management process is a standalone process, but it is integrated with and informs our overall enterprise risk management program.

Cybersecurity Governance

In 2019, APEI established the Information Security Steering Committee, or the Steering Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Chief Information Security Officer, General Counsel, and other members of the legal team, to establish and provide oversight over our cybersecurity program. The Steering Committee meets quarterly and is briefed, among other things, on our cybersecurity program, how we are mitigating risks, any notable events that occurred, and phishing campaign results. In addition, the Steering Committee reviews the program for the proper funding and staffing of the information technology security department as well as alignment of the program with our strategic objectives. The Steering Committee reviews and ratifies security policies and helps ensures the proper controls are in place and being followed. The Steering Committee is a critical element to review the cybersecurity program against applicable federal and state regulations and its progress for planned improvements.

Our cybersecurity program is overseen by the Chief Information Officer and Chief Information Security Officer. Both the Chief Information Officer and Chief Information Security Officer have extensive experience in running and managing a cybersecurity program both in civilian and government agencies.

We have established structured processes and mechanisms, including incident reporting and escalation, a comprehensive incident response plan, and communication plans, in the event a vulnerability is exploited or an attack is successful. These communication plans consist of internal reporting and communication, including to the Chief Information Officer and the Chief Information Security Officer, as well as external reporting, including notifying the proper agencies, management, and the Board of Directors. The Chief Information Officer and the Chief Information Security Officer report the risks from cybersecurity threats, the level of risk, and any material cybersecurity incidents to the Board of Directors, as well as annually review with the Board of Directors the budget, utilization of systems, processes, and controls in place to address cybersecurity risks and management. The Chief Information Officer and/or the Chief Information Security Officer update the Board of Directors no less than quarterly on material developments in these areas.

For more information on our information technology investments and their effects on our results of operations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” and for more information regarding risks related to our information technology, refer to “Risk Factors – Risks Related to Our Technology Infrastructure.”

ITEM 2. PROPERTIES
American Public Education, Inc., or APEI, and American Public University System, Inc. together operate administrative facilities in Charles Town, West Virginia, which also serve as our corporate headquarters. In Charles Town, we have six owned facilities totaling approximately 211,000 square feet. APEI’s administrative offices also include approximately 3,000 square feet of leased space in Baltimore, Maryland under a lease that expires in May 2024 and, beginning in February 2023, approximately 3,100 square feet of leased space in Fort Lauderdale, Florida under a lease that expires in January 2026.

Rasmussen University leases administrative office space in suburban Chicago, Illinois, Minneapolis, Minnesota, and Orlando, Florida, and leases 22 campuses located in six states. These administrative offices and campuses include a total of approximately 644,000 square feet combined. Lease terms and extension options vary by facility with expiration dates ranging from 2024 to 2033.

Hondros College of Nursing leases an administrative office located in suburban Columbus, Ohio, and leases eight campuses located in three states. This administrative office and campuses include approximately 206,000 square feet combined. Lease terms and extension options vary by facility with expiration dates ranging 2024 to 2032.

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

INDEX TO EXHIBITS

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “APEI”.
Holders
As of March 1, 2024, there were approximately 433 holders of record of our common stock.
Common Stock Dividends
We have not historically paid dividends on our common stock, and our credit agreement contains limitations on the payment of future dividends. The payment of any dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness, and other factors deemed relevant by our Board.

Performance Graph

The graph below compares the cumulative five-year total return of holders of American Public Education, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Nasdaq Composite index, a customized peer group of six companies that includes Adtalem Global Education Inc., Grand Canyon Education Inc., Perdoceo Education Corp (formerly known as Career Education Corporation), Strategic Education Inc., Lincoln Educational Services Corporation, and Universal Technical Institute, Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2018, and tracks the value of those investments, respectively, through December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American Public Education, Inc., the S&P 500 Index, the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
American Public Education, Inc.
S&P 500
NASDAQ Composite
Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
APEI	100.00	96.24	107.10	78.18	43.18	33.91
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Nasdaq Composite	100.00	136.69	198.10	242.03	163.28	236.17
Peer Group	100.00	108.02	90.46	77.12	94.73	128.25

The stock price performance included in the graph and table above is not necessarily indicative of future stock price performance.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, our Board approved an additional authorization to repurchase up to $25.0 million of shares of our common stock. On March 16, 2023, our Board of Directors confirmed the availability under the 2019 share repurchase program to repurchase up to approximately $8.0 million of shares of our common stock. We fully expended this $8.0 million as of April 30, 2023, and repurchased a total of 1,335,357 shares of our common stock. On November 27, 2023, the Board of Directors authorized a new program to repurchase up to an additional $10.0 million of shares of our common stock. In the fourth quarter, we repurchased 180,409 shares of our common stock under this authorization for an aggregate purchase amount of $1.6 million. In the aggregate, in 2023 we repurchased 1,515,766 shares of our common stock for $9.7 million. In January 2024, we repurchased 251,146 shares of our common stock for an aggregate purchase amount of $2.8 million.

Subject to market conditions, applicable legal requirements, and other factors, repurchases may be made from time to time in the open market or in privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors as we deem appropriate.

As of December 31, 2023, approximately $8.8 million remained available under the current purchase authorization. Our credit agreement includes restrictions on our ability to repurchase our common stock, and the terms of our Series A Senior Preferred Stock require the consent of the holders of at least 60% of the then outstanding shares of our Series A Senior Preferred Stock in order for us to repurchase more than $30.0 million of our common stock in the aggregate. Effective February 1, 2024, we ceased purchases under this purchase authorization.

The following table presents our share repurchases during the three months ended December 31, 2023. For additional information regarding our share repurchases please refer to “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12. Stockholders’ Equity – Repurchase”.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
October 1, 2023 - October 31, 2023	—	$—	—	755,359	$397,136
November 1, 2023 - November 30, 2023	—	—	—	755,359	10,397,136
December 1, 2023 - December 31, 2023	180,409	9.11	180,409	755,359	8,752,961
Total	180,409	$9.11	180,409	755,359	$8,752,961

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

(2)On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million of shares. Further, on November 27, 2023, our Board approved an additional authorization of up to $10.0 million of shares. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may from time to time enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price, and general business and market conditions. We have no obligation to repurchase shares and may modify, suspend, or discontinue the repurchase program at any time. The authorization under this program is in addition to our repurchase program under which we may annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plan.

(3)During the three month period ended December 31, 2023, 502 shares of common stock were deemed to have been repurchased for common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, or this Annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations, and involves risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors”, “Special Note Regarding Forward-Looking Statements”, and elsewhere in this Annual Report. For a discussion of our financial condition and results of operations for 2022 compared to 2021, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 14, 2023, which discussion is incorporated in this Annual Report by reference and which is available free of charge on the SECs website at www.sec.gov.

OVERVIEW
    We are a provider of online and campus-based postsecondary education, and career learning, to approximately 107,000 students through four subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA. Our subsidiary institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN and are certified by the U.S. Department of Education, or ED, to participate in Title IV programs. Additional information regarding our subsidiary institutions and their regulation is included in the “Business” section of this Annual Report.

On January 1, 2022, or the GSUSA Closing Date, our wholly owned subsidiary, American Public Training LLC, completed our acquisition, or the GSUSA Acquisition, of substantially all the assets of Graduate School USA.

Our revenue is largely driven by the number of students enrolled at our institutions, the number of and types of courses that students take, student payor source, and the mix of programs students attend. Our consolidated revenue in 2023 was $600.5 million, representing a $5.8 million, or 1.0%, decrease from $606.3 million in 2022. A significant portion of our revenue comes from our institutions’ participation in Title IV programs, APUS’s participation in the TA programs, and other government programs, and this creates significant risks to our operations.

Our operations are organized into three reporting segments:
•American Public University System, or APUS Segment. This segment reflects the operational activities of APUS.

•Rasmussen University Segment, or RU Segment. This segment reflects the operational activities of RU.

•Hondros College of Nursing Segment, or HCN Segment. This segment reflects the operational activities of HCN.

GSUSA does not meet the quantitative thresholds to qualify as a reportable segment. We therefore present its operational activities within “Corporate and Other”. We also include adjustments to reconcile segment results to the Consolidated Financial Statements in “Corporate and Other”, primarily related to unallocated corporate activity and eliminations.

Financial information regarding each of our reportable segments is reported in this Annual Report in the sections “Financial Statements and Supplementary Data” and “– Operating Results by Reportable Segment Year Ended December 31, 2023 Compared to Year Ended December 31, 2022”.

Student Body. As of December 31, 2023, approximately 66% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and as a result APUS is particularly reliant on tuition assistance, or TA, programs, and the Department of Defense, or DoD, budget. At APUS, active-duty military students generally take fewer courses per year on average than non-military students and have a lower revenue per net course registration than students utilizing other funding sources. A significant portion of APUS’s registrations are also attributable to students using VA education benefits, and funds from Title IV programs. RU nursing students and HCN students generally attend classes at physical campuses and use Title IV program funds. At APUS and for RU programs outside pre-licensure nursing and allied health, all coursework is delivered online. For the fiscal year ended December 31, 2023, 40% of RU students were enrolled in nursing programs, 23% in health sciences programs, 17% in business programs, with the remainder of students in education, technology, design and justice studies programs. For the fiscal year ended December 31, 2023, approximately 65% of HCN students were enrolled in the Practical Nursing, or PN program, while 35% were enrolled in the Associate Degree in Nursing, or ADN program.

Increased Costs and Expenses. Our costs and expenses have increased over time due in part to the acquisitions of RU and GSUSA, campus relocations for RU and HCN, the addition of new HCN campuses, including HCN’s new campus located in suburban Detroit, which opened in October 2022, increases in nursing faculty and employee compensation costs, and the changing needs of our students, including costs for technology required to support students at our institutions.

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

Reductions in Force. We completed employee reductions in force in 2021, 2022 and 2023. These headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions.

In the third quarter of 2021, we completed a reduction in force that resulted in the termination of 11 full-time faculty members at APUS and 28 non-faculty employees across a variety of roles and departments at APEI and APUS, representing approximately 3.2% of the APUS full-time faculty workforce, and 3.1% of the APEI and APUS non-faculty workforce. We incurred approximately $1.0 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force. The reduction in force resulted in approximately $1.4 million in pre-tax labor and benefit savings in 2021.

In the first quarter of 2022, RU completed a reduction in force that resulted in the termination of nine full-time faculty members and 19 non-faculty employees across a variety of roles and departments at RU, representing approximately 3.0% of RU’s full-time faculty workforce, and 2.1% of RU’s non-faculty workforce. We incurred an aggregate of approximately $0.4 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force. The reduction in force resulted in pre-tax labor and benefit savings of approximately $2.7 million in 2022.

In the fourth quarter of 2022, we completed a reduction in force that resulted in the termination of 98 non-faculty employees and the elimination of 78 open positions across a variety of roles and departments at APEI, APUS, RU and HCN representing approximately 5.8% of our non-faculty workforce. We incurred an aggregate of approximately $3.1 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force. The reduction in force resulted in an additional pre-tax labor and benefit savings of approximately $2.3 million in 2022.

In the third quarter of 2023, we completed a reduction in force that resulted in the termination of 74 employees, primarily non-faculty, and the elimination of 57 open positions across a variety of roles and departments at APEI, RU, HCN and GSUSA. We incurred an aggregate of approximately $3.0 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force. The reduction in force resulted in an additional pre-tax labor and benefit savings of approximately $6.2 million in 2023, or $15.5 million on an annualized basis.

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
•investing in technology related to our overall information technology program to support our current and future needs;
•changing admissions standards, requirements, processes, and procedures;
•implementing more stringent satisfactory academic progress standards;
•changing tuition costs and payment options;
•improving our RU Segment financial results, NCLEX pass rates, and stabilizing enrollment;
•upgrading or relocating existing campuses and opening additional campuses to meet student needs;
•changing fund disbursement methods; and
•implementing alternative learning delivery methods.

Information technology systems are an essential part of the student experience and our business operations, as discussed more fully in “Business – Information Technology” in this Annual Report. APEI provides information technology services to APUS, HCN, RU, and GSUSA through a shared services model. We believe we will need to continue, and potentially increase, our investment of time and money in technology operations and enhancements to support our systems and mission and evaluate when it is appropriate to make significant changes, modifications, or upgrades. We believe we will also need to continue to make investments in information technology in response to competitive pressures in the marketplace, including increased demands for interactive solutions and access from multiple platforms, and to update older systems and to enhance functionality. Information technology operating and capital expenditures may increase in future periods as we accelerate the investment in and refreshment of our information technology systems.

Changes and upgrades to our information technology systems have resulted and may continue to result in our incurring significant costs, including in the short term, and carry risk to our operations and financial results. In 2021 and 2022, we incurred approximately $6.0 million, and $3.2 million, respectively, in information technology costs in our APUS Segment related to our multi-year technology transformation program. In 2021, we completed work to consolidate HCN and APUS onto a single, cloud-based LMS platform, Brightspace by D2L. We are continuing to consolidate APUS’s customer relationship management systems onto a single platform, the first phases of which we completed in 2022. We also have several other systems that support the student experience, financial aid processing, financial management, human resources processes, marketing, and decision support. In early 2023, we launched a new native mobile application to improve the student experience at APUS. Not all of our information technology spending can be capitalized, and our investments may cost more than expected or fail to be successful. Furthermore, as a result of unsuccessful development efforts, or a result of replacing outdated technology, software, or other technology related assets, we may have assets that become impaired.

We plan to transition all of RU’s information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. As part of that transition and our overall multi-year technology transformation program, in December 2023, we entered into an agreement to outsource a number of our information technology operations to a managed service provider, including service desk, end user support, and network support and operations. As we continue to develop our transition plans, at this time we estimate that the cost of the transition will be between approximately $2.9 million and $3.6 million in 2024.

Opening new campuses and maintaining existing campuses at RU and HCN may result in our incurring significant costs in the future. At RU and HCN, adding new campuses is a necessary step to extend our student reach throughout the United States. For example, during 2021 and 2022, HCN opened new campuses in Akron, Ohio, and Detroit, Michigan, respectively, and in July 2022, RU opened a consolidated Hennepin/Anoka, Minnesota campus by merging two existing campuses and relocating to a new space. Operating and capital expenditures to increase in future periods as we continue to add new campuses and incur maintenance costs at existing campuses.

RU Change in Ownership. The acquisition of RU, or the Rasmussen Acquisition, was required to be reported to, and in some cases approved by, various education regulatory bodies. An institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. In September 2021, in connection with the Rasmussen Acquisition, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective in October 2021, that allowed RU to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. The TPPPA continued the growth restrictions that ED imposed as a result of RU’s March 2019 change in ownership and control, which was prior to our acquisition of RU, including limitations on new programs and locations, and an enrollment cap, until after ED reviewed and accepted financial statements and compliance audits that cover complete fiscal periods of RU’s Title IV participation under our ownership.

In August 2023, ED notified RU that it had approved RU’s continued participation in the Title IV programs under APEI ownership under a Provisional Program Participation Agreement, or PPPA. The PPPA continues to impose certain growth restrictions on RU that were included in the TPPPA, including limitations on new programs and locations and an enrollment cap on the number of students that participate in Title IV programs. ED continues the prior requirement that RU to submit periodic financial and Title IV enrollment reports. The PPPA also imposes new reporting requirements related to accrediting agency actions, government actions, and class actions and new reporting requirements related to student complaints. The PPPA specifies that after ED reviews and accepts financial statements and compliance audits for one complete fiscal year of RU’s Title IV participation under our ownership, RU may seek removal of the enrollment cap and approval for new programs that replace current programs. Although one complete fiscal year of RU’s Title IV participation under APEI’s ownership has passed and we believe that we may now seek approval for new programs that replace current programs, we have not yet confirmed with ED that it has accepted the financial statements and compliance audits for such purpose. The PPPA also specifies that after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under our ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. For the second and third fiscal years of RU’s Title IV participation under APEI’s ownership, RU is also subject to enrollment growth limitations, after which RU can request that ED release RU from further enrollment restrictions. The PPPA no longer requires RU to post the financial responsibility letter of credit that ED had imposed based on the 2019 change in ownership and control of RU, although this letter of credit has not yet been released. We believe we have met all obligations for the release of the letter of credit.

For more information on the regulatory review related to the Rasmussen Acquisition and RU’s previous change in ownership and related risks, please refer to “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures” and “– Regulatory Actions and Restrictions on Operations – Change in Ownership Resulting in a Change of Control” and “Risk Factor – Risk Related to the Regulation of Our Industry - RU is currently on provisional certification with ED, and the terms of that provisional certification could limit its potential for growth”.

Competition. The U.S. postsecondary education market is characterized by intense competition, with approximately 4,500 institutions of higher learning. Due to the increase in online postsecondary offerings, which accelerated as a result of the COVID-19 pandemic, coupled with the prospect of continued uncertainty in postsecondary enrollment in the United States, we face increased competition as fewer students pursue degree-based postsecondary education from a wider selection of offerings. For example, in 2019, the Navy launched the U.S. Naval Community College, or the USNCC, which supports naval education for enlisted service members. While a number of schools with which APUS competes are participating partners with the USNCC, APUS, as a for-profit educator, is not an eligible partner. Navy-related registrations were 5% of total net registrations, using TA as their primary pay type, in each of the years ended December 31, 2021, 2022, and 2023, respectively. We expect each military branch and the DoD to continually evaluate their approaches to education, and any resulting changes could have a material adverse effect on APUS’s enrollments. For more information on our competition and its potential impacts, please refer to “Business – Our Market and Competition – Competition” in this Annual Report.

“90/10 Rule” Compliance and Delayed Billing. For fiscal years beginning on or after January 1, 2023, which for our institutions means the year ended December 31, 2023, federal educational assistance funds used to calculate the “90%” side of the ratio include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal educational assistance funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. ED confirmed that the 90/10 Rule no longer permits institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages increased, particularly at APUS. While each of our institutions was in compliance with the 90/10 Rule for 2023, with APUS’s relevant percentage for 2023 being 89%, there is no assurance that we will continue to be able to comply in future years, particularly at APUS.

As a result of the problems with TA discussed in further detail in the Risk Factor that begins “Our student registrations, revenue, and cash flow have been adversely impacted...” cash payments from the Army to APUS that were expected in 2021 and 2022 were delayed and were received in 2023. These delayed payments, together with recent modifications to the 90/10 Rule and enrollment growth among service members as compared to declining enrollments from students who use non-federal educational assistance funds caused APUS’s 90/10 Rule percentage to increase. For the year ended December 31, 2023, APUS received approximately $56.3 million in payments from the Army, as compared to $48.8 million for the year ended December 31, 2022. Of the amount received from the Army in 2023, approximately $18.4 million represented delayed payments that had been expected in prior years. As of December 31, 2023, approximately $22.3 million, of which $12.7 million is older than 60 days from the course start date, was due from the Army, as compared to $26.0 million due from the Army as of December 31, 2022, of which $16.5 million was older than 60 days from the course start date. If we are unable to collect aged amounts due from the Army, this may cause our bad debt expense to increase. Moreover, delayed invoicing may cause the “90%” side of the ratio to increase in 2024 or future years, which could have an adverse impact on our cash flow and results of operations, as well as APUS’s ability to comply with the 90/10 Rule in 2024 or future years.

In September 2023, APUS changed its approach to invoicing for TA, which had the effect of offsetting the receipt of the delayed payments from the Army. APUS is currently taking longer to bill TA, which had the effect of delaying into 2024 payments for TA that ordinarily would have been received in 2023. We estimate that APUS’s change in billing approach resulted in approximately $22.1 million of receivables that we would have expected to receive in 2023 being received in 2024, which may cause the “90%” side of the ratio to increase in 2024 or future years. In addition to the $22.1 million of receivables received in 2024 due to the change in billing timing, in 2024 we expect to bill the Army and collect $4.0 million outstanding from courses that began in 2022 and prior. The change in billing practice also added to our accounts receivable as of December 31, 2023 and resulted in an increase to our leverage ratio as of December 31, 2023 under our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock, as described in Notes 9 and 13 to our audited consolidated financial statements for the year ended December 31, 2023.

In addition, effective January 1, 2024, APUS revised its billing policy for students utilizing TA, which previously ranged from two weeks to five weeks after course start date to nine weeks after the course start date. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days.

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

Net course registrations and enrollment. For financial reporting and analysis purposes, APUS measures its student population in terms of aggregate course enrollments, or net course registrations. Net course registrations, which include one-credit lab courses combined with their related three-credit courses, represent the aggregate number of courses in which students remain enrolled after the date by which they may drop the course without financial penalty. RU and HCN measure their student population in terms of student enrollments. Student enrollment represents the total number of students enrolled in a term immediately after the date students may drop a term without financial penalty.

    At APUS, because we recognize revenue over the length of a course, net course registrations and student enrollments in a financial reporting period do not correlate directly with revenue for that period because revenue recognized from courses is not necessarily recognized in the financial reporting period in which the course registrations or enrollments occur. For example, at APUS, revenue in a quarter reflects a portion of the revenue from courses that began in a prior quarter and continued into the quarter, all revenue from courses that began and ended in the quarter, and a portion of the revenue from courses that began but did not end in the quarter. At RU and HCN, generally terms begin and end in a calendar quarter.

The average number of courses taken by students at APUS varies by payor type. For example, Title IV students take more courses on average than TA students. As a result, should the number of APUS’s students who utilize ED’s Title IV programs decrease (or the number of students using TA increase), we anticipate that it may cause the average number of courses per student per term to decrease.

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

Tuition rate. Providing affordable degree and certificate programs is an important element of our competitive strategy. APUS implemented modest tuition and fee increases for non-military and veteran students in the second and third quarters of 2023, but we estimate that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented modest tuition increases effective in the first quarter of 2023 for select programs, and HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs. At RU and HCN, the tuition increases are adjusted to be consistent with the local campus markets. Even inclusive of these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience. In the second quarter of 2024, as part of the continuous improvement initiatives in education quality, APUS plans to implement a modest tuition increase to master’s students across all categories, including military, non-military, and veteran students.

Net tuition. Tuition revenue varies from period to period based on the number of students enrolled at our institutions, the number of and types of courses that students take, student payor source, the mix of programs students attend, the number of students starting courses each month during the period, and the timing of course starts each month or term. Tuition revenue is adjusted to reflect amounts for students who withdraw from a course in the month or term in which the withdrawal occurs. We also provide tuition grants and scholarships to certain students to assist them financially with their educational goals. The cost of these grants and scholarships is reported as a reduction of tuition revenue in the period incurred for purposes of establishing net tuition revenue.

Other fees. In addition to tuition, APUS charges a technology fee of $85 to $100 per course, depending on the course. In the second quarter of 2023, the technology fee increased from $65 per course, and in the third quarter of 2023 the technology fee per course was eliminated for all undergraduate students. APUS students are also charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees, when applicable. Prior to September 2023, APUS provided a grant to cover the technology fee for students using TA and other programs, as applicable. Technology fee revenue net of grants was approximately $7.9 million in 2021, $7.3 million in 2022, and $8.1 million in 2023, or 2.8%, 2.6%, and 2.7% of revenue, respectively.

RU and HCN students are charged fees for various items such as applications, testing, books and supplies, laboratory work, technology, and graduation. For example, RU charges a course technology and resource fee of $175 per course and a one-time administrative fee for certain programs, up to $495, for all new, reentering, and program transfer students. Textbook and other course materials revenue for RU and HCN was approximately $22.2 million in 2021, $49.6 million in 2022, and $43.3 million in 2023, or 16.4%, 16.5%, and 16.0% of revenue, respectively.

Costs and Expenses
We categorize our costs and expenses in the following categories: instructional costs and services expenses; selling and promotional expenses; general and administrative expenses; depreciation and amortization; impairment of goodwill and intangible assets; loss on assets held for sale; and loss on disposals of long-lived assets.
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
Selling and promotional expenses. Selling and promotional expenses include salaries and benefits of personnel engaged in student enrollment, advertising costs, and marketing material production costs, and, prior to January 31, 2023, include expenses from the third-party contract with Collegis to provide marketing services to RU. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the level of expenditures for advertising initiatives for new and existing academic programs.

General and administrative expenses. General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, financial aid processing, information technology, including expenses from the third-party contract with Collegis to provide IT services to RU, human resources, finance, legal, and compliance, and other corporate functions, the cost of renting and maintaining administrative facilities, technology expenses, and costs for professional services. General and administrative expenses also include bad debt expense. General and administrative expenses are generally affected by the costs of salaries and benefits for our general and administrative personnel, the efficiency of delivering back-office support including technology services, and the level of expenditures for supporting company initiatives.

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
Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets recognizes the difference between the carrying value of goodwill and intangible asset and the fair value of goodwill and intangible asset.
Loss on assets held for sale. Loss on assets held for sale is the difference between the asset’s estimated fair value less estimated costs to sell and the asset’s book value at the time the asset is no longer used for operations and reclassified as held for sale in accordance with the held-for-sale criteria.

Loss on disposals of long-lived assets. Loss on disposals of long-lived assets is the difference between the long-lived asset’s residual value and their book value at the time of the asset’s disposition or abandonment.
Interest expense, net. Interest expense, net, consists primarily of interest incurred on our long-term debt, net of any interest income earned on cash and cash equivalents.

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

Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. In connection with our acquisitions of RU and HCN, we recorded $217.4 million and $38.6 million of goodwill, respectively, in our RU and HCN Segments. We recorded non-cash impairment charges in 2022 and 2023 for RU, and 2016 and 2019 for HCN, reducing the carrying value of RU and HCN Segments goodwill to $33.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA reported in Corporate and Other, and there is no goodwill in our APUS Segment.

In addition to goodwill, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, in our RU and HCN Segments, which include intangible assets related to trade name, accreditation, licensing, and Title IV, and affiliate agreements. We recorded non-cash impairment charges in 2023 and 2022, reducing the carrying value of RU identified intangible assets with an indefinite useful life to $24.5 million. There were no indefinite useful life intangible assets identified as a result of the acquisition of GSUSA reported in Corporate and Other. There are no indefinite-lived intangible assets in our APUS Segment.

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

We estimate fair value in our quantitative analysis by weighting the results from two different valuation approaches. They are: (1) discounted cash flow and (2) guideline public company. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. We incorporate the use of projected financial information and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and approved by management. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the fair value of RU and HCN. Values derived under the two valuation methods are then weighted to estimate RU and HCN’s enterprise values. If we determine that the carrying amount of a reporting unit exceeds its fair value, we then calculate the implied fair value of the reporting unit goodwill as compared to its carrying amount to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

During the second quarter of 2022, we completed a qualitative assessment to determine if an interim goodwill impairment test was necessary. The assessment concluded that due to our RU Segment under performance when compared to projections at the time of acquisition, along with our decline in market value and that of comparable companies, it was more likely than not that the fair value of our RU Segment was less than its carrying value. Therefore, we proceeded with a quantitative impairment test. As a result of these assessments, we recorded a non-cash goodwill impairment charge of $131.4 million, and to reflect the corresponding tax impact, in the second quarter of 2022, to reduce the carrying value of the RU Segment goodwill. In addition, we concluded there were indicators of impairment of the RU Segment intangible assets during the second quarter of 2022 and during the annual assessment. We determined the fair value of the RU Segment accreditation, licensing and Title IV indefinite-lived intangible asset was $13.5 million, during the second quarter of 2022, and $2.0 million, during the annual assessment, less than its carrying value. As a result, we recorded total non-cash impairment charges of $15.5 million during 2022 to reduce the carrying value of our RU Segment indefinite-lived intangible assets. There were no indicators of impairment for our HCN Segment.

During the second quarter of 2023, we completed qualitative assessments to determine if an interim goodwill impairment test was necessary. The assessment concluded that due to our RU Segment underperformance when compared to the 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and our market value, it was more likely than not that the fair value of our RU Segment was less than its carrying value. Therefore, we proceeded with a quantitative impairment test. As a result of these assessments, we recorded a non-cash goodwill impairment charge of $53.0 million, which reflects the corresponding tax impacts, to reduce the carrying value of the RU Segment goodwill. In addition, we concluded there were indicators of impairment of the RU Segment’s intangible assets. As a result, we recorded non-cash impairment charges of $11.0 million to reduce the carrying value of our RU Segment indefinite-lived intangible assets. There were no indicators of impairment for our HCN Segment.

At October 31, 2022, we completed our annual assessment of goodwill and indefinite-lived intangibles for our RU and HCN Segments. The annual assessment concluded that the fair value of goodwill for RU and HCN exceeded their carrying values by approximately $10.0 million, or 5%, and $4.9 million, or 13%, respectively. Significant assumptions in the forecast used in the discounted cash flow valuation model include the recovery in our RU Segment enrollment in year three to historical norms and two future campus openings in our HCN Segment. These assumptions could be negatively affected by and of the following including, but not limited to, changes in our regulatory environment, declines in student enrollment, adverse actions by state boards of nursing including enrollment caps, and increases in our expenses not in our plan. In addition, as described above, we determined the fair value of our RU Segment’s indefinite-lived intangible asset was less than its carrying value. As a result, we recorded a $2.0 million non-cash impairment charge to reduce the carrying value of our RU Segment indefinite-lived intangible assets for accreditation, licensing and Title IV. There was no impairment to HCN goodwill or indefinite-lived intangible assets. The estimated fair value of our RU Segment does not significantly exceed its carrying amount at the date of testing. We applied a hypothetical ten percent decrease to the fair values of our RU and HCN Segments, which at December 31, 2022, would have triggered additional impairment testing and analysis for our RU Segment. Applying the hypothetical decrease to the fair value of our HCN Segment did not result in an additional impairment.

At October 31, 2023, we completed our annual assessment of goodwill and indefinite-lived intangibles for our RU and HCN Segments. The annual assessment concluded that the fair value of goodwill for RU and HCN exceeded their carrying values by approximately $32.4 million, or 25%, and $7.4 million, or 21%, respectively. Significant assumptions in the forecast used in the discounted cash flow valuation model include the recovery in our RU Segment enrollment and cost containment measures. Our HCN Segment’s significant assumptions in the forecast relate to the addition of a medical assistant program in all Ohio campuses, a future campus opening and future tuition increases. These assumptions could be negatively affected by and of the following including, but not limited to, changes in our regulatory environment, declines in student enrollment, adverse actions by state boards of nursing including enrollment caps, and increases in our expenses not in our plan. In addition, we determined the fair value of our RU Segment’s indefinite-lived intangible asset was greater than its carrying value. As a result, no impairment charge recorded regarding the carrying value of our RU Segment indefinite-lived intangible assets. Additionally, there was no impairment to HCN goodwill or indefinite-lived intangible assets.

At December 31, 2023, after the reduction in carrying value due to the goodwill and intangible assets in 2022 and 2023, and, in the case impairment charges in prior years in the HCN Segment, goodwill is $33.0 million and $26.6 million in the RU and HCN Segments, respectively.

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

For additional details regarding goodwill and indefinite-lived intangible assets please refer to “Note 7. Goodwill and Intangible Assets” included in our Consolidated Financial Statements.

Series A Senior Preferred Stock. On December 28, 2022, we issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of our existing common stockholders.

The Series A Senior Preferred Stock has been classified as permanent equity on the accompanying Consolidated Balance Sheets. The Series A Senior Preferred Stock is recorded net of issuance costs. Dividends accrued on the Series A Senior Preferred Stock are presented in preferred stock dividends on the Consolidated Statements of Income. Our preferred stock dividends are cumulative and accrue as contractually obligated. Dividends will be paid upon approval by our Board of Directors.

The determination as to permanent equity treatment considered the obligations to the shareholder. The Series A Senior Preferred Stock is only redeemable at our option. Upon a change of control, default, non-compliance event or liquidation event an increased dividend rate is applicable, and dependent on timing, an early premium may be applicable, but the Series A Senior Preferred Stock is not mandatorily redeemable.

We evaluated the Series A Senior Preferred Stock at issuance for the embedded derivative features and the potential need for bifurcation under ASC 815 Derivatives and Hedging- Embedded Derivatives. We engaged an independent valuation firm to assist with the evaluation at issuance. As of December 31, 2022, the embedded features identified for bifurcation were determined to have minimal or no value and therefore deemed to not be material to the financial statements. We reviewed the embedded features as of December 31, 2023 and determined that they are not material to the financial statements.

The Series A Senior Preferred Stock has no stated maturity, is not convertible, is not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at our option. We have the right to redeem the preferred stock pro rata in whole or in part at the price per share equal to the liquidation preference, plus any applicable early premium amount noted in the Certificate of Designation and Purchase Agreement.

The Series A Senior Preferred Stock has no voting rights for directors or otherwise, except as required by law or with respect to certain protective provisions. However, holders of our Series A Senior Preferred Stock have certain consent rights that limit our ability to obtain debt or preferred stock financing or take certain other corporate actions. Without the consent of at least 60% of the then outstanding shares of Series A Senior Preferred Stock, with certain exceptions, we may not, among other things, (i) incur any indebtedness if such incurrence would cause our Total Net Leverage Ratio (as defined in the Purchase Agreement) to exceed 0.75 to 1.00, (ii) issue any capital stock senior to or pari passu with the Series A Senior Preferred Stock, (iii) declare or pay any cash dividends on our common stock, or (iv) repurchase more than an aggregate of $30 million of our common stock.

For additional details regarding the Series A Senior Preferred Stock, please refer to “Note 13. Preferred Stock” included in our Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS

    We consider the applicability and impact of all Accounting Standards Updates, or ASUs. Please refer to “Note 2 Significant Accounting Policies” included in our Consolidated Financial Statements for information relating to our discussion of the effects of recent accounting pronouncements.

Results of Operations

The following table sets forth statements of income data as a percentage of revenue for each of the years ended:

	2022	2023
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	47.6%	48.8%
Selling and promotional	25.5%	22.1%
General and administrative	19.9%	21.3%
Depreciation and amortization	5.3%	4.6%
Impairment of goodwill and intangible assets	24.2%	10.7%
Loss on assets held for sale	—%	0.4%
Loss on disposals of long-lived assets	0.2%	0.1%
Total costs and expenses	122.7%	108.0%
Loss from operations before interest and income taxes	(22.7)%	(8.0)%
Gain on acquisition	0.6%	—%
Interest income (expense)	(2.9)%	(0.7)%
Loss from operations before income taxes	(25.0)%	(8.8)%
Income tax expense	(6.0)%	(1.8)%
Equity investment loss	—%	(0.9)%
Net loss	(19.0)%	(7.9)%
Preferred Stock Dividend	—%	1.0%
Net loss available to common stockholders	(19.0)%	(8.9)%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue
For the year ended December 31, 2023, our consolidated revenue was $600.5 million, a decrease of $5.8 million, or 1.0%, compared to $606.3 million in 2022. The decrease in revenue was primarily due to a $39.2 million, or 15.5% decrease in revenue in our RU Segment, partially offset by a $18.2 million, or 6.4% increase in revenue in our APUS Segment, a $9.9 million, or 20.9%, increase in revenue in our HCN Segment, and a $5.3 million, or 25.0%, increase in GSUSA revenue included in Corporate and Other.

APUS net course registrations increased approximately 4.9% to 367,600 for the year ended December 31, 2023 from approximately 350,400 in the 2022 period. The increase in net course registrations was primarily due to an increase in military related registrations from students utilizing TA, which generate a lower revenue per registration. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the year ended December 31, 2023, RU enrollment decreased 11.0% as compared to the 2022 period. We believe this decline in enrollment, which reflects year-over-year declines in new and total nursing enrollment, and which was partially offset by an increase in non-nursing program enrollment, can be attributed to several factors, including the prior departure of leadership accountable for enrollment and nursing operations and caps on nursing student enrollment at certain RU campuses. RU total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

For the year ended December 31, 2023, HCN student enrollment increased approximately 16.9% as compared to the 2022 period. We believe that the increase in total student enrollment is primarily due to the opening of new campuses, including the Detroit, Michigan campus, which opened in October 2022. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

Costs and Expenses
For the year ended December 31, 2023, costs and expenses were $648.9 million, a decrease of $94.8 million, or 12.8%, compared to $743.7 million in 2022. The decrease in costs and expenses as compared to the prior year period was primarily due to a decrease in the non-cash goodwill and intangible asset impairment charge compared to the prior year period. Costs and expenses for the year ended December 31, 2023, include a non-cash goodwill and intangible asset impairment charge of $64.0 million to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact compared to a non-cash impairment charge and the corresponding tax impact of $146.9 million in the prior year period, a decrease of $82.9 million in the current year period. Other decreases in costs and expenses for the year ended December 31, 2023, as compared to the prior year period include decreases in advertising costs in all segments and decreases in depreciation and amortization costs, partially offset by an increase in employee compensation costs in Corporate and Other and our HCN Segment and a $2.4 million loss on assets held for sale in our APUS Segment.

In 2023, costs and expenses also include the following on a pretax basis: $3.0 million in severance costs related to a reduction in force, and $2.4 million in selling and promotional costs related to the termination of the marketing contract with Collegis. In 2022, costs and expenses also include the following items on a pretax basis: $3.9 million in selling and promotional costs related to the termination of the marketing contract with Collegis, $3.5 million of severance costs related to reductions in force, $3.2 million in information technology costs related to our multi-year technology transformation program, and $1.9 million in professional services costs primarily related to the Rasmussen and GSUSA Acquisitions.

Costs and expenses as a percentage of revenue decreased to 108.0% in 2023 from 122.7% in 2022. Excluding impairment charges, losses on assets held for sale and Collegis transition fees, costs and expenses were 96.6% of revenue for the year ended December 31, 2023, compared to 97.8% of revenue in the prior year period. Our income before interest and income taxes as a percentage of revenue, or our operating margin, improved to negative 8.0% from negative 22.7% compared to the same prior year period. Excluding impairment charges, loss on assets held for sale, and Collegis transition fees, our operating margin improved to 3.4% from 2.2% compared to the same prior year period. The decrease in our costs and expenses as a percentage of revenue and decrease in our operating margin was primarily due to the factors discussed above.

Instructional costs and services expenses. For the year ended December 31, 2023, instructional costs and services expenses were $292.9 million, an increase of approximately $4.4 million, or 1.5%, compared to $288.5 million in 2022. The increase in instructional costs and services expenses was primarily due to increases in employee and faculty compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollment at HCN, and Corporate and Other due to higher revenue at GSUSA, an increase in classroom materials costs in our RU and HCN Segments, and an increase in facilities maintenance costs in our RU and HCN Segments, partially offset by a decrease in employee and faculty compensation costs in our RU Segment due to a decrease in enrollment, and a decrease in classroom materials costs in our APUS Segment. Instructional costs and services expenses as a percentage of revenue increased to 48.8% in 2023, compared to 47.6% in 2022.

Selling and promotional expenses. For the year ended December 31, 2023, selling and promotional expenses were $133.0 million, a decrease of $21.6 million, or 14.0%, compared to $154.6 million in 2022. The decrease in selling and promotional expenses was primarily due to a decrease in advertising costs in all segments and Corporate and Other, a decrease in employee compensation costs in our APUS Segment, and the transition from Collegis to our in-house marketing function in our RU Segment, partially offset by an increase in employee compensation costs in Corporate and Other. In 2023 and 2022, selling and promotional costs include $2.4 million and $3.9 million, respectively, related to the termination of the Collegis marketing contract effective January 31, 2023. Selling and promotional expenses as a percentage of revenue decreased to 22.1% in 2023, compared to 25.5% in 2022. Excluding the Collegis transition service fees, selling and promotional expenses were 21.7% in 2023 compared to 24.9% in 2022.

General and administrative expenses. For the year ended December 31, 2023, general and administrative expenses were $128.2 million, an increase of $7.9 million, or 6.6%, compared to $120.4 million in 2022. The increase in general and administrative expenses was primarily due to increases in employee compensation costs in Corporate and Other and our RU and HCN Segments, increases in bad debt expense in all segments, and increases in technology costs in all segments and Corporate and Other, partially offset by a decrease in employee compensation costs in our APUS Segment, and a decrease in professional services costs in our APUS and RU Segments. General and administrative expenses as a percentage of revenue increased to 21.3% in 2023 compared to 19.9% in 2022.

For the year ended December 31, 2023, consolidated bad debt expense increased to $16.5 million, or approximately 2.7% of revenue, from $13.5 million, or approximately 2.2% of revenue, in 2022. The increase in bad debt expense was primarily due to an increase in the APUS, HCN, and RU Segments of $1.3 million, $1.0 million and $0.5 million, respectively, as compared to the prior year period.

Depreciation and amortization. Depreciation and amortization expenses were $27.8 million in 2023, compared to $32.1 million in 2022, a decrease of $4.3 million or 13.4%, primarily related to the full amortization of certain definite lived intangible assets in our RU Segment in 2023. Depreciation and amortization expenses as a percentage of revenue decreased to 4.6% in 2023 compared to 5.3% in 2022.

Impairment of goodwill and intangible assets. For the year ended December 31, 2023, we recorded $64.0 million in non-cash impairment charges in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets, and to reflect the corresponding tax impact, compared to $146.9 million in 2022. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 7. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Annual Report.
Loss on assets held for sale. For the year ended December 31, 2023, we recorded a $2.4 million loss to reduce the carrying value of real property held for sale in our APUS Segment. There was no loss on assets held for sale in the year ended December 31, 2022.
Loss on disposal of long-lived assets. The loss on disposal of long-lived assets was $0.6 million in 2023, compared to $1.2 million in 2022. The prior year loss was primarily related to the sale of excess facilities located in Charles Town, West Virginia.

Stock-based compensation. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses in 2023 were $7.7 million in the aggregate, representing a decrease of $0.3 million, or 3.4%, compared to $8.0 million in 2022. Stock-based compensation costs include performance stock unit incentive costs and accelerated expense for retirement-eligible employees.

The table below reflects our stock-based compensation expense recorded in our Consolidated Statements of Income included in our Consolidated Financial Statements for the years ended 2022 and 2023 (in thousands):

	Year Ended December 31,
	2022	2023
Instructional costs and services	$1,254	$895
Selling and promotional	823	490
General and administrative	5,932	6,355
Total stock-based compensation expense	$8,009	$7,740
Interest expense, net. Interest expense, net of interest income, was $4.5 million in 2023, compared to interest expense, net of interest income of $17.7 million in 2022. The decrease in interest expense was primarily due to the decrease in the outstanding balance in our senior secured term loan facility. In December 2022, we made $65.0 million in prepayments to reduce our outstanding debt and as a result of these prepayments, we wrote off a proportionate amount of unamortized debt issuance costs in the amount of $3.9 million. The write off in 2022 is recorded in interest expense on the Consolidated Statements of Income for the year ended December 31, 2022.

Income tax (benefit) expense. For the year ended December 31, 2023, we recognized an income tax benefit of $10.7 million, compared to an income tax benefit of $36.3 million in 2022. The effective tax rate was 18.5% and 24.0% in 2023 and 2022, respectively. The year ended December 31, 2023 and 2022 includes a $15.8 million and $36.0 million income tax benefit related to the impairment of goodwill and intangible assets, respectively. The 2023 effective tax rate was impacted by higher non-deductible expenses in relation to the pre-tax losses for the period, compared to 2022.

Equity investment loss. Equity investment loss was $5.2 million in 2023, compared to equity investment loss of $21,000 in 2022. The increase is primarily due to a $5.2 million non-cash investment loss related to the investee entering into an agreement to be sold which resulted in no sales proceeds.

Net income (loss). The net loss in 2023 was $47.3 million, compared to net loss of $115.0 million in 2022, a decrease in loss of $67.7 million. This decrease was related to the factors discussed above.
Preferred stock dividends. Preferred stock dividends for the year ended December 31, 2023 were $6.0 million compared to $48,000 in 2022. The Series A Senior Preferred Stock was issued on December 28, 2022.

Net income (loss) available to common stockholders. The net loss available to common stockholders in 2023 was $53.3 million, compared to net income available to common stockholders of $115.0 million in 2022, a decrease of $61.7 million. This decrease was related to the factors discussed above.

Operating Results by Reportable Segment - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2023	$ Change	% Change
Revenue
APUS Segment	$285,128	$303,303	$18,175	6.4%
RU Segment	253,257	214,086	(39,171)	(15.5)%
HCN Segment	47,078	56,936	9,858	20.9%
Corporate and Other	20,865	26,220	5,355	25.7%
Total Revenue	$606,328	$600,545	$(5,783)	(1.0)%
Income (loss) from operations before interest and income taxes
APUS Segment	$58,452	$84,426	$25,974	44.4%
RU Segment	(166,557)	(103,575)	62,982	(37.8)%
HCN Segment	(4,011)	(1,396)	2,615	(65.2)%
Corporate and Other	(25,232)	(27,761)	(2,529)	10.0%
Total income (loss) from operations before interest and income taxes	$(137,348)	$(48,306)	$89,042	(64.8)%

APUS Segment

Our APUS Segment revenue was $303.3 million in 2023, an increase of $18.2 million, or 6.4%, compared to $285.1 million in 2022, which is primarily attributable to higher net course registrations and the impact of tuition and fee increases in the second and third quarters. Net course registrations at APUS increased 4.9% to approximately 367,600 in 2023 compared to the 2022 period. The increase in net course registrations was primarily due to an increase in military related registrations from students utilizing TA, which generate a lower revenue per registration. Income from operations before interest and income taxes was approximately $84.4 million in 2023, an increase of $26.0 million, or 44.4%, compared to the 2022 period. The increase in income from operations before interest and income taxes is due to the changes in revenue and expenses discussed above.

RU Segment

Our RU Segment revenue was $214.1 million in 2023, a decrease of $39.2 million, or 15.5%, compared to $253.3 million in 2022, which was primarily due to lower enrollments. Enrollment at RU decreased approximately 11.0% during the year ended December 31, 2023 as compared to the 2022 period. We believe this decline in enrollment, which reflects year-over-year declines in new and total nursing enrollment, which was partially offset by an increase in non-nursing program enrollment, can be attributed to several factors, including the prior departure of leadership accountable for enrollment and nursing operations and caps on nursing student enrollment at certain RU campuses. RU Segment loss from operations before interest and income taxes was $103.6 million in 2023 compared to a loss from operations before income and taxes was $166.6 million in 2022. The RU Segment loss includes impairment charges on goodwill and intangible assets of $64.0 million in 2023 and $146.9 million in 2022 and the corresponding tax impacts of $15.8 million and $36.0 million, respectively.

HCN Segment

Our HCN Segment revenue was approximately $56.9 million in 2023, an increase of $9.9 million, or 20.9% compared to $47.1 million in the 2022 period, which is primarily attributable to an increase in student enrollment and a 5% tuition increase in the second quarter of 2023. HCN student enrollment increased approximately 16.9% during the year ended December 31, 2023 as compared to the 2022 period. The increase in HCN total student enrollment was primarily due to the opening of new campuses, including the Detroit, Michigan campus, which opened in October 2022. Loss from operations before interest and income taxes in the HCN Segment was approximately $1.4 million in 2023 compared to a loss from operations of $4.0 million in 2022, an improvement of $2.6 million. The decrease in loss from operations before interest and income taxes is due to the changes in revenue and expenses discussed above.

Liquidity and Capital Resources
Cash, cash equivalents, and restricted cash was $129.5 million and $144.3 million at December 31, 2022 and 2023, respectively, representing an increase of $14.9 million, or 11.5%, in the 2023 period. The increase in cash was primarily due to higher revenue and operating income at APUS, increased payments received from the Army including payments related to periods prior to 2023, and the timing of other receipts and payments, partially offset by our investment in capital expenditures, payment of preferred dividends, repurchases of common stock in 2023, and the change in billing approach for TA at APUS. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations for twelve months and beyond. For more on our material cash requirements from known contractual and other obligations, please refer to “Contractual Obligations” in this Annual Report.

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

In 2021, the Army transitioned from its legacy system, GoArmyEd, to a new system, ArmyIgnitED, for soldiers to use to request TA. This transition was beset by delays and disruption of the Army’s TA programs. In connection with the transition, we experienced challenges related to system performance, process changes, and third-party software defects. The disruption to Army TA and resulting decreases in Army registrations had an adverse impact on registrations and revenue, profits and cash flow in the second and third quarters of 2021. In August 2022, the Army transitioned from the initial version of ArmyIgnitED to an upgraded ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses beginning on or after October 1, 2022 must be submitted via ArmyIgnitED 2.0. In early 2023, we experienced an improvement in Army’s processing of current invoices and payments, while continuing to work with the Army on invoices submitted during the transition to ArmyIgnitED 2.0. For example, due to the transition, ArmyIgnitED does not currently reflect all courses previously taken by soldiers at APUS in the relevant period, and ArmyIgnitED does not reflect all amounts due to APUS. For the year ended December 31, 2023, APUS received approximately $56.3 million in payments from the Army. As of December 31, 2023, approximately $22.3 million, of which $12.7 million is older than 60 days from the course start date, was due from the Army, as compared to $26.0 million due from the Army as of December 31, 2022, of which $16.5 million was older than 60 days from the course start date. There can be no assurance that our continued efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable, bad debt, and cash flow will be successful.

As discussed in greater detail above in “Overview - 90/10 Rule - Compliance and Delayed Billing”, payments from the Army that were expected in 2021 and 2022 were delayed. Approximately $18.4 million of those delayed payments were received in 2023, which counted toward the “90” side of the 90/10 Rule. In September 2023, APUS changed its approach to invoicing for TA, which offset the receipt of the delayed payments from the Army, resulting in approximately $22.1 million of receivables that we would have expected to receive in 2023 being received in 2024. While the change in billing approach positively impacted the "90%" side of the ratio in 2023, it may cause the “90%” side of the ratio to increase in 2024 or future years. In addition to the $22.1 million of receivables expected to be received in 2024 due to the change in billing timing, in 2024 we expect to bill the Army and collect $4.0 million outstanding from courses that began in 2022 and prior. Effective January 1, 2024, APUS revised its billing policy for students utilizing TA, which previously ranged from two weeks to five weeks after course start date to nine weeks after the course start date. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days.

Our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement, contain financial covenants that require us to maintain a Total Net Leverage Ratio (as defined in each respective agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, subject to certain exceptions. The change in TA invoicing added to our accounts receivable as of December 31, 2023 and resulted in an increase to our leverage ratio as of December 31, 2023 under our Credit Agreement and the Purchase Agreement, as described in Notes 9 and 13 to our audited consolidated financial statements for the year ended December 31, 2023.

Our Total Net Leverage Ratio, under the Credit Agreement, at December 31, 2022 and 2023 was 0.67 and 0.51, respectively. While we do not anticipate that a higher leverage ratio will have material limitations on our expected operations for 2024, it could result in reduced operational flexibility in 2024 and future years.

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

As described more fully in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, on March 4, 2024, ED notified us that according to its calculations, we had a 2022 consolidated composite score of 1.1 and our institutions were therefore in the “zone.” Although we disagree with ED’s calculation and conclusion and plan to submit a rebuttal to ED, ED may not agree with our position. If ED does not agree with our position, we intend to submit to what are referred to as the “zone alternative” requirements, under which we would be required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institution’s accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institution’s current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. While Rasmussen already complies with HCM1, if HCM1 had applied to APUS and HCN in 2023, we estimate that we would have received approximately $6.2 million from ED at a point in time after we had disbursed the related funds.

Our operating expenditures may increase in future periods as we continue to invest in the modernization of our information technology systems, advertising, and other expenditures. For the years ended December 31, 2021 and 2022, we incurred approximately $6.0 million, and $3.2 million, respectively, of information technology costs related to our multi-year technology transformation program, focusing on specific information technology projects, including replacements of our learning management and customer relationship management systems. We have a legacy customized SIS at APUS that we refer to as Partnership at a Distance™, or PAD, and proprietary information systems and processes to support PAD, into which we have invested considerable time and money. PAD is designed to enable APUS to provide each student with individualized support at appropriate times from pre-enrollment through and beyond graduation, including student advising, administrative support, and community networking. We continually evaluate PAD for changes and upgrades and anticipate that we will eventually make significant changes to or replace this system. RU uses Anthology Campus Nexus as its SIS. The RU SIS environment is currently hosted with Collegis, which maintains all systems, support, and hosting. RU’s and APUS’s admissions function are managed inside of Salesforce and connected to Anthology for RU and PAD for APUS to ensure all pertinent information is synchronized appropriately. HCN and GSUSA have their own SIS platforms. In 2024, we plan to replace the existing SIS platform used by GSUSA, and will also begin moving HCN to a new SIS platform. More broadly, we continue to review and assess our student information and services platforms and their capabilities, including whether to consolidate to a standard platform across more or all our institutions.

Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the maintenance of existing campuses at RU and HCN, the opening of new campuses at RU and HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We also expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies. For the years ended December 31, 2021 and 2022, we incurred approximately $7.6 million and $1.9 million, respectively, of acquisition-related expenses related to the Rasmussen and GSUSA Acquisitions, which are included in general and administrative expenses on the Consolidated Statements of Income.

RU has historically relied on Collegis, LLC, or Collegis, for a variety of outsourced marketing services and information technology functions under one contract for marketing services and another for information technology functions. In April 2022, we notified Collegis that we intended to permit both contracts to expire by their terms on September 30, 2024. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Expenses for the fourth quarter of 2022 include $3.9 million in transition fees in connection with the termination of the Collegis marketing services contract as specific transition obligations were completed, and first quarter of 2023 expenses include the remaining $2.4 million in transition service fees, for total non-recurring transition service fees of $6.3 million. We completed the transition of RU marketing to our in-house centralized marketing team during the first quarter of 2023. We plan to transition all of the information technology services currently outsourced to Collegis back to our operations and to one or more third-party vendors in 2024.

In December 2022, we issued $40 million of Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of our existing common stockholders of the Company. We used a portion of the net proceeds from the sale of the Series A Senior Preferred Stock, along with available cash, to repay approximately $65 million of the outstanding principal balance of our Term Loan. After the repayment, the aggregate amount of the Term Loan outstanding was $99.1 million at December 31, 2022. We are required to pay periodic cash dividends to the holders of our Series A Senior Preferred Stock, which will accrue at an annual rate equal to Term SOFR (as defined in the Certificate of Designation) plus 10.00%, and will increase by 2.0% on June 28, 2025 and another 0.5% on October 1, 2025 and the first day of every following quarter, subject to a maximum of Term SOFR plus 25.0%, other than an increase in the dividend rate in connection with an event of default under the Certificate of Designation. We also have the option, from time to time, to redeem the Series A Senior Preferred Stock pro rata in whole or in part. Payment of dividends or the exercise of this redemption right could adversely impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, and other general corporate purposes.

In connection with the completion of the Rasmussen Acquisition, we entered into a Credit Agreement with Macquarie Capital Funding LLC, as administrative agent and collateral agent, Macquarie Capital (USA) Inc., and Truist Securities, Inc. as joint lead arrangers and bookrunners, and a syndicate of lenders, or the Lenders and, pursuant to the Credit Agreement, the Lenders provided us with (i) the $175.0 million Term Loan, and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or together with the Term Loan, the Facilities. We paid a portion of the consideration for the Rasmussen Acquisition with proceeds from the Term Loan. For more information on the Facilities and their terms, please refer to “Note 9. Long-Term Debt” included in the Consolidated Financial Statements in this Annual Report.

We believe our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt and interest obligations, and planned capital expenditures for the next 12 months and the foreseeable future. However, our future capital requirements and our ability to generate sufficient cash to fund our future operations will depend on a number of factors. There can be no guarantee that our business will generate sufficient cash flow from operations or that future capital or borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to pay dividends on our Series A Senior Preferred Stock when due, or to fund our other liquidity needs. Failure to achieve business performance consistent with our expectations, to reverse the decline in enrollments at RU, including as a result of regulatory action, or to comply with the 90/10 Rule or meet the financial responsibility requirements, or any government shutdown could adversely impact our cash flows and results of operations. In addition, our efforts to comply with the 90/10 Rule could lead us to reduce enrollments or require us to make expenditures that would reduce our existing cash available for operations. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness or pay a special dividend to holders of our Series A Senior Preferred Stock, which would also reduce our existing cash available for operations. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Operating Activities
Net cash provided by operating activities was $29.2 million and $45.5 million in 2022, and 2023, respectively. The increase in cash from operating activities is primarily due to improved financial performance and changes in working capital due to the timing of receipts and payments. Accounts receivable at December 31, 2023 increased approximately $8.6 million compared to December 31, 2022, primarily as a result of the change in the timing of billing for students using TA at APUS, partially offset by a decrease in accounts receivable at RU. Accounts payable, accrued liabilities, and accrued compensation and benefits at December 31, 2023 were approximately $4.2 million higher than December 31, 2022, primarily due to the timing of payment processing.

Investing Activities
Net cash used in investing activities was $13.7 million and $13.8 million in 2022, and 2023, respectively. Investing activities for the years ended December 31, 2022 and 2023 include capital expenditures of $16.4 million and $13.9 million, respectively. The results for the year ended December 31, 2022, include $2.0 million in cash received from the GSUSA Acquisition.

Financing Activities
Net cash used in financing activities was $35.7 million and $16.9 million in 2022 and 2023, respectively. The cash used in financing activities in 2023 includes $6.0 million related to the payment of dividends on our preferred stock and $9.7 million used for the repurchase of our common shares, and $1.0 million for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. The cash used in financing activities in 2022 was due to debt principal prepayments made in December 2022, offset by proceeds from the issuance of our Series A Senior Preferred Stock. As of January 31, 2024, we repurchased an additional 251,000 shares for $2.8 million. Effective February 1, 2024, we ceased purchases under this purchase authorization.

Contractual Obligations
Long-term debt
We have long-term debt outstanding under the Credit Agreement of $99.1 million as of December 31, 2023. No principal payments are due in 2024 as a result of the December 2022 prepayments. Interest payable of $10.9 million is due in 2024, assuming the variable rate as of December 31, 2023. For more information on the timing and amount of our future principal and interest payments, please refer to “Note 9. Long-Term Debt” included in the Consolidated Financial Statements in this Annual Report.

Lease obligations

We have leases for office space and campus facilities. As of December 31, 2023, we had lease payment obligations of $149.1 million, with $18.5 million payable in 2024. For more information on the timing and amount of our future lease obligations, please refer to “Note 8. Leases” included in the Consolidated Financial Statements in this Annual Report.

Other purchase obligations

As of December 31, 2023, we had other purchase obligations of $10.9 million, with $8.2 million payable in 2024. Collegis, a third-party service provider, was previously engaged with RU for marketing services and is currently engaged with RU for information technology services through September 2024. The original agreements were to expire on September 30, 2024. Notices of the non-renewal of the marketing and information technology services contracts were issued to Collegis in April 2022. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Expenses for the fourth quarter of 2022 include $3.9 million in transition fees in connection with the termination of the Collegis marketing services contract as specific transition obligations were completed, and first quarter of 2023 expenses include the remaining $2.4 million in transition service fees, for total non-recurring transition service fees of $6.3 million. We completed the transition of RU marketing to our in-house centralized marketing team during the first quarter of 2023.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024 at which time we will complete the transition of information technology services currently provided by Collegis to our operations and to one or more third-party vendors. The total minimum expenses for information technology services through September 30, 2024 is approximately $7.0 million.

We plan to transition all of RU’s information technology services currently outsourced to Collegis back to our operations or to one or more other third-party vendors. As part of that transition, we further evaluated the current and future needs of Company’s information technology infrastructure and determined to outsource a number of our information technology operations to a managed service provider, including service desk, end user support, and network support and operations. As we continue to develop our transition plans, at this time we estimate that the cost of the transition will be between approximately $2.9 million and $3.6 million in 2024.

Impact of Inflation
Recently, the U.S. economy experienced the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business arising from fluctuations in market prices, however, our ability to raise our tuition and fees depends on market conditions. APUS, RU, and HCN increased certain tuition and fees beginning in 2023, and APUS intends to increase in 2024, in order to offset increased faculty costs and other costs, but there may be periods during which we are unable to fully recover increases in our costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market value of future investments. We invest our excess cash in bank deposit accounts, money market funds invested in federal securities and short-term U.S. Treasury bills with original maturities of three months or less when purchased.
Market Risk
We had no material derivative financial instruments or derivative commodity instruments as of December 31, 2023. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk
We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.
In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term SOFR, we would incur an incremental $1.0 million in interest expense per year, excluding any impact offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The new interest rate cap agreement, as further discussed in “Note 9. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Annual Report, provides us with interest rate protection in the event the one-month Term SOFR rate increases above 1.78% and has a December 31, 2024 termination date. As of December 31, 2023, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
American Public Education, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of American Public Education, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(c) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2024, expressed in an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill and Intangible Assets — Rasmussen University Reporting Unit — Refer to Notes 2 and 7 to the financial statements.

Critical Audit Matter Description

In connection with the Company’s September 1, 2021, acquisition of Rasmussen University (“RU”), the Company recorded $217.4 million of goodwill, representing the excess of the purchase price over the amount assigned to new assets acquired, and intangible assets with an initial fair value of $51.0 million. During the fiscal year ended December 31, 2022, the Company recorded non-cash impairment charges of $131.4 million and $15.5 million, reducing the carrying values of the RU goodwill and intangible assets to $86.0 million and $35.5 million, respectively.

The Company annually assesses goodwill and indefinite-lived intangible assets, or more frequently if events and circumstances indicate that the estimated fair value may no longer exceed its carrying value. Such factors considered in the Company’s assessment include, but are not limited to, enrollment trends, financial performance, macroeconomic conditions, as well as industry and market considerations. When a quantitative impairment test is performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss.

During the second quarter of 2023, the Company concluded it was more likely than not the fair value of the RU reporting unit was less than its carrying amount. Therefore, the Company performed a quantitative impairment test for the RU reporting unit as of May 31, 2023. As a result, the Company recorded a non-cash impairment charge of $53.0 million to reduce the carrying value of the RU goodwill to the implied fair value during the quarter ended June 30, 2023 and year ended December 31, 2023. Also during the second quarter of 2023, the Company recorded a non-cash impairment charge of $11.0 million to reduce the carrying value of RU intangible assets during the quarter ended June 30, 2023 and year ended December 31, 2023.

During the fourth quarter of 2023, the Company completed their annual assessment of goodwill and indefinite-lived intangibles for RU reporting unit. The annual assessment concluded that the fair value of goodwill and indefinite-lived intangibles for RU exceeded their carrying value, thereby resulting in no impairment loss.

Given the significant estimates and assumptions made by management to estimate the fair value of the RU reporting unit and the sensitivity of the estimated fair value to changes in those estimates and assumptions, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions utilized in its impairment assessment, particularly the forecasts of future revenue, the EBITDA margin, the selection of the discount rate, and the selection of the royalty rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included evaluating management's fair value estimate and significant assumptions, forecasts of future revenue, EBITDA margin, discount rate and royalty rate used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Our audit procedures related to the revenue projections, EBITDA margin, discount rate and royalty rate included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the RU reporting unit, such as controls related to management’s forecasts of future revenues, EBITDA margin, the selection of the discount rate and selection of the royalty rate.
•We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing management’s forecasts to:
◦historical results;
◦prior forecasts;
◦internal communications to the Company’s management and the board of directors; and
◦forecasted information included in the Company’s press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•We considered the impact of changes in the regulatory environment on management’s forecasts, as well as the Company’s historical enrollments and revenues.
•We evaluated the impact of changes in management’s forecasts from the interim impairment test date of May 31, 2023, and the annual impairment test date of October 31, 2023.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rate, long term growth rate and royalty rates used by testing the underlying source information, the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.
•We compared the carrying value for the reporting unit to amounts recorded by the Company.
•We recalculated the excess or deficit of fair value over the carrying value for the RU reporting unit.

/s/ Deloitte & Touche LLP
McLean, VA
March 5, 2024

We have served as the Company's auditor since 2018.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets

	As of December 31,
	2022	2023
	(In thousands, except per share amounts)
Assets
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$129,458	$144,342
Accounts receivable, net of allowance of $13,328 in 2022 and $15,359 in 2023	42,353	50,973
Prepaid expenses	11,409	13,032
Income tax receivable	2,871	474
Assets held for sale	—	8,561
Total current assets	186,091	217,382
Property and equipment, net	100,892	87,503
Operating lease assets, net	108,870	100,023
Deferred income taxes	35,355	51,360
Intangible assets, net	54,734	31,539
Goodwill	112,593	59,593
Other assets, net	16,521	9,986
Total assets	$615,056	$557,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,808	$8,663
Accrued compensation and benefits	15,010	16,711
Accrued liabilities	13,784	11,476
Deferred revenue and student deposits	23,760	23,830
Lease liabilities, current	14,396	13,309
Total current liabilities	70,758	73,989
Lease liabilities, long term	101,420	96,739
Long-term debt, net	93,151	94,682
Total liabilities	265,329	265,410
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized shares - 10,000,000; Series A Senior Preferred Stock, 400 shares issued or outstanding in 2022 and 2023, respectively. ($155,587 and $138,132 liquidation preference per share, $62,235 and $55,253 in aggregate, for 2022 and 2023, respectively) (Note 13)	39,691	39,691
Common Stock, $.01 par value; authorized shares - 100,000,000; 18,892,791 issued and outstanding in 2022; 17,604,371 issued and outstanding in 2023	189	176
Additional paid-in capital	292,854	299,561
Accumulated other comprehensive income	3,102	1,644
Retained earnings (accumulated deficit)	13,891	(49,096)
Total stockholders’ equity	349,727	291,976
Total liabilities and stockholders’ equity	$615,056	$557,386
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income

	Year Ended December 31,
	2021	2022	2023
	(In thousands, except per share amounts)
Revenue	$418,803	$606,328	$600,545
Costs and expenses:
Instructional costs and services	172,622	288,472	292,862
Selling and promotional	93,317	154,649	132,955
General and administrative	103,379	120,352	128,239
Depreciation and amortization	17,832	32,127	27,816
Impairment of goodwill and intangible assets	—	146,900	64,000
Loss on assets held for sale (Note 6)	—	—	2,425
Loss on disposals of long-lived assets	1,282	1,176	554
Total costs and expenses	388,432	743,676	648,851
Income (loss) from operations before interest and income taxes	30,371	(137,348)	(48,306)
Gain on acquisition (Note 3)	—	3,828	—
Interest expense, net	(4,277)	(17,728)	(4,459)
Income (loss) from operations before income taxes	26,094	(151,248)	(52,765)
Income tax expense (benefit)	7,511	(36,276)	(10,715)
Equity investment loss	(831)	(21)	(5,236)
Net income (loss)	17,752	(114,993)	(47,286)
Preferred stock dividends	—	48	6,008
Net income (loss) available to common stockholders	$17,752	$(115,041)	$(53,294)
Net income (loss) per common share:
Basic	$0.98	$(6.10)	$(2.94)
Diluted	$0.97	$(6.08)	$(2.93)
Weighted average number of shares outstanding:
Basic	18,085	18,859	18,112
Diluted	18,255	18,914	18,193
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income

	2021	2022	2023
	(In thousands)
Net income (loss)	$17,752	$(114,993)	$(47,286)
Other comprehensive (loss) income, net of tax:
Unrealized gain on hedging derivatives	149	4,429	924
Tax effect	(41)	(1,094)	(227)
Unrealized gain on hedging derivatives, net of taxes	108	3,335	697

Reclassifications of gains to net income	—	(453)	(2,857)
Tax effect	—	112	702
Reclassifications of gains to net income, net of taxes	—	(341)	(2,155)
Total other comprehensive income (loss)	$108	$2,994	$(1,458)

Comprehensive income (loss)	$17,860	$(111,999)	$(48,744)

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)
					Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	14,809,172	$148	$195,597	—	$111,180	$306,925
Issuance of common stock in public offering	—	—	3,680,000	37	86,168	—	—	86,205
Issuance of common stock under employee benefit plans	—	—	319,468	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(99,469)	(1)	(3,031)	—	—	(3,032)
Stock-based compensation	—	—	—	—	7,654	—	—	7,654
Other comprehensive income	—	—	—	—	—	108	—	108
Net income	—	—	—	—	—	—	17,752	17,752
Balance as of December 31, 2021	—	—	18,709,171	187	286,385	108	128,932	415,612
Issuance of preferred stock in private offering	400	39,691	—	—	—	—	—	39,691
Preferred Stock Dividends	—	—	—	—	—	—	(48)	(48)
Issuance of common stock under employee benefit plans	—	—	264,384	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(80,764)	(1)	(1,537)	—	—	(1,538)
Stock-based compensation	—	—	—	—	8,009	—	—	8,009
Other comprehensive income			—	—	—	2,994	—	2,994
Net loss	—	—	—	—	—	—	(114,993)	(114,993)
Balance as of December 31, 2022	400	39,691	18,892,791	189	292,854	3,102	13,891	349,727
Preferred Stock Dividends	—	—	—	—	—	—	(6,008)	(6,008)
Issuance of common stock under employee benefit plans	—	—	319,201	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(91,855)	(1)	(1,030)	—	—	(1,031)
Stock-based compensation	—	—	—	—	7,740	—	—	7,740
Repurchased and retired shares of common stock	—	—	(1,515,766)	(15)	—	—	(9,693)	(9,708)
Other comprehensive loss			—	—	—	(1,458)	—	(1,458)
Net loss	—	—	—	—	—	—	(47,286)	(47,286)
Balance as of December 31, 2023	400	$39,691	17,604,371	$176	$299,561	$1,644	$(49,096)	$291,976
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2022	2023
Operating activities	(In thousands)
Net income (loss)	$17,752	$(114,993)	$(47,286)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,832	32,127	27,816
Amortization and write-off of debt issuance costs	885	6,480	1,631
Stock-based compensation	7,654	8,009	7,740
Equity investment loss	831	21	5,236
Deferred income taxes	5,530	(41,910)	(16,005)
Loss on assets held for sale	—	—	2,425
Loss on disposal of long-lived assets	1,282	1,176	554
Gain on acquisition	—	(3,828)	—
Impairment of goodwill and intangible assets	—	146,900	64,000
Other	15	16	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(7,637)	(2,045)	(8,620)
Prepaid expenses	(614)	354	(1,623)
Income tax receivable/payable	(5,481)	2,432	2,397
Operating lease assets, net	2,606	1,373	3,193
Other assets	(1,517)	519	(259)
Accounts payable	8,026	(10,207)	4,855
Accrued compensation and benefits	(3,406)	(141)	1,701
Accrued liabilities	(4,432)	2,917	(2,311)
Deferred revenue and student deposits	(23,061)	15	70
Net cash provided by operating activities	16,265	29,215	45,514
Investing activities
Cash paid for acquisition, net of cash acquired	(325,509)	1,951	—
Capital expenditures	(11,828)	(16,389)	(13,895)
Proceeds from the sale of real property	672	765	123
Net cash used in investing activities	(336,665)	(13,673)	(13,772)
Financing activities
Cash paid for repurchase of common/restricted stock	(3,032)	(1,538)	(10,739)
Preferred stock dividends paid	—	—	(6,005)
Cash received from issuance of common stock	86,205	—	—
Cash received from issuance of preferred stock	—	39,691	—
Cash paid for principal on borrowings and finance leases	(2,188)	(73,864)	(114)
Cash received from borrowings	175,000	—	—
Cash paid for debt issuance costs	(13,644)	—	—
Net cash provided by (used in) financing activities	242,341	(35,711)	(16,858)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(78,059)	(20,169)	14,884
Cash, cash equivalents, and restricted cash at beginning of period	227,686	149,627	129,458
Cash, cash equivalents, and restricted cash at end of period	$149,627	$129,458	$144,342
Supplemental disclosures of cash flow information
Interest paid	$3,676	$12,496	$10,603
Income taxes paid	$7,464	$3,996	$2,417

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
Note 1. Nature of the Business
    American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education and career learning to students through the following subsidiary institutions:

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

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students enrolled at eight campuses in three states. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES.

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

Please refer to “Note 16. Segment Information” for more information on the Company’s reporting segments.

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

The Company completed the acquisitions of RU, or the Rasmussen Acquisition, on September 1, 2021, or the RU Closing Date, and the acquisition of substantially all the assets of GSUSA, or the GSUSA Acquisition, on January 1, 2022, or the GSUSA Closing Date. Accordingly, the financial results of the Company as of and for any periods ended prior to the respective acquisition dates do not include the financial results of RU and GSUSA and therefore are not directly comparable.

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

Restricted cash. Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.3 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required, and a $0.7 million restricted certificate of deposit to secure a letter of credit in lieu of a security deposit for a RU leased campus. Restricted cash on the Consolidated Balance Sheets as of December 31, 2022 and 2023, excluding the restricted certificates of deposit, was $2.0 million and $2.7 million, respectively. Total restricted cash as of December 31, 2022 and 2023 was $26.9 million and $27.7 million, respectively.

Cash and cash equivalents and restricted cash as of December 31, 2022 and 2023 were as follows (in thousands):

	December 31, 2022	December 31, 2023
Cash, cash equivalents, and restricted cash	$129,458	$144,342
Less: restricted cash	(26,939)	(27,682)
Total unrestricted cash	$102,519	$116,660

Accounts receivable. The Company accounts for receivables in accordance with FASB ASC 310, Receivables. Tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments upon enrollment or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or tuition assistance, or TA, programs, that remit payments directly to the subsidiary institution. RU and HCN also offer extended payment plan options.

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

TA is billed by branch of service on a course-by-course basis when a student starts a course, whereas Title IV programs are billed based on the courses included in a student’s term. Effective January 1, 2024, APUS revised its billing policy for students utilizing TA, which previously ranged from two weeks to five weeks after course start date to nine weeks after the course start date. Billed accounts receivable are considered past due if the invoice has been outstanding for more than 30 days.

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

Assets Held For Sale. Assets held for sale represents real property located in Charles Town, West Virginia for the Company’s APUS Segment. Long-lived assets are classified as held for sale when the assets are expected to be sold and meet other held for sale criteria. For additional details regarding assets held for sale, please refer to “Note 6. Assets Held For Sale” in these Consolidated Financial Statements.

Property and equipment. All property and equipment is carried at cost less accumulated depreciation, except the acquired assets of RU and GSUSA, which were recorded at fair value at the respective closing dates of the acquisitions. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvement depreciation is calculated on a straight-line basis over the estimated useful life of the asset or the term of the lease. For tax purposes, different methods are used. Maintenance and repairs are expensed as incurred, while other costs are capitalized if they extend the useful life of the asset.

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

Indefinite-lived and finite-lived intangible assets acquired in business combinations are recorded at fair value on the acquisition date. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets.

For additional details regarding goodwill and intangible assets, please refer to “Note 7. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

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

Investments. The Company accounts for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments - Equity Method and Joint Ventures and FASB ASC 321, Investments - Equity Securities. The Company applies ASC 323 to investments when it has the ability to exercise significant influence but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as equity investment income or loss. Investments that do not meet the equity method requirements are accounted for using the cost method under ASC 321 with changes in the fair value of the investment reported in the Consolidated Statements of Income as equity investment income or loss.

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
During the third quarter of 2023, the Company evaluated its equity method and cost method investments for impairment and concluded the fair value of a cost method investment was less than its carrying amount. As a result, the Company recorded an investment loss of $5.2 million, during the third quarter of 2023. This investment loss is included in equity investment loss on the Consolidated Statements of Income and is due to the investee entering into an agreement to be sold which resulted in no sales proceeds to the Company. The investment loss recorded reduced the book value of the cost method investment to zero. There were no indicators of impairment during the years ended December 31, 2021 and 2022. The Company’s equity method and cost method investments are included in Other assets, net on the accompanying Consolidated Balance Sheets. As of December 31, 2023, the aggregate carrying amount of the Company’s investments accounted for under ASC 321 was approximately $3.3 million.
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

Deferred revenue and student deposits. Deferred revenue and student deposits was approximately $23.8 million at both December 31, 2022 and 2023. Deferred revenue includes payments that have been received from students for courses or terms that are still in process and student deposits represent cash received from students prior to the commencement of a course or term and are refundable to the student in the event the student withdrawals before the start of the course or term.

Series A Senior Preferred Stock. The Company accounts for preferred equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and has classified its Series A Senior Preferred Stock as permanent equity on the accompanying Consolidated Balance Sheets. The Series A Senior Preferred Stock is recorded net of issuance costs. Dividends on the Series A Senior Preferred Stock are presented in preferred stock dividends on the Consolidated Statements of Income. The Series A Senior Preferred Stock is a cumulative, perpetual, redeemable instrument. Dividends will be accrued as contractually obligated and paid upon approval by the Company’s Board of Directors.

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

The Company provides scholarships and grants to certain students to assist them financially and promote their enrollment. Scholarship assistance and technology fee grants of $54.6 million, $68.8 million, and $80.7 million were provided for the years ended December 31, 2021, 2022 and 2023, respectively, and are included as a reduction to revenue in the accompanying Consolidated Statements of Income.
Advertising costs. Advertising costs are expensed as incurred during the year. Advertising expenses for the years ended December 31, 2021, 2022 and 2023 were $60.3 million, $90.5 million, and $82.6 million, respectively, and are included in selling and promotional expenses in the accompanying Consolidated Statements of Income.
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
Under FASB ASC 740, Income Taxes, the Company is required to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined more likely than not to not be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. An uncertain tax position is reversed if it no longer meets the more likely than not threshold of being sustained. There were no material uncertain tax positions as of December 31, 2021, 2022 or 2023. The Company has not recorded any material interest or penalties during any of the years presented.
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

Judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, or PSUs, the level of performance that will be achieved and the number of shares that will be earned. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. If actual results differ significantly from these estimates, stock-based compensation expense could be higher or lower and have a material impact on the Company’s consolidated financial statements. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under ASC 718. For additional information regarding stock-based compensation, please refer to “Note 12. Stockholders’ Equity” in these Consolidated Financial Statements.

Net Income (loss) per common share. Net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) available to common stockholders is net income (loss) adjusted for preferred stock dividends declared. Diluted loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards.

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

    The Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued liabilities are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The valuation of the interest rate cap is measured as the present value of all expected future cash flows based on the Term Secured Overnight Financing Rate, or Term SOFR. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty. As such, the Company’s interest rate cap falls within Level 2 of the fair value hierarchy. The carrying value of long-term debt approximates fair value as it is based on a variable rate index.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision-maker, or CODM, and are included within each reported segments operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The guidance is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively unless it is impracticable to do so. Early adoption is permitted. We are currently evaluating the ASU to determine its impact on our Segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The guidance is effective for the fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and can be applied on either a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the ASU to determine its impact on our income tax disclosures.

Note 3. Acquisition Activity

On the RU Closing Date, the Company completed the Rasmussen Acquisition for an adjusted aggregate purchase price, subject to post-closing working capital adjustments, and net of cash acquired, of $325.5 million in cash.

The Company applied the acquisition method of accounting to the Rasmussen Acquisition, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable assets and liabilities assumed was allocated to goodwill. At the RU Closing Date, goodwill reflected the fair value associated with the RU workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that were expected to result from the acquisition. The goodwill recorded as part of the acquisition was allocated to the RU Segment in the amount of $217.4 million and is deductible for tax purposes.

The preliminary opening balance sheet was subject to adjustment based on a final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and goodwill. The Company had up to one year from the RU Closing Date, or the measurement period, to complete the allocation of the purchase price. The Company completed its assessment of the fair value of certain acquired assets and liabilities assumed during the measurement period, and, as a result, during the first quarter of 2022, recorded a $0.5 million increase in goodwill in connection with the Rasmussen Acquisition based on the final working capital adjustment. During the second quarters of 2022 and 2023, the Company recorded non-cash impairment charges of $131.4 million, and the corresponding tax impact of $36.0 million, and $53.0 million, and the corresponding tax impact of $15.8 million, respectively, to reduce the carrying value of RU Segment goodwill, as discussed further in “Note 7. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

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

The fair value of the identified intangible assets, including the trade name, student roster, and lead conversions was determined using the income-based approach. The fair value of accreditation, licensing, and Title IV, and curricula identified intangible assets was determined using the cost approach. The table below presents a summary of intangible assets acquired and the useful lives of these assets (in thousands):

Intangible Assets	Useful life	Amount
Trade name	Indefinite	$26,500
Accreditation, licensing, and Title IV	Indefinite	24,500
Student roster	2 years	20,000
Curricula	3 years	14,000
Lead conversions	2 years	1,500
		$86,500

During 2022 and 2023, the Company recorded non-cash impairment charges of $15.5 million and $11.0 million, respectively, to reduce the carrying value of RU Segment accreditation, licensing, and Title IV and trade name indefinite-lived intangible assets, as discussed further in “Note 7. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

Pro Forma Financial Information

The following unaudited pro forma information is presented as if the Rasmussen Acquisition occurred at the beginning of the earliest period presented. In preparing the pro forma results, the Company was required to make estimates and assumption including with respect to underlying financial performance, purchase accounting, appropriate depreciation and amortization methods, effective tax rate, and future interest rates, among other estimates and assumptions. The Company believes that these estimates and assumptions were reasonable under the circumstances. The pro forma results do not represent what may occur in the future as actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company’s Consolidated Financial Statements. The table below presents the Company’s pro forma combined revenue and net income for the year ended December 31, 2021 (in thousands):

Revenue	$600,984
Net Income	21,933

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

The Company applied the acquisition method of accounting to the GSUSA Acquisition, whereby the assets acquired and liabilities assumed were recognized at fair value on the GSUSA Closing Date. There was no goodwill recorded as a result of the GSUSA Acquisition, but an approximate $3.8 million noncash, non-taxable gain on the acquisition was recorded and is included as a separate line item on the Consolidated Statements of Income for the year ended December 31, 2022.

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

    Instructional services. Instructional services revenue includes tuition, contract training, technology, and laboratory fees. The Company generally recognizes revenue ratably as instructional services are provided over the course or term, which is, for APUS, either an eight- or sixteen-week course, for RU and HCN, a quarterly term, and for GSUSA, the length of the training program. Tuition is charged by course or term, technology fees are charged to APUS students on a per course basis, and technology and laboratory fees are charged to RU and HCN students on a per term basis, when applicable. Generally, instructional services are billed when a course or term begins and paid within thirty days of the bill date. In September 2023, APUS removed the technology fee for undergraduate students.

    Graduation fees. APUS graduation fee revenue represents a one-time, non-refundable fee per degree, charged to students upon submission of a program graduation application. Effective April 2023, the fee was increased from $100 to $150 per degree, which covers administrative costs associated with completing a review of the student’s academic and financial standing prior to graduation. The Company recognizes revenue once graduation review services are completed. Generally, graduation fees are billed and paid when the student submits the graduation application.

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

    Prior to September 2023, APUS provided an APUS-funded tuition grant for undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents. In September 2023, APUS removed these tuition grants and instead provided a Preferred Military Rate for undergraduate and master’s level courses for all U.S. active-duty service members, National Guard members, Reservists, and military families. In April 2023, coinciding with APUS tuition increases, APUS added a 10% APUS-funded Veteran Grant for veterans and veteran’s family members, on standard undergraduate and master’s level courses, partially offsetting the tuition increases for veteran students.

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

Disaggregation of Revenue
    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue within the reportable segments (in thousands):

	Year Ended December 31, 2021
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$281,689	$74,515	$38,569	$(183)	$394,590
Graduation fees	1,309	—	—	—	1,309
Textbook and other course materials	—	13,461	6,695	—	20,156
Other fees	702	1,507	539	—	2,748
Total Revenue	$283,700	$89,483	$45,803	$(183)	$418,803

	Year Ended December 31, 2022
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$283,079	$211,253	$39,505	$20,865	$554,702
Graduation fees	1,348	—	—	—	1,348
Textbook and other course materials	—	38,740	6,964	—	45,704
Other fees	701	3,264	609	—	4,574
Total Revenue	$285,128	$253,257	$47,078	$20,865	$606,328

	Year Ended December 31, 2023
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$300,794	$179,699	$47,998	$26,220	$554,711
Graduation fees	1,764	—	—	—	1,764
Textbook and other course materials	—	32,008	8,255	—	40,263
Other fees	745	2,379	683	—	3,807
Total Revenue	$303,303	$214,086	$56,936	$26,220	$600,545

The RU Segment reflects the operations of RU, which was acquired on the RU Closing Date. The Company did not consolidate the financial results of the RU Segment prior to the RU Closing Date.

Corporate and Other includes tuition and contract training revenue earned by GSUSA which was acquired on the GSUSA Closing Date, and the elimination of intersegment revenue. The APUS Segment charges the HCN Segment and corporate employees for the value of courses taken at APUS by HCN Segment employees and corporate employees.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of December 31, 2022 and December 31, 2023.
    The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at December 31, 2022 was $23.8 million and includes $13.0 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $10.8 million in consideration received in advance for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2023 was also

$23.8 million and includes $13.8 million in future revenue that has not yet been earned for courses and terms that are in progress as well as $10.0 million in student deposits.

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

Because RU and HCN’s terms coincide with the Company’s fiscal quarter periods, there are no refund liabilities as of December 31, 2022 and 2023 for RU or HCN.

Note 5. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful Life	2022	2023
		(in thousands)
Land	—	$8,798	$8,268
Building and building improvements	15 - 39 years	50,589	40,109
Leasehold improvements	up to 20 years	37,157	42,924
Office equipment	5 years	1,461	1,492
Computer equipment	3 - 5 years	23,658	27,493
Furniture and fixtures	5 - 7 years	17,924	18,493
Other capital assets	5 years	168	81
Software development	3 - 5 years	74,314	72,149
Program development	3 years	11,631	12,236
		225,700	223,245
Accumulated depreciation and amortization		124,808	135,742
		$100,892	$87,503

The Company disposed of long-lived assets resulting in a loss of $1.3 million, $1.2 million, and $0.6 million during the years ended December 31, 2021, 2022, and 2023, respectively. The disposals and losses were primarily related to assets no longer in use. The losses on long-lived assets are included as loss on disposals of long-lived assets in these Consolidated Financial Statements.

For the years ended December 31, 2021, 2022, and 2023, the APUS Segment sold certain excess real property and equipment located in Charles Town, West Virginia, for a net sales price of $0.7 million, $0.8 million, and $0.1 million, respectively, resulting in a loss on disposals of long-lived assets of $0.5 million, $0.4 million, and $0.1 million, respectively. The loss is included in loss on disposals of long-lived assets in these Consolidated Financial Statements.

During the years ended December 31, 2021, 2022, and 2023, the Company recorded depreciation expense of $12.7 million, $16.2 million and $15.6 million, respectively.

Note 6. Assets Held For Sale

Assets held for sale at December 31, 2023, represent excess real property located in Charles Town, West Virginia for the Company’s APUS Segment, which is no longer in use due to the relocation of employees to a new facility and the continued remote work of many employees following the abatement of the COVID-19 pandemic. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, the property is recorded at the lower of the carrying value or fair value, less costs to sell, until such time the asset is sold. The Company estimates the fair value of the real property is $9.0 million, which, after reduction for the estimated cost to sell of approximately $0.4 million, resulted in a loss of $2.4 million for the year ended December 31, 2023. The loss is included in loss on assets held for sale in these Consolidated Financial Statements.

Note 7. Goodwill and Intangible Assets

Goodwill

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

During the second quarter of 2022, the Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount as a result of RU’s under performance compared to projections at the time of acquisition, along with the decline in market value of the Company and comparable companies. Therefore, during the second quarter, the Company proceeded with an interim quantitative impairment test for the RU Segment. The implied fair value of RU Segment goodwill was calculated and compared to the recorded goodwill value. As a result, during the second quarter, the Company recorded a non-cash impairment charge of $131.4 million, and the corresponding tax impact of $36.0 million, to reduce the carrying value of RU Segment goodwill to $86.0 million. The goodwill impairment charge recorded eliminated the difference between the fair value of goodwill and the book value of RU Segment goodwill. During the fourth quarter of 2022, the Company completed its annual assessment of RU Segment goodwill for impairment and determined that the fair value was greater than the carrying value and therefore there was no impairment of RU Segment goodwill as of the valuation date which was October 31.

During the second quarter of 2023, the Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount resulting from RU’s underperformance when compared to 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and the Company’s market value. Therefore, during the second quarter, the Company proceeded with an interim quantitative impairment test for the RU Segment. The implied fair value of RU Segment goodwill was calculated and compared to the recorded goodwill value. As a result, the Company recorded a non-cash impairment charge of $53.0 million, and the corresponding tax impact of $15.8 million, to reduce the carrying value of RU Segment goodwill to $33.0 million. The impairment charge recorded eliminated the difference between the fair value and book value of RU Segment goodwill.
For the years ended December 31, 2021, 2022, and 2023, the Company completed its annual assessment of HCN goodwill and concluded that HCN’s fair value was more than the carrying value; consequently, there was no impairment.

The Company’s 2023 annual assessment during the fourth quarter of 2023 concluded that the fair value of RU and HCN exceeded their carrying values by approximately $32.4 million, or 25%, and $7.4 million, or 21%, respectively.

The Company engaged an independent valuation firm to assist with the valuations. The independent valuation firm weights the results of two different valuation methods to determine fair value: (1) discounted cash flow and (2) guideline public company. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the fair value of RU and HCN. Values derived under the two valuation methods were then weighted to estimate RU and HCN’s enterprise values. The income and cost approaches were used, as applicable, to value the RU and HCN’s indefinite-lived intangibles assets.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2022 and 2023 are as follows (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill

Goodwill as of December 31, 2021	$—	$216,923	$26,563	$243,486
Goodwill acquired		—		—
Impairment	—	(131,400)	—	(131,400)
Adjustments		507		507
Goodwill as of December 31, 2022	$—	$86,030	$26,563	$112,593
Goodwill acquired	—	—	—	—
Impairment	—	(53,000)	—	(53,000)
Adjustments	—	—	—	—
Goodwill as of December 31, 2023	$—	$33,030	$26,563	$59,593

Intangible Assets

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

The Company recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. During the years ended December 31, 2022 and 2023, the Company recorded amortization expense related to definite lived intangible assets of $15.8 million and $12.2 million, respectively. As of December 31, 2021, all recorded identified intangible assets with a definite useful life related to the acquisition of HCN were fully amortized.

At the acquisition dates, the useful life assigned to each type of intangible asset with a definite useful life was as follows:

Useful Life
Student contracts and relationships	2.5 years - 6 years
Non-compete agreements	5 years
Curricula	3 years
Accreditation and licensing	2.5 years
Lead conversions	2 years
Student Roster	2 years
Trade name	1 year

During the second and fourth quarters of 2022, the Company concluded it was more likely than not the fair value of the Company’s RU Segment intangible assets was less than its carrying amount as a result of RU’s under performance compared to projections at the time of acquisition, along with the decline in market value of the Company and comparable companies. As a result, the Company completed impairment tests related to the valuation of its RU Segment intangible assets during the second and fourth quarters. The implied fair value of intangible assets was calculated and compared to the recorded value and it was determined the fair value of the accreditation, licensing, and Title IV was $11.0 million, or $13.5 million less than its carrying value during the second quarter, and $9.0 million, or $2.0 million less than the carrying value in the fourth quarter. As a result, the Company recorded non-cash impairment charges of $15.5 million to reduce the carrying value of RU Segment indefinite-lived intangible assets during 2022. The impairment charges recorded eliminated the difference between the fair value of the accreditation, licensing, and Title IV indefinite-lived intangible assets, and the book value.

During the second quarter of 2023, the Company concluded it was more likely than not the fair value of the Company’s RU Segment intangible assets was less than its carrying amount resulting from RU’s underperformance when compared to 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and the Company’s market value. As a result, the Company completed an impairment test related to the valuation of RU Segment intangible assets during the second quarter. The implied fair value of intangible assets was calculated and compared to the recorded value and it was determined the fair value of the RU Segment trade name was $18.5 million, or $8.0 million less than its carrying value, and RU Segment accreditation, licensing, and Title IV was $6.0 million, or $3.0 million less than the carrying value during the second quarter. As a result, the Company recorded a non-cash impairment charge of $11.0 million to reduce the carrying values of the RU Segment indefinite-lived intangible assets during 2023. The impairment charge recorded eliminated the difference between the fair value of the trade name and accreditation, licensing, and Title IV indefinite-lived intangible assets, and the book value.

The following table represents the balance of the Company’s intangible assets as of December 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$13,333	$—	$6,667
Curricula	14,563	6,680	—	7,883
Student contracts and relationships	4,614	4,168	—	446
Lead conversions	1,500	1,000	—	500
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licensing	28	11	—	17
Total finite-lived intangible assets	$40,826	$25,313	$—	$15,513
Indefinite-lived intangible assets
Trade name	28,498	—	—	28,498
Accreditation, licensing, and Title IV	26,186	—	15,500	10,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	15,500	39,221
Total intangible assets	$95,547	$25,313	$15,500	$54,734

The following table represents the balance of the Company’s intangible assets as of December 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	11,400	—	3,163
Student and customer contracts and relationships	4,614	4,465	—	149
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licensing	28	22	—	6
Total finite-lived intangible assets	$40,826	$37,508	$—	$3,318
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$37,508	$26,500	$31,539

Finite-lived intangible assets are amortized in a manner that reflects the estimated economic benefit of the intangible assets and are amortized on a straight-line basis.

The future amortization of finite-lived intangible assets is as follows (in thousands):

Future Amortization of Intangibles	Amortization
2024	3,318
Total	$3,318

Determining fair value requires judgment and the use of significant estimates and assumptions, including fluctuations in enrollments, revenue growth rates, operating margins, discount rates, and future market conditions, among others. Given the current competitive and regulatory environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill and intangible asset impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill and intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the years ended December 31, 2021, 2022, and 2023 was approximately $7.5 million, $19.9 million, and $20.7 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the years ended December 31, 2022 and 2023 was $19.5 million and $20.2 million, respectively, and is included in operating cash flows.

Finance Leases

In connection with the GSUSA Acquisition, the Company acquired leases for copiers and printers that are classified as finance leases and expire on December 31, 2024. The Company pledged the assets financed to secure the outstanding lease obligations. As of December 31, 2023, the total finance lease liability was $0.1 million with an average interest rate of 3.75%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $0.1 million for the year ended December 31, 2023, and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

    The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of December 31, 2023 (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
2024	$17,999	$113
2025	17,341	—
2026	16,543	—
2027	16,583	—
2028	14,914	—
2029 and beyond	52,877	—
Total future minimum lease payments	$136,257	$113
Less: imputed interest	(26,320)	(2)
Present value of operating lease liabilities	$109,937	$111
Less: lease liabilities, current	(13,198)	(111)
Lease liabilities, long-term	$96,739	$—

Balance Sheet Classification
Current
Operating lease liabilities, current	$13,198
Finance lease liabilities, current	111
Long-term
Operating lease liabilities, long-term	96,739
Finance lease liabilities, long-term	—
Total lease liabilities	$110,048

Other Information
Weighted average remaining lease term (in years)
Operating leases	8.35
Finance leases	1.00
Weighted average discount rate
Operating leases	4.6%
Finance leases	3.8%

Note 9. Long-Term Debt

In connection with the Rasmussen Acquisition, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on the RU Closing Date and is presented net of deferred financing fees on the Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of December 31, 2022 and 2023, the remaining unamortized deferred financing fees were $5.9 million and $4.4 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding on the Revolving Credit Facility as of December 31, 2022 and 2023.

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

In June 2023, in connection with the cessation of publication of the London Interbank Offered Rate, or LIBOR, the Credit Agreement was amended to change the applicable floating index rate at which interest on borrowings under the Facilities would accrue from LIBOR to Term Secured Overnight Financing Rate, or Term SOFR (as defined in the Credit Agreement, as amended), a forward-looking term rate. Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term SOFR (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI and subject to a 0.75% floor after giving effect to such adjustment) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of December 31, 2023, the Facilities borrowing rate was 10.96% excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility. APEI is required to make principal payments of the Term Loan on the last day of each quarter, commencing with the quarter ended December 31, 2021, in an amount equal to $2.2 million per quarter. During the years ended December 31, 2021, 2022, and 2023, APEI paid $4.6 million, $18.7 million, and $9.6 million, respectively, of interest, amortization of debt issuance costs, and unused commitment fees related to its Term Loan and Revolving Credit Facility.

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

Subject to certain exceptions, including debt prepayments, the Term Loan contains mandatory prepayment requirements, including with respect to excess cash flow, proceeds of certain asset sales, casualty and condemnation events, and unpermitted debt issuances. With the December 2022 debt prepayment, APEI had no mandatory prepayment obligation for the year ended December 31, 2023.

The Facilities are and will be guaranteed by APEI’s subsidiaries and certain of APEI’s future subsidiaries that are required to become a party thereto as guarantors (collectively, the “Guarantors”). The obligations of APEI and the Guarantors are secured by a pledge of substantially all of their respective assets pursuant to the terms of the Collateral Agreement dated as of the RU Closing Date by and among APEI, the Agent and the Guarantors from time to time party thereto (the “Collateral Agreement”).

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.00 to 1.00. As of December 31, 2023, the Company was in compliance with all debt covenants.

Please refer to “Note 13. Preferred Stock” in these Consolidated Financial Statements for information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock.

Long-term debt consists of the following (in thousands):

	As of December 31,
	2022	2023
Credit agreement	$99,063	$99,063
Deferred financing fees	(5,912)	(4,381)
	93,151	94,682
Less: Current portion	—	—
	$93,151	$94,682

Scheduled maturities of long-term debt at December 31, 2023 are as follows (in thousands):

Maturities of Long-Term Debt	Loan Payments
2027	99,063
Total	$99,063

Derivatives and Hedging

The Company is subject to interest rate risk as all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. This interest rate cap agreement, designated as a cash flow hedge, provided the Company with interest rate protection in the event the LIBOR rate exceeded 2.0%. The interest rate cap was effective October 1, 2021 and was scheduled to expire on January 1, 2025.

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

At December 31, 2023, the $2.6 million fair value of the interest rate cap is recorded in other assets in the Consolidated Balance Sheets. The unrealized gain of $0.9 million is included within other comprehensive income.

For the years ended December 31, 2022 and 2023, the Company reclassified approximately $0.5 million and $2.9 million, respectively, from other comprehensive income to interest expense. The Company estimates that approximately $2.3 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

Note 10. Income Taxes

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2021	2022	2023

Current income tax expense:
Federal	$513	$4,293	$2,384
State	1,535	2,086	2,430
	2,048	6,379	4,814
Deferred income tax expense (benefit):
Federal	4,948	(36,395)	(12,713)
State	515	(6,260)	(2,816)
	5,463	(42,655)	(15,529)
Income tax expense (benefit)	$7,511	$(36,276)	$(10,715)

The tax effects of principal temporary differences are as follows (in thousands):

	As of December 31,
	2022	2023

Deferred tax assets
Goodwill and intangibles	$34,001	$47,147
Operating lease liability	28,657	27,370
Allowance for doubtful accounts	3,172	3,046
Interest expenses	1,572	1,108
Restricted stock	1,367	1,445
Accrued vacation and severance	727	418
Investment	771	2,071
Other	206	683
Stock option compensation expense	232	305
Deferred revenue	36	36
Total gross deferred tax assets	70,741	83,629
Valuation allowance	(547)	(2,160)
Total net deferred tax assets	70,194	81,469
Deferred tax liabilities
Income tax deductible capitalized software development costs	(1,273)	(745)
Operating lease asset	(27,026)	(24,931)
Property and equipment	(3,622)	(3,722)
Accounts receivable	(1,434)	—
Prepaid expenses	(437)	(167)
Other comprehensive income - unrealized gain on interest rate cap	(1,047)	(544)
Total deferred tax liabilities	(34,839)	(30,109)
Deferred tax assets, net	$35,355	$51,360

At December 31, 2023, the Company had apportioned state net operating loss carryforwards of $4.4 million and federal capital loss carryforwards of $7.9 million, respectively, which are available to offset future taxable income. At December 31, 2022, the Company had apportioned state net operating loss carryforwards of $2.4 million and federal capital loss carryforwards of $1.8 million, respectively, which are available to offset future taxable income. The federal capital loss carryforwards will begin to expire in 2026 while the state net operating loss carryforwards will begin to expire in various years from 2037 through 2043. The amount of state net operating losses that can be carried forward indefinitely is $2.7 million. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.

Income tax expense (benefit) differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to the application of state apportionment laws, permanent tax differences, and other temporary differences (in thousands):

	Year Ended December 31,
	2021		2022		2023
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$5,305	21.00%	$(31,778)	21.00%	$(12,180)	21.00%
State taxes, net	1,576	6.24%	(4,163)	2.75%	(1,084)	1.87%
Permanent differences	678	2.68%	318	(0.21)%	270	(0.47)%
Equity-based compensation benefits	(219)	(0.87)%	479	(0.32)%	837	(1.44)%
Gain on acquisition	—	—%	(947)	0.63%	—	—%
Valuation allowance	206	0.82%	(197)	0.13%	1,614	(2.78)%
Other	(35)	(0.14)%	12	(0.01)%	(172)	0.29%
	$7,511	29.73%	$(36,276)	23.97%	$(10,715)	18.47%
    Permanent differences in the table above are mainly attributable to executive and stock compensation, nondeductible meals and entertainment expenses, and non-deductible employer contributions to the American Public Education, Inc. Employee Stock Purchase Plan, or the ESPP.

    There were no material uncertain tax positions as of December 31, 2021, 2022, or 2023. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.
The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For U.S. federal and state tax purposes, tax years 2020-2022 remain open to examination.

Note 11. Other Employee Benefits
The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to its eligible employees. Participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and Internal Revenue Service limits. The plan provides for Company discretionary profit-sharing contributions at matching percentages. The Company made discretionary contributions to the plan of $5.1 million, $6.2 million, and $6.3 million for the years ended December 31, 2021, 2022, and 2023, respectively.
The Company has established the ESPP with quarterly enrollment periods. Eligible participants may only enter the plan and establish their withholdings at the start of an enrollment period. Participating employees may withdraw from the plan and end payroll deductions at any time up to five days before the share purchase date and funds will be returned to them. Under the ESPP, participating employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its fair market value on the last day of the quarterly period. The total value of contributions per participant may not exceed $21,000 annually or the value of the common stock purchased per participant cannot exceed $25,000. In 2014, 2020, and again in 2023, the Company’s stockholders approved amendments to the plan increasing the number of shares available for purchase by participating employees and extended the term of the ESPP. Effective December 31, 2023, the Company elected to suspend the ESPP. Beginning January 1, 2024, eligible employees may no longer purchase shares of the Company’s common stock through the ESPP until such time as the Company reinstates the plan.

Shares purchased in the open market for issuance to employees pursuant to the plan for the years ended December 31, 2021, 2022, and 2023 were as follows:

Purchase Date	Shares	Common Stock Fair Value	Purchase Price	Compensation Expense
March 31, 2021	3,284	$35.63	$30.29	$17,550
June 30, 2021	3,527	$28.34	$24.09	$14,993
September 30, 2021	5,203	$25.61	$21.77	$19,987
December 31, 2021	5,583	$22.25	$18.91	$18,633
Total/Weighted Average	17,597	$27.86	$23.68	$71,163
March 31, 2022	9,112	$21.24	$18.05	$29,031
June 30, 2022	12,380	$16.16	$13.74	$30,009
September 30, 2022	23,407	$9.14	$7.77	$32,091
December 31, 2022	15,947	$12.86	$10.93	$30,762
Total/Weighted Average	60,846	$13.36	$11.35	$121,893
March 31, 2023	20,002	$5.42	$4.61	$16,262
June 30, 2023	41,729	$4.74	$4.03	$29,669
September 30, 2023	34,332	$4.71	$4.00	$24,256
December 31, 2023	16,488	$9.96	$8.47	$24,633
Total/Weighted Average	112,551	$5.62	$4.77	$94,820

Note 12. Stockholders’ Equity
Stock Incentive Plans
    The American Public Education, Inc. 2017 Omnibus Incentive Plan, or 2017 Incentive Plan, became effective on May 12, 2017, or the Effective Date. Upon effectiveness of the 2017 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan. The 2017 Incentive Plan allows the Company to grant up to 1,675,000 shares, as well as shares of the Company’s common stock that were available for issuance under the 2011 Incentive Plan as of the Effective Date. In addition, the number of shares of common stock available under the 2017 Incentive Plan was increased from time to time by the number of shares subject to outstanding awards granted under the 2011 Incentive Plan that terminate by expiration, forfeiture, cancellation or otherwise without issuance of such shares following the Effective Date. On May 15, 2020, the Company’s stockholders approved an amendment to the 2017 Incentive Plan to increase the number of shares available for issuance thereunder by 1,425,000 and to extend the term of the 2017 Plan to May 15, 2030, as well as to clarify limitations on repricing. On May 20, 2022, the Company’s stockholders approved an amendment to the 2017 Incentive Plan to increase the number of shares available for issuance thereunder by 1,125,000 and to clarify provisions on vesting in dividends or dividend equivalent rights paid on unvested awards and the determination of fair market value. On May 19, 2023, the Company’s stockholders approved an amendment to increase the number of shares available for issuance thereunder by 1,200,000. Grants under the 2017 Incentive Plan generally vest over a period of three years and the Company recognizes compensation expense over that period. The 2017 Incentive Plan includes a provision that allows individuals who have reached certain service and retirement eligibility criteria on the date of grant an accelerated service period of one year. The Company recognizes compensation expense for these individuals over the accelerated period. As of December 31, 2023, all shares subject to outstanding awards are under the 2017 Incentive Plan.

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

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2020	526,800	$26.43
Shares granted	343,851	29.50
Vested shares	(268,329)	26.66
Shares forfeited	(95,535)	28.78
Non vested, December 31, 2021	506,787	$27.68

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2021	506,787	$27.68
Shares granted	617,830	20.10
Vested shares	(267,554)	27.29
Shares forfeited	(187,390)	24.20
Non vested, December 31, 2022	669,673	$22.00

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2022	669,673	$22.00
Shares granted	831,746	11.83
Vested shares	(319,225)	22.03
Shares forfeited	(130,030)	17.53
Non vested, December 31, 2023	1,052,164	$14.74
For the years ended December 31, 2021, 2022, and 2023, there were 3,233, 490,127, and 885,080 shares of anti-dilutive restricted stock or restricted stock units, respectively, excluded in the computation of diluted net income per common share.

At December 31, 2023, total unrecognized compensation expense in the amount of $8.3 million relates to non-vested restricted stock and restricted stock units, which will be recognized over a weighted average period of 1.7 years.

As a result of termination of employment, the Company accepted the following common shares for forfeiture: 89,944 shares for $2,581,284 in 2021, 181,801 shares for $4,339,191 in 2022, and 110,632 shares for $1,866,736 in 2023.

Option Awards
The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the Company’s common stock. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity for the same maturity as the estimated life of the option, quoted on an investment basis in effect at the time of grant for that business day. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not necessarily indicative of the reasonableness of the original estimates of fair value made under ASC 718. Options currently outstanding vest ratably over a period of three years and expire ten years from the date of grant.
The table below sets forth stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2020	60,504	$26.45	8.96	$264
Options granted	51,230	27.72	10	$—
Awards exercised	—	—
Options forfeited	(10,214)	30.83
Outstanding, December 31, 2021	101,520	$26.65	8.39	$—
Exercisable, December 31, 2021	34,547	$25.34	7.10	$—

The table below sets forth stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2021	101,520	$26.65	8.39	$—
Options granted	56,249	13.90	10	$—
Awards exercised	—	—
Options forfeited	(24,181)	27.99
Outstanding, December 31, 2022	133,588	$21.04	8.09	$37
Exercisable, December 31, 2022	58,782	$25.19	6.59	$—

The table below sets forth stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2022	133,588	$21.04	8.09	$37
Options granted	33,762	6.71	10	$—
Awards exercised	—	—
Options forfeited	(3,968)	26.20
Outstanding, December 31, 2023	163,382	$17.95	7.73	$119
Exercisable, December 31, 2023	83,644	$23.16	6.78	$—

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted:

	Year Ended December 31,
	2021	2022	2023
Expected volatility	44.18%	48.08%	53.50%
Expected dividends	—%	—%	—%
Expected term, in years	10	10	10
Risk-free interest rate	1.35%	2.95%	3.49%
Weighted-average fair value of options granted during the year	$15.13	$8.53	$4.44
For the years ended December 31, 2021, 2022, and 2023, there were 101,520, 133,588, and 163,382 anti-dilutive stock options, respectively, excluded from the calculation of diluted net income per share.
At December 31, 2023, total unrecognized compensation expense in the amount of $0.4 million relates to non-vested stock options, which will be recognized over a weighted average period of 1.6 years.
Stock-Based Compensation Expense
For the years ended December 31, 2021, 2022, and 2023, the Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2022	2023
	(In thousands)
Instructional costs and services	$1,480	$1,254	$895
Selling and promotional	771	823	490
General and administrative	5,403	5,932	6,355
Total stock-based compensation expense	$7,654	$8,009	$7,740
The Company recognized income tax benefits of $2.3 million, $1.5 million, and $1.1 million from vested restricted stock and restricted stock units for the years ended December 31, 2021, 2022, and 2023, respectively.

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

On May 2, 2019, the Company’s Board of Directors authorized the repurchase of up to $35.0 million of the Company’s shares of common stock, and on December 5, 2019, the Board approved an additional authorization of up to $25.0 million of shares, of which approximately $8.4 million remained available at December 31, 2022. Further, on November 27, 2023, the Company’s Board of Directors authorized a new program to repurchase up to an additional $10.0 million of shares of the Company’s common stock. Subject to market conditions, applicable legal requirements, and other factors, the repurchases under these authorizations may be made from time to time in the open market or in privately negotiated transactions. The authorizations do not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors the Company deem appropriate. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under these authorizations. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. The Company has no obligation to repurchase shares and may modify, suspend or discontinue the repurchase program at any time. The authorization under this program is in addition to the Company’s repurchase program under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued in that year under its equity incentive and stock purchase plan.

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

During the year ended December 31, 2023, the Company repurchased 1,515,766 shares of common stock for $9.7 million. As of December 31, 2023, the Company has $8.8 million remaining under its share repurchase authorizations. For the period January 1, 2024 through January 31, 2024, we repurchased an additional 251,000 shares for $2.8 million. Effective February 1, 2024, the Company ceased purchases under this purchase authorization.

During the years ended December 31, 2021, 2022, and 2023, the Company was deemed to have repurchased 99,469, 80,764, and 91,855 shares, respectively, of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by the Company’s Board of Directors as described above.

Note 13. Preferred Stock
On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.
The Series A Senior Preferred Stock has cumulative dividends that accrue daily at the annual rate which is equal to Term SOFR (selected by the Company for each divided period), plus 10.00%. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6.00% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of December 31, 2023, the dividend rate was 15.35% based on a three-month dividend period. Dividend periods will be monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates using a three-month period. Dividends will be paid, after declaration by the Company’s Board of Directors, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the year ended December 31, 2023, $6.0 million of dividends were declared and paid on the Series A Senior Preferred Stock.

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

The Liquidation Preference of $62.2 million and $55.3 million of December 31, 2022 and 2023, respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of December 31, 2022 and 2023, the make-whole payment included in the Liquidation Preference was $19.3 million and $12.3 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025, at which time it will be eliminated. Events of default trigger an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The following table lists the components of the liquidation preference for the periods presented below (in thousands):

	As of December 31, 2022	As of December 31, 2023

Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,069	$40,072
Make whole payment	19,251	12,266
Early redemption premium	2,915	2,915
Liquidation Preference	$62,235	$55,253

The Series A Senior Preferred Stock has no voting rights for directors or otherwise, except as required by law or with respect to certain protective provisions. However, holders of our Series A Senior Preferred Stock have certain consent rights that limit our ability to obtain debt or preferred stock financing or take certain other corporate actions. Without the consent of at least 60% of the then outstanding shares of Series A Senior Preferred Stock, with certain exceptions, the Company may not, among other things, (i) incur any indebtedness if such incurrence would cause the Company’s Total Net Leverage Ratio (as defined in the Purchase Agreement) to exceed 0.75 to 1.00, (ii) issue any capital stock senior to or pari passu with the Series A Senior Preferred Stock, (iii) declare or pay any cash dividends on the Company’s common stock, or (iv) repurchase more than an aggregate of $30 million of the Company’s common stock.
Note 14. Contingencies
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

Note 15. Concentration
    Students utilize various payment sources and programs to finance their education expenses, including funds from: Department of Defense, or DoD, TA programs, education benefit programs administered by the U.S. Department of Veteran’s Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. As of December 31, 2023, approximately 66% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active-duty military students generally take fewer courses per year on average than non-military students.
    A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2021	2022	2023
DoD tuition assistance programs	45%	47%	48%
VA education benefits	21%	21%	22%
Title IV programs	20%	18%	17%
Cash and other sources	14%	13%	13%

A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2021	2022	2023
Title IV programs	76%	74%	75%
Cash and other sources	22%	24%	23%
VA education benefits	2%	2%	2%

A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2021	2022	2023
Title IV programs	81%	80%	82%
Cash and other sources	17%	18%	16%
VA education benefits	2%	2%	2%

Reductions in or changes to TA, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s operations and financial condition.

Note 16. Segment Information
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

A summary of financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2021	2022	2023
Revenue
APUS Segment	$283,700	$285,128	$303,303
RU Segment	89,483	253,257	214,086
HCN Segment	45,803	47,078	56,936
Corporate and Other	(183)	20,865	26,220
Total revenue	$418,803	$606,328	$600,545
Depreciation and amortization
APUS Segment	$9,064	$6,373	$5,284
RU Segment	7,989	24,206	20,627
HCN Segment	738	958	1,253
Corporate and Other	41	590	652
Total depreciation and amortization	$17,832	$32,127	$27,816
Income (loss) from operations before interest and income taxes
APUS Segment	$51,050	$58,452	$84,426
RU Segment	1,630	(166,557)	(103,575)
HCN Segment	1,829	(4,011)	(1,396)
Corporate and Other	(24,138)	(25,232)	(27,761)
Total income (loss) from operations before interest and income taxes	$30,371	$(137,348)	$(48,306)
Interest income (expense)
APUS Segment	$210	$219	$1,882
RU Segment	132	79	11
HCN Segment	9	23	95
Corporate and Other	(4,628)	(18,049)	(6,447)
Total interest income (expense)	$(4,277)	$(17,728)	$(4,459)
Income tax expense (benefit)
APUS Segment	$14,023	$16,465	$23,530
RU Segment	509	(41,651)	(26,103)
HCN Segment	522	(1,026)	(211)
Corporate and Other	(7,543)	(10,064)	(7,931)
Total income tax expense (benefit)	$7,511	$(36,276)	$(10,715)
Capital expenditures
APUS Segment	$3,902	$3,817	$4,458
RU Segment	5,987	9,263	4,499
HCN Segment	1,939	3,134	2,882
Corporate and Other	—	175	2,056
Total capital Expenditures	$11,828	$16,389	$13,895

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
	2022	2023
Assets
APUS Segment	$113,551	$108,749
RU Segment	300,625	220,901
HCN Segment	59,820	60,270
Corporate and Other	141,060	167,466
Total assets	$615,056	$557,386

Note 17. Subsequent Event
In February 2024, the Company elected to terminate its RU Segment lease for a planned Dallas, Texas campus. The Company paid a lease termination fee of $2.2 million, and recorded a loss of $2.1 million in the first quarter of 2024 as a result of this lease termination.

Note 18. Quarterly Financial Summary (unaudited)
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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2022
Revenue	$154,747	$149,608	$149,535	$152,438
Income (loss) from operations before income taxes	6,378	(145,355)	(4,620)	(7,651)
Net income (loss) available to common stockholders	5,333	(110,029)	(3,762)	(6,583)
Net income (loss) per common share:
Basic	$0.28	$(5.83)	$(0.20)	$(0.35)
Diluted	$0.28	$(5.82)	$(0.20)	$(0.35)
2023
Revenue	$149,689	$147,214	$150,838	$152,804
Income (loss) from operations before income taxes	(7,149)	(66,365)	5,608	15,141
Net income (loss) available to common stockholders	(7,197)	(52,719)	(4,853)	11,475
Net income (loss) per common share:
Basic	$(0.38)	$(2.94)	$(0.27)	$0.65
Diluted	$(0.38)	$(2.93)	$(0.27)	$0.64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2023 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Deloitte & Touche LLP, which audited and reported on our Consolidated Financial Statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Public Education, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 5, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
March 5, 2024

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Additional Information
The additional information regarding directors, executive officers, and corporate governance required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders, or our Proxy Statement, which will be filed with the Securities and Exchange Commission, or the SEC, no later than 120 days following December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated by reference from the information contained in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2023.

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

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

2.1	Membership Interest Purchase Agreement dated October 28, 2020, by and among American Public Education Inc., FAH Education, LLC, Rasmussen, LLC, and Rasmussen College, LLC (5)
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fifth Amended and Restated Bylaws of the Company (15)
3.3	Certificate of Designation of Series A Senior Preferred Stock (16)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
4.2	Description of Securities (17)
10.1+	American Public Education, Inc. 2017 Omnibus Incentive Plan (7)
10.2+	Amendment Number One to the American Public Education, Inc. 2017 Omnibus Incentive Plan (9)
10.3+	Amendment Number Two to the American Public Education, Inc. 2017 Omnibus Incentive Plan (14)
10.4+	Amendment Number Three to the American Public Education, Inc. 2017 Omnibus Incentive Plan (18)
10.5+	American Public Education, Inc. Executive Severance Plan (7)
10.6+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.7+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (4)
10.8+	Amendment Number Two to the American Public Education, Inc. Employee Stock Purchase Plan (9)
10.9+	Amendment Number Three to the American Public Education, Inc. Employee Stock Purchase Plan (19)
10.10+	APUS Non-Qualified Plan (6)
10.11+	Form of Indemnification Agreement with directors and executive officers (2)
10.12+	Executive Employment Agreement, dated August 21, 2019, by and between American Public Education, Inc. and Angela Selden (8)
10.13+	Amendment to Executive Employment Agreement, dated September 23, 2020, by and between American Public Education, Inc. and Angela Selden (10)
10.14+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (3)
10.15*	D2L Master Terms and Conditions Agreement, dated as of October 31, 2019 by and between American Public University System, Inc. and D2L Ltd (11)
10.16
Credit Agreement, dated September 1, 2021, by and among American Public Education, Inc., the Lenders and Issuing Banks from time to time party thereto, Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc., and Truist Securities, Inc. (12)

10.17	Amendment No. 1 to Credit Agreement, dated June 12, 2023, by and among American Public Education, Inc., Macquarie Capital Funding LLC, as administrative agent for the Lenders (20)
10.18
Collateral Agreement, dated September 1, 2021, by and among American Public Education, Inc., Macquarie Capital Funding LLC, as administrative agent and collateral agent and the Guarantors from time to time party thereto. (12)

10.19*	Third Amended and Restated Information Technology Services Agreement, dated October 1, 2016, by and between Rasmussen College Inc. and Collegis, LLC (13)
10.20*
Statement of Work #4, dated March 15, 2019, by and between Collegis, LLC, and Rasmussen College, LLC, subject to the terms of the Third Amended and Restated Information Technology Services Agreement, dated October 1, 2016. (13)

10.21*
Series A Senior Preferred Stock Purchase Agreement, dated December 28, 2022, by and between American Public Education, Inc. and Redwood Master Fund, Ltd., Redwood Drawdown Master Fund III, L.P., MSD SIF Holdings II, L.P. and MSD Special Investments Fund II, L.P. (16)

10.22	Cooperation Agreement, dated March 20, 2023, by and among 325 Capital LLC, 325 Capital Master Fund LP, 325 Capital GP LLC, Daniel M. Friedberg, Anil K. Shrivastava, and Michael D. Braner (21)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97	Incentive Compensation Recovery Policy (filed herewith)

EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the Commission on August 5, 2014.
(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on June 17, 2014.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on October 29, 2020.
(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33810), filed with the Commission on February 27, 2014.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 15, 2017.
(8)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on August 22, 2019.
(9)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the Commission on May 18, 2020.
(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-33810), filed with the Commission on November 9, 2020.
(11)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-33810) filed with the Commission on March 9, 2021.
(12)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on September 2, 2021.
(13)
Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (File No. 001-33810) filed with the Commission on November 8, 2021.

(14)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on May 24, 2022.
(15)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on December 23, 2022.
(16)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the Commission on December 28, 2022.
(17)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K (File No. 001-33810) filed with the SEC on March 14, 2023.
(18)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on May 22, 2023.
(19)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 001-33810) filed with the SEC on June 7, 2023.
(20)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (File No. 001-33810) filed with the Commission on August 8, 2023.
(21)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on March 20, 2023.

AMERICAN PUBLIC EDUCATION, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2023:
American Public University System Segment	$1,711	$2,694	$(1,635)	$2,770
Rasmussen University Segment	4,547	8,694	(9,319)	3,922
Hondros College of Nursing Segment	6,938	5,691	(4,499)	8,130
Corporate and Other	132	405	—	537
Allowance for receivables	$13,328	$17,484	$(15,453)	$15,359
Year ended December 31, 2022:
American Public University System Segment	$1,750	$1,658	$(1,697)	$1,711
Rasmussen University Segment	3,444	8,657	(7,554)	4,547
Hondros College of Nursing Segment	6,202	4,706	(3,970)	6,938
Corporate and Other[2]	—	132	—	132
Allowance for receivables	$11,396	$15,153	$(13,221)	$13,328
Year ended December 31, 2021:
American Public University System Segment	$2,196	$1,693	$(2,139)	$1,750
Rasmussen University Segment[1]	—	5,902	(2,458)	3,444
Hondros College of Nursing Segment	3,787	4,293	(1,878)	6,202
Allowance for receivables	$5,983	$11,888	$(6,475)	$11,396

1Rasmussen University Segment additions include $3.5 million beginning balance as of September 1, 2021.
2Corporate and Other includes activity for GSUSA as of January 1, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	March 5, 2024	By:	/s/ Angela K. Selden
		Name:	Angela K. Selden
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Angela K. Selden	March 5, 2024	President, Chief Executive Officer and Director
Angela K. Selden		(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr., CPA	March 5, 2024	Executive Vice President and
Richard W. Sunderland, Jr., CPA		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	March 5, 2024	Chairperson of the Board of Directors
Eric C. Andersen

*	March 5, 2024	Director
Granetta B. Blevins

*	March 5, 2024	Director
Michael D. Braner

*	March 5, 2024	Director
Anna M. Fabrega

*	March 5, 2024	Director
Jean C. Halle

*	March 5, 2024	Director
James Kenigsberg

*	March 5, 2024	Director
Dr. Barbara L. Kurshan

*	March 5, 2024	Director
Daniel S. Pianko

*	March 5, 2024	Director
William G. Robinson, Jr.

* Richard W. Sunderland, Jr., by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ Richard W. Sunderland, Jr.
Richard W. Sunderland, Jr.

Attorney in Fact