Form 10-Q
period 2024-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2024-05-07
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of May 3, 2024 was 17,575,065.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of March 31, 2024	As of December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$153,197	$144,342
Accounts receivable, net of allowance of $18,744 in 2024 and $15,359 in 2023	44,571	50,973
Prepaid expenses	17,110	13,032
Income tax receivable	318	474
Assets held for sale	8,561	8,561
Total current assets	223,757	217,382
Property and equipment, net	89,822	87,503
Operating lease assets, net	97,585	100,023
Deferred income taxes	51,017	51,360
Intangible assets, net	30,282	31,539
Goodwill	59,593	59,593
Other assets, net	6,924	9,986
Total assets	$558,980	$557,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,338	$8,663
Accrued compensation and benefits	16,742	16,711
Accrued liabilities	15,364	11,476
Deferred revenue and student deposits	26,934	23,830
Lease liabilities, current	13,247	13,309
Total current liabilities	79,625	73,989
Lease liabilities, long-term	95,842	96,739
Long-term debt, net	95,040	94,682
Total liabilities	270,507	265,410
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2024 and 2023, respectively. ($133,053 and $138,132 liquidation preference per share, $53,221 and $55,253 in aggregate, for 2024 and 2023, respectively) (Note 11)	39,691	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 17,571,095 issued and outstanding in 2024; 17,604,371 issued and outstanding in 2023	176	176
Additional paid-in capital	300,137	299,561
Accumulated other comprehensive income	1,350	1,644
Accumulated deficit	(52,881)	(49,096)
Total stockholders’ equity	288,473	291,976
Total liabilities and stockholders’ equity	$558,980	$557,386

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenue	$154,432	$149,689
Costs and expenses:
Instructional costs and services	72,425	73,889
Selling and promotional	32,456	39,924
General and administrative	36,277	33,489
Depreciation and amortization	5,128	7,756
Loss on leases (Note 4)	2,936	—
Loss on disposals of long-lived assets	28	1
Total costs and expenses	149,250	155,059
Income (loss) from operations before interest and income taxes	5,182	(5,370)
Interest expense, net	(126)	(1,779)
Income (loss) before income taxes	5,056	(7,149)
Income tax expense (benefit)	1,213	(1,414)
Equity investment loss	(3,327)	(5)
Net income (loss)	516	$(5,740)
Preferred stock dividends	1,535	1,457
Net loss available to common stockholders	$(1,019)	$(7,197)

Loss per common share:
Basic	$(0.06)	$(0.38)
Diluted	$(0.06)	$(0.38)
Weighted average number of common shares:
Basic	17,510	18,982
Diluted	17,811	19,072

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net income (loss)	$516	$(5,740)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on hedging derivatives	396	(28)
Tax effect	(98)	6
Unrealized gain (loss) on hedging derivatives, net of taxes	298	(22)

Reclassification of gains to net income	(787)	(602)
Tax effect	195	149
Reclassifications of gains to net income, net of taxes	(592)	(453)
Total other comprehensive loss	(294)	(475)

Comprehensive income (loss)	$222	$(6,215)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	400	$39,691	17,604,371	$176	$299,561	$1,644	$(49,096)	$291,976
Preferred Stock dividends	—	—	—	—	—	—	(1,535)	(1,535)
Issuance of common stock under employee benefit plans	—	—	331,781	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(113,911)	(1)	(1,339)	—	—	(1,340)
Stock-based compensation	—	—	—	—	1,918	—	—	1,918
Repurchased and retired shares of common stock	—	—	(251,146)	(2)	—	—	(2,766)	(2,768)
Other comprehensive loss	—	—	—	—	—	(294)	—	(294)
Net income	—	—	—	—	—	—	516	516
Balance as of March 31, 2024	400	$39,691	17,571,095	$176	$300,137	$1,350	$(52,881)	$288,473

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	400	$39,691	18,892,791	$189	$292,854	$3,102	$13,891	$349,727
Preferred Stock dividends							(1,457)	(1,457)
Issuance of common stock under employee benefit plans	—	—	245,638	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(85,023)	(1)	(994)	—	—	(995)
Stock-based compensation	—	—	—	—	2,224	—	—	2,224
Repurchased and retired shares of common stock	—	—	(75,000)	(1)	1	—	(371)	(371)
Other comprehensive loss	—	—	—	—	—	(475)	—	(475)
Net loss	—	—	—	—	—	—	(5,740)	(5,740)
Balance as of March 31, 2023	400	39,691	18,978,406	$190	$294,082	$2,627	$6,323	$342,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Operating activities
Net income (loss)	$516	$(5,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,128	7,756
Amortization of debt issuance costs	383	431
Stock-based compensation	1,918	2,224
Equity investment loss	3,327	5
Deferred income taxes	343	688
Loss on disposals of long-lived assets	28	1
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	6,402	5,280
Prepaid expenses	(4,078)	(6,025)
Income tax receivable/payable	156	(2,318)
Operating leases, net	1,507	1,277
Other assets	(584)	(268)
Accounts payable	(1,325)	2,989
Accrued compensation and benefits	31	1,353
Accrued liabilities	3,888	(1)
Deferred revenue and student deposits	3,104	5,106
Net cash provided by operating activities	20,744	12,758
Investing activities
Capital expenditures	(6,218)	(3,206)
Net cash used in investing activities	(6,218)	(3,206)
Financing activities
Cash paid for repurchase of common stock	(4,108)	(1,366)
Preferred stock dividends paid	(1,535)	(1,455)
Cash paid for principal on borrowings and finance leases	(28)	(28)
Net cash used in financing activities	(5,671)	(2,849)
Net increase in cash, cash equivalents, and restricted cash	8,855	6,703
Cash, cash equivalents, and restricted cash at beginning of period	144,342	129,458
Cash, cash equivalents, and restricted cash at end of period	$153,197	$136,161

Supplemental disclosure of cash flow information
Interest paid	$2,713	$2,511
Income taxes paid	$618	$62

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

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, a nursing- and health sciences-focused institution, provides postsecondary education to students at 21 campuses in six states and online. RU is institutionally accredited by HLC.

•National Education Seminars, Inc., which is referred to herein as Hondros College of Nursing, or HCN, provides nursing education to students at eight campuses in three states. HCN is institutionally accredited by the Accrediting Bureau for Health Education Schools, or ABHES.

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in Corporate and Other. These adjustments include unallocated corporate activity and eliminations, and the operational activities of GSUSA. GSUSA operates as a stand-alone subsidiary of APEI but does not meet the quantitative thresholds to qualify as a reportable segment and does not have other requisite characteristics as a reportable segment. Therefore, GSUSA’s results are combined with and presented within Corporate and Other.

Please refer to “Note 8. Segment Information” for more information on the Company’s reporting segments.

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

Unaudited Interim Consolidated Financial Information

The unaudited interim Consolidated Financial Statements do not include all the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. This Quarterly Report on Form 10-Q, or this Quarterly Report, should be read in conjunction with the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Annual Report.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes amounts to secure letters of credit, including $24.9 million in a restricted certificate of deposit account to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. Restricted cash on the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, excluding the restricted certificate of deposit, was $3.0 million and $2.7 million, respectively. Total restricted cash as of March 31, 2024, and December 31, 2023, was $27.9 million and $27.7 million, respectively.

Cash and cash equivalents and restricted cash as of March 31, 2024, and December 31, 2023, were as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)
Cash, cash equivalents, and restricted cash	$153,197	$144,342
Less: restricted cash	(27,856)	(27,682)
Total unrestricted cash	$125,341	$116,660

Assets Held for Sale
Assets held for sale represent excess real property located in Charles Town, West Virginia for the Company’s APUS Segment. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, the property is recorded at the lower of the carrying value or fair value, less costs to sell, until such time the asset is sold.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed and the fair value assigned to identifiable intangible assets. Goodwill is not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and Accounting Standards Update, or ASU, 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are deductible for tax purposes.

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

For additional details regarding goodwill and intangible assets, please refer to “Note 5. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

Investments

The Company accounts for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures and FASB ASC 321, Investments – Equity Securities. The Company applies ASC 323 to investments when it can exercise significant influence but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as equity investment income or loss. Investments that do not meet the equity method requirements are accounted for using the cost method under ASC 321 with changes in the fair value of the investment reported in the Consolidated Statements of Income as equity investment income or loss.

The Company periodically evaluates its equity method investment for indicators of an other-than-temporary impairment. Factors the Company considers when evaluating for an other-than-temporary impairment include the duration and severity of the impairment, the reasons for the decline in value, and the potential recovery period. For an investee with impairment indicators, the Company measures fair value based on discounted cash flows or other appropriate valuation methods. If it is probable that the Company will not recover the carrying amount of the investment, the impairment is considered other-than-temporary and recorded in equity investment income or loss, and the equity investment balance is reduced to its fair value accordingly.

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

During the first quarter of 2024, the Company evaluated its equity and cost method investments for indicators of impairment and concluded the fair value of a cost method investment was less than its carrying amount. As a result, during the three months ended March 31, 2024, the Company recorded an investment loss of $3.3 million on a 2015 cost method investment. This investment loss is included in equity investment loss in the Consolidated Statements of Income and is due to the investee entering into a new convertible debt agreement which resulted in the conversion of the Company’s preferred stock holdings in the investee into common shares, and the dilution of the Company’s ownership percentage. The investment loss recorded reduced the book value of the cost method investment to zero. There were no indicators of impairment during the three months ended March 31, 2023. The Company’s equity method and cost method investments are included in Other assets, net on the accompanying Consolidated Balance Sheets. As of March 31, 2024, the aggregate carrying amount of the Company’s investments accounted for under ASC 323 and ASC 321 was $1.1 million and zero, respectively.

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

Stock-based compensation expense for the three months ended March 31, 2024, and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Instructional costs and services	$223	$279
Selling and promotional	139	229
General and administrative	1,556	1,716
Total stock-based compensation expense	$1,918	$2,224

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2024, and 2023, the Management Development and Compensation Committee of the Board approved an annual incentive arrangement for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three months ended March 31, 2024, and 2023, the Company recognized an aggregate expense of $1.9 million and $2.0 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes. The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. All ASUs issued subsequent to the filing of the Annual Report on March 5, 2024, were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended March 31, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$79,805	$44,677	$13,600	$4,194	$142,276
Graduation fees	660	—	—	—	660
Textbook and other course materials	—	7,911	2,553	—	10,464
Other fees	191	547	294	—	1,032
Total Revenue	$80,656	$53,135	$16,447	$4,194	$154,432

	Three Months Ended March 31, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$73,422	$48,196	$10,981	$5,104	$137,703
Graduation fees	369	—	—	—	369
Textbook and other course materials	—	8,707	1,994	—	10,701
Other fees	187	564	165	—	916
Total Revenue	$73,978	$57,467	$13,140	$5,104	$149,689

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of March 31, 2024, and December 31, 2023.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at March 31, 2024, was $26.9 million and included $16.5 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.5 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2023, was $23.8 million and included $13.8 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.0 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

Note 4. Leases

The Company’s principal leasing activities include leases for facilities, which are classified as operating leases, and leases for copiers and printers, which are classified as finance leases.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Maryland and, beginning in January 2023, in Florida, under operating leases that expire in July 2024 and January 2026, respectively. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 21 campuses located in six states under operating leases that expire through March 2034. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases eight campuses located in three states under operating leases that expire through December 2032. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii, under operating leases that expire through September 2036.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three months ended March 31, 2024, and 2023 was $5.2 million and $5.3 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three months ended March 31, 2024, and 2023, was $4.8 million and $4.9 million, respectively, and is included in operating cash flows.

In February 2024, the Company elected to terminate its RU Segment lease for a planned Dallas, Texas campus. The Company paid a lease termination fee of $2.2 million and recorded a loss of $2.1 million as a result of this lease termination. Additionally, in the first quarter of 2024, the Company’s RU Segment began consolidating two Minnesota campuses and recorded a loss of $0.8 million on the Minnesota campus lease obligations. Lease losses on lease termination and campus consolidation totaling $2.9 million for the three months ended March 31, 2024, are included in Loss on leases in the Consolidated Statements of Income. In conjunction with the lease termination and campus consolidation, the Company reduced Operating lease assets, net, and Lease liabilities, current and long term by $5.0 million and $4.2 million, respectively.

Finance Leases

The Company leases copiers and printers that are classified as finance leases that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of March 31, 2024, the total finance lease liability was $0.6 million, with an average interest rate of 6.60%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $27,000 for both the three months ended March 31, 2024, and 2023, and is recorded in Depreciation and amortization expense in the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of March 31, 2024 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2024 (remaining)	13,803	244
2025	17,748	212
2026	17,089	212
2027	16,870	35
2028	15,177	—
2029	12,306	—
2030 and beyond	44,404	—
Total future minimum lease payments	$137,397	$703
Less: imputed interest	(28,949)	(62)
Present value of operating lease liabilities	$108,448	$641
Less: lease liabilities, current	(12,985)	(262)
Lease liabilities, long-term	$95,463	$379

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$12,985
Finance lease liabilities, current	262
Long-term:
Operating lease liabilities, long-term	95,463
Finance lease liabilities, long-term	379
Total lease liabilities	$109,089

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	8.29
Finance leases	2.63
Weighted average discount rate:
Operating leases	4.9%
Finance leases	6.6%

Note 5. Goodwill and Intangible Assets

    In connection with its acquisitions of RU and HCN, the Company applied FASB ASC 805 and recorded goodwill of $217.4 million and $38.6 million, respectively, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company later recorded non-cash impairment charges for RU and HCN Segment goodwill reducing the carrying value to $33.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA. There is no goodwill recorded in the APUS Segment.

In addition to goodwill, in connection with the acquisitions of RU and HCN, the Company recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, which include trade name, accreditation, licensing, and Title IV, and affiliate agreements. The Company later recorded non-cash impairment charges reducing the carrying value of RU Segment indefinite-lived intangible assets to $24.5 million. There were no indefinite-lived intangible assets recorded in conjunction with the acquisition of GSUSA. There are no indefinite-lived intangible assets in the APUS Segment.

The Company recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. There are no definite-lived intangible assets in the APUS Segment. For the three months ended March 31, 2024, and 2023, the Company recorded amortization expense related to definite-lived intangible assets of $1.3 million and $3.9 million, respectively.

The Company accounts for goodwill and intangible assets with an indefinite life in accordance with FASB ASC 350, Intangibles Goodwill and Other, and ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company annually assesses goodwill and indefinite-lived intangible assets for impairment, or more frequently if events or changes in circumstances indicate that goodwill and indefinite-lived intangible assets might be impaired. Impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

During the three months ended March 31, 2024, the Company performed a qualitative assessment for potential impairment of the RU and HCN Segments’ goodwill and indefinite-lived intangible assets. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets for the RU and HCN Segments, the Company concluded it was more likely than not that the fair value of the RU and HCN Segments was more than the carrying value, and therefore no quantitative impairment test and no impairment charge was necessary.

The Company’s 2023 annual quantitative assessment for impairment concluded that the fair value of RU and HCN Segments exceeded their carrying values by approximately $32.4 million, or 25%, and $7.4 million, or 21%, respectively.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2024 (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2023	$—	$33,030	$26,563	$59,593
Goodwill acquired	—	—	—	—
Impairment	—	—	—	—
Goodwill as of March 31, 2024	$—	$33,030	$26,563	$59,593

The following table represents the balance of the Company’s intangible assets as of March 31, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	12,579	—	1,984
Student and customer contracts and relationships	4,614	4,540	—	74
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	25	—	3
Total finite-lived intangible assets	$40,826	$38,765	$—	$2,061
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$38,765	$26,500	$30,282

The following table represents the balance of the Company’s intangible assets as of December 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	11,400	—	3,163
Student and customer contracts and relationships	4,614	4,465	—	149
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	22	—	6
Total finite-lived intangible assets	$40,826	$37,508	$—	$3,318
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$37,508	$26,500	$31,539

For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in the Annual Report.

Note 6. Loss Per Common Share

Loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net loss available to common stockholders is net income (loss) adjusted for preferred stock dividends declared. Diluted loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards. The table below reflects the calculation of loss per common share and the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted loss per common share (in thousands, expect per share amounts).

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Loss per common share
Net income (loss)	$516	$(5,740)
Preferred Stock Dividend	1,535	1,457
Net loss available to common shareholders	$(1,019)	$(7,197)
Basic weighted average shares outstanding	17,510	18,982
Loss per common share	$(0.06)	$(0.38)

Diluted loss per common share
Net loss available to common shareholders	$(1,019)	$(7,197)
Basic weighted average shares outstanding	17,510	18,982
Effect of dilutive restricted stock and options	301	90
Diluted weighted average shares outstanding	17,811	19,072
Diluted loss per common share	$(0.06)	$(0.38)

The table below reflects a summary of securities that could potentially dilute basic loss per common share in future periods that were not included in the computation of diluted loss per share because the effect would have been antidilutive (in thousands).

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Antidilutive securities:
Stock options	136	136
Restricted shares	74	666
Total antidilutive securities	210	802

Note 7. Long-Term Debt

In connection with the acquisition of RU, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan is presented net of deferred financing fees on the Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of March 31, 2024, and December 31, 2023,

the remaining unamortized deferred financing fees were $4.0 million and $4.4 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2024, and December 31, 2023.

In June 2023, in connection with the cessation of publication of the London Interbank Offered Rate, or LIBOR, the Credit Agreement was amended to change the applicable floating index rate at which interest on borrowings under the Facilities would accrue from LIBOR to Term Secured Overnight Financing Rate, or Term SOFR (as defined in the Credit Agreement, as amended), a forward-looking term rate. Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term SOFR (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI and subject to a 0.75% floor after giving effect to such adjustment) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of March 31, 2024, the Facilities borrowing rate was 10.94%, excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

Interest expense, including offsets from the interest rate cap agreement, was $1.9 million for both the three months ended March 31, 2024, and 2023.

In December 2022, APEI made prepayments totaling $65.0 million on the Term Loan. With this prepayment, APEI is not required to make quarterly principal payments on the Term Loan until payment of the outstanding principal amount at maturity in September 2027.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.00 to 1.00. As of March 31, 2024, APEI was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock, please refer to “Note 11. Preferred Stock” in these Consolidated Financial Statements.

Long-term debt consists of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)
Credit agreement	$99,063	$99,063
Deferred financing fees	(4,023)	(4,381)
Total debt	95,040	94,682

Less: Current portion	—	—
Long-Term Debt	$95,040	$94,682

Scheduled maturities of long-term debt at March 31, 2024, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	$99,063
Total	$99,063

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

At March 31, 2024, and December 31, 2023, the fair value of the interest rate cap totaled $2.2 million and $2.6 million, respectively, and was recorded in Other assets, net on the Consolidated Balance Sheets. The unrealized gain of and $0.4 million and the unrealized loss of $28,000 are included in accumulated other comprehensive income as of March 31, 2024, and 2023.

During the three months ended March 31, 2024, and 2023, the Company reclassified $0.8 million and $0.6 million, respectively, from other comprehensive income to interest expense. The Company estimates that approximately $2.2 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

Note 8. Segment Information

The Company has three reportable segments: the APUS Segment, the RU Segment, and the HCN Segment. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment; therefore, its operational activities are presented below within Corporate and Other. Adjustments to reconcile segment results to the Consolidated Financial Statements, including unallocated corporate activity and eliminations are also included in Corporate and Other.

In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results to make decisions about allocating resources and assessing performance for the APUS, RU, and HCN Segments.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenue:
APUS Segment	$80,656	$73,978
RU Segment	53,135	57,467
HCN Segment	16,447	13,140
Corporate and Other	4,194	5,104
Total Revenue	$154,432	$149,689
Depreciation and amortization:
APUS Segment	$1,240	$1,400
RU Segment	3,284	5,927
HCN Segment	322	290
Corporate and Other	282	139
Total Depreciation and amortization	$5,128	$7,756
Income (loss) from operations before interest and income taxes:
APUS Segment	$23,087	$17,074
RU Segment	(8,966)	(12,864)
HCN Segment	(304)	(1,303)
Corporate and Other	(8,635)	(8,277)
Total income (loss) from operations before interest and income taxes	$5,182	$(5,370)
Interest income (expense):
APUS Segment	$412	$160
RU Segment	—	1
HCN Segment	25	19
Corporate and Other	(563)	(1,959)
Total Interest expense, net	$(126)	$(1,779)
Income tax expense (benefit):
APUS Segment	$7,481	$5,513
RU Segment	(2,731)	(3,954)
HCN Segment	(71)	(345)
Corporate and Other	(3,466)	(2,628)
Total Income tax expense (benefit)	$1,213	$(1,414)
Capital expenditures:
APUS Segment	$601	$300
RU Segment	2,747	2,006
HCN Segment	2,222	827
Corporate and Other	648	73
Total Capital Expenditures	$6,218	$3,206

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)
Assets:
APUS Segment	$116,288	$108,749
RU Segment	219,526	220,901
HCN Segment	62,230	60,270
Corporate and Other	160,936	167,466
Total Assets	$558,980	$557,386

Note 9. Commitments and Contingencies

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

Note 10. Concentration

    The Company’s students utilize various payment sources and programs to finance their education expenses, including funds from: the U.S. Department of Defense, or DoD, tuition assistance programs, or TA; education benefit programs administered by the U.S. Department of Veterans Affairs, or VA; federal student aid from Title IV programs; and cash and other sources.

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2024	2023
DoD tuition assistance programs	48%	49%
VA education benefits	23%	21%
Title IV programs	16%	16%
Cash and other sources	13%	14%
A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2024	2023
Title IV programs	75%	74%
Cash and other sources	23%	24%
VA education benefits	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2024	2023
Title IV programs	83%	79%
Cash and other sources	16%	20%
VA education benefits	1%	1%

Note 11. Preferred Stock

On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.

The Series A Senior Preferred Stock has cumulative dividends that accrue daily at an annual rate that is equal to SOFR (selected by the Company for each divided period), plus 10.00%. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6.00% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of March 31, 2024, the dividend rate was 15.31% based on a three-month dividend period. Dividend periods will be monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates using a three-month period. Dividends will be paid, after declaration by the Company’s Board of Directors, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the three months ended March 31, 2024, $1.5 million of dividends were declared and paid on the Series A Senior Preferred Stock.

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

The Liquidation Preference of $53.2 million and $55.3 million as of March 31, 2024, and December 31, 2023, respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of March 31, 2024, and December 31, 2023, the make-whole payment included in the Liquidation Preference was $10.2 million and $12.3 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025, at which time it will be eliminated. Events of default trigger an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The following table lists the components of the liquidation preference for the periods presented below (in thousands):

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)
Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,071	$40,072
Make whole payment	10,235	12,266
Early redemption premium	2,915	2,915
Liquidation Preference	$53,221	$55,253

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or Quarterly Report, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or APEI, and its subsidiary institutions collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis is unaudited. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or our Annual Report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•changes in and our ability to comply with the extensive regulatory framework applicable to our industry, including the 90/10 Rule and financial responsibility standards, as well as state law and regulations and accrediting agency requirements, and the expected impacts of any non-compliance;
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
•the branding and marketing of our institutions;
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
•adverse effects of changes our institutions make to improve the student experience and enhance each institutions ability to identify and enroll students who are likely to succeed;
•our failure to successfully adjust to future market demands;
•our failure to comply with regulatory and accrediting agency requirements or to maintain institutional accreditation, the consequences thereof, and risks related to any actions we may take to prevent or correct such failure;
•adverse impacts of recent ED negotiated rulemakings;
•our failure to meet applicable National Council Licensure Examination, or NCLEX, pass rates and other NCLEX standards, and the consequences thereof;
•our failure to comply with the 90/10 Rule;
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

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Quarterly Report, including in the “Risk Factors” section of our Annual Report, and in our various filings with the Securities and Exchange Commission, or the SEC. It is important that you read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If any of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You should also read the more detailed description of our business in our Annual Report when considering forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements herein, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 106,400 students, and career learning to approximately 25,000 individuals, through four subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA. Our subsidiary institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by ED to participate in Title IV programs.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 89,600 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of March 31, 2024, approximately 66% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to approximately 13,500 students at 21 campuses in six states and online. As of March 31, 2024, on-ground enrollment was 6,300, of which approximately 5,500 students were pursuing nursing degrees at RU, approximately 90% of whom were enrolled in RU’s pre-licensure nursing degree programs. At March 31, 2024, online enrollment was approximately 7,200 students.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 3,300 students at eight campuses in three states. All of HCN’s students are enrolled in its pre-licensure nursing degree programs.

•American Public Training LLC, referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. GSUSA operational activities are presented within Corporate and Other.

In April 2024, APU announced its intention to expand its reach to become a global digital university that integrates emerging technologies and enhanced teaching and learning opportunities for faculty and students, adopted a new visual identity, a new tagline: Digital Learning for Real LifeTM, an expanded global focus, and a suite of digital student services.

Tuition Increases

Providing affordable degree and certificate programs is an important element of our competitive strategy. APUS implemented modest tuition and fee increases for non-military and veteran students in the second and third quarters of 2023. In April 2024, APUS implemented an additional modest tuition increase to master’s level students across all categories, including military, non-military and veteran students. Even after these tuition and fee increases, we believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented modest tuition increases effective in the first quarter of 2023 and 2024 for select programs, and HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs. At RU and HCN, the tuition increases are intended to reflect adjustments to be consistent with the local campus markets. Even inclusive of these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

Regulatory and Legislative Activity

American Public University System

A team of Higher Learning Commission, or HLC, peer reviewers conducted a focused visit at APUS in March 2024, after HLC raised concerns regarding compliance with standards related to program development oversight and program assessment processes as a result of course availability in one program. The results of the focused visit will be sent to the HLCs Institutional Action Council, or IAC, for review and action. The next meeting of the IAC is scheduled for June 2024, at which time the focused visit results may or may not be on the agenda.

Rasmussen University

In March 2024, the Florida Board of Nursing, or FBN, placed RU’s ADN programs at its Tampa/Brandon, and Ocala, Florida, campuses, along with the Ocala campus satellite program at North Orlando, Florida, on probationary status due to two consecutive years of NCLEX pass rates not meeting the state standard. If a program’s pass rate continues to not satisfy the required standard in any of the two years following the program’s placement on probationary status, but the program shows adequate progress toward the required pass rate, FBN may allow the program to continue on probation for one additional year. If the program fails to show adequate progress toward the required pass rate, FBN may choose to disapprove the program.

In February 2023, FBN placed RU’s ADN program at its Fort Myers, Florida, campus on probation due to two consecutive years of NCLEX pass rates not meeting the state standard. In February 2024, the second year on probationary status, FBN notified RU that the program will be allowed to continue on probation for one additional year. If the program fails to achieve the required NCLEX pass rate at the end of this additional one-year period of probation, but the program continues to show adequate progress toward the required pass rate, FBN may allow the program to continue on probation for one additional year. If the program fails to show adequate progress toward the required pass rate, FBN may choose to disapprove the program.

As of March 31, 2024, enrollment in these Florida programs represents approximately 10% of RU’s current total enrollment.

Gainful Employment

Pursuant to new gainful employment, or GE, regulations, that will take effect July 1, 2024, ED will determine the Title IV eligibility of GE programs based in part on satisfaction of specified performance levels of two new measures, as discussed in more detail in our Annual Report. Institutions will generally be required to report certain information used to calculate these measures to ED by July 31 of each year. However, on March 29, 2024, ED announced that the reporting deadline for 2024 had been extended from July 31, 2024, to October 1, 2024.

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in Corporate and Other. These adjustments include unallocated corporate activity and eliminations, and the operational activities of GSUSA.

Summary of Results

Consolidated revenue for the three months ended March 31, 2024, increased to $154.4 million from $149.7 million, or by 3.2%, compared to the prior year period. Our net income for the three months ended March 31, 2024, was $0.5 million, compared to a net loss of $5.7 million in the prior year period, an increase of $6.3 million. The results for the three months ended March 31, 2024, include a non-cash impairment loss on investments of $3.3 million in Corporate and Other on one of our cost method equity investments, due to the investee entering into a new convertible debt agreement which resulted in the conversion of the Company’s preferred stock holdings in the investee into common shares, and the dilution of the Company’s ownership percentage, a $2.9 million pre-tax loss on leases in our RU Segment, and $1.9 million in information technology transition service costs. The results in the prior year period include $2.4 million in transition service fees related to the termination of a marketing contract. Our operating margins improved to 3.4% for the three months ended March 31, 2024, compared to negative 3.7%, in the prior year period.

APUS net course registrations for the three months ended March 31, 2024, increased to approximately 99,000 from approximately 96,300, an increase of 2,700, or 2.8%, compared to the prior year period. APUS Segment revenue for the three months ended March 31, 2024, increased to $80.7 million from $74.0 million, or by 9.0%, compared to the prior year period. The revenue increase for the period was greater than the increase in net course registrations due to the tuition and fee increases in the second and third quarters of 2023. For the three months ended March 31, 2024, APUS Segment operating margins increased to 28.6% from 23.1% in the prior year period.

RU total enrollment for the three months ended March 31, 2024, decreased to approximately 13,500 from approximately 14,300, a decrease of 800, or 5.6%, compared to the prior year period. RU Segment revenue for the three months ended March 31, 2024, decreased to $53.1 million from $57.5 million, or by 7.5%, compared to the prior year period. The revenue decrease was greater than the enrollment decrease due to a change in student mix to more online students that have lower revenue per enrollment. For the three months ended March 31, 2024, RU Segment operating margins improved to negative 16.9% from negative 22.4% in the prior year period.
HCN total enrollment for the three months ended March 31, 2024, increased to approximately 3,300 from approximately 2,700, an increase of 600, or 20.5%, compared to the prior year period. HCN Segment revenue for the three months ended March 31, 2024, increased to $16.4 million from $13.1 million, or by 25.2%, compared to the prior year period. The revenue increase was greater than the enrollment increase due to tuition increases in the second quarter of 2023. For the three months ended March 31, 2024, HCN Segment operating margins improved to negative 1.8% from negative 9.9% in the prior year period.

Critical Accounting Policies and Use of Estimates

Goodwill and indefinite-lived intangible assets. Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed, and the fair value assigned to identifiable intangible assets.

Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. In connection with our acquisitions of RU and HCN, we recorded $217.4 million and $38.6 million of goodwill, respectively, in our RU and HCN Segments. The Company later recorded non-cash impairment charges reducing the carrying value of RU and HCN Segment goodwill to $33.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA. No goodwill is recorded in our APUS Segment.

In addition to goodwill, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, in our RU and HCN Segments, which include intangible assets related to trade name, accreditation, licensing, and Title IV, and affiliate agreements. The Company later recorded non-cash impairment charges reducing the carrying value of RU indefinite-lived identified intangible assets to $24.5 million. There were no indefinite useful life intangible assets identified as a result of the acquisition of GSUSA. There are no indefinite-lived intangible assets in our APUS Segment.

We recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN, and GSUSA, respectively. There are no definite-lived intangible assets in our APUS Segment.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The process of evaluating goodwill and indefinite-lived intangible assets for impairment is subjective and requires significant judgment and estimates. Impairment testing consists of an optional qualitative assessment as well as a quantitative test. When performing a qualitative assessment, we consider many factors, including general economic conditions, industry and market conditions, certain cost factors, financial performance and key business drivers (for example, student enrollment), long-term operating plans, and potential changes to significant assumptions and estimates used in the most recent fair value analysis. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions and estimates. Actual results may differ and have a material impact or our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates.

We estimate fair value in our quantitative analysis by weighting the results from two different valuation approaches. They are: (1) discounted cash flow and (2) guideline public company. Under the discounted cash flow method, fair value is determined by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. We incorporate the use of projected financial information and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and approved by management. Under the guideline public company method, pricing multiples from other public companies in the public higher education market are used to determine the fair value of RU and HCN. Values derived under the two valuation methods are then weighted to estimate RU and HCN’s enterprise values. If we determine that the carrying amount of a reporting unit exceeds its fair value, we then calculate the implied fair value of the reporting unit goodwill as compared to its carrying amount to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

At October 31, 2023, we completed our annual assessment of goodwill and indefinite-lived intangibles for our RU and HCN Segments. The annual assessment concluded that the fair value of our RU and HCN Segments exceeded their carrying values by approximately $32.4 million, or 25%, and $7.4 million, or 21%, respectively. Significant assumptions in the RU Segment forecast used in the discounted cash flow valuation model include the recovery in RU enrollment and the impact of cost containment measures. Significant assumptions in the HCN Segment forecast used in the discounted cash flow valuation model include the addition of a medical assistant program in all Ohio campuses, a future campus opening and future tuition increases. These assumptions could be negatively affected by any of the following including, but not limited to, changes in our regulatory environment, declines in student enrollment, adverse actions by state boards of nursing including enrollment caps, and increases in our expenses not in our plan. In addition, the annual assessment determined the fair value of RU and HCN Segment indefinite-lived intangible assets were greater than their carrying value, and therefore, no impairment charge was recorded.

During the three months ended March 31, 2024, and 2023, we completed a qualitative assessment of RU and HCN Segments goodwill and indefinite-lived intangible assets. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing this qualitative assessment, we concluded it was more likely than not that the fair value of the RU and HCN Segments were greater than the carrying values, and therefore no quantitative impairment test and no impairment charge was necessary.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended March 31, 2024, increased to approximately 99,000 from approximately 96,300, an increase of 2,700, or 2.8%, compared to the prior year period. The increase in net course registrations during the three months ended March 31, 2024, was primarily due to an increase in registrations by military students utilizing TA and military-affiliated students utilizing VA. APUS Segment operating margins increased to 28.6% for the three months ended March 31, 2024, from 23.1% in the prior year period. The increase in the operating margin was primarily due to increases in revenue during the three months ended March 31, 2024, and decreases in advertising costs and payment processing fees, partially offset by increases in employee compensation costs, information technology transition service costs, and bad debt expense as compared to the prior year period.

RU total enrollment for the three months ended March 31, 2024, was 13,500 compared to 14,300 for the three months ended March 31, 2023, a decrease of 800, or 5.6%, driven by a 11.3% decrease in on-ground enrollment. We believe this decline in enrollment, which reflects the year-over-year decline in on-ground enrollment, with online enrollment remaining flat, can be attributed to several factors, including caps on nursing student enrollment and low NCLEX pass rates at certain RU campuses, and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. RU Segment operating margin improved to negative 16.9% for the three months ended March 31, 2024 from negative 22.4% in the prior year period. The improvement in the operating margin was primarily due to decreases in advertising and marketing support costs primarily related to the termination of the Collegis LLC, or Collegis, marketing contract during the three months ended March 31, 2023, and decreases in depreciation and amortization expenses, and employee compensation costs during the three months ended March 31, 2024, partially offset by the impact of lower revenue and the loss on leases in the current year period.

HCN total enrollment for the three months ended March 31, 2024, increased to approximately 3,300 from approximately 2,700, an increase of 600, or 20.5%, compared to the prior year period. The increase in total student enrollment is primarily due to the opening of the Detroit, Michigan campus in October 2022. For the three months ended March 31, 2024, HCN Segment operating margin improved to negative 1.8% from negative 9.9% in the prior year period. The improvement in the operating margin is primarily due to an increase in revenue, partially offset by increases in employee compensation costs, classroom costs, and bad debt expense, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	46.9	49.4
Selling and promotional	21.0	26.7
General and administrative	23.5	22.4
Depreciation and amortization	3.3	5.2
Loss on leases	1.9	—
Total costs and expenses	96.6	103.7

Income (loss) from operations before interest and income taxes	3.4	(3.7)
Interest expense, net	(0.1)	(1.2)
Income (loss) from operations before income taxes	3.3	(4.9)
Income tax expense (benefit)	0.8	(0.9)
Equity investment loss	(2.2)	—
Net income (loss)	0.3	(4.0)
Preferred Stock Dividend	1.0	1.0
Net loss available to common shareholders	(0.7)%	(5.0)%

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Revenue. Our consolidated revenue for the three months ended March 31, 2024, was $154.4 million, an increase of $4.7 million, or 3.2%, compared to $149.7 million for the three months ended March 31, 2023. The increase in revenue was primarily due to a $6.7 million, or 9.0% increase in revenue in our APUS Segment, a $3.3 million, or 25.2%, increase in revenue in our HCN Segment, partially offset by $4.3 million, or 7.5%, decrease in revenue in our RU Segment, and a $0.9 million, or 17.2%, decrease in GSUSA revenue included in Corporate and Other. The APUS Segment revenue increase was primarily due to a 2.8% increase in net course registrations and tuition and fee increases implemented in the second and third quarters of 2023, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 20.5% increase in total student enrollment, as well as a 5% tuition increase implemented during the second quarter of 2023, compared to the prior year period. The RU Segment revenue decrease was primarily due to a 5.6% decrease in total student enrollment driven by a 11.3% decrease in on-ground enrollment, with online enrollment remaining flat, as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended March 31, 2024, were $149.3 million, a decrease of $5.8 million, or 3.7%, compared to $155.1 million for the three months ended March 31, 2023. Costs and expenses for the three months ended March 31, 2024, include a $2.9 million pre-tax loss on leases in our RU Segment and $1.9 million in information technology transition service costs. Costs and expenses for the three months ended March 31, 2023, include a pre-tax charge of $2.4 million in transition services fees in our RU Segment selling and promotional expenses related to the termination of the marketing contract with Collegis, effective January 31, 2023. Other decreases in costs and expenses for the three months ended March 31, 2024, as compared to the prior year period were due primarily to decreases in advertising costs, depreciation and amortization expenses, marketing support costs, and other technology costs, partially offset by increases in employee compensation costs. Costs and expenses as a percentage of revenue decreased to 96.6% for the three months ended March 31, 2024, from 103.7% for the three months ended March 31, 2023.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2024, were $72.4 million, a decrease of $1.5 million, or 2.0%, compared to $73.9 million for the three months ended March 31, 2023. The decrease in instructional costs and services expenses was primarily due to decreases in employee compensation costs in our RU Segment due to lower revenue, and in Corporate and Other, decreases in technology costs and professional fees in our RU Segment, and payment processing costs in our APUS Segment, partially offset by increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN. Instructional costs and services expenses as a percentage of revenue decreased to 46.9% for the three months ended March 31, 2024, from 49.4% for the three months ended March 31, 2023.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2024, were $32.5 million, a decrease of $7.5 million, or 18.7%, compared to $39.9 million for the three months ended March 31, 2023. Selling and promotional expenses for the three months ended March 31, 2023, include $2.4 million in transition services fees in our RU Segment related to the termination of the Collegis marketing contract effective January 31, 2023. Other decreases in selling and promotional expenses were primarily due to decreases in advertising costs in all our segments, a decrease in marketing support costs in our RU Segment and Corporate and Other and decreases in employee compensation costs in our RU Segment. Selling and promotional expenses as a percentage of revenue decreased to 21.0% for the three months ended March 31, 2024, from 26.7% for the three months ended March 31, 2023.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2024, were $36.3 million, an increase of $2.8 million, or 8.3%, compared to $33.5 million for the three months ended March 31, 2023. General and administrative expenses for the three months ended March 31, 2024, include $1.9 million in information technology transition service costs. Other increases in general and administrative expenses were due to increases in employee compensation costs in our RU and HCN Segments and professional fees in Corporate and Other, partially offset by a decrease in employee compensation costs in our APUS Segment and Corporate and Other. Consolidated bad debt expense for the three months ended March 31, 2024, was $4.2 million, or 2.7% of revenue, compared to $3.9 million, or 2.6% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 23.5% for the three months ended March 31, 2024, from 22.4% for the three months ended March 31, 2023. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $28,000 for the three months ended March 31, 2024, compared to a loss of $1,000 for the three months ended March 31, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses were $5.1 million for three months ended March 31, 2024, compared to $7.8 million in the prior year period, a decrease of $2.6 million primarily related to the full amortization of certain definite lived intangible assets in our RU Segment in 2023. Depreciation and amortization expenses as a percentage of revenue was 3.3% and 5.2% for the three months ended March 31, 2024, and 2023, respectively.

Loss on leases. Loss on leases was $2.9 million for the three months ended March 31, 2024, for leases in our RU Segment. There were no losses on leases in the prior year period.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.9 million and $2.2 million for the three months ended March 31, 2024, and 2023, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $0.1 million and $1.8 million for the three months ended March 31, 2024, and 2023, respectively. The decrease in net interest expense was primarily due to the increase in interest income earned in the three months ended March 31, 2024, compared to the prior year period.

Income tax expense (benefit). We recognized income tax expense of $1.2 million for the three months ended March 31, 2024, compared to an income tax benefit of $1.4 million in the prior year period, respectively, or an effective tax rate of 70.2% in 2024, compared to an effective tax rate benefit of 19.8% in 2023. The increase in the effective tax rate in 2024 is primarily due to the $3.3 million equity investment loss not deductible for tax purposes, and an increase in non-deductible stock compensation expense in relation to taxable income in the three months ended March 31, 2024 as compared to the prior year period.

Equity investment loss. Equity investment loss was $3.3 million for the three months ended March 31, 2024, compared to equity investment loss of $5,000 in 2023. The increase is due to a $3.3 million non-cash investment loss on a cost method investment due to the investee entering into a new convertible debt agreement which resulted in the conversion of the Company’s preferred stock holdings in the investee into common shares, and the dilution of the Company’s ownership percentage.

Net income (loss). Our net income was $0.5 million, compared to a net loss of $5.7 million, for the three months ended March 31, 2024, and 2023, respectively, an increase of $6.3 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $1.5 million for both the three months ended March 31, 2024, and 2023.

Net loss available to common stockholders. The net loss available to common stockholders for the three months ended March 31, 2024, was $1.0 million, compared to net loss available to common stockholders of $7.2 million in the prior year, an improvement of $6.2 million. This improvement in net loss available to common shareholders was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenue:
APUS Segment	$80,656	$73,978
RU Segment	53,135	57,467
HCN Segment	16,447	13,140
Corporate and Other	4,194	5,104
Total revenue	$154,432	$149,689
Income (loss) from operations before interest and income taxes:
APUS Segment	$23,087	$17,074
RU Segment	(8,966)	(12,864)
HCN Segment	(304)	(1,303)
Corporate and Other	(8,635)	(8,277)
Total income (loss) from operations before interest and income taxes	$5,182	$(5,370)

APUS Segment

For the three months ended March 31, 2024, the $6.7 million, or 9.0%, increase to approximately $80.7 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, and tuition and fee increases in 2023. Net course registrations increased 2.8% to approximately 99,000 from approximately 96,300 in the prior year period, was primarily due to an increase in registrations by military students utilizing TA and military-affiliated students utilizing VA. Income from operations before interest and income taxes increased to $23.1 million, or by 35.2%, during the three months ended March 31, 2024, from $17.1 million in the prior year period, an increase of $6.0 million, as a result of the increase in revenue, partially offset by an increase in expenses as compared to the same period in 2023.

RU Segment

For the three months ended March 31, 2024, the $4.3 million, or 7.5%, decrease to approximately $53.1 million in revenue in the RU Segment was primarily due to a 5.6% decrease in total student enrollment, driven by a 11.3% decrease in on-ground enrollment, with online enrollment remaining flat. We believe this decline in enrollment, which reflects year-over-year declines in total nursing enrollment, can be attributed to several factors, including caps on nursing student enrollment and low NCLEX pass rates at certain RU campuses, and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. The loss from operations before interest and income taxes was $9.0 million and $12.9 million for the three months ended March 31, 2024, and 2023, respectively, an improvement of $3.9 million in the current year period.

HCN Segment

For the three months ended March 31, 2024, the $3.3 million, or 25.2% increase to approximately $16.4 million in revenue in our HCN Segment was primarily due to year-over-year increase in total student enrollment, as well as a 5% tuition increase implemented during the second quarter of 2023. Total student enrollment increased 20.5% to approximately 3,300 students as compared to the same period in 2023. The increase in total student enrollment is primarily due to the opening of the Detroit, Michigan campus in October 2022. The loss from operations before interest and income taxes was $0.3 million and $1.3 million during the three months ended March 31, 2024, and 2023, respectively, an improvement of $1.0 million in the current year period.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $153.2 million and $144.3 million at March 31, 2024, and December 31, 2023, respectively, representing an increase of $8.9 million, or 6.2%. The increase in cash was primarily due to higher revenue and operating income at APUS, and the receipt of fourth quarter 2023 APUS TA billing in the first quarter of 2024, partially offset by the change in the APUS TA billing policy effective January 1, 2024, higher capital expenditures, and an increase in cash paid for repurchases of common stock. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of invoicing the applicable course or term. Effective January 1, 2024, APUS revised its billing policy for students utilizing TA, which previously ranged from two weeks to five weeks after course start date to nine weeks after the course start date. After the change in TA billing policy, these funds are generally received within 90 days of the start of the course to which they relate. Another significant source of revenue is derived from the U.S. Department of Veterans Affairs. Generally, these funds are received within 60 days of the start of the courses to which they relate.

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a complex formula based on line items from the institution’s audited financial statements. Generally, an institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in the Title IV programs as a financially responsible institution through the “zone alternative” or the “financial protection alternative” as set forth in ED regulations. On March 4, 2024, ED notified us that in calculating our composite score for the fiscal year-ended December 31, 2022, it excluded our deferred tax assets from its calculation of our assets. As a result, ED calculated that we had a 2022 consolidated composite score of 1.1 and our institutions were therefore in the “zone.” We disagree with ED’s calculation and conclusion and submitted a rebuttal to ED on March 18, 2024. On April 10, 2024, ED issued a response to our rebuttal, indicating that ED does not agree with our position and reiterating that our institutions must establish financial responsibility on an alternative basis. On April 17, 2024, we timely informed ED that although we continue to disagree with its composite score methodology with respect to deferred tax assets, we select the “zone alternative” as the alternative basis on which we establish financial responsibility. Under the zone alternative, we are required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institution’s accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institution’s current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. While RU already complies with HCM1, if HCM1 had applied to APUS and HCN in 2023, we estimate that we would have received approximately $6.2 million from ED at a point in time after we had disbursed the related funds.

Our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement, contain financial covenants that require us to maintain a Total Net Leverage Ratio (as defined in each respective agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, subject to certain exceptions. Changes in TA invoicing in the fourth quarter of 2023 added to our accounts receivable as of December 31, 2023 as compared to prior practice and policy, and resulted in an increase to our leverage ratio as of December 31, 2023, under our Credit Agreement and the Purchase Agreement. As of March 31, 2024, the ratio decreased due to results, including a decrease in accounts receivable, primarily related to our APUS Segment, and an increase in our cash balance. Our Total Net Leverage Ratio, under the Credit Agreement, at March 31, 2024, and December 31, 2023, was 0.33 and 0.51, respectively.

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

On April 1, 2024, as part of our technology transformation program, we transitioned to a managed service provider for certain services including service desk, end user support, and network support and operations. The second phase of the project will include the insourcing of technology from Collegis for our RU Segment and is expected to be completed this summer. For the three months ended March 31, 2024, we incurred approximately $1.9 million in information technology transition service costs. We estimate that the remaining cost of the technology transformation will be approximately $1.0 million for the remainder of 2024.

Share Repurchase Program

In January 2024, we repurchased 251,146 shares of common stock for an aggregate purchase price of $2.8 million. Effective February 1, 2024, the Company ceased purchases under this purchase authorization.

Operating Activities

Net cash provided by operating activities was $20.7 million and $12.8 million for the three months ended March 31, 2024, and 2023, respectively. The increase in cash from operating activities was primarily due to improved financial performance and changes in working capital due to the timing of receipts and payments. During the three months ended March 31, 2024, due to a change in the approach to invoicing TA in the fourth quarter of 2023, APUS collected approximately $21.4 million from TA related to periods prior to 2024. Accounts receivable at March 31, 2024, decreased approximately $6.4 million compared to December 31, 2023, primarily related to our APUS Segment. Accounts payable, accrued liabilities, and accrued compensation and benefits at March 31, 2024, were approximately $2.6 million higher than December 31, 2023, primarily due to the timing of payment processing.

Investing Activities

Net cash used in investing activities was $6.2 million and $3.2 million for the three months ended March 31, 2024, and 2023, respectively. For the three months ended March 31, 2024, capital expenditures were $6.2 million compared to capital expenditures of $3.2 million for the three months ended March 31, 2023. The increase in capital expenditures for the three months ended March 31, 2024, was primarily due campus relocations at our HCN and RU Segments and an increase in information technology capital expenditures.

Financing Activities

Net cash used in financing activities was $5.7 million and $2.8 million for the three months ended March 31, 2024, and 2023, respectively. The increase in cash used in financial activities is due to an increase in cash used to repurchase our common stock. For the three months ended March 31, 2024, we repurchased 251,146 shares of common stock for an aggregate purchase price of $2.8 million compared to 75,000 shares for an aggregate purchase price of $0.4 million during the three months ended March 31, 2023.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. For a summary of our contractual obligations, please refer to Item 7 of Part II of our Annual Report.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024, at which time we will complete the transition of information technology services currently provided by Collegis to our internal operations team and to one or more third-party vendors. The total minimum expenses for information technology services through September 30, 2024, is approximately $4.7 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2024. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term SOFR on our variable rate indebtedness, we would incur an incremental $1.0 million in interest expense per year, excluding any offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The new interest rate cap agreement, as further discussed in “Note 7. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Quarterly Report, provides us with interest rate protection in the event the one-month Term SOFR rate increases above 1.78% and has a December 31, 2024, termination date. As of March 31, 2024, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2024. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Our subsidiary institutions’ failure to meet financial responsibility standards may result in additional regulatory requirements that may negatively impact cash flow or the loss of eligibility by one of our institutions to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED, and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight of its participation in Title IV programs. ED’s annual evaluations for compliance with financial responsibility standards include a composite score calculation based on line items from an institution’s audited financial statements. Generally, an institution’s composite score must be at 1.5 or above for the institution to be deemed financially responsible. Under certain circumstances, institutions with a composite score less than 1.5 may be able to establish financial responsibility on an alternative basis by complying with various conditions. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone”. An institution in the “zone” may still participate in the Title IV programs as a financially responsible institution through the “zone alternative” or the “financial protection alternative” as set forth in ED regulations. For purposes of evaluating the financial responsibility of our institutions, including the composite score calculation, we supply consolidated financial statements to ED because ED does not review each of our institution’s financial statements separately. Failure to meet ED’s financial responsibility standards or being subject to zone alternative requirements could adversely affect our results of operations and our operations.

On March 4, 2024, ED notified us that according to its calculations, we had a 2022 consolidated composite score of 1.1 and our institutions were therefore in the “zone.” We disagree with ED’s calculation and conclusion and submitted a rebuttal to ED on March 18, 2024. On April 10, 2024, ED issued a response to our rebuttal, indicating that ED does not agree with our position and reiterating that our institutions must establish financial responsibility on an alternative basis. On April 17, 2024, we timely informed ED that although we continue to disagree with its composite score methodology with respect to deferred tax assets, we select the “zone alternative” as the alternative basis on which we establish financial responsibility. Under the zone alternative, we are required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institution’s accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institution’s current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. In addition, our institutions will be required to seek ED’s approval prior to adding educational programs or a new location at which the institution offers or will offer 50 percent or more of an educational program.

If our institutions are in the zone for three consecutive fiscal years, then in the fourth consecutive fiscal year they must achieve a composite score of at least 1.5. If they do not achieve that score, they will be required to comply with either the “provisional certification alternative” or the “financial protection alternative” as a condition of continued Title IV participation. Under the provisional certification alternative, each of our institutions would continue to participate in the Title IV programs under provisional certification and would be required to (i) provide ED with financial protection of at least 10% of the Title IV funding that the institution received during its most recently completed fiscal year, (ii) demonstrate that the institution was current on its debt payments and has met all of its financial obligations as required under the regulations for its two most recently completed fiscal years, and (iii) continue to comply with the zone alternative requirements. Under the financial protection alternative, each of our institutions would be required to provide financial protection of at least 50% of the Title IV funding that it received during its most recently completed fiscal year.

A determination that we are in the zone could also result in additional adverse regulatory and accreditor requirements and actions, including with respect to State Authorization Reciprocity Agreement, or SARA, eligibility. Institutions with composite scores below 1.5 do not qualify for approval from SARA unless, in the case of scores above 1.0, the home state exercises its discretion to consider additional financial information. Eligibility for SARA is determined separately for each of our institutions by the SARA portal agency in the institution’s home state. If the respective SARA portal agency for APUS, RU, or HCN were not to renew the institution’s approval due to a low composite score, we would need to obtain approval or exemptions in states in which the affected institution offers distance education programs or discontinue the affected institution’s offerings to students in such states. In addition, some states have adopted financial standards that are similar to ED’s composite score, which means an affected institution may be unable to obtain licensure in that state if it were to lose SARA participation. And, because composite scores are viewed as a measure of financial responsibility, other regulators or accreditors could more generally consider a composite score that is in the “zone” negatively, which could have an impact on their interactions with us and what they permit us to do.

An obligation to post a letter of credit, or to accept other conditions, such as a change in our system of Title IV payment from ED for purposes of disbursement, as a result of not meeting financial responsibility standards, could increase our costs of regulatory compliance, or affect our cash flow.

If we are unable to effectively market our programs or expand into new markets at APUS, our results of operations would be negatively affected.

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

In April 2024, APU announced its intention to expand its reach to become a global digital university that integrates emerging technologies and enhanced teaching and learning opportunities for faculty and students, adopted a new visual identity, a new tagline: Digital Learning for Real LifeTM, an expanded global focus, and a suite of digital student services. In connection with this transition and rebranding initiative, APU aims to provide students with highly collaborative learning experiences, AI-powered classroom support, and personalized digital services. This transition and rebranding initiative may be difficult to complete, divert management attention, and require us to expend resources and incur expenses. Additionally, despite APU’s efforts, this transition and rebranding initiative may not yield increased enrollments, and, even if it does, any increased enrollments may not offset expenses we incur, and could potentially impact the mix of students attracted to APU, which could have a negative effect on our compliance with the “90/10 Rule.” If APU fails to successfully rebrand into a global digital university or incurs substantial expenses in an unsuccessful attempt to do so, we may fail to attract new enrollments to the extent necessary to realize a sufficient return on our efforts. Accordingly, our business, results of operations, and financial condition could be impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

During the three months ended March 31, 2024, we repurchased shares of our common stock. The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024	—	—	—	—	8,752,961
January 1, 2024 - January 31, 2024	251,146	11.04	251,146	509,339	5,979,687
February 1, 2024 - February 29, 2024	—	—	—	509,339	5,979,687
March 1, 2024 - March 31, 2024	—	—	—	509,339	5,979,687
Total	251,146	$11.04	251,146	509,339	$5,979,687

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

(3)During the three month period ended March 31, 2024, we were deemed to have repurchased 113,911 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	May 7, 2024
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 7, 2024
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)