Form 10-Q
period 2024-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2024-08-06
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of August 2, 2024 was 17,701,671.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of June 30, 2024	As of December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$156,191	$144,342
Accounts receivable, net of allowance of $19,547 in 2024 and $15,359 in 2023	38,830	50,973
Prepaid expenses	15,834	13,032
Income tax receivable	4,079	474
Assets held for sale	8,561	8,561
Total current assets	223,495	217,382
Property and equipment, net	92,463	87,503
Operating lease assets, net	99,723	100,023
Deferred income taxes	51,111	51,360
Intangible assets, net	29,025	31,539
Goodwill	59,593	59,593
Other assets, net	5,293	9,986
Total assets	$560,703	$557,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,999	$8,663
Accrued compensation and benefits	17,397	16,711
Accrued liabilities	16,607	11,476
Deferred revenue and student deposits	25,623	23,830
Lease liabilities, current	12,249	13,309
Total current liabilities	78,875	73,989
Lease liabilities, long-term	100,381	96,739
Long-term debt, net	92,752	94,682
Total liabilities	272,008	265,410
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2024 and 2023, respectively ($128,071 and $138,132 liquidation preference per share, $51,228 and $55,253 in aggregate, for 2024 and 2023, respectively) (Note 11)	39,691	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 17,670,026 issued and outstanding in 2024; 17,604,371 issued and outstanding in 2023	177	176
Additional paid-in capital	302,001	299,561
Accumulated other comprehensive income	867	1,644
Accumulated deficit	(54,041)	(49,096)
Total stockholders’ equity	288,695	291,976
Total liabilities and stockholders’ equity	$560,703	$557,386

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue	$152,895	$147,214	$307,327	$296,903
Costs and expenses:
Instructional costs and services	76,216	74,998	148,641	148,887
Selling and promotional	33,838	32,966	66,294	72,890
General and administrative	34,426	32,533	70,703	66,022
Depreciation and amortization	5,232	7,953	10,360	15,709
Impairment of goodwill and intangible assets (Note 5)	—	64,000	—	64,000
Loss on leases (Note 4)	779	—	3,715	—
Loss on disposals of long-lived assets	184	32	212	33
Total costs and expenses	150,675	212,482	299,925	367,541
Income (loss) from operations before interest and income taxes	2,220	(65,268)	7,402	(70,638)
Interest expense, net	(785)	(1,097)	(911)	(2,876)
Income (loss) before income taxes	1,435	(66,365)	6,491	(73,514)
Income tax (benefit) expense	(16)	(15,137)	1,197	(16,551)
Equity investment loss	(1,080)	(4)	(4,407)	(9)
Net income (loss)	$371	$(51,232)	$887	$(56,972)
Preferred stock dividends	1,531	1,487	3,066	2,944
Net loss available to common stockholders	$(1,160)	$(52,719)	$(2,179)	$(59,916)

Loss per common share:
Basic	$(0.07)	$(2.94)	$(0.12)	$(3.25)
Diluted	$(0.06)	$(2.93)	$(0.12)	$(3.23)
Weighted average number of common shares:
Basic	17,627	17,932	17,568	18,457
Diluted	18,134	17,991	17,986	18,531

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income (loss)	$371	$(51,232)	$887	$(56,972)
Other comprehensive (loss) income, net of tax:
Unrealized gain on hedging derivatives	141	1,037	537	1,009
Tax effect	(35)	(256)	(133)	(250)
Unrealized gain on hedging derivatives, net of taxes	106	781	404	759

Reclassification of gains to net income	(784)	(702)	(1,571)	(1,304)
Tax effect	195	174	390	323
Reclassifications of gains to net income, net of taxes	(589)	(528)	(1,181)	(981)
Total other comprehensive (loss) income	(483)	253	(777)	(222)

Comprehensive (loss) income	$(112)	$(50,979)	$110	$(57,194)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	400	$39,691	17,604,371	$176	$299,561	$1,644	$(49,096)	$291,976
Preferred stock dividends	—	—	—	—	—	—	(1,535)	(1,535)
Issuance of common stock under employee benefit plans	—	—	331,781	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(113,911)	(1)	(1,339)	—	—	(1,340)
Stock-based compensation	—	—	—	—	1,918	—	—	1,918
Repurchased and retired shares of common stock	—	—	(251,146)	(2)	—	—	(2,766)	(2,768)
Other comprehensive loss	—	—	—	—	—	(294)	—	(294)
Net income	—	—	—	—	—	—	516	516
Balance as of March 31, 2024	400	$39,691	17,571,095	$176	$300,137	$1,350	$(52,881)	$288,473
Preferred stock dividends	—	—	—	—	—	—	(1,531)	(1,531)
Exercise of stock options	—	—	5,796	—	67	—	—	67
Issuance of common stock under employee benefit plans	—	—	94,961	1	—	—	—	1
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,826)	—	(26)	—	—	(26)
Stock-based compensation	—	—	—	—	1,823	—	—	1,823
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(483)		(483)
Net income	—	—	—	—	—	—	371	371
Balance as of June 30, 2024	400	$39,691	17,670,026	$177	$302,001	$867	$(54,041)	$288,695

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	400	$39,691	18,892,791	$189	$292,854	$3,102	$13,891	$349,727
Preferred stock dividends	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of common stock under employee benefit plans	—	—	245,638	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(85,023)	(1)	(994)	—	—	(995)
Stock-based compensation	—	—	—	—	2,224	—	—	2,224
Repurchased and retired shares of common stock	—	—	(75,000)	(1)	1	—	(371)	(371)
Other comprehensive loss	—	—	—	—	—	(475)	—	(475)
Net loss	—	—	—	—	—	—	(5,740)	(5,740)
Balance as of March 31, 2023	400	$39,691	18,978,406	$190	$294,082	$2,627	$6,323	$342,913
Preferred stock dividends	—	—	—	—	—	—	(1,487)	(1,487)
Issuance of common stock under employee benefit plans	—	—	53,756	1	(1)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,416)	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Repurchased and retired shares of common stock	—	—	(1,260,357)	(13)	—	—	(7,615)	(7,628)
Other comprehensive gain	—	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	—	(51,232)	(51,232)
Balance as of June 30, 2023	400	$39,691	17,770,389	$178	$296,142	$2,880	$(54,011)	$284,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Operating activities
Net income (loss)	$887	$(56,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,360	15,709
Amortization of debt issuance costs	758	840
Stock-based compensation	3,741	4,292
Equity investment loss	4,407	9
Deferred income taxes	249	(17,333)
Loss on disposals of long-lived assets	212	33
Impairment of goodwill and intangible assets	—	64,000
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	12,143	11,894
Prepaid expenses	(2,802)	(4,007)
Income tax receivable/payable	(3,605)	(827)
Operating leases, net	3,045	2,784
Other assets	(541)	(718)
Accounts payable	(1,664)	1,849
Accrued compensation and benefits	686	2,707
Accrued liabilities	3,529	(554)
Deferred revenue and student deposits	1,793	4,793
Net cash provided by operating activities	33,198	28,499
Investing activities
Capital expenditures	(11,416)	(6,553)
Net cash used in investing activities	(11,416)	(6,553)
Financing activities
Cash paid for repurchase of common stock	(4,133)	(9,001)
Cash received from exercise of stock options	67	—
Preferred stock dividends paid	(3,066)	(2,943)
Cash paid for principal on borrowings and finance leases	(2,801)	(57)
Net cash used in financing activities	(9,933)	(12,001)
Net increase in cash, cash equivalents, and restricted cash	11,849	9,945
Cash, cash equivalents, and restricted cash at beginning of period	144,342	129,458
Cash, cash equivalents, and restricted cash at end of period	$156,191	$139,403

Supplemental disclosure of cash flow information
Interest paid	$5,433	$5,143
Income taxes paid	$4,297	$1,535

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

•Rasmussen College, LLC, which is referred to herein as Rasmussen University, or RU, a nursing- and health sciences-focused institution, provides postsecondary education to students at 20 campuses in six states and online. RU is institutionally accredited by HLC.

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

    The Company’s operations are organized into the following reportable segments:

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

Unaudited Interim Consolidated Financial Information

The unaudited interim Consolidated Financial Statements do not include all the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2024. This Quarterly Report on Form 10-Q, or this Quarterly Report, should be read in conjunction with the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Annual Report.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes a $24.9 million restricted certificate of deposit to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. Restricted cash on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, excluding the restricted certificate of deposit, was $1.5 million and $2.7 million, respectively. Total restricted cash as of June 30, 2024, and December 31, 2023, was $26.4 million and $27.7 million, respectively.

Cash and cash equivalents and restricted cash as of June 30, 2024, and December 31, 2023, were as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Cash, cash equivalents, and restricted cash	$156,191	$144,342
Less: restricted cash	(26,394)	(27,682)
Total unrestricted cash	$129,797	$116,660

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

In each reporting period, the Company evaluates its cost method investment for observable price changes. Factors the Company may consider when evaluating an observable price change may include significant changes in the regulatory, economic or technological environment, changes in general market conditions, bona fide offers to purchase or sell similar investments, and other criteria.

Management must exercise significant judgment in evaluating the potential impairment of its equity investments.

During the first quarter of 2024, the Company evaluated its equity investments for indicators of impairment and concluded the fair value of the cost method investment was less than its carrying amount. As a result, during the three months ended March 31, 2024, the Company recorded an investment loss of $3.3 million on a 2015 cost method investment, which is included in equity investment loss in the Consolidated Statements of Income and is due to the investee entering into a new convertible debt agreement that resulted in the conversion of the Company’s preferred stock holdings in the investee into common shares, and the dilution of the Company’s ownership percentage. The investment loss recorded reduced the book value of the cost method investment to zero.

During the second quarter of 2024, the Company sold its remaining equity method investment back to the investee, as it was no longer considered a strategic investment. As a result, during the three months ended June 30, 2024, the Company recorded an investment loss of $1.1 million on a 2013 equity method investment, which is included in equity investment loss in the Consolidated Statements of Income. The investment loss recorded reduced the book value of the equity method investment to zero, and at June 30, 2024, the Company no longer has any investments accounted for under ASC 323 and ASC 321. At December 31, 2023, the Company’s equity investments were included in Other assets, net on the accompanying Consolidated Balance Sheets.

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

Stock-based compensation cost is recognized as expense generally over a three-year vesting period using the straight-line method for employees and the graded-vesting method for members of the Company’s Board of Directors, or the Board. It is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the Company’s common stock. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity for the same maturity as the estimated life of the option quoted on an investment basis in effect at the time of grant for that business day.

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

Stock-based compensation expense for the three months ended June 30, 2024, and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Instructional costs and services	$197	$258	$420	$537
Selling and promotional	130	188	269	417
General and administrative	1,496	1,622	3,052	3,338
Total stock-based compensation expense	$1,823	$2,068	$3,741	$4,292

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2024, and 2023, the Management Development and Compensation Committee of the Board approved annual incentive arrangements for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three and six months ended June 30, 2024, the Company recognized an aggregate incentive-based compensation expense of $1.9 million and $3.8 million, respectively, compared to an aggregate expense of $1.8 million and $3.8 million for the three and six months ended June 30, 2023, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes. The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

For the three and six months ended June 30, 2023, the Company elected to utilize the actual effective tax rate as allowed by FASB ASC 740, Accounting for Income Taxes. The Company calculated the interim tax provision for the three and six months ended June 30, 2023, as if it was the annual period and determined the income tax expense or benefit on that basis. The Company believed that the actual effective tax rate for the three and six months ended June 30, 2023, was a better estimate than the annual effective tax rate, as the annual effective tax rate method was highly sensitive to insignificant changes to estimated annual income tax expense or benefit.

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

Note 3. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended June 30, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$76,419	$44,735	$13,689	$6,404	$141,247
Graduation fees	459	—	—	—	459
Textbook and other course materials	—	7,782	2,399	—	10,181
Other fees	170	517	321	—	1,008
Total Revenue	$77,048	$53,034	$16,409	$6,404	$152,895

	Three Months Ended June 30, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$72,923	$43,513	$12,116	$7,420	$135,972
Graduation fees	388	—	—	—	388
Textbook and other course materials	—	7,890	2,004	—	9,894
Other fees	246	568	146	—	960
Total Revenue	$73,557	$51,971	$14,266	$7,420	$147,214

	Six Months Ended June 30, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$156,224	$89,412	$27,289	$10,598	$283,523
Graduation fees	1,119	—	—	—	1,119
Textbook and other course materials	—	15,693	4,952	—	20,645
Other fees	361	1,064	615	—	2,040
Total Revenue	$157,704	$106,169	$32,856	$10,598	$307,327

	Six Months Ended June 30, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$146,345	$91,709	$23,097	$12,524	$273,675
Graduation fees	757	—	—	—	757
Textbook and other course materials	—	16,597	3,998	—	20,595
Other fees	433	1,132	311	—	1,876
Total Revenue	$147,535	$109,438	$27,406	$12,524	$296,903

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of June 30, 2024, and December 31, 2023.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at June 30, 2024, was $25.6 million and included $14.8 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.8 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2023, was $23.8 million and included $13.8 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.0 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Florida, under an operating lease that expires in January 2026, and previously leased corporate office space in Maryland under an operating lease that expired in July 2024. The RU Segment leases administrative office space in suburban Chicago, Illinois, and Minneapolis, Minnesota, and leases 20 campuses located in six states under operating leases that expire through March 2034. The HCN Segment leases administrative office space in Columbus, Ohio, and leases eight campuses located in three states under operating leases that expire through December 2034. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii, under operating leases that expire through September 2036.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six months ended June 30, 2024 was $4.3 million and $9.5 million, respectively, compared to $5.1 million and $10.4 million for the three and six months ended June 30, 2023, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and six months ended June 30, 2024 was $3.7 million and $8.2 million, respectively, compared to $5.1 million and $10.1 million for the three and six months ended June 30, 2023, respectively, and is included in operating cash flows.

Loss on leases

During the three months ended March 31, 2024, the Company elected to terminate its RU Segment lease for a planned Dallas, Texas campus. The Company paid a lease termination fee of $2.2 million and recorded a loss of $2.1 million as a result of this lease termination. Additionally, during the three months ended June 30, 2024, the Company paid a lease termination fee of $1.2 million related to the consolidation of two RU campuses in Minnesota. As a result of the lease termination, and the consolidation of the RU campuses, during the three and six months ended June 30, 2024, the Company recorded a loss on leases of $0.4 million and $1.2 million, respectively.

In May 2024, RU notified the Wisconsin Educational Approval Program that it intends to voluntarily close two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. As a result, the Company recorded a lease impairment of $0.4 million during the three months ended June 30, 2024.

During the three and six months ended June 30, 2024, the total loss on leases was $0.8 million and $3.7 million, respectively, and is included in Loss on leases in the Consolidated Statements of Income.

Finance Leases

The Company leases copiers and printers pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of June 30, 2024, the total finance lease liability was $0.6 million, with an average interest rate of 6.70%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $0.1 million for both the three and six months ended June 30, 2024, and $30,000 and $0.1 million for the three and six months ended June 30, 2023, respectively, and is recorded in Depreciation and amortization expense in the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of June 30, 2024 (dollars in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2024 (remaining)	8,402	163
2025	18,954	213
2026	17,914	213
2027	17,025	36
2028	15,695	—
2029	13,521	—
2030 and beyond	52,833	—
Total future minimum lease payments	$144,344	$625
Less: imputed interest	(32,287)	(52)
Present value of operating lease liabilities	$112,057	$573
Less: lease liabilities, current	(12,011)	(238)
Lease liabilities, long-term	$100,046	$335

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$12,011
Finance lease liabilities, current	238
Long-term:
Operating lease liabilities, long-term	100,046
Finance lease liabilities, long-term	335
Total lease liabilities	$112,630

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	8.41
Finance leases	2.45
Weighted average discount rate:
Operating leases	5.4%
Finance leases	6.7%

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

The Company recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. There are no definite-lived intangible assets in the APUS Segment. The Company recorded amortization expense related to definite-lived intangible assets of $1.3 million and $2.5 million for the three and six months ended June 30, 2024, respectively, compared to $4.0 million and $7.9 million for the three and six months ended June 30, 2023, respectively.

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

During the three months ended June 30, 2024, in connection with the preparation of this Quarterly Report, the Company performed a qualitative assessment for potential impairment of the RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets for the RU and HCN Segments, the Company concluded it was more likely than not that the fair value of each of the RU and HCN Segments was more than the respective carrying value, and therefore no quantitative impairment test and no impairment charge was necessary.

During the three months ended June 30, 2023, the Company completed a qualitative assessment of RU and HCN Segment goodwill to determine if an interim goodwill impairment testing was necessary. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions. The Company concluded it was more likely than not the fair value of the RU Segment was less than its carrying amount resulting from RU’s underperformance when compared to 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023, as compared to prior projections, and the Company’s market value. There were no indicators of impairment at HCN. As a result, the Company completed a quantitative impairment test related to the valuation of its RU Segment goodwill during the second quarter of 2023. The implied fair value of RU Segment goodwill was calculated and compared to the recorded value. As a result, the Company recorded a non-cash impairment charge of $53.0 million and the corresponding tax impact of $15.8 million to reduce the carrying value of RU Segment goodwill to $33.0 million during the three months ended June 30, 2023. The impairment charge recorded eliminated the difference between the fair value and book value of RU Segment goodwill.

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

The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2024 (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2023	$—	$33,030	$26,563	$59,593
Goodwill acquired	—	—	—	—
Impairment	—	—	—	$—
Goodwill as of June 30, 2024	$—	$33,030	$26,563	$59,593

The following table represents the balance of the Company’s intangible assets as of June 30, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	13,759	—	804
Student and customer contracts and relationships	4,614	4,614	—	—
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	28	—	—
Total finite-lived intangible assets	$40,826	$40,022	$—	$804
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$40,022	$26,500	$29,025

The following table represents the balance of the Company’s intangible assets as of December 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	11,400	—	3,163
Student and customer contracts and relationships	4,614	4,465	—	149
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	22	—	6
Total finite-lived intangible assets	$40,826	$37,508	$—	$3,318
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$37,508	$26,500	$31,539

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Loss per common share
Net income (loss)	371	(51,232)	$887	$(56,972)
Preferred Stock Dividend	1,531	1,487	3,066	2,944
Net loss available to common shareholders	(1,160)	(52,719)	$(2,179)	$(59,916)
Basic weighted average shares outstanding	17,627	17,932	17,568	18,457
Loss per common share	$(0.07)	$(2.94)	$(0.12)	$(3.25)

Diluted loss per common share
Net loss available to common shareholders	$(1,160)	$(52,719)	$(2,179)	$(59,916)
Basic weighted average shares outstanding	17,627	17,932	17,568	18,457
Effect of dilutive restricted stock and options	507	59	418	74
Diluted weighted average shares outstanding	18,134	17,991	17,986	18,531
Diluted loss per common share	$(0.06)	$(2.93)	$(0.12)	$(3.23)

The table below reflects a summary of securities that could potentially dilute basic loss per common share in future periods that were not included in the computation of diluted loss per share because the effect would have been antidilutive (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock options	110	163	132	163
Restricted shares	27	966	73	966
Total antidilutive securities	137	1,129	205	1,129

Note 7. Long-Term Debt

In connection with the acquisition of RU, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan is presented net of deferred financing fees on the Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of June 30, 2024, and December 31, 2023, the

remaining unamortized deferred financing fees were $3.7 million and $4.4 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2024, and December 31, 2023.

In June 2023, in connection with the cessation of publication of the London Interbank Offered Rate, or LIBOR, the Credit Agreement was amended to change the applicable floating index rate at which interest on borrowings under the Facilities would accrue from LIBOR to Term Secured Overnight Financing Rate, or Term SOFR (as defined in the Credit Agreement, as amended), a forward-looking term rate. Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term SOFR (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI and subject to a 0.75% floor after giving effect to such adjustment) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of June 30, 2024, the Facilities’ borrowing rate was 10.94%, excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

Interest expense, including offsets from the interest rate cap agreement, was $1.9 million and $3.9 million for the three and six months ended June 30, 2024, respectively, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2023, respectively.

In December 2022, APEI made prepayments totaling $65.0 million on the Term Loan. With this prepayment, APEI is not required to make quarterly principal payments on the Term Loan until payment of the outstanding principal amount at maturity in September 2027, subject to certain exceptions, including with respect to annual excess cash flows, proceeds from the sale of certain assets, casualty and condemnation events, and prohibited debt issuances. During the three months ended June 30, 2024, as a result of the annual 2023 excess cash flow calculation, APEI paid $2.6 million in principal on the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.00 to 1.00. As of June 30, 2024, APEI was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock, please refer to “Note 11. Preferred Stock” in these Consolidated Financial Statements.

Long-term debt consists of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Credit agreement	$96,425	$99,063
Deferred financing fees	(3,673)	(4,381)
Total debt	92,752	94,682

Less: Current portion	—	—
Long-Term Debt	$92,752	$94,682

Scheduled maturities of long-term debt at June 30, 2024, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	$96,425
Total	$96,425

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

In connection with cessation of publication of LIBOR, the Company terminated its existing interest rate cap agreement and entered into a new interest rate cap agreement that transitioned the benchmark rate to Term SOFR, effective June 30, 2023. The new interest rate cap agreement was structured in a way that there was no change in the value to the Company and provides the Company with interest rate protection in the event that the Term SOFR rate exceeds 1.78%. The new interest rate cap agreement will expire on December 31, 2024.

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

At June 30, 2024, and December 31, 2023, the fair value of the interest rate cap totaled $1.5 million and $2.6 million, respectively, and was recorded in Other assets, net on the Consolidated Balance Sheets. The unrealized gains of $0.5 million and $0.9 million are included in accumulated other comprehensive income as of June 30, 2024, and December 31, 2023, respectively.

During the three and six months ended June 30, 2024, the Company reclassified $0.8 million and $1.6 million, respectively, from accumulated other comprehensive income to interest expense, compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively. The Company estimates that approximately $1.5 million will be reclassified from accumulated other comprehensive income into interest expense during the next six months.

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

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$77,048	$73,557	$157,704	$147,535
RU Segment	53,034	51,971	106,169	109,438
HCN Segment	16,409	14,266	32,856	27,406
Corporate and Other	6,404	7,420	10,598	12,524
Total Revenue	$152,895	$147,214	$307,327	$296,903
Depreciation and amortization:
APUS Segment	$1,215	$1,291	$2,455	$2,691
RU Segment	3,331	6,195	6,615	12,122
HCN Segment	365	323	687	613
Corporate and Other	321	144	603	283
Total Depreciation and amortization	$5,232	$7,953	$10,360	$15,709
Income (loss) from operations before interest and income taxes:
APUS Segment	$18,291	$18,941	$41,378	$36,015
RU Segment	(8,826)	(77,274)	(17,792)	(90,138)
HCN Segment	(744)	(235)	(1,048)	(1,538)
Corporate and Other	(6,501)	(6,700)	(15,136)	$(14,977)
Total income (loss) from operations before interest and income taxes	$2,220	$(65,268)	$7,402	$(70,638)
Interest income (expense):
APUS Segment	$468	$669	$880	$829
RU Segment	(10)	—	(10)	1
HCN Segment	27	23	52	42
Corporate and Other	(1,270)	(1,789)	(1,833)	(3,748)
Total Interest expense, net	$(785)	$(1,097)	$(911)	$(2,876)
Income tax expense (benefit):
APUS Segment	$7,364	$4,207	$14,845	$9,720
RU Segment	(3,366)	(18,224)	(6,097)	(22,178)
HCN Segment	(258)	160	(329)	(185)
Corporate and Other	(3,756)	(1,280)	(7,222)	(3,908)
Total Income tax expense (benefit)	$(16)	$(15,137)	$1,197	$(16,551)
Capital expenditures:
APUS Segment	$829	$1,349	$1,430	$1,649
RU Segment	1,005	1,279	3,752	3,285
HCN Segment	2,434	205	4,656	1,032
Corporate and Other	930	514	1,578	587
Total Capital Expenditures	$5,198	$3,347	$11,416	$6,553

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Assets:
APUS Segment	$101,649	$108,749
RU Segment	210,966	220,901
HCN Segment	75,108	60,270
Corporate and Other	172,980	167,466
Total Assets	$560,703	$557,386

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

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2024	2023	2024	2023
DoD tuition assistance programs	45%	47%	47%	48%
VA education benefits	24%	22%	24%	22%
Title IV programs	17%	17%	16%	17%
Cash and other sources	14%	14%	13%	13%
A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2024	2023	2024	2023
Title IV programs	76%	75%	76%	74%
Cash and other sources	22%	24%	23%	24%
VA education benefits	2%	1%	1%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2024	2023	2024	2023
Title IV programs	83%	79%	83%	79%
Cash and other sources	16%	19%	16%	20%
VA education benefits	1%	2%	1%	1%

Note 11. Preferred Stock

On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.

The Series A Senior Preferred Stock has cumulative dividends that accrue daily at an annual rate that is equal to SOFR (selected by the Company for each divided period), plus 10.00%. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6.00% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of June 30, 2024, the dividend rate was 15.33% based on a three-month dividend period. Dividend periods will be monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates using a three-month period. Dividends will be paid, after declaration by the Board, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the three and six months ended June 30, 2024, dividends declared and paid on the Series A Senior Preferred Stock were $1.5 million and $3.0 million, respectively, compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2023, respectively.

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

The Liquidation Preference of $51.2 million and $55.3 million as of June 30, 2024, and December 31, 2023, respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of June 30, 2024, and December 31, 2023, the make-whole payment included in the Liquidation Preference was $8.2 million and $12.3 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025, at which time it will be eliminated. Events of default trigger an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The following table lists the components of the liquidation preference for the periods presented below (in thousands):

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,072	$40,072
Make whole payment	8,241	12,266
Early redemption premium	2,915	2,915
Liquidation Preference	$51,228	$55,253

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
•actions by the Department of Defense, or DoD, or branches of the United States Armed Forces, including actions related to the disruption and suspension of DoD tuition assistance, or TA, programs and ArmyIgnitED, our responses to those actions, and expectations regarding the effects of those actions and responses;
•federal appropriations and other budgetary matters, including government shutdowns;
•changes in enrollment in postsecondary degree-granting institutions and workforce needs;
•the competitive environment in which we operate;
•our ability to recognize the intended benefits of our cost savings and revenue-generating efforts;
•challenges related to insourcing and outsourcing information technology services to our operations and third-party vendors, respectively;
•our ability to manage and influence our bad debt expense;
•the expected impact on our students and our business from campus closures and consolidations;
•our financial performance generally; and
•our expectations and estimates regarding tax and accounting matters.

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

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 104,800 students and career learning to approximately 25,000 individuals through four subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA. Our subsidiary institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by ED to participate in Title IV programs.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 87,900 adult learners, directed primarily at the needs of the military, military-affiliated, public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of June 30, 2024, approximately 66% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to approximately 13,600 students at 20 campuses in six states and online. As of June 30, 2024, on-ground enrollment was 6,200, of which approximately 5,500 students were pursuing nursing degrees at RU, approximately 90% of whom were enrolled in RU’s pre-licensure nursing degree programs. At June 30, 2024, online enrollment was approximately 7,400 students.

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

Tuition Increases

Providing affordable degree and certificate programs is an important element of our competitive strategy. APUS implemented modest tuition and fee increases for non-military and veteran students in the second and third quarters of 2023. In April 2024, APUS implemented an additional modest tuition increase to master’s level students across all categories, including military, non-military and veteran students. Even after these tuition and fee increases, we believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented modest tuition increases effective in the first quarter of 2023 and 2024 for select programs and plans to implement modest increases for new students in August 2024 and returning students in October 2024. HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs. The tuition and fee increases at RU and HCN are intended to reflect adjustments to be consistent with the local campus markets. Even inclusive of these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

Campus Closures

During the six months ended June 30, 2024, our RU Segment consolidated two Minnesota campuses, and in May 2024, RU notified the Wisconsin Educational Approval Program, or EAP, that it intends to voluntarily close its two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. All students enrolled at the two Wisconsin campuses have expected graduation dates on or before the applicable campus closing date. These actions are expected to directly impact approximately 90 students, or less than 1% of RU’s current total enrollment.

Regulatory and Legislative Activity

American Public University System

A team of Higher Learning Commission, or HLC, peer reviewers conducted a focused visit at APUS in March 2024, after HLC raised concerns regarding compliance with standards related to program development oversight and program assessment processes as a result of course availability in one program. Following the focused visit, the team found that the concerns were appropriately addressed, and no additional monitoring is required. Their recommendations were sent to the HLCs Institutional Action Council, or IAC, for review and action. At the June 2024 meeting, the IAC concurred with the team’s findings and affirmed that APUS addressed all concerns regarding compliance with HLC standards.

In July 2024, ED notified APUS that it had approved APUS’s continued participation in the Title IV programs under a Provisional Program Participation Agreement, or PPPA, that is effective July 15, 2024, and expires June 30, 2026. ED granted approval on a provisional basis because APUS is subject to an open program review at the time of recertification. The PPPA imposes new reporting requirements on APUS related to accrediting agency actions, governmental actions, and class actions. Additionally, APEI co-signed the PPPA pursuant to new regulations effective July 1, 2024, which require an entity with a direct or indirect ownership interest and the power to exercise control over the institution to co-sign the PPPA and assume joint and several liability for the participating institution’s Title IV liabilities.

Rasmussen University

In March 2024, the Florida Board of Nursing, or FBN, placed RU’s Associate Degree in Nursing, or ADN, programs at its Tampa/Brandon, and Ocala, Florida, campuses, along with the Ocala campus satellite program at North Orlando, Florida, on probationary status due to two consecutive years of NCLEX pass rates not meeting the state standard. If a program’s pass rate continues to not satisfy the required standard in any of the two years following the program’s placement on probationary status, but the program shows adequate progress toward the required pass rate, FBN may allow the program to continue on probation for one additional year. If the program fails to show adequate progress toward the required pass rate, FBN may choose to disapprove the program.

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

At its May 2024 meeting, the Florida Commission on Independent Education, or FCIE, reviewed RU for a substantive change due to financial stability concerns and the Fort Myers, Ocala and Tampa, Florida ADN programs being placed on probation by FBN. FCIE subsequently placed RU on a provisional license, which will run through November 30, 2024. To fulfil a condition of licensure, RU submitted an interim report on its financial condition and NCLEX pass rates for the Fort Myers, Ocala and Tampa, Florida ADN programs to FCIE in July 2024. RU’s annual renewal will be reviewed by FCIE in November 2024. Failure to improve financial stability and NCLEX pass rates by that time could lead to further adverse action by FCIE, which could have an adverse impact on RU’s ability to enroll students and to continue offering ADN programs in Florida.

In September 2022, ACEN granted RU’s ADN and PN programs in Moorhead, Minnesota and RU’s ADN program in Overland Park, Kansas continued accreditation with conditions, in each case because the program experienced first-time NCLEX pass rates below ACEN’s required threshold. For the two Moorhead, Minnesota programs, ACEN also identified evidence of noncompliance with respect to analysis and use of assessment data in program decision-making. The ADN programs have two years, and the PN program has 18 months, from the date the conditions were imposed, to demonstrate compliance with all criteria related to the standard for which the programs were found to be in noncompliance, though ACEN does not necessarily have to take action on any particular timetable. If compliance is not achieved by the end of the monitoring period, ACEN may deny continuing accreditation absent good cause. In April 2024, ACEN removed the conditions, granting Continuing Accreditation with the next evaluation in Spring 2030, after review of the follow-up report for RU’s Moorhead, Minnesota PN program. In July 2024, RU’s Moorhead, MN ADN program and the Overland Park, KS ADN program submitted to ACEN their follow-up reports and applications for continuing accreditation for good cause. If ACEN determines areas of non-compliance remain in the program, ACEN could withdraw either ADN program’s accreditation or grant it continuing accreditation for good cause.

RU’s Moorhead, Minnesota PN program is currently approved with the MBN, but first-time NCLEX pass rates have been below the standard for three consecutive years. On August 1, 2024, MBN placed RU’s Moorhead, Minnesota PN program on conditional approval status and issued a corrective action order.

Gainful Employment

Pursuant to new gainful employment, or GE, regulations that took effect July 1, 2024, ED will determine the Title IV eligibility of GE programs based in part on satisfaction of specified performance levels of two new measures, as discussed in more detail in our Annual Report. Institutions will generally be required to report certain information used to calculate these measures to ED by July 31 of each year, provided that for 2024, ED announced that the reporting deadline was October 1, 2024.

Other Recent Legislative and Regulatory Activity

On July 17, 2024, ED proposed regulations related to, among other matters, distance education and Return to Title IV, or R2T4, rules. Proposed changes related to distance education include additional reporting requirements for programs offered entirely through distance education and students’ distance education status, in part to allow students to obtain closed school loan discharges when an institution ends a program offered in-person or online. Proposed changes related to R2T4 rules, which govern an institution’s obligations to return Title IV funds to ED when a student withdraws, would require an institution to take attendance, for purposes of the R2T4 calculation, for each course offered entirely through distance education. Under the Higher Education Act of 1965, as amended, the earliest any final regulations would be effective is July 1, 2025.

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

Summary of Results

Consolidated revenue for the three months ended June 30, 2024, increased to $152.9 million from $147.2 million, or by 3.9%, as compared to the prior year period. Our net income for the three months ended June 30, 2024, was $0.4 million, compared to a net loss of $51.2 million in the prior year period, an increase of $51.6 million. The results for the three months ended June 30, 2024, include a $1.1 million non-cash loss on sale of an equity investment in Corporate and Other, a $0.8 million pre-tax loss on leases in our RU Segment, $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other, and the planned closure of the Wisconsin campuses in our RU Segment, and $0.2 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other. The results in the prior year period include a non-cash impairment charge of $64.0 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets and reflect the corresponding tax impact. Our operating margin improved to 1.5% for the three months ended June 30, 2024, compared to negative 44.3% in the prior year period. Excluding the loss on leases, severance costs and information technology transition service costs in 2024, and the non-cash impairment charge on goodwill and intangible assets in 2023, our operating margin was 2.4% for the three months ended June 30, 2024, compared to negative 0.9% for the three months ended June 30, 2023.

Consolidated revenue for the six months ended June 30, 2024, increased to $307.3 million from $296.9 million, or by 3.5%, as compared to the prior year period. Our net income for the six months ended June 30, 2024, was $0.9 million, compared to a net loss of $57.0 million in the prior year period, an increase of $57.9 million. The results for the six months ended June 30, 2024, include non-cash losses on investments of $4.4 million in Corporate and Other, a $3.7 million pre-tax loss on leases in our RU Segment, $2.0 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other, and $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other, and the planned closure of the Wisconsin campuses in our RU Segment. The results in the prior year period include a non-cash impairment charge of $64.0 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets and reflect the corresponding tax impact and $2.4 million in transition service fees related to the termination of the Collegis LLC, or Collegis, marketing contract in our RU Segment. Our operating margin improved to 2.4% for the six months ended June 30, 2024, compared to negative 23.8%, in the prior year period. Excluding the loss on leases, information technology transition service costs and severance costs in 2024, and the non-cash impairment charge on goodwill and intangible assets and marketing transition services fees in 2023, our operating margin was 4.4 % for the six months ended June 30, 2024, compared to negative 1.4% for the six months ended June 30, 2023.

APUS net course registrations for the three months ended June 30, 2024, increased to approximately 89,800 from approximately 88,300, an increase of 1,500, or 1.7%, as compared to the prior year period. APUS Segment revenue for the three months ended June 30, 2024, increased to $77.0 million from $73.6 million, or by 4.7%, as compared to the prior year period. The revenue increase for the period was greater than the increase in net course registrations due to the tuition and fee increases in the second and third quarters of 2023 and the second quarter of 2024, and the timing of course starts within the respective periods. APUS net course registrations for the six months ended June 30, 2024, increased to approximately 188,800 from approximately 184,500, an increase of 4,300, or 2.3%, as compared to the prior year period. APUS Segment revenue for the six months ended June 30, 2024, increased to $157.7 million from $147.5 million, or by 6.9%, as compared to the prior year period. The revenue increase for the period was greater than the increase in net course registrations due to the tuition and fee increases in 2023 and 2024 and the timing of course starts within the respective periods. APUS Segment operating margin decreased to 23.7% for the three months ended June 30, 2024, from 25.8% in the prior year period and increased to 26.2% from 24.4% for the six months ended June 30, 2024, as compared to the prior year period.

RU total enrollment for the three months ended June 30, 2024, decreased to approximately 13,600 from approximately 13,900, a decrease of 300, or 2.2%, as compared to the prior year period. RU Segment revenue for the three months ended June 30, 2024, increased to $53.0 million from $52.0 million, or by 2.0%, as compared to the prior year period. The revenue increase, when compared to the first quarter total enrollment decrease, was primarily due to a tuition increase in the first quarter of 2024. RU total enrollment for the six months ended June 30, 2024, decreased approximately 3.9%, as compared to the prior year period. RU Segment revenue for the six months ended June 30, 2024, decreased to $106.2 million from $109.4 million, or by 3.0%, as compared to the prior year period. Excluding the impact of the non-cash impairment charge in the prior year period, RU Segment operating margin improved to negative 16.6% from negative 25.5% for the three months ended June 30, 2024, and improved to negative 16.8% from negative 23.9% for the six months ended June 30, 2024, as compared to the prior year period.
HCN total enrollment for the three months ended June 30, 2024, increased to approximately 3,300 from approximately 3,000, an increase of 300, or 9.4%, as compared to the prior year period. HCN Segment revenue for the three months ended June 30, 2024, increased to $16.4 million from $14.3 million, or by 15.0%, as compared to the prior year period. The revenue increase was greater than the enrollment increase due to a 5% tuition increase across all programs implemented in the second quarter of 2023. HCN total enrollment for the six months ended June 30, 2024, increased approximately 14.7%, as compared to the prior year period, primarily due to enrollment growth at the Detroit, Michigan campus. HCN Segment revenue for the six months ended June 30, 2024, increased to $32.9 million from $27.4 million, or by 19.9%, as compared to the prior year period. The revenue increase was greater than the enrollment increase due to the tuition increase in the second quarter of 2023. HCN Segment operating margin decreased to negative 4.5% from negative 1.6% for the three months ended June 30, 2024, and improved to negative 3.2% from negative 5.6% for the six months ended June 30, 2024, as compared to the prior year period.

Critical Accounting Policies and Use of Estimates

Goodwill and indefinite-lived intangible assets. Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed, and the fair value assigned to identifiable intangible assets. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. In connection with our acquisitions of RU and HCN, we recorded $217.4 million and $38.6 million of goodwill, respectively, in our RU and HCN Segments. We later recorded non-cash impairment charges reducing the carrying value of RU and HCN Segment goodwill to $33.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA. No goodwill is recorded in our APUS Segment.

In addition to goodwill, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, in our RU and HCN Segments, which include intangible assets related to trade name, accreditation, licensing, and Title IV, and affiliate agreements. We later recorded non-cash impairment charges reducing the carrying value of RU indefinite-lived identified intangible assets to $24.5 million. There were no indefinite useful life intangible assets identified as a result of the acquisition of GSUSA. There are no indefinite-lived intangible assets in our APUS Segment.

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

During the three months ended June 30, 2024, we completed a qualitative assessment of RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, we considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing this qualitative assessment, we concluded it was more likely than not that the fair value of each of the RU and HCN Segments was greater than the respective carrying value, and therefore no quantitative impairment test and no impairment charge was necessary.

During the three months ended June 30, 2023, we completed a qualitative assessment of RU and HCN Segment goodwill to determine if an interim goodwill impairment testing was necessary. This evaluation included consideration of enrollment trends and financial performance, as well as industry and market conditions. We concluded it was more likely than not that the fair value of the RU Segment was less than its carrying amount resulting from RU’s underperformance when compared to 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023, as compared to prior projections, and our market value. There were no indicators of impairment at HCN.
As a result, we completed a quantitative impairment test related to the valuation of RU Segment goodwill during the second quarter of 2023. The implied fair value of RU Segment goodwill was calculated and compared to the recorded value. As a result, we recorded a non-cash impairment charge of $53.0 million and the corresponding tax impact of $15.8 million to reduce the carrying value of RU Segment goodwill to $33.0 million during the three months ended June 30, 2023. The impairment charge recorded eliminated the difference between the fair value and book value of RU Segment goodwill.

We also evaluated events and circumstances related to the valuation of intangible assets recorded within our RU and HCN Segments to determine if there were indicators of impairment. We concluded there were indicators of impairment during the three months ended June 30, 2023, of the RU Segment intangible assets. There were no indicators of impairment at HCN. As a result, we recorded a non-cash impairment charge of $11.0 million to reduce the carrying values of the RU Segment trade name and RU Segment accreditation, licensing and Title IV indefinite-lived intangible assets during the second quarter of 2023 to $18.5 million and $6.0 million, respectively. The impairment charge recorded eliminated the difference between the fair value of the trade name and accreditation, licensing, and Title IV indefinite lived intangible assets, and their book values.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended June 30, 2024, increased to approximately 89,800 from approximately 88,300, an increase of 1,500, or 1.7%, as compared to the prior year period. APUS net course registrations for the six months ended June 30, 2024, increased to approximately 188,800 from approximately 184,500, an increase of 4,300, or 2.3%, as compared to the prior year period. The increase in net course registrations was primarily due to an increase in registrations by military-affiliated students utilizing education benefit programs administered by the U.S. Department of

Veterans Affairs, or VA. APUS Segment operating margin decreased to 23.7% from 25.8% for the three months ended June 30, 2024,and increased to 26.2% from 24.4% for the six months ended June 30, 2024, as compared to the prior year period. The decrease in operating margin for the three months ended June 30, 2024, was primarily due to increases in information technology costs, including transition service costs, employee compensation costs, and advertising costs, as compared to the prior year period. The increase in operating margin for the six months ended June 30, 2024, was primarily due to an increase in revenue and a decrease in advertising costs, partially offset by increases in employee compensation costs and information technology costs, including transition service costs, as compared to the prior year period.

RU total enrollment for the three months ended June 30, 2024, decreased to approximately 13,600 from 13,900 for the three months ended June 30, 2023, a decrease of 300, or 2.2%, driven by a 8.8% decrease in on-ground enrollment, partially offset by a 4.2% increase in online enrollment, which has a lower revenue per student. RU total enrollment for the six months ended June 30, 2024, decreased approximately 3.9%, driven by a 10.1% decrease in on-ground enrollment, partially offset by a 2.1% increase in online enrollment, as compared to the prior year period. We believe the decline in on-ground enrollment can be attributed to several factors, including caps on nursing student enrollment and low NCLEX pass rates at certain RU campuses, and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. Excluding the loss on leases and severance costs in 2024 and the non-cash impairment charge on goodwill and intangible assets, and marketing transition services fees in 2023, RU Segment operating margin improved to negative 15.0% from negative 25.5% for the three months ended June 30, 2024, and improved to negative 13.2% from negative 21.7% for the six months ended June 30, 2024, as compared to the prior year period. The improvement in the operating margin for the three and six months ended June 30, 2024, was primarily due to decreases in depreciation and amortization expenses, and decreases in employee compensation costs.

HCN total enrollment for the three months ended June 30, 2024, increased to approximately 3,300 from approximately 3,000, an increase of 300, or 9.4%, as compared to the prior year period. HCN total enrollment for the six months ended June 30, 2024 increased approximately 14.7%, as compared to the prior year period. The increase in total student enrollment is primarily due to enrollment growth at the Detroit, Michigan campus. HCN Segment operating margin decreased to negative 4.5% from negative 1.6% for the three months ended June 30, 2024, and improved to negative 3.2% from negative 5.6% for the six months ended June 30, 2024, as compared to the prior year period. The decrease in the operating margin for the three months ended June 30, 2024, was primarily due to increases in employee compensation costs, classroom costs, information technology costs, and bad debt expense, partially offset by an increase in revenue, as compared to the prior year period. The increase in the operating margin for the six months ended June 30, 2024, was primarily due to an increase in revenue, partially offset by increases in employee compensation costs, classroom costs, and bad debt expense, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.8	50.9	48.4	50.1
Selling and promotional	22.1	22.4	21.6	24.6
General and administrative	22.5	22.1	23.0	22.2
Depreciation and amortization	3.4	5.4	3.4	5.3
Impairment of goodwill and intangible assets	—	43.5	—	21.6
Loss on leases	0.5	—	1.2	—
Loss on disposals of long-lived assets	0.1	—	0.1	—
Total costs and expenses	98.5	144.3	97.6	123.8

Income (loss) from operations before interest and income taxes	1.5	(44.3)	2.4	(23.8)
Interest expense, net	(0.5)	(0.7)	(0.3)	(1.0)
Income (loss) from operations before income taxes	0.9	(45.1)	2.1	(24.8)
Income tax (benefit) expense	—	(10.3)	0.4	(5.6)
Equity investment loss	(0.7)	—	(1.4)	—
Net income (loss)	0.2	(34.8)	0.3	(19.2)
Preferred Stock Dividend	1.0	1.0	1.0	1.0
Net loss available to common shareholders	(0.8)%	(35.8)%	(0.7)%	(20.2)%

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Revenue. Our consolidated revenue for the three months ended June 30, 2024, was $152.9 million, an increase of $5.7 million, or 3.9%, compared to $147.2 million for the three months ended June 30, 2023. The increase in revenue was primarily due to a $3.5 million, or 4.7%, increase in revenue in our APUS Segment, a $2.1 million, or 15.0%, increase in revenue in our HCN Segment, a $1.1 million, or 2.0%, increase in revenue in our RU Segment, partially offset by a $1.0 million, or 13.1%, decrease in GSUSA revenue included in Corporate and Other. The APUS Segment revenue increase was primarily due to a 1.7% increase in net course registrations and tuition and fee increases in the second and third quarters of 2023 and the second quarter of 2024, and the timing of course starts within the respective periods, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 9.4% increase in total student enrollment and a 5% tuition increase across all programs implemented in the second quarter of 2023, as compared to the prior year period. The RU Segment revenue increase was primarily due to an increase in tuition in the first quarter of 2024, which was partially offset by a 2.2% decrease in total student enrollment driven by an 8.8% decrease in on-ground enrollment, partially offset by a 4.2% increase in online enrollment, which has a lower revenue per student, as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended June 30, 2024, were $150.7 million, a decrease of $61.8 million, or 29.1%, compared to $212.5 million for the three months ended June 30, 2023. Costs and expenses for the three months ended June 30, 2024, include $0.8 in pre-tax loss on leases in our RU Segment, $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other, and the planned closure of the Wisconsin campuses in our RU Segment, and $0.2 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other. Costs and expenses for the three months ended June 30, 2023, include a non-cash impairment charge of $64.0 million to reduce the carrying value of RU Segment goodwill and intangible assets and reflect the corresponding tax impact. Costs and expenses for the three months ended June 30, 2024, as compared to the prior year period, excluding loss on leases, severance costs, and information technology transition services costs in 2024 and goodwill and intangible asset impairment charges in 2023, increased $0.7 million, due primarily to increases in other technology costs, advertising costs and bad debt expense, partially offset by decreases in depreciation and amortization expenses. Costs and expenses as a percentage of revenue decreased to 98.5% for the three months ended June 30, 2024, from 144.3% for the three months ended June 30, 2023.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2024, were $76.2 million, an increase of $1.2 million, or 1.6%, compared to $75.0 million for the three months ended June 30, 2023. The increase in instructional costs and services expenses was primarily due to increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN, as well as graduation event costs in our APUS Segment and classroom costs in our HCN Segment, partially offset by decreases in employee compensation costs in our RU Segment and Corporate and Other, and a decrease in professional fees in our APUS and RU Segments. Instructional costs and services expenses as a percentage of revenue decreased to 49.8% for the three months ended June 30, 2024, from 50.9% for the three months ended June 30, 2023.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2024, were $33.8 million, an increase of $0.9 million, or 2.6%, compared to $33.0 million for the three months ended June 30, 2023. The increase in selling and promotional expenses was primarily due to increases in advertising costs in all our segments and increases in professional fees and marketing support costs in our APUS and RU Segments, partially offset by decreases in employee compensation costs in our RU and APUS Segments. Selling and promotional expenses as a percentage of revenue decreased to 22.1% for the three months ended June 30, 2024, from 22.4% for the three months ended June 30, 2023.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2024, were $34.4 million, an increase of $1.9 million, or 5.8%, compared to $32.5 million for the three months ended June 30, 2023. General and administrative expenses for the three months ended June 30, 2024, include $0.2 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other. The increase in general and administrative expenses is primarily due to increases in information technology costs in all our segments, employee compensation costs in our RU and HCN Segments, and bad debt expense in our HCN and APUS Segments, partially offset by decreases in employee compensation costs in our APUS Segment and Corporate and Other and professional fees in Corporate and Other. Consolidated bad debt expense for the three months ended June 30, 2024, was $4.3 million, or 2.8% of revenue, compared to $3.9 million, or 2.7% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 22.5% for the three months ended June 30, 2024, from 22.1% for the three months ended June 30, 2023. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $5.2 million for three months ended June 30, 2024, compared to $8.0 million in the prior year period, a decrease of $2.7 million, primarily related to the full amortization of certain definite lived intangible assets in our RU Segment in 2023. Depreciation and amortization expenses as a percentage of revenue was 3.4% and 5.4% for the three months ended June 30, 2024, and 2023, respectively.

Impairment of goodwill and intangible assets. For the three months ended June 30, 2023, the non-cash impairment of goodwill and intangible assets of $64.0 million resulted from the reduction of the carrying value of goodwill and intangible assets in our RU Segment and the corresponding tax impact. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 5. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Quarterly Report. There was no impairment of goodwill and intangible assets for the three months ended June 30, 2024.

Loss on leases. RU Segment loss on leases was $0.8 million for the three months ended June 30, 2024. There were no losses on leases in the prior year period.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $0.2 million for the three months ended June 30, 2024, compared to a loss of $32,000 for the three months ended June 30, 2023.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.8 million and $2.1 million for the three months ended June 30, 2024, and 2023, respectively. The decrease in stock compensation for the three months ended June 30, 2024 compared to the prior period was primarily due to fewer shares granted in 2024 compared to 2023. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $0.8 million and $1.1 million for the three months ended June 30, 2024, and 2023, respectively. The decrease in net interest expense was primarily due to the increase in interest income earned in the three months ended June 30, 2024, as compared to the prior year period.

Income tax (benefit) expense. We recognized an income tax benefit of $16,000 and $15.1 million for the three months ended June 30, 2024, and 2023, respectively, or a negative effective tax rate of 4.5%, compared to an effective tax rate benefit of 22.8%, respectively. The decrease in the effective tax rate in 2024 is primarily due to a decrease in non-deductible stock compensation of approximately $0.2 million, partially offset by the $1.1 million equity investment loss not deductible for tax purposes in the three months ended June 30, 2024. The income tax benefit for the three months ended June 30, 2023, includes a $15.8 million income tax benefit related to the impairment of goodwill and intangible assets.

Equity investment loss. Equity investment loss due to the sale of our remaining equity method investment was $1.1 million for the three months ended June 30, 2024, compared to equity investment loss of $4,000 in the prior year period.

Net income (loss). Our net income was $0.4 million, compared to a net loss of $51.2 million, for the three months ended June 30, 2024, and 2023, respectively, an increase of $51.6 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $1.5 million for both the three months ended June 30, 2024, and 2023.

Net loss available to common stockholders. The net loss available to common stockholders was $1.2 million and $52.7 million for the three months ended June 30, 2024, and 2023 respectively, an improvement in net loss available to common stockholders of $51.6 million. This improvement was related to the factors discussed above.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Revenue. Our consolidated revenue for the six months ended June 30, 2024, was $307.3 million, an increase of $10.4 million, or 3.5%, compared to $296.9 million for the six months ended June 30, 2023. The increase in revenue was primarily due to a $10.2 million, or 6.9% increase in revenue in our APUS Segment, and a $5.5 million, or 19.9%, increase in revenue in our HCN Segment, partially offset by $3.3 million, or 3.0%, decrease in revenue in our RU Segment, and a $1.9 million, or 14.8%, decrease in GSUSA revenue included in Corporate and Other. The APUS Segment revenue increase was primarily due to a 2.3% increase in net course registrations, tuition and fee increases in the second and third quarters of 2023 and the second quarter of 2024, and the timing of course starts within the respective periods, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 14.7% increase in total student enrollment, and a 5% tuition increase across all programs implemented in the second quarter of 2023, as compared to the prior year period. The RU Segment revenue decrease, as compared to the prior year period, was primarily due to a 3.9% decrease in total student enrollment driven by a 10.1% decrease in on-ground enrollment, partially offset by a 2.1% increase in online enrollment, which has a lower revenue per student.

Costs and expenses. Costs and expenses for the six months ended June 30, 2024, were $299.9 million, a decrease of $67.6 million, or 18.4%, compared to $367.5 million for the six months ended June 30, 2023. Costs and expenses for the six months ended June 30, 2024, include $3.7 million pre-tax loss on leases in our RU Segment, $2.0 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other, and $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other, and the planned campus closures of our campuses located in Wisconsin in our RU Segment. Costs and expenses for the six months ended June 30, 2023, include a non-cash impairment charge of $64.0 million for our RU Segment and reflect the corresponding tax impact, and a pre-tax charge of $2.4 million in transition services fees in our RU Segment selling and promotional expenses related to the termination of the marketing contract with Collegis effective January 31, 2023. Costs and expenses for the six months ended June 30, 2024, as compared to the prior year period, excluding loss on leases, information technology transition services costs, and severance costs in 2024, and goodwill and intangible asset impairment charges and marketing transition services fees in 2023, decreased $7.5 million, due primarily to decreases in depreciation and amortization expenses and advertising and marketing support costs, partially offset by increases in other technology costs and professional fees. Costs and expenses as a percentage of revenue decreased to 97.6% for the six months ended June 30, 2024, from 123.8% for the six months ended June 30, 2023.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2024, were $148.6 million, a decrease of $0.2 million, or 0.2%, compared to $148.9 million for the six months ended June 30, 2023. The decrease in instructional costs and services expenses was primarily due to decreases in employee compensation costs in our RU Segment and Corporate and Other due to lower enrollments at RU and GSUSA, decreases in technology costs and professional fees in our RU Segment, and payment processing costs in our APUS Segment, partially offset by increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN. Instructional costs and services expenses as a percentage of revenue decreased to 48.4% for the six months ended June 30, 2024, from 50.1% for the three months ended June 30, 2023.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2024, were $66.3 million, a decrease of $6.6 million, or 9.0%., compared to $72.9 million for the six months ended June 30, 2023. Selling and promotional expenses for the six months ended June 30, 2023, include $2.4 million in transition services fees in our RU Segment related to the termination of the Collegis marketing contract, effective January 31, 2023. Other decreases in selling and promotional expenses were primarily due to decreases in advertising costs in our RU and APUS Segments, marketing support costs in our RU Segment and Corporate and Other, and employee compensation costs in our RU Segment. Selling and promotional expenses as a percentage of revenue decreased to 21.6% for the six months ended June 30, 2024, from 24.6% for the three months ended June 30, 2023.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2024, were $70.7 million, an increase of $4.7 million, or 7.1%, compared to $66.0 million for the six months ended June 30, 2023. General and administrative expenses for the six months ended June 30, 2024, include $2.0 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other. The increase in general and administrative expenses was primarily due to increases in employee compensation costs and professional fees in our RU and HCN Segments and other information technology costs in our APUS and RU Segments, partially offset by a decrease in employee compensation costs in our APUS Segment and Corporate and Other. Consolidated bad debt expense for the six months ended June 30, 2024, was $8.5 million, or 2.8% of revenue, compared to $7.8 million, or 2.6% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 23.0% for the six months ended June 30, 2024, from 22.2% for the six months ended June 30, 2023. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $10.4 million for six months ended June 30, 2024, compared to $15.7 million in the prior year period, a decrease of $5.3 million primarily related to the full amortization of certain definite lived intangible assets in our RU Segment in 2023. Depreciation and amortization expenses as a percentage of revenue was 3.4% and 5.3% for the six months ended June 30, 2024, and 2023, respectively.

Impairment of goodwill and intangible assets. For the six months ended June 30, 2023, the non-cash impairment of goodwill and intangible assets of $64.0 million resulted from the reduction of the carrying value of goodwill and intangible assets in our RU Segment, and the corresponding tax impact. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 5. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Quarterly Report. There were no impairment charges on goodwill and intangible assets for the six months ended June 30, 2024.

Loss on leases. RU Segment loss on leases was $3.7 million for the six months ended June 30, 2024. There were no losses on leases in the prior year period.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $0.2 million for the six months ended June 30, 2024, compared to a loss of $33,000 for the six months ended June 30, 2023.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $3.7 million and $4.3 million for the six months ended June 30, 2024, and 2023, respectively. The decrease in stock compensation was due to fewer shares granted in 2024 compared to 2023. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $0.9 million and $2.9 million for the six months ended June 30, 2024, and 2023, respectively. The decrease in net interest expense was primarily due to the increase in interest income earned in the six months ended June 30, 2024, as compared to the prior year period.

Income tax (benefit) expense. We recognized income tax expense of $1.2 million for the six months ended June 30, 2024, compared to an income tax benefit of $16.6 million in the prior year period, or an effective tax rate of 57.4% in 2024, compared to an effective tax rate benefit of 22.5% in 2023. The increase in the effective tax rate in 2024 is primarily due to the $4.4 million equity investment loss not deductible for tax purposes, and an increase in non-deductible stock compensation expense in relation to taxable income in the six months ended June 30, 2024, as compared to the prior year period.

Equity investment loss. Equity investment loss was $4.4 million for the six months ended June 30, 2024, compared to equity investment loss of $9,000 in the prior year period. The increase is due to a $3.3 million non-cash investment loss on an equity investment due to the investee entering into a new convertible debt agreement, which resulted in the conversion of our preferred stock holdings in the investee into common shares, and the dilution of our ownership percentage, and a $1.1 million loss on the sale of the remaining equity method investment.

Net income (loss). Our net income was $0.9 million, compared to a net loss of $57.0 million, for the six months ended June 30, 2024, and 2023, respectively, an improvement of $57.9 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $3.1 million, compared to $2.9 million, for the six months ended June 30, 2024, and 2023, respectively.

Net loss available to common stockholders. The net loss available to common stockholders was $2.2 million and $59.9 million for the six months ended June 30, 2024 and 2023, respectively, an improvement in net loss available to common stockholders of $57.7 million. This improvement was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Revenue:
APUS Segment	$77,048	$73,557	$157,704	$147,535
RU Segment	53,034	51,971	106,169	109,438
HCN Segment	16,409	14,266	32,856	27,406
Corporate and Other	6,404	7,420	10,598	12,524
Total revenue	$152,895	$147,214	$307,327	$296,903
Income (loss) from operations before interest and income taxes:
APUS Segment	$18,291	$18,941	$41,378	$36,015
RU Segment	(8,826)	(77,274)	(17,792)	(90,138)
HCN Segment	(744)	(235)	(1,048)	(1,538)
Corporate and Other	(6,501)	(6,700)	(15,136)	$(14,977)
Total income (loss) from operations before interest and income taxes	$2,220	$(65,268)	$7,402	$(70,638)

APUS Segment

For the three months ended June 30, 2024, the $3.5 million, or 4.7%, increase to approximately $77.0 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, tuition and fee increases in the second and third quarters of 2023 and the second quarter of 2024, and the timing of course starts within the respective period, as compared to the prior year period. Net course registrations increased 1.7% to approximately 89,800 from approximately 88,300 in the prior year period, primarily due to an increase in registrations by military-affiliated students utilizing education benefit programs administered by the VA. Income from operations before interest and income taxes decreased to $18.3 million, or by 3.4%, during the three months ended June 30, 2024, from $18.9 million in the prior year period, a decrease of $0.7 million, as a result of an increase in expenses as compared to the same period in 2023.

For the six months ended June 30, 2024, the $10.2 million, or 6.9%, increase to approximately $157.7 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, tuition and fee increases in 2023 and 2024, and the timing of course starts within the respective periods, as compared to the prior year period. Net course registrations increased 2.3% to approximately 188,800 from approximately 184,500 in the prior year period, primarily due to an increase in registrations by military-affiliated students utilizing VA. Income from operations before interest and income taxes increased to $41.4 million, or by 14.9%, during the six months ended June 30, 2024, from $36.0 million in the prior year period, an increase of $5.4 million, as a result of the increase in revenue, partially offset by an increase in expenses as compared to the same period in 2023.

RU Segment

For the three months ended June 30, 2024, the $1.1 million, or 2.0%, increase to approximately $53.0 million in revenue in the RU Segment was primarily due to an increase in tuition in the first quarter of 2024, partially offset by 2.2% decrease in total student enrollment which was driven by a 8.8% decrease in on-ground enrollment, partially offset by a 4.2% increase in online enrollment, which has a lower revenue per student, as compared to the prior year period. We believe this decline on-ground enrollment can be attributed to several factors, including caps on nursing student enrollment and low NCLEX pass rates at certain RU campuses, and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. The loss from operations before interest and income taxes was $8.8 million and $77.3 million for the three months ended June 30, 2024, and 2023, respectively, an improvement of $68.4 million in the current year period primarily due to the $64.0 million goodwill and intangible asset impairment charges recognized during the three months ended June 30, 2023.

For the six months ended June 30, 2024, the $3.3 million, or 3.0%, decrease to approximately $106.2 million in revenue in the RU Segment, as compared to the prior year period, was primarily due to a 3.9% decrease in total student enrollment which was driven by a 10.1% decrease in on-ground enrollment, partially offset by a 2.1% increase in online enrollment, which has a lower revenue per student, and an increase in tuition in the first quarter of 2024, as compared to the prior year period. We believe this decline on-ground enrollment can be attributed to several factors, including caps on nursing student enrollment and low NCLEX pass rates at certain RU campuses, and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. The loss from operations before interest and income taxes was $17.8 million and $90.1 million for the six months ended June 30, 2024, and 2023, respectively, an improvement of $72.3 million in the current year period primarily due to the $64.0 million goodwill and intangible asset impairment charges recognized during the three months ended June 30, 2023.

HCN Segment

For the three months ended June 30, 2024, the $2.1 million, or 15.0%, increase to approximately $16.4 million in revenue in our HCN Segment was primarily due to a 9.4% increase in total student enrollment, and the 5% tuition increase across all programs implemented in the second quarter of 2023, as compared to the prior year period. The increase in total student enrollment is primarily due to enrollment growth at the Detroit, Michigan campus. The loss from operations before interest and income taxes was $0.7 million and $0.2 million during the three months ended June 30, 2024, and 2023, respectively, an increase of $0.5 million, as compared to the prior year period.

For the six months ended June 30, 2024, the $5.5 million, or 19.9% increase to approximately $32.9 million in revenue in our HCN Segment was primarily due the 14.7% year-over-year increase in total student enrollment, and the tuition increase in the second quarter of 2023, as compared to the prior year period. The increase in total student enrollment is primarily due to enrollment growth at the Detroit, Michigan campus. The loss from operations before interest and income taxes was $1.0 million and $1.5 million during the six months ended June 30, 2024, and 2023, respectively, an improvement of $0.5 million, as compared to the prior year period.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $156.2 million and $144.3 million at June 30, 2024, and December 31, 2023, respectively, representing an increase of $11.8 million, or 8.2%. The increase in cash was primarily due to higher revenue and operating income at APUS, the receipt of fourth quarter 2023 APUS TA billing in the first quarter of 2024, and a decrease in cash paid for repurchases of common stock, partially offset by the change in the APUS TA billing policy effective January 1, 2024, and higher capital expenditures. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

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

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a complex formula based on line items from the institution’s audited financial statements. Generally, an institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in Title IV programs as a financially responsible institution through the “zone alternative” or the “financial protection alternative” as set forth in ED regulations. On March 4, 2024, ED notified us that in calculating our composite score for the fiscal year-ended December 31, 2022, it excluded our deferred tax assets from its calculation of our assets. As a result, ED calculated that we had a 2022 consolidated composite score of 1.1 and our institutions were therefore in the “zone.” We disagree with ED’s calculation and conclusion and submitted a rebuttal to ED on March 18, 2024. On April 10, 2024, ED indicated that it disagrees with our position and reiterated that our institutions must establish financial responsibility on an alternative basis. On April 17, 2024, we timely informed ED that although we continue to disagree with its composite score methodology with respect to deferred tax assets, we select the “zone alternative” as the alternative basis on which we establish financial responsibility. Under the zone alternative, we are required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institution’s accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institution’s current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. While RU already complies with HCM1, if HCM1 had applied to APUS and HCN in 2023, we estimate that we would have received approximately $6.2 million from ED at a point in time after we had disbursed the related funds.

Our Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement, contain financial covenants that require us to maintain a Total Net Leverage Ratio (as defined in each respective agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, subject to certain exceptions. Changes in TA invoicing in the fourth quarter of 2023 added to our accounts receivable as of December 31, 2023, as compared to prior practice and policy, and resulted in an increase to our leverage ratio as of December 31, 2023, under our Credit Agreement and the Purchase Agreement. As of June 30, 2024, the ratio decreased due to our improved operating results, a reduction in accounts receivable and the corresponding increase in cash, and the $2.6 million debt principal payment in the second quarter. As a result, our Total Net Leverage Ratio, under the Credit Agreement, at June 30, 2024, and December 31, 2023, was 0.23 and 0.51, respectively.

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

On April 1, 2024, as part of our technology transformation program, we transitioned to a managed service provider for certain services including service desk, end user support, and network support and operations. The second phase of the project will include the insourcing of technology from Collegis for our RU Segment and is expected to be completed in September 2024. For the six months ended June 30, 2024, we incurred approximately $2.0 million in information technology transition service costs. We estimate that the remaining cost of the technology transformation will be approximately $1.0 million for the remainder of 2024.

Share Repurchase Program

In January 2024, we repurchased 251,146 shares of common stock for an aggregate purchase price of $2.8 million. Effective February 1, 2024, we ceased purchases under this purchase authorization.

Operating Activities

Net cash provided by operating activities was $33.2 million and $28.5 million for the six months ended June 30, 2024, and 2023, respectively. The increase in cash from operating activities was primarily due to improved financial performance and changes in working capital due to the timing of receipts and payments, including cash collected by APUS from TA related to periods prior to 2024, partially offset by the change in the APUS TA invoicing policy effective January 1, 2024. Accounts receivable at June 30, 2024, decreased approximately $12.1 million compared to December 31, 2023, primarily related to our APUS Segment. Accounts payable, accrued liabilities, and accrued compensation and benefits at June 30, 2024, were approximately $4.2 million higher than December 31, 2023, primarily due to the timing of payment processing.

Investing Activities

Net cash used in investing activities was $11.4 million and $6.6 million for the six months ended June 30, 2024, and 2023, respectively. For the six months ended June 30, 2024, capital expenditures were $11.4 million compared to capital expenditures of $6.6 million for the six months ended June 30, 2023. The increase in capital expenditures for the six months ended June 30, 2024, was primarily due to campus relocations at our HCN and RU Segments and an increase in information technology capital expenditures.

Financing Activities

Net cash used in financing activities was $9.9 million and $12.0 million for the six months ended June 30, 2024, and 2023, respectively. The decrease in cash used in financial activities is primarily due to a decrease in cash used to repurchase our common stock. For the six months ended June 30, 2024, we repurchased 251,146 shares of common stock for an aggregate purchase price of $2.8 million, compared to 1,335,357 shares for an aggregate purchase price of $8.0 million during the six months ended June 30, 2023.

Financing activities for the six months ended June 30, 2024, include $3.1 million related to the payment of dividends on our preferred stock, $2.6 million in principal payments on our long term debt, and $1.4 million for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock.
Financing activities for the six months ended June 30, 2023, include $2.9 million related to the payment of dividends on our preferred stock and $1.0 million for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements. For a summary of our contractual obligations, please refer to Item 7 of Part II of our Annual Report.

Outsourced information technology services under the Collegis information technology contract will continue until September 30, 2024, at which time we will complete the transition of information technology services currently provided by Collegis to our internal operations team and to one or more third-party vendors. The total minimum expenses for information technology services through September 30, 2024, is approximately $2.3 million.

In July 2024, RU entered into a contract with a third-party to provide nursing program curriculum upgrades and course materials, and testing services to nursing students, replacing an existing third-party provider. Total annual expense under this contract is estimated to be between approximately $6.0 million and $7.0 million annually through December 31, 2027, based on enrollment, such amount approximately equal to the prior third-party provider.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2024. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term SOFR on our variable rate indebtedness, we would incur an incremental $1.0 million in interest expense per year, excluding any offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The new interest rate cap agreement, as further discussed in “Note 7. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Quarterly Report, provides us with interest rate protection in the event the one-month Term SOFR rate increases above 1.78% and has a December 31, 2024, termination date. As of June 30, 2024, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2024. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED, and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight of its participation in Title IV programs. ED’s annual evaluations for compliance with financial responsibility standards include a composite score calculation based on line items from an institution’s audited financial statements. Generally, an institution’s composite score must be at 1.5 or above for the institution to be deemed financially responsible. Under certain circumstances, institutions with a composite score less than 1.5 may be able to establish financial responsibility on an alternative basis by complying with various conditions. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone”. An institution in the “zone” may still participate in Title IV programs as a financially responsible institution through the “zone alternative” or the “financial protection alternative” as set forth in ED regulations. For purposes of evaluating the financial responsibility of our institutions, including the composite score calculation, we supply consolidated financial statements to ED because ED does not review each of our institution’s financial statements separately. Failure to meet ED’s financial responsibility standards or being subject to zone alternative requirements could adversely affect our results of operations and our operations.

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

If our institutions are in the zone for three consecutive fiscal years, then in the fourth consecutive fiscal year they must achieve a composite score of at least 1.5. If they do not achieve that score, they will be required to comply with either the “provisional certification alternative” or the “financial protection alternative” as a condition of continued Title IV participation. Under the provisional certification alternative, each of our institutions would continue to participate in Title IV programs under provisional certification and would be required to (i) provide ED with financial protection of at least 10% of the Title IV funding that the institution received during its most recently completed fiscal year, (ii) demonstrate that the institution was current on its debt payments and has met all of its financial obligations as required under the regulations for its two most recently completed fiscal years, and (iii) continue to comply with the zone alternative requirements. Under the financial protection alternative, each of our institutions would be required to provide financial protection of at least 50% of the Title IV funding that it received during its most recently completed fiscal year.

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

Our marketing strategy for APUS traditionally focused on building long-term, mutually beneficial relationships with businesses, other organizations, and individuals in military, military-affiliated, and public service communities. We must continue to develop and expand marketing channels that attract college-ready students unaffiliated with the military who may perform well at APUS, including in order to maintain compliance with the 90/10 Rule, while continuing to attract military and military-affiliated students. However, we have experienced challenges attracting such students, and there is no assurance that we will be able to do so on a cost-effective basis or to prevent a further decline in non-military enrollments at APUS.

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

RU’s planned and actual closure of campuses or termination of programs on certain campuses may adversely impact RU and us.

Effective July 1, 2024, RU closed its Lake Elmo, Minnesota campus and moved all enrolled students at the campus to RU’s Eagan, Minnesota campus, which is located less than 10 miles from the Lake Elmo campus. There can be no assurance that students will find the transfer suitable. In addition, in May 2024, RU notified the Wisconsin Educational Approval Program, or EAP, that it intends to voluntarily close its Green Bay and Wausau, Wisconsin campuses, effective December 31, 2025, and 2026, respectively. Taken together, these actions are expected to directly impact approximately 90 students, or less than 1% of RU’s current total enrollment.

RU’s Bloomington, Minnesota ADN program had been subject to adverse action and heightened scrutiny from regulators as a result of a continued failure to meet applicable regulatory and accreditor requirements. In August 2023, RU decided to voluntarily pause new enrollments beginning in November 2023. On December 29, 2023, RU informed the Minnesota Board of Nursing, or MBN, that it intends to voluntarily close the Bloomington, Minnesota ADN program, effective June 15, 2024. The MBN approved the voluntary closure of the Bloomington, Minnesota ADN program at its February 1, 2024 meeting. For all students enrolled in the Bloomington, Minnesota ADN program graduating after June 2024, their enrollment record was transferred to RU’s St. Cloud, Minnesota ADN program. As of June 30, 2024, there are no longer any enrollments in this program.

As RU evaluates its other campuses and programs, it could make similar consolidation and closure decisions about other campuses or programs. The closure of RU’s Green Bay and Wausau, Wisconsin and Lake Elmo, Minnesota campuses, its Bloomington, Minnesota ADN program, or any consolidation and closure of other campuses or programs may have an adverse impact on RU’s enrollments and reputation, which could further impact RU’s enrollments, operations, cash flows, and financial condition. Consolidation and closure decisions could also adversely impact online enrollment in the areas surrounding the closed campuses. In addition, any future consolidation and closure could have a more significant impact on RU’s overall student body than these closures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024	—	—	—	—	5,979,687
April 1, 2024 - April 30, 2024	—	—	—	509,339	5,979,687
May 1, 2024 - May 31, 2024	—	—	—	539,789	5,979,687
June 1, 2024 - June 30, 2024	—	—	—	539,789	5,979,687
Total	—	$—	—	539,789	$5,979,687

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

(3)During the three month period ended June 30, 2024, we were deemed to have repurchased 1,825 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Transition and Release Agreement, dated June 13, 2024, by and among American Public Education, Inc., American Public University System, Inc. and Richard W. Sunderland, Jr. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to exhibit filed with the Company’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on June 17, 2024.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	August 6, 2024
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 6, 2024
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)